Form 10-Q
period 1996-03-31
NORTHERN BORDER PARTNERS LP
filed 1996-05-10
CIK 909281

UNITED STATES SECURITIES AND EXCHANGE
                           COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996




                 Commission File Number 1-12202
                 NORTHERN BORDER PARTNERS, L.P.
     (Exact name of registrant as specified in its charter)


           Delaware                            93-1120873
(State or other jurisdiction of      (I.R.S. Employer Identification
incorporation or organization)                   Number)


        Enron Building
      1400 Smith Street
        Houston, Texas                          77002
(Address of principal executive              (Zip Code)
           Offices)


                       (713) 853-6161
    (Registrant's telephone number, including area code)




   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [ ]


                             1 of 12

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

                        TABLE OF CONTENTS




                                                         Page No.
PART I.   FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

      Consolidated Statement of Income -
          Three Months Ended March 31, 1996 and 1995         3
      Consolidated Balance Sheet - March 31, 1996
          and December 31, 1995                              4
      Consolidated Statement of Cash Flows -
          Three Months Ended March 31, 1996 and 1995         5
      Consolidated Statement of Changes in Partners'
          Capital - Three Months Ended March 31, 1996        6
      Notes to Consolidated Financial Statements             7

   ITEM 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations    8

PART II.  OTHER INFORMATION

   ITEM 6.  Exhibits and Reports on Form 8-K                11

                  PART I. FINANCIAL INFORMATION

                  ITEM 1. FINANCIAL STATEMENTS

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF INCOME
             (In Thousands, Except Per Unit Amounts)
                           (Unaudited)

                                           Three Months Ended
                                                March 31,
                                             1996      1995

OPERATING REVENUE                           $52,953   $52,188

OPERATING EXPENSES
 Operations and maintenance                   6,789     6,334
 Depreciation and amortization               13,435    11,808
 Taxes other than income                      6,404     6,310

   Operating expenses                        26,628    24,452

OPERATING INCOME                             26,325    27,736

INTEREST EXPENSE ON LONG-TERM DEBT            8,463     9,026

OTHER INCOME (EXPENSE)
 Other income (expense), net                    461      (147)
 Allowance for equity funds used
   during construction                           62        22

    Other income (expense)                      523      (125)

MINORITY INTERESTS IN NET INCOME              5,538     5,625

NET INCOME TO PARTNERS                      $12,847   $12,960

NET INCOME PER UNIT                         $   .48   $   .48

NUMBER OF UNITS USED IN COMPUTATION          26,200    26,200

The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                         (In Thousands)
                           (Unaudited)

                                              March 31,   December 31,

ASSETS                                          1996         1995
CURRENT ASSETS
 Cash and cash equivalents                   $   38,863   $   39,418
 Accounts receivable                             17,047       18,928
 Related party receivables                        3,203        2,883
 Materials and supplies, at cost                  3,880        4,437

   Total current assets                          62,993       65,666

NATURAL GAS TRANSMISSION PLANT
 Property, plant and equipment                1,501,104    1,499,893
 Less: Accumulated provision for
   depreciation and amortization                550,985      542,306

   Net property, plant and equipment            950,119      957,587

OTHER ASSETS                                     13,074       18,086

   Total assets                              $1,026,186   $1,041,339


LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
 Current maturities of long-term debt        $   22,500   $   15,000
 Accounts payable                                 1,259        1,193
 Accrued taxes other than income                 20,917       19,903
 Accrued interest                                 5,087       10,516
 Over recovered cost of service                   5,427        2,508

   Total current liabilities                     55,190       49,120

LONG-TERM DEBT, net of current maturities       377,500      395,000

MINORITY INTERESTS IN PARTNERS' CAPITAL         164,928      166,789

OTHER RESERVES AND DEFERRED CREDITS              11,308       11,313

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL
 General Partners                                 8,345        8,382
 Common Units                                   308,715      310,089
 Subordinated Units                             100,200      100,646

   Total partners' capital                      417,260      419,117

   Total liabilities and partners' capital   $1,026,186   $1,041,339



The accompanying notes are an integral part of these consolidated financial statements.

           PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In Thousands)
                           (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                       1996       1995

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income to partners                              $ 12,847   $ 12,960

 Adjustments to reconcile net income to partners
  to net cash provided by operating activities:
   Depreciation and amortization                       13,443     11,808
   Minority interests in net income                     5,538      5,625
   Changes in other current assets and liabilities        688     (3,323)
   Other                                                  199      1,012

      Total adjustments                                19,868     15,122

   Net cash provided by operating activities           32,715     28,082

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant, and equipment, net      (1,167)      (765)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash distributions
   Common Units                                       (10,879)   (10,879)
   Subordinated Units                                  (3,531)    (3,531)
   General Partners                                      (294)      (294)
   Minority Interests                                  (7,399)    (7,147)
 Retirement of long-term debt                         (10,000)   (20,000)

   Net cash used in financing activities              (32,103)   (41,851)

NET CHANGE IN CASH AND CASH EQUIVALENTS                  (555)   (14,534)

Cash and cash equivalents-beginning of period          39,418     44,122

Cash and cash equivalents-end of period              $ 38,863   $ 29,588


Supplemental Disclosures of Cash Flow Information:
 Cash paid for:
   Interest (net of amount capitalized)              $ 13,558   $ 14,144



The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                         (In Thousands)
                           (Unaudited)


                                                                                Total
                                         General     Common    Subordinated   Partners'
                                         Partners    Units        Units        Capital

Partners' Capital at December 31, 1995    $8,382    $310,089     $100,646     $419,117

Net income to partners                       257       9,505        3,085       12,847

Distributions to partners                   (294)    (10,879)      (3,531)     (14,704)

Partners' Capital at March 31, 1996       $8,345    $308,715     $100,200     $417,260

The accompanying notes are an integral part of this consolidated financial statement.

           ITEM 1. FINANCIAL STATEMENTS - (Concluded)

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated financial statements included herein have been prepared by Northern Border Partners, L.P. (the "Partnership") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Partnership believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995. The Partnership owns a 70% general partner interest in Northern Border Pipeline Company.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. On April 18, 1996, the Partnership declared a cash distribution of $0.55 per unit for the first quarter ended March
31, 1996. The distribution is payable May 15, 1996, to unitholders of record as of April 30, 1996. This quarterly distribution is consistent with the previously announced indicated annual rate of $2.20 per unit.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


Results of Operations

   Northern Border Partners, L.P. (the "Partnership") owns a 70% general partner interest in Northern Border Pipeline Company ("Northern Border Pipeline"). Northern Border Pipeline's revenue is derived from agreements with various shippers for the transportation of natural gas. It transports gas under a Federal Energy Regulatory Commission ("FERC") regulated tariff that provides an opportunity to recover all of the operations and maintenance costs of the pipeline, taxes other than income taxes, interest, depreciation and amortization, an allowance for income taxes and a regulated return on equity. Northern Border Pipeline is generally allowed to collect from its shippers a return on unrecovered regulated rate base as well as recover that rate base through depreciation and amortization. The return amount Northern Border Pipeline may collect from its shippers declines as the rate base is recovered. The firm transportation contract shippers are obligated to pay their allocable share of the cost of service regardless of the volumes actually transported. Based on existing contracts and capacity, 100% of the pipeline system's capacity is contractually committed through October 2001.

First Quarter 1996 Compared With First Quarter 1995

   Operating revenue increased $0.8 million (1%) for the first quarter of 1996, as compared to the same period in 1995, due to recoveries of higher operations and maintenance expense and depreciation and amortization expense. These recoveries were partially offset by returns on a lower rate base and lower interest expense on long-term debt.

   Depreciation and amortization expense increased $1.6 million (14%) for the first quarter of 1996, as compared to the same period in 1995. The increase is primarily due to an increase in the depreciation rate for Northern Border Pipeline's transmission plant from 4.4% for the three months ended March 31, 1995 to 5.0% for the comparable period in 1996, as authorized in its FERC tariff.

   Interest expense on long-term debt decreased $0.6 million (6%) for the first quarter of 1996, as compared to the same period in 1995, due to a decrease in average debt outstanding. Average debt outstanding has decreased approximately $31 million between the two periods reflecting principal payments made by Northern Border Pipeline under its bank loan agreement.

   Other income increased $0.6 million for the first quarter of 1996, as compared to the same period in 1995, primarily due to a decrease in other expenses. Other expenses in 1995 reflected a reserve provision for regulatory issues recorded by Northern Border Pipeline.

Liquidity and Capital Resources

General

   Short-term liquidity needs of the Partnership will be met by internal sources. In addition, the Partnership has the ability to establish lines of credit with one or more financial institutions. Long-term capital needs can be met by the Partnership's ability to issue additional limited partner interests in the Partnership.

Cash Flows From Operating Activities

   The Partnership generated cash flows from operations of $32.7 million for the three month period ended March 31, 1996 reflecting, among other things, net income and depreciation and amortization for the period of $12.8 million and $13.4 million, respectively. For the comparable period in 1995, the Partnership generated cash flows from operations of $28.1 million reflecting, among other things, net income and depreciation and amortization for the period of $13.0 million and $11.8 million, respectively.

Cash Flows From Investing Activities

   In October 1995, Northern Border Pipeline filed an application with the FERC to expand its existing system and to extend its pipeline from its current terminus near Harper, Iowa to a point near Manhattan, Illinois at an estimated cost of $800 million in 1995 dollars. Subject to the receipt of FERC approval, the project is expected to be ready for service by the spring of 1998.

   Net plant additions of $1.2 million for the first quarter of 1996 include $0.4 million for the proposed expansion and extension project. The remaining $0.8 million of net plant additions in 1996 are primarily related to renewals and replacements of existing facilities. For the comparable period in 1995, net plant additions were $0.8 million which included $0.4 million for the proposed expansion and extension project.

   Total capital expenditures for 1996 are estimated to be $24.0 million for the proposed expansion and extension project and $11.1 million for renewals and replacements for the existing facilities. Funds required to meet the 1996 capital expenditures are anticipated to be provided from additional debt borrowings, internal sources and equity contributions from minority interest holders.

Cash Flows From Financing Activities

   Cash flows used in financing activities of $32.1 million for the three month period ended March 31, 1996 reflect distributions made to partners and minority interests of $14.7 million and $7.4 million, respectively, and $10.0 million in principal payments under the Northern Border Pipeline bank loan agreement. For the comparable period in 1995, cash flows used in financing activities totaled $41.8 million and reflect distributions made to partners and minority interests of $14.7 million and $7.1 million, respectively, and $20.0 million in principal payments under the Northern Border Pipeline bank loan agreement.



Information Regarding Forward Looking Statements

   The statements in this Quarterly Report that are not historical are forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements include the discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" on Northern Border Pipeline's proposed expansion and extension project. Although the Partnership believes that its expectations regarding future events are based on reasonable assumptions within the bounds of its knowledge of its business, it can give no assurance that its goals will be achieved or that its expectations regarding future developments will be realized. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include political and regulatory developments that impact FERC and state utility commission proceedings, Northern Border Pipeline's success in sustaining its positions in such proceedings or the success of intervenors in opposing Northern Border Pipeline's positions, competitive developments by Canadian and U.S. natural gas transmission peers, political and regulatory developments in Canada and conditions of the capital markets and equity markets during the periods covered by the forward looking statements.

                   PART II. OTHER INFORMATION

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


ITEM 6. Exhibits and Reports on Form 8-K

(a)   Exhibits.

      None.

(b)   Reports on Form 8-K.

      None.

                          SIGNATURES




   Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NORTHERN BORDER PARTNERS, L.P.
                              (A Delaware Limited Partnership)

Date:  May 9, 1996            By:  /s/ Jerry L. Peters
                                   Jerry L. Peters
                                   Chief Financial and Accounting
                                   Officer