Form 10-Q
period 1996-06-30
NORTHERN BORDER PARTNERS LP
filed 1996-08-14
CIK 909281

UNITED STATES SECURITIES AND EXCHANGE
                           COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1996




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


                             1 of 14

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

                        TABLE OF CONTENTS


                                                          Page No.
PART I.   FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

      Consolidated Statement of Income -
          Three Months Ended June 30, 1996 and 1995
          and Six Months Ended June 30, 1996 and 1995          3
      Consolidated Balance Sheet - June 30, 1996
          and December 31, 1995                                4
      Consolidated Statement of Cash Flows -
          Six Months Ended June 30, 1996 and 1995              5
      Consolidated Statement of Changes in Partners'
          Capital - Six Months Ended June 30, 1996             6
      Notes to Consolidated Financial Statements               7

   ITEM 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations      9

PART II.  OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                 13

   ITEM 6.  Exhibits and Reports on Form 8-K                  13

                  PART I. FINANCIAL INFORMATION

                  ITEM 1. FINANCIAL STATEMENTS

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF INCOME
             (In Thousands, Except Per Unit Amounts)
                           (Unaudited)


                                       Three Months Ended    Six Months Ended
                                            June 30,              June 30,
                                         1996      1995       1996       1995

OPERATING REVENUE                       $52,918   $52,587   $105,871   $104,775

OPERATING EXPENSES
 Operations and maintenance               6,984     6,993     13,773     13,327
 Depreciation and amortization           13,799    11,792     27,234     23,600
 Taxes other than income                  6,192     6,194     12,596     12,504

   Operating expenses                    26,975    24,979     53,603     49,431

OPERATING INCOME                         25,943    27,608     52,268     55,344

INTEREST EXPENSE ON LONG-TERM DEBT        8,334     8,827     16,797     17,853

OTHER INCOME (EXPENSE)
 Other income (expense), net              1,174      (257)     1,635       (404)
 Allowance for equity funds used
   during construction                       74        30        136         52

    Other income (expense)                1,248      (227)     1,771       (352)

MINORITY INTERESTS IN NET INCOME          6,120     5,585     11,658     11,210

NET INCOME TO PARTNERS                  $12,737    12,969   $ 25,584   $ 25,929

NET INCOME PER UNIT                     $   .48   $   .49   $    .96   $    .97

NUMBER OF UNITS USED IN COMPUTATION      26,200    26,200     26,200     26,200

The accompanying notes are an integral part of these consolidated financial statements.

           PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                         (In Thousands)
                           (Unaudited)


                                               June 30,   December 31,
                                                 1996         1995
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                   $   43,350   $   39,418
 Accounts receivable                             15,978       18,928
 Related party receivables                        1,557        2,883
 Materials and supplies, at cost                  3,654        4,437

   Total current assets                          64,539       65,666

NATURAL GAS TRANSMISSION PLANT
 Property, plant and equipment                1,499,016    1,499,893
 Less: Accumulated provision for
   depreciation and amortization                559,023      542,306

   Net property, plant and equipment            939,993      957,587

OTHER ASSETS                                     11,624       18,086

   Total assets                              $1,016,156   $1,041,339


LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
 Current maturities of long-term debt        $   22,500   $   15,000
 Accounts payable                                   407        1,193
 Accrued taxes other than income                 16,553       19,903
 Accrued interest                                10,374       10,516
 Over recovered cost of service                   1,107        2,508
 Other                                              581            -

   Total current liabilities                     51,522       49,120

LONG-TERM DEBT, net of current maturities       377,500      395,000

MINORITY INTERESTS IN PARTNERS' CAPITAL         162,780      166,789

OTHER RESERVES AND DEFERRED CREDITS               9,061       11,313

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL
 General Partners                                 8,306        8,382
 Common Units                                   307,260      310,089
 Subordinated Units                              99,727      100,646

   Total partners' capital                      415,293      419,117

   Total liabilities and partners' capital   $1,016,156   $1,041,339

The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In Thousands)
                           (Unaudited)

                                                     Six Months Ended
                                                           June 30,
                                                       1996       1995

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income to partners                              $ 25,584   $ 25,929

 Adjustments to reconcile net income to partners
  to net cash provided by operating activities:
   Depreciation and amortization                       27,249     23,600
   Minority interests in net income                    11,658     11,210
   Changes in other current assets and liabilities       (620)    (3,465)
   Other                                               (1,274)     1,952

      Total adjustments                                37,013     33,297

   Net cash provided by operating activities           62,597     59,226

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant, and equipment, net      (3,590)    (2,045)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash distributions
   Common Units                                       (21,758)   (21,758)
   Subordinated Units                                  (7,062)    (7,062)
   General Partners                                      (588)      (588)
   Minority Interests                                 (15,667)   (14,656)
 Retirement of long-term debt                         (10,000)   (20,000)

   Net cash used in financing activities              (55,075)   (64,064)

NET CHANGE IN CASH AND CASH EQUIVALENTS                 3,932     (6,883)

Cash and cash equivalents-beginning of period          39,418     44,122

Cash and cash equivalents-end of period              $ 43,350   $ 37,239



Supplemental Disclosures of Cash Flow Information:
 Cash paid for:
   Interest (net of amount capitalized)              $ 16,257   $ 17,433


The accompanying notes are an integral part of these consolidated financial statements.

           PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                         (In Thousands)
                           (Unaudited)

                                                                                  Total
                                         General      Common     Subordinated    Partners'
                                        Partners       Units         Units        Capital

Partners' Capital at December 31, 1995   $8,382      $310,089      $100,646      $419,117

Net income to partners                      512        18,929         6,143        25,584

Distributions to partners                  (588)      (21,758)       (7,062)      (29,408)

Partners' Capital at June 30, 1996       $8,306      $307,260      $ 99,727      $415,293


The accompanying notes are an integral part of this consolidated financial statement.

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

   The Partnership owns a 70% general partner interest in Northern Border Pipeline Company ("Northern Border Pipeline").

2. In May 1996, the Federal Energy Regulatory Commission ("FERC") granted rehearing of its May 1994 order on Northern Border Pipeline's methodology for recording in its books and reflecting in its rates amounts related to alternative minimum tax ("AMT"). The FERC Audit Staff ("Staff"), in December 1991 after an examination of Northern Border Pipeline's records for the period January 1, 1987 through December 31, 1989, took exception to Northern Border Pipeline's established method of accounting for AMT for ratemaking purposes. Northern Border Pipeline did not agree with the exception noted by the Staff and proceeded with a hearing before an Administrative Law Judge ("ALJ") who concluded Northern Border Pipeline had properly accounted for AMT. Ultimately in the May 1996 order, the FERC accepted the ALJ's conclusions and vacated its May 1994 order which had held that the AMT component of Northern Border Pipeline's rate base should reflect the particular tax circumstances of each Northern Border Pipeline partner. There were no accounting adjustments or rate refunds required in resolution of this issue.

   In May 1996, Staff issued its audit report on its examination of Northern Border Pipeline's records for the three year period subsequent to January 1, 1990. The audit report required Northern Border Pipeline to record certain adjustments to its accounts including the reclassification of $3.9 million of costs from utility plant in service to a regulatory asset. In accordance with Northern Border Pipeline's FERC tariff, the regulatory asset is includable in rate base, however Northern Border Pipeline must file with the FERC for the future recovery of this asset through amortization to its cost of service. The adjustments made to Northern Border Pipeline's accounts as a result of the audit report did not materially affect the Partnership's financial position or results of operations.

   In November 1995, Northern Border Pipeline filed a rate case in compliance with its FERC tariff for the determination of its allowed equity rate of return. In December 1995, the FERC issued an order that permitted Northern Border Pipeline to begin collecting the requested increase in the equity rate of return effective June 1, 1996, subject to refund. Northern Border Pipeline has reduced its operating revenue and recorded a reserve for billings subject to refund, which is reflected in other current liabilities on the consolidated balance sheet. A prehearing conference established the procedural schedule with a hearing scheduled for September 1996.

   In August 1996, the FERC issued an order which contained a preliminary determination favorable to Northern Border Pipeline's application with the FERC for the expansion of its existing system and an extension of its pipeline from its current terminus near Harper, Iowa to a point near Manhattan, Illinois. Northern Border Pipeline's project proposes construction and operation of 243 miles of pipeline, 182 miles of pipeline loop and a total of 293,000 compressor horsepower at 12 compressor stations. The preliminary determination found that Northern Border Pipeline's proposed project is required by the public convenience and necessity and authorizes the project facility costs to be included with existing facility costs in the determination of rates. The preliminary determination contemplates issuance of a final order by the FERC, subject to completion of the environmental review. The project is expected to cost approximately $800 million in 1995 dollars and be ready for service in 1998.

3. On July 18, 1996, the Partnership declared a cash distribution of $0.55 per unit for the second quarter ended June 30, 1996.
The distribution is payable August 14, 1996, to unitholders of record as of July 31, 1996. This quarterly distribution is consistent with the previously announced indicated annual rate of $2.20 per unit.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


Results of Operations

   Northern Border Partners, L.P. (the "Partnership") owns a 70% general partner interest in Northern Border Pipeline Company ("Northern Border Pipeline"). Northern Border Pipeline's revenue is derived from agreements with various shippers for the transportation of natural gas. It transports gas under a Federal Energy Regulatory Commission ("FERC") regulated tariff that provides an opportunity to recover all of the operations and maintenance costs of the pipeline, taxes other than income taxes, interest, depreciation and amortization, an allowance for income taxes and a regulated return on equity. Northern Border Pipeline is generally allowed to collect from its shippers a return on regulated rate base as well as recover that rate base through depreciation and amortization. The return amount Northern Border Pipeline may collect from its shippers declines as the rate base is recovered. The firm transportation contract shippers are obligated to pay their allocable share of the cost of service regardless of the volumes actually transported. Based on existing contracts and capacity, 100% of the pipeline system's capacity is contractually committed through October 2001.

   In November 1995, Northern Border Pipeline filed a rate case in compliance with its FERC tariff for the determination of its allowed equity rate of return. In this proceeding, Northern Border Pipeline proposed, among other items, to increase its allowed equity rate of return from 12.75% to 14.25%. Pursuant to a December 1995 FERC order, Northern Border Pipeline began collecting the proposed increase in rate of return on equity effective June 1, 1996, subject to refund (see Note 2 - Notes to Consolidated Financial Statements of this Form 10-Q). Besides objecting to the increase in the allowed equity rate of return, issues identified by the FERC staff and intervenors include, among other items, depreciation rates for the existing operations and the level of allowance for income taxes includable in cost of service.

   Regarding the issue of the allowance for income taxes, the FERC staff and intervenors refer to a FERC order issued in June
1995, and on which the FERC denied rehearing in pertinent part in May 1996, in a case involving Lakehead Pipe Line Company L.P. ("Lakehead"). Lakehead is an oil pipeline for which the FERC determined that an income tax allowance would not be allowed with respect to income attributable to the limited partnership interests held by individuals. Testimonies filed by both FERC staff and certain intervenors maintain Northern Border Pipeline's tariff should be changed to apply the policy established in Lakehead which, as proposed, may result in an annual reduction to the cost of service of between $11 million and $30 million. In its answering testimony, Northern Border Pipeline states its tariff provisions, consistently utilized since inception, require Northern Border Pipeline to include in its cost of service an allowance for income taxes calculated as if Northern Border
Pipeline were a corporation and do not require Northern Border Pipeline to reflect the particular tax circumstances of each of its partners. These tariff provisions were approved by the FERC, have been relied upon by lenders and investors, and have provided significant benefits to its shippers through substantial reductions to rate base for amounts recorded as accumulated deferred income taxes. If Lakehead were applied, Northern Border Pipeline believes these accumulated deferred income tax balances would be eliminated in whole or in part and would result in increases to rate base and to cost of service. A hearing on the rate case is scheduled for September 1996. The Partnership is unable to predict at this time the effect of these rate proceedings on future operating results of Northern Border Pipeline.

Second Quarter 1996 Compared With Second Quarter 1995

   Operating revenue increased $0.3 million (1%) for the second quarter of 1996, as compared to the same period in 1995, due to recoveries of higher depreciation and amortization expense.
These recoveries were partially offset by returns on a lower rate base and lower interest expense on long-term debt.

   Depreciation and amortization expense increased $2.0 million (17%) for the second quarter of 1996, as compared to the same period in 1995. The increase is primarily due to an increase in the depreciation rate for Northern Border Pipeline's transmission plant from 4.4% for the three months ended June 30, 1995 to 5.0% for the comparable period in 1996, as authorized in its FERC tariff.

   Interest expense on long-term debt decreased $0.5 million (6%) for the second quarter of 1996, as compared to the same period in 1995, due to a decrease in average debt outstanding reflecting principal payments made by Northern Border Pipeline under its bank loan agreement.

   Other income increased $1.5 million for the second quarter of 1996, as compared to the same period in 1995. Other income in 1995 reflected a reserve provision for regulatory issues recorded by Northern Border Pipeline. In 1996, the reserve for regulatory issues was adjusted to reflect the resolution of the FERC audit on the results of the examination of Northern Border Pipeline's books for the three year period subsequent to January 1, 1990 (see Note 2 - Notes to Consolidated Financial Statements of this Form 10-Q).

Six Months Ended June 30, 1996 Compared With Six Months Ended
June 30, 1995

   Operating revenue increased $1.1 million (1%) for the six months ended June 30, 1996, as compared to the same period in 1995, due to recoveries of higher operations and maintenance expense and depreciation and amortization expense. These recoveries were partially offset by returns on a lower rate base and lower interest expense on long-term debt.

   Depreciation and amortization expense increased $3.6 million (15%) for the six months ended June 30, 1996, as compared to the same period in 1995. The increase is primarily due to an increase in the depreciation rate for Northern Border Pipeline's transmission plant from 4.4% for the six months ended June 30, 1995 to 5.0% for the comparable period in 1996, as authorized in its FERC tariff.

   Interest expense on long-term debt decreased $1.1 million (6%) for the six months ended June 30, 1996, as compared to the same period in 1995, due to a decrease in average debt outstanding reflecting principal payments made by Northern Border Pipeline under its bank loan agreement.

   Other income increased $2.1 million for the six months ended June 30, 1996, as compared to the same period in 1995. Other income in 1995 reflected a reserve provision for regulatory issues recorded by Northern Border Pipeline. In 1996, the reserve for regulatory issues was adjusted to reflect the resolution of the FERC audit on the results of the examination of Northern Border Pipeline's books for the three year period subsequent to January 1, 1990 (see Note 2 - Notes to Consolidated Financial Statements of this Form 10-Q).

Liquidity and Capital Resources

General

   Short-term liquidity needs of the Partnership will be met by internal sources. In addition, the Partnership has the ability to establish lines of credit with one or more financial institutions. Long-term capital needs can be met by the Partnership's ability to issue additional limited partner interests in the Partnership.

Cash Flows From Operating Activities

   The Partnership generated cash flows from operations of $62.6 million for the six month period ended June 30, 1996 reflecting, among other things, net income and depreciation and amortization for the period of $25.6 million and $27.2 million, respectively. For the comparable period in 1995, the Partnership generated cash flows from operations of $59.2 million reflecting, among other things, net income and depreciation and amortization for the period of $25.9 million and $23.6 million, respectively.

Cash Flows From Investing Activities

   In October 1995, Northern Border Pipeline filed an application with the FERC to expand its existing system and to extend its pipeline from its current terminus near Harper, Iowa to a point near Manhattan, Illinois at an estimated cost of $800 million in 1995 dollars. Subject to the receipt of FERC final approval, the project is expected to be ready for service in 1998 (see Note 2 - Notes to Consolidated Financial Statements of this Form 10-Q).

   Net plant additions of $3.6 million for the six months ending June 30, 1996 include $1.8 million for the proposed expansion and extension project. The remaining $1.8 million of net plant additions in 1996 are primarily related to renewals and replacements of existing facilities. For the comparable period in 1995, net plant additions were $2.0 million which included $1.1 million for the proposed expansion and extension project.

   Total capital expenditures for 1996 are estimated to be $24.0 million for the proposed expansion and extension project and $11.1 million for renewals and replacements for the existing facilities. Funds required to meet the 1996 capital expenditures are anticipated to be provided from additional debt borrowings, internal sources and equity contributions from minority interest holders.

Cash Flows From Financing Activities

   Cash flows used in financing activities of $55.1 million for the six month period ended June 30, 1996 reflect distributions made to partners and minority interests of $29.4 million and $15.7 million, respectively, and $10.0 million in principal payments under the Northern Border Pipeline bank loan agreement. For the comparable period in 1995, cash flows used in financing activities totaled $64.1 million and reflect distributions made to partners and minority interests of $29.4 million and $14.7 million, respectively, and $20.0 million in principal payments under the Northern Border Pipeline bank loan agreement.

Information Regarding Forward Looking Statements

   The statements in this Quarterly Report that are not historical are forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements include the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" on Northern Border Pipeline's rate case and in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" on Northern Border Pipeline's proposed expansion and extension project. Although the Partnership believes that its expectations regarding future events are based on reasonable assumptions within the bounds of its knowledge of its business, it can give no assurance that its goals will be achieved or that its expectations regarding future developments will be realized. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include political and regulatory developments that impact FERC and state utility commission proceedings, Northern Border Pipeline's success in sustaining its positions in such proceedings or the success of intervenors in opposing Northern Border Pipeline's positions, competitive developments by Canadian and U.S. natural gas transmission peers, political and regulatory developments in Canada and conditions of the capital markets and equity markets during the periods covered by the forward looking statements.

                PART II. OTHER INFORMATION

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


ITEM 1. Legal Proceedings

   As reported in Item 3 of the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, Northern Border Pipeline was involved in a legal proceeding on its method of accounting for alternative minimum tax for ratemaking purposes. During the second quarter of 1996, this issue was resolved in favor of Northern Border Pipeline (see Note 2 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q).

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


                              NORTHERN BORDER PARTNERS, L.P.
                              (A Delaware Limited Partnership)

Date:  August 13, 1996        By:  Jerry L. Peters
                                   Jerry L. Peters
                                   Chief Financial and Accounting
                                    Officer