Form 10-Q
period 1996-09-30
NORTHERN BORDER PARTNERS LP
filed 1996-11-13
CIK 909281

UNITED STATES SECURITIES AND EXCHANGE
                           COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996




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



                             1 of 15

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

                        TABLE OF CONTENTS




                                                            Page No.
PART I.   FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

      Consolidated Statement of Income -
          Three Months Ended September 30, 1996 and 1995
          and Nine Months Ended September 30, 1996 and 1995 3 Consolidated Balance Sheet - September 30, 1996
          and December 31, 1995                                 4
      Consolidated Statement of Cash Flows -
          Nine Months Ended September 30, 1996 and 1995         5
      Consolidated Statement of Changes in Partners'
          Capital - Nine Months Ended September 30, 1996        6
      Notes to Consolidated Financial Statements                7

   ITEM 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations      9

PART II.  OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                  14

   ITEM 6.  Exhibits and Reports on Form 8-K                   14

                  PART I. FINANCIAL INFORMATION

                  ITEM 1. FINANCIAL STATEMENTS

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF INCOME
             (In Thousands, Except Per Unit Amounts)
                           (Unaudited)

                                     Three Months Ended   Nine Months Ended
                                        September 30,       September 30,
                                       1996      1995      1996        1995

OPERATING REVENUE                     $52,863   $51,886   $158,734   $156,661

OPERATING EXPENSES
 Operations and maintenance             7,215     6,531     20,988     19,858
 Depreciation and amortization         13,479    11,863     40,713     35,463
 Taxes other than income                6,178     6,191     18,774     18,695

   Operating expenses                  26,872    24,585     80,475     74,016

OPERATING INCOME                       25,991    27,301     78,259     82,645

INTEREST EXPENSE ON LONG-TERM DEBT      8,316     8,782     25,113     26,635

OTHER INCOME (EXPENSE)
 Other income (expense), net              632      (212)     2,267       (616)
 Allowance for equity funds used
  during construction                     101        (8)       237         44
   Other income (expense)                 733      (220)     2,504       (572)

MINORITY INTERESTS IN NET INCOME        5,466     5,513     17,124     16,723

NET INCOME TO PARTNERS                $12,942   $12,786   $ 38,526   $ 38,715

NET INCOME PER UNIT                   $   .48   $   .48   $   1.44   $   1.45

NUMBER OF UNITS USED IN COMPUTATION    26,200    26,200     26,200     26,200

The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                         (In Thousands)
                           (Unaudited)

                                             September 30,   December 31,
                                                 1996           1995
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                   $   38,935      $   39,418
 Accounts receivable                             15,546          18,928
 Related party receivables                        1,814           2,883
 Materials and supplies, at cost                  3,957           4,437

   Total current assets                          60,252          65,666

NATURAL GAS TRANSMISSION PLANT
 Property, plant and equipment                1,503,449       1,499,893
 Less: Accumulated provision for
   depreciation and amortization                566,873         542,306

   Net property, plant and equipment            936,576         957,587

OTHER ASSETS                                     11,439          18,086

   Total assets                              $1,008,267      $1,041,339


LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
 Current maturities of long-term debt        $   35,000      $   15,000
 Accounts payable                                   325           1,193
 Accrued taxes other than income                 21,427          19,903
 Accrued interest                                 5,216          10,516
 Over recovered cost of service                     813           2,508
 Other                                            2,279              --

   Total current liabilities                     65,060          49,120

LONG-TERM DEBT, net of current maturities       360,000         395,000

MINORITY INTERESTS IN PARTNERS' CAPITAL         160,615         166,789

OTHER RESERVES AND DEFERRED CREDITS               9,061          11,313

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL
 General Partners                                 8,271           8,382
 Common Units                                   305,956         310,089
 Subordinated Units                              99,304         100,646

   Total partners' capital                      413,531         419,117

   Total liabilities and partners' capital   $1,008,267      $1,041,339

The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In Thousands)
                           (Unaudited)

                                                    Nine Months Ended
                                                       September 30,
                                                       1996      1995

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income to partners                              $ 38,526   $ 38,715

 Adjustments to reconcile net income to partners
  to net cash provided by operating activities:
   Depreciation and amortization                       40,736     35,463
   Minority interests in net income                    17,124     16,723
   Changes in other current assets and liabilities     (1,408)    (3,070)
   Other                                                  540      2,877

      Total adjustments                                56,992     51,993

   Net cash provided by operating activities           95,518     90,708

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant, and equipment, net      (8,771)    (4,868)
 Other                                                 (4,820)        --

   Net cash used in investing activities              (13,591)    (4,868)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash distributions
   Common Units                                       (32,637)   (32,637)
   Subordinated Units                                 (10,593)   (10,593)
   General Partners                                      (882)      (882)
   Minority Interests                                 (23,298)   (22,083)
 Retirement of long-term debt                         (15,000)   (30,000)

   Net cash used in financing activities              (82,410)   (96,195)

NET CHANGE IN CASH AND CASH EQUIVALENTS                  (483)   (10,355)

Cash and cash equivalents-beginning of period          39,418     44,122

Cash and cash equivalents-end of period              $ 38,935   $ 33,767


Supplemental Disclosures of Cash Flow Information:
 Cash paid for:
   Interest (net of amount capitalized)              $ 29,353   $ 31,263

The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                         (In Thousands)
                           (Unaudited)


                                                                            Total
                                        General    Common   Subordinated   Partners'
                                        Partners    Units      Units       Capital

Partners' Capital at December 31, 1995   $8,382   $310,089    $100,646     $419,117

Net income to partners                      771     28,504      9,251        38,526

Distributions to partners                  (882)   (32,637)   (10,593)      (44,112)

Partners' Capital at September 30, 1996  $8,271   $305,956   $ 99,304      $413,531


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

   The Partnership owns a 70% general partner interest in Northern Border Pipeline Company ("Northern Border Pipeline"). During the third quarter of 1996, the Partnership acquired a 62% ownership position in Black Mesa Holdings, Inc. ("Black Mesa"). Black Mesa, through a wholly-owned subsidiary, transports coal-water slurry through a 273-mile, 18-inch diameter pipeline that originates in Kayenta, Arizona and ends in Laughlin, Nevada.

2. In May 1996, the Federal Energy Regulatory Commission ("FERC") granted rehearing of its May 1994 order on Northern Border Pipeline's methodology for recording in its books and reflecting in its rates amounts related to alternative minimum tax ("AMT"). The FERC Audit Staff ("Staff"), in December 1991 after an examination of Northern Border Pipeline's records for the period January 1, 1987 through December 31, 1989, took exception to Northern Border Pipeline's established method of accounting for AMT for ratemaking purposes. Northern Border Pipeline did not agree with the exception noted by the Staff and proceeded with a hearing before an Administrative Law Judge ("ALJ") who concluded Northern Border Pipeline had properly accounted for AMT. Ultimately, in the May 1996 order, the FERC accepted the ALJ's conclusions and vacated its May 1994 order which had held that the AMT component of Northern Border Pipeline's rate base should reflect the particular tax circumstances of each Northern Border Pipeline partner. There were no accounting adjustments or rate refunds required in resolution of this issue.

   In May 1996, the Staff issued its audit report on its examination of Northern Border Pipeline's records for the three year period subsequent to January 1, 1990. The audit report required Northern Border Pipeline to record certain adjustments to its accounts including the reclassification of $3.9 million of costs from utility plant in service to a regulatory asset. In accordance with Northern Border Pipeline's FERC tariff, the regulatory asset is includable in rate base, however Northern Border Pipeline must file with the FERC for the future recovery of this asset through amortization to its cost of service. The adjustments made to Northern Border Pipeline's accounts as a result of the audit report did not materially affect the Partnership's financial position or results of operations.

   In November 1995, Northern Border Pipeline filed a rate case in compliance with its FERC tariff for the determination of its allowed equity rate of return. In December 1995, the FERC issued an order that permitted Northern Border Pipeline to begin collecting the requested increase in the equity rate of return effective June 1, 1996, subject to refund. Northern Border Pipeline filed for FERC approval of a Stipulation and Agreement ("Stipulation") on October 15, 1996, to settle its rate case.
The Stipulation, which is supported or unopposed by shippers representing approximately 90% of the contracted capacity of Northern Border Pipeline, must be certified by an ALJ to the FERC for its review and approval. Northern Border Pipeline has reduced its operating revenue and recorded a reserve for billings subject to refund, which materially reflects the terms of the Stipulation.

   In August 1996, the FERC issued an order which contained a preliminary determination favorable to Northern Border Pipeline's application with the FERC for the expansion of its existing system and an extension of its pipeline from its current terminus near Harper, Iowa to a point near Manhattan, Illinois ("Chicago Project"). The preliminary determination found that the Chicago Project is required by the public convenience and necessity and authorizes the project facility costs to be included with existing facility costs in the determination of rates. The preliminary determination contemplates issuance of a final order by the FERC, subject to completion of the environmental review. Northern Border Pipeline amended its application in September 1996 to reflect minor facility modifications. Northern Border Pipeline's Chicago Project, as described in its amended application, proposes construction and operation of 243 miles of pipeline, 147 miles of pipeline loop and a total of 228,500 compressor horsepower at eight compressor stations. The amended application also requests approval to remove from service 100,000 compressor horsepower at five existing compressor stations to be replaced with 175,000 compressor horsepower. The project is expected to cost approximately $793 million in 1995 dollars and be ready for service in November 1998.

3. On October 18, 1996, the Partnership declared a cash distribution of $0.55 per unit for the third quarter ended September 30, 1996. The distribution is payable November 14, 1996, to unitholders of record as of October 31, 1996. This quarterly distribution is consistent with the previously announced indicated annual rate of $2.20 per unit.

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

   In November 1995, Northern Border Pipeline filed a rate case in compliance with its FERC tariff for the determination of its allowed equity rate of return. In this proceeding, Northern
Border Pipeline proposed, among other items, to increase its allowed equity rate of return from 12.75% to 14.25%. Pursuant to a December 1995 FERC order, Northern Border Pipeline began collecting the proposed increase in rate of return on equity effective June 1, 1996, subject to refund (see Note 2 - Notes to Consolidated Financial Statements of this Form 10-Q). Besides objecting to the increase in the allowed equity rate of return, issues identified by the FERC staff and intervenors include, among other items, depreciation rates for the existing operations and the level of allowance for income taxes includable in cost of service. After reaching a settlement accord with a majority of its shippers, on October 15, 1996 Northern Border Pipeline filed for FERC approval of a Stipulation and Agreement ("Stipulation") to settle its rate case. The Stipulation would allow Northern
Border Pipeline a 12.75% equity rate of return from June 1, 1996 to September 30, 1996, and a 12% rate beginning October 1, 1996.
In addition, the depreciation rates on its transmission plant would be reduced effective June 1, 1996. On the issue of the allowance for income taxes, the FERC had previously ruled in a case involving Lakehead Pipe Line Company L.P. that an income tax allowance would not be allowed with respect to income attributable to the limited partnership interests held by individuals. During the rate case proceeding, Northern Border Pipeline filed testimony regarding what it believed to be the proper application of this FERC ruling to its circumstances. The Partnership believes the Stipulation, if approved, effectively resolves the income tax issue and Northern Border Pipeline can continue to include an allowance for income taxes at the current level in cost of service. Under the Stipulation, in connection with the completion of its Chicago Project (see Liquidity and Capital Resources - Cash Used in Investing Activities for a description of the Chicago Project), Northern Border Pipeline would implement a capital cost containment mechanism and a $31 million settlement adjustment mechanism. The settlement adjustment mechanism would reduce rate base for purposes of calculating the allowed return on equity. One participant has filed comments alleging that the Stipulation is contrary to FERC policy. The Stipulation is pending before an Administrative Law
Judge who will decide whether to certify it to the FERC for review and approval. Northern Border Pipeline must receive FERC approval of the Stipulation before it can implement all of the filed for terms. The Partnership is unable to predict if or when the Stipulation will be approved as filed and thus the effect of this rate proceeding on future operating results of Northern Border Pipeline cannot be determined at this time.

Third Quarter 1996 Compared With Third Quarter 1995

   Operating revenue increased $1.0 million (2%) for the third quarter of 1996, as compared to the same period in 1995, due to recoveries of higher operations and maintenance expense and depreciation and amortization expense. These recoveries were partially offset by returns on a lower rate base and lower interest expense on long-term debt.

   Operations and maintenance expense increased $0.7 million
(10%) for the third quarter of 1996, as compared to the same period in 1995, primarily due to expenses incurred in conjunction with Northern Border Pipeline's rate case proceeding as well as higher administrative expenses.

   Depreciation and amortization expense increased $1.6 million (14%) for the third quarter of 1996, as compared to the same period in 1995. The increase is primarily due to an increase in the depreciation rate for Northern Border Pipeline's transmission plant from 4.4% for the three months ended September 30, 1995 to 5.0% for the comparable period in 1996, as authorized in its FERC tariff.

   Interest expense on long-term debt decreased $0.5 million (5%) for the third quarter of 1996, as compared to the same period in 1995, due to a decrease in average debt outstanding reflecting principal payments made by Northern Border Pipeline under its bank loan agreement.

   Other income increased $1.0 million for the third quarter of 1996, as compared to the same period in 1995. Other income in 1995 reflected a reserve provision for regulatory issues recorded by Northern Border Pipeline. In the second quarter of 1996, the reserve for regulatory issues was adjusted to reflect the resolution of the FERC audit on the results of the examination of Northern Border Pipeline's books for the three year period subsequent to January 1, 1990 (see Note 2 - Notes to Consolidated Financial Statements of this Form 10-Q).


Nine Months Ended September 30, 1996 Compared With Nine Months
Ended September 30, 1995

   Operating revenue increased $2.1 million (1%) for the nine months ended September 30, 1996, as compared to the same period in 1995, due to recoveries of higher operations and maintenance expense and depreciation and amortization expense. These recoveries were partially offset by returns on a lower rate base and lower interest expense on long-term debt.

   Operations and maintenance expense increased $1.1 million (6%) for the nine months ended September 30, 1996, as compared to the same period in 1995, primarily due to expenses incurred in conjunction with Northern Border Pipeline's rate case proceeding as well as higher administrative expenses.

   Depreciation and amortization expense increased $5.3 million (15%) for the nine months ended September 30, 1996, as compared to the same period in 1995. The increase is primarily due to an increase in the depreciation rate for Northern Border Pipeline's transmission plant from 4.4% for the nine months ended September 30, 1995 to 5.0% for the comparable period in 1996, as authorized in its FERC tariff.

   Interest expense on long-term debt decreased $1.5 million (6%) for the nine months ended September 30, 1996, as compared to the same period in 1995, due to a decrease in average debt outstanding reflecting principal payments made by Northern Border
Pipeline under its bank loan agreement.

   Other income increased $3.1 million for the nine months ended September 30, 1996, as compared to the same period in 1995.
Other income in 1995 reflected a reserve provision for regulatory issues recorded by Northern Border Pipeline. In 1996, the reserve for regulatory issues was adjusted to reflect the resolution of the FERC audit on the results of the examination of Northern Border Pipeline's books for the three year period subsequent to January 1, 1990 (see Note 2 - Notes to Consolidated Financial Statements of this Form 10-Q).

Liquidity and Capital Resources

General

   Short-term liquidity needs of the Partnership will be met by internal sources. In addition, the Partnership has the ability to establish lines of credit with one or more financial institutions. Long-term capital needs can be met by the Partnership's ability to issue additional limited partner interests in the Partnership.

   On October 4, 1996, Northern Border Pipeline entered into a $50 million credit agreement with a financial institution which expires in October 1997. Borrowings under the credit agreement are expected to be used by Northern Border Pipeline to fund working capital, construction and other general business purposes.

Cash Flows From Operating Activities

   The Partnership's cash flows from operations increased $4.8 million to $95.5 million for the nine month period ended
September 30, 1996, as compared to the same period in 1995, due primarily to an increase in Northern Border Pipeline's depreciation and amortization expense which is collected from its shippers.

Cash Flows From Investing Activities

   In October 1995, Northern Border Pipeline filed an application with the FERC to expand its existing system and to extend its pipeline from its current terminus near Harper, Iowa to a point near Manhattan, Illinois ("Chicago Project"). Northern Border Pipeline amended its application in September 1996 to reflect minor facility modifications. The estimated cost of the Chicago Project is $793 million in 1995 dollars. Subject to the receipt of final FERC approval, the Chicago Project is expected to be ready for service in November 1998 (see Note 2 - Notes to Consolidated Financial Statements of this Form 10-Q).

   Net plant additions of $8.8 million for the nine months ending September 30, 1996 include $4.6 million for the Chicago Project. The remaining $4.2 million of net plant additions in 1996 are primarily related to renewals and replacements of existing facilities. For the comparable period in 1995, net plant additions were $4.9 million which included $2.5 million for the Chicago Project.

   Total capital expenditures for 1996 are estimated to be $19.7 million for the Chicago Project and $10.2 million for renewals and replacements for the existing facilities. Funds required to meet the capital expenditures for the remainder of 1996 are anticipated to be provided from debt borrowings under Northern Border Pipeline's credit agreement and internal sources.

Cash Flows From Financing Activities

   Cash flows used in financing activities of $82.4 million for the nine month period ended September 30, 1996 reflect distributions made to partners and minority interests of $44.1 million and $23.3 million, respectively, and $15.0 million in principal payments under the Northern Border Pipeline bank loan agreement. For the comparable period in 1995, cash flows used in financing activities totaled $96.2 million and reflect distributions made to partners and minority interests of $44.1 million and $22.1 million, respectively, and $30.0 million in principal payments under the Northern Border Pipeline bank loan agreement.

Information Regarding Forward Looking Statements

   The statements in this Quarterly Report that are not historical are forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements include the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" on Northern Border Pipeline's rate case and in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" on Northern Border Pipeline's Chicago Project. Although the Partnership believes that its expectations regarding future events are based on reasonable assumptions within the bounds of its knowledge of its business, it can give no assurance that its goals will be achieved or that its expectations regarding future developments will be realized. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include political and regulatory developments that impact FERC and state utility commission proceedings, Northern Border Pipeline's success in sustaining its positions in such proceedings or the success of intervenors in opposing Northern Border Pipeline's positions, competitive developments by Canadian and U.S. natural gas transmission peers, political and regulatory developments in Canada and conditions of the capital markets and equity markets during the periods covered by the forward looking statements.

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


                              NORTHERN BORDER PARTNERS, L.P.
                              (A Delaware Limited Partnership)

Date:  November 13, 1996     By:  Jerry L. Peters
                                  Jerry L. Peters
                                  Chief Financial and Accounting
                                   Officer