Form 10-Q
period 1997-03-31
NORTHERN BORDER PARTNERS LP
filed 1997-05-15
CIK 909281

UNITED STATES SECURITIES AND EXCHANGE
                           COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1997




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




                             1 of 13

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

                        TABLE OF CONTENTS




                                                      Page No.
PART I.   FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

      Consolidated Statement of Income -
          Three Months Ended March 31, 1997 and 1996      3
      Consolidated Balance Sheet - March 31, 1997
          and December 31, 1996                           4
      Consolidated Statement of Cash Flows -
          Three Months Ended March 31, 1997 and 1996      5
      Consolidated Statement of Changes in Partners'
          Capital - Three Months Ended March 31, 1997     6
      Notes to Consolidated Financial Statements          7

   ITEM 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations   9

PART II.  OTHER INFORMATION

   ITEM 6.  Exhibits and Reports on Form 8-K              12

                 PART I. FINANCIAL INFORMATION

                  ITEM 1. FINANCIAL STATEMENTS

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF INCOME
             (In Thousands, Except Per Unit Amounts)
                           (Unaudited)


                                           Three Months Ended
                                                March 31,
                                             1997      1996

OPERATING REVENUE                           $46,646   $52,953

OPERATING EXPENSES
 Operations and maintenance                   7,125     6,789
 Depreciation and amortization                9,626    13,435
 Taxes other than income                      6,077     6,404

   Operating expenses                        22,828    26,628

OPERATING INCOME                             23,818    26,325

INTEREST EXPENSE                              7,861     8,463

OTHER INCOME
 Other income, net                            2,997       461
 Allowance for equity funds used
   during construction                          117        62

    Other income                              3,114       523

MINORITY INTERESTS IN NET INCOME              5,600     5,538

NET INCOME TO PARTNERS                      $13,471   $12,847

NET INCOME PER UNIT                         $   .50   $   .48

NUMBER OF UNITS USED IN COMPUTATION          26,200    26,200


The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                         (In Thousands)
                           (Unaudited)

                                               March 31,     December 31,
ASSETS                                           1997            1996

CURRENT ASSETS
 Cash and cash equivalents                   $   55,124      $   41,390
 Accounts receivable                             21,247          16,907
 Related party receivables                        2,576           2,364
 Materials and supplies, at cost                  3,584           4,128

   Total current assets                          82,531          64,789

NATURAL GAS TRANSMISSION PLANT
 Property, plant and equipment                1,516,364       1,513,116
 Less: Accumulated provision for
   depreciation and amortization                583,954         575,257

   Net property, plant and equipment            932,410         937,859

OTHER ASSETS                                     13,004          13,836

   Total assets                              $1,027,945      $1,016,484


LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
 Current maturities of long-term debt        $   42,500      $   17,500
 Note payable                                    10,000          10,000
 Accounts payable                                   937           3,463
 Accrued taxes other than income                 21,512          20,968
 Accrued interest                                 5,041          10,353
 Over recovered cost of service                   7,636           4,236
 Accumulated provision for rate refunds          32,879          12,227

   Total current liabilities                    120,505          78,747

LONG-TERM DEBT, net of current maturities       335,000         360,000

MINORITY INTERESTS IN PARTNERS' CAPITAL         154,025         158,089

RESERVES AND DEFERRED CREDITS                     9,062           9,062

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL
 General Partners                                 8,187           8,212
 Common Units                                   302,865         303,777
 Subordinated Units                              98,301          98,597

   Total partners' capital                      409,353         410,586

   Total liabilities and partners' capital   $1,027,945      $1,016,484


The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In Thousands)
                           (Unaudited)

                                                   Three Months Ended
                                                         March 31,
                                                      1997      1996

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income to partners                            $ 13,471  $ 12,847

 Adjustments to reconcile net income to partners
  to net cash provided by operating activities:
   Depreciation and amortization                      9,641    13,443
   Minority interests in net income                   5,600     5,538
   Provision for rate refunds                        20,652        --
   Changes in other current assets and liabilities   (7,902)      688
   Other                                               (411)      199

      Total adjustments                              27,580    19,868

   Net cash provided by operating activities         41,051    32,715

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant, and equipment, net   (3,131)    (1,167)
 Other                                                 182         --

 Net cash used in investing activities              (2,949)    (1,167)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash distributions
   Common Units                                    (10,879)   (10,879)
   Subordinated Units                               (3,531)    (3,531)
   General Partners                                   (294)      (294)
   Minority Interests                               (9,664)    (7,399)
 Retirement of long-term debt                           --    (10,000)

   Net cash used in financing activities           (24,368)   (32,103)

NET CHANGE IN CASH AND CASH EQUIVALENTS             13,734       (555)

Cash and cash equivalents-beginning of period       41,390     39,418

Cash and cash equivalents-end of period           $ 55,124   $ 38,863



Supplemental Disclosures of Cash Flow Information:
 Cash paid for:
   Interest (net of amount capitalized)           $ 12,837   $ 13,558


The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                         (In Thousands)
                           (Unaudited)


                                           General     Common    Subordinated   Partners'
                                           Partners     Units        Units       Capital

Partners' Capital at December 31, 1996      $8,212    $303,777      $98,597     $410,586

Net income to partners                         269       9,967        3,235       13,471

Distributions to partners                     (294)    (10,879)      (3,531)     (14,704)

Partners' Capital at March 31, 1997         $8,187    $302,865      $98,301     $409,353


The accompanying notes are an integral part of this consolidated financial statement.

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated financial statements included herein have been prepared by Northern Border Partners, L.P. (the "Partnership") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Partnership believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.

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

   The Partnership owns a 70% general partner interest in Northern Border Pipeline Company ("Northern Border Pipeline").
As a result of an acquisition during the third quarter of 1996, the Partnership has a non-controlling ownership position of 60.5% in Black Mesa Holdings, Inc.

2. In November 1995, Northern Border Pipeline filed a rate case in compliance with its Federal Energy Regulatory Commission ("FERC") tariff for the determination of its allowed equity rate of return. In December 1995, the FERC issued an order that permitted Northern Border Pipeline to begin collecting the requested increase in the equity rate of return effective June 1, 1996, subject to refund. Northern Border Pipeline filed for FERC approval of a Stipulation and Agreement ("Stipulation") on October 15, 1996, to settle its rate case. On November 19, 1996, the Stipulation was certified by an Administrative Law Judge ("ALJ") to the FERC for review and approval. In accordance with the terms of the Stipulation, Northern Border Pipeline's allowed equity rate of return would be reduced from a requested 14.25% to 12.75% for the period June 1, 1996 to October 1, 1996 and to 12% thereafter. Additionally, the Stipulation would reduce the effective depreciation rate applied to Northern Border Pipeline's gross transmission plant from 3.6% to 2.7% for the period June 1, 1996 to December 31, 1996, resulting in an average effective depreciation rate of 3.1% for the year ended December 31, 1996. Beginning January 1, 1997, the depreciation rate would be reduced to 2.5%. To reflect the terms of the Stipulation, Northern Border Pipeline has recorded a provision for rate refunds which reduced operating revenue by approximately $20.6 million for the three months ended March 31, 1997, which includes $18.4 million attributable to the reduction in depreciation and amortization expense. Northern Border Pipeline must receive FERC approval of the Stipulation before it can implement all of the filed for terms and any associated refunds. The Partnership is unable to predict if or when the Stipulation will be approved as filed and thus actual results could differ from amounts recorded.

    In August 1996, the FERC issued an order which contained a preliminary determination favorable to Northern Border Pipeline's October 1995 amended application with the FERC for a proposed expansion and extension of its pipeline from its current terminus near Harper, Iowa to a point near Manhattan, Illinois ("The Chicago Project"). The preliminary determination found that The Chicago Project serves the public convenience and necessity and authorizes the project facility costs to be included with existing facility costs in the determination of rates. The preliminary determination contemplates issuance of a final order by the FERC, subject to completion of the environmental review. In September 1996, Northern Border Pipeline filed an amendment to its October 1995 application to reflect limited facility modifications which among other things, reduced environmental impacts and project costs. In December 1996, the FERC issued a draft Environmental Impact Statement ("EIS") which concluded The Chicago Project would have a limited adverse environmental impact and would be environmentally acceptable after adoption of certain recommended mitigation measures. Northern Border Pipeline's September 1996 application with the FERC for The Chicago Project facilities proposes construction and operation of 243 miles of pipeline, 147 miles of pipeline loop and a total of 228,500 compressor horsepower at eight compressor stations. The application also requests approval to remove from service 100,000 compressor horsepower at five existing compressor stations to be replaced with 175,000 compressor horsepower. Project to date expenditures on The Chicago Project, which are included on the consolidated balance sheet in property, plant and equipment at March 31, 1997 and December 31, 1996, are $19.8 million and $16.8 million, respectively. The project is expected to cost, using certain construction cost escalation assumptions, approximately $837 million and, subject to timely regulatory approvals, be ready for service in November 1998. A final EIS and FERC order approving construction and operation of The Chicago Project are anticipated in the second quarter of 1997.

3. On April 15, 1997, the Partnership declared a cash distribution of $0.55 per unit for the first quarter ended March
31, 1997. The distribution is payable May 15, 1997, to unitholders of record as of April 30, 1997. This quarterly distribution is consistent with the previously announced indicated annual rate of $2.20 per unit.

4. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 - "Earnings per Share" ("SFAS No. 128"), which specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). SFAS No. 128 is effective for interim and annual periods ending after December 15, 1997 and requires retroactive restatement of prior periods EPS. The statement replaces the primary EPS calculation with a newly defined basic EPS and modifies the computation of diluted EPS. Adoption of the statement is not expected to have any effect on the Partnership's reported net income per unit.

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

   As a result of an acquisition during the third quarter of 1996, the Partnership has a non-controlling ownership position of 60.5% in Black Mesa Holdings, Inc. ("Black Mesa"). Black Mesa, through a wholly-owned subsidiary, transports coal-water slurry through a 273-mile, 18-inch diameter pipeline that originates at a coal mine in Kayenta, Arizona and ends at the 1,500 megawatt Mohave Power Station located in Laughlin, Nevada. Black Mesa is the sole source of fuel for the Mohave plant. The capacity of Black Mesa is fully contracted to the Mohave Power Station coal supplier through the year 2005.

First Quarter 1997 Compared With First Quarter 1996

   Operating revenue decreased $6.3 million (12%) for the first quarter of 1997, as compared to the same period in 1996, due primarily to lower depreciation and amortization expense, lower equity returns on a lower rate base and lower interest expense. Northern Border Pipeline has recorded a provision for rate refunds which reduced operating revenue for the first quarter of 1997 by approximately $20.6 million to reflect the terms of the Stipulation and Agreement ("Stipulation") filed by Northern Border Pipeline for FERC approval to settle its rate case (See
Note 2 - Notes to Consolidated Financial Statements).

   Depreciation and amortization expense decreased $3.8 million (28%) for the first quarter of 1997, as compared to the same period in 1996. In accordance with the terms of the Stipulation discussed above, the depreciation rate applied to Northern Border Pipeline's gross transmission plant would be reduced from the 7.6% effective rate in its FERC tariff to 2.5% resulting in a reduction of depreciation and amortization expense of approximately $18.4 million for the first quarter of 1997. The depreciation rate applied to gross transmission plant for the first quarter of 1996 was 3.6%.

   Interest expense decreased $0.6 million (7%) for the first quarter of 1997, as compared to the same period in 1996, due primarily to a decrease in average debt outstanding reflecting principal payments made under the Northern Border Pipeline bank loan agreement.

   Other income increased $2.6 million for the first quarter of 1997, as compared to the same period in 1996, primarily due to reimbursement received by Northern Border Pipeline for vacating certain microwave frequency bands as well as earnings on the Partnership's ownership interest in Black Mesa.

Liquidity and Capital Resources

General

   Short-term liquidity needs of the Partnership will be met by internal sources and through its ability to establish lines of credit with one or more financial institutions. Long-term capital needs can be met by the Partnership's ability to issue additional limited partner interests in the Partnership.

   On October 4, 1996, Northern Border Pipeline entered into a one-year $50 million revolving credit agreement with a financial institution. Borrowings under the revolving credit agreement, which are shown as a note payable in the consolidated balance sheet, are expected to be used by Northern Border Pipeline to fund working capital, construction and other general business purposes.

   In April 1997, Northern Border Pipeline entered into an agreement with certain financial institutions wherein such institutions committed to make loans to Northern Border Pipeline up to an aggregate principal amount of $750 million, subject to the execution of definitive loan documents on or before June 30, 1997. The proposed financing transaction is comprised of a $200 million five-year revolving credit agreement to be used for repayment of Northern Border Pipeline's bank loan agreement amounts outstanding and for general business purposes, and a $550 million three-year construction revolving credit agreement to be used for financing Northern Border Pipeline's expenditures related to the expansion and extension of its existing system (See "Cash Flows From Investing Activities"). The construction revolving credit agreement may not be accessed until Northern Border Pipeline receives final regulatory approvals for the construction.

Cash Flows From Operating Activities

   Cash flow provided by operating activities increased $8.3 million to $41.1 million for the three month period ended March 31, 1997 as compared to the same period in 1996 primarily related to amounts which have been collected and may be refunded in accordance with the Stipulation (See Note 2 - Notes to Consolidated Financial Statements).

Cash Flows From Investing Activities

   Northern Border Pipeline filed an application with the FERC to expand its existing system and to extend its pipeline from its current terminus near Harper, Iowa to a point near Manhattan, Illinois ("The Chicago Project") (See Note 2 - Notes to Consolidated Financial Statements). The project is expected to cost, using certain construction cost escalation assumptions, approximately $837 million and subject to timely regulatory approvals, be ready for service in November 1998.

   Net plant additions of $3.1 million for the first quarter of 1997 include $2.9 million for The Chicago Project. The remaining $0.2 million of net plant additions in 1997 are primarily related to renewals and replacements of the existing facilities. For the comparable period in 1996, net plant additions were $1.2 million which included $0.4 million for The Chicago Project.

   Total capital expenditures for 1997 are estimated to be $211 million for The Chicago Project and $18 million for renewals and replacements of the existing facilities. Funds required to meet the 1997 capital expenditures are anticipated to be provided from debt borrowings, internal sources and equity contributions from minority interest holders.

Cash Flows From Financing Activities

   Cash flows used in financing activities of $24.4 million for the three month period ended March 31, 1997 reflect distributions made to partners and minority interests of $14.7 million and $9.7 million, respectively. For the comparable period in 1996, cash flows used in financing activities totaled $32.1 million and reflect distributions made to partners and minority interests of $14.7 million and $7.4 million, respectively, and $10.0 million in principal payments under the Northern Border Pipeline bank loan agreement.

Information Regarding Forward Looking Statements

   The statements in this Quarterly Report that are not historical are forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements include the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and in "Notes to Consolidated Financial Statements" on The Chicago Project. Although the Partnership believes that its expectations regarding future events are based on reasonable assumptions within the bounds of its knowledge of its business, it can give no assurance that its goals will be achieved or that its expectations regarding future developments will be realized. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include political and regulatory developments that impact FERC and state utility commission proceedings, Northern Border Pipeline's success in sustaining its positions in such proceedings or the success of intervenors in opposing Northern Border Pipeline's positions, competitive developments by Canadian and U.S. natural gas transmission peers, political and regulatory developments in Canada and conditions of the capital markets and equity markets during the periods covered by the forward looking statements.

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


                              NORTHERN BORDER PARTNERS, L.P.
                              (A Delaware Limited Partnership)

Date:  May 14, 1997          By:  /s/ Jerry L. Peters
                                  Jerry L. Peters
                                  Chief Financial and Accounting
                                   Officer