Form 10-Q
period 1997-06-30
NORTHERN BORDER PARTNERS LP
filed 1997-08-14
CIK 909281

UNITED STATES SECURITIES AND EXCHANGE
                           COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1997




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




                             1 of 16

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

                        TABLE OF CONTENTS




                                                           Page No.
PART I.   FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

       Consolidated Statement of Income -
          Three Months Ended June 30, 1997 and 1996
          and Six Months Ended June 30, 1997 and 1996          3
       Consolidated Balance Sheet - June 30, 1997
          and December 31, 1996                                4
       Consolidated Statement of Cash Flows -
          Six Months Ended June 30, 1997 and 1996              5
       Consolidated Statement of Changes in Partners'
          Capital - Six Months Ended June 30, 1997             6
       Notes to Consolidated Financial Statements              7

   ITEM 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations     10

PART II.  OTHER INFORMATION

   ITEM 6.  Exhibits and Reports on Form 8-K                  15

                  PART I. FINANCIAL INFORMATION

                  ITEM 1. FINANCIAL STATEMENTS

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF INCOME
             (In Thousands, Except Per Unit Amounts)
                           (Unaudited)


                                     Three Months Ended    Six Months Ended
                                          June 30,             June 30,
                                       1997      1996       1997       1996

OPERATING REVENUE                     $48,069   $52,918   $ 94,715   $105,871

OPERATING EXPENSES
 Operations and maintenance             8,516     6,984     15,641     13,773
 Depreciation and amortization          9,837    13,799     19,463     27,234
 Taxes other than income                5,961     6,192     12,038     12,596

   Operating expenses                  24,314    26,975     47,142     53,603

OPERATING INCOME                       23,755    25,943     47,573     52,268

INTEREST EXPENSE                        8,190     8,334     16,051     16,797

OTHER INCOME
 Other income, net                      2,148     1,174      5,145      1,635
 Allowance for equity funds used
   during construction                    315        74        432        136

    Other income                        2,463     1,248      5,577      1,771

MINORITY INTERESTS IN NET INCOME        5,275     6,120     10,875     11,658

NET INCOME TO PARTNERS                $12,753   $12,737   $ 26,224   $ 25,584

NET INCOME PER UNIT                   $   .48   $   .48   $    .98   $    .96

NUMBER OF UNITS USED IN COMPUTATION    26,242    26,200     26,221     26,200



The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                         (In Thousands)
                           (Unaudited)


                                               June 30,   December 31,
                                                 1997         1996
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                   $   69,865   $   41,390
 Accounts receivable                             22,739       16,907
 Related party receivables                        2,512        2,364
 Materials and supplies, at cost                  4,316        4,128

   Total current assets                          99,432       64,789

TRANSMISSION PLANT
 Property, plant and equipment                1,586,617    1,513,116
 Less: Accumulated provision for
   depreciation and amortization                614,557      575,257

   Net property, plant and equipment            972,060      937,859

OTHER ASSETS                                     17,571       13,836

   Total assets                              $1,089,063   $1,016,484


LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
 Current maturities of long-term debt        $    2,393   $   17,500
 Note payable                                        --       10,000
 Accounts payable                                 2,975        3,463
 Accrued taxes other than income                 17,044       20,968
 Accrued interest                                 9,662       10,353
 Over recovered cost of service                   3,075        4,236
 Accumulated provision for rate refunds          53,339       12,227

   Total current liabilities                     88,488       78,747

LONG-TERM DEBT, net of current maturities       431,127      360,000

MINORITY INTERESTS IN PARTNERS' CAPITAL         149,410      158,089

RESERVES AND DEFERRED CREDITS                     9,077        9,062

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL
 General Partners                                 8,219        8,212
 Common Units                                   304,915      303,777
 Subordinated Units                              97,827       98,597

   Total partners' capital                      410,961      410,586

   Total liabilities and partners' capital   $1,089,063   $1,016,484


The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In Thousands)
                           (Unaudited)

                                                    Six Months Ended
                                                         June 30,
                                                     1997       1996

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income to partners                            $ 26,224   $ 25,584

 Adjustments to reconcile net income to partners
  to net cash provided by operating activities:
   Depreciation and amortization                     19,495     27,249
   Minority interests in net income                  10,875     11,658
   Provision for rate refunds                        41,112        581
   Changes in other current assets and liabilities  (11,695)      (620)
   Other                                               (888)    (1,855)

      Total adjustments                              58,899     37,013

   Net cash provided by operating activities         85,123     62,597

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant, and equipment, net   (33,039)    (3,590)
 Acquisition and consolidation of businesses          3,374         --
 Other                                                  465         --

   Net cash used in investing activities            (29,200)    (3,590)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash distributions
   Common Units                                     (21,758)   (21,758)
   Subordinated Units                                (7,062)    (7,062)
   General Partners                                    (588)      (588)
   Minority Interests                               (19,936)   (15,667)
 Contributions from General Partners                     71         --
 Issuance of long-term debt                         160,000         --
 Retirement of long-term debt                      (127,500)   (10,000)
 Repayment of note payable                          (10,000)        --
 Long-term debt financing costs                        (675)        --

   Net cash used in financing activities            (27,448)   (55,075)

NET CHANGE IN CASH AND CASH EQUIVALENTS              28,475      3,932

Cash and cash equivalents-beginning of period        41,390     39,418

Cash and cash equivalents-end of period            $ 69,865   $ 43,350



Supplemental Disclosures of Cash Flow Information:
 Cash paid for:
   Interest (net of amount capitalized)            $ 15,984   $ 16,257


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

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                         (In Thousands)
                           (Unaudited)


                                                                             Total
                                        General     Common   Subordinated   Partners'
                                        Partners     Units       Units       Capital

Partners' Capital at December 31, 1996   $8,212    $303,777     $98,597     $410,586

Net income to partners                      524      19,408       6,292       26,224

General Partners' contribution and
 issuance of Common Units for
 acquisition                                 71       3,488          --        3,559

Distributions to partners                  (588)    (21,758)     (7,062)     (29,408)

Partners' Capital at June 30, 1997       $8,219    $304,915     $97,827     $410,961


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

   The Partnership owns a 70% general partner interest in Northern Border Pipeline Company ("Northern Border Pipeline"). As discussed in Note 4, the Partnership increased its effective ownership in Black Mesa Pipeline Holdings, Inc. ("Black Mesa") from 60.5% to 71.75% through the acquisition of Williams Technologies, Inc. ("WTI") on May 31, 1997.

2. In August 1997, Northern Border Pipeline received Federal Energy Regulatory Commission ("FERC") approval of the Stipulation and Agreement ("Stipulation") filed on October 15, 1996 to settle its November 1995 rate case. Northern Border Pipeline filed the rate case, in compliance with its FERC tariff, for the determination of its allowed equity rate of return and was permitted, pursuant to a December 1995 FERC order, to begin collecting the requested increase in the equity rate of return effective June 1, 1996, subject to refund. In accordance with the terms of the Stipulation, Northern Border Pipeline's allowed equity rate of return is reduced from the requested 14.25% to 12.75% for the period June 1, 1996 to October 1, 1996 and to 12% thereafter. Additionally, the Stipulation reduces the effective depreciation rate applied to Northern Border Pipeline's gross transmission plant from 3.6% to 2.7% for the period June 1, 1996 to December 31, 1996, resulting in an average effective depreciation rate of 3.1% for the year ended December 31, 1996. Beginning January 1, 1997, the depreciation rate is reduced to 2.5%. To reflect the terms of the Stipulation, Northern Border Pipeline has recorded a provision for rate refunds which reduced operating revenue by approximately $40.9 million for the six months ended June 30, 1997, which includes $36.8 million attributable to the reduction in depreciation and amortization expense. While implementation of the Stipulation is subject to disposition of any rehearing requests filed by other parties, Northern Border Pipeline anticipates it will make the refunds to its shippers in the fourth quarter of 1997.

    In August 1997, the FERC issued a certificate of public convenience and necessity authorizing Northern Border Pipeline to construct and operate facilities, as filed for in a September 1996 application with the FERC, for an expansion of its existing pipeline and extension from its current terminus near Harper, Iowa to a point near Manhattan, Illinois ("The Chicago Project"). The Chicago Project pipeline facilities consist of 243 miles of pipeline and 147 miles of pipeline loop. Compression facilities for The Chicago Project involve the installation of 228,500 compressor horsepower at eight new compressor stations and upgrades at five existing compressor stations by the removal from service of units producing 100,000 compressor horsepower with the installation of replacement units producing 175,000 compressor horsepower. Project to date expenditures on The Chicago Project, which are included on the consolidated balance sheet in property, plant and equipment at June 30, 1997 and December 31, 1996, are $48.3 million and $16.8 million, respectively. The project is expected to cost, using certain construction cost escalation assumptions, approximately $837 million and be ready for service in November 1998. Northern Border Pipeline has accepted the certificate. Requests for rehearing by other parties may be filed within 30 days of issuance of the certificate.

3. In June 1997, Northern Border Pipeline entered into a credit agreement ("1997 Credit Agreement") with certain financial institutions to borrow up to an aggregate principal amount of $750 million. The 1997 Credit Agreement is comprised of a $200 million five-year revolving credit facility to be used for the retirement of Northern Border Pipeline's existing bank loan and credit agreements and for general business purposes, and a $550 million three-year revolving credit facility to be used for the construction of The Chicago Project. The three-year revolving credit facility may be converted to a term loan maturing in June 2002 once The Chicago Project has been placed in service and certain other conditions are met. The 1997 Credit Agreement permits Northern Border Pipeline to choose among various interest rate options, to specify the portion of the borrowings to be covered by specific interest rate options and to specify the interest rate period, subject to certain parameters. Northern Border Pipeline is required to pay a facility fee on the aggregate principal amount of $750 million. At June 30, 1997, $160 million had been borrowed on the 1997 Credit Agreement at an average interest rate of 7.78%, after taking into consideration Northern Border Pipeline's interest rate swap agreements. The 1997 Credit Agreement restricts the incurrence of senior indebtedness by Northern Border Pipeline and requires the maintenance of a ratio of debt to partners capital of no more than 65 percent. The carrying value of the 1997 Credit Agreement approximates its fair value since the interest rates are periodically adjusted to current market conditions.

   Northern Border Pipeline has senior notes in the aggregate principal amount of $250 million at both June 30, 1997 and December 31, 1996. The senior notes place certain restrictions on distributions to the partners of Northern Border Pipeline. As of June 30, 1997, $76 million of partners' capital of Northern Border Pipeline could be distributed.

4. On May 31, 1997, the Partnership exchanged 125,357 Common Units valued at approximately $3.5 million for all of the outstanding common stock of WTI, a leading consultant in slurry pipeline technology. WTI has an 11.25% ownership position in Black Mesa and is the operator of Black Mesa Pipeline, a wholly-owned subsidiary of Black Mesa. Black Mesa Pipeline owns a 273-mile, 18-inch diameter coal slurry pipeline, which is the sole source of fuel to the 1,500 megawatt Mohave Power Station located in Laughlin, Nevada. With the issuance of the additional Common Units, the General Partners collectively contributed $71 thousand to the Partnership to maintain a 2% general partner interest in accordance with the partnership agreements.

   Effective with the acquisition of WTI, which was recorded using the purchase method of accounting, the Partnership has increased its ownership position in Black Mesa from 60.5% to 71.75% and began to reflect Black Mesa, including Black Mesa's minority ownership interests, in the Partnership's consolidated financial statements. Prior to this time, the Partnership's investment in Black Mesa was accounted for using the equity method. The following is a summary of the effects of the acquisition of WTI and consolidation of Black Mesa on the Partnership's consolidated financial position (amounts in thousands):

          Cash                                  $ 3,374
          Net property, plant and equipment      18,350
          Other current and noncurrent assets     8,756
          Long-term debt, including
            current maturities                  (23,520)
          Other liabilities                      (3,090)
          Minority interests                       (382)
          Common Units                          $ 3,488

5. On July 17, 1997, the Partnership declared a cash distribution of $0.55 per unit for the second quarter ended June 30, 1997.
The distribution is payable August 14, 1997, to unitholders of record as of July 31, 1997. This quarterly distribution is consistent with the previously announced indicated annual rate of $2.20 per unit.

6. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 - "Earnings per Share" ("SFAS No. 128"), which specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). SFAS No. 128 is effective for interim and annual periods ending after December 15, 1997 and requires retroactive restatement of prior periods' EPS. Adoption of the statement is not expected to have any effect on the Partnership's reported net income per unit.

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

   On May 31, 1997, the Partnership acquired all of the outstanding common stock of Williams Technologies, Inc. ("WTI"), a leading consultant in slurry pipeline technology (See Note 4 - Notes to Consolidated Financial Statements). WTI has an 11.25% ownership position in Black Mesa Pipeline Holdings, Inc. ("Black Mesa") and is the operator of Black Mesa Pipeline, a wholly-owned subsidiary of Black Mesa. Effective with the acquisition of WTI, the Partnership increased its ownership position in Black Mesa to 71.75% and began to reflect Black Mesa in the Partnership's consolidated financial statements. Black Mesa Pipeline transports coal-water slurry through a 273-mile, 18-inch diameter pipeline that originates at a coal mine in Kayenta, Arizona and ends at the 1,500 megawatt Mohave Power Station located in Laughlin, Nevada. Black Mesa Pipeline is the sole source of fuel for the Mohave plant. The capacity of Black Mesa Pipeline is fully contracted to the Mohave Power Station coal supplier through the year 2005.

Second Quarter 1997 Compared With Second Quarter 1996

   Operating revenue decreased $4.8 million for the second quarter of 1997 as compared to the same period in 1996.
Operating revenue attributable to Northern Border Pipeline decreased $6.7 million (13%) due primarily to lower depreciation and amortization expense, lower equity returns on a lower rate base and lower interest expense. Northern Border Pipeline has recorded a provision for rate refunds which reduced operating revenue for the second quarter of 1997 by approximately $20.3 million to reflect the terms of the Stipulation and Agreement ("Stipulation") approved by the FERC to settle its rate case (See
Note 2 - Notes to Consolidated Financial Statements). Operating revenue included in the consolidated statement of income from the combined operations of Black Mesa and WTI was $1.8 million for the second quarter of 1997.

   Operations and maintenance expense increased $1.5 million in the second quarter of 1997, as compared to the same period in 1996, primarily due to $1.1 million of expense from the combined operations of Black Mesa and WTI.

   Depreciation and amortization expense decreased $4.0 million for the second quarter of 1997, as compared to the same period in 1996. Depreciation and amortization expense attributable to Northern Border Pipeline decreased $4.2 million (30%). In accordance with the terms of the Stipulation discussed above, the depreciation rate applied to Northern Border Pipeline's gross transmission plant is reduced from the 7.6% effective rate in its FERC tariff to 2.5% for 1997. The depreciation rate applied to gross transmission plant for the second quarter of 1996 was 3.6%.

   Other income increased $1.2 million for the second quarter of 1997, as compared to the same period in 1996. The increase was primarily due to $0.8 million of reimbursements received by Northern Border Pipeline for vacating certain microwave frequency bands and $0.7 million in additional allowance for funds used during construction. The increase in the allowance for funds used during construction primarily relates to Northern Border Pipeline's expenditures for the expansion and extension of its existing system (See "Cash Flows From Investing Activities").

Six Months June 30, 1997 Compared With Six Months Ended June 30,
1996

   Operating revenue decreased $11.2 million for the six months ended June 30, 1997, as compared to the same period in 1996. Operating revenue attributable to Northern Border Pipeline decreased $13.0 million (12%) due primarily to lower depreciation and amortization expense, lower equity returns on a lower rate base and lower interest expense. Northern Border Pipeline has recorded a provision for rate refunds which reduced operating revenue for the six months ended June 30, 1997 by approximately $40.9 million to reflect the terms of the Stipulation (See Note 2
- Notes to Consolidated Financial Statements). Operating revenue included in the consolidated statement of income from the combined operations of Black Mesa and WTI was $1.8 million for the six months ended June 30, 1997.

   Operations and maintenance expense increased $1.9 million for the six months ended June 30, 1997, as compared to the same period in 1996, primarily due to $1.1 million of expense from the combined operations of Black Mesa and WTI.

   Depreciation and amortization expense decreased $7.8 million for the six months ended June 30, 1997, as compared to the same period in 1996. Depreciation and amortization expense attributable to Northern Border Pipeline decreased $8.0 million (29%). In accordance with the terms of the Stipulation discussed above, the depreciation rate applied to Northern Border Pipeline's gross transmission plant is reduced from the 7.6% effective rate in its FERC tariff to 2.5% for 1997. The depreciation rate applied to gross transmission plant for the six months ended June 30, 1996 was 3.6%.

   Interest expense decreased $0.7 million for the six months ended June 30, 1997, as compared to the same period in 1996, primarily due to a decrease in Northern Border Pipeline's average debt outstanding partially offset by $0.2 million of interest expense from the combined operations of Black Mesa and WTI.

   Other income increased $3.8 million for the six months ended June 30, 1997, as compared to the same period in 1996. The increase was primarily due to $2.8 million of reimbursements received by Northern Border Pipeline for vacating certain microwave frequency bands, $1.0 million in additional allowance for funds used during construction and $0.5 million of equity earnings on the Partnership's 60.5% ownership interest in Black Mesa prior to June 1997. The increase in the allowance for funds used during construction primarily relates to Northern Border Pipeline's expenditures for the expansion and extension of its existing system (See "Cash Flows From Investing Activities").

Liquidity and Capital Resources

General

   Short-term liquidity needs of the Partnership will be met by internal sources and through its ability to establish lines of credit with one or more financial institutions. Long-term capital needs can be met by the Partnership's ability to issue additional limited partner interests in the Partnership.

   In June 1997, Northern Border Pipeline entered into a credit agreement ("1997 Credit Agreement") with certain financial institutions to borrow up to an aggregate principal amount of $750 million. The 1997 Credit Agreement is comprised of a $200 million five-year revolving credit facility to be used for the retirement of Northern Border Pipeline's bank loan and credit agreements and for general business purposes, and a $550 million three-year revolving credit facility to be used for the construction of Northern Border Pipeline's expansion and extension of its existing system (See "Cash Flows From Investing Activities"). The three-year revolving credit facility may, if certain conditions are met, be converted to a term loan maturing in June 2002. At June 30, 1997, $160 million had been borrowed on the 1997 Credit Agreement primarily to retire amounts related to Northern Border Pipeline's existing bank loan and credit agreements.

Cash Flows From Operating Activities

   Cash flow provided by operating activities increased $22.5 million to $85.1 million for the six month period ended June 30, 1997 as compared to the same period in 1996 primarily related to amounts which have been collected and will be refunded in accordance with the Stipulation (See Note 2 - Notes to
Consolidated Financial Statements).

Cash Flows From Investing Activities

   In August 1997, the FERC issued a certificate of public convenience and necessity authorizing Northern Border Pipeline to construct and operate facilities for an expansion of its existing pipeline and extension from its current terminus near Harper, Iowa to a point near Manhattan, Illinois ("The Chicago Project")(See Note 2 - Notes to Consolidated Financial Statements). The Chicago Project is expected to cost, using certain construction cost escalation assumptions, approximately $837 million and be ready for service in November 1998.

   Net plant additions of $33.0 million for the six months ended June 30, 1997 include $31.1 million for The Chicago Project. The remaining $1.9 million of net plant additions in 1997 are primarily related to renewals and replacements of the existing facilities. For the comparable period in 1996, net plant additions were $3.6 million which included $1.8 million for The Chicago Project.

   Total capital expenditures for 1997 are estimated to be $202 million for The Chicago Project and $18 million for renewals and replacements of the existing facilities. Funds required to meet The Chicago Project and other capital expenditures for 1997 and 1998 are expected to be provided primarily by the $550 million three-year revolving credit facility, a planned $200 million debt facility of the Partnership, internal sources and equity contributions from minority interest holders.

   The $3.4 million of cash flows provided by acquisition and consolidation of businesses is related primarily to the consolidation of Black Mesa's cash balance (See Note 4 - Notes to
Consolidated Financial Statements).

Cash Flows From Financing Activities

   Cash flows used in financing activities decreased $27.6 million to $27.4 million for the six month period ended June 30, 1997, as compared to the same period in 1996, primarily due to borrowings under Northern Border Pipeline's 1997 Credit Agreement of $160 million which were used primarily to retire amounts related to Northern Border Pipeline's existing bank loan and credit agreements of $137.5 million.

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


                              NORTHERN BORDER PARTNERS, L.P.
                              (A Delaware Limited Partnership)

Date: August 14, 1997       By:  JERRY L. PETERS
                                 Jerry L. Peters
                                 Chief Financial and Accounting
                                  Officer