Form 10-Q
period 1997-09-30
NORTHERN BORDER PARTNERS LP
filed 1997-11-14
CIK 909281

UNITED STATES SECURITIES AND EXCHANGE
                           COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1997




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

                        TABLE OF CONTENTS




                                                           Page No.
PART I.   FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

       Consolidated Statement of Income -
          Three Months Ended September 30, 1997 and 1996
          and Nine Months Ended September 30, 1997 and 1996 3 Consolidated Balance Sheet - September 30, 1997
          and December 31, 1996                                4
       Consolidated Statement of Cash Flows -
          Nine Months Ended September 30, 1997 and 1996        5
       Consolidated Statement of Changes in Partners'
          Capital - Nine Months Ended September 30, 1997       6
       Notes to Consolidated Financial Statements              7

   ITEM 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations     10


PART II.  OTHER INFORMATION

   ITEM 6.  Exhibits and Reports on Form 8-K                  15


                  PART I. FINANCIAL INFORMATION

                  ITEM 1. FINANCIAL STATEMENTS

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF INCOME
             (In Thousands, Except Per Unit Amounts)
                           (Unaudited)


                                     Three Months Ended      Nine Months Ended
                                        September 30,           September 30,
                                        1997      1996         1997       1996

OPERATING REVENUE                     $52,738   $52,863      $147,453   $158,734

OPERATING EXPENSES
 Operations and maintenance            10,625     7,215        26,266     20,988
 Depreciation and amortization         10,369    13,479        29,832     40,713
 Taxes other than income                6,007     6,178        18,045     18,774

   Operating expenses                  27,001    26,872        74,143     80,475

OPERATING INCOME                       25,737    25,991        73,310     78,259

INTEREST EXPENSE                        8,951     8,316        25,002     25,113

OTHER INCOME
 Other income, net                        936       632         6,081      2,267
 Allowance for equity funds used
   during construction                    369       101           801        237

    Other income                        1,305       733         6,882      2,504

MINORITY INTERESTS IN NET INCOME        5,362     5,466        16,237     17,124

NET INCOME TO PARTNERS                $12,729   $12,942      $ 38,953   $ 38,526

NET INCOME PER UNIT                   $   .47   $   .48      $   1.45   $   1.44

NUMBER OF UNITS USED IN COMPUTATION    26,325    26,200        26,256     26,200





The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                         (In Thousands)
                           (Unaudited)


                                             September 30,   December 31,
ASSETS                                           1997            1996

CURRENT ASSETS
 Cash and cash equivalents                   $   58,322      $   41,390
 Accounts receivable                             16,592          16,907
 Related party receivables                        1,641           2,364
 Materials and supplies, at cost                  4,821           4,128

   Total current assets                          81,376          64,789

TRANSMISSION PLANT
 Property, plant and equipment                1,639,835       1,513,116
 Less: Accumulated provision for
   depreciation and amortization                623,855         575,257

   Net property, plant and equipment          1,015,980         937,859

OTHER ASSETS                                     16,378          13,836

   Total assets                              $1,113,734      $1,016,484


LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
 Current maturities of long-term debt        $    2,457      $   17,500
 Note payable                                        --          10,000
 Accounts payable                                20,320           3,463
 Accrued taxes other than income                 21,908          20,968
 Accrued interest                                 5,332          10,353
 Over recovered cost of service                   5,063           4,236
 Accumulated provision for rate refunds          52,630          12,227

   Total current liabilities                    107,710          78,747

LONG-TERM DEBT, net of current maturities       430,488         360,000

MINORITY INTERESTS IN PARTNERS' CAPITAL         156,770         158,089

RESERVES AND DEFERRED CREDITS                     9,850           9,062

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL
 General Partners                                 8,178           8,212
 Common Units                                   303,399         303,777
 Subordinated Units                              97,339          98,597

   Total partners' capital                      408,916         410,586

   Total liabilities and partners' capital   $1,113,734      $1,016,484


The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In Thousands)
                           (Unaudited)

                                                     Nine Months Ended
                                                       September 30,
                                                       1997      1996

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income to partners                              $ 38,953  $ 38,526

 Adjustments to reconcile net income to partners
  to net cash provided by operating activities:
   Depreciation and amortization                       29,835    40,736
   Minority interests in net income                    16,237    17,124
   Provision for rate refunds                          40,403     2,279
   Changes in other current assets and liabilities     14,689    (1,408)
   Other                                                 (316)   (1,739)

      Total adjustments                               100,848    56,992

   Net cash provided by operating activities          139,801    95,518

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant, and equipment, net     (85,902)   (8,771)
 Acquisition and consolidation of businesses            3,374        --
 Other                                                    465    (4,820)

   Net cash used in investing activities              (82,063)  (13,591)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash distributions
   Common Units                                       (32,705)  (32,637)
   Subordinated Units                                 (10,593)  (10,593)
   General Partners                                      (884)     (882)
   Minority Interests                                 (29,938)  (23,298)
 Contributions
   Minority Interests                                  12,000        --
   General Partners                                        71        --
 Issuance of long-term debt                           160,000        --
 Retirement of long-term debt                        (128,075)  (15,000)
 Repayment of note payable                            (10,000)       --
 Long-term debt financing costs                          (682)       --

   Net cash used in financing activities              (40,806)  (82,410)

NET CHANGE IN CASH AND CASH EQUIVALENTS                16,932      (483)

Cash and cash equivalents-beginning of period          41,390    39,418

Cash and cash equivalents-end of period              $ 58,322  $ 38,935


Supplemental Disclosures of Cash Flow Information:
 Cash paid for:
   Interest (net of amount capitalized)             $ 29,449  $ 29,353

The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                         (In Thousands)
                           (Unaudited)

                                                                               Total
                                         General     Common    Subordinated   Partners'
                                         Partners     Units        Units      Capital

Partners' Capital at December 31, 1996    $8,212    $303,777      $98,597     $410,586

Net income to partners                       779      28,839        9,335       38,953

General Partners' contribution and
 issuance of Common Units for
 acquisition                                  71       3,488           --        3,559

Distributions to partners                   (884)    (32,705)     (10,593)     (44,182)

Partners' Capital at September 30, 1997   $8,178    $303,399      $97,339     $408,916



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

2. In August 1997, Northern Border Pipeline received Federal Energy Regulatory Commission ("FERC") approval of the Stipulation and Agreement ("Stipulation") filed on October 15, 1996 to settle its November 1995 rate case. Northern Border Pipeline filed the rate case, in compliance with its FERC tariff, for the determination of its allowed equity rate of return and was permitted, pursuant to a December 1995 FERC order, to begin collecting the requested increase in the equity rate of return effective June 1, 1996, subject to refund. In accordance with the terms of the Stipulation, Northern Border Pipeline's allowed equity rate of return is reduced from the requested 14.25% to 12.75% for the period June 1, 1996 to October 1, 1996 and to 12% thereafter. Additionally, the Stipulation reduces the effective depreciation rate applied to Northern Border Pipeline's gross transmission plant from 3.6% to 2.7% for the period June 1, 1996 to December 31, 1996, resulting in an average effective depreciation rate of 3.1% for the year ended December 31, 1996. Beginning January 1, 1997, the depreciation rate is reduced to 2.5%. The accumulated provision for rate refunds of $52.6 million shown on the consolidated balance sheet at September 30, 1997, represents the refunds made to Northern Border Pipeline's shippers in October 1997. Northern Border Pipeline used a combination of cash on hand and borrowings on a revolving credit facility to pay these refunds.

    In August 1997, the FERC issued a certificate of public convenience and necessity authorizing Northern Border Pipeline to construct and operate facilities, as filed for in a September 1996 application with the FERC, for an expansion of its existing pipeline and extension from its current terminus near Harper, Iowa to a point near Manhattan, Illinois ("The Chicago Project"). Northern Border Pipeline has accepted the certificate and construction is proceeding. Natural Gas Pipeline Company of America, a competitor, has filed in the United States Court of Appeals for the District of Columbia a petition for review of the August order issued by the FERC.

    The Chicago Project pipeline facilities consist of 243 miles of pipeline and 147 miles of pipeline loop. Compression facilities for The Chicago Project involve the installation of 228,500 compressor horsepower at eight new compressor stations and upgrades at five existing compressor stations by the removal from service of units producing 100,000 compressor horsepower with the installation of replacement units producing 175,000 compressor horsepower. Project to date expenditures on The Chicago Project, which are included on the consolidated balance sheet in property, plant and equipment at September 30, 1997 and December 31, 1996, are $90.7 million and $16.8 million, respectively. The project is expected to cost approximately $839 million and be ready for service in November 1998.

3. In June 1997, Northern Border Pipeline entered into a credit agreement ("1997 Credit Agreement") with certain financial institutions to borrow up to an aggregate principal amount of $750 million. The 1997 Credit Agreement is comprised of a $200 million five-year revolving credit facility to be used for the retirement of Northern Border Pipeline's existing bank loan and credit agreements and for general business purposes, and a $550 million three-year revolving credit facility to be used for the construction of The Chicago Project. The three-year revolving credit facility may be converted to a term loan maturing in June 2002 once The Chicago Project has been placed in service and certain other conditions are met. The 1997 Credit Agreement permits Northern Border Pipeline to choose among various interest rate options, to specify the portion of the borrowings to be covered by specific interest rate options and to specify the interest rate period, subject to certain parameters. Northern Border Pipeline is required to pay a facility fee on the aggregate principal amount of $750 million. At September 30, 1997, $160 million had been borrowed on the 1997 Credit Agreement at an average interest rate of 7.24%, after taking into consideration Northern Border Pipeline's existing interest rate swap agreements. The 1997 Credit Agreement restricts the incurrence of senior indebtedness by Northern Border Pipeline and requires Northern Border Pipeline to maintain a ratio of debt to total capital of no more than 65 percent. The carrying value of the 1997 Credit Agreement approximates its fair value since the interest rates are periodically adjusted to current market conditions.

   Northern Border Pipeline has senior notes in the aggregate principal amount of $250 million at both September 30, 1997 and December 31, 1996. The senior notes place certain restrictions on distributions to the partners of Northern Border Pipeline. As of September 30, 1997, $76 million of partners' capital of Northern Border Pipeline could be distributed.

4. On May 31, 1997, the Partnership exchanged 125,357 Common Units valued at approximately $3.5 million for all of the outstanding common stock of WTI, a leading consultant in slurry pipeline technology. WTI has an 11.25% ownership position in Black Mesa and is the operator of Black Mesa Pipeline, a wholly-owned subsidiary of Black Mesa. Black Mesa Pipeline owns a 273-mile, 18-inch diameter coal slurry pipeline, which is the sole source of fuel to the 1,500 megawatt Mohave Power Station located in Laughlin, Nevada. With the issuance of the additional Common Units, the Partnership's general partners collectively contributed $71 thousand to the Partnership to maintain a 2% general partner interest in accordance with the partnership agreements.

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

5. On October 16, 1997, the Partnership declared a cash distribution of $0.55 per unit for the third quarter ended September 30, 1997. The distribution is payable November 14, 1997, to unitholders of record as of October 31, 1997. This quarterly distribution is consistent with the previously announced indicated annual rate of $2.20 per unit.

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

Third Quarter 1997 Compared With Third Quarter 1996

   Operating revenue decreased $0.1 million for the third quarter of 1997 as compared to the same period in 1996. Operating revenue attributable to Northern Border Pipeline decreased $5.4 million (10%) due primarily to lower depreciation and amortization expense and lower returns on a lower rate base. Operating revenue included in the consolidated statement of income from the combined operations of Black Mesa and WTI was $5.3 million for the third quarter of 1997.

   Operations and maintenance expense increased $3.4 million in the third quarter of 1997, as compared to the same period in 1996, primarily due to $3.3 million of expense from the combined operations of Black Mesa and WTI.

   Depreciation and amortization expense decreased $3.1 million for the third quarter of 1997, as compared to the same period in 1996. Depreciation and amortization expense attributable to Northern Border Pipeline decreased $3.7 million (28%). In accordance with the terms of the Stipulation and Agreement ("Stipulation") approved by the FERC to settle its rate case, the depreciation rate applied to Northern Border Pipeline's gross transmission plant is 2.5% for 1997 (see Note 2 - Notes to Consolidated Financial Statements). The depreciation rate applied to gross transmission plant for the third quarter of 1996 was 3.6%. Depreciation and amortization expense included in the consolidated statement of income from the combined operations of Black Mesa and WTI was $0.6 million for the third quarter of 1997.

   Interest expense increased $0.6 million in the third quarter of 1997, as compared to the same period in 1996, primarily due to interest expense from the combined operations of Black Mesa and WTI.

   Other income increased $0.6 million for the third quarter of 1997, as compared to the same period in 1996. The increase was primarily due to $1.2 million in additional allowance for funds used during construction. The increase in the allowance for funds used during construction primarily relates to Northern Border Pipeline's expenditures for the expansion of its existing pipeline and extension from its current terminus near Harper, Iowa to a point near Manhattan, Illinois ("The Chicago Project") (See "Cash Flows From Investing Activities").

Nine Months September 30, 1997 Compared With Nine Months Ended
September 30, 1996

   Operating revenue decreased $11.3 million for the nine months ended September 30, 1997, as compared to the same period in 1996. Operating revenue attributable to Northern Border Pipeline decreased $18.4 million (12%) due primarily to lower depreciation and amortization expense and lower returns on a lower rate base. Operating revenue included in the consolidated statement of income from the combined operations of Black Mesa and WTI was $7.1 million for the nine months ended September 30, 1997.

   Operations and maintenance expense increased $5.3 million for the nine months ended September 30, 1997, as compared to the same period in 1996, primarily due to $4.4 million of expense from the combined operations of Black Mesa and WTI.

   Depreciation and amortization expense decreased $10.9 million for the nine months ended September 30, 1997, as compared to the same period in 1996. Depreciation and amortization expense attributable to Northern Border Pipeline decreased $11.7 million (29%). In accordance with the terms of the Stipulation, the depreciation rate applied to Northern Border Pipeline's gross transmission plant is 2.5% for 1997. The depreciation rate applied to gross transmission plant for the nine months ended September 30, 1996 was 3.6%. Depreciation and amortization expense included in the consolidated statement of income from the combined operations of Black Mesa and WTI was $0.8 million for the nine months ended September 30, 1997.

   Interest expense decreased $0.1 million for the nine months ended September 30, 1997, as compared to the same period in 1996. Interest expense for Northern Border Pipeline decreased $0.9 million (4%) primarily due to a decrease in average debt outstanding. Interest expense of $0.8 million is included on the consolidated statement of income for the nine months ended September 30, 1997, from the combined operations of Black Mesa and WTI.

   Other income increased $4.4 million for the nine months ended September 30, 1997, as compared to the same period in 1996. The increase was primarily due to $2.8 million of compensation received by Northern Border Pipeline for vacating certain microwave frequency bands and a $2.2 million increase in the allowance for funds used during construction. The increase in the allowance for funds used during construction primarily relates to Northern Border Pipeline's expenditures for The Chicago Project (See "Cash Flows From Investing Activities").

Liquidity and Capital Resources

General

   In June 1997, Northern Border Pipeline entered into a credit agreement ("1997 Credit Agreement") with certain financial institutions to borrow up to an aggregate principal amount of $750 million. The 1997 Credit Agreement is comprised of a $200 million five-year revolving credit facility to be used for the retirement of Northern Border Pipeline's bank loan and credit agreements and for general business purposes, and a $550 million three-year revolving credit facility to be used for the construction of The Chicago Project (See "Cash Flows From Investing Activities"). The three-year revolving credit facility may, if certain conditions are met, be converted to a term loan maturing in June 2002. At September 30, 1997, $160 million had been borrowed on the 1997 Credit Agreement primarily to retire amounts related to Northern Border Pipeline's existing bank loan and credit agreements.

   In November 1997, the Partnership entered into a credit agreement ("Partnership Credit Agreement") with certain financial institutions to borrow up to an aggregate principal amount of $175 million under a revolving credit facility. The Partnership Credit Agreement is to be used for interim funding of the Partnership's required capital contributions to Northern Border Pipeline for construction of The Chicago Project. After The Chicago Project construction has been completed and placed in service, the Partnership Credit Agreement allows the Partnership to borrow any undrawn amounts up to an aggregate principal amount of $40 million for general business purposes. The maturity date of the Partnership Credit Agreement will be November 2000 if Northern Border Pipeline converts its $550 million three-year revolving credit facility to a term loan; otherwise the maturity date is June 2000. The Partnership Credit Agreement restricts incurrence of senior indebtedness by the Partnership and requires the maintenance of a ratio of debt to total capital, excluding the debt of consolidated subsidiaries, of no more than 35 percent.

   Short-term liquidity needs will be met by internal sources and through lines of credit. Long-term capital needs can be met by the ability to issue long-term indebtedness and additional limited partner interests in the Partnership.

Cash Flows From Operating Activities

   Cash flow provided by operating activities increased $44.3 million to $139.8 million for the nine month period ended September 30, 1997 as compared to the same period in 1996 primarily related to revenues which had been collected and were refunded in October 1997 in accordance with the Stipulation (See
Note 2 - Notes to Consolidated Financial Statements). Northern Border Pipeline used a combination of cash on hand and borrowings on a revolving credit facility to pay these refunds.

Cash Flows From Investing Activities

   In August 1997, the FERC issued a certificate of public convenience and necessity authorizing Northern Border Pipeline to construct and operate The Chicago Project facilities (See Note 2 - Notes to Consolidated Financial Statements). The Chicago
Project is expected to cost approximately $839 million and be ready for service in November 1998.

   Net plant additions of $85.9 million for the nine months ended September 30, 1997 include $73.2 million for The Chicago Project. The remaining $12.7 million of net plant additions in 1997 are primarily related to renewals and replacements of Northern Border Pipeline's existing facilities. For the comparable period in 1996, net plant additions were $8.8 million which included $4.6 million for The Chicago Project.

   Total capital expenditures for 1997 are estimated to be $200 million for The Chicago Project and $19 million for renewals and replacements of the existing facilities. Funds required for construction of The Chicago Project and for other capital expenditures for 1997 and 1998 are expected to be provided primarily by Northern Border Pipeline's $550 million three-year revolving credit facility, the $175 million Partnership Credit Agreement, internal sources and equity contributions from minority interest holders.

   The $3.4 million of cash flows provided by acquisition and consolidation of businesses is related primarily to the consolidation of Black Mesa's cash balance (See Note 4 - Notes to
Consolidated Financial Statements).

Cash Flows From Financing Activities

   Cash flows used in financing activities decreased $41.6 million to $40.8 million for the nine month period ended September 30, 1997, as compared to the same period in 1996. In 1997, borrowings under Northern Border Pipeline's 1997 Credit Agreement of $160 million were used primarily to retire amounts related to Northern Border Pipeline's existing bank loan and credit agreements of $137.5 million. In 1996, payments of $15.0 million were made on Northern Border Pipeline's bank loan agreement. Financing activities for 1997 also reflect a $12.0 million equity contribution from minority interest holders to Northern Border Pipeline.

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


                              NORTHERN BORDER PARTNERS, L.P.
                              (A Delaware Limited Partnership)

Date:  November 13, 1997     By:   JERRY L. PETERS
                                   Jerry L. Peters
                                   Chief Financial and Accounting
                                    Officer