Form 10-K
period 1997-12-31
NORTHERN BORDER PARTNERS LP
filed 1998-03-30
CIK 909281

UNITED STATES SECURITIES AND EXCHANGE
                           COMMISSION
                     WASHINGTON, D.C.  20549
                     _______________________

                          F O R M  10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1997   Commission file
                         number: 1-12202

                 NORTHERN BORDER PARTNERS, L.P.
     (Exact name of registrant as specified in its charter)


         DELAWARE                                93-1120873
     (State or other                               (I.R.S.
       jurisdiction                               Employer
   of incorporation or                         Identification
      organization)                                 No.)


          1400 Smith Street, Houston, Texas     77002-7369
       (Address of principal executive offices) (zip code)
Registrant's telephone number, including area code:  713-853-6161
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

     Aggregate market value of the Common Units held by non-affiliates of the registrant, based on closing prices in the daily composite list for transactions on the New York Stock Exchange on March 4, 1998, was approximately $756,145,929.

                NORTHERN BORDER PARTNERS, L.P.
                      TABLE OF CONTENTS


                                                            Page No.


     Part I

     Item 1.  Business                                           1
     Item 2.  Properties                                         9
     Item 3.  Litigation                                        10
     Item 4.  Submission of Matters to a Vote of Security
               Holders                                          11

     Part II

     Item 5.  Market for Registrant's Common Units and Related
               Security Holder Matters                          12
     Item 6.  Selected Financial Data (Unaudited)               13
     Item 7.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations    14
     Item 8.  Financial Statements                              18
     Item 9.  Disagreements on Accounting and Financial
               Disclosure                                       18

     Part III

     Item 10. Partnership Management                            19
     Item 11. Executive Compensation                            22
     Item 12. Security Ownership of Certain Beneficial Owners
               and Management                                   28
     Item 13. Certain Relationships and Related Transactions    28

     Part IV

     Item 14. Exhibits, Financial Statement Schedules and
               Reports on Form 8-K.                             30

                             PART I

Item 1.   Business

General

     Northern Border Partners, L.P. through a subsidiary limited partnership, Northern Border Intermediate Limited Partnership, collectively referred to herein as "Partnership", owns a 70% general partner interest in Northern Border Pipeline Company, a Texas general partnership ("Northern Border Pipeline"). The remaining general partner interests in Northern Border Pipeline are owned by TransCanada Border PipeLine Ltd. (6%) and TransCan Northern Ltd. (24%), both of which are wholly-owned subsidiaries of TransCanada PipeLines Limited ("TransCanada"). Northern Plains Natural Gas Company ("Northern Plains"), Pan Border Gas Company ("Pan Border") and Northwest Border Pipeline Company ("Northwest Border") serve as the General Partners of the Partnership. Northern Plains is a wholly-owned subsidiary of Enron Corp. ("Enron"), Pan Border is a wholly-owned subsidiary of Duke Energy Corporation ("Duke Energy") and Northwest Border is a wholly-owned subsidiary of The Williams Companies, Inc. ("Williams"). The General Partners hold an aggregate 2% general partner interest in the Partnership. The General Partners or their affiliates also own subordinated limited partner interests ("Subordinated Units") in the Partnership which, subsequent to an offering of limited partnership interests in December 1997 and January 1998 (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"), is an effective 21.4% in the aggregate. The combined general and limited partner interests in the Partnership of Enron, Duke Energy and Williams are 11.7%, 7.6% and 4.1%, respectively (See "Certain Relationships and Related Transactions").

     Northern Border Pipeline owns a 969-mile U.S.
interstate pipeline system (the "Pipeline System") that transports natural gas from the Montana-Saskatchewan border near Port of Morgan, Montana, to interconnecting pipelines in the State of Iowa. The Pipeline System has pipeline access to natural gas reserves in the provinces of Alberta, British Columbia and Saskatchewan, as well as the Williston
Basin in the United States. The Pipeline System also has access to production of synthetic gas ("syngas") from the Dakota Gasification Plant in North Dakota. Interconnecting pipeline facilities provide Northern Border Pipeline shippers access to markets in the Midwest, as well as other markets throughout the U.S. by transportation, displacement and exchange arrangements.

     Management of Northern Border Pipeline is overseen by the Northern Border Management Committee, which is comprised of three representatives from the Partnership (one selected by each General Partner) and one representative from the TransCanada subsidiaries. The Pipeline System is operated by Northern Plains pursuant to an operating agreement. Northern Plains employs approximately 185 individuals to operate the Pipeline System. These employees are located at the operating headquarters in Omaha, Nebraska, and at locations along the pipeline route. Northern Plains' employees are not represented by any labor union and are not covered by any collective bargaining agreements.

     Northern Border Pipeline's revenues are derived from agreements for the receipt and delivery of gas at points along the Pipeline System as specified in each shipper's individual transportation contract. Northern Border Pipeline transports gas for shippers under a tariff regulated by the Federal Energy Regulatory Commission ("FERC"). Northern Border Pipeline does not own the gas that it transports and therefore it does not assume any gas commodity price risk. Currently the shippers provide to Northern Border Pipeline the linepack gas necessary for its operations. However, in January 1998, Northern Border Pipeline filed an application with the FERC to acquire the linepack in its Pipeline System from its existing shippers and to provide the linepack in the future. Approximately 5.1 billion cubic feet of linepack gas would be purchased at an estimated value of $12.5 million. Northern Border Pipeline has proposed that the cost of the linepack gas be included in its rate base.

     During 1997, the Partnership increased its ownership in Black Mesa Pipeline Holdings, Inc. ("Black Mesa") to 100% by its acquisitions of Williams Technologies, Inc. ("WTI") and the interest held by the remaining stockholder in Black Mesa. Black Mesa, through a wholly-owned subsidiary, owns a 273-mile, 18-inch diameter coal slurry pipeline (the "Black Mesa Pipeline") which originates at a coal mine in Kayenta, Arizona. The pipeline traverses westward through northern Arizona to the 1,500 megawatt Mohave Power Station located in Laughlin, Nevada. Black Mesa Pipeline is the sole source of fuel for the Mohave Power Station, which consumes an average of 4.8 million tons of coal annually. The capacity of Black Mesa Pipeline is fully contracted to the coal supplier for the Mohave Power Station through the year 2005. Black Mesa is operated by WTI of Tulsa, Oklahoma, a wholly-owned subsidiary of the Partnership. Approximately 66 people are employed in the operations of Black Mesa and WTI, of which 26 are represented by a labor union, the United Mine Workers.

The Pipeline System

     The 822-mile 42-inch diameter segment of the Pipeline System from the Canadian border to Ventura, Iowa was completed and placed in service in 1982. It was built to transport large quantities of natural gas through large diameter, high operating pressure pipe. In 1992, a 30-inch diameter pipeline, approximately 147 miles in length, was acquired and placed in-service. This pipeline interconnects with the original system near Ventura, Iowa and terminates near Harper, Iowa where it interconnects with the facilities of Natural Gas Pipeline of America ("NGPL"). There were seven compressor stations on the Pipeline System as of December 31, 1997. Other facilities include three pipeline field offices and warehouses, six major measurement stations and 39 microwave tower sites. The current throughput capacity of the Pipeline System is 1,675 million cubic feet per day ("MMCFD").

     At its northern end, the Pipeline System is connected to the Foothills Pipe Lines (Sask.) Ltd. system in Canada, which in turn is connected to the pipeline systems of NOVA Gas Transmission Ltd. ("NOVA") in Alberta and of Transgas Limited in Saskatchewan. The NOVA system gathers and transports a substantial portion of Canadian natural gas production. The Pipeline System also connects with the facilities of Williston Basin Interstate Pipeline at Glen Ullin and Buford, North Dakota, facilities of Amerada Hess Corporation at Watford City, North Dakota and facilities of Dakota Gasification Company at Hebron, North Dakota in the northern portion of the system. The Pipeline System interconnects at multiple points with the pipeline facilities of an Enron subsidiary, Northern Natural Gas Company ("Northern Natural"). At its southern end, the Pipeline System interconnects with the pipeline facilities of NGPL near Harper, Iowa. The Ventura, Iowa interconnect functions as a large market center, where gas volumes transported on the Pipeline System are sold, traded and received for transport to significant consuming markets in the Midwest and to interconnecting pipeline facilities destined for other markets. The Harper, Iowa interconnect with NGPL also provides access for gas transported through the Pipeline System to Chicago and other Midwest markets and to interconnecting pipeline facilities destined for other markets.

     The 822-mile, 42-inch diameter segment of the Pipeline System was designed (with maximum compression before looping) to transport up to 2,400 MMCFD. The 147-mile, 30-inch diameter segment was designed (with maximum compression before looping) to transport up to 750 MMCFD. The existing compression on the line allows the transportation of 1,675 MMCFD through the 42-inch segment and 386 MMCFD through the 30-inch segment. As a result, an increase in transportation capacity could be achieved through the use of additional compression.

Demand For Transportation Capacity

     Northern Border Pipeline's operations are supported by significant supplies of natural gas in Canada. In 1997, approximately 87% of the natural gas transported by the Pipeline System was produced in the Western Canadian Sedimentary Basin located in the provinces of Alberta, British Columbia and Saskatchewan. The Pipeline System's share of Canadian gas exported to the United States was approximately 20% in 1996. Northern Border Pipeline's capacity utilization was an average of 102% of summer design capacity during 1997.

     With the existing interconnecting pipeline facilities, Northern Border Pipeline's transportation of natural gas produced in Canada primarily reaches gas consuming markets located in the upper midwestern portion of the United States. There are currently two other interstate pipelines that transport Canadian gas into the upper midwest, Great Lakes Gas Transmission and Viking Gas Transmission, whose combined share of Canadian gas exported to the United States was approximately 15% in 1996.

     The Chicago Project

     Following an open season during which prospective shippers could submit requests for capacity, Northern Border
Pipeline filed for the requisite authority to construct and operate extended and expanded facilities ("The Chicago
Project") to its Pipeline System. In August 1997, after receiving final authorization, Northern Border Pipeline commenced construction. The project includes extension of the Pipeline System from Harper, Iowa to near Chicago,
Illinois and expansion of the Pipeline System's capacity.
New transportation contracts entered into in connection with The Chicago Project provide for additional receipts into the Pipeline System of 700 MMCFD, with 648 MMCFD to be transported through the pipeline's extension into Illinois and 516 MMCFD to be delivered at Harper, Iowa for transport on another interstate pipeline. The Chicago Project's estimated construction cost as filed with the FERC is $839 million.

     Overall, project activities are estimated to be 40 percent complete. Northern Border Pipeline has completed the design and engineering for the project and has acquired a substantial portion of the right-of-way. One, of five new compressor stations on the 42-inch segment has been completed and placed in service to maintain gas flow at firm contracted capacity while an existing compressor station is being upgraded. The pipeline route includes ten major river crossings including the Mississippi River crossing that was completed by directional bore in December 1997.
Construction of the 390 miles of mainline segments is expected to commence in April. Northern Border Pipeline has acquired 96% of the right-of-way and fee sites required. Condemnation actions to acquire right-of-way were filed in Federal District Court in Illinois in September and October 1997. In two of the Divisions of the Federal District Court, an order has been entered granting possession of the right-of-way in litigation. In an action pending in a third Division, Northern Border Pipeline's motion for immediate possession was denied. This ruling has been appealed and oral arguments are scheduled for April 3, 1998 before the Seventh Circuit Court of Appeals. While the appeal is pending, Northern Border continues to negotiate the acquisition of the remaining 4% of the right-of-way and the settlement of the condemnation litigation.

     While the Partnership expects that Northern Border
Pipeline will complete The Chicago Project in the fourth quarter of 1998 within the budgeted cost, certain events and conditions could delay completion or increase the actual cost. These include possible delays in obtaining necessary rights-of-way and costs and delays due to inclement weather or other problems in completing the physical construction of the pipeline facilities.
Under a settlement agreement in a recent rate case, Northern Border Pipeline agreed to a capital project cost containment mechanism which would limit its ability to include cost overruns in its rate base (see "FERC
Regulation - Cost of Service Tariff").

     Future Demand and Competition

     On November 17, 1997, Northern Border Pipeline announced the commencement of an open season during which prospective shippers were invited to submit requests for capacity on a possible further expansion and extension of the Pipeline System after The Chicago Project is completed.
Approximately fifty bids were submitted. The period of time in which to resolve bid contingencies was extended to April
30, 1998. If sufficient requests are perfected, a specific project may be proposed with a targeted in-service date of November 2000. It is within Northern Border Pipeline's discretion to determine the scope of and design of the proposed project. Northern Border Pipeline intends to limit the size of this project, if necessary, in order to maintain its competitive rates and a high level of contracted capacity.

     Currently two potentially competitive natural gas pipeline projects are pending regulatory approval, financing and construction. If either or both of these projects were to be authorized, financed and constructed they would directly compete with Northern Border Pipeline in the transportation of natural gas from the Western Canadian Sedimentary Basin to markets in the United States. The first proposed project, known as the Alliance Pipeline, received preliminary, non-environmental approval from the FERC in August 1997. The FERC determination was subject to final environmental analysis and approval and the receipt by Alliance Pipeline of regulatory approval from the National Energy Board of Canada (the "NEB"). Requests for rehearing of the FERC's preliminary order are currently pending before the FERC. Regulatory proceedings before the NEB have commenced; however a decision from the NEB is not expected
before the second quarter of 1998.   Environmental analysis
of the Alliance Pipeline is ongoing at the FERC and will likely be completed in 1998. The second competitive proposal is known as the Transvoyageur-Viking-Voyageur project. The application for this project was filed at the FERC in November 1997. The project's sponsors have indicated that the application for the Canadian segment of this project is expected to be filed with the NEB in 1998. The sponsors of both the Alliance Pipeline and the Transvoyageur-Viking-Voyageur project propose to originate their respective pipelines in western Canada and terminate in the vicinity of Chicago, Illinois. Either of these projects could be in-service by the year 2000 if timely regulatory approvals are received and if other conditions are satisfied.

Shippers

     The Pipeline System serves a number of shippers with diverse financial and market profiles. Based upon existing contracts (including contracts for The Chicago Project) and the expanded Pipeline System's projected capacity, 92% of the firm capacity (based on annual cost of service obligations) is contracted by producers and marketers. The remaining firm capacity is contracted to interstate pipelines (3%) and local distribution companies (5%). At present, the termination dates of these contracts range from October 31, 2001 to October 31, 2013. The weighted average contract life as of December 31, 1997 (based upon annual cost of service obligations) is slightly over eight years. There are four contracts totaling 143.25 MMCFD (3.8% of projected firm capacity) with termination dates of December 31, 2008 or July 31, 2009 that may be terminated by the shippers if the production of syngas at the Dakota Gasification Plant is abandoned by Dakota Gasification Company under its gas purchase agreements with these shippers.

     Firm shippers on the Pipeline System which are affiliated with general partners of the Partnership or Northern Border Pipeline are: Enron Capital & Trade Resources Corp., a subsidiary of Enron; Mobil Natural Gas Inc., through its marketing arrangement with an affiliate of Duke Energy; TransCanada Gas Services Inc., a subsidiary of, and as agent for, TransCanada; and Transcontinental Gas Pipe Line Corporation ("Transco"), a subsidiary of Williams. Together those shippers hold 12.6% of the firm capacity. Based upon the contracts for The Chicago Project, this percentage may increase to 17.2%.

     Northern Border Pipeline's largest shipper, Pan-Alberta Gas U.S. Inc. ("PAGUS"), currently holds, under three transportation contracts, 800 MMCFD of capacity or 30% of the projected firm capacity. Affiliates of Duke Energy and Enron provide guaranties for 350 MMCFD (150 MMCFD and 200 MMCFD, respectively) of PAGUS' contractual obligations through October 31, 2001. The PAGUS transportation contract for 450 MMCFD of capacity is supported by various credit support arrangements including, among others, a letter of credit, an additional guaranty from Northern Natural for 100 MMCFD, an escrow account and an upstream capacity transfer agreement.

     At the request of PAGUS, in February 1997 Northern
Border Pipeline filed an application with the FERC to convert the authority for PAGUS transportation contracts totaling 800 MMCFD of capacity from individually certificated transactions to Northern Border Pipeline's blanket certificate under the FERC regulations. PAGUS requested this conversion for increased operational flexibility and to more fully utilize capacity release provisions of the FERC regulations. Panhandle Eastern Pipe Line Company, the affiliate of Duke Energy that has provided a guaranty, filed a motion to intervene and protest requesting the FERC to convene a technical conference to determine the effect of the conversion on its obligations and the appropriate credit support for the contract covering 150 MMCFD. In an order issued December 29, 1997, the FERC approved the conversion of 650 MMCFD of capacity but denied the conversion of the contract covering 150 MMCFD of capacity. This portion of PAGUS' capacity will continue to be transported as an individually certificated transaction. Because of this ruling, any extension of the termination date of the contract covering the 150 MMCFD will need to be approved by the FERC.

     PAGUS has indicated its intent to enter into two year extensions of its transportation contracts covering 741
MMCFD of capacity on the Pipeline System. If these contract extensions were implemented, the term of the contracts would be extended to October 31, 2003. With such extensions, 90% of projected firm capacity would be contracted through mid-September 2003. No assurances can be given that the contracts will be extended. NOVA Corp. announced in December 1997 its intention to sell the parent company of PAGUS. In addition, NOVA Corp. and TransCanada have announced their intention to merge. The Partnership cannot predict the impact, if any, of these events on the outcome of the possible contract extensions.

     Order 636 (See "FERC Regulation") has created a secondary market in existing Northern Border Pipeline capacity. There have been temporary releases of capacity where the releasing party (which is not relieved of its obligations under its contract) receives credit against its firm transportation contract for revenues received as a result of the temporary release. In addition to the temporary releases, several shippers have permanently released a portion of their capacity to other shippers who have agreed to comply with the underlying contractual and regulatory obligations associated with such capacity.

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

     Northern Border Pipeline's rates and charges for transportation in interstate commerce are subject to regulation by the FERC. Rates charged by natural gas companies may not exceed rates deemed just and reasonable by the FERC. In addition, natural gas companies are prohibited from unduly preferring or unreasonably discriminating against any person with respect to pipeline rates or terms and conditions of service. Certain types of rates may be discounted without further FERC authorization.

     Cost of Service Tariff

     Northern Border Pipeline's firm transportation shippers contract to pay for an allocable share of the cost of service associated with the Pipeline System's capacity. During any given month, all such shippers pay a uniform charge per dekatherm-mile of capacity contracted, calculated under a cost of service tariff. Similarly during any given month, the shippers' obligations to pay their allocable share of the cost of service is not dependent upon the percentage of available capacity actually used. The cost of service tariff is regulated by the FERC and provides an opportunity to recover all operations and maintenance costs of the Pipeline System, taxes other than income taxes, interest, depreciation and amortization, an allowance for income taxes and a regulated equity return. Northern Border Pipeline may not charge or collect more than its cost of service pursuant to its tariff on file with the FERC.

     Northern Border Pipeline bills the cost of service on an estimated basis for a six month cycle. Any net excess or deficiency resulting from the comparison of the cost of service determined for that period in accordance with the FERC tariff to the estimated billing is accumulated, including carrying charges thereon, and is either billed to or credited back to the shippers' accounts.

     Northern Border Pipeline also provides interruptible transportation service. The maximum rate charged to interruptible shippers is calculated from cost of service estimates on the basis of contracted capacity. Except for any period when the risk conditions described in the next paragraph are applicable, all revenue from the interruptible transportation service is credited back to the firm shippers' accounts.

     Northern Border Pipeline is at risk for the recovery of the annual cost of service associated with the capacity from the addition of a compressor station in 1991 and the addition of four compressor stations and the acquisition of the 147 mile, 30-inch diameter pipeline in 1992 (See "The Pipeline System"). In the event that a portion of that capacity were to become uncontracted, or the government authorizations to export or import natural gas from Canada were to lapse, FERC has stated that Northern Border Pipeline would not be allowed to recover from the remaining firm shippers on the system that portion of its cost of service related to those facilities and the uncontracted capacity associated with these facilities.

     The cost of service has been levelized due primarily to annual depreciation changes. This means that the annual cost of service, since the effective date of Northern Border Pipeline's 1992 rate case, was designed to be generally level until January 1, 1997 when a higher levelized cost of service was to be effective through 2001. As a result of Northern Border Pipeline's rate case filed in November 1995 and the proposed change in the depreciation schedule in conjunction with The Chicago Project, the depreciation rate applied to Northern Border Pipeline's gross transmission plant was reduced effective June 1, 1996, from 3.6% to 2.7%. Beginning January 1, 1997, the depreciation rate was reduced to 2.5%. With the in-service date of The Chicago Project, the depreciation rate will be 2% and is scheduled to increase each year until it reaches 3.2% in 2002.

     The November 1995 rate case was filed in compliance with Northern Border Pipeline's FERC tariff for the determination of its allowed equity rate of return. In this proceeding, Northern Border Pipeline reached a settlement accord with shippers holding in excess of 90% of the aggregate contracted firm capacity as of October 15, 1996 (the "Shippers") and filed for FERC approval of a Stipulation and Agreement ("Stipulation") to settle its rate case. The Stipulation was approved by the FERC in August 1997. The Stipulation allowed Northern Border Pipeline to retain its 12.75% equity rate of return through September 30, 1996, and a 12% rate beginning October 1, 1996. In addition, the depreciation rates applied to Northern Border Pipeline's gross transmission plant was reduced as described in the previous paragraph. Under the Stipulation, the Shippers agreed that for at least seven years following the completion of The Chicago Project, Northern Border Pipeline may continue to calculate its allowance for income taxes as a part of its cost of service in the manner it has historically used. In addition, in connection with the completion of The Chicago Project, Northern Border Pipeline will implement a new depreciation schedule with an extended depreciable life, a capital project cost containment mechanism and a $31 million settlement adjustment mechanism. The settlement adjustment mechanism will effectively reduce the allowed return on rate base. In October 1997, Northern Border Pipeline made refunds to its shippers in the amount of $52.6 million, previously reserved, drawing on an existing $750 million revolving credit facility and utilizing cash on hand.

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

     With respect to the limited aspects of Order 636 that the court remanded to the FERC, only one issue, the "right of first refusal" ("ROFR") procedures (imposed by the FERC as a condition to the pipeline's right to abandon long-term transportation service), is relevant to Northern Border
Pipeline operations. The ROFR procedures required existing shippers to match any bid of up to twenty years in order to retain their capacity. The court upheld the basic structure of the FERC's rules, but remanded the ROFR mechanism for further explanation of why a twenty-year term-matching limit was adopted. The FERC, on remand, adopted a five-year matching limit. The effect of this ruling on Northern Border
Pipeline's ability to renew or recontract firm capacity under long-term service agreements once existing agreements expire cannot be quantified at this time.

     During 1996 and 1997, the FERC issued Order Nos. 587, 587-B and 587-C amending its open access regulations to standardize certain business practices and procedures governing transactions between interstate natural gas pipelines, their customers, and others doing business with the pipelines. These initial business standards, developed by the Gas Industry Standards Board (GISB), govern important business practices such as shipper supplied service nominations, allocation of available capacity, accounting and invoicing of transportation service, standardized Internet business transactions, and capacity release. Northern Border Pipeline has implemented changes to its tariff and internal systems so it can fully comply with the business standards as required by these orders.

     In Order No. 587-F, a combination of Notice of Proposed Rulemaking (NOPR) and Statement was issued on November 12,
1997 in which the FERC proposed to further amend its regulations governing standards for conduction of business practices and electronic communication with interstate natural gas pipelines by incorporating the most recent GISB promulgated standards. In addition, the FERC proposed to adopt regulations governing intra-day nominations and operational orders issued by the pipelines. A final order on this NOPR is expected to be issued during the second quarter of 1998. Northern Border Pipeline is currently analyzing the impact such order would have on current business processes and systems. The Partnership does not expect that compliance will have a material affect on Northern Border Pipeline's cost of service.

Environmental and Safety Matters

     The operations of the Partnership are subject to federal, state and local laws and regulations relating to safety and the protection of the environment which include the Resource Conservation and Recovery Act, the
Comprehensive Environmental Response, Compensation and
Liability Act of 1980, as amended, Clean Air Act, as amended, the Clean Water Act, as amended, the Natural Gas
Pipeline Safety Act of 1969, as amended, and the Pipeline
Safety Act of 1992. The Partnership believes that its operations and facilities are in general compliance with applicable environmental and safety regulations.

     Northern Border Pipeline has ongoing environmental and safety audit programs. As part of the construction of The Chicago Project, Northern Border Pipeline must comply with numerous environmental conditions. Northern Border Pipeline provides environmental training to all construction personnel. Northern Border Pipeline has obtained the necessary air quality permits for construction and operation of the new and upgraded compressor stations and is working with regulatory agencies through the start-up phases of new equipment and its operations.


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

     Approximately 90 miles of the pipeline is located on fee, allotted and tribal lands within the exterior boundaries of the Fort Peck Indian Reservation in Montana.
Tribal lands are lands owned in trust by the United States for the Fort Peck Tribes and allotted lands are lands owned in trust by the United States for an individual Indian or Indians. In 1980, Northern Border Pipeline entered into a pipeline right-of-way lease with the Fort Peck Tribal Executive
Board, for and on behalf of the Assiniboine and Sioux Tribes of the Fort Peck Indian Reservation. This pipeline right-of-way lease, which was approved by the Department of the Interior in 1981, granted to Northern Border Pipeline the right and privilege to construct and operate its pipeline on certain tribal lands, for a term of 15 years, renewable for an additional 15 year term at the option of Northern
Border Pipeline without additional rental. Northern Border Pipeline notified the Bureau of Indian Affairs ("BIA") in
March 1996 that it was exercising its option to renew the pipeline right-of-way lease for an additional 15 year term. Northern Border Pipeline continues to operate on this portion of the pipeline located on tribal lands in accordance with its renewal rights. While Northern Border Pipeline had been advised by attorneys retained by the Fort Peck Tribes that Northern Border Pipeline may not have a valid right-of-way across tribal lands, Northern Border's initial analysis of this claim did not support this conclusion and there has been no recent correspondence from the attorneys for the Fort Peck
Tribes addressing this claim.

     In conjunction with obtaining a pipeline right-of-way lease across tribal lands located within the exterior boundaries of the Fort Peck Indian Reservation, Northern
Border Pipeline also obtained a right-of-way across allotted lands located within the reservation boundaries. This right-of-way, granted by the BIA on March 25, 1981, for and on behalf of individual Indian owners, expired on March 31, 1996. Before the termination date, Northern Border Pipeline undertook efforts to obtain voluntary consents from individual Indian owners for a new right-of-way, and Northern Border Pipeline filed applications with the BIA for new right-of-way grants across those tracts of allotted lands where a sufficient number of consents from the Indian owners had been obtained. Also, a condemnation action was filed in Federal Court in the District of Montana concerning those remaining tracts of allotted land for which a majority of consents were not timely received. An order in this proceeding was issued by the Federal Court granting Northern Border Pipeline continued access and possession during the pendency of the condemnation action on the tracts in question. A stipulation has been entered into involving all but one tract involved in the condemnation action in which the parties have agreed that the Court may enter an order assessing compensation in the amount established in an agreed upon appraisal. The condemnation of the one tract where a stipulation was not reached has been set for trial in order to determine the value of the interest being condemned. Amounts ordered by the Court as compensation should be included in Northern Border Pipeline's cost of service. To date, the BIA has not issued a formal right-of-way grant for those tracts for which sufficient landowners consents were obtained. It is anticipated that the issuance of such a grant will take place in conjunction with the resolution of the condemnation action.


Item 3.   Litigation

     In addition to the condemnation actions (See "Business-Demand for Transportation Capacity-The Chicago Project" and "Properties") and matters related to the FERC regulation, various legal actions that have arisen in the ordinary course of business are pending with respect to Northern Border Pipeline.

     The Partnership is not currently a party to any legal proceedings that, individually or in the aggregate, would reasonably be expected to have a material adverse impact on the Partnership's results of operations or financial position.


Item 4.   Submission of Matters to a Vote of Security
           Holders

     There were no matters submitted to a vote of security holders during 1997.

                         PART II

Item 5.   Market for the Registrant's Common Units
           and Related Security Holder Matters

     The following table sets forth, for the periods indicated, the high and low sale prices per Common Unit, as reported on the New York Stock Exchange Composite Tape, and the amount of cash distributions per Common Unit declared in each quarter:

                                  Price Range          Cash
                                 High      Low     Distributions

   1997
   First Quarter               $29.125   $26.125       $0.55
   Second Quarter               29.375    26.875        0.55
   Third Quarter                33.250    28.500        0.55
   Fourth Quarter               35.000    32.063        0.55

   1996
   First Quarter               $25.875   $23.500       $0.55
   Second Quarter               24.875    22.875        0.55
   Third Quarter                26.125    23.875        0.55
   Fourth Quarter               27.375    25.500        0.55

     As of February 15, 1998, there were approximately 1,772 record holders of the Partnership's Common Units. There is no established public trading market for the Partnership's Subordinated Units. Cash distributions of $0.55 per Unit have been paid on all Common and Subordinated Units with respect to all quarters since inception of the Partnership through the third quarter of 1997. On November 19, 1997, the Partnership announced its intention to increase the quarterly cash distribution from $0.55 to $0.60 per Unit (from $2.20 to $2.40 per Unit on an annualized basis) by the fourth quarter of 1998. The Partnership effected half of this increase with a $0.575 per Unit distribution ($2.30 per Unit on an annualized basis) on all Common and Subordinated Units with respect to the fourth quarter of 1997. The distribution was declared January 15, 1998, payable February 13, 1998 to the General Partners and Unitholders of record at January 30, 1998. The Partnership distributes 100% of its Available Cash (defined below) within 45 days after the end of each quarter to Unitholders of record and the General Partners. During a specified period that will not end earlier than December 31, 1998 (the "Subordination Period"), distributions of
Available Cash on Subordinated Units are subordinated to the rights of the holders of the Common Units to receive $0.55 per Common Unit per quarter. Under the partnership agreement, the Subordination Period extends until the first day of any calendar quarter that occurs on or after January
1, 1999, on which cumulative capital expenditures by the Partnership subsequent to October 1, 1993 equal or exceed
$248 million and the Partnership has distributed the Minimum Quarterly Distribution on all Common Units and Subordinated Units for each of the eight consecutive preceding calendar quarters. The Partnership anticipates that the Subordination Period will no longer be in effect as of January 1, 1999. "Available Cash" consists generally of all of the cash receipts of the Partnership adjusted for its cash disbursements and net changes to cash reserves.
A full definition of Available Cash and the Subordination Period is set forth in the Partnership Agreement, a form of which is filed as an Exhibit hereto.


Item 6.  Selected Financial Data (Unaudited)
(in thousands, except per Unit and operating data)

   On October 1, 1993, the Partnership acquired a 70% general partner interest in Northern Border Pipeline. Prior to October 1, 1993, the Partnership had no financial statements. The following selected financial data labeled "Historical (Predecessor)" represent the income data, cash flow data, balance sheet data and operating data of Northern Border Pipeline, the Partnership's predecessor company as defined under the regulations of the Securities and Exchange Commission ("SEC"). As discussed in Item 1, in May 1997, the Partnership acquired WTI and increased its ownership interest in Black Mesa. The operations of Black Mesa and WTI are included in the Partnership's consolidated results of operations and financial position from that point forward.

                                                                                                            Historical
                                                          Partnership                                      (Predecessor)
                                                                              Pro Forma        Three           Nine
                                                                                 Year          Months         Months
                                                                                Ended          Ended          Ended
                                       Year Ended December 31,               December 31,   December 31,   September 30,
                             1997         1996         1995         1994         1993           1993           1993
INCOME DATA:
Operating revenue        $  198,574   $  201,943   $  206,497   $  211,580   $  205,241     $   53,148     $  152,093
Operations and
 maintenance                 37,418       28,366       26,730       28,919       27,210          7,424         18,661
Depreciation and
 amortization                40,172       46,979       47,081       41,959       39,539         10,489         29,050
Taxes other than
 income                      22,836       24,390       23,886       24,438       21,393          5,582         15,811
 Operating income            98,148      102,208      108,800      116,264      117,099         29,653         88,571
Interest expense             34,520       33,117       35,205       38,424       40,671         10,054         30,617
Other income (expense)       11,649        3,347          568       (1,340)        (784)        (1,209)           425
Minority interests in
 net income                  22,253       22,153       22,360       23,147       22,622          5,108             --
Net income
 to partners             $   53,024   $   50,285   $   51,803   $   53,353   $   53,022     $   13,282     $   58,379

Net income per Unit      $     1.97   $     1.88   $     1.94   $     2.00   $     1.98     $      .50     $       --

Number of units used
 in computation              26,392       26,200       26,200       26,200       26,200         26,200             --

CASH FLOW DATA:
Net cash provided by
 operating activities    $  119,621   $  137,534   $  127,078   $  121,088   $  116,530     $   35,184     $   82,471
Capital expenditures        152,658       18,597        8,411        2,985        1,268            528            739
Distribution per Unit          2.20         2.20         2.20         2.20           --             --             --

BALANCE SHEET DATA
 (AT END OF PERIOD):
Net property, plant
 and equipment           $1,118,364   $  937,859   $  957,587   $  983,842   $       --     $1,015,567     $1,023,725
Total assets              1,266,917    1,016,484    1,041,339    1,083,468           --      1,115,768      1,096,099
Long-term debt,
 including current
 maturities                 481,355      377,500      410,000      445,000           --        470,000        470,000
Minority interests in
 partners' capital          174,424      158,089      166,789      173,984           --        177,089             --
Partners' capital           500,728      410,586      419,117      426,130           --        431,593        597,587

OPERATING DATA:
Northern Border Pipeline:
MMCF of gas delivered       633,280      633,908      615,133      597,898      570,469        142,040        428,429
Average throughput (MMCFD)    1,770        1,764        1,720        1,663        1,592          1,581          1,596

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Results of Operations

Year Ended December 31, 1997 Compared With the Year Ended
December 31, 1996

   Operating revenue decreased $3.4 million for the year ended December 31, 1997, as compared to the results for the comparable period in 1996. Operating revenue attributable to Northern Border Pipeline decreased $15.9 million (8%) due primarily to lower depreciation and amortization expense, taxes other than income and returns on a lower rate base. These lower recoveries were partially offset by higher operations and maintenance expense recoveries. Northern Border Pipeline's FERC tariff provides an opportunity to recover all of the operations and maintenance costs of the pipeline, taxes other than income taxes, interest, depreciation and amortization, an allowance for income taxes and a regulated return on equity. Northern Border Pipeline is generally allowed to collect from its shippers a return on unrecovered rate base as well as recover that rate base through depreciation and amortization. The return amount Northern Border Pipeline collects from its shippers declines as the rate base is recovered. Additionally, in accordance with the Stipulation approved by the FERC to settle Northern Border Pipeline's rate case, the allowed equity rate of return was 12.75% through September 30, 1996 and 12.0% thereafter (See "Business-FERC Regulation-Cost of Service Tariff"). Operating revenue from the combined operations of Black Mesa and WTI was $12.5 million for the year ended December 31, 1997.

   Operations and maintenance expense increased $9.1 million for the year ended December 31, 1997, from the comparable period in 1996 due primarily to $7.7 million of expense from the combined operations of Black Mesa and WTI. Operations and maintenance expense attributable to Northern Border Pipeline increased $1.5 million (6%) for the year ended December 31, 1997, from the comparable period in 1996 due primarily to higher administrative expenses.

   Depreciation and amortization expense decreased $6.8 million for the year ended December 31, 1997, as compared to the same period in 1996. Depreciation and amortization expense attributable to Northern Border Pipeline decreased $8.3 million (18%). In accordance with the terms of the Stipulation, the depreciation rate applied to Northern Border Pipeline's gross transmission plant was 2.5% for 1997. The average depreciation rate applied to gross transmission plant for the year ended December 31, 1996 was 3.1%. Depreciation and amortization expense from the combined operations of Black Mesa and WTI was $1.5 million for the year ended December 31, 1997.

   Taxes other than income decreased $1.6 million for the year ended December 31, 1997, as compared to the results for the same period in 1996. Taxes other than income attributable to Northern Border Pipeline decreased $2.0 million (8%) due primarily to lower property tax assessments received in various states where the pipeline system operates. Taxes other than income from the combined operations of Black Mesa and WTI was $0.4 million for the year ended December 31, 1997.

   Interest expense increased $1.4 million for the year ended
December 31, 1997, as compared to the results for the same period in 1996 due primarily to interest expense from the combined operations of Black Mesa and WTI.

   Other income increased $8.3 million for the year ended December 31, 1997, as compared to the same period in 1996. The increase was primarily due to $4.8 million received by Northern Border Pipeline for vacating certain microwave frequency bands and a $4.2 million increase in the allowance for funds used during construction. The increase in the allowance for funds used during construction primarily relates to Northern Border Pipeline's expenditures for The Chicago Project (See "Cash Flows From Investing Activities").

Year Ended December 31, 1996 Compared With the Year Ended
December 31, 1995

   Operating revenue decreased $4.6 million (2%) for the year ended December 31, 1996, as compared to the results for the comparable period in 1995, due primarily to equity returns on a lower rate base and lower interest expense. These lower recoveries were partially offset by higher operations and maintenance expense recoveries. Operating revenue for 1996 reflects the terms of the Stipulation filed by Northern Border Pipeline for FERC approval, which was subsequently approved by the FERC in 1997, to settle its rate case (See "Business-FERC Regulation-Cost of Service Tariff").

   Operations and maintenance expense increased $1.6 million (6%) for the year ended December 31, 1996, from the comparable period in 1995 due primarily to expenses incurred in conjunction with Northern Border Pipeline's rate case proceeding as well as higher administrative expenses.

   Depreciation and amortization expense remained constant for the year ended December 31, 1996, as compared to the results for the same period in 1995. Depreciation and amortization expense for 1996 was reduced approximately $7.4 million from the level authorized in Northern Border Pipeline's FERC tariff to reflect the Stipulation discussed above, which resulted in an average depreciation rate for transmission plant of 3.1% for the year ended December 31, 1996 and matched the rate used in 1995. In accordance with the terms of the Stipulation, the depreciation rate applied to Northern Border Pipeline's gross transmission plant was reduced to 2.7% effective June 1996 from the 3.6% rate in its FERC tariff.

   Interest expense decreased $2.1 million (6%) for the year ended December 31, 1996, as compared to the results for the same period in 1995 due to a decrease in the average debt outstanding. Average debt outstanding had decreased between the two periods reflecting principal payments of $32.5 million made under the Northern Border Pipeline bank loan agreement.

   Other income increased $2.8 million for the year ended
December 31, 1996, from results for the year ended December 31, 1995, primarily due to the reversal of previously established reserves for regulatory issues.

Liquidity and Capital Resources

General

   In June 1997, Northern Border Pipeline entered into a credit agreement ("Pipeline Credit Agreement") with certain financial institutions to borrow up to an aggregate principal amount of $750 million. The Pipeline Credit Agreement is comprised of a $200 million five-year revolving credit facility to be used for the retirement of Northern Border Pipeline's bank loan agreements and for general business purposes, and a $550 million three-year revolving credit facility to be used for the construction of The Chicago Project. The three-year revolving credit facility may, if certain conditions are met, be converted to a term loan maturing in June 2002. At December 31, 1997, $127.5 million and $81.5 million had been borrowed on the five-year and three-year revolving credit facilities, respectively.

   In November 1997, the Partnership entered into a credit agreement ("Partnership Credit Agreement") with certain financial institutions to borrow up to an aggregate principal amount of $175 million under a revolving credit facility. The Partnership Credit Agreement is to be used for interim funding of the Partnership's required capital contributions to Northern Border Pipeline for construction of The Chicago Project. The amount available under the Partnership Credit Agreement is reduced to the extent the Partnership issues additional limited partner interests to fund the Partnership's required capital contributions for The Chicago Project in excess of $25 million. The public offerings of Common Units discussed in the following paragraph reduced the amount available under the Partnership Credit Agreement to $104 million. After The Chicago Project has been placed in service, the Partnership Credit Agreement allows the Partnership to borrow any undrawn amounts up to an aggregate principal amount of $40 million for general business purposes. The maturity date of the Partnership Credit Agreement will be November 2000 if Northern Border Pipeline converts its $550 million three-year revolving credit facility to a term loan; otherwise the maturity date is June 2000. At December 31, 1997, the Partnership had not borrowed on the Partnership Credit Agreement.

   In November 1997, the Partnership filed a registration statement with the SEC for a proposed offering of $225 million in Common Units. In December 1997, the Partnership sold, through an underwritten public offering, 2,750,000 Common Units. In conjunction with the issuance of the Common Units, the Partnership's General Partners made capital contributions to the Partnership to maintain a 2% general partner interest in accordance with the partnership agreements. The net proceeds of approximately $90.9 million will be used by the Partnership to fund a portion of the capital contributions to Northern Border Pipeline for construction of The Chicago Project. As part of the underwritten public offering, the Partnership granted the underwriters an over-allotment option to purchase a limited number of additional Common Units. This option was exercised on January 5, 1998, and the Partnership sold an additional 225,000 Common Units resulting in additional net proceeds, including the general partners' capital contributions, of approximately $7.5 million.

   Short-term liquidity needs will be met by internal sources and through the lines of credit discussed above. Long-term capital needs may be met through the ability to issue long-term indebtedness as well as additional limited partner interests of the Partnership either through the registration statement filed in November 1997 or separate registrations.

Cash Flows From Operating Activities

   Cash flows provided by operating activities decreased $17.9 million to $119.6 million for the year ended December 31, 1997 as compared to the same period in 1996 primarily related to a $52.6 million refund in October 1997 in accordance with the Stipulation approved by the FERC to settle Northern Border Pipeline's rate case. During 1997, $40.4 million had been collected subject to refund by Northern Border Pipeline as a result of its rate case. Cash flows provided by operating activities increased $10.5 million to $137.5 million for the year ended December 31, 1996 as compared to the same period in 1995, due primarily to amounts collected subject to refund by Northern Border Pipeline as a result of its rate case.

Cash Flows From Investing Activities

   Capital expenditures of $152.7 million for the year ended December 31, 1997, include $135.7 million for The Chicago Project (See "Business-Demand for Transportation Capacity-The Chicago Project"). The remaining $17.0 million of capital expenditures for 1997 are primarily related to renewals and replacements of Northern Border Pipeline's existing facilities. For the comparable period in 1996, capital expenditures were $18.6 million, which included $11.8 million for The Chicago Project, and $6.8 million primarily related to renewals and replacements of Northern Border Pipeline's existing facilities.

   Total capital expenditures for 1998 are estimated to be $637 million for The Chicago Project. The estimated cost of The Chicago Project as filed with the FERC is approximately $839 million and it is expected to be ready for service in the fourth quarter of 1998. An additional $9 million of 1998 capital expenditures is planned for renewals and replacements of the existing facilities. Capital expenditures for linepack gas, if the filing to acquire the linepack is approved by the FERC, would be approximately $12.5 million in 1998 (See "Business-General"). Northern Border Pipeline anticipates funding approximately 65% of its 1998 capital expenditures by borrowing on the Pipeline Credit Agreement. Funds required to meet the remainder of Northern Border Pipeline's capital expenditures will be provided primarily from capital contributions from the Partnership and minority interest holders. The Partnership intends to use a combination of proceeds from the sale of Common Units, capital contributions from its general partners and borrowings on the Partnership Credit Agreement to finance its capital contributions to Northern Border Pipeline. The Partnership anticipates selling additional Common Units to repay amounts borrowed on the Partnership Credit Agreement to finance capital contributions for The Chicago Project.

   Cash flows provided by acquisition and consolidation of businesses of $3.4 million is related primarily to the consolidation of Black Mesa's cash balance.

Cash Flows From Financing Activities

   Cash flows provided by financing activities were $95.6 million for the year ended December 31, 1997, as compared to cash flows used in financing activities of $112.2 million for the year ended December 31, 1996. Financing activities for 1997 reflect $90.9 million in net proceeds from the issuance of 2,750,000 Common Units and a related capital contribution by the Partnership's general partners in December 1997. In 1997, borrowings under the Pipeline Credit Agreement totaled $209 million and were used primarily to retire amounts related to Northern Border Pipeline's existing bank loan agreements of $137.5 million and for construction expenditures related to The Chicago Project. Financing activities for 1997 also reflect a $24.3 million capital contribution from minority interest holders to Northern Border Pipeline. In 1996, net principal reductions on Northern Border Pipeline's bank loan agreements totaled $22.5 million.

Computer Systems and the Year 2000

   As a result of computer programs being written using two digits rather than four to define the applicable year, computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Partnership continues to assess and modify its computer systems to ensure they will operate properly in 2000. Management anticipates that resulting costs, which will be incurred over the next two years, will not have a material impact on the Partnership's financial position or results of operations.


Information Regarding Forward Looking Statements

   Statements in this Annual Report that are not historical information are forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements include the discussions under "Business-Demand for Transportation Capacity-The Chicago Project", "Business-Demand for
Transportation Capacity-Future Demand and Competition" and elsewhere regarding Northern Border Pipeline's efforts to pursue opportunities to further increase its capacity, the discussion under "Business-Shippers" regarding potential contract extensions, the discussion under "Market for the Registrant's Common Units and Related Security Holder Matters" regarding intentions to increase the quarterly cash distribution and the discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."
Although the Partnership believes that its expectations regarding future events are based on reasonable assumptions within the bounds of its knowledge of its business, it can give no assurance that its goals will be achieved or that its expectations regarding future developments will be realized. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include political and regulatory developments that impact FERC and state utility commission proceedings, Northern Border Pipeline's success in sustaining its positions in such proceedings or the success of intervenors in opposing Northern
Border Pipeline's positions, developments relating to the renewal of the pipeline right-of-way lease within the Fort Peck Indian Reservation and right-of-way grants involving allotted lands of the reservation, competitive developments by Canadian and U.S. natural gas transmission peers, political and regulatory developments in Canada and conditions of the capital markets and equity markets during the periods covered by the forward looking statements.

Item 8.  Financial Statements and Supplementary Data

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

Name                              Age             Positions

Executive Officers:
   Larry L. DeRoin                56        Chief Executive Officer
   Jerry L. Peters                40        Chief Financial and
                                            Accounting Officer

Members of Partnership Policy
   Committee and Partnership's
    representatives on Northern
    Border Management Committee:

   Larry L. DeRoin                56        Chairman of Partnership
     (Northern Plains)                      Policy Committee and
                                            Northern Border Management
                                            Committee
   George L. Mazanec              62        Member of Partnership Policy
     (Pan Border)                           Committee and Northern
                                            Border Management Committee
   Brian E. O'Neill               62        Member of Partnership Policy
     (Northwest Border)                     Committee and Northern
                                            Border Management Committee

Members of Audit
Committee:
   Daniel P. Whitty               66        Chairman of Audit Committee
   Gerald B. Smith                47        Member of Audit Committee

     Larry L. DeRoin was named Chief Executive Officer of the Partnership and Chairman of the Partnership Policy Committee in July 1993. Mr. DeRoin is the President of Northern Plains, an Enron subsidiary, having held that position since January 1985, and is a director of Northern Plains. He started his career with another Enron company, Northern Natural, in 1967 and has worked in several management positions, including President of Peoples Natural Gas Company, a former retail natural gas subsidiary of Enron. Mr. DeRoin has been a member of the Northern Border Management Committee since 1985 and has been Chairman since late 1988.

     George L. Mazanec was appointed to the Partnership Policy Committee in July 1993. Mr. Mazanec is an Advisor to the Chief Operating Officer of Duke Energy. From December 1993 to
December 1996, he was the Vice Chairman of the Board of Directors of PanEnergy Corp (PanEnergy), the predecessor to Duke Energy, and had been a director since December 1992. He is a director of Texas Eastern Products Pipeline Company, the general partner of TEPPCO Partners, L.P. From March 1991 to December 1993, he was Executive Vice President of PanEnergy. From 1989 to 1991, he was Group Vice President of PanEnergy and from 1987 to 1989, he was Senior Vice President of Texas Eastern Corporation and Texas Eastern Transmission Company. He is a director of National Fuel Gas Company, Associated Electric & Gas Insurance Services Limited and Northern Trust Bank of Texas. He is Chairman of the management committee of the Maritimes & Northeast Pipeline. He has served on the Northern Border Management Committee since 1991.

     Brian E. O'Neill was appointed to the Partnership Policy Committee in July 1993. Mr. O'Neill is President and Chairman of the Board of Williams Interstate Natural Gas Systems, Inc. He is President and Chief Executive Officer of Kern River Acquisition Corporation, Northwest Pipeline Corporation, Williams Western Pipeline Company, Williams Natural Gas Company, Transco and Texas Gas Transmission Corporation. He was elected to his position at Kern River Acquisition Corporation in 1996. He was elected to his position at Transco and Texas Gas Transmission Corporation in 1995. He was elected to his positions at Northwest Pipeline Corporation and Williams Western Pipeline Company effective January 1, 1994. He was elected President of Williams Natural Gas Company in 1988. He is a director of Daniel Industries, Inc. He has served on the Northern Border Management Committee since April 1993.

     Jerry L. Peters was named Chief Financial and Accounting Officer in July 1994. Mr. Peters has held several management positions with Northern Plains since 1985 and was elected Vice President of Finance for Northern Plains in July, 1994, and director of Northern Plains in August 1994. Prior to joining Northern Plains in 1985, Mr. Peters was employed as a Certified Public Accountant by KPMG Peat Marwick, LLP.

     Daniel P. Whitty was appointed to the Audit Committee in December 1993. Mr. Whitty is an independent financial consultant. He is a director of Enron Equity Corp. and of EOTT Energy Corp., both subsidiaries of Enron, and the latter of which is the general partner of EOTT Energy Partners, L.P. He has served as a member of the Board of Directors of Methodist Retirement Communities Inc., and a Trustee of the Methodist Retirement Trust. Mr. Whitty was a partner at Arthur Andersen & Co. until his retirement on January 31, 1988.

     Gerald B. Smith was appointed to the Audit Committee in April 1994. He is Chief Executive Officer and co-founder of Smith, Graham & Co., a fixed income investment management firm, which was founded in 1990. He is a director of Pennzoil Corp., Alliance Capital, Community Partners and First Interstate Bank of Texas, N.A. From 1988 to 1990, he served as Senior Vice President and Director of Fixed Income and Chairman of the Executive Committee of Underwood Neuhaus & Co.


Item 11.  Executive Compensation

     The following table summarizes certain information regarding compensation paid or accrued during each of Northern Plains' last three fiscal years to the executive officers of the Partnership
(the "Named Officers") for services performed in their capacities as executive officers of Northern Plains:

                                                  Summary Compensation Table
                                                                                                          All Other
                                  Annual Compensation                   Long-Term Compensation          Compensation
                                                       Other                    Securities
                                                       Annual      Restricted   Underlying      LTIP
                                                    Compensation     Stock       Options/     Payouts
Name & Position        Year    Salary      Bonus         (1)       Awards (2)    SARs (#)       (3)         (4)

Larry L. DeRoin        1997   $247,333   $200,000      $11,908       $  -         15,285     $      -     $   -
 Chief Executive       1996   $239,667   $144,000      $ 6,900       $  -         18,220     $ 56,250     $ 1,102
 Officer               1995   $235,000   $128,500      $ 8,294       $  -         14,550     $150,000     $   793

Jerry L. Peters        1997   $118,750   $ 47,500      $ 1,200       $  -          5,715     $      -     $   -
 Chief Financial and   1996   $114,525   $ 28,000      $     -       $  -          5,045     $      -     $   767
 Accounting Officer    1995   $104,900   $ 15,000      $     -       $  -          2,655     $      -     $   552

(1) Includes "Perquisites and Other Personal Benefits" if value is greater than the lesser of $50,000 or 10% of reported salary and bonus. Also, Enron maintains three deferral plans for key employees under which payment of base salary, annual bonus and long-term incentive awards may be deferred to a later specified date. Under the 1985 Deferral Plan, interest is credited on amounts deferred based on 150% of Moody's seasoned corporate bond yield index with a minimum rate of 12%, which for 1995 was 12.39%, for 1996 was the minimum rate of 12.0%, and for 1997 was the minimum rate of 12.0%. No interest has been reported as Other Annual Compensation under the 1985 Deferral Plan for the participating Named Officers because the crediting rates during 1995, 1996, and 1997 were 9.91%, 7.65%, and 8.15%, respectively, and did not exceed 120% of the long-term Applicable Federal Rate ("AFR") in effect in January, 1985 when the Deferral Plan was implemented. No interest has been reported as Other Annual Compensation under the 1992 Deferral Plan, as none of the named officers are participants in the Plan. Interest in excess of 120% of the December, 1993 long-term Applicable Federal Rate ("AFR") (7.29%) has been reported as Other Annual Compensation under the 1994 Deferral Plan during 1995 for the participating Named Officers. Beginning January 1, 1996, the 1994 Deferral Plan credits interest based on fund elections chosen by participants. Since earnings on deferred compensation invested in third-party investment vehicles, comparable to mutual funds, need not be reported, no interest has been reported as Other Annual Compensation under the 1994 Deferral Plan during 1996 and 1997. Other Annual Compensation also includes cash perquisite allowances.

(2) The Named Officers had no unreleased restricted stock holdings as of December 31, 1997.

(3) The amounts shown for 1995 and 1996 for Mr. DeRoin represent payouts made under Enron's Performance Unit Plan.

(4) The amounts shown include the value, as of year-end 1995 and 1996, of Enron Common Stock allocated during those years to employees' special subaccounts under Enron's Employee Stock
    Ownership Plan.

Stock Option Grants During 1997

     The following table sets forth information with respect to grants of stock options pursuant to Enron's stock plans to the Named Officers reflected in the Summary Compensation Table. No stock appreciation rights were granted during 1997.

                                   Individual Grants
                                       % of Total                                        Potential Realizable Value at
                           Options/    Options/SARs   Exercise                             Assumed Annual Rates of
                            SARs        Granted to    or Base                              Stock Price Appreciation
                           Granted     Employees in    Price     Expiration                   For Option Term (6)
Name                       (#) (1)     Fiscal Year    ($/Sh)        Date      0%(5)         5%                   10%

Larry L DeRoin             5,025 (2)      0.03%      $44.5000     01/21/02     $-     $       61,780       $       136,518
                          10,260 (3)      0.06%      $41.5625     12/31/04     $-     $      173,600       $       404,563
Jerry L. Peters            3,215 (2)      0.02%      $44.5000     01/21/02     $-     $       39,527       $        87,344
                           2,500 (4)      0.01%      $41.5625     12/31/07     $-     $       65,346       $       165,600

All Employee and
 Director Optionees   16,929,185 (7)       100%      $40.4740 (8)   N/A        $-     $  430,913,782 (9)   $ 1,092,020,126 (9)
All Stockholders             N/A           N/A            N/A       N/A        $-     $7,821,684,107 (9)   $19,821,683,169 (9)
Optionee Gain as %
of All Stockholders
Gain                         N/A           N/A            N/A       N/A        N/A          5.51%              5.51%

(1) If a "change of control" (as defined in the Enron Stock Plans) were to occur before the options become exercisable and are exercised, the vesting described below will be accelerated and all such outstanding options shall be surrendered and the optionee shall receive a cash payment by Enron in an amount equal to the value of the surrendered options (as defined in the Enron Stock Plans).

(2) Represents bonus stock options that are five year grants and became 100% vested on January 21, 1997.

(3) Represents stock options awarded under the Long-Term Incentive Program for 1998. Grants under this program are granted on the last trading day of the prior year, due to regulations under Section 162(m). Options are seven year grants and became 20% vested on the date of grant with an additional 20% vested on the anniversary of the date of grant until December 31, 2001.

(4) Represents stock options awarded to key employees below the Executive Compensation group. Options are ten year grants and became 20% vested on the date of grant with an additional 20% vested on the anniversary of the date of grant until December 31, 2001.

(5) An appreciation in stock price, which will benefit all stockholders, is required for optionees to receive any gain.
    A stock price appreciation of zero percent would render the option without value to the optionees.

(6) The dollar amounts under these columns represent the potential realizable value of each grant of options assuming that the market price of Common Stock appreciates in value from the date of grant at the 5% and 10% annual rates prescribed by the SEC and therefore are not intended to forecast possible future appreciation, if any, of the price of Common Stock.

(7) Includes shares issued on December 31, 1997 under the All
    Employee Stock Option Program to employees hired during 1997 including Portland General Corporation employees.

(8) Weighted average exercise price of all Enron stock options granted to employees in 1997.

(9) Appreciation for All Employee and Director Optionees is calculated using the maximum allowable option term of 10 years, even though in some cases the actual option term is less than 10 years. Appreciation for all stockholders is calculated using an assumed ten-year option term, the weighted average exercise price for All Employee and Director Optionees ($40.4740) and the number of shares of Common Stock issued and outstanding on December 31, 1997 excluding 3,958,072 shares held by the Enron Flexible Equity Trust.

Aggregated Stock Option/SAR Exercises During 1997 and Stock
Option/SAR Values as of December 31, 1997

     The following table sets forth information with respect to the Named Officers concerning the exercise of Enron SARs and options during the last fiscal year and unexercised Enron options and SARs held as of the end of the fiscal year:

                                               Number of Securities
                                              Underlying Unexercised         Value of Unexercised
                    Shares                       Options/SARs at             In-the-Money Options/
                  Acquired on     Value         December 31, 1997          SARs at December 31, 1997
Name              Exercise (#)   Realized   Exercisable   Unexercisable   Exercisable   Unexercisable

Larry L. DeRoin          -       $     -      133,878        24,622       $2,181,526      $ 83,650
Jerry L. Peters      1,100       $28,931       17,248         4,142       $  142,769      $ 15,399

Long-Term Incentive Plan - Awards in 1997

    The following table provides information concerning awards of performance units under Enron's Performance Unit Plan during 1997. Mr. Peters is not a participant in this plan. Grants are made at the beginning of each fiscal year and each unit is assigned a value of $1.00. The units are subject to a four-year performance period, at the end of which Enron's total stockholder return is compared to that of the 11 peer companies included in the Peer Group. At that time, the units are assigned a value ranging from $0 to $2.00 based on the rank of Enron's stockholder return within the Peer Group. To be valued at the maximum of $2.00, Enron must rank first, and to be valued at the target of $1.00, Enron must rank third. Regardless of Enron's rank, Enron's stockholder return must be above the return on 90-day U.S. Treasury Bills over the same performance period in order for any value to be assigned.

                  Number of Shares,    Performance or             Estimated Future Payouts
                   Units or Other     Other Period Until      Under Non-Stock Price-Based Plans
Name                  Rights (#)      Maturation Payout    Threshold ($)   Target ($)   Maximum ($)

Larry L. DeRoin        100,000            4 years             $ -           $100,000     $200,000

Retirement and Supplemental Benefit Plans

     Enron maintains the Enron Corp. Cash Balance Plan (the "Cash Balance Plan") which is a noncontributory defined benefit plan to provide retirement income for employees of Enron and its subsidiaries. Through December 31, 1994, participants in the Cash Balance Plan with five years or more of service were entitled to retirement benefits in the form of an annuity based on a formula that uses a percentage of final average pay and years of service. In 1995, Enron's Board of Directors adopted an amendment to and restatement of the Cash Balance Plan changing the plan's name from the Enron Corp. Retirement Plan to the Enron Corp. Cash Balance Plan. In connection with a change to the retirement benefit formula, all employees became fully vested in retirement benefits earned through December 31, 1994. The formula in place prior to January 1, 1995 was suspended and replaced with a benefit accrual in the form of a cash balance of 5% of annual base pay beginning January 1, 1996. Under the Cash Balance Plan, each employee's accrued benefit will be credited with interest based on ten-year Treasury Bond yields.

     Enron also maintains a noncontributory employee stock ownership plan (ESOP) which covers all eligible employees. Allocations to individual employees' retirement accounts within the ESOP offset a portion of benefits earned under the Cash Balance Plan. December 31, 1993, was the final date on which ESOP allocations were made to employees' retirement accounts.

     In addition, Enron has a Supplemental Retirement Plan that is designed to assure payments to certain employees of that retirement income that would be provided under the Cash Balance Plan except for the dollar limitation on accrued benefits imposed by the Internal Revenue Code of 1986, as amended, and a Pension Program for Deferral Plan Participants that provides supplemental retirement benefits equal to any reduction in benefits due to deferral of salary into Enron's Deferral Plan.

     The following table sets forth the estimated annual benefits payable under normal retirement at age 65, assuming current remuneration levels without any salary or bonus projections and participation until normal retirement at age 65, with respect to the named officers under the provisions of the foregoing retirement plans.

                        Estimated
            Current     Credited      Current        Estimated
            Credited    Years of    Compensation   Annual Benefit
            Years of    Service       Covered      Payable Upon
            Service     at Age 65     By Plans      Retirement

Mr. DeRoin    30.3        39.0        $250,000       $137,601
Mr. Peters    12.9        37.8        $123,600       $ 72,367

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


Item 12.   Security Ownership of Certain Beneficial
           Owners and Management

     The following table sets forth the beneficial ownership of the voting securities of the Partnership as of February 15, 1998 by the Partnership's executive officers, members of the Partnership Policy Committee and the Audit Committee and certain beneficial owners. Other than as set forth below, no person is known by the General Partners to own beneficially more than 5% of the voting securities.

                            Amount and Nature of Beneficial Ownership
                                Common Units        Subordinated Units
                             Number      Percent     Number    Percent
                            of Units1/   of Class   of Units   of Class

Larry L. DeRoin               10,000        *
Jerry L. Peters                1,300        *
George L. Mazanec              2,500        *
Brian E. O'Neill                   -
Daniel P. Whitty                   -
Gerald B. Smith                    -
The Williams Companies,                            1,123,500     17.5
Inc.2/
  One Williams Center
  Tulsa, OK  74101-3288
Enron Corp.2/                                      3,210,000     50.0
  1400 Smith Street
  Houston, TX   77002
Duke Energy Corp.2/                                2,086,500     32.5
  422 So. Church St.
  Charlotte, NC  88242-0001
______________

*  Less than 1%.
1/ All units involve sole voting and investment power.
2/ Indirect ownership through their subsidiaries.

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

     In addition, Northern Border Pipeline, in which the Partnership owns a 70% general partner interest, has extensive ongoing relationships with the General Partners and certain of their affiliates and with an affiliate of TransCanada. For example, Northern Plains, a General Partner and affiliate of Enron, has acted (since 1980), and will continue to act, as the operator of the Pipeline System including The Chicago Project pursuant to the terms of an Operating Agreement between Northern Plains and Northern Border Pipeline. In addition, as of March 1, 1998, (i) Enron Capital & Trade Resources Corp., an affiliate of Enron, is a transportation customer of Northern Border Pipeline, which is obligated to pay 2.4% of Northern Border Pipeline's annual cost of service; (ii) Northern Natural, an affiliate of Enron, provides a financial guaranty for a portion (300 MMCFD) of the transportation capacity held by PAGUS, which represents 17.2% of Northern Border Pipeline's annual cost of service; (iii) Duke Energy Trading and Market Services L.L.C., a joint venture affiliate of Duke Energy is the agent for the transportation contract with Mobil Natural Gas Inc. which is obligated to pay 1.8% of Northern Border Pipeline's annual cost of service; (iv) Panhandle Eastern Pipe Line Company, an affiliate of Duke Energy, provides a financial guaranty for a portion (150 MMCFD) of the transportation capacity held by PAGUS, which in turn represents 10.7% of Northern Border Pipeline's annual cost of service; (v) TransCanada Gas Services Inc. ("TransCanada Gas Services"), an affiliate of TransCanada, is a transportation customer of Northern Border Pipeline which is obligated to pay 7.2% of Northern Border Pipeline's annual cost of service pursuant to a transportation contract with Northern Border Pipeline wherein TransCanada Gas Services acts as the agent of its parent, TransCanada and (vi) Transco, an affiliate of Williams, is a transportation customer of Northern Border Pipeline which is obligated to pay 1.2% of Northern Border Pipeline's annual cost of service. In addition, Duke Energy Trading and Market Services L.L.C. and Cibola Energy Services Corporation, an affiliate of TransCanada are transportation customers under temporary releases from firm transportation shippers.

     The Partnership Policy Committee, whose members are appointed by the three General Partners, establishes the business policies of the Partnership, and each General Partner has a right to appoint a representative to the Northern Border Management Committee, each of which will vote a portion of the Partnership's voting interest on the Northern Border Management Committee. Certain conflicts of interest could arise as a result of the relationships among the General Partners, their respective parents and other affiliates, TransCanada, its affiliates, the Unitholders and Northern Border Pipeline. The directors and officers of Enron, Duke Energy, Williams and TransCanada have fiduciary duties to manage their respective companies, including their investments in their respective affiliates and subsidiaries, in a manner beneficial to their respective shareholders. In addition, (i) the members of the Partnership Policy Committee have a fiduciary duty to manage the Partnership in a manner beneficial to the Unitholders, (ii) the Partnership's representatives on the Northern Border Management Committee have a fiduciary duty to manage Northern Border Pipeline in a manner beneficial to the Partnership, and (iii) the Partnership has a fiduciary duty to the subsidiaries of TransCanada, as partners in Northern Border Pipeline, which duty is also owed by TransCanada to the Partnership. The Partnership Agreement contains provisions that allow the General Partners and the Partnership Policy Committee to take into account the interests of parties in addition to the Partnership in resolving conflicts of interest, thereby limiting their duties to the Partnership and the Unitholders, as well as provisions that may restrict the remedies available to Unitholders for actions taken that might, without such limitations, constitute breaches of duty. The Audit Committee will, at the request of a General Partner or a member of the Partnership Policy Committee, review conflicts of interest that may arise between such General Partner and its affiliates (or the member of the Partnership Policy Committee designated by it), on the one hand, and the Partnership or the Unitholders, on the other. In addition, with respect to the fiduciary duties owed by the Partnership and the subsidiaries of TransCanada to each other as partners in Northern Border Pipeline, (i) the fiduciary duty owed by the Partnership to such subsidiaries of TransCanada may restrict the ability of the Partnership Policy Committee to cause the Partnership to take certain actions that might be in the best interests of the Partnership, but in conflict with the fiduciary duty owed by the Partnership to such subsidiaries of TransCanada and (ii) the duty of the directors and officers of each of the parent companies of such subsidiaries of TransCanada to its shareholders may conflict with the duty owed by such subsidiaries of TransCanada to the Partnership as a partner in Northern Border Pipeline.

                             PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K


     (a)(1) and (2) Financial Statements and Financial Statement
     Schedules

     See "Index to Financial Statements" set forth on page F-1.

     (a)(3) Exhibits

      * 3.1 Form of Amended and Restated Agreement of Limited Partnership of Northern Border Partners, L.P. (Exhibit 3.1 No. 2 to the Partnership's Form S-1 Registration Statement, Registration No. 33-66158
               ("Form S-1")).
      *10.1 Form of Amended and Restated Agreement of Limited Partnership For Northern Border Intermediate Limited Partnership (Exhibit
               10.1 to Form S-1).
      *10.2 Northern Border Pipeline Company General Partnership Agreement between Northern
               Plains Natural Gas Company, Northwest
               Border Pipeline Company, Pan Border Gas
               Company, TransCanada Border Pipeline Ltd.
               and TransCan Northern Ltd., effective
               March 9, 1978, as amended (Exhibit 10.2
               to Form S-1).
      *10.3    Operating Agreement between Northern
               Border Pipeline Company and Northern
               Plains Natural Gas Company, dated
               February 28, 1980 (Exhibit 10.3 to Form S-1).
      *10.4    Administrative Services Agreement between
               NBP Services Corporation, Northern Border
               Partners, L.P. and Northern Border
               Intermediate Limited Partnership (Exhibit
               10.4 to Form S-1).
      *10.5 Amended and Restated Loan Agreement among Northern Border Pipeline Company, the
               Banks (as defined therein), Canadian
               Imperial Bank of Commerce, New York
               Agency and Bank of America National Trust
               & Savings Association, dated July 15,
               1992 (Exhibit 10.5 to Form S-1).
      *10.5.1  Letter Amendment to Amended and Restated
               Loan Agreement effective as of September
               21, 1993 (Exhibit 10.5.1 to the
               Partnership's Annual Report on Form 10-K for the year ended December 31, 1993
               ("1993 10-K")).
      *10.5.2  Letter Amendment to Amended and Restated
               Loan Agreement effective as of September
               9, 1994 (Exhibit 10.5.2 to the
               Partnership's Annual Report on Form 10-K for the year ended December 31, 1994
               ("1994 10-K")).
      *10.5.3  Letter Amendment to Amended and Restated
               Loan Agreement dated May 18, 1995
               (Exhibit 10.5.3 to the Partnership's
               Annual Report on Form 10-K for the year
               ended December 31, 1995 ("1995 10-K")).
      *10.6 Note Purchase Agreement between Northern Border Pipeline Company and the parties listed therein, dated July 15, 1992
               (Exhibit 10.6 to Form S-1).
      *10.6.1  Supplemental Agreement to the Note
               Purchase Agreement dated as of June 1,
               1995 (Exhibit 10.6.1 to 1995 10-K).
      *10.7    Consent and Agreement of the Partners
               among Northern Plains Natural Gas
               Company, Northwest Border Pipeline
               Company, Pan Border Gas Company,
               TransCanada Border PipeLine Ltd. and
               Canadian Imperial Bank of Commerce, New
               York Agency, dated February 28, 1990
               (Exhibit 10.7 to Form S-1).
      *10.8    Consent and Agreement of the Partners
               among TransCanada Border PipeLine Ltd.,
               TransCan Northern Ltd. and Canadian
               Imperial Bank of Commerce, New York
               Agency, dated April 19, 1991 (Exhibit
               10.8 to Form S-1).
      *10.9    Guaranty made by Panhandle Eastern
               Pipeline Company, dated October 31, 1992
               (Exhibit 10.9 to Form S-1).
      *10.10 Northern Border Pipeline Company U.S. Shippers Service Agreement between
               Northern Border Pipeline Company and
               Enron Gas Marketing, Inc., dated June 22,
               1990 (Exhibit 10.10 to Form S-1).
      *10.10.1 Amended Exhibit A to Northern Border
               Pipeline Company U.S. Shippers Service
               Agreement between Northern Border
               Pipeline Company and Enron Gas Marketing,
               Inc. (Exhibit 10.10.1 to 1993 10-K).
      *10.10.2 Amended Exhibit A to Northern Border
               Pipeline U.S. Shippers Service Agreement between Northern Border Pipeline Company and Enron Gas Marketing, Inc., effective November 1, 1994 (Exhibit 10.10.2 to 1994
               10-K).
      *10.10.3 Amended Exhibit A's to Northern Border
               Pipeline Company U.S. Shipper Service
               Agreement effective, August 1, 1995 and
               November 1, 1995 (Exhibit 10.10.3 to 1995
               10-K).
       10.10.4 Amended Exhibit A to Northern Border
               Pipeline Company U.S. Shipper Service
               Agreement effective April l, 1998.
      *10.11.1 Guaranty made by Northern Natural Gas
               Company, dated October 7, 1993 (Exhibit
               10.11.1 to 1993 10-K).
      *10.11.2 Guaranty made by Northern Natural Gas
               Company, dated October 7, 1993 (Exhibit
               10.11.2 to 1993 10-K).
      *10.12 Northern Border Pipeline Company U.S. Shippers Service Agreement between
               Northern Border Pipeline Company and
               Northern Natural Gas Company, dated
               August 25, 1988 (Exhibit 10.12 to Form S-1).
      *10.12.1 Amendment to Northern Border Pipeline
               Company U.S. Shippers Service Agreement
               effective October 1, 1993.  (Exhibit
               10.12.1 to 1993 10-K).
      *10.12.2 Amendment to Northern Border Pipeline
               Company U.S. Shippers Service Agreement
               terminating the Agreement as of November
               1, 1994 (Exhibit 10.12.2 to 1994 10-K).
      *10.13 Northern Border Pipeline Company U.S. Shippers Service Agreement between
               Northern Border Pipeline Company and
               Western Gas Marketing Limited, as agent
               for TransCanada PipeLines Limited, dated
               December 15, 1980 (Exhibit 10.13 to Form
               S-1).
      *10.13.1 Amendment to Northern Border Pipeline
               Company Service Agreement extending the
               term effective November 1, 1995 (Exhibit
               10.13.1 to 1995 10-K).
      *10.14 Form of Credit Agreement between Northern Border Partners, L.P., as borrower, and Northern Plains Natural Gas Company, Northwest Border Pipeline Company and Pan Border Gas Company, as lenders (Exhibit
               10.14 to Form S-1).
      *10.15   Form of Seventh Supplement Amending
               Northern Border Pipeline Company General
               Partnership Agreement (Exhibit 10.15 to
               Form S-1).
      *10.16 Form of Conveyance, Contribution and Assumption Agreement among Northern
               Plains Natural Gas Company, Northwest
               Border Pipeline Company, Pan Border Gas
               Company, Northern Border Partners, L.P., and Northern Border Intermediate Limited Partnership (Exhibit 10.16 to Form S-1).
      *10.17 Northern Border Pipeline Company U.S. Shippers Service Agreement between
               Northern Border Pipeline Company and
               Transcontinental Gas Pipe Line
               Corporation, dated July 14, 1983, with
               Amended Exhibit A effective February 11,
               1994 (Exhibit 10.17 to 1995 10-K).
      *10.18 Northern Border Pipeline Company U.S. Shippers Service Agreement dated August
               30, 1991 between Northern Border Pipeline
               Company and Mobil Natural Gas, Inc., with
               Amended Exhibit A effective April 29,
               1994 and designation of agent effective
               August 1, 1996 (Exhibit 10-18 to the
               Partnership's Annual Report on Form 10-K for the year ended December 31, 1996).
      *10.19 Form of Credit Agreement among Northern Border Pipeline Company, The First
               National Bank of Chicago, as
               Administrative Agent, The First National
               Bank of Chicago, Royal Bank of Canada,
               and Bank of America National Trust and
               Savings Association, as Syndication
               Agents, First Chicago Capital Markets,
               Inc., Royal Bank of Canada, and
               BancAmerica Securities, Inc, as Joint
               Arrangers and Lenders (as defined
               therein) dated as of June 16, 1997
               (Exhibit 10(c) to Amendment No. 1 to Form
               S-3, Registration Statement No. 333-40601
               ("Form S-3")).
      *10.20 Form of Credit Agreement among Northern Border Partners, L.P., Canadian Imperial
               Bank of Commerce, as Agent and Lenders
               (as defined therein) dated as of November
               6, 1997 (Exhibit 10(d) to Amendment No. 1 to Form S-3).
       10.21 Northern Border Pipeline Company U.S. Shippers Service Agreement between
               Northern Border Pipeline Company and
               Enron Capital & Trade Resources Corp.
               dated October 15, 1997.
       10.22 Northern Border Pipeline Company U.S. Shippers Service Agreement between
               Northern Border Pipeline Company and
               Enron Capital & Trade Resources Corp.
               dated October 15, 1997.
       10.23 Northern Border Pipeline Company U.S. Shippers Service Agreement between
               Northern Border Pipeline Company and
               PanEnergy Trading and Market Services,
               L.L.C., now known as Duke Trading and
               Market Services L.L.C., dated August 14,
               1997.
       10.24 Northern Border Pipeline Company U.S. Shippers Service Agreement between
               Northern Border Pipeline Company and
               PanEnergy Trading and Market Services,
               L.L.C., now known as Duke Trading and
               Market Services L.L.C., dated August 14,
               1997.
       10.25 Northern Border Pipeline Company U.S. Shippers Service Agreement between
               Northern Border Pipeline Company and
               Enron Capital & Trade Resources Corp.
               dated August 5, 1997 with Amendment dated
               September 25, 1997.
       10.26 Northern Border Pipeline Company U.S. Shippers Service Agreement between
               Northern Border Pipeline Company and
               Enron Capital & Trade Resources Corp.
               dated August 5, 1997.
       10.27 Northern Border Pipeline Company U.S. Shippers Service Agreement between
               Northern Border Pipeline Company and
               TransCanada Gas Services Inc., as agent
               for TransCanada PipeLines Limited dated
               August 5, 1997.
       10.28 Northern Border Pipeline Company U.S. Shippers Service Agreement between
               Northern Border Pipeline Company and
               TransCanada Gas Services Inc., as agent
               for TransCanada PipeLines Limited dated
               August 14, 1997.
       21      The subsidiaries of Northern Border
               Partners, L.P. are Northern Border
               Intermediate Limited Partnership,
               Northern Border Pipeline Company, Black
               Mesa Holdings, Inc., Black Mesa Pipeline,
               Inc., Black Mesa Pipeline Operations
               L.L.C., and Williams Technologies, Inc.
       23.01   Consent of Arthur Andersen LLP.

      __________
     *Indicates exhibits incorporated by reference as indicated; all other exhibits are filed herewith.

     (b)Reports
       No reports on Form 8-K were filed by the Partnership during the last quarter of 1997.

                         SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March, 1998.


                              NORTHERN BORDER PARTNERS, L.P.
                              (A Delaware Limited Partnership)




                              By:  LARRY L. DEROIN
                                   Larry L. DeRoin
                                   Chief Executive Officer



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

     Signature                  Title                       Date



   LARRY L. DEROIN       Chief Executive Officer and     March 27, 1998
   Larry L. DeRoin       Chairman of the Partnership
                         Policy Committee
                         (Principal Executive Officer)



   GEORGE L. MAZANEC     Member of Partnership Policy    March 27, 1998
   George L. Mazanec     Committee



   BRIAN E. O'NEILL      Member of Partnership Policy    March 27, 1998
   Brian E. O'Neill      Committee



   JERRY L. PETERS       Chief Financial and             March 27, 1998
   Jerry L. Peters       Accounting Officer

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                  INDEX TO FINANCIAL STATEMENTS

                                                     Page No.

Consolidated Financial Statements

   Report of Independent Public Accountants                     F-2
   Consolidated Balance Sheet - December 31, 1997 and 1996      F-3
   Consolidated Statement of Income - Years Ended               F-4
    December 31, 1997, 1996 and 1995
   Consolidated Statement of Cash Flows - Years Ended           F-5
    December 31, 1997, 1996 and 1995
   Consolidated Statement of Changes in Partners' Capital -     F-6
    Years Ended December 31, 1997, 1996 and 1995
   Notes  to Consolidated Financial Statements                  F-7 through
                                                                F-17

Financial Statements Schedule

   Report of Independent Public Accountants on Schedule         S-1
   Schedule II - Valuation and Qualifying Accounts              S-2

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Northern Border Partners, L.P.:

We have audited the accompanying consolidated balance sheets of Northern Border Partners, L.P., a Delaware limited partnership, and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, cash flows and changes in partners' capital for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northern Border Partners, L.P. and Subsidiaries as of December
31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended
December 31, 1997, in conformity with generally accepted accounting principles.


                                        ARTHUR ANDERSEN LLP

Omaha, Nebraska,
  January 26, 1998

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET

                         (In Thousands)

                                              December 31,
ASSETS                                      1997        1996

CURRENT ASSETS
 Cash and cash equivalents               $  106,757  $   41,390
 Accounts receivable                         18,139      16,907
 Related party receivables                    1,780       2,364
 Materials and supplies, at cost              4,458       4,128

   Total current assets                     131,134      64,789

TRANSMISSION PLANT
 Property, plant and equipment            1,749,862   1,513,116
 Less: Accumulated provision for
   depreciation and amortization            631,498     575,257

   Net property, plant and equipment      1,118,364     937,859

OTHER ASSETS                                 17,419      13,836

   Total assets                          $1,266,917  $1,016,484

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
 Current maturities of long-term debt    $    2,523  $   17,500
 Note payable                                    --      10,000
 Accounts payable                            64,668       3,463
 Accrued taxes other than income             20,508      20,968
 Accrued interest                            10,766      10,353
 Over recovered cost of service               4,601       4,236
 Accumulated provision for billings
   subject to refund                             --      12,227

   Total current liabilities                103,066      78,747

LONG-TERM DEBT, net of current maturities   478,832     360,000

MINORITY INTERESTS IN PARTNERS' CAPITAL     174,424     158,089

RESERVES AND DEFERRED CREDITS                 9,867       9,062

COMMITMENTS AND CONTINGENCIES (NOTE 7)

PARTNERS' CAPITAL
 General Partners                            10,015       8,212
 Common Units                               394,587     303,777
 Subordinated Units                          96,126      98,597

   Total partners' capital                  500,728     410,586

   Total liabilities and partners'
    capital                              $1,266,917  $1,016,484


The accompanying notes are an integral part of these consolidated financial statements.

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF INCOME

             (In Thousands, Except Per Unit Amounts)



                                      Year Ended December 31,
                                     1997       1996      1995

OPERATING REVENUE                  $198,574   $201,943  $206,497

OPERATING EXPENSES
 Operations and maintenance          37,418     28,366    26,730
 Depreciation and amortization       40,172     46,979    47,081
 Taxes other than income             22,836     24,390    23,886

   Operating expenses               100,426     99,735    97,697

OPERATING INCOME                     98,148    102,208   108,800

INTEREST EXPENSE                     34,520     33,117    35,205

OTHER INCOME
 Other income, net                    6,589      2,504       379
 Allowance for borrowed funds used
   during construction                3,660        447        99
 Allowance for equity funds used
   during construction                1,400        396        90

    Other income                     11,649      3,347       568

MINORITY INTERESTS IN NET INCOME     22,253    22,153     22,360

NET INCOME TO PARTNERS             $ 53,024   $ 50,285  $ 51,803

NET INCOME PER UNIT                $   1.97   $   1.88  $   1.94

NUMBER OF UNITS USED IN
 COMPUTATION                         26,392     26,200    26,200



The accompanying notes are an integral part of these consolidated financial statements.

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF CASH FLOWS

                         (In Thousands)


                                                    Year Ended December 31,
                                                  1997        1996       1995

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income to partners                        $  53,024   $  50,285   $  51,803

 Adjustments to reconcile net income to
 partners to net cash provided by
 operating activities:
   Depreciation and amortization                  40,179      47,010      47,083
   Minority interests in net income               22,253      22,153      22,360
   Provision for billings subject to refund       40,403      12,227          --
   Refunds to shippers                           (52,630)         --          --
   Changes in other current assets
    and liabilities                               17,101       7,749        (975)
   Other                                            (709)     (1,890)      6,807

      Total adjustments                           66,597      87,249      75,275
   Net cash provided by operating activities     119,621     137,534     127,078

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures for property, plant
   and equipment, net                           (152,658)    (18,597)     (8,411)
 Acquisition and consolidation of businesses       3,374          --          --
 Other                                              (586)     (4,796)         --

   Net cash used in investing activities        (149,870)    (23,393)     (8,411)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash distributions
   Common units                                  (43,654)    (43,516)    (43,516)
   Subordinated units                            (14,124)    (14,124)    (14,124)
   General partners                               (1,179)     (1,176)     (1,176)
   Minority Interests                            (30,080)    (30,853)    (29,555)
 Contributions received from
   Minority Interests                             24,300          --          --
 Issuance of partnership interests, net           90,987          --          --
 Issuance of long-term debt                      209,000          --          --
 Long-term debt financing costs                     (969)         --          --
 Retirement of long-term debt                   (128,665)    (32,500)    (35,000)
 Borrowings on (repayment of) note payable       (10,000)     10,000          --

   Net cash provided by (used in)
    financing activities                          95,616    (112,169)   (123,371)

NET CHANGE IN CASH AND CASH EQUIVALENTS           65,367       1,972      (4,704)

Cash and cash equivalents-beginning of period     41,390      39,418      44,122
Cash and cash equivalents-end of period        $ 106,757   $  41,390   $  39,418


The accompanying notes are an integral part of these consolidated financial statements.

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

     CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                         (In Thousands)


                                                                              Total
                                         General    Common    Subordinated   Partners'
                                         Partners    Units       Units       Capital

Partners' Capital at December 31, 1994   $ 8,522   $315,278     $102,330     $426,130

Net income to partners                     1,036     38,327       12,440       51,803

Distributions paid                        (1,176)   (43,516)     (14,124)     (58,816)

Partners' Capital at December 31, 1995     8,382    310,089      100,646      419,117

Net income to partners                     1,006     37,204       12,075       50,285

Distributions paid                        (1,176)   (43,516)     (14,124)     (58,816)

Partners' Capital at December 31, 1996     8,212    303,777       98,597      410,586

Net income to partners                     1,061     39,331       12,632       53,024

Issuance of partnership interests, net     1,921     95,133         (979)      96,075

Distributions paid                        (1,179)   (43,654)     (14,124)     (58,957)

Partners' Capital at December 31, 1997   $10,015   $394,587     $ 96,126     $500,728



The accompanying notes are an integral part of these consolidated financial statements.

           NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION AND MANAGEMENT

    Northern Border Partners, L.P., through a subsidiary limited partnership, Northern Border Intermediate Limited Partnership, collectively referred to herein as the Partnership, a Delaware limited partnership, owns a 70% general partner interest in Northern Border Pipeline Company (Northern Border Pipeline). The remaining 30% general partner interests in Northern Border Pipeline are owned by TransCanada Border PipeLine Ltd. (6%) and TransCan Northern Ltd. (24%) (collectively TransCanada), both of which are wholly-owned subsidiaries of TransCanada PipeLines Limited. At December 31, 1997, Black Mesa Holdings, Inc. and Black Mesa Pipeline Operations, L.L.C. (collectively Black
    Mesa) and Williams Technologies, Inc. (WTI) are wholly-owned subsidiaries of the Partnership (see Note 3).

    Northern Plains Natural Gas Company (Northern Plains), a wholly-owned subsidiary of Enron Corp. (Enron), Pan Border Gas Company (Pan Border), a wholly-owned subsidiary of Duke Energy Corporation (Duke Energy), and Northwest Border Pipeline
    Company (Northwest Border), a wholly-owned subsidiary of The Williams Companies, Inc. serve as the General Partners of the Partnership and collectively own a 2% general partner interest in the Partnership. The General Partners or their affiliates also own Subordinated Units representing, in the aggregate, an effective 21.6% limited partner interest in the Partnership at December 31, 1997.

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

    Northern Border Pipeline is a general partnership, formed March 9, 1978, pursuant to the Texas Uniform Partnership Act. The pipeline system owned by Northern Border Pipeline is a 969-mile natural gas transmission line extending from the United States-Canadian border near Port of Morgan, Montana, to a terminus near Harper, Iowa, where it interconnects with the pipeline system of Natural Gas Pipeline Company of America (NGPL).

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

    The Northern Border Pipeline partnership agreement provides that distributions to Northern Border Pipeline's partners are to be made on a pro rata basis according to each partner's capital account balance. The Northern Border Pipeline Management Committee determines the amount and timing of such distributions. Any changes to, or suspension of, the cash distribution policy of Northern Border Pipeline requires the unanimous approval of the Northern Border Pipeline Management Committee.

    Black Mesa, through its wholly-owned subsidiary, Black Mesa Pipeline Company, owns a 273-mile, 18-inch diameter coal slurry pipeline that originates at a coal mine in Kayenta, Arizona and ends at the 1,500 megawatt Mohave Power Station located in Laughlin, Nevada. WTI, a leading consultant in slurry pipeline technology, is the operator of Black Mesa, pursuant to a management agreement.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A) Principles of Consolidation and Use of Estimates

        The consolidated financial statements include the assets, liabilities and results of operations of the Partnership and its majority-owned subsidiaries. The Partnership operates through a subsidiary limited partnership of which the Partnership is the sole limited partner and the General Partners are the sole general partners. The 30% ownership of Northern Border Pipeline by TransCanada is accounted for as a minority interest. All significant intercompany items have been eliminated in consolidation.

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

    (C) Revenue Recognition

        Northern Border Pipeline bills the cost of service on an estimated basis for a six-month cycle. Any net excess or deficiency resulting from the comparison of the cost of service determined for that period in accordance with the FERC tariff (incurred cost of service) to the estimated billing is accumulated, including carrying charges thereon, and is either billed to or credited back to the shippers. Revenues reflect incurred cost of service. An amount equal to differences between billing estimates and the incurred cost of service, including carrying charges, is reflected in current assets or current liabilities.

    (D) Cash and Cash Equivalents

        Cash equivalents consist of highly liquid investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these investments.

    (E) Income Taxes

        Income taxes are the responsibility of the partners and are not reflected in these financial statements. However, the Northern Border Pipeline tariff establishes the method of accounting for and calculating income taxes and requires Northern Border Pipeline to reflect in its cost of service the income taxes which would have been paid or accrued if Northern Border Pipeline were organized during the period as a corporation. As a result, for purposes of calculating the return allowed by the FERC, partners' capital and rate base are reduced by the amount equivalent to the net accumulated deferred income taxes. Such amounts were $300.0 million and $306.7 million as of December 31, 1997 and 1996, respectively, and are primarily related to accelerated depreciation and other plant-related differences.

    (F) Property, Plant and Equipment and Related Depreciation and Amortization

        Property, plant and equipment is stated at original cost. Balances at December 31, 1997 and 1996 include construction work in progress of approximately $211.4 million and $19.6 million, respectively. Approximately $197.9 million and $16.8 million of construction work in progress at December 31, 1997 and 1996, respectively, represents project-to-date costs on Northern Border Pipeline's expansion and extension of its pipeline from its current terminus near Harper, Iowa to a point near Manhattan, Illinois (The Chicago Project) (see Note 7). At December 31, 1997, approximately $44.2 million of project costs incurred but not paid for The Chicago Project were recorded in accounts payable and property, plant and equipment on the consolidated balance sheet and were excluded from the changes in other current assets and liabilities and capital expenditures for property, plant and equipment, net on the consolidated statement of cash flows.

        Maintenance and repairs are charged to operations in the period incurred. The provision for depreciation and amortization of Northern Border Pipeline's transmission line is an integral part of its FERC tariff and levelized cost of service. The effective depreciation rate applied to Northern Border Pipeline's gross transmission plant in 1997, 1996 and 1995 was 2.5%, 3.1% and 3.1%, respectively
        (see Note 7). Composite rates are applied to all other functional groups of property having similar economic characteristics.

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

3.  ACQUISITIONS

    On May 31, 1997, the Partnership exchanged 125,357 Common Units for all of the outstanding common stock of WTI. In addition to being the operator of Black Mesa, WTI has an 11.25% ownership position in Black Mesa.

    Effective with the acquisition of WTI, which was recorded using the purchase method of accounting, the Partnership increased its ownership position in Black Mesa from the 60.5% acquired in 1996 to 71.75% and began to reflect Black Mesa, including Black Mesa's minority ownership interests, in the Partnership's consolidated financial statements. Prior to this time, the Partnership's investment in Black Mesa was accounted for using the equity method. On December 29, 1997, the Partnership acquired the remaining minority ownership interest in Black Mesa through the exchange of 46,956 Common Units and cash. The following is a summary of the effects of the acquisition of WTI and consolidation of Black Mesa on the Partnership's consolidated financial position (amounts in thousands):

          Cash                                 $ 3,374
          Net property, plant and equipment     18,350
          Other current and noncurrent assets   10,159
          Long-term debt, including
            current maturities                 (23,520)
          Other liabilities                     (3,090)
          Minority interests                      (185)
          Common Units                         $ 5,088

4.  SHIPPER SERVICE AGREEMENTS

    Operating revenues are collected pursuant to the FERC tariff which directs that Northern Border Pipeline collect its cost of service through firm transportation service agreements (firm service agreements). Northern Border Pipeline's FERC tariff provides an opportunity to recover all operations and maintenance costs of the pipeline, taxes other than income taxes, interest, depreciation and amortization, an allowance for income taxes and a regulated equity return. Billings for the firm service agreements are based on contracted volumes to determine the allocable share of the cost of service and are not dependent upon the percentage of available capacity actually used.

    Northern Border Pipeline's firm service agreements, including firm service agreements applicable to The Chicago Project, extend for various terms with termination dates that range from October 2001 to October 2013. Northern Border Pipeline also has interruptible service contracts with numerous other shippers as a result of its self-implementing blanket transportation authority. Revenues received from the interruptible service contracts are credited to the cost of service reducing the billings for the firm service agreements.

    At December 31, 1997, Northern Border Pipeline's largest shipper, Pan-Alberta Gas (U.S.) Inc. (PAGUS), was obligated for approximately 49.0% of the cost of service through its firm service agreements which expire in October 2001. Operating revenues from the PAGUS firm service agreements and interruptible service contracts for the years ended December 31, 1997, 1996 and 1995 were $86.8 million, $95.7 million and
    $99.9 million, respectively. Northern Natural Gas Company (Northern), a wholly-owned subsidiary of Enron, and Panhandle Eastern Pipe Line Company (Panhandle), a wholly-owned subsidiary of Duke Energy, have executed financial guarantees representing 17.2% and 10.7%, respectively, of the total cost of service related to the contracted capacity of PAGUS. The remaining cost of service obligation of PAGUS is supported by various credit support arrangements, including among others, a letter of credit, an escrow account and an upstream capacity transfer agreement. After The Chicago Project is placed in-service, PAGUS is obligated for approximately 29.9% of the cost of service and the financial guarantees related to the PAGUS contracted capacity by Northern and Panhandle will represent 10.5% and 6.5%, respectively, of the total cost of service.

    Shippers affiliated with the partners of Northern Border Pipeline have firm service agreements representing approximately 12.6% of the cost of service at December 31, 1997. These firm service agreements extend for various terms with termination dates that range from October 2003 to December 2008. Operating revenues from the affiliated firm service agreements and interruptible service contracts for the years ended December 31, 1997, 1996 and 1995 were $20.2 million, $21.4 million and $18.8 million, respectively.

    Black Mesa's operating revenue is derived from a pipeline transportation agreement (Pipeline Agreement) with the coal supplier for the Mohave Power Station that expires in December 2005. The pipeline is the sole source of fuel for the Mohave plant. Under the terms of the Pipeline Agreement, the pipeline receives a monthly demand payment, a per ton commodity payment and a reimbursement for certain other expenses.

5.  CREDIT FACILITIES, SHORT-TERM BORROWINGS AND LONG-TERM DEBT

    Detailed information on short-term borrowings and long-term debt is as follows:

                                                    December 31,
    (In thousands)                                 1997       1996

    Northern Border Pipeline
     Senior notes - average 8.43%,
        due from 2000 to 2003                    $250,000   $250,000
     1996 one-year revolving credit
        facility - average 5.95% and
        5.94% in 1997 and 1996, respectively           --     10,000
     Pipeline Credit Agreement
        Five-year revolving credit facility       127,500         --
        Three-year revolving credit facility       81,500         --
     Amended bank loan agreement due 1999              --    127,500
    Black Mesa
     10.7% Note agreement,
       due quarterly to 2004                       22,355         --
    Total                                         481,355    387,500
    Less: Current maturities of long-term debt      2,523     17,500
          Amount classified as note payable            --     10,000
    Long-term debt                               $478,832   $360,000

    In June 1997, Northern Border Pipeline entered into a credit agreement (Pipeline Credit Agreement) with certain financial institutions to borrow up to an aggregate principal amount of $750 million. The Pipeline Credit Agreement is comprised of a $200 million five-year revolving credit facility to be used for the retirement of Northern Border Pipeline's existing bank loan agreement and for general business purposes, and a $550 million three-year revolving credit facility to be used for the construction of The Chicago Project. The three-year revolving credit facility may be converted to a term loan maturing in June 2002 once The Chicago Project has been placed in service and certain other conditions are met. The Pipeline Credit Agreement permits Northern Border Pipeline to choose among various interest rate options, to specify the portion of the borrowings to be covered by specific interest rate options and to specify the interest rate period, subject to certain parameters. Northern Border Pipeline is required to pay a facility fee on the aggregate principal amount of $750 million.

    At both December 31, 1997 and 1996, Northern Border Pipeline had outstanding interest rate swap agreements with notional amounts of $90 million. Under the agreements, which have a remaining average maturity of approximately two years as of December 31, 1997, Northern Border Pipeline makes payments to counterparties at fixed rates and in return receives payments at variable rates based on the London Interbank Offered Rate. At both December 31, 1997 and 1996, Northern Border Pipeline was in a payable position relative to its counterparties. The average effective interest rate of Northern Border Pipeline's variable rate debt, taking into consideration the interest rate swap agreements, was 7.09% and 7.32% at December 31, 1997 and 1996, respectively.

    In November 1997, the Partnership entered into a credit agreement (Partnership Credit Agreement) with certain financial institutions to borrow up to an aggregate principal amount of $175 million under a revolving credit facility. The Partnership Credit Agreement is to be used for interim funding of the Partnership's required capital contributions to Northern Border Pipeline for construction of The Chicago Project. The amount available under the Partnership Credit Agreement is reduced to the extent the Partnership issues additional limited partner interests to fund the Partnership's required capital contributions for The Chicago Project in excess of $25 million. The public offering of Common Units discussed in Note 6 reduced the amount available under the Partnership Credit Agreement to $111 million at December 31, 1997. After The Chicago Project has been placed in service, the Partnership Credit Agreement allows the Partnership to borrow any undrawn amounts up to an aggregate principal amount of $40 million for general business purposes. The maturity date of the Partnership Credit
    Agreement will be November 2000 if Northern Border Pipeline converts the $550 million three-year revolving credit facility to a term loan; otherwise the maturity date is June 2000. The Partnership Credit Agreement permits the Partnership to choose among various interest rate options, to specify the portion of the borrowings to be covered by specific interest rate options and to specify the interest rate period, subject to certain parameters. The Partnership is required to pay a commitment fee on the aggregate undrawn principal amount under the facility. At December 31, 1997, the Partnership had not borrowed on the Partnership Credit Agreement.

    Interest paid, net of amounts capitalized, during the years ended December 31, 1997, 1996 and 1995 was $31.6 million, $31.9 million and $34.3 million, respectively.

    Aggregate repayments of long-term debt required for the next five years are as follows: $3 million, $3 million, $151 million, $44 million and $209 million for 1998, 1999, 2000, 2001 and 2002, respectively.

    Certain of Northern Border Pipeline's long-term debt and credit arrangements contain requirements as to the maintenance of minimum partners' capital and debt to capitalization ratios which restrict the incurrence of other indebtedness by Northern Border Pipeline and also place certain restrictions on distributions to the partners of Northern Border Pipeline. Under the most restrictive of the covenants, as of December 31, 1997 and 1996, respectively, $81 million and $27 million of partners' capital of Northern Border Pipeline could be distributed. The Partnership Credit Agreement restricts incurrence of senior indebtedness by the Partnership and requires the maintenance of a ratio of debt to total capital, excluding the debt of consolidated subsidiaries, of no more than 35 percent. Black Mesa's note agreement is secured by the common stock of Black Mesa and by a guarantee by the Partnership of up to $1.0 million. In addition, the note agreement requires Black Mesa to maintain a deposit of $2.0 million, invested in Treasury bills, in escrow until the debt is retired, which is reflected in other assets on the consolidated balance sheet at December 31, 1997.

    The following estimated fair values of financial instruments represent the amount at which each instrument could be exchanged in a current transaction between willing parties. Based on quoted market prices for similar issues with similar terms and remaining maturities, the estimated fair value of the senior notes was approximately $276 million and $271 million at December 31, 1997 and 1996, respectively, and the estimated fair value of the Black Mesa note agreement was approximately $25 million at December 31, 1997. At December 31, 1997 and 1996, the estimated fair value which would be payable to terminate the interest rate swap agreements, taking into account current interest rates, was approximately $3 million and $4 million, respectively. The Partnership presently intends to maintain the current schedule of maturities for the senior notes, the Black Mesa note agreement and the interest rate swap agreements that will result in no gains or losses on their respective repayment. The carrying value of the Pipeline Credit Agreement approximates the fair value since the interest rates are periodically adjusted to current market conditions.

6.  PARTNERS' CAPITAL

    At December 31, 1997, partners' capital consisted of 22,702,313 Common Units representing an effective 76.4% limited partner interest in the Partnership; 6,420,000 Subordinated Units representing an effective 21.6% limited partner interest in the Partnership; and a 2% general partner interest. At December 31, 1996, partners' capital consisted of 19,780,000 Common Units representing an effective 74% limited partner interest in the Partnership; 6,420,000 Subordinated Units representing an effective 24% limited partner interest in the Partnership; and a 2% general partner interest. In December 1997, the Partnership sold, through an underwritten public offering, 2,750,000 Common Units. In conjunction with the issuance of the additional Common Units, the Partnership's general partners made capital contributions to the Partnership to maintain a 2% general partner interest in accordance with the partnership agreements. The net proceeds, of the public offering and the general partners' capital contributions, of approximately $90.9 million will be used by the Partnership to fund a portion of the capital contributions to Northern Border Pipeline for construction of The Chicago Project. As part of the underwritten public offering, the Partnership granted the underwriters an over-allotment option to purchase a limited number of additional Common Units. This option was exercised on January 5, 1998 (see Note 11).

    The Partnership Policy Committee may cause the Partnership to issue additional Common Units or other partner interests. However, as of December 31, 1997, the Partnership may not issue more than an additional 14.5 million Common Units (17.2 million Common Units as of December 31, 1996) or equivalent other partner interests, while the Subordinated Units have not been converted or are still outstanding, without the approval of the holders of at least a majority of the outstanding Common Units (excluding Common Units, if any, held by the General Partners and their affiliates). Under the partnership agreement, the Subordinated Units may not be converted to Common Units prior to January 1, 1999, and only after cumulative capital expenditures by the Partnership subsequent to October 1, 1993, equal or exceed $248 million and the Partnership has distributed the minimum quarterly distribution on all Common and Subordinated Units for each of the eight consecutive preceding calendar quarters.

    The Partnership will make distributions to its partners with respect to each calendar quarter in an amount equal to 100% of its Available Cash. "Available Cash" generally consists of all of the cash receipts of the Partnership adjusted for its cash disbursements and net changes to cash reserves. Available Cash will generally be distributed 98% to the Unitholders and 2% to the General Partners. The holders of Units are entitled to receive the minimum quarterly distribution of $0.55 per Unit per quarter if and to the extent there is sufficient Available
    Cash. Distributions of Available Cash to the holders of Subordinated Units are subject, while the Subordinated Units remain outstanding, to the rights of the holders of the Common Units to receive the minimum quarterly distribution. Partnership income is allocated to the General Partners, Common
    Unitholders and Subordinated Unitholders in accordance with their respective partnership percentages, after giving effect to any priority income allocations for incentive distributions that are allocated 100% to the General Partners. As an incentive, the General Partners' percentage interest in quarterly distributions is increased after certain specified target levels are met. At the time the quarterly distributions exceed $0.605 per Unit, the General Partners receive 15% of the excess. As the quarterly distributions are increased above
    $0.715 per Unit, the General Partners receive increasing percentages in excess of the targets reaching a maximum of 50% of the excess of the highest target level.

7.  COMMITMENTS AND CONTINGENCIES

    Regulatory Proceedings

    In January 1998, Northern Border Pipeline filed an application with the FERC to acquire the linepack gas required to operate the pipeline from the shippers and to provide the linepack gas in the future for its operations. The estimated value of the linepack gas, including the linepack gas attributable to the pipeline extension for The Chicago Project, is $12.5 million. Northern Border Pipeline has proposed that the cost of the linepack gas be included in its rate base.

    In August 1997, Northern Border Pipeline received FERC approval of the Stipulation and Agreement (Stipulation) filed on October 15, 1996 to settle its November 1995 rate case. Northern Border Pipeline filed the rate case, in compliance with its FERC tariff, for the determination of its allowed equity rate of return and was permitted, pursuant to a December 1995 FERC order, to begin collecting the requested increase in the equity rate of return effective June 1, 1996, subject to refund. In accordance with the terms of the Stipulation, Northern Border Pipeline's allowed equity rate of return was reduced from the requested 14.25% to 12.75% for the period June 1, 1996 to September 30, 1996 and to 12% thereafter. Additionally, the Stipulation reduced the effective depreciation rate applied to Northern Border Pipeline's gross transmission plant from 3.6% to 2.7% for the period June 1, 1996 to December 31, 1996, which resulted in an average effective depreciation rate of 3.1% for the year ended December 31, 1996. Beginning January 1, 1997, the depreciation rate was reduced to 2.5%. In October 1997, Northern Border Pipeline used a combination of cash on hand and borrowings on a revolving credit facility to pay refunds to its shippers of approximately $52.6 million.

    In August 1997, the FERC issued a certificate of public convenience and necessity authorizing Northern Border Pipeline to construct and operate facilities, as filed for in a September 1996 application with the FERC for The Chicago
    Project. Northern Border Pipeline has accepted the certificate and construction is proceeding. NGPL had filed in the United States Court of Appeals for the District of Columbia a petition for review of the August order issued by the FERC that has been dismissed. The Chicago Project pipeline facilities consist of 243 miles of pipeline and 147 miles of pipeline loop. Compression facilities for The Chicago Project involve the installation of 228,500 compressor horsepower at eight new compressor stations and upgrades at five existing compressor stations by the removal from service of units producing 100,000 compressor horsepower with the installation of replacement units producing 175,000 compressor horsepower. The project's estimated cost as filed with the FERC is approximately $839 million and it is expected to be ready for service in the fourth quarter of 1998.

    In May 1996, the FERC granted rehearing of its May 1994 order on Northern Border Pipeline's methodology for recording in its books and reflecting in its rates amounts related to alternative minimum tax (AMT). The FERC Audit Staff (Staff), in December 1991 after an examination of Northern Border Pipeline's records for the period January 1, 1987 through December 31, 1989, took exception to Northern Border Pipeline's established method of accounting for AMT for ratemaking purposes. Northern Border Pipeline did not agree with the exception noted by the Staff and proceeded with a hearing before an Administrative Law Judge (ALJ) who concluded Northern Border Pipeline had properly accounted for AMT. Ultimately, in the May 1996 order, the FERC accepted the ALJ's conclusions and vacated its May 1994 order which had held that the AMT component of Northern Border Pipeline's rate base should reflect the particular tax circumstances of each Northern Border Pipeline partner. There were no accounting adjustments or rate refunds required in resolution of this issue.

    In May 1996, the Staff issued its audit report on its examination of Northern Border Pipeline's records for the three year period subsequent to January 1, 1990. The audit report required Northern Border Pipeline to record certain adjustments to its accounts including the reclassification of $3.9 million of costs from utility plant in service to a regulatory asset. In accordance with Northern Border Pipeline's FERC tariff, the regulatory asset is includable in rate base, however Northern Border Pipeline must file with the FERC for the future recovery of this asset through amortization in cost of service. The General Partners indemnified the Partnership for any negative impact on distributions the Partnership received from Northern Border Pipeline as a result of this audit that was attributable to periods prior to October 1, 1993. The adjustments made and the indemnification received as a result of the audit report did not materially affect the consolidated financial position or results of operations.

    Environmental Matters

    The Partnership is not aware of any material contingent liabilities with respect to compliance with applicable environmental laws and regulations.

    Other

    Various legal actions that have arisen in the ordinary course of business are pending. The Partnership believes that the resolution of these issues will not have a material adverse impact on the Partnership's results of operations or financial position.

8.  CAPITAL EXPENDITURE PROGRAM

    Total capital expenditures for 1998 are estimated to be $637 million for The Chicago Project and $9 million for renewals and replacements of the existing facilities. Capital expenditures for linepack gas, if the filing to acquire the linepack is approved by the FERC, would be approximately $12.5 million (see
    Note 7). Funds required to meet the 1998 capital expenditures are anticipated to be provided from debt borrowings, internal sources and capital contributions from minority interest holders.

9.  NET INCOME PER UNIT

    The General Partners' allocation of net income is based on their combined 2% interest in the Partnership which has been deducted before calculating net income per Unit. The computation of net income per Unit is based on the weighted average number of outstanding Common Units and Subordinated Units.

10. QUARTERLY FINANCIAL DATA (Unaudited)

    (In thousands, except   Operating   Operating   Net Income    Net Income
      per unit amounts)      Revenue     Income     to Partners    per Unit

    1997
      First Quarter          $46,646     $23,818      $13,471       $0.50
      Second Quarter          48,069      23,755       12,753        0.48
      Third Quarter           52,738      25,737       12,729        0.47
      Fourth Quarter          51,121      24,838       14,071        0.51
    1996
      First Quarter          $52,953     $26,325      $12,847       $0.48
      Second Quarter          52,918      25,943       12,737        0.48
      Third Quarter           52,863      25,991       12,942        0.48
      Fourth Quarter          43,209      23,949       11,759        0.44

11. SUBSEQUENT EVENTS

    On January 5, 1998, the Partnership sold, through the exercise of the underwriters' over-allotment option (see Note 6), an additional 225,000 Common Units. In conjunction with the sale, the General Partners made capital contributions to the Partnership to maintain a 2% general partner interest. The net proceeds, including the General Partners' capital contributions, of approximately $7.5 million will be used by the Partnership to fund a portion of the capital contributions to Northern Border Pipeline for construction of The Chicago Project. After the issuance of these Units, partners' capital consists of 22,927,313 Common Units representing an effective 76.6% limited partner interest in the Partnership; 6,420,000 Subordinated Units representing an effective 21.4% limited partner interest in the Partnership; and a 2% general partner interest. The amount available under the Partnership Credit Agreement was further reduced from $111 million to $104 million (see Note 5).

    On January 15, 1998, the Partnership declared an increase in the quarterly cash distribution from $0.55 per Unit to $0.575 per Unit and a cash distribution to the General Partners at a rate equivalent to their combined 2% general partner interest for the period October 1, 1997 through December 31, 1997. The distribution is payable February 13, 1998, to the General Partners and to the Unitholders of record at January 30, 1998.

       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To Northern Border Partners, L.P.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Northern Border Partners, L.P. and Subsidiaries included in this Form 10-K and have issued our report thereon dated January 26, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Northern Border Partners, L.P. and Subsidiaries listed in Item 14 of Part IV of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                        ARTHUR ANDERSEN LLP

Omaha, Nebraska,
  January 26, 1998


                                                        SCHEDULE II

          NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
       FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                          (In Thousands)


Column A              Column B        Column C             Column D        Column E
                                      Additions            Deductions
                     Balance at  Charged to   Charged    For Purpose For
                     Beginning   Costs and    to Other   Which Reserves   Balance at
Description           of Year    Expenses     Accounts    Were Created    End of Year

Reserve for
 regulatory issues
   1997               $5,953      $  773       $--          $   --          $6,726
   1996               $8,200      $   --       $--          $2,247          $5,953
   1995               $5,583      $2,617       $--          $   --          $8,200

                  UNITED STATES SECURITIES AND EXCHANGE
                               COMMISSION
                        WASHINGTON, D.C.  20549
                        _______________________


                              EXHIBITS TO
                             F O R M  10-K



              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1997    Commission file number: 1-12202





                     NORTHERN BORDER PARTNERS, L.P.
       (Exact name of registrant as specified in its charter)



  DELAWARE                                   93-1120873
(State or other                            (I.R.S. Employer
  jurisdiction                            Identification No.)
of incorporation
or organization)




             1400 Smith Street, Houston, Texas  77002-7369
          (Address of principal executive offices)(zip code)
Registrant's telephone number, including area code:  713-853-6161
                          ___________________

                             EXHIBIT INDEX

      * 3.1 Form of Amended and Restated Agreement of Limited Partnership of Northern Border Partners, L.P. (Exhibit 3.1 No. 2 to the Partnership's Form S-1 Registration Statement, Registration No. 33-66158
               ("Form S-1")).
      *10.1 Form of Amended and Restated Agreement of Limited Partnership For Northern Border Intermediate Limited Partnership (Exhibit
               10.1 to Form S-1).
      *10.2 Northern Border Pipeline Company General Partnership Agreement between Northern
               Plains Natural Gas Company, Northwest
               Border Pipeline Company, Pan Border Gas
               Company, TransCanada Border Pipeline Ltd.
               and TransCan Northern Ltd., effective
               March 9, 1978, as amended (Exhibit 10.2
               to Form S-1).
      *10.3    Operating Agreement between Northern
               Border Pipeline Company and Northern
               Plains Natural Gas Company, dated
               February 28, 1980 (Exhibit 10.3 to Form S-1).
      *10.4    Administrative Services Agreement between
               NBP Services Corporation, Northern Border
               Partners, L.P. and Northern Border
               Intermediate Limited Partnership (Exhibit
               10.4 to Form S-1).
      *10.5 Amended and Restated Loan Agreement among Northern Border Pipeline Company, the
               Banks (as defined therein), Canadian
               Imperial Bank of Commerce, New York
               Agency and Bank of America National Trust
               & Savings Association, dated July 15,
               1992 (Exhibit 10.5 to Form S-1).
      *10.5.1  Letter Amendment to Amended and Restated
               Loan Agreement effective as of September
               21, 1993 (Exhibit 10.5.1 to the
               Partnership's Annual Report on Form 10-K for the year ended December 31, 1993
               ("1993 10-K")).
      *10.5.2  Letter Amendment to Amended and Restated
               Loan Agreement effective as of September
               9, 1994 (Exhibit 10.5.2 to the
               Partnership's Annual Report on Form 10-K for the year ended December 31, 1994
               ("1994 10-K")).
      *10.5.3  Letter Amendment to Amended and Restated
               Loan Agreement dated May 18, 1995
               (Exhibit 10.5.3 to the Partnership's
               Annual Report on Form 10-K for the year
               ended December 31, 1995 ("1995 10-K")).
      *10.6 Note Purchase Agreement between Northern Border Pipeline Company and the parties listed therein, dated July 15, 1992
               (Exhibit 10.6 to Form S-1).
      *10.6.1  Supplemental Agreement to the Note
               Purchase Agreement dated as of June 1,
               1995 (Exhibit 10.6.1 to 1995 10-K).
      *10.7    Consent and Agreement of the Partners
               among Northern Plains Natural Gas
               Company, Northwest Border Pipeline
               Company, Pan Border Gas Company,
               TransCanada Border PipeLine Ltd. and
               Canadian Imperial Bank of Commerce, New
               York Agency, dated February 28, 1990
               (Exhibit 10.7 to Form S-1).
      *10.8    Consent and Agreement of the Partners
               among TransCanada Border PipeLine Ltd.,
               TransCan Northern Ltd. and Canadian
               Imperial Bank of Commerce, New York
               Agency, dated April 19, 1991 (Exhibit
               10.8 to Form S-1).
      *10.9    Guaranty made by Panhandle Eastern
               Pipeline Company, dated October 31, 1992
               (Exhibit 10.9 to Form S-1).
      *10.10 Northern Border Pipeline Company U.S. Shippers Service Agreement between
               Northern Border Pipeline Company and
               Enron Gas Marketing, Inc., dated June 22,
               1990 (Exhibit 10.10 to Form S-1).
      *10.10.1 Amended Exhibit A to Northern Border
               Pipeline Company U.S. Shippers Service
               Agreement between Northern Border
               Pipeline Company and Enron Gas Marketing,
               Inc. (Exhibit 10.10.1 to 1993 10-K).
      *10.10.2 Amended Exhibit A to Northern Border
               Pipeline U.S. Shippers Service Agreement between Northern Border Pipeline Company and Enron Gas Marketing, Inc., effective November 1, 1994 (Exhibit 10.10.2 to 1994
               10-K).
      *10.10.3 Amended Exhibit A's to Northern Border
               Pipeline Company U.S. Shipper Service
               Agreement effective, August 1, 1995 and
               November 1, 1995 (Exhibit 10.10.3 to 1995
               10-K).
       10.10.4 Amended Exhibit A to Northern Border
               Pipeline Company U.S. Shipper Service
               Agreement effective April l, 1998.
      *10.11.1 Guaranty made by Northern Natural Gas
               Company, dated October 7, 1993 (Exhibit
               10.11.1 to 1993 10-K).
      *10.11.2 Guaranty made by Northern Natural Gas
               Company, dated October 7, 1993 (Exhibit
               10.11.2 to 1993 10-K).
      *10.12 Northern Border Pipeline Company U.S. Shippers Service Agreement between
               Northern Border Pipeline Company and
               Northern Natural Gas Company, dated
               August 25, 1988 (Exhibit 10.12 to Form S-1).
      *10.12.1 Amendment to Northern Border Pipeline
               Company U.S. Shippers Service Agreement
               effective October 1, 1993.  (Exhibit
               10.12.1 to 1993 10-K).
      *10.12.2 Amendment to Northern Border Pipeline
               Company U.S. Shippers Service Agreement
               terminating the Agreement as of November
               1, 1994 (Exhibit 10.12.2 to 1994 10-K).
      *10.13 Northern Border Pipeline Company U.S. Shippers Service Agreement between
               Northern Border Pipeline Company and
               Western Gas Marketing Limited, as agent
               for TransCanada PipeLines Limited, dated
               December 15, 1980 (Exhibit 10.13 to Form
               S-1).
      *10.13.1 Amendment to Northern Border Pipeline
               Company Service Agreement extending the
               term effective November 1, 1995 (Exhibit
               10.13.1 to 1995 10-K).
      *10.14 Form of Credit Agreement between Northern Border Partners, L.P., as borrower, and Northern Plains Natural Gas Company, Northwest Border Pipeline Company and Pan Border Gas Company, as lenders (Exhibit
               10.14 to Form S-1).
      *10.15   Form of Seventh Supplement Amending
               Northern Border Pipeline Company General
               Partnership Agreement (Exhibit 10.15 to
               Form S-1).
      *10.16 Form of Conveyance, Contribution and Assumption Agreement among Northern
               Plains Natural Gas Company, Northwest
               Border Pipeline Company, Pan Border Gas
               Company, Northern Border Partners, L.P., and Northern Border Intermediate Limited Partnership (Exhibit 10.16 to Form S-1).
      *10.17 Northern Border Pipeline Company U.S. Shippers Service Agreement between
               Northern Border Pipeline Company and
               Transcontinental Gas Pipe Line
               Corporation, dated July 14, 1983, with
               Amended Exhibit A effective February 11,
               1994 (Exhibit 10.17 to 1995 10-K).
      *10.18 Northern Border Pipeline Company U.S. Shippers Service Agreement dated August
               30, 1991 between Northern Border Pipeline
               Company and Mobil Natural Gas, Inc., with
               Amended Exhibit A effective April 29,
               1994 and designation of agent effective
               August 1, 1996 (Exhibit 10-18 to the
               Partnership's Annual Report on Form 10-K for the year ended December 31, 1996).
      *10.19 Form of Credit Agreement among Northern Border Pipeline Company, The First
               National Bank of Chicago, as
               Administrative Agent, The First National
               Bank of Chicago, Royal Bank of Canada,
               and Bank of America National Trust and
               Savings Association, as Syndication
               Agents, First Chicago Capital Markets,
               Inc., Royal Bank of Canada, and
               BancAmerica Securities, Inc, as Joint
               Arrangers and Lenders (as defined
               therein) dated as of June 16, 1997
               (Exhibit 10(c) to Amendment No. 1 to Form
               S-3, Registration Statement No. 333-40601
               ("Form S-3")).
      *10.20 Form of Credit Agreement among Northern Border Partners, L.P., Canadian Imperial
               Bank of Commerce, as Agent and Lenders
               (as defined therein) dated as of November
               6, 1997 (Exhibit 10(d) to Amendment No. 1 to Form S-3).
       10.21 Northern Border Pipeline Company U.S. Shippers Service Agreement between
               Northern Border Pipeline Company and
               Enron Capital & Trade Resources Corp.
               dated October 15, 1997.
       10.22 Northern Border Pipeline Company U.S. Shippers Service Agreement between
               Northern Border Pipeline Company and
               Enron Capital & Trade Resources Corp.
               dated October 15, 1997.
       10.23 Northern Border Pipeline Company U.S. Shippers Service Agreement between
               Northern Border Pipeline Company and
               PanEnergy Trading and Market Services,
               L.L.C., now known as Duke Trading and
               Market Services L.L.C., dated August 14,
               1997.
       10.24 Northern Border Pipeline Company U.S. Shippers Service Agreement between
               Northern Border Pipeline Company and
               PanEnergy Trading and Market Services,
               L.L.C., now known as Duke Trading and
               Market Services L.L.C., dated August 14,
               1997.
       10.25 Northern Border Pipeline Company U.S. Shippers Service Agreement between
               Northern Border Pipeline Company and
               Enron Capital & Trade Resources Corp.
               dated August 5, 1997 with Amendment dated
               September 25, 1997.
       10.26 Northern Border Pipeline Company U.S. Shippers Service Agreement between
               Northern Border Pipeline Company and
               Enron Capital & Trade Resources Corp.
               dated August 5, 1997.
       10.27 Northern Border Pipeline Company U.S. Shippers Service Agreement between
               Northern Border Pipeline Company and
               TransCanada Gas Services Inc., as agent
               for TransCanada PipeLines Limited dated
               August 5, 1997.
       10.28 Northern Border Pipeline Company U.S. Shippers Service Agreement between
               Northern Border Pipeline Company and
               TransCanada Gas Services Inc., as agent
               for TransCanada PipeLines Limited dated
               August 14, 1997.
       21      The subsidiaries of Northern Border
               Partners, L.P. are Northern Border
               Intermediate Limited Partnership,
               Northern Border Pipeline Company, Black
               Mesa Holdings, Inc., Black Mesa Pipeline,
               Inc., Black Mesa Pipeline Operations
               L.L.C., and Williams Technologies, Inc.
       23.01   Consent of Arthur Andersen LLP.

      __________
     *Indicates exhibits incorporated by reference as indicated; all other exhibits are filed herewith.