Form 10-Q
period 1998-03-31
NORTHERN BORDER PARTNERS LP
filed 1998-05-14
CIK 909281

UNITED STATES SECURITIES AND EXCHANGE
                           COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1998




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

                        TABLE OF CONTENTS




                                                        Page No.
PART I.   FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

       Consolidated Statement of Income -
          Three Months Ended March 31, 1998 and 1997        3
       Consolidated Balance Sheet - March 31, 1998
          and December 31, 1997                             4
       Consolidated Statement of Cash Flows -
          Three Months Ended March 31, 1998 and 1997        5
       Consolidated Statement of Changes in Partners'
          Capital - Three Months Ended March 31, 1998       6
       Notes to Consolidated Financial Statements           7

   ITEM 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations   8

PART II.  OTHER INFORMATION

   ITEM 6.  Exhibits and Reports on Form 8-K               13

                  PART I. FINANCIAL INFORMATION

                  ITEM 1. FINANCIAL STATEMENTS

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF INCOME
             (In Thousands, Except Per Unit Amounts)
                           (Unaudited)


                                            Three Months Ended
                                                 March 31,
                                              1998      1997

OPERATING REVENUE                           $52,820   $46,646

OPERATING EXPENSES
 Operations and maintenance                  10,582     7,125
 Depreciation and amortization               10,420     9,626
 Taxes other than income                      6,168     6,077

   Operating expenses                        27,170    22,828

OPERATING INCOME                             25,650    23,818

INTEREST EXPENSE                              9,791     7,861

OTHER INCOME
 Allowance for funds used
   during construction
    Debt                                      2,726       281
    Equity                                    1,625       117
 Other income, net                              802     2,716

    Other income                              5,153     3,114

MINORITY INTERESTS IN NET INCOME              6,079     5,600

NET INCOME TO PARTNERS                      $14,933   $13,471

NET INCOME PER UNIT                         $   .50   $   .50

NUMBER OF UNITS USED IN COMPUTATION          29,338    26,200



The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                         (In Thousands)
                           (Unaudited)


                                               March 31,   December 31,
ASSETS                                           1998         1997

CURRENT ASSETS
 Cash and cash equivalents                   $   49,701     $  106,757
 Accounts receivable                             18,427         19,919
 Materials and supplies, at cost                  4,506          4,458

   Total current assets                          72,634        131,134

TRANSMISSION PLANT
 Property, plant and equipment                1,817,759      1,749,862
 Less: Accumulated provision for
   depreciation and amortization                632,466        631,498

   Net property, plant and equipment          1,185,293      1,118,364

OTHER ASSETS                                     17,586         17,419

   Total assets                              $1,275,513     $1,266,917


LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
 Current maturities of long-term debt        $    2,591     $    2,523
 Accounts payable                                35,648         64,668
 Accrued taxes other than income                 22,291         20,508
 Accrued interest                                 5,533         10,766
 Over recovered cost of service                   6,856          4,601

   Total current liabilities                     72,919        103,066

LONG-TERM DEBT, net of current maturities       488,158        478,832

MINORITY INTERESTS IN PARTNERS' CAPITAL         198,650        174,424

RESERVES AND DEFERRED CREDITS                     9,882          9,867

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL
 General Partners                                10,118         10,015
 Common Units                                   400,223        394,587
 Subordinated Units                              95,563         96,126

   Total partners' capital                      505,904        500,728

   Total liabilities and partners' capital   $1,275,513     $1,266,917


The accompanying notes are an integral part of these consolidated financial statements.

           PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In Thousands)
                           (Unaudited)

                                                     Three Months Ended
                                                           March 31,
                                                        1998      1997

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income to partners                              $ 14,933   $ 13,471

 Adjustments to reconcile net income to partners
  to net cash provided by operating activities:
   Depreciation and amortization                       10,423      9,641
   Minority interests in net income                     6,079      5,600
   Provision for rate refunds                              --     20,652
   Changes in other current assets and liabilities       (586)    (7,902)
   Other                                               (1,777)      (411)

      Total adjustments                                14,139     27,580

   Net cash provided by operating activities           29,072     41,051

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures for property, plant
   and equipment, net                                (103,912)    (3,131)
 Other                                                     --        182

 Net cash used in investing activities               (103,912)    (2,949)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash distributions to Unitholders and
   General Partners                                   (17,219)   (14,704)
 Contributions received from
   (distributions to) Minority Interests, net          18,147     (9,664)
 Issuance of partnership interests, net                 7,462         --
 Issuance of long-term debt                            10,000         --
 Retirement of long-term debt                            (606)        --

   Net cash provided by
    (used in) financing activities                     17,784    (24,368)

NET CHANGE IN CASH AND CASH EQUIVALENTS               (57,056)    13,734

Cash and cash equivalents-beginning of period         106,757     41,390

Cash and cash equivalents-end of period              $ 49,701   $ 55,124



Supplemental Disclosures of Cash Flow Information:
 Cash paid for:
   Interest (net of amount capitalized)              $ 12,101   $ 12,837




The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                         (In Thousands)
                           (Unaudited)


                                         General     Common    Subordinated   Partners'
                                         Partners     Units        Units      Capital

Partners' Capital at December 31, 1997   $10,015    $394,587      $96,126     $500,728

Net income to partners                       298      11,432        3,203       14,933

Issuance of partnership interests, net       149       7,387          (74)       7,462

Distributions to partners                   (344)    (13,183)      (3,692)     (17,219)

Partners' Capital at March 31, 1998       $10,118    $400,223     $95,563     $505,904

The accompanying notes are an integral part of this consolidated financial statement.

           ITEM 1. FINANCIAL STATEMENTS - (Concluded)

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated financial statements included herein have been prepared by Northern Border Partners, L.P. (the "Partnership") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Partnership believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997.

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

   The Partnership owns a 70% general partner interest in Northern Border Pipeline Company ("Northern Border Pipeline"). Black Mesa Holdings, Inc. and Black Mesa Pipeline Operations, L.L.C. (collectively "Black Mesa") and Williams Technologies, Inc. ("WTI") are wholly-owned subsidiaries of the Partnership.

2. Property, plant and equipment balances include construction work in progress of approximately $269.4 million and $211.4 million at March 31, 1998 and December 31, 1997, respectively. Approximately $254.4 million and $197.9 million of construction work in progress at March 31, 1998 and December 31, 1997, respectively, represents project-to-date costs on Northern Border Pipeline's expansion and extension of its pipeline system from its current terminus near Harper, Iowa to a point near Manhattan, Illinois ("The Chicago Project"). At March 31, 1998 and December 31, 1997, respectively, approximately $16.0 million and $44.2 million of project costs incurred but not paid for The Chicago Project were recorded in accounts payable and property, plant and equipment on the consolidated balance sheet and were excluded from the changes in other current assets and liabilities and capital expenditures for property, plant and equipment, net on the consolidated statement of cash flows. The estimated cost of The Chicago Project, as filed with the Federal Energy Regulatory Commission, is $839 million and it is expected to be ready for service in the fourth quarter of 1998.

3. On April 20, 1998, the Partnership declared a cash distribution of $0.575 per unit for the first quarter ended March
31, 1998. The distribution is payable May 15, 1998, to unitholders of record as of April 30, 1998. The indicated annual distribution rate is $2.30 per unit.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


Results of Operations

   Northern Border Partners, L.P. (the "Partnership") owns a 70% general partner interest in Northern Border Pipeline Company ("Northern Border Pipeline"). Northern Border Pipeline's revenue is derived from agreements with various shippers for the transportation of natural gas. It transports gas under a Federal Energy Regulatory Commission ("FERC") regulated tariff that provides an opportunity to recover all of the operations and maintenance costs of the pipeline, taxes other than income taxes, interest, depreciation and amortization, an allowance for income taxes and a regulated return on equity. Northern Border Pipeline is generally allowed to collect from its shippers a return on regulated rate base as well as recover that rate base through depreciation and amortization. The return amount Northern Border Pipeline may collect from its shippers declines as the rate base is recovered. Billings for the firm transportation agreements are based on contracted volumes to determine the allocable share of the cost of service and are not dependent upon the percentage of available capacity actually used.

   In August 1997, after receiving final authorization from the FERC, Northern Border Pipeline commenced construction of facilities to expand and extend its pipeline system from its current terminus near Harper, Iowa to a point near Manhattan, Illinois ("The Chicago Project") (See Note 2 - Notes to Consolidated Financial Statements). The estimated cost of The Chicago Project, as filed with the FERC, is $839 million. While the Partnership expects that Northern Border Pipeline will complete The Chicago Project in the fourth quarter of 1998 within the budgeted cost, certain events and conditions could delay completion or increase the actual cost. These include possible delays in obtaining necessary rights-of-way and costs and delays due to inclement weather or other problems in completing the physical construction of the pipeline facilities. Under a settlement agreement in a recent rate case, Northern Border Pipeline agreed to a capital project cost containment mechanism which would limit its ability to include cost overruns in its rate base.

   As a result of acquisitions in May 1997 and December 1997, the Partnership increased its ownership position in Black Mesa Holdings, Inc. and Black Mesa Pipeline Operations, L.L.C. (collectively "Black Mesa") to 100% and began to reflect Black Mesa in the Partnership's consolidated financial statements. Prior to May 1997, the Partnership's investment in Black Mesa had been accounted for using the equity method. Black Mesa, through a wholly-owned subsidiary, transports coal slurry through a 273-mile, 18-inch diameter pipeline (the "Black Mesa Pipeline") that originates at a coal mine in Kayenta, Arizona and ends at the 1,500 megawatt Mohave Power Station located in Laughlin, Nevada. Black Mesa Pipeline is the sole source of fuel for the Mohave plant. The capacity of Black Mesa Pipeline is fully contracted to the Mohave Power Station coal supplier through the year 2005. William's Technologies, Inc. ("WTI"), a wholly-owned subsidiary of the Partnership and a leading consultant in slurry pipeline technology, is the operator of Black Mesa, pursuant to a management agreement.


First Quarter 1998 Compared With First Quarter 1997

   Operating revenue increased $6.2 million for the first quarter of 1998, as compared to the same period in 1997, due primarily to $5.3 million of revenues from the combined operations of Black Mesa and WTI. Operating revenue attributable to Northern Border Pipeline increased $0.9 million (2%) due primarily to returns on higher invested equity.

   Operations and maintenance expense increased $3.5 million for the first quarter of 1998, from the comparable period in 1997, due primarily to operations and maintenance expense from the combined operations of Black Mesa and WTI.

   Depreciation and amortization expense increased $0.8 million for the first quarter of 1998, as compared to the same period in 1997, due primarily to depreciation and amortization expense from the combined operations of Black Mesa and WTI.

   Interest expense increased $1.9 million for the first quarter of 1998, as compared to the same period in 1997. Interest expense attributable to Northern Border Pipeline increased $1.3 million (16%) due primarily to an increase in average debt outstanding, reflecting amounts borrowed by Northern Border Pipeline to finance a portion of the capital expenditures for The Chicago Project. The remainder of the increase in interest expense is from the combined operations of Black Mesa and WTI.

   Other income increased $2.0 million for the first quarter of 1998, as compared to the same period in 1997. The increase was primarily due to a $4.0 million increase in the allowance for funds used during construction. The increase in the allowance for funds used during construction primarily relates to Northern Border Pipeline's expenditures for The Chicago Project (See "Cash Flows From Investing Activities"). Other income for 1997 included $2.0 million received by Northern Border Pipeline for vacating certain microwave frequency bands.

Liquidity and Capital Resources

General

   In June 1997, Northern Border Pipeline entered into a credit agreement ("Pipeline Credit Agreement") with certain financial institutions to borrow up to an aggregate principal amount of $750 million. The Pipeline Credit Agreement is comprised of a $200 million five-year revolving credit facility to be used for the retirement of Northern Border Pipeline's bank loan agreements and for general business purposes, and a $550 million three-year revolving credit facility to be used for the construction of The Chicago Project. The three-year revolving credit facility may, if certain conditions are met, be converted to a term loan maturing in June 2002. At March 31, 1998, $127.5 million and $91.5 million had been borrowed on the five-year and three-year revolving credit facilities, respectively.

   In November 1997, the Partnership entered into a credit agreement ("Partnership Credit Agreement") with certain financial institutions to borrow up to an aggregate principal amount of $175 million under a revolving credit facility. The Partnership Credit Agreement is to be used for interim funding of the Partnership's required capital contributions to Northern Border Pipeline for construction of The Chicago Project. The amount available under the Partnership Credit Agreement is reduced to the extent the Partnership issues additional limited partner interests to fund the Partnership's capital contributions for The Chicago Project in excess of $25 million. The public offerings of Common Units discussed in the following paragraph reduced the amount available under the Partnership Credit Agreement to $104 million. After The Chicago Project has been placed in service, the Partnership Credit Agreement allows the Partnership to borrow any undrawn amounts up to an aggregate principal amount of $40 million for general business purposes. The maturity date of the Partnership Credit Agreement will be November 2000 if Northern Border Pipeline converts its $550 million three-year revolving credit facility to a term loan; otherwise the maturity date is June 2000. In May 1998, the Partnership made an initial borrowing on the Partnership Credit Agreement of $57 million.

   In November 1997, the Partnership filed a registration statement with the Securities and Exchange Commission for a proposed offering of $225 million in Common Units. In December 1997, the Partnership sold, through an underwritten public offering, 2,750,000 Common Units. In conjunction with the issuance of the Common Units, the Partnership's General Partners made capital contributions to the Partnership to maintain a 2% general partner interest in accordance with the partnership agreements. The net proceeds of approximately $90.9 million are being used by the Partnership to fund a portion of the capital contributions to Northern Border Pipeline for construction of The Chicago Project. As part of the underwritten public offering, the Partnership granted the underwriters an over-allotment option to purchase a limited number of additional Common Units. This option was exercised on January 5, 1998, and the Partnership sold an additional 225,000 Common Units resulting in additional net proceeds, including the general partners' capital contributions, of approximately $7.5 million.

   Short-term liquidity needs will be met by internal sources and through the lines of credit discussed above. Long-term capital needs may be met through the ability to issue long-term indebtedness as well as additional limited partner interests of the Partnership either through the registration statement filed in November 1997 or separate registrations.

Cash Flows From Operating Activities

   Cash flows provided by operating activities decreased $12.0 million to $29.1 million for the first quarter of 1998, as compared to the same period in 1997. Operating activities for 1997 included amounts collected by Northern Border Pipeline that were subsequently refunded to its shippers in October 1997 in accordance with its rate case settlement.

Cash Flows From Investing Activities

   Capital expenditures of $103.9 million for the first quarter of 1998 include $102.2 million for The Chicago Project. The remaining capital expenditures for 1998 are primarily related to renewals and replacements of Northern Border Pipeline's existing facilities. For the comparable period in 1997, capital expenditures were $3.1 million, which included $2.9 million for The Chicago Project.

   Total capital expenditures for 1998 are estimated to be $638 million for The Chicago Project and $9 million for renewals and replacements of the existing facilities. Capital expenditures for linepack gas, if Northern Border Pipeline's filing to acquire the linepack gas is approved by the FERC, would be approximately $12 million in 1998. Northern Border Pipeline anticipates funding approximately 65% of its 1998 capital expenditures by borrowing on the Pipeline Credit Agreement. Funds required to meet the remainder of Northern Border Pipeline's capital expenditures will be provided primarily from capital contributions from the Partnership and minority interest holders. The Partnership intends to use a combination of proceeds from the sale of Common Units, capital contributions from its general partners and borrowings on the Partnership Credit Agreement to finance its capital contributions to Northern Border Pipeline. The Partnership anticipates selling additional Common Units to repay amounts borrowed on the Partnership Credit Agreement to finance capital contributions for The Chicago Project.

Cash Flows From Financing Activities

   Cash flows provided by financing activities were $17.8 million for the first quarter of 1998, as compared to cash flows used in financing activities of $24.4 million for the comparable period in 1997. Cash distributions to the common and subordinated unitholders and the general partners increased $2.5 million reflecting the additional Common Units outstanding and an increase in the quarterly distribution from $0.55 per Unit to $0.575 per Unit. Net cash contributions received from minority interest holders were $18.1 million for the first quarter of 1998, which included amounts needed to finance a portion of the capital expenditures for The Chicago Project, as compared to cash distributions of $9.7 million for the comparable period in 1997. Financing activities for the first quarter of 1998 reflect $7.5 million in net proceeds from the issuance of 225,000 Common Units and related capital contributions by the Partnership's general partners in January 1998. Additionally in the first quarter of 1998, borrowings under the Pipeline Credit Agreement totaled $10 million used to finance a portion of the capital expenditures for The Chicago Project.


Information Regarding Forward Looking Statements

   The statements in this Quarterly Report that are not historical information are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements include the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Notes to Consolidated Financial Statements" on The Chicago Project. Although the Partnership believes that its expectations regarding future events are based on reasonable assumptions within the bounds of its knowledge of its business, it can give no assurance that its goals will be achieved or that its expectations regarding future developments will be realized. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include extreme weather conditions that could delay construction, the failure of vendors and contractors to adhere to contract delivery and timing specifications, the resolution of certain state and local pipeline right-of-way issues, political and regulatory developments that impact FERC and state utility commission proceedings, Northern Border Pipeline's success in sustaining its positions in such proceedings or the success of intervenors in opposing Northern Border Pipeline's positions, competitive developments by Canadian and U.S. natural gas transmission peers, political and regulatory developments in Canada and conditions of the capital markets and equity markets during the periods covered by the forward looking statements.

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


                              NORTHERN BORDER PARTNERS, L.P.
                              (A Delaware Limited Partnership)

Date:  May 13, 1998          By:  JERRY L. PETERS
                                  Jerry L. Peters
                                  Chief Financial and Accounting
                                  Officer