Form 10-Q
period 1998-06-30
NORTHERN BORDER PARTNERS LP
filed 1998-08-14
CIK 909281

UNITED STATES SECURITIES AND EXCHANGE
                           COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1998




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





                             1 of 17

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

                        TABLE OF CONTENTS




                                                        Page No.
PART I.   FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

       Consolidated Statement of Income -
          Three Months Ended June 30, 1998 and 1997
          and Six Months Ended June 30, 1998 and 1997       3
       Consolidated Balance Sheet - June 30, 1998
          and December 31, 1997                             4
       Consolidated Statement of Cash Flows -
          Six Months Ended June 30, 1998 and 1997           5
       Consolidated Statement of Changes in Partners'
          Capital - Six Months Ended June 30, 1998          6
       Notes to Consolidated Financial Statements           7

   ITEM 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations   9

PART II.  OTHER INFORMATION

   ITEM 5.  Other Information                              16

   ITEM 6.  Exhibits and Reports on Form 8-K               16

                  PART I. FINANCIAL INFORMATION

                  ITEM 1. FINANCIAL STATEMENTS

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF INCOME
             (In Thousands, Except Per Unit Amounts)
                           (Unaudited)

                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                        1998      1997      1998       1997

OPERATING REVENUE                     $53,782   $48,069   $106,602   $94,715

OPERATING EXPENSES
 Operations and maintenance             9,364     8,516     19,946    15,641
 Depreciation and amortization         10,647     9,837     21,067    19,463
 Taxes other than income                6,054     5,961     12,222    12,038

   Operating expenses                  26,065    24,314     53,235    47,142

OPERATING INCOME                       27,717    23,755     53,367    47,573

INTEREST EXPENSE                       10,814     8,190     20,605    16,051

OTHER INCOME
 Allowance for funds used
   during construction
    Debt                                3,485       570      6,211       851
    Equity                              2,888       315      4,513       432
 Other income, net                        587     1,578      1,389     4,294

    Other income                        6,960     2,463     12,113     5,577

MINORITY INTERESTS IN NET INCOME        7,453     5,275     13,532    10,875

NET INCOME TO PARTNERS                $16,410   $12,753   $ 31,343   $26,224

NET INCOME PER UNIT                   $   .55   $   .48   $   1.05   $   .98

NUMBER OF UNITS USED IN COMPUTATION    29,347    26,242     29,342    26,221



The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                         (In Thousands)
                           (Unaudited)


                                              June 30,   December 31,
ASSETS                                          1998        1997

CURRENT ASSETS
 Cash and cash equivalents                  $   48,830   $  106,757
 Accounts receivable                            18,291       19,919
 Materials and supplies, at cost                 4,369        4,458
 Under recovered cost of service                 1,029           --

   Total current assets                         72,519      131,134

TRANSMISSION PLANT
 Property, plant and equipment               2,025,981    1,749,862
 Less: Accumulated provision for
   depreciation and amortization               622,393      631,498

   Net property, plant and equipment         1,403,588    1,118,364

OTHER ASSETS                                    19,325       17,419

   Total assets                             $1,495,432   $1,266,917


LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
 Current maturities of long-term debt       $    2,661   $    2,523
 Accounts payable                               67,208       64,668
 Accrued taxes other than income                18,679       20,508
 Accrued interest                               11,245       10,766
 Over recovered cost of service                     --        4,601

   Total current liabilities                    99,793      103,066

LONG-TERM DEBT, net of current maturities      643,466      478,832

MINORITY INTERESTS IN PARTNERS' CAPITAL        237,181      174,424

RESERVES AND DEFERRED CREDITS                    9,897        9,867

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL
 General Partners                               10,102       10,015
 Common Units                                  399,603      394,587
 Subordinated Units                             95,390       96,126

   Total partners' capital                     505,095      500,728

   Total liabilities and partners' capital  $1,495,432   $1,266,917



The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In Thousands)
                           (Unaudited)

                                                      Six Months Ended
                                                           June 30,
                                                       1998       1997

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income to partners                              $ 31,343   $ 26,224

 Adjustments to reconcile net income to partners
  to net cash provided by operating activities:
   Depreciation and amortization                       21,075     19,495
   Minority interests in net income                    13,532     10,875
   Provision for rate refunds                              --     41,112
   Changes in other current assets and liabilities     (4,749)   (11,695)
   Other                                               (6,327)      (888)

    Total adjustments                                  23,531     58,899

   Net cash provided by operating activities           54,874     85,123

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures for property, plant
   and equipment, net                                (299,760)   (33,039)
 Acquisition and consolidation of businesses               --      3,374
 Other                                                     --        465

 Net cash used in investing activities               (299,760)   (29,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash distributions to Unitholders and
   General Partners                                   (34,438)   (29,408)
 Contributions received from
   (distributions to) Minority Interests, net          49,225    (19,936)
 Issuance of partnership interests, net                 7,462         71
 Issuance of long-term debt                           166,000    160,000
 Long-term debt financing costs                           (62)      (675)
 Retirement of long-term debt                          (1,228)  (127,500)
 Repayment of note payable                                 --    (10,000)

 Net cash provided by
   (used in) financing activities                     186,959    (27,448)

NET CHANGE IN CASH AND CASH EQUIVALENTS               (57,927)    28,475

Cash and cash equivalents-beginning of period         106,757     41,390

Cash and cash equivalents-end of period              $ 48,830   $ 69,865




Supplemental Disclosures of Cash Flow Information:
 Cash paid for:
   Interest (net of amount capitalized)              $ 13,673   $ 15,984


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

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                         (In Thousands)
                           (Unaudited)


                                                                                Total
                                          General     Common    Subordinated   Partners'
                                          Partners     Units        Units      Capital

Partners' Capital at December 31, 1997    $10,015    $394,587     $96,126      $500,728

Net income to partners                        627     23,995     6,721           31,343

Issuance of partnership interests, net        149      7,387       (74)           7,462

Distributions to partners                    (689)   (26,366)   (7,383)         (34,438)

Partners' Capital at June 30, 1998        $10,102   $399,603   $95,390         $505,095



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

   The Partnership owns a 70% general partner interest in Northern Border Pipeline Company ("Northern Border Pipeline"). The remaining general partner interests in Northern Border Pipeline are owned by wholly-owned subsidiaries of TransCanada PipeLines Limited ("TransCanada"). Black Mesa Holdings, Inc., Black Mesa Pipeline Operations, L.L.C. and Williams Technologies, Inc. are wholly-owned subsidiaries of the Partnership.

2. Property, plant and equipment balances include construction work in progress of approximately $421.6 million and $211.4 million at June 30, 1998 and December 31, 1997, respectively. Approximately $421.2 million and $197.9 million of construction work in progress at June 30, 1998 and December 31, 1997, respectively, represent project-to-date costs on Northern Border Pipeline's expansion and extension of its pipeline system from its current terminus near Harper, Iowa to a point near Manhattan, Illinois ("The Chicago Project"). At June 30, 1998 and December 31, 1997, respectively, approximately $46.2 million and $44.2 million of project costs incurred but not paid for The Chicago Project were recorded in accounts payable and property, plant and equipment on the consolidated balance sheet and were excluded from the changes in other current assets and liabilities and capital expenditures for property, plant and equipment, net on the consolidated statement of cash flows. The estimated cost of The Chicago Project, as filed with the Federal Energy Regulatory Commission, is $839 million and it is expected to be ready for service in December 1998.

3. In June 1998, Pan-Alberta Gas (U.S.) Inc. ("PAGUS"), Northern Border Pipeline's largest shipper, signed amendments to its transportation contracts covering 741 million cubic feet per day of capacity. The amendments extend the contracts for two years through October 2003.

   PAGUS became an affiliate of Northern Border Pipeline after the merger of NOVA Corporation and TransCanada effective July 2, 1998. At the time of the merger, the parent company of PAGUS was a subsidiary of NOVA Corporation. On August 6, 1998, Pan-Alberta Gas Ltd., the parent company of PAGUS, announced the pending sale of its business, once certain conditions are met.

4. On July 20, 1998, the Partnership declared a cash distribution of $0.575 per unit for the second quarter ended June 30, 1998. The distribution is payable August 14, 1998, to unitholders of record as of July 31, 1998. The indicated annual distribution rate is $2.30 per unit.

5. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 - "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.
133), which establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, but may be implemented as of the beginning of any fiscal quarter after issuance. Adoption of the statement is not expected to have a material effect on the Partnership's consolidated financial position or results of operation.

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

   In August 1997, after receiving final authorization from the FERC, Northern Border Pipeline commenced construction of facilities to expand and extend its pipeline system from its current terminus near Harper, Iowa to a point near Manhattan, Illinois ("The Chicago Project") (See Note 2 - Notes to Consolidated Financial Statements). The estimated cost of The Chicago Project, as filed with the FERC, is $839 million. While the Partnership expects that Northern Border Pipeline will complete The Chicago Project in December 1998 within the budgeted cost, certain events and conditions could delay completion or increase the actual cost. These include possible delays and costs due to inclement weather or other problems in completing the physical construction of the pipeline facilities. Under a settlement agreement in a recent rate case, Northern Border Pipeline agreed to a capital project cost containment mechanism which would limit its ability to include cost overruns in its rate base.

   As a result of acquisitions during 1997, the Partnership increased its ownership position in Black Mesa Holdings, Inc. and Black Mesa Pipeline Operations, L.L.C. (collectively "Black Mesa") to 100% and began to reflect Black Mesa in the Partnership's consolidated financial statements. Prior to June 1997, the Partnership's investment in Black Mesa had been accounted for using the equity method. Black Mesa, through a wholly-owned subsidiary, transports coal slurry through a 273-mile, 18-inch diameter pipeline (the "Black Mesa Pipeline") that originates at a coal mine in Kayenta, Arizona and ends at the 1,500 megawatt Mohave Power Station located in Laughlin, Nevada. Black Mesa Pipeline is the sole source of fuel for the Mohave plant. The capacity of Black Mesa Pipeline is fully contracted to the Mohave Power Station coal supplier through the year 2005. Williams Technologies, Inc. ("WTI"), a wholly-owned subsidiary of the Partnership and a leading consultant in slurry pipeline technology, is the operator of Black Mesa, pursuant to a management agreement.

Second Quarter 1998 Compared With Second Quarter 1997

   Operating revenue increased $5.7 million for the second quarter of 1998, as compared to the same period in 1997. Operating revenue from the combined operations of Black Mesa and WTI was $4.9 million in 1998 as compared to $1.8 million in 1997, which represented one month of revenue. Operating revenue attributable to Northern Border Pipeline increased $2.6 million due primarily to returns on higher levels of invested equity.

   Operations and maintenance expense increased $0.8 million for the second quarter of 1998, as compared to the same period in 1997. Operations and maintenance expense from the combined operations of Black Mesa and WTI was $3.6 million in 1998 as compared to $1.1 million in 1997, which represented one month of expense. Operations and maintenance expense attributable to Northern Border Pipeline decreased $1.7 million primarily due to a regulatory credit recorded in 1998. During the construction of The Chicago Project, Northern Border Pipeline will place in service certain new facilities to maintain gas flow at firm contracted capacity while existing facilities are being modified. A regulatory credit of approximately $1.9 million, recorded in the second quarter of 1998, offsets the increase in cost of service for the new facilities placed in service to date. Northern Border Pipeline is allowed to recover the regulatory credit from its shippers over a ten-year period commencing with the in service date of The Chicago Project.

   Depreciation and amortization expense increased $0.8 million for the second quarter of 1998, as compared to the same period in 1997. Depreciation and amortization expense from the combined operations of Black Mesa and WTI was $0.6 million in 1998 as compared to $0.2 million in 1997, which represented one month of expense. Depreciation and amortization expense attributable to Northern Border Pipeline increased $0.4 million.

   Interest expense increased $2.6 million for the second quarter of 1998, as compared to the same period in 1997. Interest expense attributable to Northern Border Pipeline and the Partnership increased $2.2 million due primarily to an increase in average debt outstanding, reflecting amounts borrowed to finance a portion of the capital expenditures for The Chicago Project. The remainder of the increase in interest expense is from the combined operations of Black Mesa and WTI, which was $0.6 million for 1998 as compared to $0.2 million for one month in 1997.

   Other income increased $4.5 million for the second quarter of 1998, as compared to the same period in 1997. The increase was primarily due to a $5.5 million increase in the allowance for funds used during construction. The increase in the allowance for funds used during construction primarily relates to Northern Border Pipeline's expenditures for The Chicago Project (See "Cash Flows From Investing Activities"). Other income for 1997 included $0.8 million received by Northern Border Pipeline for vacating certain microwave frequency bands.

Six Months June 30, 1998 Compared With Six Months Ended
June 30, 1997

   Operating revenue increased $11.9 million for the six months ended June 30, 1998, as compared to the same period in 1997. Operating revenue from the combined operations of Black Mesa and WTI was $10.2 million in 1998 as compared to $1.8 million in 1997, which represented one month of revenue. Operating revenue attributable to Northern Border Pipeline increased $3.5 million due primarily to returns on higher levels of invested equity.

   Operations and maintenance expense increased $4.3 million for the six months ended June 30, 1998, as compared to the same period in 1997. Operations and maintenance expense from the combined operations of Black Mesa and WTI was $7.1 million in 1998 as compared to $1.1 million in 1997, which represented one month of expense. Operations and maintenance expense attributable to Northern Border Pipeline decreased $1.7 million primarily due to a regulatory credit recorded in 1998. During the construction of The Chicago Project, Northern Border Pipeline will place in service certain new facilities to maintain gas flow at firm contracted capacity while existing facilities are being modified. A regulatory credit of approximately $2.2 million, recorded in the six months ended June 30, 1998, offsets the increase in cost of service for the new facilities placed in service to date. Northern Border Pipeline is allowed to recover the regulatory credit from its shippers over a ten-year period commencing with the in service date of The Chicago Project.

   Depreciation and amortization expense increased $1.6 million for the six months ended June 30, 1998, as compared to the same period in 1997. Depreciation and amortization expense from the combined operations of Black Mesa and WTI was $1.3 million in 1998 as compared to $0.2 million in 1997, which represented one month of expense. Depreciation and amortization expense attributable to Northern Border Pipeline increased $0.5 million.

   Interest expense increased $4.6 million for the six months ended June 30, 1998, as compared to the same period in 1997. Interest expense attributable to Northern Border Pipeline and the Partnership increased $3.6 million due primarily to an increase in average debt outstanding, reflecting amounts borrowed to finance a portion of the capital expenditures for The Chicago Project. The remainder of the increase in interest expense is from the combined operations of Black Mesa and WTI, which was $1.2 million for 1998 as compared to $0.2 million for one month in 1997.

   Other income increased $6.5 million for the six months ended June 30, 1998, as compared to the same period in 1997. The increase was primarily due to a $9.4 million increase in the allowance for funds used during construction. The increase in the allowance for funds used during construction primarily relates to Northern Border Pipeline's expenditures for The Chicago Project (See "Cash Flows From Investing Activities"). Other income for 1997 included $2.8 million received by Northern Border Pipeline for vacating certain microwave frequency bands.

Liquidity and Capital Resources

General

   In June 1997, Northern Border Pipeline entered into a credit agreement ("Pipeline Credit Agreement") with certain financial institutions to borrow up to an aggregate principal amount of $750 million. The Pipeline Credit Agreement is comprised of a $200 million five-year revolving credit facility to be used for the retirement of Northern Border Pipeline's bank loan agreements and for general business purposes, and a $550 million three-year revolving credit facility to be used for the construction of The Chicago Project. The three-year revolving credit facility may, if certain conditions are met, be converted to a term loan maturing in June 2002. At June 30, 1998, $127.5 million and $171.5 million had been borrowed on the five-year and three-year revolving credit facilities, respectively.

   In November 1997, the Partnership entered into a credit agreement ("Partnership Credit Agreement") with certain financial institutions to borrow up to an aggregate principal amount of $175 million under a revolving credit facility. The Partnership Credit Agreement is to be used for interim funding of the Partnership's required capital contributions to Northern Border Pipeline for construction of The Chicago Project. The amount available under the Partnership Credit Agreement is reduced to the extent the Partnership issues additional limited partner interests to fund the Partnership's capital contributions for The Chicago Project in excess of $25 million. The public offerings of Common Units discussed in the following paragraph reduced the amount available under the Partnership Credit Agreement to $104 million. After The Chicago Project has been placed in service, the Partnership Credit Agreement allows the Partnership to borrow any undrawn amounts up to an aggregate principal amount of $40 million for general business purposes. The maturity date of the Partnership Credit Agreement will be November 2000 if Northern Border Pipeline converts its $550 million three-year revolving credit facility to a term loan; otherwise the maturity date is June 2000. At June 30, 1998, $76 million had been borrowed on the Partnership Credit Agreement.

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

Cash Flows From Operating Activities

   Cash flows provided by operating activities decreased $30.2 million to $54.9 million for the six month period ended June 30, 1998, as compared to the same period in 1997. Operating activities for the 1997 period included $41.1 million collected by Northern Border Pipeline that was subsequently refunded to its shippers in October 1997 in accordance with its rate case settlement.

Cash Flows From Investing Activities

   Capital expenditures of $299.8 million for the six months ended June 30, 1998 include $286.7 million for The Chicago Project and $10.0 million for linepack gas acquired from Northern Border Pipeline's shippers. The remaining capital expenditures for 1998 are primarily related to renewals and replacements of the existing facilities. For the comparable period in 1997, capital expenditures were $33.0 million, which included $31.1 million for The Chicago Project.

   Total capital expenditures for 1998 are estimated to be $652 million for The Chicago Project, $12 million for linepack gas and $14 million for renewals and replacements of the existing facilities. Northern Border Pipeline anticipates funding approximately 65% of its 1998 capital expenditures by borrowing on the Pipeline Credit Agreement. Funds required to meet the remainder of Northern Border Pipeline's capital expenditures will be provided primarily from capital contributions from the Partnership and minority interest holders. The Partnership intends to use a combination of proceeds from the sale of Common Units, capital contributions from its general partners and borrowings on the Partnership Credit Agreement to finance its capital contributions to Northern Border Pipeline. The Partnership anticipates selling additional Common Units to repay amounts borrowed on the Partnership Credit Agreement to finance capital contributions for The Chicago Project.

Cash Flows From Financing Activities

   Cash flows provided by financing activities were $187.0 million for the six months ended June 30, 1998, as compared to cash flows used in financing activities of $27.4 million for the comparable period in 1997. Cash distributions to the common and subordinated unitholders and the general partners increased $5.0 million reflecting the additional Common Units outstanding and an increase in the quarterly distribution from $0.55 per Unit to $0.575 per Unit. Net cash contributions received from minority interest holders were $49.2 million for the six months ended June 30, 1998, which included amounts needed to finance a portion of the capital expenditures for The Chicago Project, as compared to cash distributions of $19.9 million for the comparable period in 1997. Financing activities for 1998 reflect $7.5 million in net proceeds from the issuance of 225,000 Common Units and related capital contributions by the Partnership's general partners in January 1998. Additionally in the six months ended June 30, 1998, borrowings under the Pipeline Credit Agreement and Partnership Credit Agreement totaled $166.0 million and were used to finance a portion of the capital expenditures for The Chicago Project. For the comparable period in 1997, borrowings under the Pipeline Credit Agreement of $160.0 million were used primarily to retire amounts related to Northern Border Pipeline's existing bank loan and credit agreements of $137.5 million.

Year 2000

   As a result of computer programs being written using two digits rather than four to define the applicable year, computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If not corrected, many computer applications could fail or create erroneous results. The effects of the Year 2000 problem are compounded because of the interdependence of computer and telecommunication systems in the United States and throughout the world. This interdependence is true for the Partnership, its subsidiaries and their respective suppliers and customers. The Partnership and its subsidiaries are developing a coordinated plan to address Year 2000 problems (the "Plan"). The Plan includes taking inventory of the capabilities of its computer hardware and software and embedded chips; correcting problems to the maximum practicable extent; verifying and testing the corrections implemented; determining which aspects cannot be practicably remediated before January 1, 2000; communicating with outside entities to identify the progress made in modifying those systems which affect the Partnership and its subsidiaries ("Outside Systems"); and developing contingency plans to minimize the consequences of potential problems that have not been identified or cannot be remediated by that date. Management cannot at this time accurately estimate the total costs of implementing the Plan through January 1, 2000 and beyond, but those costs are not expected to be material to the Partnership's financial position or results of operations. Year 2000 costs are difficult to estimate accurately because of unanticipated vendor delays, technical difficulties, the impact of tests of Outside Systems and similar events. There can be no assurance that all Outside Systems will be adequately remediated so that they are Year 2000 ready by January 1, 2000, or that despite the Partnership's diligent, prudent efforts under its Plan, there are Year 2000-related failures that create substantial disruptions to the Partnership's business, which could have a material adverse impact on the Partnership's business.
Moreover, the estimated costs of implementing the Plan do not take into account the costs, if any, that might be incurred as a result of Year 2000-related failures that occur despite the Partnership's implementation of the Plan.

Information Regarding Forward Looking Statements

   The statements in this Quarterly Report that are not historical information are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements include the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Notes to Consolidated Financial Statements" on The Chicago Project and the discussions in "Year 2000". Although the Partnership believes that its expectations regarding future events are based on reasonable assumptions within the bounds of its knowledge of its business, it can give no assurance that its goals will be achieved or that its expectations regarding future developments will be realized. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include extreme weather conditions that could delay construction, the failure of vendors and contractors to adhere to contract delivery and timing specifications, political and regulatory developments that impact FERC and state utility commission proceedings, Northern Border Pipeline's success in sustaining its positions in such proceedings or the success of intervenors in opposing Northern Border Pipeline's positions, competitive developments by Canadian and U.S. natural gas transmission peers, political and regulatory developments in Canada and conditions of the capital markets and equity markets during the periods covered by the forward looking statements.

                   PART II. OTHER INFORMATION

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


ITEM 5. Other Information

   In May 1998, Northern Border Pipeline Company ("Northern Border Pipeline") announced that it plans to seek approval from the Federal Energy Regulatory Commission ("FERC") to extend its pipeline system into Indiana by November 2000 ("Project 2000"). In addition to providing incremental Canadian natural gas to U.S. markets, Project 2000 would afford shippers on the extended pipeline system access to industrial gas consumers in northern Indiana. Project 2000 capital expenditures are estimated at $165 million to $175 million. Northern Border Pipeline anticipates filing the FERC application for Project 2000 in the fall of 1998.

   In May 1998, the proposed Illinois-Wisconsin Express Project, a joint venture to develop a $220 million to $280 million pipeline to serve Northern Illinois and Wisconsin markets, was announced. An open season to determine interested shippers, specific market location and desired demand is planned for later this summer. The Partnership plans to participate in the joint venture.


ITEM 6. Exhibits and Reports on Form 8-K

(a)   Exhibits.

   None.

(b)   Reports on Form 8-K.

   None.

                           SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NORTHERN BORDER PARTNERS, L.P.
                              (A Delaware Limited Partnership)

Date:  August 12, 1998        By:  /s/ Jerry L. Peters
                              Jerry L. Peters
                              Chief Financial and Accounting
                                Officer