Form 10-Q
period 1998-09-30
NORTHERN BORDER PARTNERS LP
filed 1998-11-12
CIK 909281

UNITED STATES SECURITIES AND EXCHANGE
                           COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1998




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






                             1 of 18

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

                        TABLE OF CONTENTS




                                                            Page No.

PART I.   FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

       Consolidated Statement of Income -
          Three Months Ended September 30, 1998 and 1997
          and Nine Months Ended September 30, 1998 and 1997 3 Consolidated Balance Sheet - September 30, 1998
          and December 31, 1997                                 4
       Consolidated Statement of Cash Flows -
          Nine Months Ended September 30, 1998 and 1997         5
       Consolidated Statement of Changes in Partners'
          Capital - Nine Months Ended September 30, 1998        6
       Notes to Consolidated Financial Statements               7

   ITEM 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations       9

PART II.  OTHER INFORMATION

   ITEM 5.  Other Information                                  17

   ITEM 6.  Exhibits and Reports on Form 8-K                   17

                  PART I. FINANCIAL INFORMATION

                  ITEM 1. FINANCIAL STATEMENTS

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF INCOME
             (In Thousands, Except Per Unit Amounts)
                           (Unaudited)

                                     Three Months Ended      Nine Months Ended
                                        September 30,          September 30,
                                        1998      1997         1998       1997

OPERATING REVENUE                     $54,442   $52,738      $161,044   $147,453

OPERATING EXPENSES
 Operations and maintenance             8,275    10,625        28,221     26,266
 Depreciation and amortization         10,915    10,369        31,982     29,832
 Taxes other than income                5,530     6,007        17,752     18,045
    Operating expenses                 24,720    27,001        77,955     74,143

OPERATING INCOME                       29,722    25,737        83,089     73,310

INTEREST EXPENSE                       13,441     8,951        34,046     25,002

OTHER INCOME
 Allowance for funds used
   during construction
    Debt                                5,811     1,023        12,022      1,874
    Equity                              3,408       369         7,921        801
 Other income (expense), net              625       (87)        2,014      4,207

    Other income                        9,844     1,305        21,957      6,882

MINORITY INTERESTS IN NET INCOME        8,083     5,362        21,615     16,237

NET INCOME TO PARTNERS                $18,042   $12,729      $ 49,385   $ 38,953

NET INCOME PER UNIT                   $   .60   $   .47      $   1.65   $   1.45

NUMBER OF UNITS USED IN COMPUTATION    29,347    26,325        29,344     26,256



The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                         (In Thousands)
                           (Unaudited)

                                             September 30,    December 31,
ASSETS                                           1998             1997

CURRENT ASSETS
 Cash and cash equivalents                   $   43,001       $  106,757
 Accounts receivable                             18,709           19,919
 Materials and supplies, at cost                  4,564            4,458
 Under recovered cost of service                  1,381               --

   Total current assets                          67,655          131,134

TRANSMISSION PLANT
 Property, plant and equipment                2,228,814        1,749,862
 Less: Accumulated provision for
   depreciation and amortization                609,534          631,498

   Net property, plant and equipment          1,619,280        1,118,364

OTHER ASSETS                                     21,673           17,419

   Total assets                              $1,708,608       $1,266,917


LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
 Current maturities of long-term debt        $    2,732       $    2,523
 Accounts payable                               104,726           64,668
 Accrued taxes other than income                 21,920           20,508
 Accrued interest                                 6,922           10,766
 Over recovered cost of service                      --            4,601

   Total current liabilities                    136,300          103,066

LONG-TERM DEBT, net of current maturities       819,756          478,832

MINORITY INTERESTS IN PARTNERS' CAPITAL         236,777          174,424

RESERVES AND DEFERRED CREDITS                     9,857            9,867

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL
 General Partners                                10,119          10,015
 Common Units                                   400,233         394,587
 Subordinated Units                              95,566          96,126

   Total partners' capital                      505,918         500,728

   Total liabilities and partners' capital   $1,708,608      $1,266,917





The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In Thousands)
                           (Unaudited)

                                                     Nine Months Ended
                                                        September 30,
                                                       1998       1997

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income to partners                              $ 49,385   $ 38,953

 Adjustments to reconcile net income to partners
  to net cash provided by operating activities:
   Depreciation and amortization                       31,994     29,835
   Minority interests in net income                    21,615     16,237
   Provision for rate refunds                              --     40,403
   Allowance for equity funds used
    during construction                                (7,921)      (801)
   Changes in other current assets and liabilities     (7,155)    (1,326)
   Other                                               (4,201)       485

    Total adjustments                                  34,332     84,833

   Net cash provided by operating activities           83,717    123,786

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures for property, plant
   and equipment, net                                (485,086)   (69,887)
 Acquisition and consolidation of businesses               --      3,374
 Other                                                     --        465
 Net cash used in investing activities               (485,086)   (66,048)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash distributions to Unitholders and
   General Partners                                   (51,657)   (44,182)
 Contributions received from
   (distributions to) Minority Interests, net          40,738    (17,938)
 Issuance of partnership interests, net                 7,462         71
 Issuance of long-term debt                           343,000    160,000
 Long-term debt financing costs                           (63)      (682)
 Retirement of long-term debt                          (1,867)  (128,075)
 Repayment of note payable                                 --    (10,000)

 Net cash provided by
   (used in) financing activities                     337,613    (40,806)

NET CHANGE IN CASH AND CASH EQUIVALENTS               (63,756)    16,932

Cash and cash equivalents-beginning of period         106,757     41,390

Cash and cash equivalents-end of period              $ 43,001   $ 58,322



Supplemental Disclosures of Cash Flow Information:
 Cash paid for:
   Interest (net of amount capitalized)              $ 25,502   $ 29,449

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

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                         (In Thousands)
                           (Unaudited)

                                                                                Total
                                          General     Common    Subordinated   Partners'
                                          Partners    Units         Units      Capital

Partners' Capital at December 31, 1997    $10,015    $394,587      $96,126     $500,728

Net income to partners                        988      37,809       10,588       49,385

Issuance of partnership interests, net        149       7,387          (74)       7,462

Distributions to partners                  (1,033)    (39,550)     (11,074)     (51,657)

Partners' Capital at September 30, 1998   $10,119    $400,233      $95,566     $505,918






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

2. Property, plant and equipment balances include construction work in progress of approximately $649.2 million and $211.4 million at September 30, 1998 and December 31, 1997, respectively. Approximately $648.1 million and $197.9 million of construction work in progress at September 30, 1998 and December 31, 1997, respectively, represent project-to-date costs on Northern Border Pipeline's expansion and extension of its pipeline system from its current terminus near Harper, Iowa to a point near Manhattan, Illinois ("The Chicago Project"). At September 30, 1998 and December 31, 1997, respectively, approximately $84.1 million and $44.2 million of project costs incurred but not paid for The Chicago Project were recorded in accounts payable and property, plant and equipment on the consolidated balance sheet and were excluded from the changes in other current assets and liabilities and capital expenditures for property, plant and equipment, net on the consolidated statement of cash flows. The budgeted cost of The Chicago Project, as filed with the Federal Energy Regulatory Commission, is $839 million and it is expected to be ready for service in December 1998.

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

4. During September 1998, Northern Border Pipeline executed anticipatory hedge transactions with an aggregate notional amount of $150 million to lock in the interest rate for a planned issuance of fixed rate debt during 1999. The average effective interest rate on the transactions, based on ten-year U.S. Treasury Notes, is 4.90%. At September 30, 1998, the estimated fair value which would be payable to terminate the anticipatory hedge transactions, taking into account current interest rates, was approximately $5 million.

5. On October 19, 1998, the Partnership declared a cash distribution of $0.575 per unit for the third quarter ended September 30, 1998. The distribution is payable November 13, 1998, to unitholders of record as of October 30, 1998. The indicated annual distribution rate is $2.30 per unit.

6. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 - "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.
133), which establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, but may be implemented as of the beginning of any fiscal quarter after issuance. Adoption of the statement is not expected to have a material effect on the Partnership's consolidated financial position or results of operation.

7. Certain balances in the 1997 financial statements have been reclassified to be consistent with current presentation.

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

   In August 1997, after receiving final authorization from the FERC, Northern Border Pipeline commenced construction of facilities to expand and extend its pipeline system from its current terminus near Harper, Iowa to a point near Manhattan, Illinois ("The Chicago Project") (See Note 2 - Notes to Consolidated Financial Statements). Northern Border Pipeline is projecting completion of The Chicago Project in December 1998. The completion date is sensitive to weather conditions that would be adverse to construction activity or other problems in completing physical construction of the pipeline facilities. The budgeted cost of The Chicago Project, as filed with the FERC, is $839 million. As a result of certain events and conditions encountered during construction activities on The Chicago Project, Northern Border Pipeline expects the final cost of the project to exceed the budgeted cost currently on file with the FERC. In a settlement agreement in a recent rate case, Northern Border Pipeline agreed to a capital project cost containment mechanism which would limit its ability to include cost overruns in its rate base. However, the settlement agreement requires the budgeted cost be adjusted for costs attributable to changes in project scope, as defined by the settlement agreement. Northern Border Pipeline is in the process of evaluating ongoing construction activities on The Chicago Project for changes in project scope. Until the final cost of the project and the budgeted cost, as adjusted for changes in project scope, are determined, Northern Border Pipeline is unable to quantify what amounts, if any, could be excluded from rate base.

   As a result of acquisitions during 1997, the Partnership increased its ownership position in Black Mesa Holdings, Inc. and Black Mesa Pipeline Operations, L.L.C. (collectively "Black Mesa") to 100% and reflects Black Mesa in the Partnership's consolidated financial statements. Prior to June 1997, the Partnership's investment in Black Mesa had been accounted for using the equity method. Black Mesa, through a wholly-owned subsidiary, transports coal slurry through a 273-mile, 18-inch diameter pipeline (the "Black Mesa Pipeline") that originates at a coal mine in Kayenta, Arizona and ends at the 1,500 megawatt Mohave Power Station located in Laughlin, Nevada. Black Mesa Pipeline is the sole source of fuel for the Mohave plant. The capacity of Black Mesa Pipeline is fully contracted to the Mohave Power Station coal supplier through the year 2005. Williams Technologies, Inc. ("WTI"), a wholly-owned subsidiary of the Partnership and a leading consultant in slurry pipeline technology, is the operator of Black Mesa, pursuant to a management agreement.

Third Quarter 1998 Compared With Third Quarter 1997

   Operating revenue increased $1.7 million for the third quarter of 1998, as compared to the same period in 1997. Operating revenue for Northern Border Pipeline increased $1.6 million due primarily to returns on higher levels of invested equity.

   Operations and maintenance expense decreased $2.4 million for the third quarter of 1998, as compared to the same period in 1997, primarily due to a regulatory credit of $2.5 million recorded by Northern Border Pipeline in the third quarter of 1998. During the construction of The Chicago Project, Northern Border Pipeline has placed certain new facilities into service to maintain gas flow at firm contracted capacity while existing facilities are being modified. The regulatory credit offsets the increase in cost of service for the new facilities placed in service to date. Northern Border Pipeline is allowed to recover the regulatory credit from its shippers over a ten-year period commencing with the in-service date of The Chicago Project.

   Taxes other than income decreased $0.5 million for the third quarter of 1998, as compared to the same period in 1997, primarily due to true-ups made in 1998 for prior year ad valorem taxes and lower estimated current year ad valorem taxes for Northern Border Pipeline.

   Interest expense increased $4.5 million for the third quarter of 1998, as compared to the same period in 1997. Interest expense attributable to Northern Border Pipeline and the Partnership increased $4.6 million due primarily to an increase in average debt outstanding, reflecting amounts borrowed to finance a portion of the capital expenditures for The Chicago Project.

   Other income increased $8.5 million for the third quarter of 1998, as compared to the same period in 1997. The increase was primarily due to a $7.8 million increase in the debt and equity allowance for funds used during construction. The increase in the allowance for funds used during construction primarily relates to Northern Border Pipeline's expenditures for The Chicago Project (See "Cash Flows From Investing Activities").

Nine Months September 30, 1998 Compared With Nine Months Ended
September 30, 1997

   Operating revenue increased $13.6 million for the nine months ended September 30, 1998, as compared to the same period in 1997. Operating revenue from the combined operations of Black Mesa and WTI was $15.6 million in 1998 as compared to $7.1 million in 1997, which represented four months of revenue. Operating revenue attributable to Northern Border Pipeline increased $5.1 million due primarily to returns on higher levels of invested equity.

   Operations and maintenance expense increased $2.0 million for the nine months ended September 30, 1998, as compared to the same period in 1997. Operations and maintenance expense from the combined operations of Black Mesa and WTI was $10.4 million in 1998 as compared to $4.4 million in 1997, which represented four months of expense. Operations and maintenance expense attributable to Northern Border Pipeline decreased $4.1 million primarily due to a regulatory credit recorded in 1998. During the construction of The Chicago Project, Northern Border Pipeline has placed certain new facilities into service to maintain gas flow at firm contracted capacity while existing facilities are being modified. A regulatory credit of approximately $4.7 million, recorded in the nine months ended September 30, 1998, offsets the increase in cost of service for the new facilities placed in service to date. Northern Border Pipeline is allowed to recover the regulatory credit from its shippers over a ten-year period commencing with the in-service date of The Chicago Project.

   Depreciation and amortization expense increased $2.2 million for the nine months ended September 30, 1998, as compared to the same period in 1997. Depreciation and amortization expense from the combined operations of Black Mesa and WTI was $1.9 million in 1998 as compared to $0.8 million in 1997, which represented four months of expense. Depreciation and amortization expense attributable to Northern Border Pipeline increased $1.1 million primarily due to facilities that were placed in service in 1998.

   Interest expense increased $9.0 million for the nine months ended September 30, 1998, as compared to the same period in 1997. Interest expense attributable to Northern Border Pipeline and the Partnership increased $8.1 million due primarily to an increase in average debt outstanding, reflecting amounts borrowed to finance a portion of the capital expenditures for The Chicago Project. The remainder of the increase in interest expense is from the combined operations of Black Mesa and WTI, which was $1.7 million for 1998 as compared to $0.8 million for four months in 1997.

   Other income increased $15.1 million for the nine months ended September 30, 1998, as compared to the same period in 1997. The increase was primarily due to a $17.3 million increase in the debt and equity allowance for funds used during construction.
The increase in the allowance for funds used during construction primarily relates to Northern Border Pipeline's expenditures for The Chicago Project (See "Cash Flows From Investing Activities"). Other income for 1997 included $2.8 million received by Northern Border Pipeline for vacating certain microwave frequency bands.

Liquidity and Capital Resources

General

   In June 1997, Northern Border Pipeline entered into a credit agreement ("Pipeline Credit Agreement") with certain financial institutions to borrow up to an aggregate principal amount of $750 million. The Pipeline Credit Agreement is comprised of a $200 million five-year revolving credit facility to be used for the retirement of Northern Border Pipeline's bank loan agreements and for general business purposes, and a $550 million three-year revolving credit facility to be used for the construction of The Chicago Project. The three-year revolving credit facility may, if certain conditions are met, be converted to a term loan maturing in June 2002. At September 30, 1998, $127.5 million and $346.5 million had been borrowed on the five-year and three-year revolving credit facilities, respectively.

   In November 1997, the Partnership entered into a credit agreement ("Partnership Credit Agreement") with certain financial institutions to borrow up to an aggregate principal amount of $175 million under a revolving credit facility. The Partnership Credit Agreement is to be used for interim funding of the Partnership's required capital contributions to Northern Border Pipeline for construction of The Chicago Project. The amount available under the Partnership Credit Agreement is reduced to the extent the Partnership issues additional limited partner interests to fund the Partnership's capital contributions for The Chicago Project in excess of $25 million. The public offerings of Common Units discussed in the following paragraph reduced the amount available under the Partnership Credit Agreement to $104 million. After The Chicago Project has been placed in service, the Partnership Credit Agreement allows the Partnership to borrow any undrawn amounts up to an aggregate principal amount of $40 million for general business purposes. The maturity date of the Partnership Credit Agreement will be November 2000 if Northern Border Pipeline converts its $550 million three-year revolving credit facility to a term loan; otherwise the maturity date is June 2000. At September 30, 1998, $78 million had been borrowed on the Partnership Credit Agreement.

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

Cash Flows From Operating Activities

   Cash flows provided by operating activities decreased $40.1 million to $83.7 million for the nine month period ended September 30, 1998, as compared to the same period in 1997. Operating activities for the 1997 period included $40.4 million collected by Northern Border Pipeline that was subsequently refunded to its shippers in October 1997 in accordance with its rate case settlement.

Cash Flows From Investing Activities

   Capital expenditures of $485.1 million for the nine months ended September 30, 1998 include $474.4 million for The Chicago Project and $10.0 million for linepack gas acquired from Northern Border Pipeline's shippers. The remaining capital expenditures for 1998 are primarily related to renewals and replacements of the existing facilities. For the comparable period in 1997, capital expenditures were $69.9 million, which included $57.2 million for The Chicago Project.

   Total capital expenditures for 1998 are estimated to be $683 million for The Chicago Project, $12 million for linepack gas and $10 million for renewals and replacements of the existing facilities. Northern Border Pipeline anticipates funding approximately 65% of its 1998 capital expenditures by borrowing on the Pipeline Credit Agreement. Funds required to meet the remainder of Northern Border Pipeline's capital expenditures will be provided primarily from capital contributions from the Partnership and minority interest holders. The Partnership intends to use a combination of proceeds from the sale of Common Units, capital contributions from its general partners and borrowings on the Partnership Credit Agreement to finance its capital contributions to Northern Border Pipeline. The Partnership anticipates selling additional Common Units to repay amounts borrowed on the Partnership Credit Agreement to finance capital contributions for The Chicago Project.

Cash Flows From Financing Activities

   Cash flows provided by financing activities were $337.6 million for the nine months ended September 30, 1998, as compared to cash flows used in financing activities of $40.8 million for the comparable period in 1997. Cash distributions to the common and subordinated unitholders and the general partners increased $7.5 million reflecting the additional Common Units outstanding and an increase in the quarterly distribution from $0.55 per Unit to $0.575 per Unit. Net cash contributions received from minority interest holders were $40.7 million for the nine months ended September 30, 1998, which included amounts needed to finance a portion of the capital expenditures for The Chicago Project, as compared to net cash distributions of $17.9 million for the comparable period in 1997. Financing activities for 1998 reflect $7.5 million in net proceeds from the issuance of 225,000 Common Units and related capital contributions by the Partnership's general partners in January 1998. Additionally in the nine months ended September 30, 1998, borrowings under the Pipeline Credit Agreement and Partnership Credit Agreement totaled $343.0 million and were used to finance a portion of the capital expenditures for The Chicago Project. For the comparable period in 1997, borrowings under the Pipeline Credit Agreement of $160.0 million were used primarily to retire amounts related to Northern Border Pipeline's existing bank loan and credit agreements of $137.5 million.

Year 2000

   The Partnership and its subsidiaries, similar to most businesses, rely heavily on information systems technology to operate in an efficient and effective manner. Much of this technology takes the form of computers and associated hardware for data processing and analysis, but, in addition, a great deal of information processing technology is embedded in microelectronic devices. The Year 2000 problem results from the use in computer hardware and software of two digits rather than four digits to define the applicable year. As a result, computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If not corrected, many computer applications could fail or create erroneous results. The effects of the Year 2000 problem are compounded because of the interdependence of computer and telecommunication systems in the United States and throughout the world. This interdependence is true for the Partnership, its subsidiaries and their respective suppliers and customers.

   The Partnership and its subsidiaries have developed a plan, which will be modified as events warrant, to address Year 2000 problems (the "Plan"). The aim of the Plan is to take reasonable steps to prevent mission-critical functions from being impaired due to the Year 2000 problem. "Mission-critical" functions are those critical functions whose loss would cause an immediate stoppage of or significant impairment to major business areas
(a major business area is one of material importance to the Partnership's and its subsidiaries' businesses). The Partnership and its subsidiaries are committed to allocating the resources necessary to implement the Plan. A core team of employees has been established to implement the Plan ("the Y2K Team"). The
Plan includes developing a comprehensive component inventory of computer hardware, software, embedded chips and third-party interfaces; assessing the risk of non-compliance of each component; identifying the impact of any component failure; assessing Year 2000 compliance of each component; identifying and implementing solutions for non-compliance of components; testing of solutions implemented; and developing contingency plans for critical components and systems. The Y2K Team expects to complete development of the component inventory during the fourth quarter of 1998. The testing of components related to computer hardware, software and embedded chips, remediation of problems identified and testing of corrections made, to the maximum practical extent, is planned to be completed by the first quarter of 1999.

   The Plan recognizes that the computer, telecommunications and other systems ("Outside Systems") of outside entities ("Outside Entities") have the potential for major, mission-critical, adverse effects on the conduct of the Partnership's and its subsidiaries' businesses. The Partnership and its subsidiaries do not have control of these Outside Systems. However, the Plan includes an ongoing process of identifying and contacting Outside Entities whose systems have or may have a substantial effect on the Partnership's and its subsidiaries' ability to continue to conduct the mission-critical aspects of their businesses without disruption from Year 2000 problems. The Plan envisions the Partnership and its subsidiaries attempting to inventory and assess the extent to which these Outside Systems may not be Year 2000 compatible. The Y2K Team will attempt reasonably to coordinate with these Outside Entities in an ongoing effort to obtain assurances these Outside Systems will be Year 2000 compatible well before January 1, 2000.

   It is important to recognize that the process of inventorying, assessing, analyzing, converting (where necessary), testing, and developing contingency plans for mission-critical items in anticipation of the Year 2000 event are necessarily iterative processes. That is, the steps are repeated as the Y2K Team learns more about the Year 2000 problem and its effects on internal systems and on Outside Systems, and about the effects that embedded chips may have on the Partnership's and its subsidiaries' systems and Outside Systems. As the steps are repeated, it is likely that new problems will be identified and addressed. The Partnership and its subsidiaries anticipate that they will continue with these processes through January 1, 2000 and, if necessary based on experience, into the Year 2000 in order to assess and remediate problems that reasonably can be identified only after the start of the new century.

   As part of the implementation of the Plan, the Y2K Team will develop a contingency plan to minimize the consequences of potential problems that have not been identified or that cannot be remediated before January 1, 2000. The contingency plan will concentrate on those areas that are essential to continuing business operations and/or safety of the public and company personnel. These areas include, but are not limited to, systems that are used to operate and control the pipeline system and enable the physical transportation of natural gas. The contingency plans include the creation of teams that will be standing by on the eve of the new millennium, prepared to respond rapidly and otherwise as necessary to mission-critical Year 2000-related problems as soon as they become known. The composition of teams that are assigned to deal with Year 2000 problems will vary according to the nature, mission-criticality, and location of the problem.

   The Partnership and its subsidiaries have not incurred material historical costs associated with the Year 2000 issue. Further, the Partnership and its subsidiaries anticipate that their future costs of implementing the Plan will not be material. Although management believes its estimates are reasonable, there can be no assurance, for the reasons stated in the following paragraph, that the actual costs of implementing the Plan will not differ materially from the estimated costs or that the Partnership and its subsidiaries will not be adversely affected by Year 2000 issues.

   The extent and magnitude of the Year 2000 problem as it may affect the Partnership and its subsidiaries, both before and for some period after January 1, 2000, are difficult to predict or quantify for a number of reasons. Among the most important is the potential complexity of locating embedded microprocessors that may be in a great variety of hardware used for process or flow control, environmental, transportation, access, communications and other systems. The Partnership and its subsidiaries believe that they will be able to identify and remediate critical systems containing embedded microprocessors or will have contingency plans to deal with these systems. Other important difficulties relate to the lack of control over and difficulty inventorying, assessing, remediating, verifying and testing Outside Systems; the complexity of evaluating all software (computer code) internal to the Partnership and its subsidiaries that may not be Year 2000 compatible; and the potential limited availability of certain necessary internal or external resources, including but not limited to trained hardware and software engineers, technicians and other personnel to perform adequate remediation, verification and testing of internal systems or Outside Systems. Year 2000 costs are difficult to estimate accurately because of unanticipated vendor delays, technical difficulties, the impact of tests of Outside Systems, and similar events. There can be no assurance for example that all Outside Systems will be adequately remediated so that they are Year 2000 ready by January 1, 2000, or by some earlier date, so as not to create a material disruption to business. If, despite diligent, prudent efforts under its Year 2000 course of action being pursued, there are Year 2000-related failures that create substantial disruptions to the Partnership and its subsidiaries' businesses, the adverse impact could be material. Moreover, the estimated costs of pursuing the current course of action do not take into account the costs, if any, that might be incurred as a result of Year 2000-related failures that occur despite implementation of the Plan, as it may be modified over time.

Information Regarding Forward Looking Statements

   The statements in this Quarterly Report that are not historical information are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements include the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Notes to Consolidated Financial Statements" on The Chicago Project and the discussions in "Year 2000". Although the Partnership believes that its expectations regarding future events are based on reasonable assumptions within the bounds of its knowledge of its business, it can give no assurance that its goals will be achieved or that its expectations regarding future developments will be realized. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include weather conditions that would be adverse to construction, the failure of vendors and contractors to adhere to contract delivery and timing specifications, political and regulatory developments that impact FERC proceedings, Northern Border Pipeline's success in sustaining its positions in such proceedings or the success of intervenors in opposing Northern Border Pipeline's positions, competitive developments by Canadian and U.S. natural gas transmission peers, political and regulatory developments in Canada and conditions of the capital markets and equity markets during the periods covered by the forward looking statements.

                   PART II. OTHER INFORMATION

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


ITEM 5. Other Information

   In October 1998, Northern Border Pipeline Company ("Northern Border Pipeline") filed a certificate application with the Federal Energy Regulatory Commission ("FERC") to seek approval to expand and extend its pipeline system into Indiana by November 2000 ("Project 2000"). In addition to providing incremental Canadian natural gas to U.S. markets, Project 2000 would afford shippers on the extended pipeline system access to industrial gas consumers in northern Indiana. Project 2000 capital expenditures are estimated at $190 million and, with timely approval from the FERC, Northern Border Pipeline anticipates construction activities to begin in late 1999.

   In its Quarterly Report on Form 10-Q for the period ended June 30, 1998, Northern Border Partners, L.P. (the "Partnership") indicated that it planned to participate in a joint venture, the proposed Illinois-Wisconsin Express Project, to develop a $220 million to $280 million pipeline to serve Northern Illinois and Wisconsin markets. The parties to the joint venture have mutually decided not to pursue this particular project.

   In November 1998, Northern Plains Natural Gas Company
("Northern Plains"), a wholly-owned subsidiary of Enron Corp. ("Enron") and a general partner of the Partnership, signed a definitive agreement to acquire Pan Border Gas Company ("Pan Border") from subsidiaries of Duke Energy Corporation.
The closing of this transaction, which is expected to occur on or prior to December 31, 1998, is conditioned upon customary closing conditions, including expiration or early termination of the waiting period under the Hart-Scott-Rodino Act. The agreement may be terminated by the parties, if the transaction does not close by December 31, 1998. At closing, Pan Border's assets will consist of general partnership interests in the Partnership. Collectively, all general partners in the Partnership hold an aggregate 2% general partner interst in the Partnership. After closing, the combined general partner interest of Enron (through Northern Plains and Pan Border) will be 1.65%, resulting in an 82.5% voting interest on the Partnership Policy Committee, the governing body of the Partnership, and Enron will effectively have control of the Partnership. The remaining general partner of the Partnership is Northwest Border Pipeline Company, a wholly-owned subsidiary of The Williams Companies, Inc. ("Williams"). With respect to Northern Border Pipeline, the voting interest of Enron, Williams and TransCanada PipeLines Ltd. (through their subsidiaries) on the Northern Border Pipeline Management Committee will be 57.75%, 12.25% and 30%, respectively. Generally, the Northern Border Pipeline Management Committee acts by majority vote, although unanimity is required with respect to certain matters, such as expansions or extensions of the pipeline system, settlement of rate cases and changes in Northern Border Pipeline's cash distribution policy.

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


                              NORTHERN BORDER PARTNERS, L.P.
                              (A Delaware Limited Partnership)

Date:  November 12, 1998      By:  JERRY L. PETERS
                                   Jerry L. Peters
                                   Chief Financial and Accounting
                                    Officer