Form 10-K/A
period 1998-12-31
NORTHERN BORDER PARTNERS LP
filed 1999-03-24
CIK 909281

UNITED STATES SECURITIES AND EXCHANGE
                         COMMISSION
                   WASHINGTON, D.C.  20549
                   _______________________
                       Amendment No. 1
                       F O R M 10-K/A

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

                          PART III

ITEM 12, ITEM 13 AND ITEM 14 TO THE REGISTRANT'S ANNUAL
REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31,
1998 ARE HEREBY AMENDED AND RESTATED IN THEIR ENTIRETY AS
SET FORTH BELOW.

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

                               Amount and Nature of Beneficial
                                          Ownership
                                        Common Units
                                     Number      Percent
                                    of Units1/   of Class

Larry L. DeRoin                       10,000          *
Jerry L. Peters                        1,300          *
Stanley C. Horton                          -
Brian E. O'Neill                           -
Daniel P. Whitty                           -
Gerald B. Smith                            -
The Williams Companies, Inc.2/     1,123,500        3.8
  One Williams Center
  Tulsa, OK  74101-3288
Enron Corp.2/
  1400 Smith Street
  Houston, TX   77002              3,210,000       10.9
Duke Energy Corp.2/
  422 So. Church St.
  Charlotte, NC  88242-0001        2,086,500        7.1

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

     The Partnership, the General Partners and TransCanada have entered into an agreement relating to a proposed public offering by a TransCanada affiliate. On December 30, 1998, TC PipeLines, LP ("TCP") filed a registration statement with the SEC indicating that it intends to make a public offering of its limited partner interests and stating that initially its only substantial asset will be the 30% general partner interest in Northern Border Pipeline now owned by subsidiaries of TransCanada. On March 18, 1999, the Partnership, Northern Border Pipeline, the General Partners, TCP and the TransCanada subsidiaries entered into an agreement that provides for, among other things, the consent to the transfer of TransCanada's 30% general partner interest to TCP or its subsidiary upon the closing of the public offering contemplated by TCP's registration statement. The agreement also provides that, upon the closing of the TCP public offering, TransCanada will return to the General Partners the $11 million that the General Partners paid to TransCanada in 1993 upon closing of the Partnership's initial public offering. That amount was paid by the General Partners at the time of closing of the Partnership's initial public offering in connection with obtaining TransCanada's consent to the transfer to the Partnership by the General Partners of their 70% general partner interest in Northern Border Pipeline.

     Also pursuant to the agreement entered into on March
18, 1999, the Partnership and the TransCanada subsidiaries agreed to amend the partnership agreement for Northern
Border Pipeline to provide that TransCanada, its affiliates and their transferees will not have any duty to offer business opportunities to Northern Border Pipeline, with certain exceptions. The amendment will also relieve the Partnership from any duty to offer to Northern Border
Pipeline certain business opportunities that come to the Partnership's attention.

                           PART IV


Item 14.  Exhibits, Financial Statement Schedules, and
Reports on Form 8-K


     (a)(1) and (2) Financial Statements and Financial
     Statement Schedules

     See "Index to Financial Statements" set forth on page F-1.

     (a)(3) Exhibits

    * 3.1    Form of Amended and Restated
             Agreement of Limited Partnership of
             Northern Border Partners, L.P.
             (Exhibit 3.1 No. 2 to the
             Partnership's Form S-1 Registration
             Statement, Registration No. 33-66158
             ("Form S-1")).
    *10.1    Form of Amended and Restated
             Agreement of  Limited Partnership
             For Northern Border Intermediate
             Limited Partnership (Exhibit 10.1 to
             Form S-1).
    *10.2    Northern Border Pipeline Company
             General Partnership Agreement
             between Northern Plains Natural Gas
             Company, Northwest Border Pipeline
             Company, Pan Border Gas Company,
             TransCanada Border Pipeline Ltd. and
             TransCan Northern Ltd., effective
             March 9, 1978, as amended (Exhibit
             10.2 to Form S-1).
    *10.3    Operating Agreement between Northern
             Border Pipeline Company and Northern
             Plains Natural Gas Company, dated
             February 28, 1980 (Exhibit 10.3 to
             Form S-1).
    *10.4    Administrative Services Agreement
             between NBP Services Corporation,
             Northern Border Partners, L.P. and
             Northern Border Intermediate Limited
             Partnership (Exhibit 10.4 to Form S-1).
    *10.5    Note Purchase Agreement between
             Northern Border Pipeline Company and
             the parties listed therein, dated
             July 15, 1992 (Exhibit 10.6 to Form S-1).
    *10.5.1  Supplemental Agreement to the Note
             Purchase Agreement dated as of June
             1, 1995 (Exhibit 10.6.1 to the
             Partnership's Annual Report on Form
             10-K for the year ended December 31,
             1995 ("1995 10-K")).
    *10.6    Guaranty made by Panhandle Eastern
             Pipeline Company, dated October 31,
             1992 (Exhibit 10.9 to Form S-1).
    *10.7    Northern Border Pipeline Company
             U.S. Shippers Service Agreement
             between Northern Border Pipeline
             Company and Enron Gas Marketing,
             Inc., dated June 22, 1990 (Exhibit
             10.10 to Form S-1).
    *10.7.1  Amended Exhibit A to Northern Border
             Pipeline Company U.S. Shippers
             Service Agreement between Northern
             Border Pipeline Company and Enron
             Gas Marketing, Inc. (Exhibit 10.10.1
             to the Partnership's Annual Report
             on Form 10-K for the year ended
             December 31, 1993 ("1993 10-K")).
    *10.7.2  Amended Exhibit A to Northern Border
             Pipeline U.S. Shippers Service
             Agreement between Northern Border
             Pipeline Company and Enron Gas
             Marketing, Inc., effective November
             1, 1994 (Exhibit 10.10.2 to the
             Partnership's Annual Report on Form
             10-K for the year ended December 31,
             1994).
    *10.7.3  Amended Exhibit A's to Northern
             Border Pipeline Company U.S. Shipper
             Service Agreement effective, August
             1, 1995 and November 1, 1995
             (Exhibit 10.10.3 to 1995 10-K).
    *10.7.4  Amended Exhibit A to Northern Border
             Pipeline Company U.S. Shipper
             Service Agreement effective April l,
             1998 (Exhibit 10.10.4 to the
             Partnership's Annual Report on Form
             10-K for the year ended December 31,
             1997 ("1997 10-K")).
    *10.8    Guaranty made by Northern Natural
             Gas Company, dated October 7, 1993
             (Exhibit 10.11.1 to 1993 10-K).
    *10.9    Guaranty made by Northern Natural
             Gas Company, dated October 7, 1993
             (Exhibit 10.11.2 to 1993 10-K)
    *10.10   Northern Border Pipeline Company
             U.S. Shippers Service Agreement
             between Northern Border Pipeline
             Company and Western Gas Marketing
             Limited, as agent for TransCanada
             PipeLines Limited, dated December
             15, 1980 (Exhibit 10.13 to Form S-1).
    *10.10.1 Amendment to Northern Border
             Pipeline Company Service Agreement
             extending the term effective
             November 1, 1995 (Exhibit 10.13.1 to
             1995 10-K).
    *10.11   Form of Seventh Supplement Amending
             Northern Border Pipeline Company
             General Partnership Agreement
             (Exhibit 10.15 to Form S-1).
    *10.12   Northern Border Pipeline Company
             U.S. Shippers Service Agreement
             between Northern Border Pipeline
             Company and Transcontinental Gas
             Pipe Line Corporation, dated July
             14, 1983, with Amended Exhibit A
             effective February 11, 1994 (Exhibit
             10.17 to 1995 10-K).
    *10.13   Form of Credit Agreement among
             Northern Border Pipeline Company,
             The First National Bank of Chicago,
             as Administrative Agent, The First
             National Bank of Chicago, Royal Bank
             of Canada, and Bank of America
             National Trust and Savings
             Association, as Syndication Agents,
             First Chicago Capital Markets, Inc.,
             Royal Bank of Canada, and
             BancAmerica Securities, Inc, as
             Joint Arrangers and Lenders (as
             defined therein) dated as of June
             16, 1997 (Exhibit 10(c) to Amendment
             No. 1 to Form S-3, Registration
             Statement No. 333-40601 ("Form S-
             3")).
    *10.14   Form of Credit Agreement among
             Northern Border Partners, L.P.,
             Canadian Imperial Bank of Commerce,
             as Agent and Lenders (as defined
             therein) dated as of November 6,
             1997 (Exhibit 10(d) to Amendment No.
             1 to Form S-3).
    *10.15   Northern Border Pipeline Company
             U.S. Shippers Service Agreement
             between Northern Border Pipeline
             Company and Enron Capital & Trade
             Resources Corp. dated October 15,
             1997 (Exhibit 10.21 to 1997 10-K).
    *10.16   Northern Border Pipeline Company
             U.S. Shippers Service Agreement
             between Northern Border Pipeline
             Company and Enron Capital & Trade
             Resources Corp. dated October 15,
             1997 (Exhibit 10.22 to 1997 10-K).
    *10.17   Northern Border Pipeline Company
             U.S. Shippers Service Agreement
             between Northern Border Pipeline
             Company and Enron Capital & Trade
             Resources Corp. dated August 5, 1997
             with Amendment dated September 25,
             1997 (Exhibit 10.25 to 1997 10-K).
    *10.18   Northern Border Pipeline Company
             U.S. Shippers Service Agreement
             between Northern Border Pipeline
             Company and Enron Capital & Trade
             Resources Corp. dated August 5, 1997
             (Exhibit 10.26 to 1997 10-K).
    *10.19   Northern Border Pipeline Company
             U.S. Shippers Service Agreement
             between Northern Border Pipeline
             Company and TransCanada Gas Services
             Inc., as agent for TransCanada
             PipeLines Limited dated August 5,
             1997 (Exhibit 10.27 to 1997 10-K).
    *10.20   Northern Border Pipeline Company
             U.S. Shippers Service Agreement
             between Northern Border Pipeline
             Company and TransCanada Gas Services
             Inc., as agent for TransCanada
             PipeLines Limited dated August 5,
             1997 (Exhibit 10.28 to 1997 10-K).
     10.21   Northern Border Pipeline Company
             Agreement among Northern Plains
             Natural Gas Company, Pan Border Gas
             Company, Northwest Border Pipeline
             Company, TransCanada Border PipeLine
             Ltd., TransCan Northern Ltd.,
             Northern Border Intermediate Limited
             Partnership, Northern Border
             Partners, L.P., and the Management
             Committee of Northern Border
             Pipeline, dated as of March 17, 1999.
     21      The subsidiaries of Northern Border
             Partners, L.P. are Northern Border
             Intermediate Limited Partnership,
             Northern Border Pipeline Company,
             Black Mesa Holdings, Inc., Black
             Mesa Pipeline, Inc., Black Mesa
             Pipeline Operations L.L.C. Williams
             Technologies, Inc. and Williams
             Technologies L.L.C.
    *23.01   Consent of Arthur Andersen LLP (Exhibit
             23.01 to the Partnership's Annual
             Report on Form 10-K for the year
             ended December 31, 1998).
    *99.1    Northern Plains Natural Gas Company
             Phantom Unit Plan (Exhibit 99.1 to
             Form S-8, Registration No. 333-
             66949).
    *Indicates exhibits incorporated by reference as indicated; all other exhibits are filed herewith.

     (b)Reports
     No reports on Form 8-K were filed by the Partnership during the last quarter of 1998.

                           SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A amending it's Annual Report on Form 10-K for the fiscal year ended
December 31, 1998 to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of March, 1999.


                              NORTHERN BORDER PARTNERS, L.P.
                              (A Delaware Limited Partnership)




                              By:  LARRY L. DEROIN
                                   Larry L. DeRoin
                                   Chief Executive Officer



   Pursuant to the requirements of the Securities Exchange Act of 1934 this Form 10-K/A amending it's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 has been signed below by the following persons in the capacities and on the dates indicated.

   Signature                  Title                         Date



   LARRY L. DEROIN       Chief Executive Officer and     March 24, 1999
   Larry L. DeRoin       Chairman of the Partnership
                         Policy Committee
                         (Principal Executive Officer)



   STANLEY C. HORTON     Member of Partnership Policy    March 24, 1999
   Stanley C. Horton     Committee



   BRIAN E. O'NEILL      Member of Partnership Policy    March 24, 1999
   Brian E. O'Neill      Committee



   JERRY L. PETERS       Chief Financial and             March 24, 1999
   Jerry L. Peters       Accounting Officer