Form 10-Q
period 1999-01-31
NORTHERN BORDER PARTNERS LP
filed 1999-04-30
CIK 909281

UNITED STATES SECURITIES AND EXCHANGE
                           COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1999




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

                        TABLE OF CONTENTS




                                                            Page No.
PART I.   FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

       Consolidated Statement of Income -
          Three Months Ended March 31, 1999 and 1998            3
       Consolidated Balance Sheet - March 31, 1999
          and December 31, 1998                                 4
       Consolidated Statement of Cash Flows -
          Three Months Ended March 31, 1999 and 1998            5
       Consolidated Statement of Changes in Partners'
          Capital - Three Months Ended March 31, 1999           6
       Notes to Consolidated Financial Statements               7

   ITEM 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations       9

   ITEM 3.  Quantitative and Qualitative Disclosures About
            Market Risk                                        16

PART II.  OTHER INFORMATION

   ITEM 6.  Exhibits and Reports on Form 8-K                   17

                  PART I. FINANCIAL INFORMATION

                  ITEM 1. FINANCIAL STATEMENTS

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF INCOME
             (In Thousands, Except Per Unit Amounts)
                           (Unaudited)

                                            Three Months Ended
                                                 March 31,
                                              1999      1998

OPERATING REVENUES                          $78,895   $52,820

OPERATING EXPENSES
 Operations and maintenance                  12,763    10,582
 Depreciation and amortization               13,449    10,420
 Taxes other than income                      7,635     6,168

   Operating expenses                        33,847    27,170

OPERATING INCOME                             45,048    25,650

INTEREST EXPENSE
 Interest expense                            16,258     9,791
 Interest expense capitalized                   (14)   (2,726)

   Interest expense, net                     16,244     7,065

OTHER INCOME
 Allowance for equity funds used
   during construction                           16     1,625
 Other income, net                            1,905       802

    Other income                              1,921     2,427

MINORITY INTERESTS IN NET INCOME              9,094     6,079

NET INCOME TO PARTNERS                      $21,631   $14,933

NET INCOME PER UNIT                         $   .72   $   .50

NUMBER OF UNITS USED IN COMPUTATION          29,347    29,338



The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                         (In Thousands)
                           (Unaudited)

                                               March 31,   December 31,
ASSETS                                           1999          1998

CURRENT ASSETS
 Cash and cash equivalents                   $   50,058    $   41,042
 Accounts receivable                             31,196        21,547
 Materials and supplies, at cost                  3,721         4,189
 Under recovered cost of service                     --         2,781

   Total current assets                          84,975        69,559

TRANSMISSION PLANT
 Property, plant and equipment                2,385,707     2,345,700
 Less: Accumulated provision for
   depreciation and amortization                627,793       615,224

   Net property, plant and equipment          1,757,914     1,730,476

OTHER ASSETS                                     25,292        25,731

   Total assets                              $1,868,181    $1,825,766


LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
 Current maturities of long-term debt        $    2,880    $    2,805
 Accounts payable                                29,485        46,032
 Accrued taxes other than income                 22,511        20,140
 Accrued interest                                 8,187        12,462
 Over recovered cost of service                     509            --

   Total current liabilities                     63,572        81,439

LONG-TERM DEBT, net of current maturities     1,033,278       974,027

MINORITY INTERESTS IN PARTNERS' CAPITAL         250,721       253,031

RESERVES AND DEFERRED CREDITS                     9,843         9,843

PARTNERS' CAPITAL
 General Partners                                10,215        10,148
 Common Units                                   500,552       401,388
 Subordinated Units                                  --        95,890

   Total partners' capital                      510,767       507,426

   Total liabilities and partners' capital   $1,868,181    $1,825,766


The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In Thousands)
                           (Unaudited)

                                                   Three Months Ended
                                                        March 31,
                                                     1999      1998

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income to partners                            $ 21,631   $ 14,933

 Adjustments to reconcile net income to partners
  to net cash provided by operating activities:
   Depreciation and amortization                     13,452     10,423
   Minority interests in net income                   9,094      6,079
   Changes in components of working capital          (7,619)      (586)
   Other                                                194     (1,777)

      Total adjustments                              15,121     14,139

   Net cash provided by operating activities         36,752     29,072

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures for property, plant
   and equipment, net                               (57,368)  (103,912)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash distributions to Unitholders and
   General Partners                                 (18,290)   (17,219)
 (Distributions to) contributions received
   from Minority Interests, net                     (11,404)    18,147
 Issuance of partnership interests, net                  --      7,462
 Issuance of long-term debt                          65,000     10,000
 Retirement of long-term debt                        (5,674)      (606)

   Net cash provided by financing activities         29,632     17,784

NET CHANGE IN CASH AND CASH EQUIVALENTS               9,016    (57,056)

Cash and cash equivalents-beginning of period        41,042    106,757

Cash and cash equivalents-end of period            $ 50,058   $ 49,701



Supplemental Disclosures of Cash Flow Information:
 Cash paid for:
   Interest (net of amount capitalized)            $ 20,405   $ 12,101



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

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                         (In Thousands)
                           (Unaudited)


                                                                               Total
                                         General     Common    Subordinated   Partners'
                                         Partners    Units        Units       Capital

Partners' Capital at December 31, 1998   $10,148    $401,388     $95,890      $507,426

Subordinated Units converted to
 Common Units                                 --      95,890     (95,890)           --

Net income to partners                       455      21,176          --        21,631

Distributions to partners                   (388)    (17,902)         --       (18,290)

Partners' Capital at March 31, 1999      $10,215    $500,552     $    --      $510,767


The accompanying notes are an integral part of this consolidated financial statement.

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated financial statements included herein have been prepared by Northern Border Partners, L.P. (the "Partnership") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Partnership believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998.

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

2. In October 1998, Northern Border Pipeline filed a certificate application with the Federal Energy Regulatory Commission ("FERC") to seek approval to expand and extend its pipeline system into Indiana by November 2000 ("Project 2000"). If approved and constructed, Project 2000 would afford shippers on the extended pipeline system access to industrial gas consumers in northern Indiana. As a result of permanent releases of capacity between several existing and project shippers originally included in the October 1998 application, Northern Border Pipeline amended its application with the FERC in March 1999. Project 2000 revised capital expenditures are estimated to be approximately $126 million and, with timely regulatory approvals, construction activities are expected to begin in late 1999.

Numerous parties have filed to intervene in this proceeding. Several parties have protested this application asking that the FERC deny Northern Border Pipeline's request for rolled-in rate treatment for the new facilities and that Northern Border Pipeline be required to solicit indications of interest from existing shippers for capacity releases that would possibly eliminate the construction of certain new facilities.

3. On January 19, 1999, the 6,420,000 outstanding subordinated units were converted into an equal number of common units. The Partnership Policy Committee, which manages the Partnership, determined the subordination period had ended as a result of satisfying the criteria set forth in the partnership agreement.

4. Accounts payable shown on the accompanying consolidated balance sheet includes approximately $20.7 million and $37.4 million at March 31, 1999 and December 31, 1998, respectively, of project costs incurred but not paid on Northern Border Pipeline's expansion and extension of its pipeline system that was placed into service in late December 1998. These costs are recorded in property, plant and equipment on the accompanying consolidated balance sheet and are excluded from the changes in components of working capital and capital expenditures for property, plant and equipment, net on the accompanying consolidated statement of cash flows.

5. Net income per unit is computed by dividing net income, after deduction of the general partners' allocation, by the weighted average number of outstanding common units. The general partners' allocation is equal to an amount based upon their collective 2% general partner interest adjusted for incentive distributions.

On January 19, 1999, the Partnership declared a cash distribution of $0.61 per unit ($2.44 per unit on an annualized basis) for the quarter ended December 31, 1998. The distribution was paid February 12, 1999, to the general partners and to the unitholders of record at January 29, 1999. On April 19, 1999, the Partnership declared a cash distribution of $0.61 per unit ($2.44 per unit on an annualized basis) for the quarter ended March 31, 1999. The distribution is payable May 14, 1999, to unitholders of record at April 30, 1999. Each quarter's distribution includes an incentive distribution to the general partners of approximately $24 thousand.

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

   In December 1998, Northern Border Pipeline completed an expansion and extension of its pipeline system ("The Chicago Project"). As a result of placing the facilities for The Chicago Project into service, Northern Border Pipeline has added approximately $875 million to its gas plant in service through March 31, 1999 ($840 million through December 31, 1998). The final construction cost is estimated to be $892 million.

First Quarter 1999 Compared With First Quarter 1998

   Operating revenue increased $26.1 million for the first quarter of 1999, as compared to the same period in 1998, due primarily to Northern Border Pipeline placing the facilities for The Chicago Project into service. New firm transportation agreements with 27 shippers provided for additional receipt capacity of 700 million cubic feet per day, a 42% increase. The Chicago Project increased Northern Border Pipeline's rate base, which increased Northern Border Pipeline's return for the first quarter of 1999. Recoveries of pipeline operating expenses also increased due to the new facilities.

   Operations and maintenance expense increased $2.2 million for the first quarter of 1999, from the comparable period in 1998, due primarily to operations and maintenance expenses for The Chicago Project facilities and administrative expenses for Northern Border Pipeline.

   Depreciation and amortization expense increased $3.0 million for the first quarter of 1999, as compared to the same period in 1998, due primarily to Northern Border Pipeline placing the facilities for The Chicago Project into service. The impact of the additional facilities on depreciation and amortization expense was partially offset by a decrease in the depreciation rate applied to transmission plant from 2.5% to 2.0%. Northern Border Pipeline agreed to reduce the depreciation rate at the time The Chicago Project was placed into service, as part of a previous rate case settlement.

   Taxes other than income increased $1.5 million for the first quarter of 1999, as compared to the same period in 1998, due primarily to ad valorem taxes attributable to the facilities placed into service for The Chicago Project.

   Interest expense, net increased $9.2 million for the first quarter of 1999, as compared to the same period in 1998, due to an increase in interest expense of $6.5 million and a decrease in interest expense capitalized of $2.7 million. Interest expense attributable to Northern Border Pipeline and the Partnership increased $6.5 million due primarily to an increase in average debt outstanding, reflecting amounts borrowed to finance a portion of the capital expenditures for The Chicago Project. The impact of the increased borrowings on interest expense was partially offset by a decrease in Northern Border Pipeline's average interest rates between 1998 and 1999. The decrease in interest expense capitalized is due to the completion of construction of The Chicago Project in December 1998.

   Other income decreased $0.5 million for the first quarter of 1999, as compared to the same period in 1998, primarily due to a decrease in the allowance for equity funds used during construction. The decrease in the allowance for equity funds used during construction is due to the completion of construction of The Chicago Project in December 1998.

   Minority interests in net income increased $3.0 million for the first quarter of 1999, as compared to the same period in 1998, due to increased net income for Northern Border Pipeline.

Liquidity and Capital Resources

General

   In June 1997, Northern Border Pipeline entered into a credit agreement ("Pipeline Credit Agreement") with certain financial institutions to borrow up to an aggregate principal amount of $750 million. The Pipeline Credit Agreement is comprised of a $200 million five-year revolving credit facility to be used for the retirement of Northern Border Pipeline's previously outstanding bank loan agreements and for general business purposes, and a $550 million three-year revolving credit facility to be used for the construction of The Chicago Project.
Effective March 1999, in accordance with the provisions of the Pipeline Credit Agreement, Northern Border Pipeline converted the three-year revolving credit facility to a term loan maturing in June 2002. At March 31, 1999, $127.5 million and $549.5 million had been borrowed on the five-year revolving credit facility and the term loan, respectively.

   In November 1997, the Partnership entered into a credit agreement ("Partnership Credit Agreement") with certain financial institutions to borrow up to an aggregate principal amount of $175 million under a revolving credit facility. The Partnership Credit Agreement is to be used for interim funding of the Partnership's required capital contributions to Northern Border Pipeline for construction of The Chicago Project. The amount available under the Partnership Credit Agreement is reduced to the extent the Partnership issues additional limited partner interests to fund the Partnership's capital contributions for The Chicago Project in excess of $25 million. Public offerings of Common Units in December 1997 and January 1998 reduced the amount available under the Partnership Credit Agreement to $104 million. With the conversion of Northern Border Pipeline's three-year revolving credit facility to a term loan, the maturity date of the Partnership Credit Agreement is November 2000.
At March 31, 1999, $90 million had been borrowed on the Partnership Credit Agreement.

   In September 1998, Northern Border Pipeline executed interest rate forward agreements with an aggregate notional amount of $150 million to hedge the interest rate for a planned issuance of fixed rate debt during 1999. Northern Border Pipeline plans to use the proceeds from the debt borrowing to repay amounts borrowed on the Pipeline Credit Agreement.

   In February 1999, the Partnership filed two registration statements with the Securities and Exchange Commission ("SEC"). One registration statement was for a proposed offering of $200 million in Common Units and debt securities to be used by the Partnership for general business purposes including repayment of debt, future acquisitions, capital expenditures and working capital. The other registration statement was for a proposed offering of 3,210,000 Common Units that are presently owned by Northwest Border Pipeline Company, a general partner, and PEC Midwest, L.L.C., for which the Partnership will not receive any proceeds.

   Short-term liquidity needs will be met by internal sources and through the lines of credit discussed above. Long-term capital needs may be met through the ability to issue long-term indebtedness as well as additional limited partner interests of the Partnership either through the registration statements previously discussed or separate registrations.

Cash Flows From Operating Activities

   Cash flows provided by operating activities increased $7.7 million to $36.8 million for the first quarter of 1999, as compared to the same period in 1998, primarily attributed to The Chicago Project facilities placed into service in late December 1998.

Cash Flows From Investing Activities

   Capital expenditures of $57.4 million for the first quarter of 1999 include $51.9 million for The Chicago Project. The remaining capital expenditures for 1999 are primarily related to renewals and replacements of Northern Border Pipeline's existing facilities. For the comparable period in 1998, capital expenditures were $103.9 million, which included $102.2 million for The Chicago Project.

   Total capital expenditures for 1999 are estimated to be $131 million including $30 million for Project 2000 (see Note 2 - Notes to Consolidated Financial Statements) and $85 million for The Chicago Project. Approximately $37 million of the capital expenditures for The Chicago Project is for construction completed in 1998. An additional $16 million of 1999 capital expenditures is planned for renewals and replacements of the existing facilities. Northern Border Pipeline anticipates funding its 1999 capital expenditures primarily by borrowing on the Pipeline Credit Agreement and using working capital. The Partnership anticipates selling additional Common Units to repay amounts borrowed on the Partnership Credit Agreement which financed its capital contributions for The Chicago Project.

Cash Flows From Financing Activities

   Cash flows provided by financing activities increased $11.8 million to $29.6 million for the first quarter of 1999, as compared to the same period in 1998. Cash distributions to the unitholders and the general partners increased $1.1 million reflecting an increase in the quarterly distribution from $0.575 per Unit to $0.61 per Unit. Distributions paid to minority interest holders were $11.4 million for the first quarter of 1999, as compared to net cash contributions received from minority interest holders of $18.1 million for the first quarter of 1998, which included amounts needed to finance a portion of the capital expenditures for The Chicago Project. Financing activities for the first quarter of 1998 reflect $7.5 million in net proceeds from the issuance of 225,000 Common Units and related capital contributions by the Partnership's general partners in January 1998. Borrowings under the Pipeline Credit Agreement increased $55 million for the first quarter of 1999 as compared to the same period in 1998, which were used to finance a portion of the capital expenditures for The Chicago Project. During the first quarter of 1999, $5.0 million was repaid on the Partnership Credit Agreement.

Year 2000

   The Partnership and its subsidiaries, similar to most businesses, rely heavily on information systems technology to operate in an efficient and effective manner. Much of this technology takes the form of computers and associated hardware for data processing and analysis. In addition, a great deal of information processing technology is embedded in microelectronic devices. The Year 2000 problem results from the use in computer hardware and software of two digits rather than four digits to define the applicable year. As a result, computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If not corrected, many computer applications could fail or create erroneous results.
The effects of the Year 2000 problem are compounded because of the interdependence of computer and telecommunication systems in the United States and throughout the world. This interdependence is true for the Partnership, its subsidiaries and their respective suppliers and customers.

   The Partnership and its subsidiaries have developed a plan, which will be modified as events warrant, to address Year 2000 problems (the "Plan"). The Plan is designed to take reasonable steps to prevent mission-critical functions from being impaired due to the Year 2000 problem. "Mission-critical" functions are pipeline operations, operated in a manner that is safe for personnel and the public. Pipeline operations include the flow of natural gas through the pipeline with the operation of thirteen natural gas fired compressor stations, two electric powered compressor stations, measurement stations for receipt and delivery of gas and the supervisory control and data acquisition ("SCADA") computer system. The Partnership and its subsidiaries are committed to allocating the resources necessary to implement the Plan. A core team of individuals has been established to implement and complete the Plan (the "Y2K Team"). The Plan includes developing a comprehensive component inventory of computer hardware, software, embedded chips and third-party interfaces; assessing the risk of non-compliance of each component; identifying the impact of any component failure; assessing Year 2000 compliance of each component; identifying and implementing solutions for non-compliance of components; testing of solutions implemented; and developing contingency plans for critical components and systems. Computer software, hardware, embedded chips, and third-party interfaces have been identified, inventoried, and assessed.
Where necessary, remediation, replacement, or adequate workarounds have been identified and implemented or are in the process of being implemented. The workaround the Partnership has employed in very limited instances is to turn the system clocks back to a past date so that the systems will not rollover to the year 2000 for several years. At this time, the Partnership believes its mission critical systems are Year 2000 ready. As far as non-mission critical systems, the Partnership estimates that at the current time the systems are approximately 90% Year
2000 ready, based on the work effort involved. Additional work remaining consists primarily of completing upgrades of certain off-the-shelf software.

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

   A listing of critical Outside Entities has been developed which includes shippers, electrical suppliers, and interconnecting pipelines. Currently, the Y2K Team is in the process of contacting these entities to determine their Year 2000 readiness and the extent to which joint testing or mutual contingency planning is required. The Partnership has made initial contacts with all critical third-party entities and has received responses from all but two of the parties contacted.
The Partnership will continue its efforts with the remaining two entities to determine their Year 2000 readiness. All Outside Entities contacted have Year 2000 readiness programs underway and they expect to be Year 2000 ready before the end of the year.
The assessment of the Year 2000 readiness of Outside Entities is an important factor in the internal contingency planning process.

   The processes of inventorying, assessing, analyzing, remediating through replacement or adequate workarounds, testing, and developing contingency plans for mission-critical functions in anticipation of the year 2000 are necessarily iterative processes. That is, the steps are repeated as the Y2K Team learns more about the Year 2000 problem and its effects on internal systems and on Outside Systems, and about the effects that embedded chips may have on the Partnership's and its subsidiaries' systems and Outside Systems. As the steps are repeated, it is likely that new problems will be identified and addressed. The Partnership knows of no specific systems that are susceptible to problems that can only be identified after January 1, 2000.

   The Partnership has in place a contingency plan designed to address specific Year 2000 related problems including loss of all commercial electrical power, loss of all commercial telecommunications, and unforeseen failures in critical systems. In the event of loss of commercial power, all critical facilities have back up power sources including auxiliary generators and battery back up except for the two electric powered compressor stations. The Partnership has its own internal, private communications systems for voice, data, and SCADA traffic. All of the communications sites have back-up power sources. The Partnership also has a redundant back-up site for critical operation and systems functions. All compressor facilities will be manned at year end so that unforeseen issues can be dealt with immediately.

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

   The extent and magnitude of the Year 2000 problem as it may affect the Partnership and its subsidiaries, both before and for some period after January 1, 2000, are difficult to predict or quantify for a number of reasons. Among the most important is the potential complexity of locating embedded microprocessors that may be in a great variety of hardware used for process or flow control, environmental, transportation, access, communications and other systems. The Partnership and its subsidiaries believe that they will be able to identify and remediate mission-critical systems containing embedded microprocessors. Other important difficulties relate to the lack of control over and difficulty inventorying, assessing, remediating, verifying and testing Outside Systems; the complexity of evaluating all software (computer code) internal to the Partnership and its subsidiaries that may not be Year 2000 compatible; and the potential limited availability of certain necessary internal or external resources, including but not limited to trained hardware and software engineers, technicians and other personnel to perform adequate remediation, verification and testing of internal systems or Outside Systems. Year 2000 costs are difficult to estimate accurately because of unanticipated vendor delays, technical difficulties, the impact of tests of Outside Systems, and similar events. There can be no assurance for example that all Outside Systems will be adequately remediated so that they are Year 2000 ready by January 1, 2000, or by some earlier date, so as not to create a material disruption to business. If, despite diligent, prudent efforts under the Plan, there are Year 2000-related failures that create substantial disruptions to the Partnership and its subsidiaries' businesses, the adverse impact could be material. Moreover, the estimated costs of pursuing the current course of action do not take into account the costs, if any, that might be incurred as a result of Year 2000-related failures that occur despite implementation of the Plan, as it may be modified over time.

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

Information Regarding Forward Looking Statements

   The statements in this Quarterly Report that are not historical information are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements include the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Notes to Consolidated Financial Statements" regarding Northern Border Pipeline's efforts to pursue opportunities to further increase its capacity. Although the Partnership believes that its expectations regarding future events are based on reasonable assumptions within the bounds of its knowledge of its business, it can give no assurance that its goals will be achieved or that its expectations regarding future developments will be realized. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include industry results, future demand for natural gas, availability of supplies of Canadian natural gas, political and regulatory developments that impact FERC proceedings involving Northern Border Pipeline, Northern Border Pipeline's success in sustaining its positions in such proceedings or the success of intervenors in opposing Northern Border Pipeline's positions, Northern Border Pipeline's ability to replace its rate base as it is depreciated and amortized, competitive developments by Canadian and U.S. natural gas transmission peers, political and regulatory developments in Canada, conditions of the capital markets and equity markets, and the Partnership's ability to successfully implement the Year 2000 Plan during the periods covered by the forward looking statements.

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                              RISK

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


   The Partnership's interest rate exposure results from its variable rate borrowings from commercial banks. To mitigate potential fluctuations in interest rates, the Partnership maintains a significant portion of its consolidated debt portfolio in fixed rate debt. The Partnership also uses interest rate swap agreements to increase the portion of its fixed rate debt and uses interest rate forward agreements to establish an approximate effective borrowing rate for anticipated long-term debt issuances. Since December 31, 1998, there has not been any material changes to the Partnership's interest rate exposure.

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


                              NORTHERN BORDER PARTNERS, L.P.
                              (A Delaware Limited Partnership)

Date:  April 30, 1999         By:  JERRY L. PETERS
                                   Jerry L. Peters
                                   Chief Financial and Accounting
                                    Officer