Form 10-Q
period 1999-06-30
NORTHERN BORDER PARTNERS LP
filed 1999-08-06
CIK 909281

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1999




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



                             1 of 21

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

                        TABLE OF CONTENTS



                                                       Page No.
PART I.   FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

       Consolidated Statement of Income -
          Three Months Ended June 30, 1999 and 1998
          and Six Months Ended June 30, 1999 and 1998          3
       Consolidated Balance Sheet - June 30, 1999
          and December 31, 1998                                4
       Consolidated Statement of Cash Flows -
          Six Months Ended June 30, 1999 and 1998              5
       Consolidated Statement of Changes in Partners'
          Capital - Six Months Ended June 30, 1999             6
       Notes to Consolidated Financial Statements              7

   ITEM 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations     10

   ITEM 3.  Quantitative and Qualitative Disclosures About
            Market Risk                                       19

PART II.  OTHER INFORMATION

   ITEM 6.  Exhibits and Reports on Form 8-K                  20

                  PART I. FINANCIAL INFORMATION

                  ITEM 1. FINANCIAL STATEMENTS

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF INCOME
             (In Thousands, Except Per Unit Amounts)
                           (Unaudited)

                                     Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                        1999      1998        1999       1998

OPERATING REVENUES                    $78,012   $53,782     $156,907   $106,602

OPERATING EXPENSES
 Operations and maintenance            12,564     9,364       25,327     19,946
 Depreciation and amortization         13,559    10,647       27,008     21,067
 Taxes other than income                7,547     6,054       15,182     12,222

   Operating expenses                  33,670    26,065       67,517     53,235

OPERATING INCOME                       44,342    27,717       89,390     53,367

INTEREST EXPENSE
 Interest expense                      16,353    10,814       32,611     20,605
 Interest expense capitalized             (27)   (3,485)         (41)    (6,211)

   Interest expense, net               16,326     7,329       32,570     14,394

OTHER INCOME
 Allowance for equity funds used
   during construction                     29     2,888           45      4,513
 Other income, net                      1,197       587        3,102      1,389

    Other income                        1,226     3,475        3,147      5,902

MINORITY INTERESTS IN NET INCOME        8,681     7,453       17,775     13,532

NET INCOME TO PARTNERS                $20,561   $16,410     $ 42,192   $ 31,343

NET INCOME PER UNIT                   $   .69   $   .55     $   1.41   $   1.05

NUMBER OF UNITS USED IN COMPUTATION    29,347    29,347       29,347     29,342


The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                         (In Thousands)
                           (Unaudited)

                                              June 30,    December 31,
ASSETS                                          1999         1998

CURRENT ASSETS
 Cash and cash equivalents                   $   35,873   $   41,042
 Accounts receivable                             29,197       21,547
 Materials and supplies, at cost                  3,695        4,189
 Under recovered cost of service                     --        2,781

   Total current assets                          68,765       69,559

TRANSMISSION PLANT
 Property, plant and equipment                2,400,169    2,345,700
 Less: Accumulated provision for
   depreciation and amortization                640,321      615,224

   Net property, plant and equipment          1,759,848    1,730,476

OTHER ASSETS                                     24,853       25,731

   Total assets                              $1,853,466   $1,825,766


LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
 Current maturities of long-term debt        $    2,957   $    2,805
 Accounts payable                                22,488       46,032
 Accrued taxes other than income                 19,710       20,140
 Accrued interest                                12,624       12,462
 Over recovered cost of service                   4,123           --

   Total current liabilities                     61,902       81,439

LONG-TERM DEBT, net of current maturities     1,017,509      974,027

MINORITY INTERESTS IN PARTNERS' CAPITAL         250,474      253,031

RESERVES AND DEFERRED CREDITS                    10,543        9,843

PARTNERS' CAPITAL
 General Partners                                10,261       10,148
 Common Units                                   502,777      401,388
 Subordinated Units                                  --       95,890

   Total partners' capital                      513,038      507,426

   Total liabilities and partners' capital   $1,853,466   $1,825,766


The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In Thousands)
                           (Unaudited)

                                                      Six Months Ended
                                                          June 30,
                                                       1999       1998

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income to partners                              $ 42,192   $ 31,343

 Adjustments to reconcile net income to partners
  to net cash provided by operating activities:
   Depreciation and amortization                       27,014     21,075
   Minority interests in net income                    17,775     13,532
   Allowance for equity funds used during
    construction                                          (45)    (4,513)
   Changes in components of working capital            (2,490)    (4,749)
   Other                                                1,123     (1,814)

      Total adjustments                                43,377     23,531

   Net cash provided by operating activities           85,569     54,874

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures for property, plant
   and equipment, net                                 (77,460)  (299,760)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash distributions to Unitholders and
   General Partners                                   (36,580)   (34,438)
 (Distributions to) contributions received
   from Minority Interests, net                       (20,332)    49,225
 Issuance of partnership interests, net                    --      7,462
 Issuance of long-term debt                            65,000    166,000
 Long-term debt financing costs                            --        (62)
 Retirement of long-term debt                         (21,366)    (1,228)

   Net cash provided by (used in) financing
    activities                                        (13,278)   186,959

NET CHANGE IN CASH AND CASH EQUIVALENTS                (5,169)   (57,927)

Cash and cash equivalents-beginning of period          41,042    106,757

Cash and cash equivalents-end of period              $ 35,873   $ 48,830



Supplemental disclosures of cash flow information:
 Cash paid for:
   Interest (net of amount capitalized)              $ 32,159   $ 13,673

Changes in components of working capital:
   Accounts receivable                               $ (7,650)  $  1,628
   Materials and supplies                                 494         89
   Accounts payable                                    (1,970)       514
   Accrued taxes other than income                       (430)    (1,829)
   Accrued interest                                       162        479
   Over/under recovered cost of service                 6,904     (5,630)

    Total                                            $ (2,490)  $ (4,749)

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

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                         (In Thousands)
                           (Unaudited)


                                                                                Total
                                         General     Common    Subordinated   Partners'
                                         Partners    Units         Units       Capital

Partners' Capital at December 31, 1998   $10,148    $401,388     $95,890      $507,426

Subordinated Units converted to
 Common Units                                 --      95,890     (95,890)           --

Net income to partners                       889      41,303          --        42,192

Distributions to partners                   (776)    (35,804)         --       (36,580)

Partners' Capital at June 30, 1999       $10,261    $502,777     $    --      $513,038


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

2. In October 1998, Northern Border Pipeline filed a certificate application with the Federal Energy Regulatory Commission ("FERC") to seek approval to expand and extend its pipeline system into Indiana by November 2000 ("Project 2000"). If approved and constructed, Project 2000 would afford shippers on the extended pipeline system access to industrial gas consumers in northern Indiana. As a result of permanent releases of capacity between several existing and project shippers originally included in the October 1998 application, Northern Border Pipeline amended its application with the FERC in March 1999. Project 2000 revised capital expenditures are estimated to be approximately $126 million.

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

4. Accounts payable shown on the accompanying consolidated balance sheet includes approximately $15.8 million and $37.4 million at June 30, 1999 and December 31, 1998, respectively, of project costs incurred but not paid on Northern Border Pipeline's expansion and extension of its pipeline system that was placed into service in late December 1998 ("The Chicago Project").
These costs are recorded in property, plant and equipment on the accompanying consolidated balance sheet and are excluded from the changes in accounts payable and capital expenditures for property, plant and equipment, net on the accompanying consolidated statement of cash flows.

5. Northern Border Pipeline filed a rate proceeding with the FERC in May 1999 for a redetermination of its allowed equity rate of return. In this proceeding, Northern Border Pipeline proposed, among other things, to increase its allowed equity rate of return. The total annual cost of service increase due to Northern Border Pipeline's proposed changes is approximately $30 million. A number of Northern Border Pipeline's shippers and competing pipelines have filed interventions and protests. In June 1999, the FERC issued an order in which the proposed changes were suspended until December 1, 1999, after which the proposed changes will be implemented with subsequent billings subject to refund. The order set for hearing not only Northern Border Pipeline's proposed changes but also several issues raised by intervenors including the appropriateness of Northern Border Pipeline's cost of service tariff, depreciation schedule and creditworthiness standards. A procedural schedule has been established which calls for the hearing to commence in July 2000.

6. As agreed to in a Stipulation and Agreement ("Stipulation") to settle its November 1995 rate case, Northern Border Pipeline implemented a capital project cost containment mechanism ("PCCM"). The purpose of the PCCM was to limit Northern Border Pipeline's ability to include cost overruns on The Chicago Project in rate base and to provide incentives to Northern Border Pipeline for cost underruns. The PCCM amount is determined by comparing the final cost of The Chicago Project to the budgeted cost. The Stipulation required the budgeted cost for The Chicago Project, which had been initially filed with the FERC for approximately $839 million, to be adjusted for the effects of inflation and project scope changes, as defined in the Stipulation. Such adjusted budgeted cost of The Chicago Project has been estimated to be $897 million, with the final construction cost estimated to be $894 million. Thus, Northern Border Pipeline's notification to the FERC and its shippers in June 1999 in its final report reflects the conclusion that there is a $3 million addition to rate base as a result of the PCCM. The Stipulation requires the calculation of the PCCM to be reviewed by an independent national accounting firm. Several parties to the Stipulation have advised the FERC that they may have questions and desire further information about the report, and may possibly wish to test it and its conclusions in an appropriate proceeding in the future. The parties also stated that if it is determined that Northern Border Pipeline is not permitted to include certain claimed costs for The Chicago Project in its rate base, they reserve their rights to seek refunds, with interest, of any overcollections. Although Northern Border Pipeline believes the computation has been made in accordance with the terms of the Stipulation, it is unable to predict at this time whether any adjustments will be required. Later developments may prevent recovery of amounts originally calculated under the PCCM, which may result in a non-cash charge to write down transmission plant and that charge could be material to the operating results of the Partnership.

7. Net income per unit is computed by dividing net income, after deduction of the general partners' allocation, by the weighted average number of outstanding common units. The general partners' allocation is equal to an amount based upon their collective 2% general partner interest adjusted for incentive distributions. The distribution to partners amount shown on the accompanying consolidated statement of changes in partners' capital includes incentive distributions to the general partners of approximately $48 thousand.

   On July 19, 1999, the Partnership declared a cash distribution of $0.61 per unit ($2.44 per unit on an annualized basis) for the quarter ended June 30, 1999. The distribution is payable August
13, 1999, to unitholders of record at July 30, 1999.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


Results of Operations

   Northern Border Partners, L.P. (the "Partnership") owns a 70% general partner interest in Northern Border Pipeline Company ("Northern Border Pipeline"). Northern Border Pipeline's revenue is derived from agreements with various shippers for the transportation of natural gas. It transports gas under a Federal Energy Regulatory Commission ("FERC") regulated tariff that provides an opportunity to recover operations and maintenance costs of the pipeline, taxes other than income taxes, interest, depreciation and amortization, an allowance for income taxes and a regulated return on equity. Northern Border Pipeline is generally allowed an opportunity to collect from its shippers a return on regulated rate base as well as recover that rate base through depreciation and amortization. The return amount Northern Border Pipeline may collect from its shippers declines as the rate base is recovered. Billings for the firm transportation agreements are based on contracted volumes to determine the allocable share of the cost of service and are not dependent upon the percentage of available capacity actually used.

   In December 1998, Northern Border Pipeline completed an expansion and extension of its pipeline system ("The Chicago Project"). As a result of placing the facilities for The Chicago Project into service, Northern Border Pipeline has added approximately $893 million to its gas plant in service through June 30, 1999 ($840 million through December 31, 1998). The final construction cost is estimated to be $894 million.

Second Quarter 1999 Compared With Second Quarter 1998

   Operating revenues increased $24.2 million for the second quarter of 1999, as compared to the same period in 1998, due primarily to additional revenues from the operation of The
Chicago Project facilities. New firm transportation agreements with 27 shippers provided for additional receipt capacity of 700 million cubic feet per day, a 42% increase. The Chicago Project increased Northern Border Pipeline's rate base, which increased Northern Border Pipeline's return for the second quarter of 1999. Also reflected in the increase in 1999 revenues are recoveries of increased pipeline operating expenses due to the new facilities.

   Operations and maintenance expense increased $3.2 million for the second quarter of 1999, from the comparable period in 1998, due primarily to a regulatory credit recorded in 1998 and operations and maintenance expenses for The Chicago Project facilities recorded in 1999. During the construction of The Chicago Project, Northern Border Pipeline placed certain new facilities into service in advance of the December 1998 in service date to maintain gas flow at firm contracted capacity while existing facilities were being modified. The regulatory credit of approximately $1.9 million, recorded in the second quarter of 1998, deferred the cost of service of these new facilities. Northern Border Pipeline is allowed to recover from its shippers the regulatory asset that resulted from the cost of service deferral over a ten-year period commencing with the in service date of The Chicago Project.

   Depreciation and amortization expense increased $3.0 million for the second quarter of 1999, as compared to the same period in 1998, due primarily to Northern Border Pipeline placing the facilities for The Chicago Project into service. The impact of the additional facilities on depreciation and amortization expense was partially offset by a decrease in the depreciation rate applied to transmission plant from 2.5% to 2.0%. Northern Border Pipeline agreed to reduce the depreciation rate at the time The Chicago Project was placed into service, as part of a previous rate case settlement.

   Taxes other than income increased $1.5 million for the second quarter of 1999, as compared to the same period in 1998, due primarily to ad valorem taxes attributable to the facilities placed into service for The Chicago Project.

   Interest expense, net increased $9.0 million for the second quarter of 1999, as compared to the same period in 1998, due to an increase in interest expense of $5.5 million and a decrease in interest expense capitalized of $3.5 million. Interest expense attributable to Northern Border Pipeline and the Partnership increased $5.6 million due primarily to an increase in average debt outstanding, reflecting amounts borrowed to finance a portion of the capital expenditures for The Chicago Project. The impact of the increased borrowings on interest expense was partially offset by a decrease in Northern Border Pipeline's average interest rates between 1998 and 1999. The decrease in interest expense capitalized is due to the completion of construction of The Chicago Project in December 1998.

   Other income decreased $2.2 million for the second quarter of 1999, as compared to the same period in 1998, primarily due to a decrease in the allowance for equity funds used during construction. The decrease in the allowance for equity funds used during construction is due to the completion of construction of The Chicago Project in December 1998.

   Minority interests in net income increased $1.2 million for the second quarter of 1999, as compared to the same period in 1998, due to increased net income for Northern Border Pipeline.

Six Months June 30, 1999 Compared With Six Months Ended June 30,
1998

   Operating revenues increased $50.3 million for the first half of 1999, as compared to the same period in 1998, due primarily to additional revenues from the operation of The Chicago Project facilities. The Chicago Project increased Northern Border Pipeline's rate base, which increased Northern Border Pipeline's return for the first half of 1999. Also reflected in the increase in 1999 revenues are recoveries of increased pipeline operating expenses due to the new facilities.

   Operations and maintenance expense increased $5.4 million for the first half of 1999, from the comparable period in 1998, due primarily to a regulatory credit recorded in 1998, operations and maintenance expenses for The Chicago Project facilities recorded in 1999 and increased administrative expenses for Northern Border Pipeline. During the construction of The Chicago Project, Northern Border Pipeline placed certain new facilities into service in advance of the December 1998 in service date to maintain gas flow at firm contracted capacity while existing facilities were being modified. The regulatory credit of approximately $2.2 million, recorded in the first half of 1998, deferred the cost of service of these new facilities. Northern Border Pipeline is allowed to recover from its shippers the regulatory asset that resulted from the cost of service deferral over a ten-year period commencing with the in service date of The Chicago Project.

   Depreciation and amortization expense increased $5.9 million for the first half of 1999, as compared to the same period in 1998, due primarily to Northern Border Pipeline placing the facilities for The Chicago Project into service. The impact of the additional facilities on depreciation and amortization expense was partially offset by a decrease in the depreciation rate applied to transmission plant from 2.5% to 2.0%. Northern Border Pipeline agreed to reduce the depreciation rate at the time The Chicago Project was placed into service, as part of a previous rate case settlement.

   Taxes other than income increased $3.0 million for the first half of 1999, as compared to the same period in 1998, due primarily to ad valorem taxes attributable to the facilities placed into service for The Chicago Project.

   Interest expense, net increased $18.2 million for the first half of 1999, as compared to the same period in 1998, due to an increase in interest expense of $12.0 million and a decrease in interest expense capitalized of $6.2 million. Interest expense attributable to Northern Border Pipeline and the Partnership increased $12.1 million due primarily to an increase in average debt outstanding, reflecting amounts borrowed to finance a portion of the capital expenditures for The Chicago Project. The impact of the increased borrowings on interest expense was partially offset by a decrease in Northern Border Pipeline's average interest rates between 1998 and 1999. The decrease in interest expense capitalized is due to the completion of construction of The Chicago Project in December 1998.

   Other income decreased $2.8 million for the first half of 1999, as compared to the same period in 1998, primarily due to a decrease in the allowance for equity funds used during construction. The decrease in the allowance for equity funds used during construction is due to the completion of construction of The Chicago Project in December 1998.

   Minority interests in net income increased $4.2 million for the first half of 1999, as compared to the same period in 1998, due to increased net income for Northern Border Pipeline.

Liquidity and Capital Resources

General

   In June 1997, Northern Border Pipeline entered into a credit agreement ("Pipeline Credit Agreement") with certain financial institutions to borrow up to an aggregate principal amount of $750 million. The Pipeline Credit Agreement is comprised of a $200 million five-year revolving credit facility to be used for the retirement of Northern Border Pipeline's previously outstanding bank loan agreements and for general business purposes, and a $550 million three-year revolving credit facility to be used for the construction of The Chicago Project.
Effective March 1999, in accordance with the provisions of the Pipeline Credit Agreement, Northern Border Pipeline converted the three-year revolving credit facility to a term loan maturing in June 2002. At June 30, 1999, $112.5 million and $549.5 million had been borrowed on the five-year revolving credit facility and the term loan, respectively.

   In November 1997, the Partnership entered into a credit agreement ("Partnership Credit Agreement") with certain financial institutions to borrow up to an aggregate principal amount of $175 million under a revolving credit facility. The Partnership Credit Agreement is to be used for interim funding of the Partnership's required capital contributions to Northern Border Pipeline for construction of The Chicago Project. The amount available under the Partnership Credit Agreement is reduced to the extent the Partnership issues additional limited partner interests to fund the Partnership's capital contributions for The Chicago Project in excess of $25 million. Public offerings of Common Units in December 1997 and January 1998 reduced the amount available under the Partnership Credit Agreement to $104 million. With the conversion of Northern Border Pipeline's three-year revolving credit facility to a term loan, the maturity date of the Partnership Credit Agreement is November 2000. At June 30, 1999, $90 million had been borrowed on the Partnership Credit Agreement.

   In September 1998, Northern Border Pipeline executed interest rate forward agreements with an aggregate notional amount of $150 million to hedge the interest rate for a planned issuance of fixed rate debt during 1999. Northern Border Pipeline anticipates issuing debt during the third quarter of 1999 and using the proceeds to repay amounts borrowed on the Pipeline Credit Agreement.

   In February 1999, the Partnership filed two registration statements with the Securities and Exchange Commission ("SEC"). One registration statement was for a proposed offering of $200 million in Common Units and debt securities to be used by the Partnership for general business purposes including repayment of debt, future acquisitions, capital expenditures and working capital. The other registration statement was for a proposed offering of 3,210,000 Common Units that are presently owned by Northwest Border Pipeline Company, a general partner of the Partnership, and PEC Midwest, L.L.C., for which the Partnership will not receive any proceeds.

   Short-term liquidity needs will be met by internal sources and through the lines of credit discussed above. Long-term capital needs may be met through the ability to issue long-term indebtedness as well as additional limited partner interests of the Partnership either through the registration statements previously discussed or separate registrations.

Cash Flows From Operating Activities

   Cash flows provided by operating activities increased $30.7 million to $85.6 million for the first half of 1999, as compared to the same period in 1998, primarily attributed to The Chicago Project facilities placed into service in late December 1998.

Cash Flows From Investing Activities

   Capital expenditures of $77.5 million for the first half of 1999 include $70.4 million for The Chicago Project. The remaining capital expenditures for 1999 are primarily related to renewals and replacements of Northern Border Pipeline's existing facilities. For the comparable period in 1998, capital expenditures were $299.8 million, which included $286.7 million for The Chicago Project.

   Total capital expenditures for 1999 are estimated to be $117 million including $11 million for Project 2000 (see Note 2 - Notes to Consolidated Financial Statements) and $87 million for The Chicago Project. Approximately $37 million of the capital expenditures for The Chicago Project is for construction completed in 1998. An additional $19 million of 1999 capital expenditures is planned for renewals and replacements of the existing facilities. Northern Border Pipeline anticipates funding its 1999 capital expenditures primarily by borrowing on the Pipeline Credit Agreement and using internal sources. The Partnership anticipates selling additional Common Units to repay amounts borrowed on the Partnership Credit Agreement which financed its capital contributions for The Chicago Project.

Cash Flows From Financing Activities

   Cash flows used in financing activities were $13.3 million for the first half of 1999, as compared to cash flows provided by financing activities of $187.0 million for the first half of 1998. Cash distributions to the unitholders and the general partners increased $2.1 million reflecting an increase in the quarterly distribution from $0.575 per Unit to $0.61 per Unit. Distributions paid to minority interest holders were $20.3 million for the first half of 1999, as compared to net cash contributions received from minority interest holders of $49.2 million for the first half of 1998, which included amounts needed to finance a portion of the capital expenditures for The Chicago Project. Financing activities for the first half of 1998 reflect $7.5 million in net proceeds from the issuance of 225,000 Common Units and related capital contributions by the Partnership's general partners in January 1998. Advances under the Pipeline Credit Agreement, which were used to finance a portion of the capital expenditures for The Chicago Project, were $65 million for the first half of 1999 as compared to advances under the Pipeline Credit Agreement and Partnership Credit Agreement of $166 million for the same period in 1998. During the first half of 1999, $15.0 million and $5.0 million was repaid on the Pipeline Credit Agreement and Partnership Credit Agreement, respectively.

Year 2000

   Similar to most businesses, the Partnership and its subsidiaries rely heavily on information systems technology to operate in an efficient and effective manner. Much of this technology takes the form of computers and associated hardware for data processing and analysis. In addition, a great deal of information processing technology is embedded in microelectronic devices.

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

   As of June 1999, computer software, hardware, embedded chips, and third-party interfaces have been identified, inventoried, and assessed. Where necessary, remediation, replacement, or adequate workarounds have been identified and implemented or are in the process of being implemented. The workaround the Partnership has employed in very limited instances is to turn the system clocks back to a past date so that the systems will not rollover to the year 2000 for several years. System clocks have been turned back at two compressor stations that have an older control system that has not been upgraded. The Partnership believes that there is limited risk involved with turning the clocks back on these computer systems because all functions are local to the station and their operations are not dependent on knowing the exact date. This strategy allow the computers to continue to function until replaced.

   At this time, the Partnership's mission critical systems are Year 2000 ready. As far as non-mission critical systems, the Partnership estimates the systems are over 95% Year 2000 ready, based on the work effort involved. Additional work remaining consists primarily of completing upgrades of certain off-the-shelf software.

   The Plan recognizes that the computer, telecommunications and other systems ("Outside Systems") of outside entities ("Outside Entities") have the potential for major, mission-critical, adverse effects on the conduct of the Partnership's and its subsidiaries' businesses. The Partnership and its subsidiaries do not have control of these Outside Systems. However, the Plan includes an ongoing process of identifying and contacting Outside Entities whose systems have or may have a substantial effect on the Partnership's and its subsidiaries' ability to continue to conduct the mission-critical aspects of their businesses without disruption from Year 2000 problems. The Plan requires the Partnership and its subsidiaries to attempt to inventory and assess the extent to which these Outside Systems may not be Year 2000 compatible. The Y2K Team will reasonably attempt to coordinate with these Outside Entities in an ongoing effort to obtain assurances these Outside Systems will be Year 2000 compatible well before January 1, 2000.

   A listing of critical Outside Entities has been developed which includes shippers, electrical suppliers, and interconnecting pipelines. The Y2K Team has contacted these entities to determine their Year 2000 readiness and the extent to which joint testing or mutual contingency planning is required. All critical Outside Entities contacted have Year 2000 readiness programs underway and they expect to be Year 2000 ready before the end of the year. The assessment of the Year 2000 readiness of critical Outside Entities is an important factor in the internal contingency planning process.

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

   In an SEC release regarding Year 2000 disclosures, the SEC stated that public companies must disclose the most reasonably likely worst case Year 2000 scenario. Analysis of the most reasonably likely worst case Year 2000 scenarios the Partnership may face leads to contemplation of the following possibilities: widespread failure of electrical, gas, and similar supplies by utilities serving the Partnership; widespread disruption of the services of communications common carriers; similar disruption to means and modes of transportation for the Partnership and its employees, contractors, suppliers, and customers; significant disruption to the Partnership's ability to gain access to, and remain working in, office buildings and other facilities; and the failure of Outside Systems, the effects of which would have a cumulative material adverse impact on the Partnership's mission-critical systems. Among other things, the Partnership could face substantial claims due to service interruptions, inability to fulfill contractual obligations, inability to account for certain revenues or obligations or to bill shippers accurately and on a timely basis, and increased expenses associated with litigation, stabilization of operations following mission-critical failures, and the execution of contingency plans. The Partnership could also experience an inability by shippers to pay, on a timely basis or at all, obligations owed to the Partnership. Under these circumstances, the adverse effect on the Partnership, and the diminution of the Partnership's revenues, would be material, although not quantifiable at this time. The Partnership will continue to monitor business conditions to assess and quantify material adverse effects, if any, that result or may result from the Year 2000 problem.

   This discussion under the heading "Year 2000" constitutes a year 2000 readiness disclosure under the Year 2000 Information and Readiness Disclosure Act. Compliance with the Year 2000 Information and Readiness Disclosure Act does not limit or otherwise affect any claims or actions under the federal securities laws.

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

           PART I. FINANCIAL INFORMATION - (Concluded)

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                              RISK

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


   The Partnership's interest rate exposure results from its variable rate borrowings from commercial banks. To mitigate potential fluctuations in interest rates, the Partnership attempts to maintain a significant portion of its consolidated debt portfolio in fixed rate debt. The Partnership also uses an interest rate swap agreement to increase the portion of its fixed rate debt and uses interest rate forward agreements to establish an approximate effective borrowing rate for anticipated long-term debt issuances. Since December 31, 1998, there has not been any material changes to the Partnership's interest rate exposure.

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


                              NORTHERN BORDER PARTNERS, L.P.
                              (A Delaware Limited Partnership)

Date:  August 6, 1999        By:  JERRY L. PETERS
                                  Jerry L. Peters
                                  Chief Financial and Accounting
                                   Officer