Form 10-Q
period 1999-09-30
NORTHERN BORDER PARTNERS LP
filed 1999-11-12
CIK 909281

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1999




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

                        TABLE OF CONTENTS




                                                            Page No.
PART I.   FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

       Consolidated Statement of Income -
          Three Months Ended September 30, 1999 and 1998
          and Nine Months Ended September 30, 1999 and 1998 3 Consolidated Balance Sheet - September 30, 1999
          and December 31, 1998                                 4
       Consolidated Statement of Cash Flows -
          Nine Months Ended September 30, 1999 and 1998         5
       Consolidated Statement of Changes in Partners'
          Capital - Nine Months Ended September 30, 1999        6
       Notes to Consolidated Financial Statements               7

   ITEM 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations      10

   ITEM 3.  Quantitative and Qualitative Disclosures About
            Market Risk                                        19

PART II.  OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                  20

   ITEM 6.  Exhibits and Reports on Form 8-K                   20

                  PART I. FINANCIAL INFORMATION

                  ITEM 1. FINANCIAL STATEMENTS

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF INCOME
             (In Thousands, Except Per Unit Amounts)
                           (Unaudited)

                                 Three Months Ended    Nine Months Ended
                                     September 30,        September 30,
                                    1999      1998       1999       1998

OPERATING REVENUES                $79,046   $54,442    $235,953   $161,044

OPERATING EXPENSES
 Operations and maintenance        13,279     8,275      38,606     28,221
 Depreciation and amortization     13,768    10,915      40,776     31,982
 Taxes other than income            7,184     5,530      22,366     17,752

   Operating expenses              34,231    24,720     101,748     77,955

OPERATING INCOME                   44,815    29,722     134,205     83,089

INTEREST EXPENSE
 Interest expense                  17,251    13,441      49,862     34,046
 Interest expense capitalized         (13)   (5,811)        (54)   (12,022)

   Interest expense, net           17,238     7,630      49,808     22,024

OTHER INCOME
 Allowance for equity funds used
   during construction                14      3,408          59      7,921
 Other income, net                   504        625       3,606      2,014

    Other income                     518      4,033       3,665      9,935

MINORITY INTERESTS IN NET INCOME   8,738      8,083      26,513     21,615

NET INCOME TO PARTNERS           $19,357    $18,042    $ 61,549   $ 49,385

NET INCOME PER UNIT              $   .65    $   .60    $   2.05   $   1.65

NUMBER OF UNITS USED IN
 COMPUTATION                      29,347     29,347      29,347     29,344


The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                         (In Thousands)
                           (Unaudited)

                                         September 30,    December 31,
ASSETS                                        1999           1998

CURRENT ASSETS
 Cash and cash equivalents               $   32,795      $   41,042
 Accounts receivable                         30,048          21,547
 Materials and supplies, at cost              4,365           4,189
 Under recovered cost of service                 --           2,781

   Total current assets                      67,208          69,559

TRANSMISSION PLANT
 Property, plant and equipment            2,407,894       2,345,700
 Less: Accumulated provision for
   depreciation and amortization            653,934         615,224

   Net property, plant and equipment      1,753,960       1,730,476

OTHER ASSETS                                 25,958          25,731

   Total assets                          $1,847,126      $1,825,766


LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
 Current maturities of long-term debt    $   69,036      $    2,805
 Accounts payable                            22,448          46,032
 Accrued taxes other than income             25,041          20,140
 Accrued interest                             9,232          12,462
 Over recovered cost of service               7,124              --

   Total current liabilities                132,881          81,439

LONG-TERM DEBT, net of current maturities   939,477         974,027

MINORITY INTERESTS IN PARTNERS' CAPITAL     250,170         253,031

RESERVES AND DEFERRED CREDITS                10,493           9,843

PARTNERS' CAPITAL
 General Partners                            10,282          10,148
 Common Units                               503,823         401,388
 Subordinated Units                              --          95,890

   Total partners' capital                  514,105         507,426

   Total liabilities and partners'
    capital                              $1,847,126      $1,825,766


The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In Thousands)
                           (Unaudited)

                                                   Nine Months Ended
                                                      September 30,
                                                     1999      1998

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income to partners                           $ 61,549   $ 49,385

 Adjustments to reconcile net income to partners
  to net cash provided by operating activities:
   Depreciation and amortization                    40,810     31,994
   Minority interests in net income                 26,513     21,615
   Allowance for equity funds used during
    construction                                       (59)    (7,921)
   Changes in components of working capital          6,189     (7,155)
   Other                                             1,136     (4,201)

      Total adjustments                             74,589     34,332

   Net cash provided by operating activities       136,138     83,717

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures for property, plant
   and equipment, net                              (90,426)  (485,086)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash distributions to Unitholders and
   General Partners                                (54,870)   (51,657)
 (Distributions to) contributions received
   from Minority Interests, net                    (29,374)    40,738
 Issuance of partnership interests, net                 --      7,462
 Issuance of long-term debt, net                   281,026    343,000
 Proceeds received upon termination of
   interest rate forward agreements                 12,896         --
 Long-term debt financing costs                     (1,561)       (63)
 Retirement of long-term debt                     (262,076)    (1,867)

   Net cash provided by (used in) financing
    activities                                     (53,959)   337,613

NET CHANGE IN CASH AND CASH EQUIVALENTS             (8,247)   (63,756)

Cash and cash equivalents-beginning of period       41,042    106,757

Cash and cash equivalents-end of period           $ 32,795   $ 43,001



Supplemental disclosures of cash flow information:
 Cash paid for:
   Interest (net of amount capitalized)           $ 52,809   $ 25,502

Changes in components of working capital:
   Accounts receivable                            $ (8,501)  $  1,210
   Materials and supplies                             (176)      (106)
   Accounts payable                                  3,290        155
   Accrued taxes other than income                   4,901      1,412
   Accrued interest                                 (3,230)    (3,844)
   Over/under recovered cost of service              9,905     (5,982)

    Total                                         $  6,189   $ (7,155)


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

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                         (In Thousands)
                           (Unaudited)

                                                                             Total
                                         General    Common   Subordinated   Partners'
                                         Partners    Units      Units       Capital

Partners' Capital at December 31, 1998   $10,148   $401,388     $95,890     $507,426

Subordinated Units converted to
 Common Units                                 --     95,890     (95,890)          --

Net income to partners                     1,298     60,251          --       61,549

Distributions to partners                 (1,164)   (53,706)         --      (54,870)

Partners' Capital at September 30, 1999  $10,282   $503,823     $    --     $514,105


The accompanying notes are an integral part of this consolidated financial statement.

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements included herein have been prepared by Northern Border Partners, L.P. (the "Partnership") without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Partnership believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998.

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

   The Partnership owns a 70% general partner interest in Northern Border Pipeline Company ("Northern Border Pipeline").
The Partnership also owns Black Mesa Holdings, Inc. and Black
Mesa Pipeline Operations, L.L.C.

2. In October 1998, Northern Border Pipeline filed a certificate application with the Federal Energy Regulatory Commission ("FERC") to seek approval to expand and extend its pipeline system into Indiana by November 2000 ("Project 2000"). If approved and constructed, Project 2000 would afford shippers on the extended pipeline system access to industrial gas consumers in northern Indiana. As a result of permanent releases of capacity between several existing and project shippers originally included in the October 1998 application, Northern Border Pipeline amended its application with the FERC in March 1999.
The amended application reflects estimated capital expenditures of approximately $126 million.

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

   In September 1999, the FERC issued a policy statement on certification and pricing of new construction projects. The policy statement announces a preference for pricing new construction incrementally, as contrasted to a presumption in favor of rolled-in pricing once certain conditions were met. Since the amended application for Project 2000 was filed based upon rolled-in rate treatment, the Partnership is uncertain at this time how implementation of this policy statement may impact Project 2000.

3. On January 19, 1999, the 6,420,000 outstanding subordinated units were converted into an equal number of common units. The Partnership Policy Committee, which manages the Partnership, determined the subordination period had ended as a result of satisfying the criteria set forth in the partnership agreement.

4. Accounts payable shown on the accompanying consolidated balance sheet includes approximately $10.5 million and $37.4 million at September 30, 1999 and December 31, 1998, respectively, of project costs incurred but not paid on Northern Border Pipeline's expansion and extension of its pipeline system that was placed into service in late December 1998 ("The Chicago Project"). These costs are recorded in property, plant and equipment on the accompanying consolidated balance sheet and are excluded from the changes in accounts payable and capital expenditures for property, plant and equipment, net on the accompanying consolidated statement of cash flows.

5. In August 1999, Northern Border Pipeline completed a private offering of $200 million of 7.75% Senior Notes due 2009 ("Senior Notes"). In October 1999, Northern Border Pipeline filed a registration statement relating to the Senior Notes, which has not yet become effective with the SEC. Also in August 1999, Northern Border Pipeline received approximately $12.9 million from the termination of interest rate forward agreements, which is included in long-term debt on the consolidated balance sheet and is being amortized against interest expense over the life of the Senior Notes. The interest rate forward agreements, which had an aggregate notional amount of $150 million, had been executed in September 1998 to hedge the interest rate on a planned issuance of fixed rate debt in 1999. The proceeds from the private offering, net of debt discounts and issuance costs, and the termination of the interest rate forward agreements were used to reduce existing indebtedness under a June 1997 credit agreement.

6. Northern Border Pipeline filed a rate proceeding with the FERC in May 1999 for a redetermination of its allowed equity rate of return. In this proceeding, Northern Border Pipeline proposed, among other things, to increase its allowed equity rate of return. The total annual cost of service increase due to Northern Border Pipeline's proposed changes is approximately $30 million. A number of Northern Border Pipeline's shippers and competing pipelines have filed interventions and protests. In June 1999, the FERC issued an order in which the proposed changes were suspended until December 1, 1999, after which the proposed changes will be implemented with subsequent billings subject to refund. The June order and a subsequent clarification issued by the FERC in August 1999 set for hearing not only Northern Border Pipeline's proposed changes but also several issues raised by intervenors including the appropriateness of Northern Border Pipeline's cost of service tariff, rolled-in rate treatment of The Chicago Project, capital project cost containment mechanism amount recorded for The Chicago Project (see Note 7), depreciation schedule and creditworthiness standards. A procedural schedule has been established which provides for the hearing to commence in July 2000. At this time, the Partnership can give no assurance as to the outcome on any of these issues.

7. As agreed to in a Stipulation and Agreement ("Stipulation") to settle its November 1995 rate case, Northern Border Pipeline implemented a capital project cost containment mechanism ("PCCM"). The purpose of the PCCM was to limit Northern Border Pipeline's ability to include cost overruns on The Chicago Project in rate base and to provide incentives to Northern Border Pipeline for cost underruns. The PCCM amount is determined by comparing the final cost of The Chicago Project to the budgeted cost. The Stipulation required the budgeted cost for The Chicago Project, which had been initially filed with the FERC for approximately $839 million, to be adjusted for the effects of inflation and project scope changes, as defined in the Stipulation. Such adjusted budgeted cost of The Chicago Project has been estimated to be $897 million, with the final construction cost estimated to be $894 million. Thus, Northern Border Pipeline's notification to the FERC and its shippers in June 1999 in its final report reflects the conclusion that there is a $3 million addition to rate base as a result of the PCCM. The Stipulation requires the calculation of the PCCM to be reviewed by an independent national accounting firm. The independent accountants completed their examination of Northern Border Pipeline's PCCM calculation in October 1999. The independent accountants concluded Northern Border Pipeline had complied, in all material respects, with the requirements of the Stipulation related to the PCCM. Northern Border Pipeline filed its June 1999 report and the independent accountants' report in its current rate case proceeding discussed previously. Although Northern Border Pipeline believes the computation has been made in accordance with the terms of the Stipulation, it is unable to predict at this time whether any adjustments will be required. Later developments may prevent recovery of amounts originally calculated under the PCCM, which may result in a non-cash charge to write down transmission plant and that charge could be material to the operating results of the Partnership.

8. Net income per unit is computed by dividing net income, after deduction of the general partners' allocation, by the weighted average number of outstanding common units. The general partners' allocation is equal to an amount based upon their collective 2% general partner interest adjusted for incentive distributions. The distribution to partners amount shown on the accompanying consolidated statement of changes in partners' capital includes incentive distributions to the general partners of approximately $72 thousand.

   On October 19, 1999, the Partnership declared a cash distribution of $0.61 per unit ($2.44 per unit on an annualized basis) for the quarter ended September 30, 1999. The distribution is payable November 12, 1999, to unitholders of record at October 29, 1999.

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

   In December 1998, Northern Border Pipeline completed an expansion and extension of its pipeline system ("The Chicago Project"). As a result of placing the facilities for The Chicago Project into service, Northern Border Pipeline has added approximately $895 million to its gas plant in service through September 30, 1999 ($840 million through December 31, 1998).

Third Quarter 1999 Compared With Third Quarter 1998

   Operating revenues increased $24.6 million for the third quarter of 1999, as compared to the same period in 1998, due primarily to additional revenues from the operation of The Chicago Project facilities. New firm transportation agreements with 27 shippers provided for additional receipt capacity of 700 million cubic feet per day, a 42% increase. The Chicago Project increased Northern Border Pipeline's rate base, which increased Northern Border Pipeline's return for the third quarter of 1999. Also reflected in the increase in 1999 revenues are recoveries of increased pipeline operating expenses due to the new facilities.

   Operations and maintenance expense increased $5.0 million for the third quarter of 1999, from the comparable period in 1998, due primarily to a regulatory credit recorded in 1998, operations and maintenance expenses for The Chicago Project facilities recorded in 1999 and increased administrative expenses for Northern Border Pipeline. During the construction of The Chicago Project, Northern Border Pipeline placed certain new facilities into service in advance of the December 1998 in service date to maintain gas flow at firm contracted capacity while existing facilities were being modified. The regulatory credit of approximately $2.5 million, recorded in the third quarter of 1998, deferred the cost of service of these new facilities. Northern Border Pipeline is allowed to recover from its shippers the regulatory asset that resulted from the cost of service deferral over a ten-year period commencing with the in service date of The Chicago Project.

   Depreciation and amortization expense increased $2.9 million for the third quarter of 1999, as compared to the same period in 1998, due primarily to Northern Border Pipeline placing the facilities for The Chicago Project into service. The impact of the additional facilities on depreciation and amortization expense was partially offset by a decrease in the depreciation rate applied to transmission plant from 2.5% to 2.0%. Northern Border Pipeline agreed to reduce the depreciation rate at the time The Chicago Project was placed into service, as part of a previous rate case settlement.

   Taxes other than income increased $1.7 million for the third quarter of 1999, as compared to the same period in 1998, due primarily to ad valorem taxes attributable to the facilities placed into service for The Chicago Project.

   Interest expense, net increased $9.6 million for the third quarter of 1999, as compared to the same period in 1998, due to an increase in interest expense of $3.8 million and a decrease in interest expense capitalized of $5.8 million. Interest expense attributable to Northern Border Pipeline and the Partnership increased $3.9 million due primarily to an increase in average debt outstanding, reflecting amounts borrowed to finance a portion of the capital expenditures for The Chicago Project. The impact of the increased borrowings on interest expense was partially offset by a decrease in Northern Border Pipeline's average interest rates between 1998 and 1999. The decrease in interest expense capitalized is due to the completion of construction of The Chicago Project in December 1998.

   Other income decreased $3.5 million for the third quarter of 1999, as compared to the same period in 1998, primarily due to a decrease in the allowance for equity funds used during construction. The decrease in the allowance for equity funds used during construction is due to the completion of construction of The Chicago Project in December 1998.

   Minority interests in net income increased $0.7 million for the third quarter of 1999, as compared to the same period in 1998, due to increased net income for Northern Border Pipeline.

Nine Months September 30, 1999 Compared With Nine Months Ended
September 30, 1998

   Operating revenues increased $74.9 million for the nine months ended September 30, 1999, as compared to the same period in 1998, due primarily to additional revenues from the operation of The Chicago Project facilities. The Chicago Project increased Northern Border Pipeline's rate base, which increased Northern Border Pipeline's return for the nine months ended September 30, 1999. Also reflected in the increase in 1999 revenues are recoveries of increased pipeline operating expenses due to the new facilities.

   Operations and maintenance expense increased $10.4 million for the nine months ended September 30, 1999, from the comparable period in 1998, due primarily to a regulatory credit recorded in 1998, operations and maintenance expenses for The Chicago Project facilities recorded in 1999 and increased administrative expenses for Northern Border Pipeline. During the construction of The Chicago Project, Northern Border Pipeline placed certain new facilities into service in advance of the December 1998 in service date to maintain gas flow at firm contracted capacity while existing facilities were being modified. The regulatory credit of approximately $4.7 million, recorded in the nine months ended September 30, 1998, deferred the cost of service of these new facilities. Northern Border Pipeline is allowed to recover from its shippers the regulatory asset that resulted from the cost of service deferral over a ten-year period commencing with the in service date of The Chicago Project.

   Depreciation and amortization expense increased $8.8 million for the nine months ended September 30, 1999, as compared to the same period in 1998, due primarily to Northern Border Pipeline placing the facilities for The Chicago Project into service. The impact of the additional facilities on depreciation and amortization expense was partially offset by a decrease in the depreciation rate applied to transmission plant from 2.5% to 2.0%. Northern Border Pipeline agreed to reduce the depreciation rate at the time The Chicago Project was placed into service, as part of a previous rate case settlement.

   Taxes other than income increased $4.6 million for the nine months ended September 30, 1999, as compared to the same period in 1998, due primarily to ad valorem taxes attributable to the facilities placed into service for The Chicago Project.

   Interest expense, net increased $27.8 million for the nine months ended September 30, 1999, as compared to the same period in 1998, due to an increase in interest expense of $15.8 million and a decrease in interest expense capitalized of $12.0 million. Interest expense attributable to Northern Border Pipeline and the Partnership increased $16.0 million due primarily to an increase in average debt outstanding, reflecting amounts borrowed to finance a portion of the capital expenditures for The Chicago Project. The impact of the increased borrowings on interest expense was partially offset by a decrease in Northern Border Pipeline's average interest rates between 1998 and 1999. The decrease in interest expense capitalized is due to the completion of construction of The Chicago Project in December 1998.

   Other income decreased $6.3 million for the nine months ended September 30, 1999, as compared to the same period in 1998, primarily due to a decrease in the allowance for equity funds used during construction. The decrease in the allowance for equity funds used during construction is due to the completion of construction of The Chicago Project in December 1998.

   Minority interests in net income increased $4.9 million for the nine months ended September 30, 1999, as compared to the same period in 1998, due to increased net income for Northern Border
Pipeline.

Liquidity and Capital Resources

General

   In June 1997, Northern Border Pipeline entered into a credit agreement ("Pipeline Credit Agreement") with certain financial institutions to borrow up to an aggregate principal amount of $750 million. The Pipeline Credit Agreement is comprised of a $200 million five-year revolving credit facility to be used for the retirement of Northern Border Pipeline's previously outstanding bank loan agreements and for general business purposes, and a $550 million three-year revolving credit facility to be used for the construction of The Chicago Project.
Effective March 1999, in accordance with the provisions of the Pipeline Credit Agreement, Northern Border Pipeline converted the three-year revolving credit facility to a term loan maturing in June 2002. At September 30, 1999, $439.0 million was outstanding on the term loan and there was not any outstanding amount on the five-year revolving credit facility.

   In November 1997, the Partnership entered into a credit agreement ("Partnership Credit Agreement") with certain financial institutions to borrow up to an aggregate principal amount of $175 million under a revolving credit facility. The Partnership Credit Agreement is to be used for interim funding of the Partnership's required capital contributions to Northern Border Pipeline for construction of The Chicago Project. The amount available under the Partnership Credit Agreement is reduced to the extent the Partnership issues additional limited partner interests to fund the Partnership's capital contributions for The Chicago Project in excess of $25 million. Public offerings of Common Units in December 1997 and January 1998 reduced the amount available under the Partnership Credit Agreement to $104 million. With the conversion of Northern Border Pipeline's three-year revolving credit facility to a term loan, the maturity date of the Partnership Credit Agreement is November 2000. At September 30, 1999, $90 million was outstanding on the Partnership Credit Agreement.

   In August 1999, Northern Border Pipeline completed a private offering of $200 million of 7.75% Senior Notes due 2009 ("Senior Notes"). In October 1999, Northern Border Pipeline filed a registration statement relating to the Senior Notes, which has not yet become effective with the Securities and Exchange Commission ("SEC"). Also in August 1999, Northern Border Pipeline received approximately $12.9 million from the termination of interest rate forward agreements. The interest rate forward agreements, which had an aggregate notional amount of $150 million, had been executed in September 1998 to hedge the interest rate on a planned issuance of fixed rate debt in 1999. The proceeds from the private offering, net of associated debt discounts and issuance costs, and the termination of the interest rate forward agreements were used to reduce existing indebtedness under the Pipeline Credit Agreement.

   In February 1999, the Partnership filed two registration statements with the SEC. One registration statement was for a proposed offering of $200 million in Common Units and debt securities to be used by the Partnership for general business purposes including repayment of debt, future acquisitions, capital expenditures and working capital. The other registration statement was for a proposed offering of 3,210,000 Common Units that are presently owned by Northwest Border Pipeline Company, a general partner of the Partnership, and PEC Midwest, L.L.C., for which the Partnership will not receive any proceeds.

   Short-term liquidity needs will be met by internal sources and through the lines of credit discussed above. Long-term capital needs may be met through the ability to issue long-term indebtedness as well as additional limited partner interests of the Partnership either through the registration statements previously discussed or separate registrations.

Cash Flows From Operating Activities

   Cash flows provided by operating activities increased $52.4 million to $136.1 million for the nine months ended September 30, 1999, as compared to the same period in 1998, primarily attributed to The Chicago Project facilities placed into service in late December 1998.

Cash Flows From Investing Activities

   Capital expenditures of $90.4 million for the nine months ended September 30, 1999 include $78.3 million for The Chicago Project. The remaining capital expenditures for 1999 are primarily related to renewals and replacements of Northern Border Pipeline's existing facilities. For the comparable period in 1998, capital expenditures were $485.1 million, which included $474.4 million for The Chicago Project.

   Total capital expenditures for 1999 are estimated to be $112 million including $89 million for The Chicago Project. Approximately $37 million of the capital expenditures for The Chicago Project is for construction completed in 1998. The remaining $23 million of 1999 capital expenditures is planned primarily for renewals and replacements of the existing facilities. Northern Border Pipeline anticipates funding its 1999 capital expenditures primarily by borrowing on the Pipeline Credit Agreement and using internal sources.

Cash Flows From Financing Activities

   Cash flows used in financing activities were $54.0 million for the nine months ended September 30, 1999, as compared to cash flows provided by financing activities of $337.6 million for the nine months ended September 30, 1998. Cash distributions to the unitholders and the general partners increased $3.2 million reflecting an increase in the quarterly distribution from $0.575 per Unit to $0.61 per Unit. Distributions paid to minority interest holders were $29.4 million for the nine months ended September 30, 1999, as compared to net cash contributions received from minority interest holders of $40.7 million for the nine months ended September 30, 1998, which included amounts needed to finance a portion of the capital expenditures for The Chicago Project. Financing activities for the nine months ended September 30, 1998 reflect $7.5 million in net proceeds from the issuance of 225,000 Common Units and related capital contributions by the Partnership's general partners in January 1998. Financing activities for the nine months ended September 30, 1999, included $197.5 million from the issuance of the Senior Notes, net of associated debt discounts and issuance costs, and $12.9 million from the termination of the interest rate forward agreements. Advances under the Pipeline Credit Agreement, which were primarily used to finance a portion of the capital expenditures for The Chicago Project, were $82.0 million for the nine months ended September 30, 1999 as compared to advances under the Pipeline Credit Agreement and Partnership Credit Agreement of $343.0 million for the same period in 1998. During the nine months ended September 30, 1999, $255.0 million and $5.0 million was repaid on the Pipeline Credit Agreement and Partnership Credit Agreement, respectively.

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

   The Partnership and its subsidiaries have identified, inventoried, and assessed computer software, hardware, embedded chips, and third-party interfaces. Where necessary, remediation, replacement, or adequate workarounds have been identified and implemented. The workaround the Partnership has employed in very limited instances is to turn the system clocks back to a past date so that the systems will not rollover to the year 2000 for several years. System clocks have been turned back at two compressor stations that have an older control system that has not been upgraded. The Partnership believes that there is limited risk involved with turning the clocks back on these computer systems because all functions are local to the station and their operations are not dependent on knowing the exact date. This strategy allow the computers to continue to function until replaced.

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

   The extent and magnitude of the Year 2000 problem as it may affect the Partnership and its subsidiaries, both before and for some period after January 1, 2000, are difficult to predict or quantify for a number of reasons. Among the most important is the potential complexity of locating embedded microprocessors that may be in a great variety of hardware used for process or flow control, environmental, transportation, access, communications and other systems. The Partnership and its subsidiaries believe that they have been able to identify and remediate mission-critical systems containing embedded microprocessors. Other important difficulties relate to the lack of control over and difficulty inventorying, assessing, remediating, verifying and testing Outside Systems; the complexity of evaluating all software (computer code) internal to the Partnership and its subsidiaries that may not be Year 2000 compatible; and the potential limited availability of certain necessary internal or external resources, including but not limited to trained hardware and software engineers, technicians and other personnel to perform adequate remediation, verification and testing of internal systems or Outside Systems. Year 2000 costs are difficult to estimate accurately because of unanticipated vendor delays, technical difficulties, the impact of tests of Outside Systems, and similar events. There can be no assurance for example that all Outside Systems will be adequately remediated so that they are Year 2000 ready by January 1, 2000, or by some earlier date, so as not to create a material disruption to business. If, despite diligent, prudent efforts under the Plan, there are Year 2000-related failures that create substantial disruptions to the Partnership and its subsidiaries' businesses, the adverse impact could be material. Moreover, the estimated costs of pursuing the current course of action do not take into account the costs, if any, that might be incurred as a result of Year 2000-related failures that occur despite implementation of the Plan, as it may be modified over time.

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

           PART I. FINANCIAL INFORMATION - (Concluded)

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                              RISK

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


   The Partnership's interest rate exposure results from its variable rate borrowings from commercial banks. To mitigate potential fluctuations in interest rates, the Partnership attempts to maintain a significant portion of its consolidated debt portfolio in fixed rate debt. The Partnership also uses an interest rate swap agreement to increase the portion of its fixed rate debt. Since December 31, 1998, there have not been any material changes to the Partnership's interest rate exposure.

                   PART II. OTHER INFORMATION

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


ITEM 1. Legal Proceedings

   Black Mesa Pipeline, Inc., a wholly-owned subsidiary of Northern Border Partners, L.P., has received Findings of Violation by the United States Environmental Protection Agency, citing violations of the Clean Water Act and Notice of Violation from the Arizona Department of Environmental Quality citing violations of state laws due to discharges of coal slurry on the Black Mesa Pipeline from December 1997 through July 1999. Discussions are ongoing regarding the extent of the violations and amount of penalties that may result. Based upon the alleged violations, the maximum penalty amount would be approximately $700,000.

ITEM 6. Exhibits and Reports on Form 8-K

(a)   Exhibits.

   None.

(b)   Reports on Form 8-K.

   Northern Border Partners, L.P. filed a Form 8K dated October 7, 1999, reporting that on October 7, 1999, Northern Border Pipeline Company ("Northern Border Pipeline") had filed with the Securities and Exchange Commission a registration statement on Form S-4 (File No. 333-88577) relating to the offering of up to $200,000,000 of Northern Border Pipeline's 7.75% Senior Notes due 2009, Series A.

                           SIGNATURES




   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NORTHERN BORDER PARTNERS, L.P.
                              (A Delaware Limited Partnership)

Date:  November 10, 1999      By:  JERRY L. PETERS
                                   Jerry L. Peters
                                   Chief Financial and Accounting
                                    Officer