Form 10-K
period 1999-12-31
NORTHERN BORDER PARTNERS LP
filed 2000-03-28
CIK 909281

UNITED STATES SECURITIES AND EXCHANGE
                           COMMISSION
                     WASHINGTON, D.C.  20549
                     _______________________

                          F O R M  10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999
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

     Aggregate market value of the Common Units held by non-affiliates of the registrant, based on closing prices in the daily composite list for transactions on the New York Stock Exchange on March 1, 2000, was approximately $715,540,843.

                 NORTHERN BORDER PARTNERS, L.P.
                        TABLE OF CONTENTS


                                                           Page No.


                             Part I

     Item 1.  Business                                           1
     Item 2.  Properties                                        13
     Item 3.  Legal Proceedings                                 14
     Item 4.  Submission of Matters to a Vote of Security
                Holders                                         14

                             Part II

     Item 5.  Market for Registrant's Common Units and Related
                Security Holder Matters                          15
     Item 6.  Selected Financial Data                            16
     Item 7.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations              17
     Item 7a. Quantitative and Qualitative Disclosures
                About Market Risk                                22
     Item 8.  Financial Statements and Supplementary Data        23
     Item 9.  Changes in and Disagreements With Accountants on
                Accounting and Financial Disclosure              23

                            Part III

     Item 10. Partnership Management                             24
     Item 11. Executive Compensation                             27
     Item 12. Security Ownership of Certain Beneficial Owners
                and Management                                   31
     Item 13. Certain Relationships and Related Transactions     31

                             Part IV

     Item 14. Exhibits, Financial Statement Schedules and
                Reports on Form 8-K                              34

                              PART I

Item 1.   Business

General

     Northern Border Partners, L.P. through a subsidiary limited partnership, Northern Border Intermediate Limited Partnership, collectively referred to herein as "Partnership", owns a 70% general partner interest in Northern Border Pipeline Company, a Texas general partnership ("Northern Border Pipeline"). Our general partners and the general partners of the intermediate limited partnership are Northern Plains Natural Gas Company and Pan Border Gas Company, both subsidiaries of Enron Corp, and Northwest Border Pipeline Company, a subsidiary of The Williams Companies, Inc. The remaining 30% general partner interest in Northern Border Pipeline is owned by TC PipeLines Intermediate Limited Partnership, a subsidiary limited partnership of TC PipeLines, LP, a publicly traded partnership. The general partner of TC PipeLines and its subsidiary limited partnership is TC PipeLines GP, Inc., which is a subsidiary of TransCanada PipeLines Limited.

     Our general partners hold an aggregate 2% general partner interest in the Partnership. The general partners or their affiliates also own Common Units representing an aggregate 14.5% limited partner interest. The combined general and limited partner interests in the Partnership of Enron and Williams are 12.4% and 4.1%, respectively (See
Item 13. "Certain Relationships and Related Transactions").
The Partnership is managed by or under the direction of the Partnership Policy Committee consisting of three members, each of whom has been appointed by one of the general partners (See Item 10. "Partnership Management").

     Our 70% interest in Northern Border Pipeline represents substantially all of our assets. Northern Border Pipeline owns a 1,214-mile United States interstate pipeline system that transports natural gas from the Montana-Saskatchewan border to natural gas markets in the midwestern United States. This pipeline system connects with multiple pipelines, which provides shippers with access to the various natural gas markets served by those pipelines.

     The pipeline system was initially constructed in 1982 and was expanded and/or extended in 1991, 1992 and 1998.
The most recent expansion and extension, called The Chicago
Project, was completed in late 1998, and increased the pipeline system's ability to receive natural gas by 42% to its current capacity of 2,373 million cubic feet per day.
In the year ended December 31, 1999, we estimate that Northern Border Pipeline transported approximately 23% of the total amount of natural gas imported from Canada to the United States. Over the same period, approximately 91% of the natural gas transported was produced in the western
Canadian sedimentary basin located in the provinces of Alberta, British Columbia and Saskatchewan.

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

     Management of Northern Border Pipeline is overseen by the Northern Border Management Committee, which is comprised of three representatives from the Partnership (one designated by each general partner) and one representative from TransCanada. Voting power on the management committee is presently allocated among Northern Border Partners' three representatives in proportion to their general partner interests in Northern Border Partners. As a result, the 70% voting power of our three representatives on the management committee is allocated as follows: 35% to the representative designated by Northern Plains, 22.75% to the representative designated by Pan Border and 12.25% to the representative designated by Northwest Border. Therefore, Enron controls 57.75% of the voting power of the management committee and has the right to select two of the members of the management committee. For a discussion of specific relationships with affiliates, refer to Item 13. "Certain Relationships and Related Transactions."

     The pipeline system is operated by Northern Plains pursuant to an operating agreement. Northern Plains employs approximately 190 individuals located at the operating headquarters in Omaha, Nebraska, and at various locations along the pipeline route. Northern Plains' employees are not represented by any labor union and are not covered by any collective bargaining agreements.

     We also own Black Mesa Pipeline Holdings, Inc. ("Black Mesa"). Black Mesa, through a wholly-owned subsidiary, owns a 273-mile, 18-inch diameter coal slurry pipeline which originates at a coal mine in Kayenta, Arizona. The coal slurry pipeline transports crushed coal suspended in water. It traverses westward through northern Arizona to the 1,500 megawatt Mohave Power Station located in Laughlin, Nevada. The coal slurry pipeline is the sole source of fuel for the Mohave Power Station, which consumes an average of 4.8 million tons of coal annually. The capacity of the pipeline is fully contracted to the coal supplier for the Mohave Power Station through the year 2005. The pipeline is operated by Black Mesa Pipeline Operations, LLC, a wholly-owned subsidiary of the Partnership. Approximately 59 people are employed in the operations of Black Mesa, of which 26 are represented by a labor union, the United Mine Workers. The cash flow from the coal slurry pipeline represents only about 2% of the Partnership's total cash flow.

     In addition, during 1999 through our subsidiary, NBP Energy Pipelines, L.L.C., we purchased from CMS Field Services, Inc. 39% of all issued and outstanding common membership interests in Bighorn Gas Gathering, L.L.C. ("Bighorn") for $31.9 million and agreed to purchase 80% of all issued and outstanding Preferred A Units of Bighorn in 2000 for $20.8 million. CMS Field Services, Inc. and Enron, through one of its subsidiaries, hold the remaining ownership interests in Bighorn. The gathering system is managed through a management committee consisting of representatives of the owners. CMS Field Services, Inc. is the current project manager.

     Located in northeastern Wyoming, Bighorn is capable of gathering more that 250 million cubic feet per day of coal bed methane gas for delivery to the Fort Union Gathering system. Fort Union, in turn, offers interconnects to the interstate gas pipeline grid serving gas markets in the Rocky Mountains, the Midwest and California. The gathering system consists of more than 60 miles of large diameter gathering pipeline and went into service in late December 1999. Approximately 40 additional miles of gathering pipeline is currently under construction and is expected to be completed by the end of 2000. Bighorn has long-term agreements with CMS Oil and Gas Company and Pennaco Energy Inc. to gather coal bed methane gas.

The Pipeline System

     With the completion of The Chicago Project in December
1998, Northern Border Pipeline owns a 1,214-mile United
States interstate pipeline system that transports natural gas from the Montana-Saskatchewan border near Port of Morgan, Montana, to interconnecting pipelines in the upper
Midwest of the United States. Construction of the pipeline was initially completed in 1982. The pipeline system was expanded and/or extended in 1991, 1992 and 1998.

     The pipeline system has pipeline access to natural gas reserves in the western Canadian sedimentary basin in the provinces of Alberta, British Columbia and Saskatchewan in Canada, as well as the Williston Basin in the United States. The pipeline system also has access to synthetic gas produced at the Dakota Gasification plant in North Dakota. For the year ended December 31, 1999, of the natural gas transported on the system, approximately 91% was produced in Canada, approximately 5% was produced by the Dakota Gasification plant, and approximately 4% was produced in the Williston Basin.

     The pipeline system consists of 822 miles of 42-inch diameter pipe designed to transport 2,373 million cubic feet per day from the Canadian border to Ventura, Iowa; 30-inch diameter pipe and 36-inch diameter pipe, each approximately 147 miles in length, designed to transport 1,300 million cubic feet per day in total from Ventura, Iowa to Harper, Iowa; and 226 miles of 36-inch diameter pipe and 19 miles of 30-inch diameter pipe designed to transport 645 million cubic feet per day from Harper, Iowa to a terminus near Manhattan, Illinois (Chicago area). Along the pipeline there are 15 compressor stations with total rated horsepower of 476,500 and measurement facilities to support the receipt and delivery of gas at various points. Other facilities include four field offices and a microwave communication system with 51 tower sites.

     At its northern end, the pipeline system is connected to TransCanada's majority-owned Foothills Pipe Lines (Sask.) Ltd. system in Canada, which is connected to the Alberta system, owned by TransCanada, and the pipeline system owned by Transgas Limited in Saskatchewan. The Alberta system gathers and transports approximately 19% of the total North American natural gas production and approximately 77% of the natural gas produced in the western Canadian sedimentary basin. The pipeline system also connects with facilities of Williston Basin Interstate Pipeline at Glen Ullin and Buford, North Dakota, facilities of Amerada Hess Corporation at Watford City, North Dakota and facilities of Dakota Gasification Company at Hebron, North Dakota in the northern portion of the pipeline system.

Interconnects

    The pipeline system connects with multiple pipelines which provides its shippers with access to the various natural gas markets served by those pipelines. The pipeline system interconnects with pipeline facilities of:

  * Northern Natural Gas Company, an Enron subsidiary, at
    Ventura, Iowa as well as multiple smaller interconnections in South Dakota, Minnesota and Iowa;

  * Natural Gas Pipeline Company of America at Harper, Iowa;

  * MidAmerican Energy Company at Iowa City and Davenport,
    Iowa;

  * Alliant Power Company at Prophetstown, Illinois;

  * Northern Illinois Gas Company at Troy Grove and Minooka,
    Illinois;

  * Midwestern Gas Transmission Company near Channahon,
    Illinois;

  * ANR Pipeline Company near Manhattan, Illinois; and

  * The Peoples Gas Light and Coke Company near Manhattan,
    Illinois at the terminus of the pipeline system.

    The Ventura, Iowa interconnect with Northern Natural Gas Company functions as a large market center, where natural gas transported on the pipeline system is sold, traded and received for transport to significant consuming markets in the Midwest and to interconnecting pipeline facilities destined for other markets.

Shippers

     The pipeline system serves more than 40 shippers with diverse operating and financial profiles. Based upon shippers' cost of service obligations, as of December 31, 1999, 93% of the firm capacity is contracted by producers and marketers. The remaining firm capacity is contracted to local distribution companies (5%) and interstate pipelines (2%). As of December 31, 1999, the termination dates of these contracts ranged from October 31, 2001 to December 21, 2013 and the weighted average contract life, based upon annual cost of service obligations was slightly under seven years with at least 97% of capacity contracted through mid-September 2003.

     Based on their proportionate shares of the cost of service, as of December 31, 1999, the five largest shippers are: Pan-Alberta Gas (U.S.) Inc. (25.7%), TransCanada
PipeLines Limited (10.8%), PanCanadian Energy Services Inc
(7.0%), Enron North America Corp. (formerly Enron Capital &
Trade Resources Corp.) (5.7%) and PetroCanada Hydrocarbons
Inc. (4.9%). The 20 largest shippers, in total, are responsible for an estimated 88.4% of the cost of service.

     As of December 31, 1999, the largest shipper, Pan-Alberta holds firm capacity of 690 million cubic feet per day under three contracts with terms to October 31, 2003.
An affiliate of Enron provides guaranties for 300 million cubic feet per day of Pan-Alberta's contractual obligations through October 31, 2001. In addition, Pan-Alberta's remaining capacity is supported by various credit support arrangements, including, among others, a letter of credit, a guaranty from an interstate pipeline company through October 31, 2001 for 132 million cubic feet per day, an escrow account and an upstream capacity transfer agreement. In January 2000, it was announced that Southern Company Energy Marketing has agreed in principle to manage the assets of Pan-Alberta Gas, Ltd., which would include Pan-Alberta's contracts with Northern Border Pipeline. Subject to the necessary approvals, this arrangement is expected to go into effect in the second quarter of 2000.

     Some of the shippers are affiliated with the general partners of Northern Border Pipeline. TransCanada holds contracts representing 10.8% of the cost of service. Enron North America Corp., a subsidiary of Enron, holds contracts representing 5.3% of the cost of service, which was 5.7% at 1999 year end. Transcontinental Gas Pipe Line Corporation, a subsidiary of Williams, holds a contract representing 0.8% of the cost of service. See Item 13. "Certain Relationships and Related Transactions."

Demand For Transportation Capacity

     Northern Border Pipeline's long-term financial condition is dependent on the continued availability of economic western Canadian natural gas for import into the United States. Natural gas reserves may require significant capital expenditures by others for exploration and development drilling and the installation of production, gathering, storage, transportation and other facilities that permit natural gas to be produced and delivered to pipelines that interconnect with the pipeline system. Low prices for natural gas, regulatory limitations or the lack of available capital for these projects could adversely affect the development of additional reserves and production, gathering, storage and pipeline transmission and import and export of natural gas supplies. Additional pipeline export capacity also could accelerate depletion of these reserves.

     Northern Border Pipeline's business depends in part on the level of demand for western Canadian natural gas in the markets the pipeline system serves. The volumes of natural gas delivered to these markets from other sources affect the demand for both western Canadian natural gas and use of the pipeline system. Demand for western Canadian natural gas to serve other markets also influences the ability and willingness of shippers to use the pipeline system to meet demand in the markets that our pipeline serves.

     A variety of factors could affect the demand for natural gas in the markets that the pipeline system serves.
These factors include:

  * economic conditions;

  * fuel conservation measures;

  * alternative energy requirements and prices;

  * climatic conditions;

  * government regulation; and

  * technological advances in fuel economy and energy generation devices.

    We cannot predict whether these or other factors will have an adverse effect on demand for use of the pipeline system or how significant that adverse effect could be.

Future Demand and Competition

     In October 1998, Northern Border Pipeline applied to the FERC for approval of Project 2000 to expand and extend the pipeline system into Indiana. If constructed, Project 2000 will strategically position Northern Border Pipeline to move natural gas east of Chicago and will place it in direct contact with major industrial natural gas consumers. Project 2000 would afford shippers on the expanded/extended pipeline system access to the northern Indiana industrial zone. The proposed pipeline extension will interconnect with Northern Indiana Public Service Company, a major midwest local distribution company with a large industrial load requirement, at the terminus near North Hayden, Indiana.

     Permanent reassignments of contracted transportation capacity, or "capacity releases", were negotiated between several existing and project shippers originally included in the October 1998 application. On March 25, 1999, Northern Border Pipeline amended the application to the FERC to reflect these changes. Numerous parties filed to intervene in this proceeding. Several parties protested this application asking that the FERC deny Northern Border Pipeline's request for rolled-in rate treatment for the new facilities and that Northern Border Pipeline be required to solicit indications of interest from existing shippers for capacity releases that would possibly eliminate the construction of certain new facilities. "Rolled-in rate treatment," is the combining of the cost of service of the existing system with the cost of service related to the new facilities for purposes of calculating a system-wide transportation charge.

     On September 15, 1999, the FERC issued a policy statement on certification and pricing of new construction projects. The policy statement indicated a preference for establishing the transportation charge for newly constructed facilities on a separate, stand-alone basis, also known as "incremental pricing." This reversed the existing presumption in favor of rolled-in pricing when the impact of the new capacity is not more than a 5% increase to existing rates and results in system-wide benefits. As set forth above, the amended application to construct facilities to expand the system was filed based upon rolled-in rate treatment. On December 17, 1999, Northern Border Pipeline filed an amendment to the March 25, 1999 certificate application to support rolled-in rate treatment in light of FERC's new policy statement and to modify the proposed facilities. Several parties renewed their protests of the application. On March 16, 2000, the FERC issued an order granting Northern Border Pipeline's application for a certificate to construct and operate the proposed facilities and finding that the project meets the requirements of the new policy statement. The FERC approved Northern Border Pipeline's request for rolled-in rate treatment based upon the proposed project costs. Upon acceptance of the certificate and completion of acquisition of necessary right-of-way, permits and equipment, construction will proceed. The revised capital expenditures for Project 2000 are estimated to be approximately $94 million. Proposed facilities include approximately 34.4 miles of 30-inch pipeline, new equipment and modifications at three compressor stations resulting in a net increase of 22,500 compressor horsepower and one meter station.

     As a result of the proposed Project 2000 expansion, the pipeline system will have the ability to transport 1,484 million cubic feet per day from Ventura to Harper, Iowa, 844 million cubic feet per day from Harper to Manhattan, Illinois, and 544 million cubic feet per day on the new extension from Manhattan to North Hayden, Indiana.

     Under precedent agreements, five project shippers have agreed to take all of the transportation capacity, subject to the satisfaction of specific conditions. With the issuance of the certificate, Northern Border Pipeline and the project shippers are negotiating to resolve those conditions and execute transportation contracts. The
Project 2000 shippers are: Bethlehem Steel Corporation,
El Paso Energy Marketing Company, Northern Indiana Public
Service Company, Peoples Energy Services Corporation and
The Peoples Gas Light and Coke Company.

     Northern Border Pipeline competes with other pipeline companies that transport natural gas from the western Canadian sedimentary basin or that transport natural gas to markets in the midwestern United States. The competitors for the supply of natural gas include six pipelines, one of which is under construction and is described below, and the Canadian domestic users in the western Canadian sedimentary basin region. Northern Border Pipeline's competitive position is affected by the availability of Canadian natural gas for export, the prices of natural gas in alternative markets, the cost of producing natural gas in Canada, and demand for natural gas in the United States.

     The Alliance Pipeline, which will transport natural gas from the western Canadian sedimentary basin to the midwestern United States, has received Canadian and United States regulatory approvals and is under construction. Its sponsors have announced their plans for the Alliance Pipeline to be in service by late 2000. Upon its completion, Northern Border Pipeline will compete directly with the Alliance Pipeline.

     We expect that the Alliance Pipeline would transport for its shippers gas containing high-energy liquid hydrocarbons. Additional facilities to extract the natural gas liquids are being constructed near the Alliance
Pipeline's terminus in Chicago to permit Alliance to transport natural gas with the liquids-rich element.

     As a consequence of the Alliance Pipeline, there may be a large increase in natural gas moving from the western Canadian sedimentary basin to Chicago. There are several additional projects proposed to transport natural gas from the Chicago area to growing eastern markets that would provide access to additional markets for the shippers. The proposed projects currently being pursued by third parties and TransCanada are targeting markets in eastern Canada and the northeast United States. These proposed projects are in various stages of regulatory approval. One such project, Vector Pipeline L.P., has commenced construction.

     Williams has a minority interest (14.6%) in the Alliance Pipeline. TransCanada and other unaffiliated companies own and operate pipeline systems which transport natural gas from the same natural gas reserves in western
Canada that supply Northern Border Pipeline's customers.

     Natural gas is also produced in the United States and transported by competing pipeline systems to the same destinations as the pipeline system.

FERC Regulation

General

     Northern Border Pipeline is subject to extensive regulation by the FERC as a "natural gas company" under the Natural Gas Act. Under the Natural Gas Act and the Natural
Gas Policy Act, the FERC has jurisdiction with respect to virtually all aspects of the business, including:

  * transportation of natural gas;

  * rates and charges;

  * construction of new facilities;

  * extension or abandonment of service and facilities;

  * accounts and records;

  * depreciation and amortization policies;

  * the acquisition and disposition of facilities; and

  * the initiation and discontinuation of services.

     Where required, Northern Border Pipeline holds certificates of public convenience and necessity issued by the FERC covering the facilities, activities and services.
Under Section 8 of the Natural Gas Act, the FERC has the power to prescribe the accounting treatment for items for regulatory purposes. Northern Border Pipeline's books and records are periodically audited under Section 8.

     The FERC regulates the rates and charges for transportation in interstate commerce. Natural gas companies may not charge rates exceeding rates judged just and reasonable by the FERC. In addition, the FERC prohibits natural gas companies from unduly preferring or unreasonably discriminating against any person with respect to pipeline rates or terms and conditions of service. Some types of rates may be discounted without further FERC authorization.

Cost of service tariff

     The firm transportation shippers contract to pay for a proportionate share of the pipeline system's cost of service. During any given month, each of these shippers pays a uniform mileage-based charge for the amount of capacity contracted, calculated under a cost of service tariff. The shippers are obligated to pay their proportionate share of the cost of service regardless of the amount of natural gas they actually transport. The cost of service tariff is regulated by the FERC and provides an opportunity to recover operations and maintenance costs of the pipeline system, taxes other than income taxes, interest, depreciation and amortization, an allowance for income taxes and a return on equity approved by the FERC. Northern Border Pipeline may not charge or collect more than the cost of service under the tariff on file with the FERC.

     The investment in the pipeline system is reflected in various accounts referred to collectively as the regulated "rate base." The cost of service includes a return, with related income taxes, on the rate base. Over time, the rate base declines as a result of, among other things, monthly depreciation and amortization. The rate base currently includes, as an additional amount, a one-time ratemaking adjustment to reflect the receipt of a financial incentive on the original construction of the pipeline. Since inception, the rate base adjustment, called an incentive rate of return, has been amortized through monthly additions to the cost of service. The amortization continues until November 2001 when the incentive rate of return will be fully amortized.

     Northern Border Pipeline bills the cost of service on an estimated basis for a six month cycle. Any net excess or deficiency between the cost of service determined for that period according to the FERC tariff and the estimated billing is accumulated, including carrying charges. This amount is then either billed to or credited back to the shippers' accounts.

     Northern Border Pipeline also provides interruptible transportation service. Interruptible transportation service is transportation in circumstances when surplus capacity is available after satisfying firm service requests. The maximum rate charged to interruptible shippers is calculated from cost of service estimates on the basis of contracted capacity. Except for certain limited situations, all revenue from the interruptible transportation service is credited to the cost of service for the benefit of the firm shippers.

     In the 1995 rate case, Northern Border Pipeline reached a settlement that was filed in a stipulation and agreement. Although it was contested, the settlement was approved by the FERC on August 1, 1997. In the settlement, the depreciation rate was established at 2.5% from January 1, 1997 through the in-service date of The Chicago Project and, at that time, it was reduced to 2.0%. Starting in the year 2000, the depreciation rate is scheduled to increase gradually on an annual basis until it reaches 3.2% in 2002.

     The settlement also determined several other cost of service parameters. In accordance with the effective tariff, the allowed equity rate of return is 12.0%. For at least seven years from the date The Chicago Project was completed, under the terms of the settlement, Northern
Border Pipeline may continue to calculate the allowance for income taxes as a part of the cost of service in the manner it had historically used. In addition, a settlement adjustment mechanism of $31 million was implemented, which effectively reduces the allowed return on rate base.

  Also as agreed to in the settlement, Northern Border Pipeline implemented a project cost containment mechanism for The Chicago Project. The purpose of the project cost containment mechanism was to limit Northern Border Pipeline's ability to include cost overruns for The Chicago Project in rate base and to provide incentives for cost underruns. The settlement agreement required the budgeted cost for The Chicago Project, which had been initially filed with the FERC for approximately $839 million, to be adjusted for the effects of inflation and for costs attributable to changes in project scope, as defined in the settlement agreement.

  In the determination of The Chicago Project cost containment mechanism, the actual cost of the project is compared to the budgeted cost. If there is a cost overrun of $6 million or less, the shippers will bear the actual cost of the project through its inclusion in our rate base. If there is a cost savings of $6 million or less, the full budgeted cost will be included in the rate base. If there is a cost overrun or cost savings of more than $6 million but less than 5% of the budgeted cost, the $6 million plus 50% of the excess will be included in our rate base. All cost overruns exceeding 5% of the budgeted cost are excluded from the rate base.

  Northern Border Pipeline has determined the budgeted cost of The Chicago Project, as adjusted for the effects of inflation and project scope changes, to be $897 million, with the final construction cost estimated to be $894 million. Northern Border Pipeline's notification to the FERC and its shippers in June 1999 in its final report reflects the conclusion that there will be a $3 million addition to rate base related to the project cost containment mechanism.

  The stipulation required the calculation of the project cost containment mechanism to be reviewed by an independent national accounting firm. The independent accountants completed their examination of Northern Border Pipeline's calculation of the project cost containment mechanism in October 1999. The independent accountants concluded Northern Border Pipeline had complied in all material respects with the requirements of the stipulation related to the project cost containment mechanism.

     Although we believe that the computations in the final report have been properly completed under the terms of the stipulation, we are unable to predict at this time whether any adjustments will be required. Later developments in the pending rate case, discussed below, may prevent recovery of amounts originally calculated under the project cost containment mechanism, which may result in a non-cash charge to write down our balance sheet transmission plant line item, and that charge could be material to our operating results.

     In May 1999, Northern Border Pipeline filed a rate case wherein it proposed, among other things, to increase the allowed equity rate of return to 15.25%. The total annual cost of service increase due to the proposed changes is approximately $30 million. A number of the shippers and competing pipelines have filed interventions and protests.
In June 1999, the FERC issued an order in which the proposed changes were suspended until December 1, 1999, after which they were implemented with subsequent billings subject to refund. The order set for hearing not only the proposed changes but also several issues raised by intervenors including the appropriateness of the cost of service tariff, the depreciation schedule and the creditworthiness standards. Several parties, including Northern Border Pipeline, asked for clarification or rehearing of various aspects of the June order. On August 31, 1999, the FERC issued an order that provided that the issue of rolled-in rate treatment of The Chicago Project may be examined in this proceeding. Also, since the amount of The Chicago Project costs to be included in rate base is governed by the settlement in the previous rate case, the FERC consolidated that proceeding with this case and directed that the presiding Administrative Law
Judge conduct any further proceedings that may be appropriate. Under the order issued August 31, 1999, Northern Border Pipeline filed the June 1999 final report and the independent accountants' report on the calculation of the project cost containment mechanism. While Northern Border Pipeline had not proposed in this case to change the depreciation rates approved in the last rate case, the order also provided that it had the burden of proving that the depreciation rates are just and reasonable. Testimony filed by FERC staff and intervenors has advocated positions on among other things, rate of return on equity ranging from 9.85% to 11.5%, a depreciation straight line rate ranging from 2.34% to 2.5%, a reduction in rate base under the project cost containment mechanism ranging from $31.8 million to $43.1 million, and modification of the cost of service form of tariff to adoption of a stated rate form of tariff with various rate designs. A procedural schedule has been established which calls for the hearing to commence in July 2000. At this time, we can give no assurance as to the outcome on any of these issues.

Open access regulation

     Beginning on April 8, 1992, the FERC issued a series of orders, known as Order 636, which required pipeline companies to unbundle their services and offer sales, transportation, storage, gathering and other services separately, to provide all transportation services on a basis that is equal in quality for all shippers and to implement a program to allow firm holders of pipeline capacity to resell or release their capacity to other shippers. Since Northern Border Pipeline has been a transportation only pipeline since inception, implementation was easily met. Capacity release provisions were adopted which allowed shippers to release all or part of their capacity either permanently or temporarily. If a shipper temporarily releases part or all of its firm capacity to a third party, then that releasing shipper receives credit against amounts due under its firm transportation contract for revenues received by Northern Border Pipeline as a result of the temporary release. The releasing shipper is not relieved of its obligations under its contract.
Shippers on the pipeline system have temporarily released capacity as well as permanently released capacity to other shippers who have agreed to comply with the underlying contractual and regulatory obligations associated with that capacity.

     Order 636 adopted "right of first refusal" procedures, imposed by the FERC as a condition to the pipeline's right to abandon long-term transportation service, to govern a shipper's continuing rights to transportation services when its contract with the pipeline expires. The FERC's rules require existing shippers to match any bid of up to five years in order to renew those contracts. As discussed below, the FERC has narrowed the scope of this right. In the future, the right of first refusal will apply only to maximum rate contracts for 12 or more consecutive months of service.

     Beginning in 1996, the FERC issued a series of orders, referred to together as Order 587, amending its open access regulations to standardize business practices and procedures governing transactions between interstate natural gas pipelines, their customers, and others doing business with the pipelines. The intent of Order 587 was to assist shippers that deal with more than one pipeline by establishing standardized business practices and procedures. These business standards, developed by the Gas Industry Standards Board, govern important business practices including shipper supplied service nominations, allocation of available capacity, accounting and invoicing of transportation service, standardized internet business transactions and capacity release. Northern Border Pipeline has implemented the necessary changes to the tariff and internal systems so we can fully comply with the business standards as required by these orders.

     In 1998, the FERC initiated a number of proceedings to further amend its open access regulations. In a Notice of Proposed Rulemaking issued on July 29, 1998, the FERC proposed changes to its regulations governing short-term transportation services. In the resulting order, Order 637 issued February 9, 2000, the FERC revised the short-term transportation regulations by 1) waiving the maximum rate ceiling in its capacity release regulations until September
30, 2002 for short-term releases of capacity of less than one year; 2) permitting value-oriented peak/off-peak rates to better allocate revenue responsibility between short-term and long-term markets; 3) permitting term-differentiated rates to better allocate risks between shippers and the pipelines; 4) revising the regulations related to scheduling procedures, capacity segmentation, imbalance management and penalties; 5) retaining the right of first refusal and the five-year matching cap but limiting the right to customers with maximum rate contracts for 12 or more consecutive months of service; and 6) adopting new reporting requirements to take effect September 1, 2000 that include reporting daily transactional data on all firm and interruptible contracts, daily reporting of scheduled quantities at points or segments, and the posting of corporate and pipeline organizational charts, names and functions.

     On September 15, 1999, the FERC issued a policy statement on certification and pricing of new construction projects. The policy statement announces a preference for pricing new construction incrementally. This reverses the existing presumption in favor of rolled-in pricing when the impact of the new capacity is not more than a 5% increase to existing rates and results in system-wide benefits. Also, in examining new projects, the FERC will evaluate the efforts by the applicant to minimize adverse impact to its existing customers, to competitor pipelines and their captive customers, and to landowners and communities affected by the proposed route of the pipeline. If the public benefits outweigh any residual adverse effects, the FERC will proceed with the environmental analysis of the project. This policy is to be applied on a case-by-case basis. In an order issued February 9, 2000, the FERC addressed requests for rehearing of the policy statement and generally affirmed the policy statement with a few changes and clarifications.

     We do not believe that these regulatory initiatives will have a material adverse impact to Northern Border
Pipeline's operations.

Environmental and Safety Matters

     Our operations are subject to federal, state and local laws and regulations relating to safety and the protection of the environment which include the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, Clean Air Act, as amended, the Clean Water Act, as amended, the Natural Gas Pipeline Safety Act of 1969, as amended, and the Pipeline Safety Act of 1992.

     Black Mesa Pipeline, Inc., our subsidiary, has received a Findings of Violation by the United States Environmental Protection Agency ("EPA"), citing violations of the Clean Water Act and Notice of Violation from the Arizona Department of Environmental Quality citing violations of state laws due to discharges of coal slurry on Black Mesa's pipeline from December 1997 through July 1999. Black Mesa Pipeline has agreed to pay an amount of $128,000 in penalties for all alleged violations. The EPA has determined that a Consent Decree will be required and we are negotiating the terms of that decree which will include certain preventative measures, reporting requirements and associated penalties for failure to comply.

     Although we believe that our operations and facilities are in general compliance in all material respects with applicable environmental and safety regulations, risks of substantial costs and liabilities are inherent in pipeline operations, and we cannot provide any assurances that we will not incur such costs and liabilities. Moreover, it is possible that other developments, such as increasingly strict environmental and safety laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the Partnership's operations, could result in substantial costs and liabilities to the Partnership. If we are unable to recover such resulting costs, cash distributions could be adversely affected.

Item 2.   Properties

     Northern Border Pipeline holds the right, title and interest in its pipeline system. With respect to real property, the pipeline system falls into two basic categories: (a) parcels which Northern Border Pipeline owns in fee, such as certain of the compressor stations, meter stations, pipeline field office sites, and microwave tower sites; and (b) parcels where the interest of Northern Border Pipeline derives from leases, easements, rights-of-way, permits or licenses from landowners or governmental authorities permitting the use of such land for the construction and operation of the pipeline system. The right to construct and operate the pipeline across certain property was obtained by Northern Border Pipeline through exercise of the power of eminent domain. Northern Border Pipeline continues to have the power of eminent domain in each of the states in which it operates the pipeline system, although it may not have the power of eminent domain with respect to Native American tribal lands.

     Approximately 90 miles of the pipeline is located on fee, allotted and tribal lands within the exterior boundaries of the Fort Peck Indian Reservation in Montana.
Tribal lands are lands owned in trust by the United States for the Fort Peck Tribes and allotted lands are lands owned in trust by the United States for an individual Indian or Indians. Northern Border Pipeline does have the right of eminent domain with respect to allotted lands.

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

     In conjunction with obtaining a pipeline right-of-way lease across tribal lands located within the exterior boundaries of the Fort Peck Indian Reservation, Northern Border Pipeline also obtained a right-of-way across allotted lands located within the reservation boundaries. This right-of-way, granted by the Bureau of Indian Affairs ("BIA") on March 25, 1981, for and on behalf of individual Indian owners, expired on March 31, 1996. Before the termination date, Northern Border Pipeline undertook efforts to obtain voluntary consents from individual Indian owners for a new right-of-way, and Northern Border Pipeline filed applications with the BIA for new right-of-way grants across those tracts of allotted lands where a sufficient number of consents from the Indian owners had been obtained. During 1999, the BIA issued formal right-of-way grants for those tracts for which sufficient landowners consents were obtained. Also, a condemnation action was filed in Federal Court in the District of Montana concerning those remaining tracts of allotted land for which a majority of consents were not timely received. An order was entered on March 18, 1999 condemning permanent easements in favor of Northern Border Pipeline on the tracts in question.

Item 3.   Legal Proceedings

     We are not currently parties to any legal proceedings that, individually or in the aggregate, would reasonably be expected to have a material adverse impact on our results of operations or financial position. Also, see Item 1. "Business - Environmental and Safety Matters."

Item 4.   Submission of Matters to a Vote of Security
          Holders

 There were no matters submitted to a vote of security holders during 1999.

                           PART II

Item 5. Market for the Registrant's Common Units and Related Security Holder Matters

     The following table sets forth, for the periods indicated, the high and low sale prices per Common Unit, as reported on the New York Stock Exchange Composite Tape, and the amount of cash distributions per Common Unit declared for each quarter:

                              Price Range           Cash
                            High        Low     Distributions

   1999
   First Quarter           $35.50     $30.375      $0.61
   Second Quarter           33.5625    30.1875      0.61
   Third Quarter            31.875     28.00        0.61
   Fourth Quarter           29.50      21.625       0.65


   1998
   First Quarter           $34.3125   $32.50       $0.575
   Second Quarter           35.00      31.8125      0.575
   Third Quarter            34.75      31.125       0.575
   Fourth Quarter           36.125     32.50        0.61


     As of March 1, 2000, there were approximately 2,100
record holders of Common Units and approximately 37,900 beneficial owners of the Common Units, including Common
Units held in street name.

     We currently have 29,347,313 Common Units outstanding, representing a 98% limited partner interest. The Common Units are the only outstanding limited partner interests. Thus, our equity consists of general partner interests representing in the aggregate a 2% interest and Common Units representing in the aggregate a 98% limited partner interest.

     In general, the general partners are entitled to 2% of all cash distributions, and the holders of Common Units are entitled to the remaining 98% of all cash distributions, except that the general partners are entitled to incentive distributions if the amount distributed with respect to any quarter exceeds $0.605 per Common Unit ($2.42 annualized). Under the incentive distribution provisions, the general partners are entitled to 15% of amounts distributed in excess of $0.605 per Common Unit, 25% of amounts distributed in excess of $0.715 per Common Unit ($2.86 annualized) and 50% of amounts distributed in excess of $0.935 per Common Unit ($3.74 annualized). The amounts that trigger incentive distributions at various levels are subject to adjustment in certain events, as described in the Partnership Agreement. On January 18, 2000, we declared an increase in the distribution to $0.65 per Unit ($2.60 per Unit on an annualized basis), payable February 14, 2000 to the general partners and Unitholders of record at January 31, 2000.

     On January 19, 1999, the 6,420,000 Subordinated Units outstanding were converted into 6,420,000 Common Units in accordance with their terms in a transaction that was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.

Item 6.  Selected Financial Data
(in thousands, except per Unit and operating data)


                                                Year Ended December 31,
                               1999         1998         1997         1996         1995
INCOME DATA:
Operating revenues, net    $  318,963   $  217,592   $  198,574   $  201,943   $  206,497
Operations and
 maintenance                   53,451       44,770       37,418       28,366       26,730
Depreciation and
 amortization                  54,493       43,536       40,172       46,979       47,081
Taxes other than
 income                        30,952       22,012       22,836       24,390       23,886
Regulatory credit                  --       (8,878)          --           --           --
 Operating income             180,067      116,152       98,148      102,208      108,800
Interest expense, net          67,709       30,922       30,860       32,670       35,106
Other income                    4,213       12,859        7,989        2,900          469
Minority interests
 in net income                 35,568       30,069       22,253       22,153       22,360
Net income to partners     $   81,003   $   68,020     $ 53,024   $   50,285   $   51,803

Net income per Unit        $     2.70   $     2.27     $   1.97   $     1.88   $     1.94

Number of units used
 in computation                29,347       29,345       26,392       26,200       26,200

CASH FLOW DATA:
Net cash provided by
 operating activities      $  173,368   $  103,849   $  119,621   $  137,534   $  127,078
Capital expenditures          102,270      652,194      152,658       18,597        8,411
Distribution per Unit            2.44         2.30         2.20         2.20         2.20

BALANCE SHEET DATA
 (AT END OF PERIOD):
Property, plant
 and equipment, net        $1,745,356   $1,730,476   $1,118,364   $  937,859   $  957,587
Total assets                1,863,437    1,825,766    1,266,917    1,016,484    1,041,339
Long-term debt,
 including current
 maturities                 1,031,986      976,832      481,355      377,500      410,000
Minority interests in
 partners' capital            250,450      253,031      174,424      158,089      166,789
Partners' capital             515,269      507,426      500,728      410,586      419,117

OPERATING DATA (unaudited):
Northern Border Pipeline:
Million cubic feet
 of gas delivered             834,833      608,187      621,262      630,148      614,617
Average daily
 throughput (MMcfd)             2,353        1,706        1,735        1,755        1,717

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Results of Operations

Year Ended December 31, 1999 Compared With the Year Ended
December 31, 1998

  Operating revenues, net increased $101.4 million (47%) for the year ended December 31, 1999, as compared to the same period in 1998, due primarily to additional revenue from Northern Border Pipeline's operation of The Chicago Project facilities. Additional receipt capacity of 700 million cubic feet per day, a 42% increase, and new firm transportation agreements with 27 shippers resulted from The Chicago Project. Northern Border Pipeline's FERC tariff provides an opportunity to recover operations and maintenance costs of the pipeline, taxes other than income taxes, interest, depreciation and amortization, an allowance for income taxes and a regulated return on equity. Northern Border Pipeline is generally allowed an opportunity to collect from its shippers a return on unrecovered rate base as well as recover that rate base through depreciation and amortization. The return amount Northern Border Pipeline collects from its shippers declines as the rate base is recovered. The Chicago Project increased Northern Border Pipeline's rate base, which increased return for the year ended December 31, 1999. Also reflected in the increase in 1999 revenues are recoveries of increased pipeline operating expenses due to the new facilities.

  Operations and maintenance expense increased $8.7 million (19%) for the year ended December 31, 1999, from the same period in 1998, due primarily to operations and maintenance expenses for The Chicago Project facilities and increased employee payroll and benefit expenses.

  Depreciation and amortization expense increased $11.0 million (25%) for the year ended December 31, 1999, as compared to the same period in 1998, due primarily to The Chicago Project facilities placed into service. The impact of the additional facilities on depreciation and amortization expense was partially offset by a decrease in the depreciation rate applied to transmission plant from 2.5% to 2.0%. Northern Border Pipeline agreed to reduce the depreciation rate at the time The Chicago Project was placed into service as part of a previous rate case settlement.

  Taxes other than income increased $8.9 million (41%) for the year ended December 31, 1999, as compared to the same period in 1998, due primarily to ad valorem taxes attributable to the facilities placed into service for The Chicago Project.

  For the year ended December 31, 1998, Northern Border Pipeline recorded a regulatory credit of $8.9 million. During the construction of The Chicago Project, Northern Border Pipeline placed new facilities into service in advance of the December 1998 project in-service date to maintain gas flow at firm contracted capacity while existing facilities were being modified. The regulatory credit deferred the cost of service of these new facilities. Northern Border Pipeline is allowed to recover from its shippers the regulatory asset that resulted from the cost of service deferral over a ten-year period commencing with the in-service date of The Chicago Project.

  Interest expense, net increased $36.8 million (119%) for the year ended December 31, 1999, as compared to the same period in 1998, due to an increase in interest expense of $17.9 million and a decrease in interest expense capitalized of $18.9 million. Interest expense increased due primarily to an increase in average debt outstanding, reflecting amounts borrowed to finance a portion of the capital expenditures for The Chicago Project. The impact of the increased borrowings on interest expense was partially offset by a decrease in average interest rates between 1998 and 1999. The decrease in interest expense capitalized is due to the completion of construction of The Chicago Project in December 1998.

  Other income decreased $8.6 million (67%) for the year ended December 31, 1999, as compared to the same period in 1998, primarily due to a decrease in the allowance for equity funds used during construction. The decrease in the allowance for equity funds used during construction is due to the completion of construction of The Chicago Project in December 1998.

   Minority interests in net income increased $5.5 million (18%) for the year ended December 31, 1999, as compared to the same period in 1998, due to increased net income for Northern Border
Pipeline.

Year Ended December 31, 1998 Compared With the Year Ended
December 31, 1997

   Operating revenues, net increased $19.0 million (10%) for the year ended December 31, 1998, as compared to the results for the comparable period in 1997. Operating revenues attributable to Northern Border Pipeline increased $10.5 million due primarily to returns on higher levels of invested equity. Operating revenues for Black Mesa were $21.0 million in 1998 as compared to $12.5 million in 1997, which represented seven months of revenue. On May 31, 1997, the Partnership increased its ownership interest of Black Mesa and began to reflect its operating results on a consolidated basis. Prior to that time, Black Mesa was accounted for on the equity method and included in other income.

   Operations and maintenance expense increased $7.4 million (20%) for the year ended December 31, 1998, from the comparable period in 1997. Operations and maintenance expense for Black Mesa was $13.8 million in 1998 as compared to $7.7 million in 1997, which represented seven months of expense.

   Depreciation and amortization expense increased $3.4 million (8%) for the year ended December 31, 1998, as compared to the same period in 1997. Depreciation and amortization expense attributable to Northern Border Pipeline increased $2.3 million primarily due to facilities that were placed in service in 1998. Depreciation and amortization expense for Black Mesa was $2.6 million in 1998 as compared to $1.5 million in 1997, which represented seven months of expense.

   For the year ended December 31, 1998, Northern Border Pipeline recorded a regulatory credit of approximately $8.9 million. During the construction of The Chicago Project, Northern Border Pipeline placed certain new facilities into service in advance of the December 1998 project in-service date to maintain gas flow at firm contracted capacity while existing facilities were being modified. The regulatory credit results in deferral of the cost of service of these new facilities. Northern Border Pipeline is allowed to recover from its shippers the regulatory asset that resulted from the cost of service deferral over a ten-year period commencing with the in-service date of The Chicago Project.

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

   Other income increased $4.9 million (61%) for the year ended December 31, 1998, as compared to the same period in 1997. The increase was primarily due to an $8.8 million increase in the allowance for equity funds used during construction. The increase in the allowance for equity funds used during construction primarily relates to Northern Border Pipeline's expenditures for The Chicago Project.

  Other income for 1997 included $4.8 million received by Northern Border Pipeline for vacating certain microwave frequency bands. The amount received was a one-time occurrence and Northern Border Pipeline does not expect to receive any material payments for vacating microwave frequency bands in the future.

   Minority interests in net income increased $7.8 million (35%) for the year ended December 31, 1998, as compared to the same period in 1997, due to increased net income for Northern Border
Pipeline.

Liquidity and Capital Resources

General

   In August 1999, Northern Border Pipeline completed a private offering of $200 million of 7.75% Senior Notes due 2009, which notes were subsequently exchanged in a registered offering for notes with substantially identical terms ("Senior Notes"). The indenture under which the Senior Notes were issued does not limit the amount of unsecured debt Northern Border Pipeline may incur, but does contain material financial covenants, including restrictions on incurrence of secured indebtedness. The proceeds from the Senior Notes were used to reduce indebtedness under a June 1997 credit agreement.

   In June 1997, Northern Border Pipeline entered into a credit agreement ("Pipeline Credit Agreement") with certain financial institutions to borrow up to an aggregate principal amount of $750 million. The Pipeline Credit Agreement is comprised of a $200 million five-year revolving credit facility to be used for the retirement of Northern Border Pipeline's prior credit facilities and for general business purposes, and a $550 million three-year revolving credit facility to be used for the construction of The Chicago Project. Effective March 1999, in accordance with the provisions of the Pipeline Credit Agreement, Northern Border Pipeline converted the three-year revolving credit facility to a term loan maturing in 2002. At December 31, 1999, $439.0 million was outstanding under the term loan. No funds were outstanding under the five-year revolving credit facility.

   At December 31, 1999, Northern Border Pipeline also had outstanding $250 million of senior notes issued in a private placement under a July 1992 note purchase agreement. The note purchase agreement provides for four series of notes, Series A through D, maturing between August 2000 and August 2003. The Series A Notes with a principal amount of $66 million mature in August 2000. Northern Border Pipeline anticipates borrowing on the Pipeline Credit Agreement to repay the Series A Notes.

   In November 1997, the Partnership entered into a credit agreement ("Partnership Credit Agreement") with certain financial institutions to borrow up to an aggregate principal amount of $175 million under a revolving credit facility. The Partnership Credit Agreement is to be used for interim funding of the Partnership's required capital contributions to Northern Border Pipeline for construction of The Chicago Project. The amount available under the Partnership Credit Agreement is reduced to the extent the Partnership issues additional limited partner interests to fund the Partnership's capital contributions for The Chicago Project in excess of $25 million. Public offerings of Common Units in December 1997 and January 1998 reduced the amount available under the Partnership Credit Agreement to $104 million. With the conversion of Northern Border Pipeline's three-year revolving credit facility to a term loan, the maturity date of the Partnership Credit Agreement is November 2000. At December 31, 1999, $90 million had been borrowed on the Partnership Credit Agreement.

   In December 1999, the Partnership entered into a one-year credit agreement ("1999 Credit Agreement") with a single financial institution to borrow up to an aggregate principal amount of $25 million under a revolving line of credit. The 1999 Credit Agreement is to be used for capital contributions to Northern Border Pipeline or for acquisitions by the Partnership. If the Partnership Credit Agreement is terminated, the 1999 Credit Agreement automatically terminates. At December 31, 1999, $24.5 million had been borrowed on the 1999 Credit Agreement.

   As indicated above, both of the Partnership's credit facilities mature in the year 2000. The Partnership plans to refinance these facilities with long-term credit facilities at a level that could also be used to finance additional capital contributions to Northern Border Pipeline and other acquisitions by the Partnership.

   In February 1999, the Partnership filed two registration statements with the Securities and Exchange Commission ("SEC"). One registration statement was for a proposed offering of $200 million in Common Units and debt securities to be used by the Partnership for general business purposes including repayment of debt, future acquisitions, capital expenditures and working capital. The other registration statement was for a proposed offering of 3,210,000 Common Units that are presently owned by Northwest Border, a General Partner, and PEC Midwest, L.L.C., of which the Partnership will not receive any proceeds.

   Short-term liquidity needs will be met by internal sources and through the lines of credit discussed above. Long-term capital needs may be met through the ability to issue long-term indebtedness as well as additional limited partner interests of the Partnership either through the registration statements previously discussed or separate registrations.

Cash Flows From Operating Activities

  Cash flows provided by operating activities increased $69.5 million to $173.4 million for the year ended December 31, 1999, as compared to the same period in 1998, primarily attributed to The Chicago Project facilities placed into service in late December 1998.

   Cash flows provided by operating activities decreased $15.8 million to $103.8 million for the year ended December 31, 1998 as compared to the same period in 1997 primarily related to a $36.3 million reduction for changes in components of working capital partially offset by the effect of the refund activity in 1997 discussed below. For the year ended December 31, 1998, the changes in components of working capital reflected a decrease in accounts payable of $11.8 million as compared to an increase of $14.6 million in 1997, exclusive of accruals for The Chicago Project. In addition, the changes in components of working capital for 1998 reflected a decrease in over recovered cost of service of $4.6 million and an increase in under recovered cost of service of $2.8 million. The over/under recovered cost of service is the difference between Northern Border Pipeline's estimated billings to its shippers, which are determined on a six-month cycle, and the actual cost of service determined in accordance with the FERC tariff. The difference is either billed to or credited back to the shippers accounts. Cash flows provided by operating activities for the year ended December 31, 1997 reflected a $52.6 million refund in October 1997 in accordance with the stipulation approved by the FERC to settle the November 1995 rate case. During 1997, Northern Border Pipeline collected $40.4 million subject to refund as a result of the rate case.

Cash Flows From Investing Activities

   Capital expenditures of $102.3 million for the year ended December 31, 1999 include $85.5 million for The Chicago Project and $2.5 million for Project 2000. The remaining capital expenditures for this period are primarily related to renewals and replacements of existing facilities. For the same period in 1998, capital expenditures were $652.2 million, which included $638.7 million for The Chicago Project and $11.7 million for linepack gas purchased from Northern Border Pipeline's shippers. Linepack gas is the natural gas required to fill the pipeline system. The cost of the linepack gas is included in Northern Border Pipeline's rate base. The remaining capital expenditures for 1998 are primarily related to renewals and replacements of existing facilities.

   Total capital expenditures for 2000 are estimated to be $25 million, including $10 million for Project 2000. The remaining capital expenditures planned for 2000 are primarily for renewals and replacements of the existing facilities. Northern Border Pipeline currently anticipates funding its 2000 capital expenditures primarily by using internal sources.

   Cash flows used for acquisition and consolidation of businesses of $31.9 million for the year ended December 31, 1999, are related to the Partnership's acquisition of Bighorn in December 1999. The Partnership has agreed to acquire additional ownership in Bighorn in 2000 for $20.8 million and to make capital contributions to Bighorn for construction of gas gathering facilities. The Partnership's capital contributions to Bighorn are estimated to be approximately $10 million in 2000. The Partnership anticipates financing its obligations using the credit facilities referred to previously.

Cash Flows From Financing Activities

  Cash flows used in financing activities were $57.3 million for the year ended December 31, 1999, as compared to cash flows provided by financing activities of $482.6 million for the year ended December 31, 1998. Cash distributions to the unitholders and the general partners increased $4.3 million reflecting an increase in the quarterly distribution from $0.575 per Unit to $0.61 per Unit. Distributions paid to minority interest holders were $38.1 million for the year ended December 31, 1999, as compared to net cash contributions received from minority interest holders of $48.5 million for the year ended December 31, 1998, which included amounts needed to finance a portion of the capital expenditures for The Chicago Project. Financing activities for the year ended December 31, 1998 reflect $7.6 million in net proceeds from the issuance of 225,000 Common Units and related capital contributions by the Partnership's general partners in January 1998. Financing activities for the year ended December 31, 1999, included $197.4 million from the issuance of the Senior Notes, net of associated debt discounts and issuance costs, and $12.9 million from the termination of the interest rate forward agreements. Advances under the Pipeline Credit Agreement, which were primarily used to finance a portion of the capital expenditures for The Chicago Project, were $90.0 million for the year ended December 31, 1999. Advances under the 1999 Credit Agreement, which were used for the acquisition of Bighorn, were $24.5 million for the year ended December 31, 1999. For the same period in 1998, advances under the Pipeline Credit Agreement and Partnership Credit Agreement totaled $498.0 million. During the year ended December 31, 1999, $263.0 million and $5.0 million was repaid on the Pipeline Credit Agreement and Partnership Credit Agreement, respectively.

Year 2000

  Similar to most businesses, we rely heavily on information systems technology to operate in an efficient and effective manner. Much of this technology takes the form of computers and associated hardware for data processing and analysis. In addition, a great deal of information processing technology is embedded in microelectronic devices. A Year 2000 problem was anticipated which could result from the use in computer hardware and software of two digits rather than four digits to define the applicable year. As a result, computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.

  Before January 1, 2000, we identified, inventoried and assessed computer software, hardware, embedded chips and third-party interfaces. Where necessary, remediation and replacements were identified and implemented. All of our mission-critical and non-mission-critical systems have operated to date, with no interruption in business operations. The Year 2000 problem has resulted in no material costs. We will remain vigilant for Year 2000 related problems that may yet occur, due to hidden defects in our computer hardware or software or at mission-critical external entities. We anticipate that the Year 2000 problem will not create material disruptions to our mission-critical facilities or operations, and will not result in material costs.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. See Note 10 to the Financial Statements.

Information Regarding Forward Looking Statements

  Statements in this Annual Report that are not historical information are forward looking statements. Such forward looking statements include:

  * the discussions under "Business - Future Demand and
    Competition" and elsewhere regarding Northern Border
    Pipeline's efforts to pursue opportunities to further increase the capacity of its pipeline system;

  * the discussion under "Business - Shippers" regarding potential contract extensions;

  * the discussion under "Business - FERC Regulation - Cost of service tariff" regarding a project cost containment mechanism related to The Chicago Project; and

  * the discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and
    Capital Resources."

  Although we believe that our expectations regarding future events are based on reasonable assumptions within the bounds of our knowledge of our business, we can give no assurance that our goals will be achieved or that our expectations regarding future developments will be realized. Important factors that could cause actual results to differ materially from those in the forward looking statements include:

  * future demand for natural gas;

  * availability of economic western Canadian natural gas;

  * industry conditions;

  * natural gas, political and regulatory developments that impact FERC proceedings;

  * Northern Border Pipeline's success in sustaining its positions in such proceedings, or the success of intervenors in opposing Northern Border Pipeline's positions;

  * Northern Border Pipeline's ability to replace its rate base as it is depreciated and amortized;

  * competitive developments by Canadian and U.S. natural gas transmission companies;

  * political and regulatory developments in the U.S. and Canada;

  * conditions of the capital markets and equity markets; and

  * our ability to successfully implement our plan for addressing
    Year 2000 issues during the periods covered by the forward looking statements.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

   Our interest rate exposure results from variable rate borrowings from commercial banks. To mitigate potential fluctuations in interest rates, we attempt to maintain a significant portion of our consolidated debt portfolio in fixed rate debt. We also use interest rate swap agreements to increase the portion of fixed rate debt. As of December 31, 1999, approximately 50% of our debt portfolio, after considering the effect of the interest rate swap agreements, is in fixed rate debt.

   If interest rates average one percentage point more than rates in effect as of December 31, 1999, consolidated annual interest expense would increase by approximately $5.1 million. This amount has been determined by considering the impact of the hypothetical interest rates on our variable rate borrowings and interest rate swap agreements outstanding as of December 31, 1999. Approximately $4.0 million of this increase would result from applying the hypothetical interest rates to Northern Border Pipeline's outstanding debt portfolio. Northern Border Pipeline's tariff provides the pipeline an opportunity to recover, among other items, interest expense. Therefore, the Partnership believes that under Northern Border Pipeline's current tariff, Northern Border Pipeline would be allowed to recover the increase in its interest expense, if it were to occur. Thus, the estimated impact on our annual earnings and cash flow from a hypothetical one percentage point increase in interest rates would be a reduction of approximately $1.1 million related to interest expense on borrowings other than by Northern Border Pipeline.

Item 8.  Financial Statements and Supplementary Data

  The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F-1.

Item 9.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure

  None.

Item 10.  Partnership Management

     We are managed by or under the direction of the Partnership Policy Committee consisting of three members, each of which has been appointed by one of the general partners. The members appointed by Northern Plains, Pan Border and Northwest Border have 50%, 32.5% and 17.5%, respectively of the voting power. The Partnership Policy Committee has appointed two individuals who are neither officers nor employees of any general partner or any affiliate of a general partner, to serve as a committee of the Partnership (the "Audit Committee") with authority and responsibility for selecting our independent public accountants, reviewing our annual audit and resolving accounting policy questions. The Audit Committee also has the authority to review, at the request of a general partner, specific matters as to which a general partner believes there may be a conflict of interest in order to determine if the resolution of such conflict proposed by the Partnership Policy Committee is fair and reasonable to us.

     As is commonly the case with publicly-traded partnerships, we do not directly employ any of the persons responsible for managing or operating the Partnership or for providing it with services relating to its day-to-day business affairs. We have entered into an Administrative Services Agreement with NBP Services Corporation, a wholly-owned subsidiary of Enron, pursuant to which NBP Services provides tax, accounting, legal, cash management, investor relations and other services for the Partnership. NBP Services uses the employees of Enron or its affiliates who have duties and responsibilities other than those relating to the Administrative Services Agreement. In consideration for its services under the Administrative Services Agreement, NBP Services is reimbursed for its direct and indirect costs and expenses, including an allocated portion of employee time and Enron's overhead costs.

     Set forth below is certain information concerning the members of the Partnership Policy Committee, our representatives on the Northern Border Management Committee and the persons designated by the Partnership Policy Committee as our executive officers and as Audit Committee members. All members of the Partnership Policy Committee and our representatives on the Northern Border Management Committee serve at the discretion of the general partner that appointed them. The persons designated as executive officers serve in that capacity at the discretion of the Partnership Policy Committee. Effective December 1, 1999, Cuba Wadlington, Jr. replaced Brian E. O'Neill as a member of the Partnership Policy Committee and the representative on the Northern Border Management Committee designated by Northwest Border. The members of the Partnership Policy Committee receive no management fee or other remuneration for serving on this Committee. The Audit Committee members are elected, and may be removed, by the Partnership Policy Committee. Each Audit Committee member receives an annual fee of $15,000 and is paid $1,000 for each meeting attended.

Name                           Age             Positions

Executive Officers:
    Larry L. DeRoin            58        Chief Executive Officer
    Jerry L. Peters            42        Chief Financial and Accounting
                                          Officer

Members of Partnership Policy
  Committee and Partnership's
  representatives on Northern
  Border Management Committee:

    Larry L. DeRoin            58        Chairman
    Stanley C. Horton          50        Member
    Cuba Wadlington, Jr.       56        Member

Members of Audit Committee:
    Daniel P. Whitty           68        Chairman
    Gerald B. Smith            49        Member

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

     Stanley C. Horton was appointed to the Partnership Policy Committee and to the Northern Border Management Committee in December 1998. Mr. Horton is the Chairman and Chief
Executive Officer of Enron Gas Pipeline Group and has held that position since January 1997. From February 1996 to January 1997, he was Co-Chairman and Chief Executive Officer of Enron Operations Corp. From June 1993 to February 1996, he was President and Chief Operating Officer of Enron Operations Corp. He is a director of EOTT Energy Corp., the general partner of EOTT Energy Partners, L.P.

      Cuba Wadlington, Jr. was named to the Partnership Policy Committee and to the Northern Border Management Committee on December 1, 1999. On January 4, 2000, Mr. Wadlington was named President and Chief Executive Officer of Williams Gas Pipeline. Previously, he had served as Executive Vice President and Chief Operating Officer of Williams Gas Pipeline since July 1999. Mr. Wadlington joined Transco in 1995 when Williams acquired Transco Energy Company. From 1995 to 1999, he served as senior vice president and general manager of Williams Gas Pipeline-Transco. From 1988 to 1995, he served as senior vice president and general manager of Williams Western Pipeline Company, executive vice president of Kern River Gas Transmission Company, and director of Northwest Pipeline Corporation and Williams Western Pipeline, all affiliates or subsidiaries of Williams. Mr. Wadlington serves on the Board of Directors of Williams Communication Group Inc., and Sterling Bancshares Inc., public companies subject to the reporting requirements of the Securities Exchange Act of 1934.

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

     Gerald B. Smith was appointed to the Audit Committee in April 1994. He is Chief Executive Officer and co-founder of Smith, Graham & Co., a fixed income investment management firm, which was founded in 1990. He is a director of Pennzoil Quaker Company, M.D. Anderson Cancer Center Board of Visitors, and Rorento N.V.(Netherlands). From 1988 to 1990, he served as Senior Vice President and Director of Fixed Income and Chairman of the Executive Committee of Underwood Neuhaus & Co.

Item 11.  Executive Compensation

     The following table summarizes certain information regarding compensation paid or accrued during each of Northern Plains' last three fiscal years to the executive officers of the Partnership (the "Named Officers") for services performed in their capacities as executive officers of Northern Plains:

                                                  Summary Compensation Table
                                                                                              All Other
                 Annual Compensation                        Long-Term Compensation           Compensation
                                                       Other                    Securities
                                                       Annual      Restricted   Underlying
                                          Bonus     Compensation     Stock       Options/
Name & Position        Year    Salary      (1)          (2)        Awards (3)    SARs (#)        (4)

Larry L. DeRoin        1999   $266,367   $225,000     $ 7,773      $      -            -       $10,413
 Chief Executive       1998   $256,067   $250,000     $ 7,200      $125,024       19,020       $ 6,380
 Officer               1997   $247,333   $200,000     $11,908      $      -       30,570       $     -

Jerry L. Peters        1999   $132,933   $100,000    $ 3,983       $      -        9,070       $ 5,260
 Chief Financial and   1998   $123,225   $110,000    $ 1,214       $ 60,030       20,000       $ 1,956
 Accounting Officer    1997   $118,750   $ 80,000    $ 1,200       $  -           11,430       $     -

__________

(1) Mr. Peters elected to defer all or a portion of his bonus into the Enron Corp. Bonus Stock Option Program and/or the Northern Plains Natural Gas Company Phantom Unit Plan for 1997, 1998 and 1999. In 1999, Mr. Peters elected to receive Northern Plains phantom units in lieu of a portion of the cash bonus payment for 1998 under the Northern Plains Natural Gas Company Phantom Unit Plan. The total number of phantom units is 1,532 and the elected holding period for this grant is January 25, 2004.

(2) Other Annual Compensation includes cash perquisite allowances. Also, Enron maintains three deferral plans for key employees under which payment of base salary, annual bonus, and long-term incentive awards may be deferred to a later specified date. Under the 1985 Deferral Plan, interest is credited on amounts deferred based on 150% of Moody's seasoned corporate bond yield index with a minimum rate of 12%, which for 1997, 1998 and 1999 was the minimum rate of 12%. No interest has been reported as Other Annual Compensation under the 1985 Deferral Plan for participating Named Officers because the crediting rates during 1997, 1998, and 1999, did not exceed 120% of the long-term Applicable Federal Rate of 14.38% in effect at the time the 1985 Deferral Plan was implemented. Beginning January 1, 1996, the 1994 Deferral Plan credits interest based on fund elections chosen by participants. Since earnings on deferred compensation invested in third-party investment vehicles, comparable to mutual funds, need not be reported, no interest has been reported as Other Annual Compensation under the 1994 Deferral Plan during 1997, 1998 and 1999.

(3) The aggregate total of shares in unreleased Enron restricted stock holdings and their values as of December 31, 1999, for each of the Named Officers is: Mr. DeRoin, 4,382 shares valued at $194,452; Mr. Peters, 2,104 shares valued at $93,365. Dividend equivalents for all restricted stock awards accrue from date of grant and are paid upon vesting.

(4) The amounts shown include the value of Enron Common Stock allocated to employees' special subaccounts under Enron's Employee Stock Ownership Plan, matching contributions to employees' Enron Corp. Savings Plan, and imputed income on life insurance benefits.

Stock Option Grants During 1999

     The following table sets forth information with respect to grants of stock options pursuant to Enron's stock plans to the Named Officers reflected in the Summary Compensation Table. No stock appreciation rights were granted during 1999.

                              Individual Grants                           Potential Realizable
                                  % of Total                                Value at Assumed
                                 Options/SARs   Exercise                     Annual Rate of
                  Options/SARs   Granted to     or Base                 Stock Price Appreciation
                    Granted      Employees in    Price     Expiration      For Option Term (4)
     Name           (#) (1)      Fiscal Year     ($/Sh)       Date      0% (3)     5%       10%

Jerry L. Peters     9,070(2)        0.03%       $32.6875    01/25/06     $ -    $120,696  $281,272

(1) If a "change of control" (as defined in the Enron Stock Plans) were to occur before the options become exercisable and are exercised, the vesting described below will be accelerated and all such outstanding options shall be surrendered and the optionee shall receive a cash payment by Enron in an amount equal to the value of the surrendered options (as defined in the Enron Stock Plans).

(2) Mr. Peters elected to receive stock options in lieu of a portion of his 1998 cash bonus payment. Stock options were 100% vested on the grant date.

(3) An appreciation in stock price, which will benefit all stockholders, is required for optionees to receive any gain. A stock price appreciation of zero percent would render the option without value to the optionees.

(4) The dollar amounts under these columns represent the potential realizable value of each grant of options assuming that the market price of Common Stock appreciates in value from the date of grant at the 5% and 10% annual rates prescribed by the SEC and therefore are not intended to forecast possible future appreciation, if any, of the price of Common Stock.

Aggregated Stock Option/SAR Exercises During 1999 and Stock
Option/SAR Values as of December 31, 1999

     The following table sets forth information with respect to the Named Officers concerning the exercise of Enron SARs and options during the last fiscal year and unexercised Enron options and SARs held as of the end of the fiscal year:

                                               Number of Securities
                                              Underlying Unexercised       Value of Unexercised
                    Shares                        Options/SARs at         In-the-Money Options/SARs
                  Acquired on     Value          December 31, 1999             December 31, 1999
     Name         Exercise (#)   Realized   Exercisable   Unexercisable   Exercisable   Unexercisable

Larry L. DeRoin         -        $      -     124,814        17,716       $3,127,054      $344,299
Jerry L. Peters     6,010        $116,033      51,786         7,764       $1,137,908      $142,186

Retirement and Supplemental Benefit Plans

     Enron maintains the Enron Corp. Cash Balance Plan (the "Cash Balance Plan") which is a noncontributory defined benefit pension plan to provide retirement income for employees of Enron and its subsidiaries. Through December 31, 1994, participants in the Cash Balance Plan with five years or more of service were entitled to retirement benefits in the form of an annuity based on a formula that uses a percentage of final average pay and years of service. In 1995, Enron's Board of Directors adopted an amendment to and restatement of the Cash Balance Plan changing the plan's name from the Enron Corp. Retirement Plan to the Enron Corp. Cash Balance Plan. In connection with a change to the retirement benefit formula, all employees became fully vested in retirement benefits earned through December 31, 1994. The formula in place prior to January 1, 1995 was suspended and replaced with a benefit accrual in the form of a cash balance of 5% of annual base pay beginning January 1, 1996. Under the Cash Balance Plan, each employee's accrued benefit will be credited with interest based on ten-year Treasury Bond yields.

     Enron also maintains a noncontributory employee stock ownership plan ("ESOP") which covers all eligible employees. Allocations to individual employees' retirement accounts within the ESOP offset a portion of benefits earned under the Cash Balance Plan prior to December 31, 1994. December 31, 1993 was the final date on which ESOP allocations were made to employees' retirement accounts.

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

                        Estimated
            Current     Credited    Current          Estimated
            Credited    Years of    Compensation   Annual Benefit
            Years of    Service     Covered         Payable Upon
            Service     at Age 65   By Plans         Retirement

Mr. DeRoin    32.3        39.0      $266,367          $138,575
Mr. Peters    14.9        37.8      $132,933          $ 75,167

________

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

Item 12.   Security Ownership of Certain Beneficial
           Owners and Management

     The following table sets forth the beneficial ownership of the voting securities of the Partnership as of February 15, 2000 by our executive officers, members of the Partnership Policy Committee and the Audit Committee and certain beneficial owners. Other than as set forth below, no person is known by the general partners to own beneficially more than 5% of the voting securities.

                          Amount and Nature of Beneficial Ownership
                                         Common Units
                                     Number      Percent
                                    of Units1/   of Class

Larry L. DeRoin                       10,000        *
  1111 South 103rd Street
  Omaha, NE 68124-1000



Jerry L. Peters                        1,300        *
  1111 South 103rd Street
  Omaha, NE 68124-1000


The Williams Companies, Inc.2/     1,123,500      3.8
  One Williams Center
  Tulsa, OK  74101-3288
Enron Corp.2/                      3,215,453     11.0
  1400 Smith Street
  Houston, TX   77002
Duke Energy Corp.2/                2,086,500      7.1
  422 So. Church St.
  Charlotte, NC  88242-0001
______________

*  Less than 1%.
1/ All units involve sole voting and investment power.

2/ Indirect ownership through their subsidiaries.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires certain of the Partnership's executive officers and members of the Partnership Policy Committee and any persons who own more than 10% of the Common Units to file reports of ownership and changes in ownership concerning the Common Units with the SEC and to furnish the Partnership with copies of all
Section 16(a) forms they file. Based upon the Partnership's review of the Section 16(a) filings that have been received by the Partnership, the Partnership believes that all filings required to be made under Section 16(a) during 1999 were timely made, except that Cuba Wadlington, Jr. did not timely file his Initial Statements of Beneficial Ownership of Securities on Form 3.

Item 13.   Certain Relationships and Related Transactions

     We have extensive ongoing relationships with the general partners. Such relationships include the following: (i) Northern Plains provides, in its capacity as the operator of the pipeline system, certain tax, accounting and other information to the Partnership, and (ii) NBP Services, an affiliate of Enron, assists the Partnership in connection with the operation and management of the Partnership pursuant to the terms of an Administrative Services Agreement between the Partnership and NBP Services.

     In addition, Northern Border Pipeline has extensive ongoing relationships with the general partners and certain of their affiliates and with affiliates of TransCanada. For example, Northern Plains, a general partner and affiliate of Enron, has acted (since 1980), and will continue to act, as the operator of the pipeline system pursuant to the terms of an operating agreement between Northern Plains and Northern Border Pipeline. Enron Engineering & Construction Company ("EE&CC"), an affiliate of Enron, provided project management for the construction of The Chicago Project pursuant to the terms of a project management agreement between Northern Plains and EE&CC.

     In addition, as of February 1, 2000:

  * Enron North America Corp., an affiliate of Enron, is one of our transportation customers, and is obligated to pay 5.3% of our annual cost of service;

  * TransCanada Gas Services, an affiliate of TransCanada
    PipeLines Limited, is one of our transportation customers and is currently obligated to pay 10.8% of our annual cost of service pursuant to a transportation contract wherein
    TransCanada Gas Services acts as the agent of its parent, TransCanada;

  * Transco, an affiliate of Williams, is one of our transportation customers and is currently obligated to pay
    0.8% of our annual cost of service; and

  * Northern Natural Gas Company, an affiliate of Enron, provides a financial guaranty for a portion of the transportation capacity held by Pan-Alberta Gas, which currently represents
    10.5% of our annual cost of service.

     The Partnership Policy Committee, whose members are designated by our three general partners, establishes the business policies of the Partnership. We have three representatives on the Northern Border Management Committee, each of whom votes a portion of the Partnership's 70% interest on the Northern Border Management Committee. These representatives are also designated by our general partners.

     Our interests could conflict with the interests of our general partners or their affiliates, and in such case the members of the Partnership Policy Committee will generally have a fiduciary duty to resolve such conflicts in a manner that is in our best interest. Northern Border Pipeline's interests could conflict with the our interest or the interest of TransCanada and their affiliates, and in such case our representatives on the Northern Border Management Committee will generally have a fiduciary duty to resolve such conflicts in a manner that is in the best interest of Northern Border Pipeline. Our fiduciary duty as a general partner of Northern Border Pipeline may restrict the Partnership from taking actions that might be in our best interest but in conflict with the fiduciary duty that our representatives or we owe to TransCanada.

     Unless otherwise provided for in a partnership agreement, the laws of Delaware and Texas generally require a general partner of a partnership to adhere to fiduciary duty standards under which it owes its partners the highest duties of good faith, fairness and loyalty. Similar rules apply to persons serving on the Partnership Policy Committee or the Northern Border Management Committee. Because of the competing interests identified above, our Partnership Agreement and the partnership agreement for Northern Border Pipeline contain provisions that modify certain of these fiduciary duties. For example:

     * The Partnership Agreement states that the general partners, their affiliates and their officers and directors will not be liable for damages to the Partnership, its limited partners or their assignees for errors of judgment or for any acts or omissions if the general partners and such other persons acted in good faith.

     * The Partnership Agreement allows the general partners and the Partnership Policy Committee to take into account the interests of parties in addition to our interest in resolving conflicts of interest.

     * The Partnership Agreement provides that the general partners will not be in breach of their obligations under the Partnership Agreement or their duties to us or our unitholders if the resolution of a conflict is fair and reasonable to us. The latitude given in the Partnership Agreement in connection with resolving conflicts of interest may significantly limit the ability of a unitholder to challenge what might otherwise be a breach of fiduciary duty.

     * The Partnership Agreement provides that a purchaser of Common Units is deemed to have consented to certain conflicts of interest and actions of the general partners and their affiliates that might otherwise be prohibited and to have agreed that such conflicts of interest and actions do not constitute a breach by the general partners of any duty stated or implied by law or equity.

     * Our Audit Committee will, at the request of a general partner or a member of the Partnership Policy Committee, review conflicts of interest that may arise between a general partner and its affiliates (or the member of the Partnership Policy Committee designated by it), on the one hand, and the unitholders or us, on the other. Any resolution of a conflict approved by the Audit Committee is conclusively deemed fair and reasonable to us.

     * We entered into an amendment to the partnership agreement for Northern Border Pipeline that relieves us and TC PipeLines, their affiliates and their transferees from any duty to offer business opportunities to Northern Border Pipeline, with certain exceptions.

     We are required to indemnify the members of the Partnership Policy Committee and general partners, their affiliates and their respective officers, directors, employees, agents and trustees to the fullest extent permitted by law against liabilities, costs and expenses incurred by any such person who acted in good faith and in a manner reasonably believed to be in, or (in the case of a person other than one of the general partners) not opposed to, the Partnership's best interests and with respect to any criminal proceedings, had no reasonable cause to believe the conduct was unlawful.

                             PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

     (a)(1) and (2) Financial Statements and Financial Statement Schedules

     See "Index to Financial Statements" set forth on page F-1.

     (a)(3) Exhibits

      * 3.1     Form of Amended and Restated Agreement of
                Limited Partnership of Northern Border
                Partners, L.P. (Exhibit 3.1 No. 2 to the
                Partnership's Form S-1 Registration
                Statement, Registration No. 33-66158
                ("Form S-1")).
      *10.1     Form of Amended and Restated Agreement of
                Limited Partnership For Northern Border
                Intermediate Limited Partnership (Exhibit
                10.1 to Form S-1).
      *10.2     Northern Border Pipeline Company General
                Partnership Agreement between Northern
                Plains Natural Gas Company, Northwest
                Border Pipeline Company, Pan Border Gas
                Company, TransCanada Border Pipeline Ltd.
                and TransCan Northern Ltd., effective
                March 9, 1978, as amended (Exhibit 10.2
                to Form S-1).
      *10.3     Operating Agreement between Northern
                Border Pipeline Company and Northern
                Plains Natural Gas Company, dated
                February 28, 1980 (Exhibit 10.3 to Form S-1).
      *10.4     Administrative Services Agreement between
                NBP Services Corporation, Northern Border
                Partners, L.P. and Northern Border
                Intermediate Limited Partnership (Exhibit
                10.4 to Form S-1).
      *10.5     Note Purchase Agreement between Northern
                Border Pipeline Company and the parties
                listed therein, dated July 15, 1992
                (Exhibit 10.6 to Form S-1).
      *10.5.1   Supplemental Agreement to the Note
                Purchase Agreement dated as of June 1,
                1995 (Exhibit 10.6.1 to the Partnership's
                Annual Report on Form 10-K for the year
                ended December 31, 1995 ("1995 10-K")).
      *10.6     Guaranty made by Panhandle Eastern
                Pipeline Company, dated October 31, 1992
                (Exhibit 10.9 to Form S-1).
      *10.7     Northern Border Pipeline Company U.S.
                Shippers Service Agreement between
                Northern Border Pipeline Company and
                Enron Gas Marketing, Inc., dated June 22,
                1990 (Exhibit 10.10 to Form S-1).
      *10.7.1   Amended Exhibit A to Northern Border
                Pipeline Company U.S. Shippers Service
                Agreement between Northern Border
                Pipeline Company and Enron Gas Marketing,
                Inc. (Exhibit 10.10.1 to the
                Partnership's Annual Report on Form 10-K
                for the year ended December 31, 1993
                ("1993 10-K")).
      *10.7.2   Amended Exhibit A to Northern Border
                Pipeline U.S. Shippers Service Agreement
                between Northern Border Pipeline Company
                and Enron Gas Marketing, Inc., effective
                November 1, 1994 (Exhibit 10.10.2 to the
                Partnership's Annual Report on Form 10-K
                for the year ended December 31, 1994).
      *10.7.3   Amended Exhibit A's to Northern Border
                Pipeline Company U.S. Shipper Service
                Agreement effective, August 1, 1995 and
                November 1, 1995 (Exhibit 10.10.3 to 1995
                10-K).
      *10.7.4   Amended Exhibit A to Northern Border
                Pipeline Company U.S. Shipper Service
                Agreement effective April l, 1998
                (Exhibit 10.10.4 to the Partnership's
                Annual Report on Form 10-K for the year
                ended December 31, 1997 ("1997 10-K")).
      *10.8     Guaranty made by Northern Natural Gas
                Company, dated October 7, 1993 (Exhibit
                10.11.1 to 1993 10-K).
      *10.9     Guaranty made by Northern Natural Gas
                Company, dated October 7, 1993 (Exhibit
                10.11.2 to 1993 10-K).
      *10.10    Northern Border Pipeline Company U.S.
                Shippers Service Agreement between
                Northern Border Pipeline Company and
                Western Gas Marketing Limited, as agent
                for TransCanada PipeLines Limited, dated
                December 15, 1980 (Exhibit 10.13 to Form
                S-1).
      *10.10.1  Amendment to Northern Border Pipeline
                Company Service Agreement extending the
                term effective November 1, 1995 (Exhibit
                10.13.1 to 1995 10-K).
      *10.11    Form of Seventh Supplement Amending
                Northern Border Pipeline Company General
                Partnership Agreement (Exhibit 10.15 to
                Form S-1).
      *10.12    Northern Border Pipeline Company U.S.
                Shippers Service Agreement between
                Northern Border Pipeline Company and
                Transcontinental Gas Pipe Line
                Corporation, dated July 14, 1983, with
                Amended Exhibit A effective February 11,
                1994 (Exhibit 10.17 to 1995 10-K).
      *10.13    Form of Credit Agreement among Northern
                Border Pipeline Company, The First
                National Bank of Chicago, as
                Administrative Agent, The First National
                Bank of Chicago, Royal Bank of Canada,
                and Bank of America National Trust and
                Savings Association, as Syndication
                Agents, First Chicago Capital Markets,
                Inc., Royal Bank of Canada, and
                BancAmerica Securities, Inc, as Joint
                Arrangers and Lenders (as defined
                therein) dated as of June 16, 1997
                (Exhibit 10(c) to Amendment No. 1 to Form
                S-3, Registration Statement No. 333-40601
                ("Form S-3")).
      *10.14    Form of Credit Agreement among Northern
                Border Partners, L.P., Canadian Imperial
                Bank of Commerce, as Agent and Lenders
                (as defined therein) dated as of November 6,
                1997 (Exhibit 10(d) to Amendment No. 1
                to Form S-3).
      *10.15    Northern Border Pipeline Company U.S.
                Shippers Service Agreement between
                Northern Border Pipeline Company and
                Enron Capital & Trade Resources Corp.
                dated October 15, 1997 (Exhibit 10.21 to
                1997 10-K).
      *10.16    Northern Border Pipeline Company U.S.
                Shippers Service Agreement between
                Northern Border Pipeline Company and
                Enron Capital & Trade Resources Corp.
                dated October 15, 1997 (Exhibit 10.22 to
                1997 10-K).
      *10.17    Northern Border Pipeline Company U.S.
                Shippers Service Agreement between
                Northern Border Pipeline Company and
                Enron Capital & Trade Resources Corp.
                dated August 5, 1997 with Amendment dated
                September 25, 1997 (Exhibit 10.25 to 1997
                10-K).
      *10.18    Northern Border Pipeline Company U.S.
                Shippers Service Agreement between
                Northern Border Pipeline Company and
                Enron Capital & Trade Resources Corp.
                dated August 5, 1997 (Exhibit 10.26 to
                1997 10-K).
      *10.19    Northern Border Pipeline Company U.S.
                Shippers Service Agreement between
                Northern Border Pipeline Company and
                TransCanada Gas Services Inc., as agent
                for TransCanada PipeLines Limited dated
                August 5, 1997 (Exhibit 10.27 to 1997
                10-K).
      *10.20    Northern Border Pipeline Company U.S.
                Shippers Service Agreement between
                Northern Border Pipeline Company and
                TransCanada Gas Services Inc., as agent
                for TransCanada PipeLines Limited dated
                August 5, 1997 (Exhibit 10.28 to 1997
                10-K).
      *10.21    Indenture, dated as of August 17, 1999,
                between Northern Border Pipeline Company
                and Bank One Trust Company, NA, successor
                to The First National Bank of Chicago, as
                trustee. (Exhibit No. 4.1 to Northern
                Border Pipeline Company's  Form S-4
                Registration Statement, Registration No.
                333-88577 ("Form S-4")).
      *10.22    Project Management Agreement by and
                between Northern Plains Natural Gas
                Company and Enron Engineering &
                Construction Company, dated March 1, 1996
                (Exhibit No. 10.39 to Form S-4).
      *10.23    Eighth Supplement Amending Northern
                Border Pipeline Company General
                Partnership Agreement (Exhibit 10.15 of
                Form S-4).
       10.24    Credit Agreement, dated as of December 15,
                1999, between Northern Border
                Partners, L.P. and SunTrust Bank,
                Atlanta.
       21       The subsidiaries of Northern Border
                Partners, L.P. are Northern Border
                Intermediate Limited Partnership;
                Northern Border Pipeline Company; NBP
                Energy Pipelines, L.L.C.; Black Mesa
                Holdings, Inc.; Black Mesa Pipeline,
                Inc.; Black Mesa Pipeline Operations
                L.L.C.; Black Mesa Technologies, Inc. and
                Black Mesa Technologies Services L.L.C.
       23.01    Consent of Arthur Andersen LLP.
       27       Financial Data Schedule.
      *99.1     Northern Plains Natural Gas Company
                Phantom Unit Plan (Exhibit 99.1 to Form S-8,
                Registration No. 333-66949).
     *Indicates exhibits incorporated by reference as indicated; all other exhibits are filed herewith.

     (b)Reports
       No reports on Form 8-K were filed by the Partnership during the last quarter of 1999.

                           SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of March, 2000.


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

   Signature                  Title                   Date



   LARRY L. DEROIN       Chief Executive Officer and   March 28, 2000
   Larry L. DeRoin       Chairman of the Partnership
                         Policy Committee
                         (Principal Executive Officer)



   STANLEY C. HORTON     Member of Partnership         March 28, 2000
   Stanley C. Horton     Policy Committee



   CUBA WADLINGTON, JR.  Member of Partnership         March 28, 2000
   Cuba Wadlington, Jr.  Policy Committee



   JERRY L. PETERS       Chief Financial and           March 28, 2000
   Jerry L. Peters       Accounting Officer

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                  INDEX TO FINANCIAL STATEMENTS

                                                                 Page No.

Consolidated Financial Statements

       Report of Independent Public Accountants                     F-2
       Consolidated Balance Sheet - December 31, 1999 and 1998      F-3
       Consolidated Statement of Income - Years Ended
          December 31, 1999, 1998 and 1997                          F-4
      Consolidated Statement of Cash Flows - Years Ended
         December 31, 1999, 1998 and 1997                           F-5
      Consolidated Statement of Changes in Partners' Capital -
         Years Ended December 31, 1999, 1998 and 1997               F-6
      Notes to Consolidated Financial Statements                    F-7 through
                                                                    F-20

Financial Statements Schedule

       Report of Independent Public Accountants on Schedule         S-1
       Schedule II - Valuation and Qualifying Accounts              S-2

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Northern Border Partners, L.P.:

We have audited the accompanying consolidated balance sheet of Northern Border Partners, L.P. (a Delaware limited partnership) and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, cash flows and changes in partners' capital for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northern Border Partners, L.P. and Subsidiaries as of December
31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended
December 31, 1999, in conformity with generally accepted accounting principles.


                                        ARTHUR ANDERSEN LLP

Omaha, Nebraska,
  January 20, 2000

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET

                         (In Thousands)


                                                   December 31,
ASSETS                                           1999        1998

CURRENT ASSETS
 Cash and cash equivalents                   $   22,927   $   41,042
 Accounts receivable                             24,946       19,077
 Related party receivables                        5,292        2,470
 Materials and supplies, at cost                  4,410        4,189
 Under recovered cost of service                  3,068        2,781

   Total current assets                          60,643       69,559

TRANSMISSION PLANT
 Property, plant and equipment                2,410,133    2,345,700
 Less: Accumulated provision for
   depreciation and amortization                664,777      615,224

   Property, plant and equipment, net         1,745,356    1,730,476

INVESTMENTS AND OTHER ASSETS
 Investment in unconsolidated affiliate          31,895           --
 Other                                           25,543       25,731

   Total investments and other assets            57,438       25,731

   Total assets                              $1,863,437   $1,825,766

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
 Current maturities of long-term debt        $  183,617   $    2,805
 Accounts payable                                 8,279       46,032
 Accrued taxes other than income                 26,608       20,140
 Accrued interest                                17,608       12,462
 Accumulated provision for rate refunds           2,317           --

   Total current liabilities                    238,429       81,439

LONG-TERM DEBT, net of current maturities       848,369      974,027

MINORITY INTERESTS IN PARTNERS' CAPITAL         250,450      253,031

RESERVES AND DEFERRED CREDITS                    10,920        9,843

COMMITMENTS AND CONTINGENCIES (NOTE 7)

PARTNERS' CAPITAL
 General Partners                                10,305       10,148
 Common Units                                   504,964      401,388
 Subordinated Units                                  --       95,890

   Total partners' capital                      515,269      507,426

   Total liabilities and partners' capital   $1,863,437   $1,825,766


The accompanying notes are an integral part of these consolidated financial statements.

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF INCOME

             (In Thousands, Except Per Unit Amounts)



                                         Year Ended December 31,
                                        1999       1998      1997

OPERATING REVENUES
 Operating revenues                   $321,280   $217,592  $238,543
 Provision for rate refunds             (2,317)        --   (39,969)

   Operating revenues, net             318,963    217,592   198,574

OPERATING EXPENSES
 Operations and maintenance             53,451     44,770    37,418
 Depreciation and amortization          54,493     43,536    40,172
 Taxes other than income                30,952     22,012    22,836
 Regulatory credit                          --     (8,878)       --

   Operating expenses                  138,896    101,440   100,426

OPERATING INCOME                       180,067    116,152    98,148

INTEREST EXPENSE
 Interest expense                       67,807     49,923    34,520
 Interest expense capitalized              (98)   (19,001)   (3,660)

   Interest expense, net                67,709     30,922    30,860

OTHER INCOME
 Allowance for equity funds used
   during construction                     101     10,237     1,400
 Other income, net                       4,112      2,622     6,589

    Other income                         4,213     12,859     7,989

MINORITY INTERESTS IN NET INCOME        35,568    30,069     22,253

NET INCOME TO PARTNERS                $ 81,003   $ 68,020  $ 53,024

NET INCOME PER UNIT                   $   2.70   $   2.27  $   1.97

NUMBER OF UNITS USED IN COMPUTATION     29,347     29,345    26,392


The accompanying notes are an integral part of these consolidated financial statements.

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF CASH FLOWS

                         (In Thousands)


                                                Year Ended December 31,
                                             1999        1998        1997

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income to partners                   $  81,003   $  68,020   $  53,024

 Adjustments to reconcile net income
  to partners to net cash provided
  by operating activities:
   Depreciation and amortization             54,546      43,551      40,179
   Minority interests in net income          35,568      30,069      22,253
   Provision for rate refunds                 2,317          --      40,403
   Refunds to shippers                           --          --     (52,630)
   Allowance for equity funds used
    during construction                        (101)    (10,237)     (1,400)
   Regulatory credit                             --      (9,105)         --
   Changes in components of
    working capital                          (1,482)    (19,243)     17,101
   Other                                      1,517         794         691

      Total adjustments                      92,365      35,829      66,597

   Net cash provided by operating
    activities                              173,368     103,849     119,621

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures for property,
  plant and equipment, net                 (102,270)   (652,194)   (152,658)
 Acquisition and consolidation
  of businesses                             (31,895)         --       3,374
 Other                                           --          --        (586)

   Net cash used in investing activities   (134,165)   (652,194)   (149,870)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash distributions
   General and limited partners             (73,160)    (68,876)    (58,957)
   Minority Interests                       (38,149)    (18,362)    (30,080)
 Contributions received from Minority
  Interests                                      --      66,900      24,300
 Issuance of partnership interests, net          --       7,554      90,987
 Issuance of long-term debt, net            313,526     498,000     209,000
 Retirement of long-term debt              (270,805)     (2,523)   (128,665)
 Proceeds received upon termination of
   interest rate forward agreements          12,896          --          --
 Long-term debt financing costs              (1,626)        (63)       (969)
 Repayment of note payable                       --          --     (10,000)

   Net cash provided by (used in)
    financing activities                    (57,318)    482,630      95,616

NET CHANGE IN CASH AND CASH EQUIVALENTS     (18,115)    (65,715)     65,367

Cash and cash equivalents-beginning
 of year                                     41,042     106,757      41,390
Cash and cash equivalents-end of year     $  22,927   $  41,042   $ 106,757


Changes in components of working capital:
 Accounts receivable                      $  (8,691)  $  (1,628)  $   2,283
 Materials and supplies                        (221)        269         460
 Accounts payable                            (3,897)    (11,830)     14,562
 Accrued taxes other than income              6,468        (368)       (772)
 Accrued interest                             5,146       1,696         203
 Over/under recovered cost of service          (287)     (7,382)        365

 Total                                    $  (1,482)  $ (19,243)  $  17,101


The accompanying notes are an integral part of these consolidated financial statements.

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

     CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                         (In Thousands)

                                                                                Total
                                         General     Common     Subordinated   Partners'
                                         Partners    Units          Units       Capital

Partners' Capital at December 31, 1996   $ 8,212    $303,777      $ 98,597     $410,586

Net income to partners                     1,061     39,331         12,632       53,024

Issuance of partnership interests, net     1,921     95,133           (979)      96,075

Distributions paid                        (1,179)   (43,654)       (14,124)     (58,957)

Partners' Capital at December 31, 1997    10,015    394,587         96,126      500,728

Net income to partners                     1,359     52,077         14,584       68,020

Issuance of partnership interests, net       151      7,457            (54)       7,554

Distributions paid                        (1,377)   (52,733)       (14,766)     (68,876)

Partners' Capital at December 31, 1998    10,148    401,388         95,890      507,426

Subordinated Units converted to
 Common Units                                 --     95,890        (95,890)          --

Net income to partners                    1,710      79,293             --       81,003

Distributions paid                       (1,553)    (71,607)            --      (73,160)

Partners' Capital at December 31, 1999  $10,305    $504,964       $     --     $515,269


The accompanying notes are an integral part of these consolidated financial statements.

               NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION AND MANAGEMENT

    Northern Border Partners, L.P., a Delaware limited partnership, through a subsidiary limited partnership, Northern Border Intermediate Limited Partnership, a Delaware limited partnership, collectively referred to herein as the Partnership, owns a 70% general partner interest in Northern Border Pipeline Company (Northern Border Pipeline). The remaining 30% general partner interest in Northern Border Pipeline is owned by TC PipeLines Intermediate Limited Partnership (TC PipeLines). Effective May 28, 1999, TransCanada Border PipeLine Ltd. and TransCan Northern Ltd., both of which are wholly-owned subsidiaries of TransCanada PipeLines Limited (TransCanada), transferred their combined 30% ownership interest in Northern Border Pipeline to TC PipeLines in connection with an initial public offering of limited partner interests in TC PipeLines, LP. Black Mesa Holdings, Inc. and Black Mesa Pipeline Operations, L.L.C. (collectively Black Mesa), Black Mesa Technologies, Inc. (BMT) and NBP Energy Pipelines, L.L.C. (NBP Energy) are wholly-owned subsidiaries of the Partnership.

    Northern Plains Natural Gas Company (Northern Plains), a wholly-owned subsidiary of Enron Corp. (Enron), Pan Border Gas Company (Pan Border), a wholly-owned subsidiary of Northern Plains, and Northwest Border Pipeline Company (Northwest Border), a wholly-owned subsidiary of The Williams Companies, Inc. serve as the General Partners of the Partnership and collectively own a 2% general partner interest in the Partnership. In December 1998, Northern Plains acquired Pan Border from a subsidiary of Duke Energy Corporation. At the closing of the acquisition, Pan Border's sole asset consisted of its general partner interest in the Partnership. The General Partners or their affiliates also own Common Units representing, in the aggregate, an effective 14.5% limited partner interest in the Partnership at December 31, 1999 (see Note 6).

    The Partnership is managed by or is under the direction of a committee (Partnership Policy Committee) consisting of one person appointed by each General Partner. The members appointed by Northern Plains, Pan Border and Northwest Border have 50%, 32.5% and 17.5%, respectively, of the voting interest on the Partnership Policy Committee. The Partnership has entered into an administrative services agreement with NBP Services Corporation (NBP Services), a wholly-owned subsidiary of Enron, pursuant to which NBP Services provides certain administrative services for the Partnership and is reimbursed for its direct and indirect costs and expenses.

    Northern Border Pipeline is a general partnership, formed in 1978, pursuant to the Texas Uniform Partnership Act. Northern Border Pipeline owns a 1,214-mile natural gas transmission pipeline system extending from the United States-Canadian border near Port of Morgan, Montana, to a terminus near Manhattan, Illinois.

    Northern Border Pipeline is managed by a Management Committee that includes three representatives from the Partnership (one representative appointed by each of the General Partners of the Partnership) and one representative from TC PipeLines. The Partnership's representatives selected by Northern Plains, Pan Border and Northwest Border have 35%, 22.75% and 12.25%, respectively, of the voting interest on the Northern Border Pipeline Management Committee. The representative designated by TC PipeLines votes the remaining 30% interest. The day-to-day management of Northern Border Pipeline's affairs is the responsibility of Northern Plains (the Operator), as defined by the operating agreement between Northern Border Pipeline and Northern Plains. Northern Border Pipeline is charged for the salaries, benefits and expenses of the Operator. For the years ended December 31, 1999, 1998 and 1997, Northern Border Pipeline reimbursed the Operator approximately $29.7 million, $30.0 million and $24.6 million, respectively. Additionally, an Enron affiliate was responsible for project management on Northern Border Pipeline's expansion and extension of its pipeline from near Harper, Iowa to a point near Manhattan, Illinois (The Chicago Project).

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

    NBP Energy owns a 39% common membership interest in Bighorn
    Gas Gathering, L.L.C. (Bighorn). Bighorn owns a gas gathering system in a portion of the Powder River Basin located in Campbell and Sheridan Counties, Wyoming (see Note 3).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A) Principles of Consolidation and Use of Estimates

        The consolidated financial statements include the assets, liabilities and results of operations of the Partnership and its majority-owned subsidiaries. The Partnership operates through a subsidiary limited partnership of which the Partnership is the sole limited partner and the General Partners are the sole general partners. The 30% ownership of Northern Border Pipeline by TC PipeLines, formerly held by the TransCanada subsidiaries, is accounted for as a minority interest. All significant intercompany items have been eliminated in consolidation.

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

    (B) Government Regulation

        Northern Border Pipeline is subject to regulation by the Federal Energy Regulatory Commission (FERC). Northern
        Border Pipeline's accounting policies conform to Statement of Financial Accounting Standards (SFAS) No. 71,
        "Accounting for the Effects of Certain Types of Regulation." Accordingly, certain assets that result from the regulated ratemaking process are recorded that would not be recorded under generally accepted accounting principles for nonregulated entities. At December 31, 1999 and 1998, Northern Border Pipeline has reflected regulatory assets of approximately $12.1 million and $12.8 million, respectively, in Other Assets on the consolidated balance sheet. During the construction of The Chicago Project, Northern Border Pipeline placed certain new facilities into service in advance of the December 1998 project in-service date to maintain gas flow at firm contracted capacity while existing facilities were being modified. As required by the certificate of public convenience and necessity issued by the FERC, Northern Border Pipeline recorded a regulatory credit of approximately $8.9 million in 1998, which deferred the cost of service of these new facilities. Northern Border Pipeline is allowed to recover the regulatory asset that resulted from the cost of service deferral from its shippers over a ten-year period commencing with the in-service date of The Chicago Project.
        At December 31, 1999 and 1998, the unrecovered regulatory asset related to The Chicago Project facilities was approximately $8.2 million and $8.9 million, respectively.
        The remaining regulatory asset at both December 31, 1999 and 1998, of approximately $3.9 million, relates to costs recorded from previous expansions and extensions of the pipeline system. Northern Border Pipeline is seeking recovery of these amounts in its current rate proceeding (see Note 7).

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

    (D) Income Taxes

        Income taxes are the responsibility of the partners and are not reflected in these financial statements. However, the Northern Border Pipeline tariff establishes the method of accounting for and calculating income taxes and requires Northern Border Pipeline to reflect in its cost of service the income taxes which would have been paid or accrued if Northern Border Pipeline were organized during the period as a corporation. As a result, for purposes of calculating the return allowed by the FERC, partners' capital and rate base are reduced by the amount equivalent to the net accumulated deferred income taxes. Such amounts were approximately $316 million and $300 million at December 31, 1999 and 1998, respectively, and are primarily related to accelerated depreciation and other plant-related differences.

    (E) Cash and Cash Equivalents

        Cash equivalents consist of highly liquid investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these investments.

    (F) Property, Plant and Equipment and Related Depreciation and Amortization

        Property, plant and equipment is stated at original cost. In December 1998, Northern Border Pipeline placed into service the facilities for The Chicago Project. At December 31, 1999 and 1998, respectively, approximately $3.5 million and $37.4 million of project costs incurred but not paid for The Chicago Project were recorded in accounts payable and property, plant and equipment on the consolidated balance sheet and were excluded from the change in accounts payable and capital expenditures for property, plant and equipment, net on the consolidated statement of cash flows.

        Maintenance and repairs are charged to operations in the period incurred. The provision for depreciation and amortization of Northern Border Pipeline's transmission line is an integral part of its FERC tariff. The effective depreciation rate applied to Northern Border Pipeline's transmission plant in 1999, 1998, and 1997 was 2.0%, 2.5%, and 2.5%, respectively. In 2000, the depreciation rate increases to 2.3% and is scheduled to continue to increase gradually on an annual basis until it reaches 3.2% in 2002. Composite rates are applied to all other functional groups of property having similar economic characteristics. The depreciation rate for transmission plant is being reviewed in Northern Border Pipeline's current rate proceeding (see
        Note 7).

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

    (H) Risk Management

        Financial instruments are used in the management of the Partnership's interest rate exposure. A control environment has been established which includes policies and procedures for risk assessment and the approval, reporting and monitoring of financial instrument activities. As a result, Northern Border Pipeline has entered into various interest rate swap agreements with major financial institutions which hedge interest rate risk by effectively converting certain of its floating rate debt to fixed rate debt. Northern Border Pipeline does not use these instruments for trading purposes. The cost or benefit of the interest rate swap agreements is recognized currently as a component of interest expense.

    (I) Investment in Unconsolidated Affiliate

        Investment in unconsolidated affiliate is accounted for by the equity method.

3.  ACQUISITIONS

    On May 31, 1997, the Partnership exchanged 125,357 Common Units for all of the outstanding common stock of BMT (formerly Williams Technologies, Inc.). Effective with the acquisition of BMT, which was recorded using the purchase method of accounting, the Partnership increased its ownership position in Black Mesa from the 60.5% acquired in 1996 to 71.75% and began to reflect Black Mesa, including Black Mesa's minority ownership interests, in the Partnership's consolidated financial statements. Prior to this time, the Partnership's investment in Black Mesa was accounted for using the equity method. On December 29, 1997, the Partnership acquired the remaining minority ownership interest in Black Mesa through the exchange of 46,956 Common Units and cash. The following is a summary of the effects of the acquisition of BMT and consolidation of Black Mesa on the Partnership's consolidated financial position in 1997 (amounts in thousands):

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

    On December 21, 1999, NBP Energy acquired a 39% common membership interest in Bighorn Gas Gathering, L.L.C. (Bighorn) for approximately $31.9 million. The remaining common membership interests in Bighorn are owned by CMS Field Services, Inc. (CFS) (50%) and Continental Holdings Company (1%), both of which are wholly-owned subsidiaries of CMS Energy Corporation, and Enron Midstream Services, L.L.C. (10%), a wholly-owned subsidiary of Enron.

    In addition to the common membership interest, which represents approximately 93.8% of the capitalization, Bighorn has two non-voting classes of shares, each of which represents approximately 3.1% of the total capitalization, that are currently owned by CFS. NBP Energy has contracted to purchase 80% of one of those classes of shares ("A shares") for $20.8 million. The payment is due on or before June 15, 2000. To secure its obligation to acquire the A shares, NBP Energy has pledged all of its common membership interest to CFS. Both of the non-voting classes of shares are subject to certain distribution preferences as well as limitations based on the cumulative number of wells connected to the Bighorn system at the end of each calendar year. These shares will receive an income allocation equal to the cash distributions received and are not entitled to any other allocations of income or distributions of cash. Ownership of these shares does not affect the amount of capital contributions that are required to be made to the operations of Bighorn by the common membership interests.

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

    Northern Border Pipeline's largest shipper, Pan-Alberta Gas (U.S.) Inc. (PAGUS), is presently obligated for approximately 25.7% of the cost of service through three firm service agreements which expire in October 2003. Financial guarantees exist through October 2001 for approximately 16.3% of the total cost of service related to the contracted capacity of PAGUS, including 10.5% guaranteed by Northern Natural Gas Company, a wholly-owned subsidiary of Enron. The remaining cost of service obligation of PAGUS is supported by various credit support arrangements, including among others, a letter of credit, an escrow account and an upstream capacity transfer agreement. Operating revenues from the PAGUS firm service agreements and interruptible service contracts for the years ended December 31, 1999, 1998 and 1997 were $76.6 million, $87.3 million and $86.8 million, respectively.

    Shippers affiliated with the partners of Northern Border Pipeline have firm service agreements representing approximately 17.3% of the cost of service. These firm service agreements extend for various terms with termination dates that range from October 2003 to May 2009. Operating revenues from the affiliated firm service agreements and interruptible service contracts for the years ended December 31, 1999, 1998 and 1997 were $52.5 million, $22.4 million and $20.2 million, respectively.

    Black Mesa's operating revenue is derived from a pipeline transportation agreement (Pipeline Agreement) with the coal supplier for the Mohave Power Station that expires in December 2005. The pipeline is the sole source of fuel for the Mohave plant. Under the terms of the Pipeline Agreement, Black Mesa receives a monthly demand payment, a per ton commodity payment and a reimbursement for certain other expenses.

5.  CREDIT FACILITIES AND LONG-TERM DEBT

    Detailed information on long-term debt is as follows:

                                                      December 31,
    (In thousands)                                  1999       1998

    Northern Border Pipeline
     Senior notes - average 8.43%,
        due from 2000 to 2003                    $  250,000   $250,000
     Pipeline credit agreement
        Term loan, due 2002                         439,000    484,500
        Five-year revolving credit facility              --    127,500
     Senior notes - 7.75%, due 2009                 200,000         --
     Unamortized proceeds from termination
        of interest rate forward agreements          12,397         --
     Unamortized debt discount                         (938)        --
    Northern Border Partners, L.P.
     Credit agreements - due 2000                   114,500     95,000
    Black Mesa
     10.7% Note agreement,
       due quarterly to 2004                         17,027     19,832
    Total                                         1,031,986    976,832
    Less: Current maturities of long-term debt      183,617      2,805
    Long-term debt                               $  848,369   $974,027

    In August 1999, Northern Border Pipeline completed a private offering of $200 million of 7.75% Senior Notes due 2009, which notes were subsequently exchanged in a registered offering for notes with substantially identical terms (Senior Notes). Also in August 1999, Northern Border Pipeline received approximately $12.9 million from the termination of interest rate forward agreements, which is included in long-term debt on the consolidated balance sheet and is being amortized against interest expense over the life of the Senior Notes. The interest rate forward agreements, which had an aggregate notional amount of $150 million, had been executed in September 1998 to hedge the interest rate on a planned issuance of fixed rate debt in 1999. The proceeds from the private offering, net of debt discounts and issuance costs, and the termination of the interest rate forward agreements were used to reduce existing indebtedness under a June 1997 credit agreement.

    In June 1997, Northern Border Pipeline entered into a credit agreement (Pipeline Credit Agreement) with certain financial institutions to borrow up to an aggregate principal amount of $750 million. The Pipeline Credit Agreement is comprised of a $200 million five-year revolving credit facility to be used for the retirement of a previously existing bank loan agreement and for general business purposes, and a $550 million three-year revolving credit facility to be used for the construction of The Chicago Project. Effective March 1999, in accordance with the provisions of the Pipeline Credit Agreement, Northern Border Pipeline converted the three-year revolving credit facility to a term loan maturing in June 2002. The Pipeline Credit Agreement permits Northern Border Pipeline to choose among various interest rate options, to specify the portion of the borrowings to be covered by specific interest rate options and to specify the interest rate period, subject to certain parameters. Northern Border Pipeline is required to pay a facility fee on the remaining aggregate principal commitment amount of $639 million.

    At December 31, 1999 and 1998, Northern Border Pipeline had outstanding interest rate swap agreements with notional amounts of $40 million and $90 million, respectively. The agreement outstanding at December 31, 1999, will terminate in November 2001. Under the agreements, Northern Border Pipeline makes payments to counterparties at fixed rates and in return receives payments at variable rates based on the London Interbank Offered Rate. At December 31, 1999 and 1998, Northern Border Pipeline was in a payable position relative to its counterparties. The average effective interest rate of Northern Border Pipeline's variable rate debt, taking into consideration the interest rate swap agreements, was 6.73% and 6.17% at December 31, 1999 and 1998, respectively.

    In November 1997, the Partnership entered into a credit agreement (Partnership Credit Agreement) with certain financial institutions to borrow up to an aggregate principal amount of $175 million under a revolving credit facility. The Partnership Credit Agreement is to be used for interim funding of the Partnership's required capital contributions to Northern Border Pipeline for construction of The Chicago Project. The amount available under the Partnership Credit Agreement is reduced to the extent the Partnership issues additional limited partner interests to fund the Partnership's required capital contributions for The Chicago Project in excess of $25 million. The public offering of Common Units discussed in Note 6 reduced the amount available under the Partnership Credit Agreement to $104 million. With the conversion of Northern Border Pipeline's three-year revolving credit facility to a term loan, the maturity date of the Partnership Credit Agreement is November 2000.

    In December 1999, the Partnership entered into a one-year credit agreement (1999 Credit Agreement) with a single financial institution to borrow up to an aggregate principal amount of $25 million under a revolving line of credit. The 1999 Credit Agreement is to be used for capital contributions to Northern Border Pipeline or for acquisitions by the Partnership. If the Partnership Credit Agreement is terminated, the 1999 Credit Agreement automatically terminates.

    Both the Partnership Credit Agreement and the 1999 Credit Agreement permit the Partnership to choose among various interest rate options, to specify the portion of the borrowings to be covered by specific interest rate options and to specify the interest rate period, subject to certain parameters. The Partnership is required to pay a commitment fee on the aggregate undrawn principal amount under the facilities. At December 31, 1999 and 1998, the average interest rate on the credit agreements was 6.78% and 6.04%, respectively.

    Interest paid, net of amounts capitalized, during the years ended December 31, 1999, 1998 and 1997 was $62.5 million, $28.7 million and $31.6 million, respectively.

    Aggregate repayments of long-term debt required for the next five years are as follows: $184 million, $44 million, $521 million, $69 million and $2 million for 2000, 2001, 2002, 2003 and 2004, respectively.

    Certain of Northern Border Pipeline's long-term debt and credit arrangements contain requirements as to the maintenance of minimum partners' capital and debt to capitalization ratios which restrict the incurrence of other indebtedness by Northern Border Pipeline and also place certain restrictions on distributions to the partners of Northern Border Pipeline. Under the most restrictive of the covenants, as of December 31, 1999 and 1998, respectively, $132 million and $173 million of partners' capital of Northern Border Pipeline could be distributed. The Partnership Credit Agreement restricts incurrence of senior indebtedness by the Partnership and requires the maintenance of a ratio of debt to total capital, excluding the debt of consolidated subsidiaries, of no more than 35 percent.

    The following estimated fair values of financial instruments represent the amount at which each instrument could be exchanged in a current transaction between willing parties. Based on quoted market prices for similar issues with similar terms and remaining maturities, the estimated fair value of the senior notes due from 2000 to 2003 was approximately $273 million and $287 million at December 31, 1999 and 1998, respectively. The estimated fair value of the senior notes due 2009 was approximately $201 million at December 31, 1999. The estimated fair value of the Black Mesa note agreement was approximately $18 million and $23 million at December 31, 1999 and 1998, respectively. At December 31, 1999 and 1998, the estimated fair value which would be payable to terminate the interest rate swap agreements, taking into account current interest rates, was approximately $1 million and $3 million, respectively. The Partnership presently intends to maintain the current schedule of maturities for the senior notes, the Black Mesa note agreement and the interest rate swap agreements that will result in no gains or losses on their respective repayment. The carrying value of the Pipeline Credit Agreement, Partnership Credit Agreement and 1999 Credit Agreement approximates the fair value since the interest rates are periodically adjusted to current market conditions.

6.  PARTNERS' CAPITAL

    At December 31, 1999, partners' capital consisted of 29,347,313 Common Units representing an effective 98% limited partner interest in the Partnership (including 14.5% held collectively by the General Partners or their affiliates) and a 2% general partner interest. At December 31, 1998, partners' capital consisted of 22,927,313 Common Units representing an effective 76.6% limited partner interest in the Partnership; 6,420,000 Subordinated Units representing an effective 21.4% limited partner interest in the Partnership (including 14.5% held collectively by the General Partners or their affiliates); and a 2% general partner interest. Effective January 19, 1999, the 6,420,000 outstanding Subordinated Units were converted into an equal number of Common Units since the Partnership Policy Committee determined the subordination period ended as a result of satisfying the criteria set forth in the partnership agreement.

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

    Partnership income is allocated to the General Partners and the limited partners in accordance with their respective partnership percentages, after giving effect to any priority income allocations for incentive distributions that are allocated 100% to the General Partners. As an incentive, the General Partners' percentage interest in quarterly distributions is increased after certain specified target levels are met (see Note 9). At the time the quarterly distributions exceed $0.605 per Unit, the General Partners receive 15% of the excess. As the quarterly distributions are increased above $0.715 per Unit, the General Partners receive increasing percentages in excess of the targets reaching a maximum of 50% of the excess of the highest target level.

7.  COMMITMENTS AND CONTINGENCIES

    Regulatory Proceedings

    Northern Border Pipeline filed a rate proceeding with the FERC in May 1999 for, among other things, a redetermination of its allowed equity rate of return. The total annual cost of service increase due to Northern Border Pipeline's proposed changes is approximately $30 million. A number of Northern Border Pipeline's shippers and competing pipelines have filed interventions and protests. In June 1999, the FERC issued an order in which the proposed changes were suspended until December 1, 1999, after which the proposed changes were implemented with subsequent billings subject to refund. At December 31, 1999, Northern Border Pipeline recorded a $2.3 million provision for rate refunds. The June order and a subsequent clarification issued by the FERC in August 1999 set for hearing not only Northern Border Pipeline's proposed changes but also several issues raised by intervenors including the appropriateness of Northern Border Pipeline's cost of service tariff, rolled-in rate treatment of The Chicago Project, capital project cost containment mechanism amount recorded for The Chicago Project, depreciation schedule and creditworthiness standards. A procedural schedule has been established which provides for the hearing to commence in July 2000. At this time, the Partnership can give no assurance as to the outcome on any of these issues.

    In October 1998, Northern Border Pipeline filed a certificate application with the FERC to seek approval to expand and extend its pipeline system into Indiana (Project 2000). If approved and constructed, Project 2000 would afford shippers on the expanded and extended pipeline system access to industrial gas consumers in northern Indiana. As a result of permanent releases of capacity between several existing and project shippers originally included in the October 1998 application, Northern Border Pipeline amended its application with the FERC in March 1999. Numerous parties filed to intervene in this proceeding. Several parties protested this application asking that the FERC deny Northern Border Pipeline's request for rolled-in rate treatment for the new facilities and that Northern Border Pipeline be required to solicit indications of interest from existing shippers for capacity releases that would possibly eliminate the construction of certain new facilities. In September 1999, the FERC issued a policy statement on certification and pricing of new construction projects. The policy statement announces a preference for establishing the transportation charge for newly constructed facilities on a separate, stand-alone basis. This reverses the existing presumption in favor of rolled-in pricing once certain conditions were met. In response to the policy statement, Northern Border Pipeline amended its application with the FERC in December 1999. The December amended application reflects estimated capital expenditures of approximately $94 million. Several parties renewed their protests on this latest amended application. While Northern Border Pipeline cannot predict when the FERC will issue its final order on the Project 2000 amended application, Northern Border Pipeline has requested such action by March 15, 2000.

    In January 1998, Northern Border Pipeline filed an application with the FERC to acquire the linepack gas required to operate the pipeline from the shippers and to provide the linepack gas in the future for its operations. The cost of the linepack gas acquired in 1998, which is included in rate base, totaled approximately $11.7 million.

    In August 1997, Northern Border Pipeline received FERC approval of a Stipulation and Agreement (Stipulation) filed on October 15, 1996 to settle its November 1995 rate case. In accordance with the terms of the Stipulation, Northern Border Pipeline's allowed equity rate of return was reduced from the requested 14.25% to 12.75% for the period June 1, 1996 to September 30, 1996 and to 12% thereafter. Additionally, Northern Border Pipeline agreed to reduce its transmission plant depreciation rate retroactively to June 1, 1996, and agreed to implement a $31 million settlement adjustment mechanism (SAM) when The Chicago Project was placed in service. The SAM effectively reduces the allowed return on rate base. In October 1997, Northern Border Pipeline used a combination of cash on hand and borrowings on a revolving credit facility to pay refunds to its shippers of approximately $52.6 million.

    Also as agreed to in the Stipulation, Northern Border Pipeline implemented a capital project cost containment mechanism
    (PCCM). The purpose of the PCCM was to limit Northern Border Pipeline's ability to include cost overruns on The Chicago Project in rate base and to provide incentives to Northern Border Pipeline for cost underruns. The PCCM amount is determined by comparing the final cost of The Chicago Project to the budgeted cost. The Stipulation required the budgeted cost for The Chicago Project, which had been initially filed with the FERC for approximately $839 million, to be adjusted for the effects of inflation and project scope changes, as defined in the Stipulation. Such adjusted budgeted cost of The Chicago Project has been estimated to be $897 million, with the final construction cost estimated to be $894 million. Thus, Northern Border Pipeline's notification to the FERC and its shippers in June 1999 reflects the conclusion that there is a $3 million addition to rate base as a result of the PCCM. The Stipulation required that the calculation of the PCCM be reviewed by an independent national accounting firm. The independent accountants completed their examination of Northern Border Pipeline's PCCM calculation in October 1999. The independent accountants concluded Northern Border Pipeline had complied, in all material respects, with the requirements of the Stipulation related to the PCCM. Northern Border Pipeline filed its June 1999 report and the independent accountants' report in its current rate case proceeding discussed previously. Testimony filed by the FERC staff and intervenors in the current rate case proceeding has proposed changes to the PCCM computation, which would result in rate base reductions ranging from $32 million to $43 million. Although the Partnership believes the computation has been made in accordance with the terms of the Stipulation, it is unable to predict at this time whether any adjustments will be required. Should developments in the rate case result in rate base reductions, a non-cash charge to write down transmission plant would result and such charge could be material to the operating results of the Partnership.

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

8.  CAPITAL EXPENDITURE AND INVESTMENT PROGRAM

    Total capital expenditures for 2000 are estimated to be $25 million. This includes approximately $10 million for Project 2000 (see Note 7) and approximately $15 million for renewals and replacements of the existing facilities. Funds required to meet the capital expenditures for 2000 are anticipated to be provided primarily from internal sources.

    In addition to the commitment to acquire additional ownership in Bighorn for $20.8 million (see Note 3), the Partnership is required to fund 39% of Bighorn's operations. For 2000, the capital contribution to Bighorn is estimated to be approximately $10 million. Funds required to be invested in Bighorn are anticipated to be provided primarily from debt borrowings.

9.  NET INCOME PER UNIT

    Net income per unit is computed by dividing net income, after deduction of the General Partners' allocation, by the weighted average number of Units outstanding. The General Partners' allocation is equal to an amount based upon their combined 2% general partner interest, adjusted to reflect an amount equal to incentive distributions. Net income per unit was determined as follows:

    (In thousands, except                  Year ended December 31,
       per unit amounts)                   1999     1998       1997

    Net income to partners               $81,003   $68,020    $53,024

    Net income allocated to General
     Partners                             (1,620)   (1,359)    (1,061)
    Adjustment to reflect incentive
     distributions                           (90)       --         --

                                          (1,710)   (1,359)    (1,061)

    Net income allocable to Units        $79,293   $66,661    $51,963
    Weighted average units outstanding    29,347    29,345     26,392
    Net income per unit                  $  2.70   $  2.27    $  1.97

10. ACCOUNTING PRONOUNCEMENTS

    In 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

    In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. A company may implement SFAS No. 133 as of the beginning of any fiscal quarter after issuance, however, the statement cannot be applied retroactively. The Partnership and its subsidiaries do not plan to adopt SFAS No. 133 early. The Partnership believes that SFAS No. 133 will not have a material impact on its financial position or results of operations.

11. QUARTERLY FINANCIAL DATA (Unaudited)

    (In thousands, except     Operating     Operating    NetIncome    Net Income
        per unit amounts)   Revenues, net    Income     to Partners    per Unit

    1999
      First Quarter            $78,895       $45,048      $21,631       $0.72
      Second Quarter            78,012        44,342       20,561        0.69
      Third Quarter             79,046        44,815       19,357        0.65
      Fourth Quarter            83,010        45,862       19,454        0.65
    1998
      First Quarter            $52,820       $25,650      $14,933       $0.50
      Second Quarter            53,782        27,717       16,410        0.55
      Third Quarter             54,442        29,722       18,042        0.60
      Fourth Quarter            56,548        33,063       18,635        0.62

12. SUBSEQUENT EVENTS

    On January 18, 2000, the Partnership declared an increase in the quarterly cash distribution from $0.61 per Unit to $0.65 per Unit for the period October 1, 1999 through December 31, 1999. The distribution is payable February 14, 2000, to the General Partners and to the Unitholders of record at January 31, 2000.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To Northern Border Partners, L.P.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Northern Border Partners, L.P. and Subsidiaries included in this Form 10-K and have issued our report thereon dated January 20, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Northern Border Partners, L.P. and Subsidiaries listed in Item 14 of Part IV of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                        ARTHUR ANDERSEN LLP

Omaha, Nebraska,
  January 20, 2000

                                                        SCHEDULE II

          NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
       FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                          (In Thousands)


Column A             Column B         Column C             Column D         Column E
                                      Additions           Deductions
                    Balance at   Charged to   Charged    For Purpose For
                    Beginning    Costs and    to Other   Which Reserves    Balance at
Description          of Year     Expenses     Accounts    Were Created     End of Year

Reserve for
 regulatory issues
   1999              $6,726        $650         $--           $--            $7,376
   1998              $6,726        $ --         $--           $--            $6,726
   1997              $5,953        $773         $--           $--            $6,726

              UNITED STATES SECURITIES AND EXCHANGE
                           COMMISSION
                     WASHINGTON, D.C.  20549
                     _______________________


                           EXHIBITS TO
                          F O R M  10-K


          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


           For the fiscal year ended December 31, 1999
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
                       ___________________
                          EXHIBIT INDEX

      * 3.1    Form of Amended and Restated Agreement of
               Limited Partnership of Northern Border
               Partners, L.P. (Exhibit 3.1 No. 2 to the
               Partnership's Form S-1 Registration
               Statement, Registration No. 33-66158
               ("Form S-1")).
      *10.1    Form of Amended and Restated Agreement of
               Limited Partnership For Northern Border
               Intermediate Limited Partnership (Exhibit
               10.1 to Form S-1).
      *10.2    Northern Border Pipeline Company General
               Partnership Agreement between Northern
               Plains Natural Gas Company, Northwest
               Border Pipeline Company, Pan Border Gas
               Company, TransCanada Border Pipeline Ltd.
               and TransCan Northern Ltd., effective
               March 9, 1978, as amended (Exhibit 10.2
               to Form S-1).
      *10.3    Operating Agreement between Northern
               Border Pipeline Company and Northern
               Plains Natural Gas Company, dated
               February 28, 1980 (Exhibit 10.3 to Form S-1).
      *10.4    Administrative Services Agreement between
               NBP Services Corporation, Northern Border
               Partners, L.P. and Northern Border
               Intermediate Limited Partnership (Exhibit
               10.4 to Form S-1).
      *10.5    Note Purchase Agreement between Northern
               Border Pipeline Company and the parties
               listed therein, dated July 15, 1992
               (Exhibit 10.6 to Form S-1).
      *10.5.1  Supplemental Agreement to the Note
               Purchase Agreement dated as of June 1,
               1995 (Exhibit 10.6.1 to the Partnership's
               Annual Report on Form 10-K for the year
               ended December 31, 1995 ("1995 10-K")).
      *10.6    Guaranty made by Panhandle Eastern
               Pipeline Company, dated October 31, 1992
               (Exhibit 10.9 to Form S-1).
      *10.7    Northern Border Pipeline Company U.S.
               Shippers Service Agreement between
               Northern Border Pipeline Company and
               Enron Gas Marketing, Inc., dated June 22,
               1990 (Exhibit 10.10 to Form S-1).
      *10.7.1  Amended Exhibit A to Northern Border
               Pipeline Company U.S. Shippers Service
               Agreement between Northern Border
               Pipeline Company and Enron Gas Marketing,
               Inc. (Exhibit 10.10.1 to the
               Partnership's Annual Report on Form 10-K
               for the year ended December 31, 1993
               ("1993 10-K")).
      *10.7.2  Amended Exhibit A to Northern Border
               Pipeline U.S. Shippers Service Agreement
               between Northern Border Pipeline Company
               and Enron Gas Marketing, Inc., effective
               November 1, 1994 (Exhibit 10.10.2 to the
               Partnership's Annual Report on Form 10-K
               for the year ended December 31, 1994).
      *10.7.3  Amended Exhibit A's to Northern Border
               Pipeline Company U.S. Shipper Service
               Agreement effective, August 1, 1995 and
               November 1, 1995 (Exhibit 10.10.3 to 1995
               10-K).
      *10.7.4  Amended Exhibit A to Northern Border
               Pipeline Company U.S. Shipper Service
               Agreement effective April l, 1998
               (Exhibit 10.10.4 to the Partnership's
               Annual Report on Form 10-K for the year
               ended December 31, 1997 ("1997 10-K")).
      *10.8    Guaranty made by Northern Natural Gas
               Company, dated October 7, 1993 (Exhibit
               10.11.1 to 1993 10-K).
      *10.9    Guaranty made by Northern Natural Gas
               Company, dated October 7, 1993 (Exhibit
               10.11.2 to 1993 10-K).
      *10.10   Northern Border Pipeline Company U.S.
               Shippers Service Agreement between
               Northern Border Pipeline Company and
               Western Gas Marketing Limited, as agent
               for TransCanada PipeLines Limited, dated
               December 15, 1980 (Exhibit 10.13 to Form
               S-1).
      *10.10.1 Amendment to Northern Border Pipeline
               Company Service Agreement extending the
               term effective November 1, 1995 (Exhibit
               10.13.1 to 1995 10-K).
      *10.11   Form of Seventh Supplement Amending
               Northern Border Pipeline Company General
               Partnership Agreement (Exhibit 10.15 to
               Form S-1).
      *10.12   Northern Border Pipeline Company U.S.
               Shippers Service Agreement between
               Northern Border Pipeline Company and
               Transcontinental Gas Pipe Line
               Corporation, dated July 14, 1983, with
               Amended Exhibit A effective February 11,
               1994 (Exhibit 10.17 to 1995 10-K).
      *10.13   Form of Credit Agreement among Northern
               Border Pipeline Company, The First
               National Bank of Chicago, as
               Administrative Agent, The First National
               Bank of Chicago, Royal Bank of Canada,
               and Bank of America National Trust and
               Savings Association, as Syndication
               Agents, First Chicago Capital Markets,
               Inc., Royal Bank of Canada, and
               BancAmerica Securities, Inc, as Joint
               Arrangers and Lenders (as defined
               therein) dated as of June 16, 1997
               (Exhibit 10(c) to Amendment No. 1 to Form
               S-3, Registration Statement No. 333-40601
               ("Form S-3")).
      *10.14   Form of Credit Agreement among Northern
               Border Partners, L.P., Canadian Imperial
               Bank of Commerce, as Agent and Lenders
               (as defined therein) dated as of November 6,
               1997 (Exhibit 10(d) to Amendment No. 1
               to Form S-3).
      *10.15   Northern Border Pipeline Company U.S.
               Shippers Service Agreement between
               Northern Border Pipeline Company and
               Enron Capital & Trade Resources Corp.
               dated October 15, 1997 (Exhibit 10.21 to
               1997 10-K).
      *10.16   Northern Border Pipeline Company U.S.
               Shippers Service Agreement between
               Northern Border Pipeline Company and
               Enron Capital & Trade Resources Corp.
               dated October 15, 1997 (Exhibit 10.22 to
               1997 10-K).
      *10.17   Northern Border Pipeline Company U.S.
               Shippers Service Agreement between
               Northern Border Pipeline Company and
               Enron Capital & Trade Resources Corp.
               dated August 5, 1997 with Amendment dated
               September 25, 1997 (Exhibit 10.25 to 1997
               10-K).
      *10.18   Northern Border Pipeline Company U.S.
               Shippers Service Agreement between
               Northern Border Pipeline Company and
               Enron Capital & Trade Resources Corp.
               dated August 5, 1997 (Exhibit 10.26 to
               1997 10-K).
      *10.19   Northern Border Pipeline Company U.S.
               Shippers Service Agreement between
               Northern Border Pipeline Company and
               TransCanada Gas Services Inc., as agent
               for TransCanada PipeLines Limited dated
               August 5, 1997 (Exhibit 10.27 to 1997
               10-K).
      *10.20   Northern Border Pipeline Company U.S.
               Shippers Service Agreement between
               Northern Border Pipeline Company and
               TransCanada Gas Services Inc., as agent
               for TransCanada PipeLines Limited dated
               August 5, 1997 (Exhibit 10.28 to 1997
               10-K).
      *10.21   Indenture, dated as of August 17, 1999,
               between Northern Border Pipeline Company
               and Bank One Trust Company, NA, successor
               to The First National Bank of Chicago, as
               trustee. (Exhibit No. 4.1 to Northern
               Border Pipeline Company's  Form S-4
               Registration Statement, Registration No.
               333-88577 ("Form S-4")).
      *10.22   Project Management Agreement by and
               between Northern Plains Natural Gas
               Company and Enron Engineering &
               Construction Company, dated March 1, 1996
               (Exhibit No. 10.39 to Form S-4).
      *10.23   Eighth Supplement Amending Northern
               Border Pipeline Company General
               Partnership Agreement (Exhibit 10.15 of
               Form S-4).
       10.24   Credit Agreement, dated as of December
               15, 1999, between Northern Border
               Partners, L.P. and SunTrust Bank,
               Atlanta.
       21      The subsidiaries of Northern Border
               Partners, L.P. are Northern Border
               Intermediate Limited Partnership;
               Northern Border Pipeline Company; NBP
               Energy Pipelines, L.L.C.; Black Mesa
               Holdings, Inc.; Black Mesa Pipeline,
               Inc.; Black Mesa Pipeline Operations
               L.L.C.; Black Mesa Technologies, Inc. and
               Black Mesa Technologies Services L.L.C.
       23.01   Consent of Arthur Andersen LLP.
       27      Financial Data Schedule.
      *99.1    Northern Plains Natural Gas Company
               Phantom Unit Plan (Exhibit 99.1 to Form S-
               8, Registration No. 333-66949).

     *Indicates exhibits incorporated by reference as indicated; all other exhibits are filed herewith.