Form 10-Q
period 2000-03-31
NORTHERN BORDER PARTNERS LP
filed 2000-05-12
CIK 909281

UNITED STATES SECURITIES AND EXCHANGE
                           COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000




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

                        TABLE OF CONTENTS




                                                             Page No.
PART I.   FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

        Consolidated Statement of Income -
          Three Months Ended March 31, 2000 and 1999             3
        Consolidated Balance Sheet - March 31, 2000
          and December 31, 1999                                  4
        Consolidated Statement of Cash Flows -
          Three Months Ended March 31, 2000 and 1999             5
        Consolidated Statement of Changes in Partners'
          Capital - Three Months Ended March 31, 2000            6
        Notes to Consolidated Financial Statements               7

   ITEM 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations        9

   ITEM 3.  Quantitative and Qualitative Disclosures About
            Market Risk                                         13

PART II.  OTHER INFORMATION

   ITEM 6.  Exhibits and Reports on Form 8-K                    14

                  PART I. FINANCIAL INFORMATION

                  ITEM 1. FINANCIAL STATEMENTS

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF INCOME
             (In Thousands, Except Per Unit Amounts)
                           (Unaudited)


                                           Three Months Ended
                                                March 31,
                                             2000      1999

OPERATING REVENUES, NET                     $81,517   $78,895

OPERATING EXPENSES
 Operations and maintenance                  12,874    12,763
 Depreciation and amortization               15,502    13,449
 Taxes other than income                      7,883     7,635

   Operating expenses                        36,259    33,847

OPERATING INCOME                             45,258    45,048

INTEREST EXPENSE                             18,691    16,244

OTHER INCOME                                     22     1,921

MINORITY INTERESTS IN NET INCOME              8,623     9,094

NET INCOME TO PARTNERS                      $17,966   $21,631

NET INCOME PER UNIT                         $   .59   $   .72

NUMBER OF UNITS USED IN COMPUTATION          29,347    29,347


The accompanying notes are an integral part of these consolidated financial statements.


            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                         (In Thousands)
                           (Unaudited)


                                              March 31,   December 31,
ASSETS                                          2000         1999

CURRENT ASSETS
 Cash and cash equivalents                   $   48,043   $   22,927
 Accounts receivable                             35,792       30,238
 Materials and supplies, at cost                  5,840        4,410
 Under recovered cost of service                    733        3,068

   Total current assets                          90,408       60,643

TRANSMISSION PLANT
 Property, plant and equipment                2,406,456    2,410,133
 Less: Accumulated provision for
   depreciation and amortization                679,523      664,777

   Property, plant and equipment, net         1,726,933    1,745,356

INVESTMENTS AND OTHER ASSETS
 Investment in unconsolidated affiliate          33,647       31,895
 Other                                           25,186       25,543

   Total investments and other assets            58,833       57,438

   Total assets                              $1,876,174   $1,863,437


LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
 Current maturities of long-term debt        $  188,700   $  183,617
 Accounts payable                                 4,500        8,279
 Accrued taxes other than income                 28,804       26,608
 Accrued interest                                 8,632       17,608
 Accumulated provision for rate refunds           9,233        2,317

   Total current liabilities                    239,869      238,429

LONG-TERM DEBT, NET OF CURRENT MATURITIES       862,239      848,369

MINORITY INTERESTS IN PARTNERS' CAPITAL         249,812      250,450

RESERVES AND DEFERRED CREDITS                    10,690       10,920

PARTNERS' CAPITAL
 General Partners                                10,271       10,305
 Common Units                                   503,293      504,964

   Total partners' capital                      513,564      515,269

   Total liabilities and partners' capital   $1,876,174   $1,863,437


The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In Thousands)
                           (Unaudited)

                                                  Three Months Ended
                                                        March 31,
                                                     2000       1999

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income to partners                            $ 17,966   $ 21,631

 Adjustments to reconcile net income to partners
  to net cash provided by operating activities:
   Depreciation and amortization                     15,554     13,452
   Minority interests in net income                   8,623      9,094
   Provision for rate refunds                         6,916         --
   Changes in components of working capital         (11,685)    (7,619)
   Other                                                 13        194

      Total adjustments                              19,421     15,121

   Net cash provided by operating activities         37,387     36,752

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in unconsolidated affiliate              (2,109)        --
 Capital expenditures for property, plant
   and equipment                                       (380)   (57,368)

   Net cash used in investing activities             (2,489)   (57,368)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash distributions to Unitholders and
   General Partners                                 (19,671)   (18,290)
 Distributions to Minority Interests                 (9,261)   (11,404)
 Issuance of long-term debt                          20,000     65,000
 Long-term debt financing costs                        (101)        --
 Retirement of long-term debt                          (749)    (5,674)

   Net cash provided by (used in)
    financing activities                             (9,782)    29,632

NET CHANGE IN CASH AND CASH EQUIVALENTS              25,116      9,016

Cash and cash equivalents-beginning of period        22,927     41,042

Cash and cash equivalents-end of period            $ 48,043   $ 50,058


Supplemental Disclosures of Cash Flow Information:
 Cash paid for:
   Interest (net of amount capitalized)            $ 27,820   $ 20,405

Changes in components of working capital:
   Accounts receivable                             $ (5,554)  $ (9,649)
   Materials and supplies                            (1,430)       468
   Under recovered cost of service                    2,335      3,290
   Accounts payable                                    (256)       176
   Accrued taxes other than income                    2,196      2,371
   Accrued interest                                  (8,976)    (4,275)

    Total                                          $(11,685)  $ (7,619)


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


            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                         (In Thousands)
                           (Unaudited)


                                                               Total
                                         General     Common   Partners'
                                         Partners    Units     Capital

Partners' Capital at December 31, 1999   $10,305    $504,964   $515,269

Net income to partners                       561      17,405     17,966

Distributions to partners                   (595)    (19,076)   (19,671)

Partners' Capital at March 31, 2000      $10,271    $503,293   $513,564


The accompanying notes are an integral part of this consolidated financial statement.

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated financial statements included herein have been prepared by Northern Border Partners, L.P. (the "Partnership") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Partnership believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999.

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

   The Partnership owns a 70% general partner interest in Northern Border Pipeline Company ("Northern Border Pipeline"). Black Mesa Holdings, Inc., Black Mesa Pipeline Operations, L.L.C. and NBP Energy Pipelines, L.L.C. ("NBP Energy") are wholly-owned subsidiaries of the Partnership. NBP Energy owns a 39% common membership interest in Bighorn Gas Gathering, L.L.C., which was acquired in December 1999 and is reflected as an investment in unconsolidated affiliate on the consolidated balance sheet.

2. In October 1998, Northern Border Pipeline filed a certificate application with the Federal Energy Regulatory Commission ("FERC") to seek approval to expand and extend its pipeline system into Indiana ("Project 2000"). When completed, Project 2000 would afford shippers on the expanded and extended pipeline system access to industrial gas consumers in northern Indiana. The certificate application was subsequently amended by Northern Border Pipeline in March and December 1999. On March 16, 2000, the FERC issued an order granting Northern Border Pipeline's application for a certificate to construct and operate the proposed facilities. The FERC approved Northern Border Pipeline's request for rolled-in rate treatment based upon the proposed project costs. Upon completion of acquisition of necessary right-of-way, permits and equipment, construction will proceed. The capital expenditures for Project 2000 are estimated to be approximately $94 million.

3. Northern Border Pipeline filed a rate proceeding with the FERC in May 1999 for, among other things, a redetermination of its allowed equity rate of return. The total annual cost of service increase due to Northern Border Pipeline's proposed changes is approximately $30 million. A number of Northern Border Pipeline's shippers and competing pipelines have filed interventions and protests. In June 1999, the FERC issued an order in which the proposed changes were suspended until December 1, 1999, after which the proposed changes were implemented with subsequent billings subject to refund. For the three months ended March 31, 2000, Northern Border Pipeline recorded a $6.9 million provision for rate refunds, which is netted against operating revenues on the consolidated statement of income. The June order and a subsequent clarification issued by the FERC in August 1999 set for hearing not only Northern Border Pipeline's proposed changes but also several issues raised by intervenors including the appropriateness of Northern Border Pipeline's cost of service tariff; rolled-in rate treatment of The Chicago Project, which was Northern Border Pipeline's expansion and extension project placed in service in December 1998; capital project cost containment mechanism ("PCCM") amount recorded for The Chicago Project; depreciation schedule and creditworthiness standards. A procedural schedule has been established which provides for the hearing to commence in July 2000. At this time, the Partnership can give no assurance as to the outcome on any of these issues.

As agreed to in a prior rate case settlement, the PCCM was implemented to limit Northern Border Pipeline's ability to include cost overruns on The Chicago Project in rate base and to provide incentives for cost underruns. The PCCM amount is computed by comparing the final cost of The Chicago Project to the budgeted cost, adjusted for the effects of inflation and project scope changes as defined in the prior rate case settlement. Testimony filed by the FERC staff and intervenors in the current rate case proceeding has proposed changes to the PCCM computation, which would result in rate base reductions ranging from $32 million to $43 million. Although the Partnership believes the PCCM computation has been made in accordance with the terms of the prior rate case settlement, it is unable to predict at this time whether any adjustments will be required. Should developments in the current rate case result in rate base reductions, a non-cash charge to write down transmission plant would result and such charge could be material to the operating results of the Partnership.

4. Net income per unit is computed by dividing net income, after deduction of the general partners' allocation, by the weighted average number of outstanding common units. The general partners' allocation is equal to an amount based upon their collective 2% general partner interest adjusted for incentive distributions. The distribution to partners amount shown on the accompanying consolidated statement of changes in partners' capital includes incentive distributions to the general partners of approximately $0.2 million.

   On April 17, 2000, the Partnership declared a cash distribution of $0.65 per unit ($2.60 per unit on an annualized basis) for the quarter ended March 31, 2000. The distribution is payable May 15, 2000, to unitholders of record at April 28, 2000.

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

First Quarter 2000 Compared With First Quarter 1999

   Operating revenues, net increased $2.6 million (3%) for the first quarter of 2000, as compared to the same period in 1999, due primarily to recovery of increased depreciation and amortization expense and interest expense by Northern Border
Pipeline.

   Depreciation and amortization expense increased $2.1 million (15%) for the first quarter of 2000, as compared to the same period in 1999, due primarily to an increase in the depreciation rate applied to Northern Border Pipeline's transmission plant from 2.0% to 2.3%. The increase in the depreciation rate was approved as part of a previous rate case settlement.

   Interest expense increased $2.5 million (15%) for the first quarter of 2000, as compared to the same period in 1999.
Interest expense for Northern Border Pipeline increased approximately $1.9 million, due primarily to an increase in interest rates between 1999 and 2000. Interest expense for the Partnership increased approximately $0.6 million, due to additional borrowings and an increase in interest rates. The additional borrowings were made primarily for the acquisition of a 39% common membership interest in Bighorn Gas Gathering, L.L.C. ("Bighorn") in December 1999 (see Note 1 - Notes to Consolidated Financial Statements).

   Other income decreased $1.9 million for the first quarter of 2000, as compared to the same period in 1999. The 1999 results included $1.5 million of other non-operating income.

Liquidity and Capital Resources

General

    In August 1999, Northern Border Pipeline completed a private offering of $200 million of 7.75% Senior Notes due 2009, which notes were subsequently exchanged in a registered offering for notes with substantially identical terms ("Senior Notes"). The proceeds from the Senior Notes were used to reduce indebtedness under a June 1997 credit agreement.

    In June 1997, Northern Border Pipeline entered into a credit agreement ("Pipeline Credit Agreement") with certain financial institutions. The Pipeline Credit Agreement is comprised of a term loan and a $200 million five-year revolving credit facility, both maturing in June 2002. At March 31, 2000, $439.0 million was outstanding under the term loan and $15.0 million was outstanding under the five-year revolving credit facility.

   At March 31, 2000, Northern Border Pipeline also had outstanding $250 million of senior notes issued in a private placement under a July 1992 note purchase agreement. The note purchase agreement provides for four series of notes, Series A through D, maturing between August 2000 and August 2003. The Series A Notes with a principal amount of $66 million mature in August 2000. Northern Border Pipeline anticipates borrowing on the revolving credit facility to repay the Series A Notes.

   In November 1997, the Partnership entered into a credit agreement ("Partnership Credit Agreement") with certain financial institutions to borrow under a revolving credit facility. The maturity date of the Partnership Credit Agreement is November 2000. The amount available to be borrowed under the revolving credit facility is $104 million and at March 31, 2000, $95 million had been borrowed.

   In December 1999, the Partnership entered into a one-year credit agreement ("1999 Credit Agreement") with a single financial institution to borrow up to an aggregate principal amount of $25 million under a revolving line of credit. The 1999 Credit Agreement is to be used for capital contributions to Northern Border Pipeline or for acquisitions by the Partnership. If the Partnership Credit Agreement is terminated, the 1999 Credit Agreement automatically terminates. At March 31, 2000, $24.5 million had been borrowed on the 1999 Credit Agreement.

   As indicated above, both of the Partnership's credit facilities mature in 2000. The Partnership plans to refinance these facilities with long-term credit facilities at a level that could also be used to finance additional capital contributions to the Partnership's existing businesses and other acquisitions or investments by the Partnership.

   In February 1999, the Partnership filed two registration statements with the Securities and Exchange Commission ("SEC"). One registration statement was for a proposed offering of $200 million in Common Units and debt securities to be used by the Partnership for general business purposes including repayment of debt, future acquisitions, capital expenditures and working capital. The other registration statement was for a proposed offering of 3,210,000 Common Units that are presently owned by Northwest Border Pipeline Company, a general partner, and PEC Midwest, L.L.C., of which the Partnership will not receive any proceeds.

   Short-term liquidity needs will be met by internal sources and through the credit facilities discussed above. Long-term capital needs may be met through the ability to issue long-term indebtedness as well as additional limited partner interests of the Partnership either through the registration statements previously discussed or separate registrations.

Cash Flows From Operating Activities

   Cash flows provided by operating activities increased $0.6 million to $37.4 million for the first quarter of 2000, as compared to the same period in 1999, primarily due to recovery of increased depreciation and amortization expense by Northern Border Pipeline and the billings collected subject to refund related to Northern Border Pipeline's current rate proceeding (see Note 3 - Notes to Consolidated Financial Statements). These increases were partially offset by a reduction in working capital primarily due to a decrease in accrued interest. Interest on Northern Border Pipeline's Senior Notes is payable semi-annually in March and September.

Cash Flows From Investing Activities

   The investment in unconsolidated affiliate of $2.1 million for the first quarter of 2000 reflects capital contributions to Bighorn for construction of gas gathering facilities. The Partnership has agreed to acquire additional ownership in Bighorn in June 2000 for $20.8 million and to make additional capital contributions to Bighorn for construction of gas gathering facilities. The Partnership's capital contributions to Bighorn are estimated to be approximately $10 million in 2000. The Partnership anticipates financing its obligations using the credit facilities referred to previously.

   Capital expenditures of $0.4 million for the first quarter of 2000 are primarily related to Project 2000 (see Note 2 - Notes to Consolidated Financial Statements). For the comparable period in 1999, capital expenditures were $57.4 million and included $51.9 for The Chicago Project, which was Northern Border Pipeline's expansion and extension project placed in service in December 1998. The remaining capital expenditures for 1999 were primarily related to renewals and replacements of Northern Border Pipeline's existing facilities.

   Total capital expenditures for 2000 are estimated to be $27 million, including $15 million for Project 2000. The remaining capital expenditures planned for 2000 are primarily for renewals and replacements of Northern Border Pipeline's existing facilities. Northern Border Pipeline currently anticipates funding its 2000 capital expenditures primarily by using internal sources and borrowing on its revolving credit facility.

Cash Flows From Financing Activities

   Cash flows used in financing activities were $9.8 million for the first quarter of 2000 as compared to cash flows provided by financing activities of $29.6 million for the first quarter of 1999. Cash distributions to the unitholders and the general partners increased $1.4 million to $19.7 million reflecting an increase in the quarterly distribution from $0.61 per Unit to $0.65 per Unit. Distributions paid to minority interest holders decreased $2.1 million to $9.3 million for the first quarter of 2000 as compared to the same period of 1999. The distribution for 1999 included distributions for four months activity from Northern Border Pipeline, rather than three months, resulting from a change in the timing of distribution payments. Borrowings under the Pipeline Credit Agreement decreased $50 million to $15 million for the first quarter of 2000 as compared to the same period in 1999. Borrowings in 1999 were used to finance a portion of the capital expenditures for The Chicago Project. Borrowings under the Partnership Credit Agreement were $5.0 million for the first quarter of 2000 as compared to repayments of $5.0 million for the first quarter of 1999. The first quarter of 2000 borrowings will be used for capital contributions to Bighorn including the $2.1 million already contributed during the first quarter.

Information Regarding Forward Looking Statements

   The statements in this Quarterly Report that are not historical information are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements include the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Notes to Consolidated Financial Statements" regarding Northern Border Pipeline's efforts to pursue opportunities to further increase its capacity. Although the Partnership believes that its expectations regarding future events are based on reasonable assumptions within the bounds of its knowledge of its business, it can give no assurance that its goals will be achieved or that its expectations regarding future developments will be realized. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include industry results, future demand for natural gas, availability of supplies of Canadian natural gas, political and regulatory developments that impact FERC proceedings involving Northern Border Pipeline, Northern Border Pipeline's success in sustaining its positions in such proceedings or the success of intervenors in opposing Northern Border Pipeline's positions, Northern Border Pipeline's ability to replace its rate base as it is depreciated and amortized, competitive developments by Canadian and U.S. natural gas transmission peers, political and regulatory developments in Canada, and conditions of the capital markets and equity markets.

           PART I. FINANCIAL INFORMATION - (Concluded)

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                              RISK

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


   The Partnership's interest rate exposure results from its variable rate borrowings from commercial banks. To mitigate potential fluctuations in interest rates, the Partnership maintains a significant portion of its consolidated debt portfolio in fixed rate debt. The Partnership also uses interest rate swap agreements to manage the portion of its fixed rate debt. Since December 31, 1999, there has not been any material change to the Partnership's interest rate exposure.

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


                              NORTHERN BORDER PARTNERS, L.P.
                              (A Delaware Limited Partnership)

Date:  May 12, 2000           By:  JERRY L. PETERS
                                   Jerry L. Peters
                                   Chief Financial and Accounting
                                    Officer