Form 10-Q
period 2000-06-30
NORTHERN BORDER PARTNERS LP
filed 2000-08-11
CIK 909281

UNITED STATES SECURITIES AND EXCHANGE
                           COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000




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

                        TABLE OF CONTENTS




                                                             Page No.
PART I.   FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

       Consolidated Statement of Income -
          Three Months Ended June 30, 2000 and 1999
          and Six Months Ended June 30, 2000 and 1999           3
       Consolidated Balance Sheet - June 30, 2000
          and December 31, 1999                                 4
       Consolidated Statement of Cash Flows -
          Six Months Ended June 30, 2000 and 1999               5
       Consolidated Statement of Changes in Partners'
          Capital - Six Months Ended June 30, 2000              6
       Notes to Consolidated Financial Statements               7

   ITEM 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations     10

   ITEM 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                       15

PART II.  OTHER INFORMATION

   ITEM 6.  Exhibits and Reports on Form 8-K                   16

                  PART I. FINANCIAL INFORMATION

                  ITEM 1. FINANCIAL STATEMENTS

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF INCOME
             (In Thousands, Except Per Unit Amounts)
                           (Unaudited)

                                     Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                        2000      1999       2000       1999

OPERATING REVENUES, NET               $82,536   $78,012    $164,053   $156,907

OPERATING EXPENSES
 Operations and maintenance            14,684    12,564      27,558     25,327
 Depreciation and amortization         15,203    13,559      30,705     27,008
 Taxes other than income                7,815     7,547      15,698     15,182

   Operating expenses                  37,702    33,670      73,961     67,517

OPERATING INCOME                       44,834    44,342      90,092     89,390

INTEREST EXPENSE                       19,249    16,326      37,940     32,570

OTHER INCOME                            1,281     1,226       1,303      3,147

MINORITY INTERESTS IN NET INCOME        8,824     8,681      17,447     17,775

NET INCOME TO PARTNERS                $18,042   $20,561    $ 36,008   $ 42,192

NET INCOME PER UNIT                   $  0.60   $  0.69    $   1.19   $   1.41

NUMBER OF UNITS USED IN COMPUTATION    29,347    29,347      29,347      29,347


The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                         (In Thousands)
                           (Unaudited)

                                               June 30,   December 31,
ASSETS                                           2000        1999

CURRENT ASSETS
 Cash and cash equivalents                   $   53,945   $   22,927
 Accounts receivable                             35,495       30,238
 Materials and supplies, at cost                  6,032        4,410
 Under recovered cost of service                     --        3,068

   Total current assets                          95,472       60,643

TRANSMISSION PLANT
 Property, plant and equipment                2,409,926    2,410,133
 Less: Accumulated provision for
   depreciation and amortization                694,277      664,777

   Property, plant and equipment, net         1,715,649    1,745,356

INVESTMENTS AND OTHER ASSETS
 Investment in unconsolidated affiliate          54,537       31,895
 Other                                           26,041       25,543

   Total investments and other assets            80,578       57,438

   Total assets                              $1,891,699   $1,863,437

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
 Current maturities of long-term debt        $   69,285   $  183,617
 Accounts payable                                 4,709        8,279
 Accrued taxes other than income                 25,450       26,608
 Accrued interest                                18,360       17,608
 Over recovered cost of service                     674           --
 Accumulated provision for rate refunds          16,090        2,317

   Total current liabilities                    134,568      238,429

LONG-TERM DEBT, NET OF CURRENT MATURITIES       985,870      848,369

MINORITY INTERESTS IN PARTNERS' CAPITAL         248,601      250,450

RESERVES AND DEFERRED CREDITS                    10,725       10,920

PARTNERS' CAPITAL
 General Partners                                10,239       10,305
 Common Units                                   501,696      504,964

   Total partners' capital                      511,935      515,269

   Total liabilities and partners' capital   $1,891,699   $1,863,437

The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In Thousands)
                           (Unaudited)

                                                      Six Months Ended
                                                           June 30,
                                                        2000      1999

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income to partners                              $ 36,008   $ 42,192

 Adjustments to reconcile net income to partners
  to net cash provided by operating activities:
   Depreciation and amortization                       30,837     27,014
   Minority interests in net income                    17,447     17,775
   Provision for rate refunds                          13,773         --
   Changes in components of working capital            (3,590)    (2,490)
   Other                                                  283      1,078

      Total adjustments                                58,750     43,377

   Net cash provided by operating activities           94,758     85,569

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in unconsolidated affiliate               (23,299)        --
 Capital expenditures for property, plant
   and equipment                                       (4,094)   (77,460)

   Net cash used in investing activities              (27,393)   (77,460)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash distributions to Unitholders and
   General Partners                                   (39,342)   (36,580)
 Distributions to Minority Interests                  (19,296)   (20,332)
 Issuance of long-term debt                           169,783     65,000
 Retirement of long-term debt                        (146,018)   (21,366)
 Long-term debt financing costs                        (1,474)        --

   Net cash used in financing activities              (36,347)   (13,278)

NET CHANGE IN CASH AND CASH EQUIVALENTS                31,018     (5,169)

Cash and cash equivalents-beginning of period          22,927     41,042

Cash and cash equivalents-end of period              $ 53,945   $ 35,873



Supplemental Disclosures of Cash Flow Information:
 Cash paid for:
   Interest (net of amount capitalized)              $ 37,436   $ 32,159

Changes in components of working capital:
   Accounts receivable                               $ (5,257)  $ (7,650)
   Materials and supplies                              (1,622)       494
   Over/under recovered cost of service                 3,742      6,904
   Accounts payable                                       (47)    (1,970)
   Accrued taxes other than income                     (1,158)      (430)
   Accrued interest                                       752        162

    Total                                            $ (3,590)  $ (2,490)


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

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                         (In Thousands)
                           (Unaudited)

                                                                Total
                                         General     Common    Partners'
                                         Partners    Units     Capital

Partners' Capital at December 31, 1999   $10,305    $504,964   $515,269

Net income to partners                     1,124      34,884     36,008

Distributions to partners                 (1,190)    (38,152)   (39,342)

Partners' Capital at June 30, 2000       $10,239    $501,696   $511,935

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

   The Partnership owns a 70% general partner interest in Northern Border Pipeline Company ("Northern Border Pipeline"). Black Mesa Holdings, Inc., Black Mesa Pipeline Operations, L.L.C. and NBP Energy Pipelines, L.L.C. ("NBP Energy") are wholly-owned subsidiaries of the Partnership. NBP Energy owns a 39% common membership interest and 80% of the non-voting class A shares in Bighorn Gas Gathering, L.L.C. ("Bighorn"), which is reflected as an investment in unconsolidated affiliate on the consolidated balance sheet. The common membership interest was acquired in December 1999 and the class A shares were acquired in June 2000.

2. In October 1998, Northern Border Pipeline filed a certificate application with the Federal Energy Regulatory Commission ("FERC") to seek approval to expand and extend its pipeline system into Indiana ("Project 2000"). When completed, Project 2000 would afford shippers on the expanded and extended pipeline system access to industrial gas consumers in northern Indiana. The certificate application was subsequently amended by Northern Border Pipeline in March and December 1999. On March 16, 2000, the FERC issued an order granting Northern Border Pipeline's application for a certificate to construct and operate the proposed facilities. The FERC approved Northern Border Pipeline's request for rolled-in rate treatment based upon the proposed project costs. The project has a targeted in-service date of November 2001. The capital expenditures for the project are estimated to be approximately $94 million.

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

   In June 2000, Northern Border Pipeline reached an agreement in principle with a majority of its customers and the FERC staff to settle the issues in the rate case. Terms of the settlement are confidential until a stipulation and agreement is finalized by the parties and filed with the FERC for approval. For the three month and six month periods ending June 30, 2000, respectively, Northern Border Pipeline recorded a $6.7 million and $13.5 million provision for rate refunds, which reflects the anticipated refund obligation to its customers. The provision for rate refunds is netted against operating revenues on the consolidated statement of income. Based upon the agreement in principle, the procedural schedule in the rate case proceeding has been suspended until October 2000. While the parties in the rate case are meeting to finalize the stipulation and agreement, the Partnership can give no assurance whether it will be filed and subsequently approved by the FERC.

4. In June 2000, the Partnership completed a private offering of $150 million of 8 7/8% Senior Notes due 2010 ("Partnership Senior Notes"). The proceeds from the private offering, net of debt discounts and issuance costs, were primarily used to reduce existing indebtedness under a November 1997 credit agreement and to acquire the class A shares in Bighorn (see Note 1).
The indenture under which the Partnership Senior Notes were issued does not limit the amount of indebtedness or other obligations that the Partnership may incur, but does contain material financial covenants, including restrictions on the incurrence of secured indebtedness. The Partnership also entered into a registration rights agreement with the initial purchasers in the private offering in which the Partnership agreed, among other things, to use its reasonable best efforts to exchange the Partnership Senior Notes in a registered offering for notes with substantially identical terms.

   In June 2000, the Partnership entered into interest rate swap agreements with an aggregate notional principal amount of $150 million. The interest rate swap agreements are scheduled to terminate in June 2010. Under the agreements, the Partnership makes payments to counterparties at variable rates based on the London Interbank Offered Rate (6.86% at June 30, 2000) and in return receives payments based on an average fixed rate of 7.64%.

   In June 2000, the Partnership entered into two credit agreements with certain financial institutions, a $75 million 364-day credit agreement and a $75 million three-year revolving credit agreement (collectively, "Partnership Credit Agreements"). The Partnership Credit Agreements are to be used for capital expenditures, working capital and general business purposes.
Upon proper notification to the financial institutions, the maturity date of the Partnership Credit Agreements may be extended to June 2005. The Partnership Credit Agreements permit the Partnership to choose among various interest rate options, to specify the portion of the borrowings to be covered by specific interest rate options and to specify the interest rate period.
The Partnership is required to pay a fee on the principal commitment amount of $150 million. At June 30, 2000, no funds had been borrowed under the Partnership Credit Agreements.

5. Net income per unit is computed by dividing net income, after deduction of the general partners' allocation, by the weighted average number of outstanding common units. The general partners' allocation is equal to an amount based upon their collective 2% general partner interest adjusted for incentive distributions. The distribution to partners amount shown on the accompanying consolidated statement of changes in partners' capital includes incentive distributions to the general partners of approximately $0.4 million.

   On July 19, 2000, the Partnership declared a cash distribution of $0.65 per unit ($2.60 per unit on an annualized basis) for the quarter ended June 30, 2000. The distribution is payable August
14, 2000, to unitholders of record at July 31, 2000.

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

   Northern Border Pipeline filed a rate proceeding with the FERC in May 1999 for, among other things, a redetermination of its allowed equity rate of return. The total annual cost of service increase due to Northern Border Pipeline's proposed changes is approximately $30 million. In June 1999, the FERC issued an order in which the proposed changes were suspended until December 1, 1999, after which the proposed changes were implemented with subsequent billings subject to refund. In June 2000, Northern Border Pipeline reached an agreement in principle with a majority of its customers and the FERC staff to settle the issues in the rate case. Terms of the settlement are confidential until a stipulation and agreement is finalized by the parties and filed with the FERC for approval. For the three month and six month periods ending June 30, 2000, respectively, Northern Border Pipeline recorded a $6.7 million and $13.5 million provision for rate refunds, which reflects the anticipated refund obligation to its customers. The provision for rate refunds is netted against operating revenues on the consolidated statement of income.
While the parties in the rate case are meeting to finalize the stipulation and agreement, the Partnership can give no assurance whether it will be filed and subsequently approved by the FERC.

Second Quarter 2000 Compared With Second Quarter 1999

   Operating revenues, net increased $4.5 million (6%) for the second quarter of 2000, as compared to the same period in 1999, due primarily to recovery of increased operations and maintenance expense, depreciation and amortization expense and interest expense by Northern Border Pipeline.

  Operations and maintenance expense increased $2.1 million (17%) for the second quarter of 2000, as compared to the same period in 1999, due primarily to expenses incurred in connection with Northern Border Pipeline's pending rate case as well as increased administrative expenses for the pipeline.

   Depreciation and amortization expense increased $1.6 million (12%) for the second quarter of 2000, as compared to the same period in 1999, due primarily to an increase in the depreciation rate applied to Northern Border Pipeline's transmission plant from 2.0% to 2.3%. The increase in the depreciation rate was approved as part of a previous rate case settlement.

   Interest expense increased $2.9 million (18%) for the second quarter of 2000, as compared to the same period in 1999.
Interest expense for Northern Border Pipeline increased approximately $1.8 million, due primarily to an increase in interest rates between 1999 and 2000. Interest expense for the Partnership increased approximately $1.2 million, due to additional borrowings and an increase in interest rates. The additional borrowings were made primarily for the acquisition of a 39% common membership interest and 80% of the non-voting class
A shares in Bighorn Gas Gathering, L.L.C. ("Bighorn") (see Note 1 - Notes to Consolidated Financial Statements).

Six Months June 30, 2000 Compared With Six Months Ended June 30,
1999

   Operating revenues, net increased $7.1 million (5%) for the first half of 2000, as compared to the same period in 1999, due primarily to recovery of increased operations and maintenance expense, depreciation and amortization expense and interest expense by Northern Border Pipeline.

   Operations and maintenance expense increased $2.2 million (9%) for the first half of 2000, as compared to the same period in 1999, due primarily to expenses incurred in connection with Northern Border Pipeline's pending rate case as well as increased administrative expenses for the pipeline.

   Depreciation and amortization expense increased $3.7 million (14%) for the first half of 2000, as compared to the same period in 1999, due primarily to an increase in the depreciation rate applied to Northern Border Pipeline's transmission plant from 2.0% to 2.3%. The increase in the depreciation rate was approved as part of a previous rate case settlement.

   Interest expense increased $5.4 million (16%) for the first half of 2000, as compared to the same period in 1999. Interest expense for Northern Border Pipeline increased approximately $3.7 million, due primarily to an increase in interest rates between 1999 and 2000. Interest expense for the Partnership increased approximately $1.8 million, due to additional borrowings and an increase in interest rates. The additional borrowings were made primarily for the acquisition of a 39% common membership interest and 80% of the non-voting class A shares in Bighorn (see Note 1 - Notes to Consolidated Financial Statements).

   Other income decreased $1.8 million (59%) for the first half of 2000, as compared to the same period in 1999. The 2000 results include $1.2 million of income earned from third-party usage of capacity on Northern Border Pipeline's microwave system. The 1999 results included $3.0 million of other non-operating income.

Liquidity and Capital Resources

General

    In August 1999, Northern Border Pipeline completed a private offering of $200 million of 7.75% Senior Notes due 2009, which notes were subsequently exchanged in a registered offering for notes with substantially identical terms ("Pipeline Senior Notes"). The proceeds from the Pipeline Senior Notes were used to reduce indebtedness under a June 1997 credit agreement.

    In June 1997, Northern Border Pipeline entered into a credit agreement ("Pipeline Credit Agreement") with certain financial institutions. The Pipeline Credit Agreement is comprised of a term loan and a $200 million five-year revolving credit facility, both maturing in June 2002. At June 30, 2000, $429.0 million was outstanding under the term loan. No funds were outstanding under the revolving credit facility.

   At June 30, 2000, Northern Border Pipeline also had outstanding $250 million of senior notes issued in a private placement under a July 1992 note purchase agreement. The note purchase agreement provides for four series of notes, Series A through D, maturing between August 2000 and August 2003. The Series A Notes with a principal amount of $66 million mature in August 2000. Northern Border Pipeline anticipates borrowing on the revolving credit facility to repay the Series A Notes.

   In June 2000, the Partnership completed a private offering of $150 million of 8 7/8% Senior Notes due 2010 ("Partnership Senior Notes"). The Partnership also entered into a registration rights agreement with the initial purchasers in the private offering in which the Partnership agreed, among other things, to use its reasonable best efforts to exchange the Partnership Senior Notes in a registered offering for notes with substantially identical terms.

   In June 2000, the Partnership entered into interest rate swap agreements with an aggregate notional principal amount of $150 million. The interest rate swap agreements are scheduled to terminate in June 2010. Under the agreements, the Partnership makes payments to counterparties at variable rates based on the London Interbank Offered Rate (6.86% at June 30, 2000) and in return receives payments based on an average fixed rate of 7.64%.

   In June 2000, the Partnership entered into two credit agreements with certain financial institutions, a $75 million 364-day credit agreement and a $75 million three-year revolving credit agreement (collectively, "Partnership Credit Agreements"). The Partnership Credit Agreements are to be used for capital expenditures, working capital and general business purposes.
Upon proper notification to and consent of the financial institutions, the maturity date of the Partnership Credit Agreements may be extended to June 2005. Prior to the termination of the Partnership Credit Agreements, the Partnership may request an increase in the commitment level to a maximum $200 million in the aggregate for both agreements. At June 30, 2000, no funds had been borrowed under the Partnership Credit Agreements.

   Short-term liquidity needs will be met by internal sources and through the credit facilities discussed above. Long-term capital needs may be met through the ability to issue long-term indebtedness as well as additional limited partner interests of the Partnership.

Cash Flows From Operating Activities

   Cash flows provided by operating activities increased $9.2 million to $94.8 million for the first half of 2000, as compared to the same period in 1999, primarily due to recovery of increased depreciation and amortization expense by Northern Border Pipeline and the billings collected subject to refund related to Northern Border Pipeline's current rate proceeding (see Note 3 - Notes to Consolidated Financial Statements).

Cash Flows From Investing Activities

   The investment in unconsolidated affiliate of $23.3 million for the first half of 2000 reflects capital contributions of $2.5 million to Bighorn for construction of gas gathering facilities and the acquisition of 80% of the non-voting class A shares in Bighorn for $20.8 million. The Partnership has agreed to make additional capital contributions to Bighorn for construction of gas gathering facilities. The Partnership's capital contributions to Bighorn are estimated to be approximately $12 million in 2000. The Partnership anticipates financing its obligations using the Partnership Credit Agreements.

   Capital expenditures of $4.1 million for the first half of 2000 include $2.3 million for Project 2000 (see Note 2 - Notes to Consolidated Financial Statements). For the comparable period in 1999, capital expenditures were $77.5 million and included $70.4 for The Chicago Project, which was Northern Border Pipeline's expansion and extension project placed in service in December 1998. The remaining capital expenditures for 2000 and 1999 were primarily related to renewals and replacements of Northern Border Pipeline's existing facilities.

   Total capital expenditures for 2000 are estimated to be $21 million, including $10 million for Project 2000. The remaining capital expenditures planned for 2000 are primarily for renewals and replacements of Northern Border Pipeline's existing facilities. Northern Border Pipeline currently anticipates funding its 2000 capital expenditures primarily by using internal sources and borrowing on its revolving credit facility.

Cash Flows From Financing Activities

   Cash flows used in financing activities was $36.3 million for the first half of 2000 as compared to $13.3 million for the same period in 1999. Cash distributions to the unitholders and the general partners increased $2.8 million to $39.3 million reflecting an increase in the quarterly distribution from $0.61 per Unit to $0.65 per Unit. The proceeds from the private offering of the Partnership Senior Notes, net of associated debt discounts and issuance costs, totaled approximately $148.8 million. The net proceeds were used to repay the Partnership's existing indebtedness of $119.5 million and to fund the acquisition of the Bighorn class A shares of $20.8 million discussed previously. Borrowings under the Pipeline Credit Agreement decreased $50 million to $15 million for the first half of 2000 as compared to the same period in 1999. Borrowings in 1999 were used to finance a portion of the capital expenditures for The Chicago Project.

Information Regarding Forward Looking Statements

   The statements in this Quarterly Report that are not historical information are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements include the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Notes to Consolidated Financial Statements" regarding Northern Border Pipeline's efforts to pursue opportunities to further increase its capacity and Northern Border Pipeline's efforts to finalize settlement of its rate case. Although the Partnership believes that its expectations regarding future events are based on reasonable assumptions within the bounds of its knowledge of its business, it can give no assurance that its goals will be achieved or that its expectations regarding future developments will be realized. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include industry results, future demand for natural gas, availability of supplies of Canadian natural gas, political and regulatory developments that impact FERC proceedings involving Northern Border Pipeline, Northern Border Pipeline's success in sustaining its positions in such proceedings or the success of intervenors in opposing Northern Border Pipeline's positions, Northern Border Pipeline's ability to replace its rate base as it is depreciated and amortized, competitive developments by Canadian and U.S. natural gas transmission peers, political and regulatory developments in Canada, and conditions of the capital markets and equity markets.

           PART I. FINANCIAL INFORMATION - (Concluded)

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                              RISK

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


   The Partnership's interest rate exposure results from the portion of its consolidated debt portfolio subject to variable rates. To mitigate potential fluctuations in interest rates, the Partnership maintains a significant portion of its consolidated debt portfolio in fixed rate debt. The Partnership also uses interest rate swap agreements to manage its level of exposure to interest rate changes. Since December 31, 1999, there has not been any material change in the Partnership's interest rate exposure.

                   PART II. OTHER INFORMATION

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

     4.1 Indenture, dated as of June 2, 2000, between the registrants and Bank One Trust Company, N.A., as trustee.
     4.2 Registration Rights Agreement, dated June 2, 2000, by and among the registrants and Banc of America Securities LLC, Banc One Capital Markets, Inc. and SunTrust Equitable Securities, as Initial Purchasers.
    10.1 364-Day Credit Agreement dated as of June 28, 2000 between Northern Border Partners, L.P., Bank Of America, N.A., Administrative Agent, SunTrust Bank, Syndication Agent, Bank One, NA, Documentation Agent, Banc of America Securities LLC, Lead Arranger and Lenders (as defined therein).
    10.2 Revolving Credit Agreement dated as of June 28, 2000 between Northern Border Partners, L.P., Bank Of America, N.A., Administrative Agent, SunTrust Bank, Syndication Agent, Bank One, NA, Documentation Agent, Banc of America Securities LLC, Lead Arranger and Lenders (as defined therein).


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


                              NORTHERN BORDER PARTNERS, L.P.
                              (A Delaware Limited Partnership)

Date:  August 11, 2000       By:  JERRY L. PETERS
                                  Jerry L. Peters
                                  Chief Financial and Accounting
                                   Officer