Form 10-Q
period 2000-09-30
NORTHERN BORDER PARTNERS LP
filed 2000-11-13
CIK 909281

UNITED STATES SECURITIES AND EXCHANGE
                           COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000




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


                       (877) 208-7318
    (Registrant's telephone number, including area code)




   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [ ]




                             1 of 20

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

                        TABLE OF CONTENTS




                                                              Page No.
PART I.   FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

       Consolidated Statement of Income -
          Three Months Ended September 30, 2000 and 1999
          and Nine Months Ended September 30, 2000 and 1999       3
       Consolidated Balance Sheet - September 30, 2000
          and December 31, 1999                                   4
       Consolidated Statement of Cash Flows -
          Nine Months Ended September 30, 2000 and 1999           5
       Consolidated Statement of Changes in Partners'
          Capital - Nine Months Ended September 30, 2000          6
       Notes to Consolidated Financial Statements                 7

   ITEM 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations        11

   ITEM 3.  Quantitative and Qualitative Disclosures About
            Market Risk                                          18

PART II.  OTHER INFORMATION

   ITEM 6.  Exhibits and Reports on Form 8-K                     19

                  PART I. FINANCIAL INFORMATION

                  ITEM 1. FINANCIAL STATEMENTS

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF INCOME
             (In Thousands, Except Per Unit Amounts)
                           (Unaudited)


                                      Three Months Ended     Nine Months Ended
                                         September 30,          September 30,
                                        2000      1999         2000       1999

OPERATING REVENUES
 Operating revenues                   $86,755   $79,046      $264,318   $235,953
 Provision for rate refunds            (3,205)       --       (16,715)        --

 Operating revenues, net               83,550    79,046       247,603    235,953

OPERATING EXPENSES
 Operations and maintenance            13,802    13,279        41,360     38,606
 Depreciation and amortization         15,333    13,855        46,548     41,037
 Taxes other than income                6,532     7,184        22,230     22,366

   Operating expenses                  35,667    34,318       110,138    102,009

OPERATING INCOME                       47,883    44,728       137,465    133,944

INTEREST EXPENSE                       20,593    17,238        58,533     49,808

OTHER INCOME                            3,336       605         5,149      3,926

MINORITY INTERESTS IN NET INCOME       10,288     8,738        27,735     26,513

NET INCOME TO PARTNERS                $20,338   $19,357      $ 56,346   $ 61,549

NET INCOME PER UNIT                   $  0.66   $  0.65      $   1.85   $   2.05

NUMBER OF UNITS USED IN COMPUTATION    29,347    29,347        29,347     29,347

The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                         (In Thousands)
                           (Unaudited)


                                             September 30,   December 31,
ASSETS                                           2000            1999

CURRENT ASSETS
 Cash and cash equivalents                   $   46,119      $   22,927
 Accounts receivable                             33,535          30,238
 Materials and supplies, at cost                  6,668           4,410
 Under recovered cost of service                     --           3,068

   Total current assets                          86,322          60,643

TRANSMISSION PLANT
 Property, plant and equipment                2,413,378       2,410,133
 Less: Accumulated provision for
   depreciation and amortization                708,988         664,777

   Property, plant and equipment, net         1,704,390       1,745,356

INVESTMENTS AND OTHER ASSETS
 Investment in gas gathering businesses         208,705              --
 Investment in unconsolidated affiliate          60,331          31,895
 Other                                           29,561          25,543

   Total investments and other assets           298,597          57,438

   Total assets                              $2,089,309      $1,863,437

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
 Current maturities of long-term debt        $   44,373      $  183,617
 Accrued distributions payable                   21,398              --
 Accounts payable                                 7,079           8,279
 Accrued taxes other than income                 29,180          26,608
 Accrued interest                                14,205          17,608
 Over recovered cost of service                   5,342              --
 Accumulated provision for rate refunds          19,660           2,317

   Total current liabilities                    141,237         238,429

LONG-TERM DEBT, NET OF CURRENT MATURITIES     1,200,051         848,369

MINORITY INTERESTS IN PARTNERS' CAPITAL         248,736         250,450

RESERVES AND DEFERRED CREDITS                     8,081          10,920

PARTNERS' CAPITAL
 General Partners                                 9,824          10,305
 Common Units                                   481,380         504,964

   Total partners' capital                      491,204         515,269

   Total liabilities and partners' capital   $2,089,309      $1,863,437

The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In Thousands)
                           (Unaudited)

                                                     Nine Months Ended
                                                        September 30,
                                                       2000       1999

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income to partners                              $ 56,346   $ 61,549

 Adjustments to reconcile net income to partners
  to net cash provided by operating activities:
   Depreciation and amortization                       46,752     41,071
   Minority interests in net income                    27,735     26,513
   Provision for rate refunds, including interest      17,343         --
   Changes in components of working capital             4,347      6,189
   Other                                               (6,095)       816

      Total adjustments                                90,082     74,589

   Net cash provided by operating activities          146,428    136,138

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in unconsolidated affiliate                (8,766)        --
 Acquisition of gas gathering businesses             (229,505)        --
 Capital expenditures for property, plant
   and equipment                                       (7,506)   (90,426)

   Net cash used in investing activities             (245,777)   (90,426)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash distributions to Unitholders and
   General Partners                                   (59,013)   (54,870)
 Distributions to Minority Interests                  (29,449)   (29,374)
 Issuance of long-term debt                           431,148    281,026
 Proceeds received upon termination of
   interest rate forward agreements                        --     12,896
 Retirement of long-term debt                        (217,807)  (262,076)
 Long-term debt financing costs                        (2,338)    (1,561)

   Net cash provided by (used in)
    financing activities                              122,541    (53,959)

NET CHANGE IN CASH AND CASH EQUIVALENTS                23,192     (8,247)

Cash and cash equivalents-beginning of period          22,927     41,042

Cash and cash equivalents-end of period              $ 46,119   $ 32,795



Supplemental Disclosures of Cash Flow Information:
 Cash paid for:
   Interest (net of amount capitalized)              $ 64,840   $ 52,809

Changes in components of working capital:
   Accounts receivable                               $ (3,297)  $ (8,501)
   Materials and supplies                              (2,258)      (176)
   Over/under recovered cost of service                 8,410      9,905
   Accounts payable                                     2,323      3,290
   Accrued taxes other than income                      2,572      4,901
   Accrued interest                                    (3,403)    (3,230)

    Total                                            $  4,347   $  6,189

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

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                         (In Thousands)
                           (Unaudited)


                                                                Total
                                          General    Common    Partners'
                                          Partners   Units     Capital

Partners' Capital at December 31, 1999    $10,305   $504,964   $515,269

Net income to partners                      2,159     54,187     56,346

Distributions declared,
 payable November 2000                       (854)   (20,544)   (21,398)

Distributions paid to partners             (1,786)   (57,227)   (59,013)

Partners' Capital at September 30, 2000   $ 9,824   $481,380    $491,204

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

   The Partnership owns a 70% general partner interest in Northern Border Pipeline Company ("Northern Border Pipeline"). Black Mesa Holdings, Inc., Black Mesa Pipeline Operations, L.L.C. and Crestone Energy Ventures, L.L.C. ("Crestone Energy")(formerly NBP Energy Pipelines, L.L.C.) are wholly-owned subsidiaries of the Partnership.

2. In December 1999, Crestone Energy purchased a 39% common membership interest in Bighorn Gas Gathering, L.L.C. ("Bighorn") for approximately $31.9 million and in June 2000, Crestone Energy purchased 80% of class A shares in Bighorn for approximately $20.8 million. These transactions are reflected as an investment in unconsolidated affiliate on the Consolidated Balance Sheet at September 30, 2000.

   In September 2000, Crestone Energy purchased interests in gas gathering businesses in the Powder River and Wind River basins in Wyoming from Enron North America Corp. ("ENA"), a subsidiary of Enron Corp., for approximately $208.7 million ("September Acquisition"). The September Acquisition included the purchase of a 100% interest in Enron Midstream Services, L.L.C., now known as Crestone Gathering Services, L.L.C. ("CGS"), a 33.33% interest in Fort Union Gas Gathering, L.L.C. and a 35% interest in Lost Creek Gathering, L.L.C. The purchase of CGS increased Crestone Energy's ownership in Bighorn to a 49% common membership interest and a 100% interest in the class A shares. The September Acquisition is reflected as an investment in gas gathering businesses on the Consolidated Balance Sheet. The Partnership is currently in the process of allocating the purchase price.

3. In October 1998, Northern Border Pipeline filed a certificate application with the Federal Energy Regulatory Commission ("FERC") to seek approval to expand and extend its pipeline system into Indiana ("Project 2000"). When completed, Project 2000 would afford shippers on the expanded and extended pipeline system access to industrial gas consumers in northern Indiana. The certificate application was subsequently amended by Northern Border Pipeline in March and December 1999. On March 16, 2000, the FERC issued an order granting Northern Border Pipeline's application for a certificate to construct and operate the proposed facilities. The FERC approved Northern Border Pipeline's request for rolled-in rate treatment based upon the proposed project costs. The project has a targeted in-service date of November 2001. The capital expenditures for the project are estimated to be approximately $94 million.

4. Northern Border Pipeline filed a rate proceeding with the FERC in May 1999 for, among other things, a redetermination of its allowed equity rate of return. The total annual cost of service increase due to Northern Border Pipeline's proposed changes was approximately $30 million. A number of Northern Border Pipeline's shippers and competing pipelines filed interventions and protests. In June 1999, the FERC issued an order in which the proposed changes were suspended until December 1, 1999, after which the proposed changes were implemented with subsequent billings subject to refund. The June order and a subsequent clarification issued by the FERC in August 1999 set for hearing not only Northern Border Pipeline's proposed changes but also several issues raised by intervenors including the appropriateness of Northern Border Pipeline's cost of service tariff; rolled-in rate treatment of The Chicago Project, which was Northern Border Pipeline's expansion and extension project placed in service in December 1998; capital project cost containment mechanism ("PCCM") amount recorded for The Chicago Project; depreciation schedule; and creditworthiness standards. As agreed to in a prior rate case settlement, the PCCM was implemented to limit Northern Border Pipeline's ability to include cost overruns on The Chicago Project in rate base and to provide incentives for cost underruns. The PCCM amount is computed by comparing the final cost of The Chicago Project to the budgeted cost, adjusted for the effects of inflation and project scope changes as defined in the prior rate case settlement. Testimony filed by the FERC staff and intervenors in the current rate case proceeding had proposed changes to the PCCM computation, which would have resulted in rate base reductions ranging from $32 million to $43 million.

   On September 26, 2000, Northern Border Pipeline filed a stipulation and agreement that documents the proposed settlement of its pending rate case. The settlement was reached between Northern Border Pipeline, the majority of its shippers and the FERC staff and will become effective if and when approved by the FERC. Northern Border Pipeline anticipates the FERC will act on the settlement in the first quarter of 2001. If the settlement is approved, shippers will pay stated transportation rates based on a straight fixed variable rate design. Under the straight fixed variable rate design, approximately 98% of the shipper payments are attributed to demand charges, based upon contracted firm capacity, and 2% to commodity charges based on the volumes of gas actually transported on the system. On a per unit of transportation basis, the rates under the settlement are approximately equal to the previous rates under the cost of service tariff. The settlement further provides for the incorporation into Northern Border Pipeline's rate base all of the construction costs of The Chicago Project and specifies an annual depreciation rate on transmission plant of 2.25%. Northern Border Pipeline has netted a provision for rate refunds against operating revenues to reflect the significant terms of the settlement in its Statement of Income. While the proposed settlement agreement has not been opposed by any of its shippers, Northern Border Pipeline can give no assurance whether it will be approved by the FERC.

5. In June 2000, the Partnership completed a private offering of $150 million of 8 7/8% Senior Notes due 2010 ("Partnership Senior Notes"). The proceeds from the private offering, net of debt discounts and issuance costs, were primarily used to reduce existing indebtedness under a November 1997 credit agreement and to acquire the class A shares in Bighorn (see Note 2). In September 2000, the Partnership completed a private offering of an additional $100 million of Partnership Senior Notes. The proceeds from this offering, along with the proceeds from the credit agreements described below, were used for the acquisition of the interests in gas gathering businesses from ENA. The indenture under which the Partnership Senior Notes were issued does not limit the amount of indebtedness or other obligations that the Partnership may incur, but does contain material financial covenants, including restrictions on the incurrence of secured indebtedness. In September 2000, the Partnership filed a registration statement with the SEC to exchange the $250 million of Partnership Senior Notes for notes with substantially identical terms. The Partnership expects the exchange will be completed in the fourth quarter of 2000.

   The Partnership entered into interest rate swap agreements with an aggregate notional principal amount of $150 million in June 2000. The interest rate swap agreements are scheduled to terminate in June 2010. Under the agreements, the Partnership makes payments to counterparties at variable rates based on the London Interbank Offered Rate (6.66% at September 30, 2000) and in return receives payments based on an average fixed rate of 7.64%.

   In June 2000, the Partnership entered into two credit agreements with certain financial institutions, a $75 million 364-day credit agreement and a $75 million three-year revolving credit agreement (collectively, "Partnership Credit Agreements"). The Partnership Credit Agreements are to be used for capital expenditures, working capital and general business purposes. Upon proper notification to the financial institutions, the maturity date of the Partnership Credit Agreements may be extended to June 2005. The Partnership Credit Agreements permit the Partnership to choose among various interest rate options, to specify the portion of the borrowings to be covered by specific interest rate options and to specify the interest rate period. The Partnership is required to pay a fee on the principal commitment amount of $150 million. At September 30, 2000, $97.5 million had been borrowed under the Partnership Credit Agreements primarily for the acquisition of the interests in gas gathering businesses from ENA. The Partnership Credit Agreements require the maintenance of a ratio of debt to total capital, excluding the debt of consolidated subsidiaries, of no more than 35%. At the closing of the acquisition from ENA, the Partnership amended the Partnership Credit Agreements to increase the permitted ratio of debt to total capital to no more than 45% and gradually decreasing to 35% by September 30, 2001.

6. Net income per unit is computed by dividing net income, after deduction of the general partners' allocation, by the weighted average number of outstanding common units. The general partners' allocation is equal to an amount based upon their collective 2% general partner interest adjusted for incentive distributions. The distributions paid to partners and distributions declared amounts shown on the accompanying consolidated statement of changes in partners' capital include incentive distributions to the general partners of approximately $1.1 million.

On September 25, 2000, the Partnership declared a cash distribution of $0.70 per unit ($2.80 per unit on an annualized basis) for the quarter ended September 30, 2000. The distribution is payable November 14, 2000, to unitholders of record at October 31, 2000.

7. In November 2000, the Partnership sold, through an underwritten public offering, 1,875,000 Common Units. In conjunction with the issuance of the additional Common Units, the Partnership's general partners made capital contributions to the Partnership to maintain a 2% general partner interest in accordance with the partnership agreements. The net proceeds of the public offering and the general partners' capital contribution totaled approximately $53 million and were used to repay amounts borrowed under the Partnership Credit Agreements. As part of the underwritten public offering, the Partnership granted the underwriters an over-allotment option to purchase up to an additional 281,250 Common Units. The underwriters have exercised the over-allotment option and the Partnership expects proceeds of approximately $8 million, including the general partners' capital contribution, to be received on November 14, 2000.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


Results of Operations

   Northern Border Partners, L.P. (the "Partnership") owns a 70% general partner interest in Northern Border Pipeline Company ("Northern Border Pipeline"). Northern Border Pipeline's revenue is derived from agreements with various shippers for the transportation of natural gas. It transports gas under a Federal Energy Regulatory Commission ("FERC") regulated tariff. Northern Border Pipeline has used a cost of service form of tariff since its inception but has agreed to convert to stated rates as part of a settlement of its current rate case discussed below.

   The cost of service tariff provides Northern Border Pipeline an opportunity to recover all of the operations and maintenance costs of the pipeline, taxes other than income taxes, interest, depreciation and amortization, an allowance for income taxes and a regulated return on equity.
Northern Border Pipeline is generally allowed to collect from its shippers a return on regulated rate base as well as recover that rate base through depreciation and amortization. The return amount Northern Border Pipeline may collect from its shippers declines as the rate base is recovered. Billings for the firm transportation agreements are based on contracted volumes to determine the allocable share of the cost of service and are not dependent upon the percentage of available capacity actually used.

   Northern Border Pipeline filed a rate proceeding with the FERC in May 1999 for, among other things, a redetermination of its allowed equity rate of return. The total annual cost of service increase due to Northern Border Pipeline's proposed changes was approximately $30 million. In June 1999, the FERC issued an order in which the proposed changes were suspended until December 1, 1999, after which the proposed changes were implemented with subsequent billings subject to refund.

   On September 26, 2000, Northern Border Pipeline filed a stipulation and agreement that documents the proposed settlement of its pending rate case. The settlement was reached between Northern Border Pipeline, the majority of its shippers and the FERC staff and will become effective if and when approved by the FERC. Northern Border Pipeline anticipates the FERC will act on the settlement in the first quarter of 2001. If the settlement is approved, shippers will pay stated transportation rates based on a straight fixed variable rate design. Under the straight fixed variable rate design, approximately 98% of the shipper payments are attributed to demand charges, based upon contracted firm capacity, and 2% to commodity charges based on the volumes of gas actually transported on the system. On a per unit of transportation basis, the rates under the settlement are approximately equal to the previous rates under the cost of service tariff. The settlement further provides for the incorporation into Northern Border Pipeline's rate base all of the construction costs of The Chicago Project, which was Northern Border Pipeline's expansion and extension project placed in service in December 1998, and specifies an annual depreciation rate on transmission plant of 2.25%. Under the settlement, both Northern Border Pipeline and its existing shippers will not be able to seek rate changes until November 1, 2005. Northern Border Pipeline's earnings and cash flow will depend on its future costs, contracted capacity, the volumes of gas transported and its ability to recontract capacity at acceptable rates. Northern Border Pipeline has netted a provision for rate refunds against operating revenues to reflect the significant terms of the settlement in its Statement of Income. While the proposed settlement agreement has not been opposed by any of its shippers, Northern Border Pipeline can give no assurance whether it will be approved by the FERC.

Third Quarter 2000 Compared With Third Quarter 1999

   Operating revenues, net increased $4.5 million (6%) for the third quarter of 2000, as compared to the same period in 1999, due primarily to a $4.3 million increase in net operating revenues of Northern Border Pipeline. Northern Border Pipeline's net operating revenues for 2000 reflect the significant terms of the settlement discussed previously. Operating revenues for 1999 were determined under Northern Border Pipeline's cost of service tariff.

   Depreciation and amortization expense increased $1.5 million (11%) for the third quarter of 2000, as compared to the same period in 1999, due primarily to an increase in the depreciation rate applied to Northern Border Pipeline's transmission plant. As required by its cost of service tariff, Northern Border Pipeline used a depreciation rate of 2.0% for all of 1999, which was increased to 2.3% beginning January 1, 2000.

   Interest expense increased $3.4 million (19%) for the third quarter of 2000, as compared to the same period in 1999. Interest expense for Northern Border Pipeline increased approximately $1.0 million, due primarily to an increase in interest rates between 1999 and 2000. Interest expense for the Partnership increased approximately $2.4 million, due to additional borrowings and an increase in interest rates. The additional borrowings were made primarily for the acquisition of a 39% common membership interest and 80% of the non-voting class A shares in Bighorn Gas Gathering, L.L.C. ("Bighorn") and the acquisition of gas gathering businesses in the Powder River and Wind River basins in Wyoming (see Note 2 - Notes to Consolidated Financial Statements).

   Other income increased $2.7 million for the third quarter of 2000, as compared to the same period in 1999. Other income for Northern Border Pipeline increased $2.6 million, due primarily to a reduction in reserves previously established for regulatory issues.


Nine Months September 30, 2000 Compared With Nine Months Ended
September 30, 1999

   Operating revenues, net increased $11.7 million (5%) for the first nine months of 2000, as compared to the same period in 1999, due primarily to a $11.2 million increase in net operating revenues of Northern Border Pipeline. Northern Border Pipeline's net operating revenues for 2000 reflect the significant terms of the settlement discussed previously. Operating revenues for 1999 were determined under Northern Border Pipeline's cost of service tariff.

   Operations and maintenance expense increased $2.8 million (7%) for the first nine months of 2000, as compared to the same period in 1999, due primarily to increased administrative expenses for Northern Border Pipeline.

   Depreciation and amortization expense increased $5.5 million (13%) for the first nine months of 2000, as compared to the same period in 1999, due primarily to an increase in the depreciation rate applied to Northern Border Pipeline's transmission plant. As required by its cost of service tariff, Northern Border Pipeline used a depreciation rate of 2.0% for all of 1999, which was increased to 2.3% beginning January 1, 2000.

   Interest expense increased $8.7 million (18%) for the first nine months of 2000, as compared to the same period in 1999. Interest expense for Northern Border Pipeline increased approximately $4.7 million, due primarily to an increase in interest rates between 1999 and 2000. Interest expense for the Partnership increased approximately $4.3 million, due to additional borrowings and an increase in interest rates. The additional borrowings were made primarily for the acquisition of a 39% common membership interest and 80% of the non-voting class A shares in Bighorn and the acquisition of gas gathering businesses in the Powder River and Wind River basins in Wyoming (see Note 2 - Notes to Consolidated Financial Statements).

   Other income increased $1.2 million (31%) for the first nine months of 2000, as compared to the same period in 1999. The 2000 results reflect a reduction in Northern Border Pipeline's reserves previously established for regulatory issues of $2.7 million. Additionally, the 2000 results include $1.4 million of income earned from third-party usage of capacity on Northern Border Pipeline's microwave system. The 1999 results included $3.0 million of other non-operating income.

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

    Northern Border Pipeline entered into a credit agreement ("Pipeline Credit Agreement") with certain financial institutions in June 1997. The Pipeline Credit Agreement is comprised of a term loan and a $200 million five-year revolving credit facility, both maturing in June 2002. At September 30, 2000, $424.0 million was outstanding under the term loan and $60.0 million were outstanding under the revolving credit facility.

    At September 30, 2000, Northern Border Pipeline also had outstanding $184 million of senior notes issued in a private placement under a July 1992 note purchase agreement. The note purchase agreement provides for four series of notes, Series A through D, maturing between August 2000 and August 2003. The Series A Notes with a principal amount of $66 million were repaid in August 2000 primarily by borrowing under the Pipeline Credit Agreement. The Series B Notes with a principal amount of $41 million mature in August 2001.

   In June 2000, the Partnership completed a private offering of $150 million of 8 7/8% Senior Notes due 2010 ("Partnership Senior Notes"). In September 2000, the Partnership completed an additional private offering of $100 million of Partnership Senior Notes. In September 2000, the Partnership filed a registration statement with the Securities and Exchange Commission to exchange the Partnership Senior Notes for notes with substantially identical terms. The Partnership expects the exchange will be completed in the fourth quarter of 2000. The proceeds from the Partnership Senior Notes were used in acquisitions made by the Partnership in June 2000 and September 2000 (see Note 2 - Notes to Consolidated Financial Statements).

   The Partnership entered into interest rate swap agreements with an aggregate notional principal amount of $150 million in June 2000. The interest rate swap agreements are scheduled to terminate in June 2010. Under the agreements, the Partnership makes payments to counterparties at variable rates based on the London Interbank Offered Rate (6.66% at September 30, 2000) and in return receives payments based on an average fixed rate of 7.64%.

   In June 2000, the Partnership entered into two credit agreements with certain financial institutions, a $75 million 364-day credit agreement and a $75 million three-year revolving credit agreement (collectively, "Partnership Credit Agreements"). The Partnership Credit Agreements are to be used for capital expenditures, working capital and general business purposes.
Upon proper notification to and consent of the financial institutions, the maturity date of the Partnership Credit Agreements may be extended to June 2005. Prior to the termination of the Partnership Credit Agreements, the Partnership may request an increase in the commitment level to a maximum $200 million in the aggregate for both agreements. At September 30, 2000, $97.5 million had been borrowed under the Partnership
Credit Agreements. The proceeds were used in acquisitions made by the Partnership in September 2000 (see Note 2 - Notes to Consolidated Financial Statements).

   In November 2000, the Partnership sold, through an underwritten public offering, 1,875,000 Common Units. In conjunction with the issuance of the additional Common Units, the Partnership's general partners made capital contributions to the Partnership to maintain a 2% general partner interest in accordance with the partnership agreements. The net proceeds of the public offering and the general partners' capital contribution totaled approximately $53 million and were used to repay amounts borrowed under the Partnership Credit Agreements. As part of the underwritten public offering, the Partnership granted the underwriters an over-allotment option to purchase up to an additional 281,250 Common Units. The underwriters have exercised the over-allotment option and the Partnership expects proceeds of approximately $8 million, including the general partners' capital contribution, to be received on November 14, 2000.

   Short-term liquidity needs will be met by internal sources and through the credit facilities discussed above. Long-term capital needs may be met through the ability to issue long-term indebtedness as well as additional limited partner interests of the Partnership.

Cash Flows From Operating Activities

   Cash flows provided by operating activities increased $10.3 million to $146.4 million for the first nine months of 2000, as compared to the same period in 1999 primarily due to the billings collected subject to refund related to Northern Border Pipeline's current rate proceeding (see Note 4 - Notes to Consolidated Financial Statements).

Cash Flows From Investing Activities

   The investment in unconsolidated affiliate for the first nine months of 2000 reflect capital contributions of $8.8 million to Bighorn for construction of gas gathering facilities. The Partnership has agreed to make additional capital contributions to Bighorn for construction of gas gathering facilities.
The Partnership's capital contributions to Bighorn are estimated to be approximately $10 million in 2000. The Partnership anticipates financing its obligations using the Partnership Credit Agreements.

   The acquisition of gas gathering businesses for the first nine months of 2000 include the acquisition of gas gathering businesses in the Powder River and Wind River basins in Wyoming for approximately $208.7 million and the acquisition of 80% of the non-voting class A shares in Bighorn for approximately $20.8 million (see Note 2 - Notes to Consolidated Financial Statements).

   Capital expenditures of $7.5 million for the first nine months of 2000 included $3.3 million for Project 2000 (see Note 3 - Notes to Consolidated Financial Statements). For the comparable period in 1999, capital expenditures were $90.4 million and included $78.3 million for The Chicago Project. The remaining capital expenditures for 2000 and 1999 were primarily related to renewals and replacements of existing facilities.

   Total capital expenditures for 2000 are estimated to be $26 million. Capital expenditures for Northern Border Pipeline are estimated to be $18 million, including $8 million for Project 2000 and $10 million primarily for renewals and replacements of existing facilities. Northern Border Pipeline currently anticipates funding its 2000 capital expenditures primarily by using internal sources and borrowing on its revolving credit facility. Capital expenditures and equity investments for Crestone Energy Ventures, L.L.C. ("Crestone Energy") are estimated to be $7 million for 2000. The Partnership anticipates financing Crestone Energy's capital expenditures and equity investments primarily by using the Partnership Credit Agreements.

Cash Flows From Financing Activities

   Cash flows provided by financing activities was $122.5 million for the first nine months of 2000 compared to cash flows used of $54.0 million for the same period in 1999. Cash distributions to the unitholders and the general partners increased $4.1 million to $59.0 million reflecting an increase in the quarterly distribution from $0.61 per Unit to $0.65 per Unit. The distribution for the fourth quarter of 2000 of $0.70 per Unit was declared in September 2000 to be paid in November 2000. The proceeds from the private offering of the Partnership Senior Notes including premiums but net of associated debt discounts and issuance costs, totaled approximately $252.0 million. The net proceeds were used to repay the Partnership's existing indebtedness of $119.5 million, to fund the acquisition of the Bighorn class A shares of $20.8 million and to partially fund the acquisition of gas gathering businesses discussed previously. The funding for the remainder of the gas gathering businesses came from borrowings under the Partnership Credit Agreements of $97.5 million. In August 2000, Northern Border Pipeline repaid its Series A Notes of $66 million primarily by borrowing under the Pipeline Credit Agreement. Under the Pipeline Credit Agreement, borrowings totaled $75 million and repayments totaled $30 million during the nine months
ended September 30, 2000. Financing activities for the nine months ended September 30, 1999, included $197.5 million from the issuance of the Senior Notes, net of associated debt discounts and issuance costs, and $12.9 million from the termination of the interest rate forward agreements. Advances under the Pipeline Credit Agreement, which were primarily used to finance a portion of the capital expenditures for The Chicago Project, were $82.0 million for the nine months ended September 30, 1999. During the nine months ended September 30, 1999, $255.0 million was repaid on the Pipeline Credit Agreement.

New Accounting Pronouncement

   In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

   In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which amended certain guidance within SFAS No. 133. The Partnership plans to adopt SFAS No. 133 beginning January 1, 2001. The Partnership believes that SFAS No. 133 (as amended) will not have a material impact on its financial position or results of operations.

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


  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                              RISK

   The Partnership's interest rate exposure results from the portion of its consolidated debt portfolio subject to variable rates. To mitigate potential fluctuations in interest rates, the Partnership maintains a significant portion of its consolidated debt portfolio in fixed rate debt. The Partnership also uses interest rate swap agreements to manage its level of exposure to interest rate changes. The Partnership's annual interest rate exposure from a hypothetical 1% increase in interest rates was $6.9 million at September 30, 2000, as compared to $5.1 million at December 31, 1999. Approximately $4.4 million of the September amount would result from applying the hypothetical 1% increase in interest rates to Northern Border Pipeline's outstanding debt portfolio. In its Annual Report on Form 10-K for the year ended December 31, 1999, the Partnership reported that Northern Border Pipeline would be able to recover an increase in interest expense under its cost of service tariff, if an increase were to occur. If the rate case settlement is approved (see Note 4 - Notes to Consolidated Financial Statements), Northern Border Pipeline would bear the risk for an increase in interest rates.

                   PART II. OTHER INFORMATION

         NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


ITEM 6. Exhibits and Reports on Form 8-K

(a)     Exhibits.

        None.

(b)    Reports on Form 8-K.

       The company filed a Current Report on Form 8-K, dated
September 26, 2000, reporting the filing of a stipulation and agreement with the FERC to document the proposed settlement of Northern Border Pipeline Company's pending rate case.

                           SIGNATURES



   Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NORTHERN BORDER PARTNERS, L.P.
                              (A Delaware Limited Partnership)

Date:  November 13, 2000      By: JERRY L. PETERS
                                  Jerry L. Peters
                                  Chief Financial and Accounting
                                   Officer