Form 10-Q
period 2001-03-31
NORTHERN BORDER PARTNERS LP
filed 2001-05-14
CIK 909281

UNITED STATES SECURITIES AND EXCHANGE
                             COMMISSION
                       WASHINGTON, D.C. 20549
                              FORM 10-Q




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001




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



                               1 of 19

           NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

                          TABLE OF CONTENTS




                                                           Page No.
PART I.   FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

       Consolidated Statement of Income -
          Three Months Ended March 31, 2001 and 2000           3
       Consolidated Statement of Comprehensive Income -
          Three Months Ended March 31, 2001 and 2000           3
       Consolidated Balance Sheet - March 31, 2001
          and December 31, 2000                                4
       Consolidated Statement of Cash Flows -
          Three Months Ended March 31, 2001 and 2000           5
       Consolidated Statement of Changes in Partners'
          Equity - Three Months Ended March 31, 2001           6
       Notes to Consolidated Financial Statements              7

   ITEM 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations     12

   ITEM 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                       17

PART II.  OTHER INFORMATION

   ITEM 6.  Exhibits and Reports on Form 8-K                   18

                    PART I. FINANCIAL INFORMATION

                    ITEM 1. FINANCIAL STATEMENTS

           NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF INCOME
               (In Thousands, Except Per Unit Amounts)
                             (Unaudited)

                                           Three Months Ended
                                                March 31,
                                             2001      2000

OPERATING REVENUES, NET                     $87,960   $81,517

OPERATING EXPENSES
 Operations and maintenance                  16,017    12,874
 Depreciation and amortization               15,694    15,589
 Taxes other than income                      4,093     7,883

   Operating expenses                        35,804    36,346

OPERATING INCOME                             52,156    45,171

INTEREST EXPENSE                             21,696    18,691

OTHER INCOME (EXPENSE)
 Equity earnings (losses) of
   unconsolidated affiliates                   (217)     (357)
 Other income (expense)                      (1,503)      466

   Total other income (expense)              (1,720)      109

MINORITY INTERESTS IN NET INCOME             10,767     8,623

NET INCOME TO PARTNERS                      $17,973   $17,966

NET INCOME PER UNIT                         $   .54   $   .59

NUMBER OF UNITS USED IN COMPUTATION          31,565    29,347



           NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                           (In Thousands)
                             (Unaudited)

                                          Three Months Ended
                                               March 31,
                                             2001      2000

Net income to partners                      $17,973   $17,966
Other comprehensive income:
 Transition adjustment from adoption
   of SFAS No. 133                           22,183        --
 Change associated with current period
   hedging transactions                      (3,015)       --

Total comprehensive income                  $37,141   $17,966

  The accompanying notes are an integral part of these consolidated financial statements.

              PART I. FINANCIAL INFORMATION (Continued)

              ITEM 1. FINANCIAL STATEMENTS (Continued)

           NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET
                           (In Thousands)
                             (Unaudited)

                                             March 31,   December 31,
ASSETS                                         2001          2000

CURRENT ASSETS
 Cash and cash equivalents                  $   67,072   $   35,363
 Accounts receivable                            35,229       40,617
 Materials and supplies, at cost                 5,372        5,736

   Total current assets                        107,673       81,716

TRANSMISSION PLANT
 Property, plant and equipment               2,480,366    2,454,918
 Less: Accumulated provision for
   depreciation and amortization               738,013      722,842

   Property, plant and equipment, net        1,742,353    1,732,076

INVESTMENTS AND OTHER ASSETS
 Investment in unconsolidated affiliates       223,600      221,625
 Investment in gas gathering and
   processing businesses                       381,690           --
 Goodwill                                       28,160       28,405
 Other                                          24,650       18,898

   Total investments and other assets          658,100      268,928

   Total assets                             $2,508,126   $2,082,720


LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
 Current maturities of long-term debt       $   44,557   $   44,464
 Accounts payable                               12,658       35,413
 Accrued taxes other than income                26,447       28,493
 Accrued interest                               12,991       15,635
 Accumulated provision for rate refunds             --        4,726

   Total current liabilities                    96,653      128,731

LONG-TERM DEBT, NET OF CURRENT MATURITIES    1,378,861    1,127,498

MINORITY INTERESTS IN PARTNERS' EQUITY         253,281      248,098

RESERVES AND DEFERRED CREDITS                    6,119        6,119

PARTNERS' EQUITY
   Partner's capital                           754,044      572,274
   Accumulated other comprehensive income       19,168           --

    Total partners' equity                     773,212      572,274

   Total liabilities and partners' equity   $2,508,126   $2,082,720


  The accompanying notes are an integral part of these consolidated financial statements.

              PART I. FINANCIAL INFORMATION (Continued)

              ITEM 1. FINANCIAL STATEMENTS (Continued)

           NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS
                           (In Thousands)
                             (Unaudited)

                                             Three Months Ended
                                                  March 31,
                                             2001      2000

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income to partners                            $ 17,973   $ 17,966
 Adjustments to reconcile net income to partners
  to net cash provided by operating activities:
   Depreciation and amortization                     15,785     15,641
   Minority interests in net income                  10,767      8,623
   Provision for rate refunds                         2,036      6,916
   Rate refunds paid                                 (6,762)        --
   Changes in components of working capital            (152)   (11,685)
   Other                                               (421)       (74)

      Total adjustments                              21,253     19,421

   Net cash provided by operating activities         39,226     37,387

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in unconsolidated affiliates             (3,161)    (2,109)
 Acquisition of gas gathering and
   processing businesses                           (198,659)        --
 Capital expenditures for property, plant
   and equipment                                    (25,391)      (380)

   Net cash used in investing activities           (227,211)    (2,489)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash distributions to Unitholders and
   General Partners                                 (22,969)   (19,671)
 Distributions to Minority Interests                 (9,420)    (9,261)
 Issuance of long-term debt                         335,703     20,000
 Decrease in bank overdraft                         (22,437)        --
 Issuance of partnership interests, net               3,735         --
 Payments on termination of derivatives              (4,346)        --
 Long-term debt financing costs                      (2,440)      (101)
 Retirement of long-term debt                       (58,132)      (749)

   Net cash provided by (used in)
    financing activities                            219,694     (9,782)

NET CHANGE IN CASH AND CASH EQUIVALENTS              31,709     25,116

Cash and cash equivalents-beginning of period        35,363     22,927

Cash and cash equivalents-end of period            $ 67,072   $ 48,043

Supplemental Disclosures of Cash Flow Information:
 Cash paid for:
   Interest (net of amount capitalized)            $ 24,898   $ 27,820

Changes in components of working capital:
   Accounts receivable                             $  5,388   $ (5,554)
   Materials and supplies                               364     (1,430)
   Under/over recovered cost of service                  --      2,335
   Accounts payable                                  (1,214)      (256)
   Accrued taxes other than income                   (2,046)     2,196
   Accrued interest                                  (2,644)    (8,976)

    Total                                          $   (152)  $(11,685)

  The accompanying notes are an integral part of these consolidated financial statements.

              PART I. FINANCIAL INFORMATION (Continued)

              ITEM 1. FINANCIAL STATEMENTS (Continued)

           NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
                           (In Thousands)
                             (Unaudited)

                                                         Accumulated
                                                            Other
                                  General     Common    Comprehensive   Total
                                  Partners    Units         Income      Equity

 Balance at December 31, 2000     $11,445    $560,829     $    --      $572,274

 Net income to partners               818      17,155          --        17,973

 Transition adjustment from
   adoption of SFAS No. 133            --          --       22,183       22,183

 Change associated with current
   period hedging transactions         --          --       (3,015)      (3,015)

 Issuance of partnership
   interests, net                   3,735     183,031           --      186,766

 Distributions to partners           (917)    (22,052)          --      (22,969)

 Balance at March 31, 2001        $15,081    $738,963      $19,168     $773,212

The accompanying notes are an integral part of this consolidated financial statement.

           NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

   The consolidated financial statements included herein have been prepared by Northern Border Partners, L.P. (the "Partnership") without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Partnership believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000.

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   The Partnership owns a 70% general partner interest in Northern Border Pipeline Company. Crestone Energy Ventures, L.L.C.; Bear Paw Energy, L.L.C.; Border Midstream Services, Ltd., a Canadian company; Midwestern Gas Transmission Company; and Black Mesa Holdings, Inc. are wholly-owned subsidiaries of the Partnership. Crestone Energy Ventures owns a 49% common membership interest and a 100% class A share interest in Bighorn Gas Gathering, L.L.C.; a 33% interest in Fort Union Gas Gathering, L.L.C.; and a 35% interest in Lost Creek Gathering, L.L.C. Crestone Gathering Services, L.L.C. is a wholly-owned subsidiary of Crestone Energy Ventures.

2. ACQUISITION

   On March 30, 2001, the Partnership completed the acquisition of Bear Paw Energy for $381.7 million. The purchase price consisted of $198.7 million in cash and the issuance of 5.7 million common units valued at $183.0 million. Bear Paw Energy has extensive gathering and processing operations in the Powder River Basin in Wyoming and the Williston Basin in Montana and North Dakota. Bear Paw Energy has approximately 226,000 acres under dedication and 600 miles of gathering pipelines in the Powder River Basin. In the Williston Basin, Bear Paw Energy has over 2,800 miles of gathering pipelines and four processing plants with 90 million cubic feet per day of capacity. At March 31, 2001, the acquisition of Bear Paw Energy is reflected as an investment in gas gathering and processing businesses on the accompanying consolidated balance sheet. The Partnership is currently in the process of allocating the purchase price.

   In connection with the issuance of the common units for Bear Paw Energy, the Partnership's general partners made capital contributions to the Partnership of $3.7 million to maintain a 2% general partner interest in accordance with the partnership agreement.

3. RATE CASE

   Northern Border Pipeline filed a rate proceeding with the Federal Energy Regulatory Commission ("FERC") in May 1999 for, among other things, a redetermination of its allowed equity rate of return. The total annual cost of service increase due to Northern Border Pipeline's proposed changes was approximately $30 million. In June 1999, the FERC issued an order in which the proposed changes were suspended until December 1, 1999, after which the proposed changes were implemented with subsequent billings subject to refund.

   In September 2000, Northern Border Pipeline filed a stipulation and agreement with the FERC that documented the proposed settlement of its pending rate case. The settlement was approved by the FERC in December 2000. Under the approved settlement, effective December 1, 1999, shippers will pay stated transportation rates based on a straight-fixed variable rate design. From December 1, 1999, through and including December 31, 2000, the rates were based upon an annual revenue level of $307 million. Beginning January 1, 2001, the rates are based upon an annual revenue level of $305 million.

   After the FERC approved the rate case settlement and prior to the end of 2000, Northern Border Pipeline made estimated refund payments to its shippers totaling approximately $22.7 million, primarily related to the period from December 1999 to November 2000. During the first quarter of 2001, Northern Border Pipeline paid the remaining refund obligation to its shippers totaling approximately $6.8 million, which related to periods through January 2001.

4. CERTIFICATE APPLICATION

   On March 16, 2000, the FERC issued an order granting Northern Border Pipeline's application for a certificate to construct and operate the proposed expansion and extension of its pipeline system into Indiana ("Project 2000"). The FERC approved Northern Border Pipeline's request for a certificate to construct and operate the proposed facilities. The FERC approved Northern Border Pipeline's request for rolled-in rate treatment based upon the proposed project costs. The project has a targeted in-service date of November 2001. The capital expenditures for the project are budgeted to be approximately $94 million, of which $14.7 million had been incurred through March 31, 2001.

5. CREDIT FACILITIES AND LONG-TERM DEBT

   In March 2001, the Partnership completed a private offering of $225 million of 7.10% Senior Notes due 2011 ("2001 Partnership Senior Notes"). The Partnership will register an exchange offer with the SEC to exchange the 2001 Partnership Senior Notes for notes with substantially identical terms. The indenture under which the 2001 Partnership Senior Notes were issued does not limit the amount of unsecured debt the Partnership may incur, but does contain material financial covenants, including restrictions on incurrence of secured indebtedness. The proceeds from the 2001 Partnership Senior Notes were used to fund a portion of the acquisition of Bear Paw Energy (see Note 2).

   In March 2001, the Partnership entered into a $200 million three-year revolving credit agreement with certain financial institutions
("2001 Partnership Credit Agreement"). The 2001 Partnership Credit Agreement is to be used for capital expenditures, acquisitions and general business purposes. The 2001 Partnership Credit Agreement permits the Partnership to choose among various interest rate options, to specify the portion of the borrowings to be covered by specific interest rate options and to specify the interest rate period.
The Partnership is required to pay a fee on the principal commitment amount of $200 million. The 2001 Partnership Credit Agreement replaced revolving credit agreements entered into in June 2000. At March 31, 2001, $73.0 million was outstanding under the 2001 Partnership Credit
Agreement at an average effective interest rate of 6.35%.

6. BUSINESS SEGMENT INFORMATION

   The Partnership's reportable segments are strategic business units that offer different services. The Partnership evaluates performance based on EBITDA (net income before minority interests; interest expense; and depreciation and amortization, including goodwill amortization, which is netted against equity earnings of unconsolidated affiliates).

                                                    Gas
                          Interstate    Coal     Gathering
   (In thousands)          Pipeline    Slurry       (a)      Other(b)     Total

   Three Months Ended
     March 31, 2001
   Revenues from
     external customers   $   77,040   $ 5,421   $  5,499    $    --   $   87,960
   EBITDA                     65,398     2,112      2,580     (2,388)      67,702
   Total assets           $1,743,720   $28,293   $682,769    $53,344   $2,508,126

                                                    Gas
                          Interstate    Coal     Gathering
   (In thousands)          Pipeline    Slurry       (a)      Other(b)     Total

   Three Months Ended
     March 31, 2000
   Revenues from
     external customers   $   76,241   $ 5,276    $     --   $    --    $   81,517
   EBITDA                     59,870     1,684        (189)      (328)      61,037
   Total assets           $1,805,436   $31,005    $ 33,647   $  6,086   $1,876,174

(a) Gas gathering operating results commence from the date of the acquisition of gas gathering and processing businesses in September 2000, except for equity earnings of Bighorn Gas Gathering, which commenced in January 2000.
(b)  Includes other items not allocable to segments.

7. NET INCOME PER UNIT

   Net income per unit is computed by dividing net income, after deduction of the general partners' allocation, by the weighted average number of outstanding common units. The general partners' allocation is equal to an amount based upon their collective 2% general partner interest adjusted for incentive distributions. The distribution to partners amount shown on the accompanying consolidated statement of changes in partners' equity includes incentive distributions to the general partners of approximately $0.5 million.

   On April 19, 2001, the Partnership declared a cash distribution of $0.7625 per unit ($3.05 per unit on an annualized basis) for the quarter ended March 31, 2001. The distribution is payable May 15, 2001, to unitholders of record at April 30, 2001.

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

   The Partnership uses financial instruments in the management of its interest rate exposure. A control environment has been established which includes policies and procedures for risk assessment and the approval, reporting and monitoring of financial instrument activities. As a result, the Partnership has entered into various interest rate swap agreements with major financial institutions to hedge its interest rate risk.

   In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Partnership adopted SFAS No. 133 beginning January 1, 2001.

   At December 31, 2000, the Partnership had classified $26.0 million of unamortized proceeds from the termination of derivatives in long-term debt. This included unamortized proceeds of $14.9 million from the termination of interest rate swap agreements by the Partnership in December 2000 and $11.1 million from the termination of interest rate forward agreements by Northern Border Pipeline in August 1999. As a result of the adoption of SFAS No. 133, the Partnership reclassified $22.7 million from long-term debt to accumulated other comprehensive income and $3.3 million from long-term debt to minority interests in partners' equity. The Partnership is reflecting in consolidated accumulated other comprehensive income its 70% share of Northern Border Pipeline's accumulated other comprehensive income. The remaining 30% is reflected as an adjustment to minority interests in partners' equity.

   Also upon adoption of SFAS No. 133, Northern Border Pipeline designated an outstanding interest rate swap agreement with a notional amount of $40.0 million as a cash flow hedge. As a result, the Partnership recorded a non-cash loss of $0.5 million in accumulated other comprehensive income and $0.3 million as an adjustment to minority interests in partners' equity.

   In February 2001, the Partnership entered into forward starting interest rate swaps with notional amounts totaling $150 million related to the anticipated issuance of fixed rate debt. Upon issuance of the 2001 Partnership Senior Notes in March 2001, the Partnership paid approximately $4.3 million to terminate the swaps, which was recorded in accumulated other comprehensive income. The swaps were designated as cash flow hedges as they were entered into to hedge the fluctuations in Treasury rates and spreads between the execution date of the swaps and the issuance of the 2001 Partnership Senior Notes.

   During the first quarter of 2001, the Partnership amortized approximately $0.6 million related to the terminated derivatives from accumulated other comprehensive income to interest expense, and expects to amortize comparable amounts in each of the remaining quarters of 2001.

   In March 2001, Northern Border Pipeline entered into forward starting interest rate swaps with notional amounts totaling $200 million related to the planned issuance of 10-year and 30-year senior notes. The swap instruments may be settled any time prior to their expiration date on October 1, 2001. The swaps have been designated as cash flow hedges as they were entered into to hedge the fluctuations in Treasury rates and spreads between the execution date of the swaps and the issuance date of the senior notes. At March 31, 2001, Northern Border Pipeline recognized a non-cash gain in accumulated other comprehensive income of approximately $2.7 million, with a corresponding amount reflected in other assets on the accompanying consolidated balance sheet.

9. SUBSEQUENT EVENTS

   In April 2001, the Partnership sold 407,550 common units.
In conjunction with the issuance of the additional common units, the Partnership's general partners made capital contributions to the Partnership to maintain a 2% general partner interest in accordance with the partnership agreements. The net proceeds of the sale and the general partners'capital contributions totaled approximately $14.7 million and were primarily used to repay amounts borrowed under the 2001 Partnership Credit Agreement.

   On April 4, 2001, Border Midstream Services completed the acquisition of the Mazeppa and Gladys sour gas processing plants, gas gathering systems and a minority interest in the Gregg Lake/Obed Pipeline for $70 million (Canadian) or $45 million (U.S.). The Partnership had previously entered into a forward purchase of Canadian dollars to fund the acquisition and recognized a loss of approximately $2.0 million due to movements in the exchange rate, which is included in other income (expense) on the accompanying consolidated statement of income. The Mazeppa and Gladys plants, which are located near Calgary, Alberta, have a combined capacity of 87 million cubic feet per day. The Gregg Lake/Obed Pipeline system, which is located near Edmonton, Alberta, is comprised of 85 miles of gathering lines with a capacity of approximately 150 million cubic feet per day.

   On April 30, 2001, the Partnership acquired Midwestern Gas Transmission for approximately $100 million. The system is a 350-mile interstate natural gas pipeline extending from Portland, Tennessee to Joliet, Illinois with a capacity of 650 million cubic feet per day. Midwestern Gas Transmission connects to seven other major interstate pipeline systems, including Northern Border Pipeline.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


Results of Operations

   Northern Border Partners, L.P. (the "Partnership") owns a 70% general partner interest in Northern Border Pipeline Company. Northern Border Pipeline's revenue is derived from agreements with various shippers for the transportation of natural gas. It transports gas under a Federal Energy Regulatory Commission ("FERC") regulated tariff. Northern Border Pipeline had used a cost of service form of tariff since its inception but agreed to convert to a stated rate form of tariff as part of the settlement of its current rate case discussed below.

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

   Northern Border Pipeline filed a rate proceeding with the FERC in May 1999 for, among other things, a redetermination of its allowed equity rate of return. In September 2000, Northern Border Pipeline filed a stipulation and agreement with the FERC that documented the proposed settlement of its pending rate case. The settlement was approved by the FERC in December 2000. Under the approved settlement, effective December 1, 1999, shippers will pay stated transportation rates based on a straight-fixed variable rate design. Under the straight-fixed variable rate design, approximately 98% of the agreed upon revenue level is attributed to demand charges, based upon contracted firm capacity, and the remaining 2% is attributed to commodity charges, based on the volumes of gas actually transported on the system.

   As of December 31, 2000, the termination dates of the shippers' contracts ranged from October 31, 2003 to December 21, 2013 and the weighted average contract life was approximately six years with just under 99% of capacity contracted through mid-September 2003. Contracts for approximately 44% of the capacity will expire between mid-September 2003 and the end of October 2005.

   Crestone Energy Ventures acquired its interests in Fort Union Gas Gathering, L.L.C., Lost Creek Gathering, L.L.C., Crestone Gathering Services, L.L.C. and a portion of Bighorn Gas Gathering, L.L.C. in September 2000. Prior to that time, Crestone Energy Ventures sole asset was its investment in Bighorn Gas Gathering.

First Quarter 2001 Compared With First Quarter 2000

   Operating revenues, net increased $6.4 million (8%) for the first quarter of 2001, as compared to the same period in 2000, due primarily to $5.5 million of revenues from Crestone Energy Ventures. Net operating revenues attributable to Northern Border Pipeline increased $0.8 million for the first quarter of 2001, from the same period in 2000. Northern Border Pipeline's net operating revenues for 2001 reflect the rate case settlement discussed above. Net operating revenues for 2000 were determined under Northern Border Pipeline's cost of service tariff.

   Operations and maintenance expense increased $3.1 million (24%) for the first quarter of 2001, as compared to the same period in 2000, due primarily to $4.1 million of expense from Crestone Energy Ventures. Operations and maintenance expense attributable to Northern Border Pipeline decreased $0.5 million.

  Taxes other than income decreased $3.8 million (48%) for the first quarter of 2001, as compared to the same period in 2000, due primarily to Northern Border Pipeline's adjustments to previous estimates of ad valorem taxes.

   Consolidated interest expense increased $3.0 million (16%) for the first quarter of 2001, as compared to the same period in 2000. Interest expense for the Partnership increased approximately $4.3 million (222%) for the first quarter of 2001, as compared to the same period in 2000, due to additional borrowings and an increase in interest rates. The additional borrowings were made primarily for the acquisition of gas gathering businesses in the Powder River and Wind River basins in Wyoming in June 2000 and September 2000 and the acquisition of Bear Paw Energy, L.L.C. in March 2001 (see Note 2 - Notes to Consolidated Financial Statements). Interest expense attributable to Northern Border Pipeline decreased $1.2 million (8%) for the first quarter of 2001, as compared to the same period in 2000, due primarily to a decrease in average debt outstanding.

   Other income (expense) decreased $1.8 million for the first quarter of 2001, as compared to the same period in 2000. The results for 2001 included non-recurring charges of $2.4 million, primarily related to a loss on a forward purchase of Canadian dollars to fund the acquisition of gathering and processing assets in Alberta (see Note 9 - Notes to Consolidated Financial Statements).

Liquidity and Capital Resources

General

   Northern Border Pipeline had previously entered into a 1997 credit agreement ("Pipeline Credit Agreement") with certain financial institutions, which is comprised of a $200 million five-year revolving credit facility and a $414 million term loan, both maturing in June 2002. At March 31, 2001, $62 million was outstanding under the five-year revolving credit facility.

   At March 31, 2001, Northern Border Pipeline also had outstanding $184 million of senior notes issued in a $250 million private placement under a July 1992 note purchase agreement. The note purchase agreement provides for four series of notes, Series A through D, maturing between August 2000 and August 2003. The Series A Notes with a principal amount of $66 million were repaid in August 2000. The Series B Notes with a principal amount of $41 million mature in August 2001. Northern Border Pipeline anticipates borrowing on the Pipeline Credit Agreement to repay the Series B Notes.

   In March 2001, Northern Border Pipeline entered into forward starting interest rate swaps with notional amounts totaling $200 million related to the planned issuance of 10-year and 30-year senior notes. The swap instruments may be settled any time prior to their expiration date on October 1, 2001. The proceeds from the senior notes will be used to repay outstanding indebtedness.

   The Partnership completed a private offering of $150 million of 8 7/8% Senior Notes due 2010 ("2000 Partnership Senior Notes") in June 2000. In September 2000, the Partnership completed an additional private offering of $100 million of 2000 Partnership Senior Notes. The 2000 Partnership Senior Notes were subsequently exchanged in a registered offering for notes with substantially identical terms. The proceeds from the 2000 Partnership Senior Notes were used in acquisitions made by the Partnership in June 2000 and September 2000.

   In March 2001, the Partnership completed a private offering of $225 million of 7.10% Senior Notes due 2011 ("2001 Partnership Senior Notes"). The Partnership will register an exchange offer with the Securities and Exchange Commission to exchange the 2001 Partnership Senior Notes for notes with substantially identical terms. The indenture under which the 2001 Partnership Senior Notes were issued does not limit the amount of unsecured debt the Partnership may incur, but does contain material financial covenants, including restrictions on incurrence of secured indebtedness. The proceeds from the 2001 Partnership Senior Notes were used to fund a portion of the acquisition of Bear Paw Energy (see Note 2 - Notes to Consolidated Financial Statements).

   In March 2001, the Partnership entered into a $200 million three-year revolving credit agreement with certain financial institutions ("2001 Partnership Credit Agreement"). The 2001 Partnership Credit Agreement is to be used for capital expenditures, acquisitions and general business purposes. The 2001 Partnership Credit Agreement replaced revolving credit agreements entered into in June 2000. At March 31, 2001, $73.0 million was outstanding under the 2001 Partnership Credit Agreement.

   The Partnership sold 407,550 common units in April 2001.
In conjunction with the issuance of the additional common units, the Partnership's general partners made capital contributions to the Partnership to maintain a 2% general partner interest in accordance with the partnership agreements. The net proceeds of the sale and the general partners'capital contributions totaled approximately $14.7 million and were primarily used to repay amounts borrowed under the 2001 Partnership Credit Agreement.

   Short-term liquidity needs will be met by internal sources and through the credit facilities discussed above. Long-term capital needs may be met through the ability to issue long-term indebtedness as well as additional limited partner interests of the Partnership.

Cash Flows From Operating Activities

   Cash flows provided by operating activities increased $1.8 million to $39.2 million for the first quarter of 2001, as compared to the same period in 2000, due primarily to a reduction in accounts receivable. This was partially offset by net cash outflows of approximately $4.7 million related to Northern Border Pipeline's rate case. During the first quarter of 2001, Northern Border Pipeline made refunds to its shippers totaling $6.8 million, which included approximately $2.1 million collected in the first quarter of 2001 with the remainder collected previously.

Cash Flows From Investing Activities

   The investment in unconsolidated affiliates of $3.2 million and $2.1 million for the first quarter of 2001 and 2000, respectively, reflects capital contributions to Bighorn Gas Gathering.

   Acquisition of gas gathering and processing businesses of $198.7 million for the first quarter of 2001 represents the cash portion of the purchase price of Bear Paw Energy in March 2001. The purchase also involved the issuance of 5.7 million common units valued at $183.0 million, for a total purchase price of $381.7 million.

   Capital expenditures of $25.4 million for the first quarter of 2001 included $3.8 million for Northern Border Pipeline's Project 2000 (see Note 4 - Notes to Consolidated Financial Statements) and $20.7 million for gas gathering facilities for Crestone Energy Ventures. The remaining capital expenditures for 2001 are primarily related to renewals and replacements of Northern Border Pipeline's existing facilities. For the same period in 2000, capital expenditures were $0.4 million primarily related to Project 2000.

   Total capital expenditures, business acquisitions and investments in unconsolidated affiliates for 2001 are estimated to be $717 million, which includes $410 million completed through the end of the first quarter of 2001. Capital expenditures for the interstate pipelines are estimated to be $80 million, including approximately $62 million for Northern Border Pipeline's Project 2000 and approximately $18 million primarily for renewals and replacements of existing facilities. Northern Border Pipeline currently anticipates funding its 2001 capital expenditures primarily by using internal sources and borrowing on the Pipeline Credit Agreement. Capital expenditures for gas gathering and processing facilities are estimated to be $89 million and additional investments in unconsolidated affiliates are estimated to be $19 million for 2001. Total business acquisitions are estimated to be $529 million. The Partnership anticipates financing its capital requirements primarily by borrowing on the 2001 Partnership Credit Agreements and by issuing partnership interests.

Cash Flows From Financing Activities

   Cash flows provided by financing activities were $219.7 million for the first quarter of 2001 as compared to cash flows used in financing activities of $9.8 million for the first quarter of 2000.
Cash distributions to the unitholders and the general partners increased $3.3 million to $23.0 million. The number of common units increased from 29.3 million common units to 31.5 million common units. The distribution paid in the first quarter of 2001 was $0.70 per unit as compared to $0.65 per unit for the first quarter of 2000. The net proceeds from the private offering of the 2001
Partnership Senior Notes totaled approximately $223.2 million.
Borrowings under the 2001 Partnership Credit Agreement were $73.0 million for the first quarter of 2001. The proceeds from the 2001 Partnership Senior Notes and the 2001 Partnership Credit Agreement were primarily used to fund the acquisition of Bear Paw Energy discussed previously and to repay $47.3 million of indebtedness outstanding on a prior credit facility. For the first quarter of 2001, Northern Border Pipeline recognized a decrease in bank overdraft of $22.4 million. At December 31, 2000, Northern Border Pipeline reflected the bank overdraft primarily due to refund checks outstanding. In March 2001, the Partnership paid approximately $4.3 million to terminate interest rate swap agreements (see Note 8 - Notes to Consolidated Financial Statements). Financing activities for 2001 reflect $3.7 million in capital contributions by the Partnership's general partners to maintain their 2% general partner interest after the common units were issued for the acquisition of Bear Paw Energy (see Note 2 -
Notes to Consolidated Financial Statements).

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

             PART I. FINANCIAL INFORMATION - (Concluded)

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


   The Partnership's interest rate exposure results from variable rate borrowings from commercial banks. To mitigate potential fluctuations in interest rates, the Partnership attempts to maintain a significant portion of its debt portfolio in fixed rate debt. The Partnership also uses interest rate swap agreements to increase the portion of its fixed rate debt. Since December 31, 2000, there has not been any material change to the Partnership's interest rate exposure.

   The Partnership's recently acquired gas processing facilities are subject to certain contracts that give it quantities of natural gas and natural gas liquids as payment for processing services. The income and cash flow from these contracts will be impacted by changes in these commodity prices. The Partnership has hedged a substantial portion of its commodity price risk under these contracts for 2001 and approximately one-fourth of its commodity price risk for 2002.

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


                              NORTHERN BORDER PARTNERS, L.P.
                              (A Delaware Limited Partnership)

Date:  May 14, 2001          By:  JERRY L. PETERS
                                  Jerry L. Peters
                                  Chief Financial and Accounting
                                   Officer