Form 10-Q
period 2001-06-30
NORTHERN BORDER PARTNERS LP
filed 2001-08-14
CIK 909281

UNITED STATES SECURITIES AND EXCHANGE
                             COMMISSION
                       WASHINGTON, D.C. 20549
                              FORM 10-Q




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001




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



                               1 of 23

           NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

                          TABLE OF CONTENTS




                                                           Page No.
PART I.   FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

       Consolidated Statement of Income -
          Three Months Ended June 30, 2001 and 2000
          and Six Months Ended June 30, 2001 and 2000          3
       Consolidated Statement of Comprehensive Income -
          Three Months Ended June 30, 2001 and 2000
          and Six Months Ended June 30, 2001 and 2000          3
       Consolidated Balance Sheet - June 30, 2001
          and December 31, 2000                                4
       Consolidated Statement of Cash Flows -
          Six Months Ended June 30, 2001 and 2000              5
       Consolidated Statement of Changes in Partners'
          Equity - Six Months Ended June 30, 2001              6
       Notes to Consolidated Financial Statements              7

   ITEM 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations     14

   ITEM 3.  Quantitative and Qualitative Disclosures About
            Market Risk                                       21

PART II.  OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                 22

   ITEM 6.  Exhibits and Reports on Form 8-K                  22

                    PART I. FINANCIAL INFORMATION

                    ITEM 1. FINANCIAL STATEMENTS

           NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF INCOME
               (In Thousands, Except Per Unit Amounts)
                             (Unaudited)

                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                        2001       2000      2001       2000

OPERATING REVENUES, NET               $125,474   $82,536   $213,434   $164,053

OPERATING EXPENSES
 Product purchases                      17,516        --     17,516         --
 Operations and maintenance             24,636    14,684     40,653     27,558
 Depreciation and amortization          20,164    15,290     35,858     30,879
 Taxes other than income                 7,549     7,815     11,642     15,698

   Operating expenses                   69,865    37,789    105,669     74,135

OPERATING INCOME                        55,609    44,747    107,765     89,918

INTEREST EXPENSE                        24,632    19,249     46,328     37,940

OTHER INCOME (EXPENSE)
 Equity earnings (losses) in
   unconsolidated affiliates               772      (300)       555       (657)
 Other income (expense)                   (578)    1,668     (2,081)     2,134

   Other income (expense)                  194     1,368     (1,526)     1,477

MINORITY INTERESTS IN NET INCOME         9,489     8,824     20,256     17,447

NET INCOME BEFORE
 EXTRAORDINARY ITEMS                    21,682    18,042     39,655     36,008

EXTRAORDINARY LOSS FROM
 DEBT RESTRUCTURING                     (1,213)       --     (1,213)        --

NET INCOME TO PARTNERS                $ 20,469   $18,042   $ 38,442   $ 36,008
NET INCOME PER UNIT                   $   0.48   $  0.60   $   1.02   $   1.19

NUMBER OF UNITS USED IN COMPUTATION     39,341    29,347     35,453     29,347

           NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                           (In Thousands)
                             (Unaudited)

                                      Three Months Ended    Six Months Ended
                                            June 30,             June 30,
                                         2001      2000       2001      2000

Net income to partners                $ 20,469   $18,042   $ 38,442   $36,008
Other comprehensive income:
 Transition adjustment from
   adoption of SFAS No. 133                 --        --     22,183        --
 Change associated with current
   period hedging transactions           9,088        --      6,073        --
 Change associated with
   current period foreign
   currency translation                  1,894        --      1,894        --

Total comprehensive income            $ 31,451   $18,042   $ 68,592   $36,008

  The accompanying notes are an integral part of these consolidated financial statements.

              PART I. FINANCIAL INFORMATION (Continued)

              ITEM 1. FINANCIAL STATEMENTS (Continued)

           NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET
                           (In Thousands)
                             (Unaudited)

                                                  June 30,   December 31,
ASSETS                                              2001        2000

CURRENT ASSETS
 Cash and cash equivalents                      $   29,304   $   35,363
 Accounts receivable                                46,924       40,617
 Materials and supplies, at cost                     7,909        5,736
 Assets from price risk management activities        5,759           --
 Other                                                 671           --

   Total current assets                             90,567       81,716

PROPERTY, PLANT AND EQUIPMENT
 Property, plant and equipment                   2,770,720    2,454,918
 Less: Accumulated provision for
   depreciation and amortization                   755,658      722,842

   Property, plant and equipment, net            2,015,062    1,732,076

INVESTMENTS AND OTHER ASSETS
 Investment in unconsolidated affiliates           227,464      221,625
 Goodwill                                          270,686       28,405
 Other                                              59,154       18,898

   Total investments and other assets              557,304      268,928

   Total assets                                 $2,662,933   $2,082,720


LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
 Current maturities of long-term debt           $  517,459   $   44,464
 Accounts payable                                   36,013       35,413
 Accrued taxes other than income                    23,799       28,493
 Accrued interest                                   18,806       15,635
 Other                                               1,455           --
 Accumulated provision for rate refunds                 --        4,726

   Total current liabilities                       597,532      128,731

LONG-TERM DEBT, NET OF CURRENT MATURITIES          862,331    1,127,498

MINORITY INTERESTS IN PARTNERS' EQUITY             252,779      248,098

RESERVES AND DEFERRED CREDITS                        6,677        6,119

PARTNERS' EQUITY
   Partner's capital                               913,464      572,274
   Accumulated other comprehensive income           30,150           --

    Total partners' equity                         943,614      572,274

   Total liabilities and partners' equity       $2,662,933   $2,082,720


  The accompanying notes are an integral part of these consolidated financial statements.

              PART I. FINANCIAL INFORMATION (Continued)

              ITEM 1. FINANCIAL STATEMENTS (Continued)

           NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS
                           (In Thousands)
                             (Unaudited)

                                             Six Months Ended
                                                  June 30,
                                             2001      2000

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income to partners                              $  38,442   $  36,008
 Adjustments to reconcile net income to partners
  to net cash provided by operating activities, net
  of the effect of the acquired businesses:
   Depreciation and amortization                        36,041      30,837
   Minority interests in net income                     20,256      17,447
   Provision for rate refunds                            2,036      13,773
   Rate refunds paid                                    (6,762)         --
   Changes in components of working capital, net
    of the effect of the acquired businesses             8,011      (3,590)
   Other                                                   369         283

      Total adjustments                                 59,951      58,750

   Net cash provided by operating activities            98,393      94,758

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in unconsolidated affiliates                (6,229)     (2,499)
 Acquisitions of businesses                           (340,197)    (20,800)
 Capital expenditures for property, plant
   and equipment                                       (48,033)     (4,094)

   Net cash used in investing activities              (394,459)    (27,393)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash distributions to Unitholders and
   General Partners                                    (53,448)    (39,342)
 Distributions to Minority Interests                   (20,960)    (19,296)
 Issuance of long-term debt                            485,703     169,783
 Decrease in bank overdraft                            (22,437)         --
 Issuance of partnership interests, net                173,165          --
 Payments on termination of derivatives                 (4,346)         --
 Long-term debt financing costs                         (2,859)     (1,474)
 Retirement of long-term debt                         (264,811)   (146,018)
   Net cash provided by (used in)
    financing activities                               290,007     (36,347)

NET CHANGE IN CASH AND CASH EQUIVALENTS                 (6,059)     31,018

Cash and cash equivalents-beginning of period           35,363      22,927

Cash and cash equivalents-end of period              $  29,304   $  53,945

Supplemental Disclosures of Cash Flow Information:
 Cash paid for:
   Interest (net of amount capitalized)              $  44,052   $  37,436

Changes in components of working capital:
   Accounts receivable                               $   9,540   $  (5,257)
   Materials and supplies                                 (761)     (1,622)
   Accrued income taxes receivable/payable                (671)         --
   Under/over recovered cost of service                     --       3,742
   Accounts payable                                      1,085         (47)
   Accrued taxes other than income                      (4,999)     (1,158)
   Other                                                   646          --
   Accrued interest                                      3,171         752

    Total                                            $   8,011   $  (3,590)


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

              PART I. FINANCIAL INFORMATION (Continued)

              ITEM 1. FINANCIAL STATEMENTS (Continued)

           NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
                           (In Thousands)
                             (Unaudited)

                                                                Accumulated
                                                                   Other
                                         General     Common    Comprehensive    Total
                                         Partners    Units         Income       Equity

 Balance at December 31, 2000            $11,445    $560,829      $    --      $572,274

 Net income to partners                    2,408      36,034           --        38,442

 Transition adjustment from
   adoption of SFAS No. 133                   --          --       22,183        22,183

 Change associated with current
   period hedging transactions                --          --        6,073         6,073

 Change associated with current
   period foreign currency translation        --          --        1,894         1,894

 Issuance of partnership
   interests, net                          7,124     349,072           --       356,196

 Distributions to partners                (2,708)    (50,740)          --       (53,448)

 Balance at June 30, 2001                $18,269    $895,195      $30,150      $943,614


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

2. ACQUISITIONS

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

   On April 4, 2001, Border Midstream Services completed the acquisition of the Mazeppa and Gladys sour gas processing plants, gas gathering systems and a minority interest in the Gregg Lake/Obed Pipeline for $70 million (Canadian) or $45.0 million (U.S.). The Mazeppa and Gladys plants, which are located near Calgary, Alberta, have a combined capacity of 87 million cubic feet per day. The Gregg Lake/Obed Pipeline system, which is located near Edmonton, Alberta, is comprised of 85 miles of gathering lines with a capacity of approximately 150 million cubic feet per day.

   On April 30, 2001, the Partnership acquired Midwestern Gas Transmission for approximately $102 million. The Midwestern Gas Transmission system is a 350-mile interstate natural gas pipeline extending from Portland, Tennessee to Joliet, Illinois with a capacity of 650 million cubic feet per day. Midwestern Gas Transmission connects to seven other major interstate pipeline systems, including Northern Border Pipeline.

   The Partnership has accounted for these acquisitions using the purchase method of accounting. At this time, the Partnership has made preliminary allocations of the purchase price of each acquisition based upon the estimated fair value of the assets and liabilities acquired as of each acquisition date. The Partnership expects to finalize the allocations by the fourth quarter of 2001. The excess of the purchase price over the fair value of the net assets acquired is reflected as goodwill on the consolidated balance sheet and is being amortized on a straight-line basis over 30 years. The investment in Gregg Lake/Obed Pipeline is being reflected in investments in unconsolidated affiliates on the consolidated balance sheet.

   The following is a summary of the effects of the acquisitions made in the first half of 2001 on the Partnership's consolidated financial position (amounts in thousands):


     Current assets                                 $  17,257
     Property, plant and equipment                    265,715
     Investments in unconsolidated affiliates           1,059
     Goodwill                                         245,903
     Other assets                                      29,461
     Current liabilities                              (25,255)
     Long-term debt, including current maturities     (13,113)
     Other liabilities                                   (498)
     Accumulated other comprehensive income             2,699
     Common units issued by the Partnership          (183,031)

          Net cash paid                             $ 340,197

   If the acquisitions made in 2001 had occurred at the beginning of 2001, the Partnership's consolidated operating revenues would have been $258 million, net income to partners would have been $39 million and net income per unit would have been $1.02 for the six months ended June 30, 2001. These unaudited pro forma results are for illustrative purposes only and are not necessarily indicative of the operating results that would have occurred had the business acquisitions been consummated at that date, nor are they necessarily indicative of future operating results.

3. RATES AND REGULATORY ISSUES

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

   In September 2000, Northern Border Pipeline filed a stipulation and agreement with the FERC that documented the proposed settlement of its pending rate case. The settlement was approved by the FERC in December 2000. Under the approved settlement, effective December 1, 1999, shippers pay stated transportation rates based on a straight-fixed variable rate design. From December 1, 1999, through and including December 31, 2000, the rates were based upon an annual revenue level of $307 million. Beginning January 1, 2001, the rates are based upon an annual revenue level of $305 million.

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

Certificate Application

   On March 16, 2000, the FERC issued an order granting Northern Border Pipeline's application for a certificate to construct and operate the proposed expansion and extension of its pipeline system into Indiana ("Project 2000"). The FERC approved Northern Border Pipeline's request for a certificate to construct and operate the proposed facilities. The FERC approved Northern Border Pipeline's request for rolled-in rate treatment based upon the proposed project costs. The project has a targeted in-service date of November 2001. The capital expenditures for the project are budgeted to be approximately $94 million, of which $23.5 million had been incurred through June 30, 2001.

4. CREDIT FACILITIES AND LONG-TERM DEBT

   In March 2001, the Partnership completed a private offering of $225 million of 7.10% Senior Notes due 2011 ("2001 Partnership Senior Notes"). The Partnership has filed a registration statement with the SEC to exchange the 2001 Partnership Senior Notes for notes with substantially identical terms and expects to complete the exchange during the third quarter of 2001. The indenture under which the 2001 Partnership Senior Notes were issued does not limit the amount of unsecured debt the Partnership may incur, but does contain material financial covenants, including restrictions on incurrence of secured indebtedness. The proceeds from the 2001 Partnership Senior Notes were used to fund a portion of the acquisition of Bear Paw Energy (see Note 2).

   The Partnership entered into a $200 million three-year revolving credit agreement with certain financial institutions ("2001 Partnership Credit Agreement") in March 2001. The 2001 Partnership Credit Agreement is to be used for capital expenditures, acquisitions and general business purposes. The 2001 Partnership Credit Agreement permits the Partnership to choose among various interest rate options, to specify the portion of the borrowings to be covered by specific interest rate options and to specify the interest rate period. The Partnership is required to pay a fee on the principal commitment amount of $200 million. The 2001 Partnership Credit Agreement replaced revolving credit agreements entered into in June 2000. At June 30, 2001, $32.0 million was outstanding under the 2001 Partnership Credit Agreement at an average effective interest rate of 5.62%.

   In June 2001, the Partnership repaid Black Mesa's 10.7% Secured Senior Notes due May 2004. The total repayment of approximately $13.6 million consisted of remaining principal and interest of $12.4 million and an early payment premium of $1.2 million. The early payment premium is reflected as an extraordinary loss on the consolidated statement of income.

5. BUSINESS SEGMENT INFORMATION

   The Partnership's reportable segments are strategic business units that offer different services. The Partnership evaluates performance based on EBITDA (net income before minority interests; interest expense; and depreciation and amortization, including goodwill amortization, which is netted against equity earnings of unconsolidated affiliates).

                                           Gas
                                        Gathering
                                           and
                          Interstate   Processing    Coal
   (In thousands)          Pipeline        (a)      Slurry    Other(b)      Total
   Three Months Ended
     June 30, 2001

   Revenues from
     external customers    $ 79,106      $40,769    $ 5,599   $    --     $125,474
   EBITDA                    60,875       15,398      1,814      (933)      77,154

   Three Months Ended
     June 30, 2000

   Revenues from
     external customers    $ 77,346      $    --    $ 5,190   $    --     $ 82,536
   EBITDA                    60,261         (132)     1,860      (393)      61,596

   Six Months Ended
     June 30, 2001

   Revenues from
     external customers    $156,146      $46,268    $11,020   $    --     $213,434
   EBITDA                   126,090       17,978      4,072    (3,321)     144,819

   Six Months Ended
     June 30, 2000

   Revenues from
     external customers    $153,587      $    --    $10,466   $    --     $164,053
   EBITDA                   120,085         (321)     3,628      (721)     122,671

 Total assets by segment are as follows:
                                      June 30,    December 31,
   (In thousands)                       2001          2000
   Interstate Pipeline               $1,856,228    $1,768,505
   Gas Gathering and Processing         771,330       279,855
   Coal Slurry                           27,471        29,605
   Other (b)                              7,904         4,755

   Total Assets                      $2,662,933    $2,082,720

(a) Gas gathering and processing operating results commence from the date of the acquisition of gas gathering and processing businesses in September 2000, except for equity earnings of Bighorn Gas Gathering, which commenced in January 2000.
(b)  Includes other items not allocable to segments.

6. PARTNERS' CAPITAL

   In April 2001 and May 2001, the Partnership sold 407,550 and 4,000,000 common units, respectively. In conjunction with the issuance of the additional common units, including the units issued for Bear Paw Energy in March 2001 (see Note 2), the Partnership's general partners made capital contributions to the Partnership to maintain a 2% general partner interest in accordance with the partnership agreements. The net proceeds from the sale of common units and the general partners' capital contributions totaled approximately $173.2 million and were primarily used to repay amounts borrowed under the 2001 Partnership Credit Agreement.

   In connection with the Partnership's sale of common units in May 2001, Northwest Border Pipeline Company, a subsidiary of The Williams Companies, Inc. and one of the Partnership's general partners, sold its 1,123,500 common units. These common units had previously been outstanding and did not affect the number of the Partnership's total common units outstanding. The Partnership did not receive any of the proceeds from the common units sold by Northwest Border Pipeline.

7. NET INCOME PER UNIT

   Net income per unit is computed by dividing net income, after deduction of the general partners' allocation, by the weighted average number of outstanding common units. The general partners' allocation is equal to an amount based upon their collective 2% general partner interest adjusted for incentive distributions. The distribution to partners amount shown on the accompanying consolidated statement of changes in partners' equity includes incentive distributions to the general partners of approximately $1.6 million.

   On July 19, 2001, the Partnership declared a cash distribution of $0.7625 per unit ($3.05 per unit on an annualized basis) for the quarter ended June 30, 2001. The distribution is payable August 14, 2001, to unitholders of record at July 31, 2001.

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

   The Partnership uses financial instruments in the management of its interest rate and commodity price exposure. A control environment has been established which includes policies and procedures for risk assessment and the approval, reporting and monitoring of financial instrument activities.

   In 1998, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by SFAS No. 137 and SFAS No. 138.
SFAS No. 133 requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Partnership adopted SFAS No. 133 beginning January 1, 2001.

   At December 31, 2000, the Partnership had classified in long-term debt $26.0 million of unamortized proceeds from the termination of derivatives. This included unamortized proceeds of $14.9 million from the termination of interest rate swap agreements by the Partnership in December 2000 and $11.1 million from the termination of interest rate forward agreements by Northern Border Pipeline in August 1999. As a result of the adoption of SFAS No. 133, the Partnership reclassified $22.7 million from long-term debt to accumulated other comprehensive income and $3.3 million from long-term debt to minority interests in partners' equity. The Partnership is reflecting in consolidated accumulated other comprehensive income its 70% share of Northern Border Pipeline's accumulated other comprehensive income. The remaining 30% is reflected as an adjustment to minority interests in partners' equity.

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

   During the three months and six months ended June 30, 2001, the Partnership amortized approximately $0.5 million and $1.1 million, respectively, related to the terminated derivatives, as a reduction to interest expense from accumulated other comprehensive income. The Partnership expects to amortize comparable amounts in each of the remaining quarters of 2001.

   In March 2001, Northern Border Pipeline entered into forward starting interest rate swaps with notional amounts totaling $200 million related to the planned issuance of 10-year and 30-year fixed rate debt. The swap instruments may be settled any time prior to their expiration date on October 1, 2001. The swaps, which have been designated as cash flow hedges, were entered into to hedge the fluctuations in Treasury rates and spreads between the execution date of the swaps and the anticipated issuance date of the fixed rate debt. At June 30, 2001, Northern Border Pipeline recognized a non-cash gain in accumulated other comprehensive income of approximately $8.0 million, with a corresponding amount reflected in other assets on the accompanying consolidated balance sheet.

   Bear Paw Energy, which was acquired by the Partnership in March 2001 (see note 2), periodically enters into commodity derivatives contracts and fixed-price physical contracts. Bear Paw Energy primarily utilizes price swaps and collars, which have been designated as cash flow hedges, to hedge Bear Paw Energy's exposure to gas and natural gas liquid price volatility. The price swaps and collars that Bear Paw Energy had in place when it was acquired by the Partnership were redesignated as hedges upon acquisition. Bear Paw Energy recognized a non-cash gain in accumulated other comprehensive income of approximately $5.8 million, with a corresponding amount reflected in current assets on the accompanying consolidated balance sheet at June 30, 2001.

9. SUBSEQUENT EVENTS

   In July 2001, the Partnership entered into interest rate swap agreements with notional amounts totaling $150 million that expire in March 2011. Under the interest rate swap agreements, the Partnership makes payments to counterparties at variable rates based on the London Interbank Offered Rate and in return receives payments based on a 7.10% fixed rate. The swaps have been designated as fair value hedges as they were entered into to hedge the fluctuations in the market value of the 2001 Partnership Senior Notes.

10. NEW ACCOUNTING PRONOUNCEMENTS

   In July 2001, the Financial Accounting Standards Board issued
SFAS No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143, "Accounting for
Asset Retirement Obligations." SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS No. 142 modifies the accounting and reporting of goodwill and intangible assets. It requires entities to discontinue the amortization of goodwill, reallocate goodwill among its reporting segments and perform initial impairment tests by applying a fair-value-based analysis on the goodwill in each reporting segment. Subsequent to the initial adoption, goodwill shall be tested for impairment annually or more frequently if circumstances indicate a possible impairment. For goodwill and intangible assets on the balance sheet at June 30, 2001, the provisions of SFAS No. 142 must be applied to fiscal years beginning after December 15, 2001. At June 30, 2001, the Partnership's balance sheet included goodwill of approximately $457 million. Estimated annual amortization is approximately $16 million. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Partnership is in the process of evaluating the application of these pronouncements.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


Results of Operations

   Northern Border Partners, L.P. (the "Partnership") owns a 70% general partner interest in Northern Border Pipeline Company. Northern Border Pipeline's revenue is derived from agreements with its shippers for the transportation of natural gas. It transports gas under a Federal Energy Regulatory Commission ("FERC") regulated tariff. Northern Border Pipeline had used a cost of service form of tariff since its inception but agreed to convert to a stated rate form of tariff as part of the settlement of its rate case discussed below.

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

   Northern Border Pipeline filed a rate proceeding with the FERC in May 1999 for, among other things, a redetermination of its allowed equity rate of return. In September 2000, Northern Border Pipeline filed a stipulation and agreement with the FERC that documented the proposed settlement of its pending rate case. The settlement was approved by the FERC in December 2000. Under the approved settlement, effective December 1, 1999, shippers began paying stated transportation rates based on a straight-fixed variable rate design. Under the straight-fixed variable rate design, approximately 98% of the agreed upon revenue level is attributed to demand charges, based upon contracted firm capacity, and the remaining 2% is attributed to commodity charges, based on the volumes of gas actually transported on the system.

   As of December 31, 2000, the termination dates of the shippers' contracts ranged from October 31, 2001 to December 21, 2013 and the weighted average contract life was approximately six years with just under 99% of capacity contracted through mid-September 2003. Contracts for approximately 44% of the capacity will expire between mid-September 2003 and the end of October 2005.

   Crestone Energy Ventures acquired its interests in Fort Union Gas Gathering, L.L.C., Lost Creek Gathering, L.L.C., Crestone Gathering Services, L.L.C. and a portion of Bighorn Gas Gathering, L.L.C. in September 2000. Prior to that time, Crestone Energy Ventures' sole asset was its investment in Bighorn Gas Gathering.

   During 2001, the following acquisitions have been made: Bear Paw Energy in late March; the Mazeppa and Gladys sour gas processing plants, gas gathering systems and a minority interest in the Gregg Lake/Obed Pipeline in early April; and Midwestern Gas Transmission in late April (see Note 2 - Notes to Consolidated Financial Statements).

Second Quarter 2001 Compared With Second Quarter 2000

   Operating revenues, net increased $42.9 million (52%) for the second quarter of 2001, as compared to the same period in 2000, due primarily to $40.8 million of revenues from the gas gathering and processing segment. Operating revenues from the interstate pipelines increased $1.8 million due primarily to $2.2 million of revenues from Midwestern Gas Transmission. Net operating revenues attributable to Northern Border Pipeline decreased $0.4 million for the second quarter of 2001, from the same period in 2000. Northern Border Pipeline's net operating revenues reflect the rate case settlement discussed above.

   Product purchases of $17.5 million recorded in the second quarter of 2001 represent amounts incurred by Bear Paw. Bear Paw pays producers for natural gas liquids and residue that it gathers and processes in its facilities. The amount owed to the producers is based upon a percentage of the gross proceeds upon sale of the product.

   Operations and maintenance expense increased $10.0 million (68%) for the second quarter of 2001, as compared to the same period in 2000, due primarily to $10.3 million of expense from the gas gathering and processing segment. Operations and maintenance expense from the interstate pipelines decreased $1.3 million due primarily to a decrease in Northern Border Pipeline's expense by $1.9 million (17%) partially offset by $0.6 million of expense from Midwestern Gas Transmission. Northern Border Pipeline's operations and maintenance expense in 2000 included expenses incurred in connection with its rate case discussed above.

   Depreciation and amortization expense increased $4.9 million (32%) for the second quarter of 2001, as compared to the same period in 2000, due primarily to $4.5 million of expense from the gas gathering and processing segment. Depreciation and amortization expense from the interstate pipelines increased $0.4 million due primarily to $0.7 million of expense from Midwestern Gas Transmission partially offset by a decrease in Northern Border Pipeline's expense by $0.3 million. Depreciation and amortization expense in the second quarter of 2001 and 2000 includes goodwill amortization of consolidated affiliates of $2.3 million and $0.1 million, respectively. See "New Accounting Pronouncements" for discussion of a recently issued accounting pronouncement that will impact goodwill amortization in 2002.

   Consolidated interest expense increased $5.4 million (28%) for the second quarter of 2001, as compared to the same period in 2000. Interest expense for the Partnership increased approximately $7.9 million (322%) for the second quarter of 2001, as compared to the same period in 2000, due to additional borrowings and an increase in the Partnership's average interest rate. In June 2000 and September 2000, the Partnership issued $250 million of 8 7/8% Senior Notes and in March 2001, the Partnership issued $225 million of 7.10% Senior Notes. The additional borrowings were made primarily for the acquisition of gas gathering and processing businesses during 2000 and the acquisitions made in March 2001 and April 2001 (see Note 2 - Notes to Consolidated Financial Statements). Interest expense attributable to Northern Border Pipeline decreased $2.7 million (16%) for the second quarter of 2001, as compared to the same period in 2000, due to a decrease in Northern Border Pipeline's average interest rate and a decrease in average debt outstanding.

   Other income (expense) decreased $1.2 million (86%) for the second quarter of 2001, as compared to the same period in 2000. Other income (expense) for the second quarter of 2001 includes a charge of approximately $1.7 million for an uncollectible receivable from a telecommunications company that had purchased excess capacity on Northern Border Pipeline's communication system. In the second quarter of 2000, Northern Border Pipeline had recorded approximately $1.2 million of income from the purchase of excess capacity by the telecommunications company. Equity earnings on unconsolidated affiliates increased $1.1 million to $0.8 million for the second quarter of 2001 as compared to the same period in 2000. Goodwill amortization netted against equity earnings of unconsolidated affiliates totaled $1.6 million and $0.2 million in the second quarter of 2001 and 2000, respectively. See "New Accounting Pronouncements" for discussion of a recently issued accounting pronouncement that will impact goodwill amortization in 2002.

   The extraordinary loss from debt restructuring of $1.2 million recorded in the second quarter of 2001 relates to Black Mesa's 10.7% Secured Senior Notes, which were repaid by the Partnership prior to maturity (see Note 4 - Notes to Consolidated Financial Statements).

Six Months Ended June 30, 2001 Compared With
Six Months Ended June 30, 2000

   Operating revenues, net increased $49.4 million (30%) for the first half of 2001, as compared to the same period in 2000, due primarily to $46.3 million of revenues from the gas gathering and processing segment. Operating revenues from the interstate pipelines increased $2.6 million due primarily to $2.2 million of revenues from Midwestern Gas Transmission. Net operating revenues attributable to Northern Border Pipeline increased $0.4 million for the first half of 2001, from the same period in 2000. Northern Border Pipeline's net operating revenues reflect the rate case settlement discussed above.

   Product purchases of $17.5 million recorded in the first half of 2001 represent amounts incurred by Bear Paw. Bear Paw pays producers for natural gas liquids and residue that it gathers and processes in its facilities. The amount owed to the producers is based upon a percentage of the gross proceeds upon sale of the product.

   Operations and maintenance expense increased $13.1 million (48%) for the first half of 2001, as compared to the same period in 2000, due primarily to $14.3 million of expense from the gas gathering and processing segment. Operations and maintenance expense from the interstate pipelines decreased $1.8 million due primarily to a decrease in Northern Border Pipeline's expense by $2.4 million (12%) partially offset by $0.6 million of expense from Midwestern Gas Transmission. Northern Border Pipeline's operations and maintenance expense in 2000 included expenses incurred in connection with its rate case discussed above.

   Depreciation and amortization expense increased $5.0 million (16%) for the first half of 2001, as compared to the same period in 2000, due entirely to the gas gathering and processing segment. Depreciation and amortization expense from the interstate pipelines remained unchanged between periods due primarily to $0.7 million of expense from Midwestern Gas Transmission offset by a decrease in Northern Border Pipeline's expense by $0.7 million. Depreciation and amortization expense in the first half of 2001 and 2000 includes goodwill amortization of consolidated affiliates of $2.6 million and $0.2 million, respectively. See "New Accounting Pronouncements" for discussion of a recently issued accounting pronouncement that will impact goodwill amortization in 2002.

  Taxes other than income decreased $4.1 million (26%) for the first half of 2001, as compared to the same period in 2000, due primarily to Northern Border Pipeline's adjustments to previous estimates of ad valorem taxes.

   Consolidated interest expense increased $8.4 million (22%) for the first half of 2001, as compared to the same period in 2000. Interest expense for the Partnership increased approximately $12.2 million (277%) for the first half of 2001, as compared to the same period in 2000, due to additional borrowings and an increase in the Partnership's average interest rate. In June 2000 and September 2000, the Partnership issued $250 million of 8 7/8% Senior Notes and in March 2001, the Partnership issued $225 million of 7.10% Senior Notes. The additional borrowings were made primarily for the acquisition of gas gathering and processing businesses during 2000 and the acquisitions made in March 2001 and April 2001 (see Note 2 - Notes to Consolidated Financial Statements). Interest expense attributable to Northern Border Pipeline decreased $3.9 million (12%) for the first half of 2001, as compared to the same period in 2000, due to a decrease in Northern Border Pipeline's average interest rate and a decrease in average debt outstanding.

   Other income (expense) decreased $3.0 million for the first half of 2001, as compared to the same period in 2000. Other income (expense) for the first half of 2001 includes a charge of approximately $1.7 million for an uncollectible receivable from a telecommunications company that had purchased excess capacity on Northern Border Pipeline's communication system. In the first half of 2000, Northern Border Pipeline had recorded approximately $1.2 million of income from the purchase of excess capacity by the telecommunications company. The results for 2001 also included non-recurring charges of $2.4 million, primarily related to a loss on a forward purchase of Canadian dollars to fund the acquisition of gathering and processing assets in Alberta (see Note 2 - Notes to Consolidated Financial Statements). Equity earnings on unconsolidated affiliates increased $1.2 million to $0.6 million for the first half of 2001 as compared to the same period in 2000. Goodwill amortization netted against equity earnings of unconsolidated affiliates totaled $3.1 million and $0.3 million in the first half of 2001 and 2000, respectively. See "New Accounting Pronouncements" for discussion of a recently issued accounting pronouncement that will impact goodwill amortization in 2002.

   The extraordinary loss from debt restructuring of $1.2 million recorded in the first half of 2001 relates to Black Mesa's 10.7% Secured Senior Notes, which were repaid by the Partnership prior to maturity (see Note 4 - Notes to Consolidated Financial Statements).

Liquidity and Capital Resources

General

   Northern Border Pipeline had previously entered into a 1997 credit agreement ("Pipeline Credit Agreement") with certain financial institutions, which is comprised of a $200 million five-year revolving credit facility and a $389 million term loan, both maturing in June 2002. At June 30, 2001, $85 million was outstanding under the five-year revolving credit facility. Northern Border Pipeline intends to refinance a portion of the Pipeline Credit Agreement in the third quarter of 2001 and refinance any remaining amounts outstanding by the first quarter of 2002.

   At June 30, 2001, Northern Border Pipeline also had outstanding $184 million of senior notes issued in a $250 million private placement under a July 1992 note purchase agreement. The note purchase agreement provides for four series of notes, Series A through D, maturing between August 2000 and August 2003. The Series A Notes with a principal amount of $66 million were repaid in August 2000. The Series B Notes with a principal amount of $41 million mature in August 2001. Northern Border Pipeline anticipates borrowing on the Pipeline Credit Agreement to repay the Series B Notes.

   In March 2001, Northern Border Pipeline entered into forward starting interest rate swaps with notional amounts totaling $200 million related to the planned issuance of 10-year and 30-year fixed rate debt. The swap instruments may be settled any time prior to their expiration date on October 1, 2001. The proceeds from the fixed rate debt will be used to repay outstanding indebtedness.

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

   In March 2001, the Partnership completed a private offering of $225 million of 7.10% Senior Notes due 2011 ("2001 Partnership
Senior Notes").   The Partnership has filed a registration
statement with the SEC to exchange the 2001 Partnership Senior Notes for notes with substantially identical terms and expects to complete the exchange during the third quarter of 2001. The indenture under which the 2001 Partnership Senior Notes were issued does not limit the amount of unsecured debt the Partnership may incur, but does contain material financial covenants, including restrictions on incurrence of secured indebtedness. The proceeds from the 2001 Partnership Senior Notes were used to fund a portion of the acquisition of Bear Paw Energy (see Note 2 - Notes to Consolidated Financial Statements).

   The Partnership entered into a $200 million three-year revolving credit agreement with certain financial institutions ("2001 Partnership Credit Agreement") in March 2001. The 2001 Partnership Credit Agreement is to be used for capital expenditures, acquisitions and general business purposes. The 2001 Partnership Credit Agreement replaced revolving credit agreements entered into in June 2000. At June 30, 2001, $32.0 million was outstanding under the 2001 Partnership Credit Agreement.

   In July 2001, the Partnership entered into interest rate swap agreements with notional amounts totaling $150 million that expire in March 2011. Under the interest rate swap agreements, the Partnership makes payments to counterparties at variable rates based on the London Interbank Offered Rate and in return receives payments based on a 7.10% fixed rate. The swaps were entered into to hedge the fluctuations in the market value of the 2001 Partnership Senior Notes.

   In April 2001 and May 2001, the Partnership sold 407,550 and 4,000,000 common units, respectively. In conjunction with the issuance of the additional common units, including the units issued for Bear Paw Energy in March 2001 (see Note 2 - Notes to Consolidated Financial Statements), the Partnership's general partners made capital contributions to the Partnership to maintain a 2% general partner interest in accordance with the partnership agreements. The net proceeds of the sale of common units and the general partners' capital contributions totaled approximately $173.2 million and were primarily used to repay amounts borrowed under the 2001 Partnership Credit Agreement.

   Short-term liquidity needs will be met by internal sources and through the credit facilities discussed above. Long-term capital needs may be met through the ability to issue long-term indebtedness as well as additional limited partner interests of the Partnership.

Cash Flows From Operating Activities

   Cash flows provided by operating activities increased $3.6 million to $98.4 million for the first half of 2001, as compared to the same period in 2000, due primarily to an increase in net income. This was partially offset by net cash outflows of approximately $4.7 million related to Northern Border Pipeline's rate case. During the first quarter of 2001, Northern Border Pipeline made refunds to its shippers totaling $6.8 million, which included approximately $2.1 million collected in the first quarter of 2001 with the remainder collected previously.

Cash Flows From Investing Activities

   The investment in unconsolidated affiliates of $6.2 million and $2.5 million for the first half of 2001 and 2000, respectively, primarily reflects capital contributions to Bighorn Gas Gathering.

   Acquisitions of businesses of $340.2 million for the first half of 2001 represents acquisitions of Midwestern Gas Transmission and assets in Alberta, Canada in April 2001 and the cash portion of the purchase price of Bear Paw Energy in March 2001. The purchase of Bear Paw Energy also involved the issuance of 5.7 million common units valued at $183.0 million, for a total purchase price of $381.7 million.

   Capital expenditures of $48.0 million for the first half of 2001 include $31.7 million for gas gathering and processing facilities and $16.3 million for interstate pipeline facilities. The expenditures for interstate pipeline facilities include $12.4 million for Northern Border Pipeline's Project 2000 (see Note 3 - Notes to Consolidated Financial Statements). For the same period in 2000, total capital expenditures were $4.1 million, which included $2.3 million related to Project 2000.

   Total capital expenditures, business acquisitions and investments in unconsolidated affiliates for 2001 are estimated to be $694 million, which includes $578 million expended through the end of the first half of 2001. Capital expenditures for the interstate pipelines are estimated to be $79 million, including approximately $61 million for Northern Border Pipeline's Project 2000. Northern Border Pipeline currently anticipates funding its 2001 capital expenditures primarily by using internal sources and borrowing on the Pipeline Credit Agreement. Capital expenditures for gas gathering and processing facilities are estimated to be $66 million and additional investments in unconsolidated affiliates are estimated to be $20 million for 2001. Total business acquisitions are estimated to be $529 million. The Partnership anticipates financing its capital requirements primarily by borrowing on the 2001 Partnership Credit Agreements and by issuing partnership interests.

Cash Flows From Financing Activities

   Cash flows provided by financing activities were $290.0 million for the first half of 2001 as compared to cash flows used in financing activities of $36.3 million for the first half of 2000. Cash distributions to the unitholders and the general partners increased $14.1 million to $53.4 million. The increase is due to both an increase in the number of common units outstanding and an increase in the distribution rate. The distributions paid in the first and second quarter of 2001 were $0.70 per unit and $0.7625 per unit, respectively, as compared to $0.65 per unit for both the first and second quarter of 2000. The net proceeds from the private offering of the 2001 Partnership Senior Notes totaled approximately $223.2 million. Borrowings under the 2001 Partnership Credit Agreement were $200.0 million for the first half of 2001.
The proceeds from the 2001 Partnership Senior Notes and the 2001 Partnership Credit Agreement were primarily used to fund the acquisition of Bear Paw Energy, Canadian assets and Midwestern
Gas Transmission discussed previously and to repay $47.3 million of indebtedness outstanding on a prior credit facility. For the first half of 2001, Northern Border Pipeline recognized a decrease in bank overdraft of $22.4 million. At December 31, 2000, Northern Border Pipeline reflected the bank overdraft primarily due to rate case refund checks outstanding. In March 2001, the Partnership paid approximately $4.3 million to terminate interest rate swap agreements (see Note 8 - Notes to Consolidated Financial Statements). Financing activities for 2001 reflect the issuance of partnership interests of $173.2 million, which was primarily used to repay amounts borrowed on the 2001 Partnership Credit Agreement of $168.0 million (see Note 6 - Notes to Consolidated Financial Statements).

New Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143, "Accounting for Asset Retirement Obligations." See Note 10 - Notes to Consolidated Financial Statements.

Information Regarding Forward Looking Statements

   The statements in this Quarterly Report that are not historical information are forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements include the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Notes to Consolidated Financial Statements" regarding Northern Border
Pipeline's efforts to pursue opportunities to further increase its capacity, Northern Border Pipeline's plans to issue debt and the Partnership's anticipated financing plans for its capital requirements. Although the Partnership believes that its expectations regarding future events are based on reasonable assumptions within the bounds of its knowledge of its business, it can give no assurance that its goals will be achieved or that its expectations regarding future developments will be realized. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include industry results, future demand for natural gas, availability of supplies of Canadian natural gas, political and regulatory developments that impact FERC proceedings involving
Northern Border Pipeline, Northern Border Pipeline's success in sustaining its positions in such proceedings or the success of intervenors in opposing Northern Border Pipeline's positions, competitive developments by Canadian and U.S. natural gas transmission peers, political and regulatory developments in Canada, and conditions of the capital markets and equity markets.


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

   The Partnership's recently acquired gas gathering and processing businesses are subject to certain contracts that give it quantities of natural gas and natural gas liquids as partial consideration for processing services. The income and cash flows from these contracts will be impacted by changes in these commodity prices. The Partnership has hedged a substantial portion of its expected commodity price risk under these contracts for 2001 and approximately one-fourth of its expected commodity price risk for 2002.

                     PART II. OTHER INFORMATION

           NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


ITEM 1. Legal Proceedings

   On July 31, 2001, the Assiniboine and Sioux Tribes of the Fort Peck Indian Reservation filed a lawsuit in Tribal Court against Northern Border Pipeline Company to collect more than $3 million in back taxes, together with interest and penalties. The lawsuit relates to a utilities tax on certain of Northern Border Pipeline's properties within the Fort Peck Reservation. Based on recent decisions by the federal courts and other defenses, the Partnership believes that the Tribes do not have the authority to impose the tax and that the lawsuit will not have a material adverse impact on the Partnership.

ITEM 6. Exhibits and Reports on Form 8-K

(a)   Exhibits.

   10.27 Employment Agreement between Northern Plains Natural Gas Company and William R. Cordes effective June 1, 2001.

(b)   Reports on Form 8-K.

   On May 16, 2001, the Partnership filed a Current Report on
Form 8-K in connection with the public offering of 4,455,218 common units representing limited partner interests in the Partnership by the Partnership and Northwest Border Pipeline Company (the "Selling Unitholder"), and up to 668,282 additional common units by the Selling Unitholder pursuant to an over-allotment option granted to the underwriters.

                             SIGNATURES



   Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NORTHERN BORDER PARTNERS, L.P.
                              (A Delaware Limited Partnership)

Date:  August 14, 2001        By:  JERRY L. PETERS
                                   Jerry L. Peters
                                   Chief Financial and Accounting
                                    Officer