Form 10-Q
period 2001-09-30
NORTHERN BORDER PARTNERS LP
filed 2002-02-11
CIK 909281

UNITED STATES SECURITIES AND EXCHANGE
			     COMMISSION
		       WASHINGTON, D.C. 20549
			      FORM 10-Q




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001




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



			       1 of 25

	   NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

			  TABLE OF CONTENTS




							      Page No.
PART I.   FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

       Consolidated Statement of Income -
	  Three Months Ended September 30, 2001 and 2000
	  and Nine Months Ended September 30, 2001 and 2000       3
       Consolidated Statement of Comprehensive Income -
	  Three Months Ended September 30, 2001 and 2000
	  and Nine Months Ended September 30, 2001 and 2000       3
       Consolidated Balance Sheet - September 30, 2001
	  and December 31, 2000                                   4
       Consolidated Statement of Cash Flows -
	  Nine Months Ended September 30, 2001 and 2000           5
       Consolidated Statement of Changes in Partners'
	  Equity - Nine Months Ended September 30, 2001           6
       Notes to Consolidated Financial Statements                 7

   ITEM 2.  Management's Discussion and Analysis of
	     Financial Condition and Results of Operations       15

   ITEM 3.  Quantitative and Qualitative Disclosures About
	     Market Risk                                         23

PART II.  OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                    24

   ITEM 6.  Exhibits and Reports on Form 8-K                     24

		    PART I. FINANCIAL INFORMATION

		    ITEM 1. FINANCIAL STATEMENTS

	   NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
		  CONSOLIDATED STATEMENT OF INCOME
	       (In Thousands, Except Per Unit Amounts)
			     (Unaudited)

				      Three Months Ended    Nine Months Ended
					 September 30,        September 30,
					2001       2000      2001       2000

OPERATING REVENUES, NET               $124,646   $83,550   $338,080   $247,603

OPERATING EXPENSES
 Product purchases                      12,188        --     29,704         --
 Operations and maintenance             23,389    13,802     64,042     41,360
 Depreciation and amortization          19,879    15,000     55,737     45,879
 Taxes other than income                 9,347     6,532     20,989     22,230

   Operating expenses                   64,803    35,334    170,472    109,469

OPERATING INCOME                        59,843    48,216    167,608    138,134

INTEREST EXPENSE, NET                   21,452    20,593     67,780     58,533

OTHER INCOME (EXPENSE)
 Equity earnings (losses) in
   unconsolidated affiliates               668      (473)     1,223     (1,130)
 Other income (expense)                    689     3,476     (1,392)     5,610

   Other income (expense)                1,357     3,003       (169)     4,480

MINORITY INTERESTS IN NET INCOME        10,661    10,288     30,917     27,735

NET INCOME BEFORE
 EXTRAORDINARY ITEMS                    29,087    20,338     68,742     56,346

EXTRAORDINARY LOSS FROM
 DEBT RESTRUCTURING                         --        --     (1,213)        --

NET INCOME TO PARTNERS                 $29,087   $20,338   $ 67,529   $ 56,346

NET INCOME PER UNIT                    $  0.65   $  0.66   $   1.69   $   1.85

NUMBER OF UNITS USED IN COMPUTATION     41,623    29,347     37,510     29,347

	   NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
	   CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
			   (In Thousands)
			     (Unaudited)
				      Three Months Ended   Nine Months Ended
					 September 30,       September 30,
					2001      2000      2001      2000

Net income to partners                $29,087   $20,338   $67,529   $56,346
Other comprehensive income:
 Transition adjustment from
   adoption of SFAS No. 133                --        --    22,183        --
 Change associated with current
   period hedging transactions         (6,631)       --      (558)       --
 Change associated with
   current period foreign
   currency translation                (2,021)       --      (127)       --

Total comprehensive income            $20,435   $20,338   $89,027   $56,346

  The accompanying notes are an integral part of these consolidated
			financial statements.


	      PART I. FINANCIAL INFORMATION (Continued)

	      ITEM 1. FINANCIAL STATEMENTS (Continued)

	   NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
		     CONSOLIDATED BALANCE SHEET
			   (In Thousands)
			     (Unaudited)

					       September 30,   December 31,
ASSETS                                             2001            2000

CURRENT ASSETS
 Cash and cash equivalents                      $   23,151      $   35,363
 Accounts receivable                                46,895          40,617
 Materials and supplies, at cost                     5,742           4,896
 Prepaid expenses                                    4,922             840
 Assets from price risk management activities        7,845              --
 Other                                               1,950              --

   Total current assets                             90,505          81,716

PROPERTY, PLANT AND EQUIPMENT
 Property, plant and equipment                   2,819,813       2,454,918
 Less: Accumulated provision for
   depreciation and amortization                   772,235         722,842

   Property, plant and equipment, net            2,047,578       1,732,076

INVESTMENTS AND OTHER ASSETS
 Investment in unconsolidated affiliates           230,285         221,625
 Goodwill                                          296,994          28,405
 Assets from price risk management activities       14,002              --
 Other                                              25,056          18,898

   Total investments and other assets              566,337         268,928

   Total assets                                 $2,704,420      $2,082,720


LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
 Current maturities of long-term debt           $  369,517      $   44,464
 Accounts payable                                   42,502          35,413
 Accrued taxes other than income                    29,307          28,493
 Accrued interest                                   12,159          15,635
 Other                                               1,250              --
 Accumulated provision for rate refunds                 --           4,726

   Total current liabilities                       454,735         128,731

LONG-TERM DEBT, NET OF CURRENT MATURITIES        1,062,038       1,127,498

MINORITY INTERESTS IN PARTNERS' EQUITY             249,350         248,098

RESERVES AND DEFERRED CREDITS                        8,704           6,119

PARTNERS' EQUITY
 Partner's capital                                 908,095         572,274
 Accumulated other comprehensive income             21,498              --

   Total partners' equity                          929,593         572,274

   Total liabilities and partners' equity       $2,704,420      $2,082,720


  The accompanying notes are an integral part of these consolidated
			financial statements.


	     PART I. FINANCIAL INFORMATION (Continued)

	      ITEM 1. FINANCIAL STATEMENTS (Continued)

	   NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
		CONSOLIDATED STATEMENT OF CASH FLOWS
			   (In Thousands)
			     (Unaudited)

						   Nine Months Ended
						      September 30,
						     2001      2000

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income to partners                            $ 67,529   $ 56,346
 Adjustments to reconcile net income to partners
  to net cash provided by operating activities,
  net of the effect of the acquired businesses:
   Depreciation and amortization                     56,011     46,083
   Minority interests in net income                  30,917     27,735
   Provision for rate refunds                         2,036     17,343
   Rate refunds paid                                 (6,762)        --
   Changes in components of working capital,
   net of the effect of the acquired businesses      11,012      4,347
   Other                                                806     (5,426)

      Total adjustments                              94,020     90,082

   Net cash provided by operating activities        161,549    146,428

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in unconsolidated affiliates             (9,202)    (8,766)
 Acquisitions of businesses                        (342,061)  (229,505)
 Capital expenditures for property, plant
   and equipment                                    (98,963)    (7,506)

   Net cash used in investing activities           (450,226)  (245,777)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash distributions to Unitholders and
   General Partners                                 (87,166)   (59,013)
 Distributions to Minority Interests                (31,438)   (29,449)
 Issuance of long-term debt                         826,103    431,148
 Retirement of long-term debt                      (567,388)  (217,807)
 Decrease in bank overdraft                         (22,437)        --
 Issuance of partnership interests, net             172,427         --
 Payments on termination of derivatives              (8,417)        --
 Long-term debt financing costs                      (5,219)    (2,338)

   Net cash provided by financing activities        276,465    122,541

NET CHANGE IN CASH AND CASH EQUIVALENTS             (12,212)    23,192

Cash and cash equivalents-beginning of period        35,363     22,927

Cash and cash equivalents-end of period            $ 23,151   $ 46,119

Supplemental Disclosures of Cash Flow Information:
 Cash paid for:
   Interest (net of amount capitalized)            $ 72,475   $ 64,840

Changes in components of working capital:
   Accounts receivable                             $  9,338   $ (3,297)
   Materials and supplies                              (451)    (1,770)
   Prepaid expenses                                  (3,066)      (488)
   Other current assets                              (1,950)        --
   Under/over recovered cost of service                  --      8,410
   Accounts payable                                   9,374      2,323
   Accrued taxes other than income                      534      2,572
   Other current liabilities                            709         --
   Accrued interest                                  (3,476)    (3,403)

    Total                                          $ 11,012   $  4,347

  The accompanying notes are an integral part of these consolidated
			financial statements.

	      PART I. FINANCIAL INFORMATION (Continued)

	      ITEM 1. FINANCIAL STATEMENTS (Continued)

	   NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
	CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
			   (In Thousands)
			     (Unaudited)

								Accumulated
								   Other
					 General     Common    Comprehensive    Total
					 Partners    Units         Income       Equity

 Balance at December 31, 2000            $11,445    $560,829      $    --      $572,274

 Net income to partners                    4,296      63,233           --        67,529

 Transition adjustment from
   adoption of SFAS No. 133                   --          --       22,183        22,183

 Change associated with current
   period hedging transactions                --          --         (558)         (558)

 Change associated with current
   period foreign currency translation        --          --         (127)         (127)

 Issuance of partnership
   interests, net                          7,109     348,349           --       355,458

 Distributions to partners                (4,688)    (82,478)          --       (87,166)

 Balance at September 30, 2001           $18,162    $889,933      $21,498      $929,593


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

   The Partnership owns a 70% general partner interest in Northern Border Pipeline Company. Crestone Energy Ventures, L.L.C.; Bear Paw Energy, L.L.C.; Border Midstream Services, Ltd.; Midwestern Gas Transmission Company; and Black Mesa Holdings, Inc. are wholly-owned subsidiaries of the Partnership. Crestone Energy Ventures owns Crestone Gathering Services, L.L.C.; a 49% common membership interest and a 100% class A share interest in Bighorn Gas Gathering, L.L.C.; a 33% interest in Fort Union Gas Gathering, L.L.C.; and a 35% interest in Lost Creek Gathering, L.L.C.

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

   On April 4, 2001, Border Midstream Services completed the acquisition of the Mazeppa and Gladys gas processing plants, gas gathering systems and a minority interest in the Gregg Lake/Obed Pipeline for $70 million (Canadian) or $45 million (U.S.). The Mazeppa and Gladys plants, which are located near Calgary, Alberta, have a combined capacity of 87 million cubic feet per day. The Gregg Lake/Obed Pipeline system, which is located near Edmonton, Alberta, is comprised of 85 miles of gathering lines with a capacity of approximately 150 million cubic feet per day.

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

   The following is a summary of the effects of the acquisitions made in the first nine months of 2001 on the Partnership's consolidated financial position (amounts in thousands):

     Current assets                                 $  17,257
     Property, plant and equipment                    266,298
     Investments in unconsolidated affiliates           1,059
     Goodwill                                         272,309
     Other assets                                       2,536
     Current liabilities                              (23,455)
     Long-term debt, including current maturities     (13,113)
     Other liabilities                                   (498)
     Accumulated other comprehensive income             2,699
     Common units issued by the Partnership          (183,031)

	  Net cash paid                             $ 342,061

   If the acquisitions made in 2001 had occurred at the beginning of 2001, the Partnership's consolidated operating revenues would have been $383 million, net income to partners would have been $68 million and net income per unit would have been $1.69 for the nine months ended September 30, 2001. These unaudited pro forma results are for illustrative purposes only and are not necessarily indicative of the operating results that would have occurred had the business acquisitions been consummated at that date, nor are they necessarily indicative of future operating results.

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

Certificate Application

   On March 16, 2000, the FERC issued an order granting Northern Border Pipeline's application for a certificate to construct and operate an expansion and extension of its pipeline system into Indiana ("Project 2000"). The facilities for Project 2000 were placed into service on October 1, 2001, which was one month earlier than its targeted in-service date. The capital expenditures for the project are expected to be approximately $70 million, of which $57.9 million had been incurred through September 30, 2001.

4. CREDIT FACILITIES AND LONG-TERM DEBT

   In September 2001, Northern Border Pipeline completed a private offering of $250 million of 7.50% Senior Notes due 2021 ("2001 Pipeline Senior Notes"). Northern Border Pipeline also entered into a registration rights agreement with the initial purchasers in the private offering in which Northern Border Pipeline agreed, among other things, to use its reasonable best efforts to exchange the 2001 Pipeline Senior Notes for notes registered under the Securities Act of 1933 with substantially identical terms. The indenture under which the 2001 Pipeline Senior Notes were issued does not limit the amount of unsecured debt Northern Border Pipeline may incur, but it does contain material financial covenants, including restrictions on incurrence of secured indebtedness. The proceeds from the 2001 Pipeline Senior Notes were used to reduce indebtedness outstanding.

   In March 2001, the Partnership completed a private offering of $225 million of 7.10% Senior Notes due 2011 ("2001 Partnership Senior Notes"). The 2001 Partnership Senior Notes were subsequently exchanged in a registered offering for notes with substantially identical terms. The indenture under which the 2001 Partnership Senior Notes were issued does not limit the amount of unsecured debt the Partnership may incur, but it does contain material financial covenants, including restrictions on incurrence of secured indebtedness. The proceeds from the 2001 Partnership Senior Notes were used to fund a portion of the acquisition of Bear Paw Energy (see Note 2).

   The Partnership entered into a $200 million three-year revolving credit agreement with certain financial institutions ("2001 Partnership Credit Agreement") in March 2001. The 2001 Partnership Credit Agreement is to be used for capital expenditures, acquisitions and general business purposes. The 2001 Partnership Credit Agreement permits the Partnership to choose among various interest rate options, to specify the portion of the borrowings to be covered by specific interest rate options and to specify the interest rate period. The Partnership is required to pay a fee on the principal commitment amount of $200 million. The 2001 Partnership Credit Agreement replaced revolving credit agreements entered into in June 2000. At September 30, 2001, $47.0 million was outstanding under the 2001 Partnership Credit Agreement at an average effective interest rate of 4.60%.

   In June 2001, the Partnership repaid Black Mesa's 10.7% Secured Senior Notes due May 2004. The total repayment of approximately $13.6 million consisted of remaining principal and interest of $12.4 million and an early payment premium of $1.2 million. The early payment premium is reflected as an extraordinary loss on the consolidated statement of income.

5. BUSINESS SEGMENT INFORMATION

   The Partnership's reportable segments are strategic business units that offer different services. The Partnership evaluates performance based on EBITDA (net income before minority interests; interest expense; and depreciation and amortization, including goodwill amortization netted against equity earnings in unconsolidated affiliates).

					  Gas
				       Gathering
					  and
			  Interstate   Processing     Coal
   (In thousands)          Pipeline       (a)        Slurry    Other(b)   Total

   Three Months Ended
     September 30, 2001
   Revenues from
     external customers    $ 81,333     $37,843     $ 5,470    $    --   $124,646
   EBITDA                    63,966      16,351       2,182       (407)    82,092

   Three Months Ended
     September 30, 2000
   Revenues from
     external customers    $ 78,241     $    --     $ 5,309    $    --   $ 83,550
   EBITDA                    64,850        (140)      2,012       (122)    66,600

   Nine Months Ended
     September 30, 2001
   Revenues from
     external customers    $237,479     $84,111     $16,490    $    --   $338,080
   EBITDA                   190,056      34,435       6,254     (3,834)   226,911

   Nine Months Ended
     September 30, 2000
   Revenues from
     external customers    $231,828     $    --     $15,775    $    --   $247,603
   EBITDA                   184,935        (461)      5,640       (843)   189,271

 Total assets by segment are as follows:

				  September 30,   December 31,
   (In thousands)                     2001            2000

   Interstate Pipeline             $1,870,833      $1,768,505
   Gas Gathering and Processing       785,402         279,855
   Coal Slurry                         22,375          29,605
   Other (b)                           25,810           4,755

   Total Assets                    $2,704,420      $2,082,720

(a) Gas gathering and processing operating results commence from the date of the acquisition of gas gathering and processing businesses in September 2000, except for equity earnings of Bighorn Gas Gathering, which commenced in January 2000.
(b) Includes other items not allocable to segments.

6. PARTNERS' CAPITAL

   In April 2001 and May 2001, the Partnership sold 407,550 and 4,000,000 common units, respectively. In conjunction with the issuance of the additional common units, including the units issued for Bear Paw Energy in March 2001 (see Note 2), the Partnership's general partners made capital contributions to the Partnership to maintain a 2% general partner interest in accordance with the partnership agreements. The net proceeds from the sale of common units and the general partners' capital contributions totaled approximately $172.4 million and were primarily used to repay amounts borrowed under the 2001 Partnership Credit Agreement.

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

7. NET INCOME PER UNIT

   Net income per unit is computed by dividing net income, after deduction of the general partners' allocation, by the weighted average number of outstanding common units. The general partners' allocation is equal to an amount based upon their collective 2% general partner interest adjusted for incentive distributions. The distribution to partners amount shown on the accompanying consolidated statement of changes in partners' equity includes incentive distributions to the general partners of approximately $2.9 million.

   On October 22, 2001, the Partnership declared a cash distribution of $0.7625 per unit ($3.05 per unit on an annualized basis) for the quarter ended September 30, 2001. The distribution is payable November 14, 2001, to unitholders of record at October 31, 2001.

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

   In March 2001, Northern Border Pipeline entered into forward starting interest rate swaps with notional amounts totaling $200 million related to the planned issuance of 10-year and 30-year fixed rate debt. Upon issuance of the 2001 Pipeline Senior Notes in September 2001, Northern Border Pipeline paid approximately $4.1 million to terminate the swaps, of which $2.9 million was recorded in accumulated other comprehensive income and $1.2 million was recorded as an adjustment to minority interests in partners' equity. The swaps were designated as cash flow hedges as they were entered into to hedge the fluctuations in Treasury rates and spreads between the execution date of the swaps and the issuance of the 2001 Pipeline Senior Notes.

   During the three months and nine months ended September 30, 2001, the Partnership amortized approximately $0.5 million and $1.6 million, respectively, related to the terminated derivatives, as a reduction to interest expense from accumulated other comprehensive income. The Partnership expects to amortize approximately $0.5 million in the fourth quarter of 2001.

   Bear Paw Energy, which was acquired by the Partnership in March 2001 (see Note 2), periodically enters into commodity derivatives contracts and fixed-price physical contracts. Bear Paw Energy primarily utilizes price swaps and collars, which have been designated as cash flow hedges, to hedge Bear Paw Energy's exposure to gas and natural gas liquid price volatility. The price swaps and collars that Bear Paw Energy had in place when it was acquired by the Partnership were redesignated as hedges upon acquisition. Bear Paw Energy has entered into certain commodity price swap arrangements with Enron North America Corp. ("ENA"), a wholly-owned subsidiary of Enron Corp. At September 30, 2001, Bear Paw Energy recognized a non-cash gain in accumulated other comprehensive income of approximately $7.8 million, of which approximately $6.65 million relates to the ENA commodity price swap arrangements, with a corresponding amount reflected in current assets on the accompanying consolidated balance sheet.

   During the third quarter of 2001, the Partnership entered into interest rate swaps with notional amounts totaling $225 million. Under the interest rate swap agreements, the Partnership makes payments to counterparties at variable rates based on the London Interbank Offered Rate and in return receives payments based on a 7.10% fixed rate. At September 30, 2001, the average effective interest rate on the interest rate swaps was 6.11%. The swaps have been designated as fair value hedges as they were entered into to hedge the fluctuations in the market value of the 2001 Partnership Senior Notes. A non-cash gain of approximately $14.0 million is reflected in long-term assets and long-term debt on the accompanying consolidated balance sheet.

9. NEW ACCOUNTING PRONOUNCEMENTS

   In the third quarter of 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS No. 142 modifies the accounting and reporting of goodwill and intangible assets. It requires entities to discontinue the amortization of goodwill, reallocate goodwill among its reporting segments and perform initial impairment tests by applying a fair-value-based analysis on the goodwill in each reporting segment. Subsequent to the initial adoption, goodwill shall be tested for impairment annually or more frequently if circumstances indicate a possible impairment. For goodwill and intangible assets on the balance sheet at June 30, 2001, the provisions of SFAS No. 142 must be applied to fiscal years beginning after December 15, 2001. At September 30, 2001, the Partnership's balance sheet included goodwill of approximately $482 million. Estimated annual amortization is approximately $16 million.

   SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

   SFAS No. 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30. This standard is effective for fiscal years beginning after December 15, 2001. The Partnership is in the process of evaluating the application of these pronouncements.

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

   Crestone Energy Ventures acquired its interests in Fort Union Gas Gathering, Lost Creek Gathering, Crestone Gathering Services, and a portion of Bighorn Gas Gathering in September 2000. Prior to that time, Crestone Energy Ventures' sole asset was its investment in Bighorn Gas Gathering.

   During 2001, the following acquisitions have been made: Bear Paw Energy in late March; the Mazeppa and Gladys gas processing plants, gas gathering systems and a minority interest in the Gregg Lake/Obed Pipeline in early April; and Midwestern Gas Transmission in late April (see Note 2 - Notes to Consolidated Financial Statements).

Third Quarter 2001 Compared With Third Quarter 2000

   Operating revenues, net increased $41.1 million (49%) for the third quarter of 2001, as compared to the same period in 2000, due primarily to $37.8 million of revenues from the gas gathering and processing businesses acquired in 2001.

   Operating revenues from the interstate pipelines increased $3.1 million due primarily to $3.4 million of revenues from Midwestern Gas Transmission partially offset by a $0.3 million decrease attributable to Northern Border Pipeline. Northern Border Pipeline's operating revenues reflect the rate case settlement discussed above.

   Product purchases of $12.2 million recorded in the third quarter of 2001 represent amounts incurred by Bear Paw. In conjunction with its gathering and processing activities, Bear Paw receives the natural gas stream from producers. Upon sale of the natural gas liquids and residue that it processes in its facilities, Bear Paw pays the producers based upon a percentage of the gross proceeds.

   Operations and maintenance expense increased $9.6 million (69%) for the third quarter of 2001, as compared to the same period in 2000, due primarily to $11.3 million of expense from the gas gathering and processing segment. Operations and maintenance expense from the interstate pipelines decreased $1.6 million due primarily to a decrease in Northern Border Pipeline's expense by $2.9 million (28%) partially offset by $1.3 million of expense from Midwestern Gas Transmission. Northern Border Pipeline's operations and maintenance expense decreased due primarily to a decrease in Northern Border Pipeline's regulatory commission expense and decreased costs to operate its two electric-powered compressor units.

   Depreciation and amortization expense increased $4.9 million (33%) for the third quarter of 2001, as compared to the same period in 2000, due primarily to $4.6 million of expense from the gas gathering and processing segment. Depreciation and amortization expense from the interstate pipelines increased $0.7 million due primarily to expense from Midwestern Gas Transmission. Depreciation and amortization expense in the third quarter of 2001 and 2000 includes goodwill amortization of $2.1 million and $0.1 million, respectively. See "New Accounting Pronouncements" for discussion of a recently issued accounting pronouncement that will impact goodwill amortization in 2002.

   Taxes other than income increased $2.8 million (43%) for the third quarter of 2001, as compared to the same period in 2000, due primarily to an increase in Northern Border Pipeline's expense by $2.1 million (32%) and $0.6 million of expense from the gas gathering and processing segment. The increase in Northern Border Pipeline's taxes other than income is due primarily to adjustments to previous estimates of ad valorem taxes for increases in property valuations.

   Consolidated interest expense increased $0.9 million (4%) for the third quarter of 2001, as compared to the same period in 2000. Interest expense for the Partnership increased approximately $5.0 million (132%) for the third quarter of 2001, as compared to the same period in 2000, due to additional borrowings partially offset by a decrease in the Partnership's average interest rate. In June 2000 and September 2000, the Partnership issued $250 million of 8 7/8% Senior Notes, and in March 2001, the Partnership issued $225 million of 7.10% Senior Notes. The additional borrowings were made primarily for the acquisition of gas gathering and processing businesses during 2000 and the acquisitions made in March 2001 and April 2001 (see Note 2 - Notes to Consolidated Financial Statements). Interest expense attributable to Northern Border Pipeline decreased $3.7 million (23%) for the third quarter of 2001, as compared to the same period in 2000, due to a decrease in Northern Border Pipeline's average interest rate.

   Other income (expense) decreased $1.6 million (55%) for the third quarter of 2001, as compared to the same period in 2000. Other income (expense) for the third quarter of 2000 included $2.7 million of income due to a reduction in reserves previously established for regulatory issues by Northern Border Pipeline. Equity earnings in unconsolidated affiliates increased $1.1 million to $0.7 million for the third quarter of 2001 as compared to the same period in 2000. Goodwill amortization netted against equity earnings in unconsolidated affiliates totaled $1.6 million and $0.3 million in the third quarter of 2001 and 2000, respectively. See "New Accounting Pronouncements" for discussion of a recently issued accounting pronouncement that will impact goodwill amortization in 2002.

Nine Months Ended September 30, 2001 Compared With Nine Months Ended September 30, 2000

   Operating revenues, net increased $90.5 million (37%) for the first nine months of 2001, as compared to the same period in 2000, due primarily to $84.1 million of revenues from the gas gathering and processing businesses acquired in 2001. Operating revenues from the interstate pipelines increased $5.7 million due primarily to $5.6 million of revenues from Midwestern Gas Transmission and a $0.1 million increase attributable to Northern Border Pipeline. Northern Border Pipeline's operating revenues reflect the rate case settlement discussed above.

   Product purchases of $29.7 million recorded in the first nine months of 2001 represent amounts incurred by Bear Paw. In conjunction with its gathering and processing activities, Bear Paw receives the natural gas stream from producers. Upon sale of the natural gas liquids and residue that it processes in its facilities, Bear Paw pays the producers based upon a percentage of the gross proceeds.

   Operations and maintenance expense increased $22.7 million (55%) for the first nine months of 2001, as compared to the same period in 2000, due primarily to $25.6 million of expense from the gas gathering and processing segment. Operations and maintenance expense from the interstate pipelines decreased $3.5 million due primarily to a decrease in Northern Border Pipeline's expense by $5.2 million (17%) partially offset by $1.8 million of expense from Midwestern Gas Transmission. Northern Border Pipeline's operations and maintenance expense decreased due primarily to a decrease in Northern Border Pipeline's regulatory commission expense, decreased costs to operate its two electric-powered compressor units and decreased administrative expenses for the pipeline.

   Depreciation and amortization expense increased $9.9 million (21%) for the first nine months of 2001, as compared to the same period in 2000, due primarily to $9.5 million of expense from the gas gathering and processing segment. Depreciation and amortization expense from the interstate pipelines increased $0.8 million due primarily to $1.5 million of expense from Midwestern Gas Transmission offset by a decrease in Northern Border Pipeline's expense by $0.7 million. Depreciation and amortization expense in the first nine months of 2001 and 2000 includes goodwill amortization of $4.7 million and $0.3 million, respectively. See "New Accounting Pronouncements" for discussion of a recently issued accounting pronouncement that will impact goodwill amortization in 2002.

   Taxes other than income decreased $1.2 million (6%) for the first nine months of 2001, as compared to the same period in 2000, due primarily to a decrease in Northern Border Pipeline's expense by $2.6 million (12%) offset by $1.1 million of expense from the gas gathering and processing segment. The decrease in Northern Border Pipeline's taxes other than income is due primarily to adjustments to previous estimates of ad valorem taxes.

   Consolidated interest expense increased $9.2 million (16%) for the first nine months of 2001, as compared to the same period in 2000. Interest expense for the Partnership increased approximately $18.4 million (225%) for the first nine months of 2001, as compared to the same period in 2000, due to additional borrowings. In June 2000 and September 2000, the Partnership issued $250 million of 8 7/8% Senior Notes, and in March 2001, the Partnership issued $225 million of 7.10% Senior Notes. The additional borrowings were made primarily for the acquisition of gas gathering and processing businesses during 2000 and the acquisitions made in March 2001 and April 2001 (see Note 2 - Notes to Consolidated Financial Statements). Interest expense attributable to Northern Border Pipeline decreased $7.6 million (15%) for the first nine months of 2001, as compared to the same period in 2000, due to a decrease in Northern Border Pipeline's average interest rate and a decrease in average debt outstanding.

   Other income (expense) decreased $4.6 million for the first nine months of 2001, as compared to the same period in 2000. Other income (expense) for the first nine months of 2001 includes a charge of approximately $1.7 million for an uncollectible receivable from a telecommunications company that had purchased excess capacity on Northern Border Pipeline's communication system. In the first nine months of 2000, Northern Border Pipeline had recorded approximately $1.4 million of income from the purchase of excess capacity by the telecommunications company. Other income (expense) for the first nine months of 2000 also included $2.7 million of income due to a reduction in reserves previously established for regulatory issues by Northern Border Pipeline. The results for 2001 include non-recurring charges of $2.4 million, primarily related to a loss on a forward purchase of Canadian dollars to fund the acquisition of gathering and processing assets in Alberta (see Note 2 - Notes to Consolidated Financial Statements). Equity earnings in unconsolidated affiliates increased $2.4 million to $1.2 million for the first nine months of 2001 as compared to the same period in 2000. Goodwill amortization netted against equity earnings in unconsolidated affiliates totaled $4.7 million and $0.7 million in the first nine months of 2001 and 2000, respectively. See "New Accounting Pronouncements" for discussion of a recently issued accounting pronouncement that will impact goodwill amortization in 2002.

   The extraordinary loss from debt restructuring of $1.2 million recorded in the first nine months of 2001 relates to Black Mesa's 10.7% Secured Senior Notes, which were repaid by the Partnership prior to maturity (see Note 4 - Notes to Consolidated Financial Statements).

Liquidity and Capital Resources

General

   Northern Border Pipeline had previously entered into a 1997 credit agreement ("Pipeline Credit Agreement") with certain financial institutions, which is comprised of a $100 million five-year revolving credit facility and a $289 million term loan, both maturing in June 2002. At September 30, 2001, no amounts were outstanding under the five-year revolving credit facility. Northern Border Pipeline anticipates refinancing the Pipeline Credit Agreement in the first quarter of 2002.

   At September 30, 2001, Northern Border Pipeline also had outstanding $143 million of senior notes issued in a $250 million private placement under a July 1992 note purchase agreement. The note purchase agreement provides for four series of notes, Series A through D, maturing between August 2000 and August 2003. The Series A Notes with a principal amount of $66 million and Series B Notes with a principal amount of $41 million were repaid in August 2000 and August 2001, respectively. The Series C Notes with a principal amount of $78 million mature in August 2002.

   In September 2001, Northern Border Pipeline completed a private offering of $250 million of 7.50% Senior Notes due 2021 ("2001 Pipeline Senior Notes"). Northern Border Pipeline also entered into a registration rights agreement with the initial purchasers in the private offering in which Northern Border Pipeline agreed, among other things, to use its reasonable best efforts to exchange the 2001 Pipeline Senior Notes for notes registered under the Securities Act of 1933 with substantially identical terms. The indenture under which the 2001 Pipeline Senior Notes were issued does not limit the amount of unsecured debt Northern Border Pipeline may incur, but it does contain material financial covenants, including restrictions on incurrence of secured indebtedness. The proceeds from the 2001 Pipeline Senior Notes were used to reduce indebtedness outstanding under the Pipeline Credit Agreement.

   The Partnership completed a private offering of $250 million of 8 7/8% Senior Notes due 2010 ("2000 Partnership Senior Notes") during 2000. The 2000 Partnership Senior Notes were subsequently exchanged in a registered offering for notes with substantially identical terms. The proceeds from the 2000 Partnership Senior Notes were used in acquisitions made by the Partnership in June 2000 and September 2000.

   In March 2001, the Partnership completed a private offering of $225 million of 7.10% Senior Notes due 2011 ("2001 Partnership Senior Notes"). The 2001 Partnership Senior Notes were subsequently exchanged in a registered offering for notes with substantially identical terms. The indenture under which the 2001 Partnership Senior Notes were issued does not limit the amount of unsecured debt the Partnership may incur, but it does contain material financial covenants, including restrictions on incurrence of secured indebtedness. The proceeds from the 2001 Partnership Senior Notes were used to fund a portion of the acquisition of Bear Paw Energy (see Note 2 - Notes to Consolidated Financial Statements).

   The Partnership entered into a $200 million three-year revolving credit agreement with certain financial institutions ("2001 Partnership Credit Agreement") in March 2001. The 2001 Partnership Credit Agreement is to be used for capital expenditures, acquisitions and general business purposes. The 2001 Partnership Credit Agreement replaced revolving credit agreements entered into in June 2000. At September 30, 2001, $47.0 million was outstanding under the 2001 Partnership Credit Agreement.

   In the third quarter of 2001, the Partnership entered into interest rate swap agreements with notional amounts totaling $225 million that expire in March 2011. Under the interest rate swap agreements, the Partnership makes payments to counterparties at variable rates based on the London Interbank Offered Rate and in return receives payments based on a 7.10% fixed rate. The swaps were entered into to hedge the fluctuations in the market value of the 2001 Partnership Senior Notes.

   In April 2001 and May 2001, the Partnership sold 407,550 and 4,000,000 common units, respectively. In conjunction with the issuance of the additional common units, including the units issued for Bear Paw Energy in March 2001 (see Note 2 - Notes to Consolidated Financial Statements), the Partnership's general partners made capital contributions to the Partnership to maintain a 2% general partner interest in accordance with the partnership agreements. The net proceeds of the sale of common units and the general partners' capital contributions totaled approximately $172.4 million and were primarily used to repay amounts borrowed under the 2001 Partnership Credit Agreement.

   Short-term liquidity needs will be met by internal sources and through the credit facilities discussed above. Long-term capital needs may be met through the ability to issue long-term indebtedness as well as additional limited partner interests of the Partnership.

Cash Flows From Operating Activities

   Cash flows provided by operating activities increased $15.1 million to $161.5 million for the first nine months of 2001, as compared to the same period in 2000, due primarily to an increase in net income. This was partially offset by net cash outflows of approximately $4.7 million related to Northern Border Pipeline's rate case. During the first quarter of 2001, Northern Border Pipeline made refunds to its shippers totaling $6.8 million, which included approximately $2.1 million collected in the first quarter of 2001 with the remainder collected previously.

Cash Flows From Investing Activities

   The investment in unconsolidated affiliates of $9.2 million and $8.8 million for the first nine months of 2001 and 2000, respectively, primarily reflects capital contributions to Bighorn
Gas Gathering.

   Acquisitions of businesses of $342.1 million for the first nine months of 2001 represents acquisitions of Midwestern Gas Transmission and assets in Alberta, Canada in April 2001 and the cash portion of the purchase price of Bear Paw Energy in March 2001. The purchase of Bear Paw Energy also involved the issuance of 5.7 million common units valued at $183.0 million, for a total purchase price of $381.7 million. The acquisitions of businesses for the first nine months of 2000 included the acquisition of gas gathering businesses in the Powder River and Wind River basins in Wyoming for approximately $208.7 million and the acquisition of 80% of the non-voting class A shares in Bighorn Gas Gathering for approximately $20.8 million

   Capital expenditures of $99.0 million for the first nine months of 2001 include $46.1 million for gas gathering and processing facilities and $52.7 million for interstate pipeline facilities.
The expenditures for interstate pipeline facilities include $46.3 million for Northern Border Pipeline's Project 2000 (see Note 3 - Notes to Consolidated Financial Statements). For the same period in 2000, total capital expenditures were $7.5 million, which included $3.3 million related to Project 2000.

   Total capital expenditures, business acquisitions and investments in unconsolidated affiliates for 2001 are estimated to be $692 million, which includes $633 million expended through the first nine months of 2001. Capital expenditures for the interstate pipelines are estimated to be $65 million, including approximately $54 million for Northern Border Pipeline's Project 2000. Northern Border Pipeline currently anticipates funding its 2001 capital expenditures primarily by using internal sources and borrowing on the Pipeline Credit Agreement. Capital expenditures for gas gathering and processing facilities are estimated to be $78 million and additional investments in unconsolidated affiliates are estimated to be $21 million for 2001. Total business acquisitions are estimated to be $528 million. The Partnership anticipates financing its future capital requirements primarily by borrowing on the 2001 Partnership Credit Agreements and by issuing partnership interests.

Cash Flows From Financing Activities

   Cash flows provided by financing activities increased $153.9 million to $276.5 million for the first nine months of 2001 as compared to the same period in 2000. Cash distributions to the unitholders and the general partners increased $28.2 million to $87.2 million. The increase is due to both an increase in the number of common units outstanding and an increase in the distribution rate. The distributions paid in the first, second and third quarter of 2001 were $0.70 per unit, $0.7625 per unit and $0.7625 per unit, respectively, as compared to $0.65 per unit paid in the first three quarters of 2000.

   During the first nine months of 2001, issuances of long-term debt included: net proceeds from the private offering of the 2001 Partnership Senior Notes of approximately $223.2 million; borrowings under the 2001 Partnership Credit Agreement of $215.0 million; net proceeds from the issuance of the 2001 Pipeline Senior Notes of approximately $247.2 million; and borrowings under the Pipeline Credit Agreement of $116.0 million. The proceeds from the 2001 Partnership Senior Notes and the 2001 Partnership Credit Agreement were primarily used to fund the acquisition of Bear Paw Energy, Canadian assets and Midwestern Gas Transmission discussed previously and to repay $47.3 million of indebtedness outstanding. The proceeds from the 2001 Pipeline Senior Notes were used for repayment of amounts borrowed under the Pipeline Credit Agreement. During the first nine months of 2000, issuances of long-term debt included: net proceeds from the private offering of the 2000 Partnership Senior Notes of approximately $252.0 million; borrowings under the Partnership's prior credit facility of $102.5 million; and borrowings under the Pipeline Credit Agreement of $75.0 million.
The net proceeds of the 2000 Partnership Senior Notes and the Partnership's prior credit facility were primarily used to repay the Partnership's existing indebtedness of $119.5 million, to fund the acquisition of the Bighorn Gas Gathering class A shares of $20.8 million and to fund the acquisition of gas gathering businesses. In August 2001 and August 2000, Northern Border Pipeline repaid its Series B and A Notes of $41 million and $66 million, respectively, primarily by borrowing under the Pipeline Credit Agreement.

   For the nine months of 2001, Northern Border Pipeline recognized a decrease in bank overdraft of $22.4 million. At December 31, 2000, Northern Border Pipeline reflected the bank overdraft primarily due to rate case refund checks outstanding. In March 2001, the Partnership paid approximately $4.3 million to terminate interest rate swap agreements and in September 2001, Northern Border Pipeline paid approximately $4.1 million to terminate interest rate swap agreements (see Note 8 - Notes to Consolidated Financial Statements). Financing activities for 2001 reflect the issuance of partnership interests of $172.4 million, which was primarily used to repay amounts borrowed on the 2001 Partnership Credit Agreement of $168.0 million (see Note 6 - Notes to Consolidated Financial Statements).

New Accounting Pronouncements

   In the third quarter of 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." See Note 10 - Notes to Consolidated Financial Statements.

Relationships with Enron and Recent Developments Involving Enron

	There have been several recent developments involving Enron that could have an impact on the Partnership. The trading prices for Enron's common stock have experienced substantial declines during 2001, and multiple class action lawsuits have been filed against Enron alleging violations of securities laws. On
October 16, 2001, Enron announced a loss for the quarter ended September 30, 2001 due in part to the early termination of certain structured finance arrangements with a related entity. In connection with the early termination, Enron's shareholders' equity was reduced by approximately $1.2 billion. Enron also announced the commencement of an investigation by the SEC with respect to related party transactions and appointed a special committee of directors to examine and take appropriate action with respect to such transactions. On November 8, 2001, Enron filed with the SEC a current report on Form 8-K that reported that Enron will restate its financial statements for 1997 through 2000 and for the first two quarters of 2001. Enron's filing indicated that the restatements would have no material impact on its shareholders' equity at September 30, 2001. On November 9, 2001, Enron announced that it had entered into a merger agreement with Dynegy Inc. ("Dynegy"), a Houston-based energy trading and power company. Enron stated that, upon consummation of the proposed merger, its shareholders will receive shares in a combined company to be called Dynegy Inc. The announcement stated that Dynegy will make an immediate equity infusion into Enron in the amount of $1.5 billion.

	Some of the recent events have resulted in the downgrading of the obligations of Enron and certain of its subsidiaries by credit rating agencies. For example, Moody's Investors Service downgraded the senior unsecured debt ratings of Enron to Baa3 and Standard & Poor's lowered its long-term corporate credit rating on Enron to BBB-. The Partnership notes that Enron's senior debt continues to be rated investment grade by the major rating agencies.

	The Partnership has a number of relationships with Enron and its subsidiaries. Through Enron's ownership of two of the Partnership's general partners, Enron is able to elect members with a majority of the voting power on the partnership policy committee and Northern Border Pipeline's management committee. Northern Plains Natural Gas Company and NBP Services Corporation, wholly-owned subsidiaries of Enron, provide operating and administrative services for the Partnership and its subsidiaries. Certain of the services are provided through other subsidiaries of Enron. Enron North America Corp. ("ENA"), a wholly-owned subsidiary of Enron, is one of Northern Border Pipeline's firm shippers and is obligated as of September 30, 2001, to pay for 6.3% of Northern Border Pipeline's capacity, consisting of (i) approximately 2.4% of Northern Border Pipeline's capacity, equating to approximately $8 million in annual revenues, representing firm demand contracts, and (ii) approximately 3.9% of Northern Border Pipeline's capacity, equating to approximately $12 million in annual revenues, representing temporary capacity releases from other shippers who would be responsible for payment in the event of a default in payment by ENA. ENA is obligated under a services agreement to pay a variable fee, which for the month of September 2001 was approximately $1.2 million, for certain gathering services for customers of Crestone Gathering Services, which is a wholly-owned subsidiary of the Partnership. In the event ENA's agreement is terminated, the customers of Crestone Gathering Services would be obligated to pay the fee. Subsidiaries of the Partnership have entered into certain commodity price swap arrangements with ENA in order to hedge risks of changes in commodity prices. At September 30, 2001 a non-cash gain of $6.65 million on these agreements is reflected in accumulated other comprehensive income with a corresponding amount reflected in current assets on the Partnership's consolidated balance sheet. The Partnership could be adversely affected if Enron or any of its subsidiaries were to fail to perform its contractual obligations under contracts with the Partnership or its subsidiaries.

	The Partnership plans to continue to assess the impact of developments involving Enron on its existing agreements and relationships with Enron and its subsidiaries.

Information Regarding Forward Looking Statements

   The statements in this Quarterly Report that are not historical information are forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements include the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Notes to Consolidated Financial Statements" regarding Northern Border Pipeline's plans to issue debt and the Partnership's anticipated financing plans for its capital requirements. Although the Partnership believes that its expectations regarding future events are based on reasonable assumptions within the bounds of its knowledge of its business, it can give no assurance that its goals will be achieved or that its expectations regarding future developments will be realized. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include industry results, future demand for natural gas, availability of supplies of Canadian natural gas, political and regulatory developments that impact FERC proceedings involving the regulated pipelines, those regulated pipelines success in sustaining their positions in such proceedings or the success of intervenors in opposing their positions, competitive developments by Canadian and U.S. natural gas transmission peers, political and regulatory developments in Canada, and conditions of the capital markets and equity markets.

	     PART I. FINANCIAL INFORMATION - (Concluded)

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	   NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


      The Partnership's interest rate exposure results from variable rate borrowings from commercial banks. To mitigate potential fluctuations in interest rates, the Partnership attempts to maintain a significant portion of its debt portfolio in fixed rate debt. The Partnership also uses interest rate swap agreements to increase the portion of its fixed rate debt. As of September 30, 2001, approximately 63% of the consolidated debt portfolio, after considering the effect of interest rate swap agreements, is in fixed rate debt.

   If average interest rates change by one percentage compared to rates in effect as of September 30, 2001, consolidated annual interest expense would change by approximately $5.2 million. This amount has been determined by considering the impact of the hypothetical interest rates on variable rate borrowings outstanding as of September 30, 2001.

   The Partnership's recently acquired gas gathering and processing businesses are subject to certain contracts that give it quantities of natural gas and natural gas liquids as partial consideration for processing services. The income and cash flows from these contracts will be impacted by changes in these commodity prices. The Partnership has hedged a substantial portion of its expected commodity price risk under these contracts for 2001 and approximately 40% of its expected commodity price risk for 2002.

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

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

  * 4.2 Indenture, dated September 17, 2001, between Northern Border Pipeline and Bank One Trust Company, N.A. (Exhibit 4.2 to Northern Border Pipeline Company's Registration Statement on Form S-4, Registration
	 No. 333-73282 ("Form S-4").

  * 4.3 Registration Rights Agreement, dated September 17, 2001, among Northern Border Pipeline Company, Banc of America Securities LLC, Banc One Capital Markets, Inc. and BMO Nesbitt Burns Corp., as initial purchasers (Exhibit 4.3 to Northern Border Pipeline Company's Registration Statement on Form S-4).

  *10.36 First Amendment to Employment Agreement between Northern
	 Plains Natural Gas Company and William R. Cordes effective as of September 25, 2001 (Exhibit 10.36 to Northern Border Pipeline Company's Registration Statement on Form S-4).

  *10.37 Ninth Supplement Amending Northern Border Pipeline Company
	 General Partnership Agreement (Exhibit 10.37 to Northern Border Pipeline Company's Registration Statement on Form S-4).

  *10.38 Northern Border Pipeline Company U.S. Shippers Service
	 Agreement between Northern Border Pipeline Company and Enron North America Corp., dated October 29, 2001 (Exhibit 10.38 to Northern Border Pipeline Company's Registration Statement on Form S-4).

  *99.1 Northern Border Phantom Unit Plan (Exhibit 99.1 to Northern Border Partners, L.P.'s Amendment No. 1 to Registration
	 Statement on Form S-8, Registration No. 333-66949 and
	 Exhibit 99.1 to Northern Border Partners, L.P.'s
	 Registration Statement on Form S-8, Registration No.
	 333-72696).

  *Indicates exhibit incorporated by reference as indicated.

(b) Reports on Form 8-K.

   On August 2, 2001, the Partnership filed a Current Report on Form 8-K in connection with the public offering of 3,800,000 common units representing limited partner interests in the Partnership by certain former owners of Bear Paw Energy (the "Selling Unitholders"), and up to 570,000 additional common units by certain of the Selling Unitholders pursuant to an over-allotment option granted to the underwriters.

			     SIGNATURES




   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


			      NORTHERN BORDER PARTNERS, L.P.
			      (A Delaware Limited Partnership)

Date:  November 14, 2001      By:  JERRY L. PETERS
				   Jerry L. Peters
				   Chief Financial and Accounting
				    Officer