Form 10-Q
period 2002-03-31
NORTHERN BORDER PARTNERS LP
filed 2002-05-14
CIK 909281

                      UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2002



                         Commission File Number 1-12202
                         NORTHERN BORDER PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)


             Delaware                                   93-1120873
-----------------------------------           -------------------------------
  (State or other jurisdiction of             (I.R.S. Employer Identification
  incorporation or organization)                          Number)



       1111 South 103rd St.
          Omaha, Nebraska                               68124-1000
-----------------------------------           -------------------------------
  (Address of principal executive                       (Zip code)
             offices)


                                 (402) 398-7700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)




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

                                TABLE OF CONTENTS


                                                                               Page No.
                                                                               --------
PART I.       FINANCIAL INFORMATION

      ITEM 1. Financial Statements

              Consolidated Statement of Income -
                  Three Months Ended March 31, 2002 and 2001                        3
              Consolidated Statement of Comprehensive Income -
                  Three Months Ended March 31, 2002 and 2001                        3
              Consolidated Balance Sheet - March 31, 2002
                  and December 31, 2001                                             4
              Consolidated Statement of Cash Flows -
                  Three Months Ended March 31, 2002 and 2001                        5
              Consolidated Statement of Changes in Partners'
                  Equity - Three Months Ended March 31, 2002                        6
              Notes to Consolidated Financial Statements                            7

      ITEM 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                    12

      ITEM 3. Quantitative and Qualitative Disclosures About
                  Market Risk                                                      19

PART II.      OTHER INFORMATION

      ITEM 6. Exhibits and Reports on Form 8-K                                     20

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                 ---------------------------
                                                                   2002               2001
                                                                 --------            -------
OPERATING REVENUES, NET                                          $118,007            $87,960
                                                                 --------            -------
OPERATING EXPENSES
   Product purchases                                               12,507                 --
   Operations and maintenance                                      23,111             16,017
   Depreciation and amortization                                   18,433             15,694
   Taxes other than income                                          7,471              4,093
                                                                 --------            -------
      Operating expenses                                           61,522             35,804
                                                                 --------            -------
OPERATING INCOME                                                   56,485             52,156
                                                                 --------            -------
INTEREST EXPENSE                                                   21,038             21,696
                                                                 --------            -------
OTHER INCOME (EXPENSE)
   Equity earnings (losses) of
      unconsolidated affiliates                                     3,220               (217)
   Other income (expense)                                             603             (1,503)
                                                                 --------            -------
      Total other income (expense)                                  3,823             (1,720)
                                                                 --------            -------
MINORITY INTERESTS IN NET INCOME                                   11,301             10,767
                                                                 --------            -------
NET INCOME TO PARTNERS                                           $ 27,969            $17,973
                                                                 ========            =======
NET INCOME PER UNIT                                              $    .62            $   .54
                                                                 ========            =======
NUMBER OF UNITS USED IN COMPUTATION                                41,623             31,565
                                                                 ========            =======



                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                 ---------------------------
                                                                   2002               2001
                                                                 --------            -------
Net income to partners                                            $27,969            $17,973
Other comprehensive income:
   Transition adjustment from adoption
     of SFAS No. 133                                                   --             22,183
   Change associated with current period
     hedging transactions                                          (4,074)            (3,015)
   Change associated with
      current period foreign
      currency translation                                            (23)                --
                                                                 --------            -------

Total comprehensive income                                        $23,872            $37,141
                                                                  =======            =======


The accompanying notes are an integral part of these consolidated financial statements.

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           MARCH 31,          DECEMBER 31,
ASSETS                                                                       2002                 2001
                                                                          ----------           ----------
CURRENT ASSETS
   Cash and cash equivalents                                              $   23,466           $   16,755
   Accounts receivable                                                        48,943               49,740
   Materials and supplies, at cost                                             5,354                5,584
   Prepaid expenses and other                                                  6,967                6,572
                                                                          ----------           ----------
      Total current assets                                                    84,730               78,651
                                                                          ----------           ----------
PROPERTY, PLANT AND EQUIPMENT
   Property, plant and equipment                                           2,843,251            2,829,691
   Less: Accumulated provision for
      depreciation and amortization                                          802,525              789,592
                                                                          ----------           ----------
      Property, plant and equipment, net                                   2,040,726            2,040,099
                                                                          ----------           ----------
INVESTMENTS AND OTHER ASSETS
   Investment in unconsolidated affiliates                                   241,815              239,729
   Goodwill                                                                  295,402              295,402
   Assets from price risk management activities                                7,954                9,635
   Other                                                                      24,159               23,839
                                                                          ----------           ----------
      Total investments and other assets                                     569,330              568,605
                                                                          ----------           ----------
      Total assets                                                        $2,694,786           $2,687,355
                                                                          ==========           ==========

LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt                                   $  121,851           $  352,395
   Accounts payable                                                           36,592               39,246
   Accrued taxes other than income                                            28,027               28,730
   Accrued interest                                                           21,083               20,550
   Liabilities from price risk management activities                           3,172                   --
                                                                          ----------           ----------
      Total current liabilities                                              210,725              440,921
                                                                          ----------           ----------
LONG-TERM DEBT, NET OF CURRENT MATURITIES                                  1,316,402            1,070,832
                                                                          ----------           ----------
MINORITY INTERESTS IN PARTNERS' EQUITY                                       249,999              250,078
                                                                          ----------           ----------
RESERVES AND DEFERRED CREDITS                                                 14,630               10,566
                                                                          ----------           ----------
PARTNERS' EQUITY
   Partner's capital                                                         886,598              894,429
   Accumulated other comprehensive income                                     16,432               20,529
                                                                          ----------           ----------
      Total partners' equity                                                 903,030              914,958
                                                                          ----------           ----------
      Total liabilities and partners' equity                              $2,694,786           $2,687,355
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

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                            ---------------------------
                                                                              2002               2001
                                                                            --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income to partners                                                   $ 27,969           $ 17,973
                                                                            --------           --------
   Adjustments to reconcile net income to partners
    to net cash provided by operating activities:
      Depreciation and amortization                                           18,524             15,785
      Minority interests in net income                                        11,301             10,767
      Provision for rate refunds                                                  --              2,036
      Rate refunds paid                                                           --             (6,762)
      Changes in components of working capital,
        net of the affect of the acquired businesses                            (992)              (152)
      Non-cash gains from risk management activities                          (1,487)                --
      Other                                                                    1,301               (421)
                                                                            --------            --------
           Total adjustments                                                  28,647             21,253
                                                                            --------           --------
      Net cash provided by operating activities                               56,616             39,226
                                                                            --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in unconsolidated affiliates                                    (1,718)            (3,161)
   Acquisitions of businesses                                                 (1,115)          (198,659)
   Capital expenditures for property, plant
      and equipment                                                          (18,848)           (25,391)
                                                                            --------           --------
      Net cash used in investing activities                                  (21,681)          (227,211)
                                                                            --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions to Unitholders and
      General Partners                                                       (35,800)           (22,969)
   Distributions to Minority Interests                                       (11,753)            (9,420)
   Issuance of long-term debt                                                 47,000            335,703
   Retirement of long-term debt                                              (27,594)           (58,132)
   Decrease in bank overdraft                                                     --            (22,437)
   Issuance of partnership interests, net                                         --              3,735
   Payments on termination of derivatives                                         --             (4,346)
   Long-term debt financing costs                                                (77)            (2,440)
                                                                            --------           --------
      Net cash provided by (used in)
        financing activities                                                 (28,224)           219,694
                                                                            --------           --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                        6,711             31,709

Cash and cash equivalents-beginning of period                                 16,755             35,363
                                                                            --------           --------
Cash and cash equivalents-end of period                                     $ 23,466           $ 67,072
                                                                            ========           ========
--------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information:
   Cash paid for:
      Interest (net of amount capitalized)                                  $ 20,751           $ 24,898
                                                                            ========           ========
Changes in components of working capital:
      Accounts receivable                                                   $    797           $  5,388
      Materials and supplies, prepaid expenses and other                        (165)               364
      Accounts payable                                                        (1,454)            (1,214)
      Accrued taxes other than income                                           (703)            (2,046)
      Accrued interest                                                           533             (2,644)
                                                                            --------           --------

        Total                                                               $   (992)          $   (152)
                                                                            ========           ========


The accompanying notes are an integral part of these consolidated financial statements.

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      ACCUMULATED
                                                                                         OTHER            TOTAL
                                                         GENERAL        COMMON       COMPREHENSIVE      PARTNERS'
                                                         PARTNERS        UNITS           INCOME          EQUITY
                                                          ------       --------         -------         --------
   Balance at December 31, 2001                          $17,889       $876,540         $20,529         $914,958

   Net income to partners                                  2,344         25,625              --           27,969

   Change associated with current
     period hedging transactions                              --             --          (4,074)          (4,074)

   Change associated with current
     period foreign currency translation                      --             --             (23)             (23)

   Distributions to partners                              (2,501)       (33,299)             --          (35,800)
                                                          ------       --------         -------         --------

   Balance at March 31, 2002                             $17,732       $868,866         $16,432         $903,030
                                                         =======       ========         =======         ========


The accompanying notes are an integral part of these consolidated financial statements.

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

      The consolidated financial statements included herein have been prepared by Northern Border Partners, L.P. (the "Partnership") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Partnership believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      The Partnership owns a 70% general partner interest in Northern Border Pipeline Company. Crestone Energy Ventures, L.L.C.; Bear Paw Energy, L.L.C.; Border Midstream Services, Ltd.; Midwestern Gas Transmission Company; and Black Mesa Pipeline, Inc. are wholly-owned subsidiaries of the Partnership. The Partnership also owns a 49% common membership interest and a 100% class A share interest in Bighorn Gas Gathering, L.L.C.; a 33% interest in Fort Union Gas Gathering, L.L.C.; a 35% interest in Lost Creek Gathering, L.L.C.; and a 36% interest in the Gregg Lake/Obed Pipeline.

2.    GOODWILL

      In the third quarter of 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 modifies the accounting and reporting of goodwill and intangible assets. It requires entities to discontinue the amortization of goodwill, reallocate goodwill among its reporting segments and perform impairment tests by applying a fair-value-based analysis on the goodwill in each reporting segment. At December 31, 2001, the Partnership's balance sheet included goodwill of approximately $475 million. The Partnership adopted SFAS No. 142 effective January 1, 2002. The Partnership is evaluating the impact of adopting SFAS No. 142, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. Beginning January 1, 2002, the Partnership is no longer recording amortization expense related to goodwill. The following information discloses the effect of goodwill amortization on the Partnership's net income to partners and net income per unit.

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                        Three months
      (Amounts in thousands,                           ended March 31,
        except per unit amounts)                     2002         2001
      --------------------------------             -------      -------
      Reported net income to partners              $27,969      $17,973
      Add back: goodwill amortization                   --        1,817
                                                   -------      -------

      Adjusted net income to partners              $27,969      $19,790
                                                   =======      =======

      Reported net income per unit                 $   .62      $   .54
      Add back: goodwill amortization                   --          .06
                                                   -------      -------

      Adjusted net income per unit                 $   .62      $   .60
                                                   =======      =======

3.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

      The Partnership uses financial instruments in the management of its interest rate and commodity price exposure. A control environment has been established which includes policies and procedures for risk assessment and the approval, reporting and monitoring of financial instrument activities.

      In 2001, the Partnership adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by SFAS No. 137 and SFAS No. 138. All derivative instruments are recorded on the balance sheet as either assets or liabilities measured at fair value. Any change in the derivative's fair value is recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying cash flow hedges allows a derivative's gains and losses to be recorded in accumulated other comprehensive income. The Partnership is reflecting in consolidated accumulated other comprehensive income its 70% share of Northern Border Pipeline's accumulated other comprehensive income. The remaining 30% is reflected as an adjustment to minority interests in partners' equity.

      The Partnership records in accumulated other comprehensive income amounts related to terminated interest rate swap agreements for cash flow hedges. During the three months ended March 31, 2002, the Partnership amortized approximately $0.5 million related to the terminated interest rate swap agreements, as a reduction to interest expense from accumulated other comprehensive income and expects to amortize comparable amounts in each of the remaining quarters of 2002.

      During the third quarter of 2001, the Partnership entered into interest rate swaps with notional amounts totaling $225 million. Under the interest rate swap agreements, the Partnership makes payments to counterparties at variable rates based on the London Interbank Offered Rate and in return receives payments based on a fixed rate. At March 31, 2002, the average effective interest rate on the interest rate swaps was 3.22%. The swaps have been designated as fair value hedges as they were entered into to hedge the fluctuations in the market value of the Partnership's senior notes issued in 2001. The Partnership is reflecting a non-cash gain of approximately $3.1 million in assets from price risk management activities and a non-cash loss of approximately $1.1 million in other reserves and deferred credits, with a corresponding offset of $2.0 million in long-term debt on the accompanying consolidated balance sheet at March 31, 2002.

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      In November 2001, Northern Border Pipeline entered into forward starting interest rate swaps with notional amounts totaling $150 million related to the planned issuance of senior notes. The swaps were designated as cash flow hedges as they were entered into to hedge the fluctuations in Treasury rates and spreads between the execution date of the swaps and the issuance date of the senior notes, which occurred in the second quarter of 2002 (see Note 8). At March 31, 2002, the Partnership reflected approximately $4.9 million in assets from price risk management activities on the accompanying consolidated balance sheet with corresponding offsets of $3.4 million in accumulated other comprehensive income and $1.5 million in minority interests in partners' equity.

      Bear Paw Energy periodically enters into commodity derivatives contracts and fixed-price physical contracts. Bear Paw Energy primarily utilizes price swaps and collars, which have been designated as cash flow hedges, to hedge its exposure to gas and natural gas liquid price volatility. During the first quarter of 2002, Bear Paw Energy recognized gains of $0.1 million from the settlement of derivative contracts. At March 31, 2002, Bear Paw Energy reflected a non-cash loss of approximately $3.2 million in liabilities from price risk management activities with corresponding offsets of $3.1 million in accumulated other comprehensive income and $0.1 million as a reduction in operating revenues, which represents the ineffective portion of the cash flow hedge.

      At September 30, 2001, Bear Paw Energy had outstanding commodity price swap contracts with Enron North America Corp. ("ENA"), a subsidiary of Enron Corp., which had been accounted for as cash flow hedges, and resulted in Bear Paw Energy recording a non-cash gain of approximately $6.7 million in accumulated other comprehensive income. As a result of ENA's filing for Chapter 11 bankruptcy protection during the fourth quarter of 2001, Bear Paw Energy terminated the contracts and ceased to account for these derivatives as hedges when it determined the hedges were no longer effective. The gain previously recorded in accumulated other comprehensive income is being recorded into earnings in the same periods during which the hedged forecasted transactions will affect earnings. During the first quarter of 2002, the Partnership amortized approximately $1.6 million into earnings from accumulated other comprehensive income and expects to amortize approximately $4.6 million for the year 2002.

4.    CREDIT FACILITIES AND LONG-TERM DEBT

      The Partnership's $200 million three-year revolving credit agreement (Partnership Credit Agreement) requires the maintenance of a ratio of consolidated EBITDA (consolidated net income, excluding not more than $10 million of non-cash gains or losses, plus minority interests in net income, consolidated interest expense, income taxes and depreciation and amortization) to consolidated interest expense to be greater than 3 to 1. The Partnership Credit Agreement also requires the maintenance of the ratio of consolidated funded debt to adjusted consolidated EBITDA (EBITDA adjusted for pro forma operating results of acquisitions made during the year) of no more than 4.5 to
1. At March 31, 2002, the Partnership was in compliance with these covenants.

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.    BUSINESS SEGMENT INFORMATION

      The Partnership's reportable segments are strategic business units that offer different services. The Partnership evaluates performance based on EBITDA (net income before minority interests; interest expense; income taxes; and depreciation and amortization).

                                                           Natural
                                        Interstate           Gas
                                          Natural         Gathering
                                            Gas              and
                                         Pipelines        Processing        Coal
      (In thousands)                        (a)              (b)           Slurry         Other(c)     Total
      ---------------------------------------------------------------------------------------------------------
      THREE MONTHS ENDED
        MARCH 31, 2002
     -----------------
      Revenues from
        external customers                $82,197          $30,590        $5,220          $    --     $118,007
      EBITDA                               67,883           11,649           821           (1,392)      78,961

      THREE MONTHS ENDED
        MARCH 31, 2001
     -----------------
      Revenues from
        external customers                $77,040          $ 5,499        $5,421          $    --     $ 87,960
      EBITDA                               65,215            2,580         2,258           (2,388)      67,665

   Total assets by segment are as follows:

                                                                 March 31,             December 31,
      (In thousands)                                               2002                   2001
      ---------------------------------------------------------------------------------------------
      Interstate Natural Gas Pipelines                          $1,849,155              $1,858,902
      Natural Gas Gathering and Processing                         809,454                 792,249
      Coal Slurry                                                   21,782                  22,009
      Other (c)                                                     14,395                  14,195
                                                                ----------              ----------

      Total Assets                                              $2,694,786              $2,687,355
                                                                ==========              ==========

----------

(a) Interstate natural gas pipeline operating results for 2002 include results of Midwestern Gas Transmission, which was acquired by the Partnership effective May 2001.

(b) Natural gas gathering and processing operating results for 2002 include results of Bear Paw Energy and Border Midstream, which were acquired by the Partnership effective late March 2001 and April 2001, respectively.

(c)   Includes other items not allocable to segments.

6.    NET INCOME PER UNIT

      Net income per unit is computed by dividing net income, after deduction of the general partners' allocation, by the weighted average number of outstanding common units. The general partners' allocation is equal to an amount based upon their collective 2% general partner interest adjusted for incentive distributions. The distribution to partners amount shown on the accompanying consolidated statement of changes in partners' equity includes incentive distributions to the general partners of approximately $1.8 million.

                   ITEM 1. FINANCIAL STATEMENTS - (CONCLUDED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      On April 18, 2002, the Partnership declared a cash distribution of $0.80 per unit ($3.20 per unit on an annualized basis) for the quarter ended March 31, 2002. The distribution is payable May 15, 2002, to unitholders of record at April 30, 2002.

7.    ACCOUNTING PRONOUNCEMENTS

      In the third quarter of 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30. This standard is effective for fiscal years beginning after December 15, 2001. Effective January 1, 2002, the Partnership adopted SFAS No. 144, which did not have a material impact on its financial position or results of operations.

      Also in 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Partnership is in the process of evaluating the application of this pronouncement.

8.    SUBSEQUENT EVENTS

      In April 2002, Northern Border Pipeline completed a private offering of $225 million of 6.25% Senior Notes due 2007 ("2002 Pipeline Senior Notes"). Northern Border Pipeline also entered into a registration rights agreement with the initial purchasers in the private offering in which Northern Border Pipeline agreed, among other things, to use its reasonable best efforts to exchange the 2002 Pipeline Senior Notes for notes registered under the Securities Act of 1933 with substantially identical terms. The indenture under which the 2002 Pipeline Senior Notes was issued does not limit the amount of unsecured debt Northern Border Pipeline may incur, but it does contain material financial covenants, including restrictions on incurrence of secured indebtedness. The proceeds from the 2002 Pipeline Senior Notes of approximately $223.5 million were used to reduce indebtedness outstanding. Upon issuance of the 2002 Pipeline Senior Notes, Northern Border Pipeline terminated the forward starting interest rate swaps and received approximately $2.4 million, which will be recognized as a reduction in interest expense over the life of the 2002 Pipeline Senior Notes.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


      Management's discussion and analysis of financial condition and results of operations is based on the Consolidated Financial Statements of Northern Border Partners, L.P. (the "Partnership"). The Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America. You should read the following discussion and analysis in conjunction with the Consolidated Financial Statements included elsewhere in this report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Certain amounts included in or affecting the Partnership's Consolidated Financial Statements and related disclosures must be estimated, requiring it to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Any effects on the Partnership's business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

      The Partnership's significant accounting policies are summarized in Note 2
- Notes to Consolidated Financial Statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001. Certain of the Partnership's accounting policies are of more significance in its financial statement preparation process than others. Northern Border Pipeline's accounting policies conform to Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, certain assets that result from the regulated ratemaking process are recorded that would not be recorded under generally accepted accounting principles for nonregulated entities. The Partnership's long-lived assets are stated at original cost. The Partnership must use estimates in determining the economic useful lives of those assets. For utility property, no retirement gain or loss is included in income except in the case of extraordinary retirements or sales. The original cost of utility property retired is charged to accumulated depreciation and amortization, net of salvage and cost of removal. With respect to the Partnership's acquisitions, the excess of the purchase price over the fair value of the net assets acquired or goodwill was being amortized over 30 years prior to 2002. Effective January 1, 2002, the Partnership is no longer amortizing goodwill due to its adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." Finally, the Partnership's accounting for financial instruments follows SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.

RESULTS OF OPERATIONS

      The Partnership owns a 70% general partner interest in Northern Border Pipeline Company. Crestone Energy Ventures, L.L.C.; Bear Paw Energy, L.L.C.; Border Midstream Services, Ltd.; Midwestern Gas Transmission Company; and Black Mesa Pipeline, Inc. are wholly-owned subsidiaries of the Partnership. The Partnership also owns a 49% common membership interest and a 100% class A share

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


interest in Bighorn Gas Gathering, L.L.C.; a 33% interest in Fort Union Gas Gathering, L.L.C.; a 35% interest in Lost Creek Gathering, L.L.C.; and a 36% interest in the Gregg Lake/Obed Pipeline.

      During 2001, the following acquisitions were made by the Partnership: Bear Paw Energy in late March; the Mazeppa and Gladys gas processing plants, gas gathering systems and a minority interest in the Gregg Lake/Obed Pipeline in early April, which are included in the operating results of Border Midstream; and Midwestern Gas Transmission in late April.

FIRST QUARTER 2002 COMPARED WITH FIRST QUARTER 2001

      The Partnership's operating results for 2002 were significantly influenced by the acquisitions made beginning in late March 2001. The Partnership's net income increased $10.0 million (56%) for the first quarter of 2002, as compared to the same period in 2001. Net income from the natural gas gathering and processing segment increased approximately $8.3 million, primarily due to the businesses acquired in 2001. Net income from the interstate natural gas pipeline segment increased approximately $3.3 million, which included results from Midwestern Gas Transmission totaling approximately $2.0 million in the first quarter of 2002. Primarily as a result of borrowings made to fund its acquisitions, the Partnership's interest expense increased approximately $1.5 million in 2002 as compared to 2001. As a result of adopting SFAS No. 142, the Partnership is no longer amortizing goodwill (see Note 2 - Notes to Consolidated Financial Statements). The 2001 operating results included $1.8 million of goodwill amortization or $0.06 per unit.

      Operating revenues, net increased $30.0 million (34%) for the first quarter of 2002, as compared to the same period in 2001. Operating revenues from the natural gas gathering and processing segment increased $25.1 million primarily due to the acquisitions made beginning in late March 2001. Operating revenues from the interstate natural gas pipelines increased $5.2 million due primarily to $4.1 million of revenues from Midwestern Gas Transmission and a $1.1 million increase in Northern Border Pipeline's revenues. Northern Border Pipeline reflected additional revenues of approximately $3.4 million related to a pipeline expansion and extension project completed in October 2001 ("Project 2000"). The impact of the additional revenues associated with Project 2000 was partially offset by uncollected revenues associated with the transportation capacity held by Enron North America Corp. ("ENA"), which filed for Chapter 11 bankruptcy protection in December 2001 (see "Update On The Impact Of Enron's Chapter 11 Filing On The Partnership's Business"). For the first quarter of 2002, the revenues lost on this capacity totaled approximately $1.5 million.

      Product purchases of $12.5 million recorded in 2002 represent amounts incurred by Bear Paw Energy. In conjunction with its gathering and processing activities, Bear Paw Energy receives the natural gas stream from producers. Upon sale of the natural gas liquids and residue that it processes in its facilities, Bear Paw Energy pays the producers based upon a percentage of the gross proceeds.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


     Operations and maintenance expense increased $7.1 million (44%) for the first quarter of 2002, as compared to the same period in 2001. Operations and maintenance expense for the natural gas gathering and processing segment increased $5.0 million, primarily due to the businesses acquired in 2001. Operations and maintenance expense from the interstate natural gas pipelines decreased $0.2 million due primarily to a decrease in Northern Border Pipeline's expense by $1.3 million (16%) partially offset by $1.1 million of expense from Midwestern Gas Transmission. Northern Border Pipeline's operations and maintenance expense decreased due primarily to a decrease in employee benefits and administrative expenses. Operations and maintenance expense for Black Mesa Pipeline increased $1.2 million (39%) primarily due to costs associated with several unplanned coal slurry discharges.

      Depreciation and amortization expense increased $2.7 million (17%) for the first quarter of 2002, as compared to the same period in 2001. Depreciation and amortization expense for the natural gas gathering and processing segment increased by $2.5 million, due primarily to the acquisitions made in 2001. Depreciation and amortization expense from the interstate natural gas pipelines increased $0.6 million due primarily to expense from Midwestern Gas Transmission. Depreciation and amortization expense in the first quarter of 2001 includes goodwill amortization of $0.2 million, which is not being recorded in 2002 (see Note 2 - Notes to Consolidated Financial Statements).

      Taxes other than income increased $3.4 million (83%) for the first quarter of 2002, as compared to the same period in 2001. The 2001 results included Northern Border Pipeline's reductions to previous estimates of ad valorem taxes, which caused 2001 expense to be approximately $2.8 million lower than 2002.

      Consolidated interest expense decreased $0.7 million (3%) for the first quarter of 2002, as compared to the same period in 2001. Interest expense attributable to Northern Border Pipeline decreased $2.0 million (14%) for the first quarter of 2002, as compared to the same period in 2001, due to a decrease in Northern Border Pipeline's average interest rate. Interest expense for the Partnership increased approximately $1.5 million (24%) for the first quarter of 2002, as compared to the same period in 2001, due to additional borrowings partially offset by a decrease in the Partnership's average interest rate.

      Other income (expense) increased $5.5 million for first quarter of 2002, as compared to the same period in 2001. Equity earnings (losses) of unconsolidated affiliates increased $3.4 million to $3.2 million for 2002 as compared to 2001. The 2001 amount included goodwill amortization of approximately $1.6 million, which is not being recorded in 2002 (see Note 2 - Notes to Consolidated Financial Statements). Another $1.6 million of the increase in equity earnings between years is due to improved operating results for Bighorn, Fort Union and Lost Creek. Other income (expense) for 2001 included non-recurring charges of $2.4 million, primarily related to a loss on a forward purchase of Canadian dollars to fund the acquisition of Border Midstream's gathering and processing assets.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


LIQUIDITY AND CAPITAL RESOURCES

DEBT AND CREDIT FACILITIES

      The Partnership's debt and credit facilities outstanding at March 31, 2002, are as follows:

                                                               Payments Due by Period
                                                           -------------------------------
                                                           Current Portion
                                                             (Less Than         Long-Term
                                             Total             1 Year)           Portion
                                          ----------         ----------         ----------
                                                           (In Thousands)
Northern Border Pipeline
  Pipeline Credit
    Agreement, average 2.08%              $  265,000         $   41,456         $  223,544
  1992 Series C and D
    Senior Notes, average 8.53%              143,000             78,000             65,000
  7.75% Senior Notes due 2009                200,000                 --            200,000
  7.50% Senior Notes due 2021                250,000                 --            250,000
Northern Border Partners, L.P.
  8 7/8% Senior Notes due 2010               250,000                 --            250,000
  7.10% Senior Notes due 2011                225,000                 --            225,000
  $200 million Partnership Credit
    Agreement, average 2.73%,
    due 2004                                  91,000                 --             91,000
                                          ----------         ----------         ----------

Total                                     $1,424,000         $  119,456         $1,304,544
                                          ==========         ==========         ==========

      Northern Border Pipeline had previously entered into a 1997 credit agreement ("Pipeline Credit Agreement") with certain financial institutions, which is comprised of a $100 million five-year revolving credit facility and a $245 million term loan, both maturing in June 2002. At March 31, 2002, $20 million was outstanding under the five-year revolving credit facility. As discussed below, the Pipeline Credit Agreement was partially repaid in April 2002. Northern Border Pipeline anticipates refinancing the Pipeline Credit Agreement with a $175 million revolving credit facility in the second quarter of 2002.

      At March 31, 2002, Northern Border Pipeline had outstanding $143 million of senior notes issued in a $250 million private placement under a July 1992 note purchase agreement. The Series C Notes, with a principal amount of $78 million, mature in August 2002. The Series D Notes will mature in August 2003. Northern Border Pipeline anticipates borrowing under the refinanced Pipeline Credit Agreement to repay the Series C Notes.

      In November 2001, Northern Border Pipeline entered into forward starting interest rate swaps with notional amounts totaling $150 million related to the issuance of senior notes discussed below. The swaps were entered into to hedge the fluctuations in Treasury rates and spreads between the execution date of the swaps and the issuance date of the senior notes.

      In April 2002, Northern Border Pipeline completed a private offering of $225 million of 6.25% Senior Notes due 2007 ("2002 Pipeline Senior Notes"). The indenture under which the 2002 Pipeline Senior Notes was issued does not limit the amount of unsecured debt Northern Border Pipeline may incur, but it does contain material financial covenants, including restrictions on incurrence of

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


secured indebtedness. The proceeds from the 2002 Pipeline Senior Notes of approximately $223.5 million were used to reduce indebtedness outstanding under the Pipeline Credit Agreement. Upon issuance of the 2002 Pipeline Senior Notes, Northern Border Pipeline terminated the forward starting interest rate swaps and received approximately $2.4 million.

      The indentures under which the Partnership's 8 7/8% Senior Notes and the 7.10% Senior Notes (collectively "Partnership Senior Notes") were issued do not limit the amount of unsecured debt the Partnership may incur, but they do contain material financial covenants, including restrictions on incurrence of secured indebtedness. The indentures also contain provisions that would require the Partnership to offer to repurchase the Partnership Senior Notes, if either Standard & Poor's Rating Services or Moodys' Investor Services, Inc. ("Moody's") rate the notes as below investment grade. In April 2002, Moody's downgraded the Partnership's senior unsecured debt to a rating of Baa2 and affirmed the A3 rating of Northern Border Pipeline's senior unsecured debt, both with a negative rating outlook. Northern Border Pipeline's and the Partnership's credit ratings remain above investment grade.

      Short-term liquidity needs will be met by operating cash flows, the Partnership Credit Agreement and the refinanced Pipeline Credit Agreement. Long-term capital needs may be met through the ability to issue long-term indebtedness as well as additional limited partner interests of the Partnership.

CASH FLOWS FROM OPERATING ACTIVITIES

      Cash flows provided by operating activities increased $17.4 million to $56.6 million for the first quarter of 2002, as compared to the same period in 2001. Net income to partners before depreciation and amortization increased $12.7 million primarily due to the natural gas gathering and processing businesses acquired in 2001. The 2001 results included net cash outflows of approximately $4.7 million related to Northern Border Pipeline's rate case. During the first quarter of 2001, Northern Border Pipeline made refunds to its shippers totaling $6.8 million, which included approximately $2.1 million collected in the first quarter of 2001 with the remainder collected previously.

CASH FLOWS FROM INVESTING ACTIVITIES

      The investment in unconsolidated affiliates of $1.7 million and $3.2 million for the first quarter of 2002 and 2001, respectively, primarily reflects capital contributions to Bighorn.

      Acquisitions of businesses decreased $197.5 million to $1.1 million for the first quarter of 2002 as compared to the same period in 2001. The 2001 amount represents the cash portion of the purchase price of Bear Paw Energy in March 2001. The purchase also involved the issuance of 5.7 million common units valued at $183.0 million, for a total purchase price of $381.7 million.

      Capital expenditures of $18.8 million for the first quarter of 2002 included $15.6 million for the natural gas gathering and processing segment and $2.8 million for the interstate natural gas pipelines segment. For the same period in 2001, capital expenditures were $25.4 million, which included $3.8 million for Northern Border Pipeline's Project 2000 and $20.7 million for natural gas gathering facilities for Crestone Energy Ventures.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


      Total capital expenditures and investments in unconsolidated affiliates for 2002 are estimated to be $86 million, which includes $22 million expended through the first quarter of 2002. Capital expenditures for the interstate natural gas pipelines are estimated to be $21 million, including approximately $10 million for Northern Border Pipeline. Northern Border Pipeline currently anticipates funding its 2002 capital expenditures primarily by borrowing on debt facilities and using operating cash flows. Capital expenditures for natural gas gathering and processing facilities are estimated to be $53 million and additional investments in unconsolidated affiliates are estimated to be $11 million for 2002. Funds required to meet the capital requirements for 2002 are anticipated to be provided from debt borrowings, issuance of additional limited partner interests in the Partnership and operating cash flows. The estimated capital expenditures and investments do not include any amounts for acquisitions. If any such acquisitions are made, the Partnership's estimated capital requirements would be increased, which the Partnership would anticipate funding from debt borrowings and the issuance of additional limited partner interests in the Partnership.

CASH FLOWS FROM FINANCING ACTIVITIES

      Cash flows used in financing activities was $28.2 million for the first quarter of 2002 as compared to cash flows provided by financing activities of $219.7 million for the first quarter of 2001. Cash distributions to the unitholders and the general partners increased $12.8 million to $35.8 million. The increase is due to both an increase in the number of common units outstanding and an increase in the distribution rate. The distribution paid in the first quarter of 2002 was $0.80 per unit as compared to $0.70 per unit paid in the first quarter of 2001.

      For the first quarter of 2002, borrowings under the Partnership Credit Agreement totaled $27.0 million as compared to borrowings of $73.0 million in the first quarter of 2001. The net proceeds in the first quarter of 2001 from the private offering of the 7.10% Senior Notes totaled approximately $223.2 million. The proceeds from the 7.10% Senior Notes and the Partnership Credit Agreement were primarily used to fund the acquisition of Bear Paw Energy discussed previously and to repay $47.3 million of indebtedness outstanding on a prior credit facility.

      For the first quarter of 2001, Northern Border Pipeline recognized a decrease in bank overdraft of $22.4 million. At December 31, 2000, Northern Border Pipeline reflected the bank overdraft primarily due to rate refund checks outstanding.

      In March 2001, the Partnership paid approximately $4.3 million to terminate interest rate swap agreements. Financing activities for 2001 reflect $3.7 million in capital contributions by the Partnership's general partners to maintain their 2% general partner interest after common units were issued for the acquisition of Bear Paw Energy.

UPDATE ON THE IMPACT OF ENRON'S CHAPTER 11 FILING ON THE PARTNERSHIP'S BUSINESS

      As more fully discussed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001, on December 2, 2001, Enron Corp. filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Certain wholly owned Enron subsidiaries, including ENA,

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONCLUDED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


have also filed for Chapter 11 bankruptcy protection. ENA is a party to shipper contracts obligating ENA to pay demand charges for approximately 3.5% of Northern Border Pipeline's capacity. ENA has neither assumed nor rejected these contracts, but its ability to use the capacity has been suspended until it provides adequate assurance of credit support. Northern Border Pipeline has filed with the bankruptcy court a motion to compel ENA to either assume or reject these contracts. Northern Border Pipeline has estimated its financial exposure for 2002 to be approximately $9 million of revenues under the firm transportation contracts with ENA. The Partnership believes that failure by ENA to perform its obligations under the firm transportation contracts will not have a material adverse impact on the Partnership's financial condition.

      On May 3, 2002, Enron presented to the creditor's committee a proposal under which certain of Enron's core energy assets would be separated from Enron's bankruptcy estate and operated prospectively as a new integrated power and pipeline company. Northern Plains Natural Gas Company and Pan Border Gas Company, general partners of the Partnership, are proposed to be included in this company. If the creditor's committee endorses this proposal, it must then be presented to the Bankruptcy Court for approval. The Partnership plans to continue to monitor developments at Enron, to continue to assess the impact on the Partnership of its existing agreements and relationships with Enron and to take appropriate action to protect the interests of the Partnership.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

      The statements in this Quarterly Report that are not historical information are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results of the Partnership's operations may differ materially from those expressed in these forward-looking statements. Such forward-looking statements include the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" regarding Northern Border Pipeline's plans to refinance its credit agreement and the Partnership's estimated capital expenditures and equity investments in 2002. Although the Partnership believes that its expectations regarding future events are based on reasonable assumptions within the bounds of its knowledge of its business, it can give no assurance that its goals will be achieved or that its expectations regarding future developments will be realized. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the December 2, 2001 filing by Enron of a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code, industry results, future demand for natural gas, availability of supplies of Canadian natural gas, political and regulatory developments that impact FERC proceedings involving the interstate natural gas pipelines, the interstate natural gas pipelines' success in sustaining their positions in such proceedings or the success of intervenors in opposing their positions, competitive developments by Canadian and U.S. natural gas transmission peers, political and regulatory developments in Canada, and conditions of the capital markets and equity markets.

                   PART I. FINANCIAL INFORMATION - (CONCLUDED)

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


      The Partnership may be exposed to market risk through changes in commodity prices, exchange rates, and interest rates as discussed below. A control environment has been established which includes policies and procedures for risk assessment and the approval, reporting and monitoring of financial instrument activities.

      The Partnership has utilized and expects to continue to utilize financial instruments in the management of interest rate risks and natural gas and natural gas liquids marketing activities to achieve a more predictable cash flow by reducing its exposure to interest rate and price fluctuations.

      There have not been any material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2001, in Item 7a of the Partnership's Annual Report on Form 10-K. For more information on risk management activities, see Note 3 to the Partnership's consolidated financial statements included elsewhere in this report.

                           PART II. OTHER INFORMATION

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


ITEM 6. Exhibits and Reports on Form 8-K

(a)   Exhibits.


4.1 Indenture dated April 29, 2002, between Northern Border Pipeline and Bank One Trust Company, NA, as trustee (Exhibit 4.1 to Northern Border Pipeline Company Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

4.2 Registration Rights Agreement dated April 29, 2002, among Northern Border Pipeline and Salomon Smith Barney Inc., Banc One Capital Markets, Inc., and BMO Nesbitt Burns Corp., as initial purchasers (Exhibit 4.2 to Northern Border Pipeline Company Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.1  Employment Agreement between Northern Plains Natural Gas Company and Jerry
      L. Peters effective April 1, 2002 (Exhibit 10.1 to Northern Border Pipeline Company Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

(b)   Reports on Form 8-K.

      1) The Partnership filed a Current Report on Form 8-K, dated February 11, 2002, reporting Arthur Andersen LLP had resigned as auditors of the Partnership effective February 5, 2002, and the subsequent appointment of KPMG LLP as its independent auditor.

      2) The Partnership filed a Current Report on Form 8-K/A, dated February 11, 2002, reporting a letter from Arthur Andersen LLP to the Office of the Chief Accountant of the Securities and Exchange Commission.

      3) The Partnership filed a Current Report on Form 8-K, dated February 22, 2002, reporting a subpoena issued to Enron Corp. on February 15, 2002 by the Committee on Governmental Affairs of the Senate of The United States.

      4) The Partnership filed a Current Report on Form 8-K, dated March 11, 2002, reporting the Partnership's press release to revise its 2001 earnings.

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


                                               NORTHERN BORDER PARTNERS, L.P.
                                               (A Delaware Limited Partnership)

Date: May 13, 2002                         By: /s/ Jerry L. Peters
                                               --------------------------------
                                               Jerry L. Peters
                                               Chief Financial and Accounting
                                                 Officer