Form 10-Q
period 2002-06-30
NORTHERN BORDER PARTNERS LP
filed 2002-08-14
CIK 909281

                      UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2002


                         Commission File Number 1-12202
                         NORTHERN BORDER PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)



             Delaware                                     93-1120873
-------------------------------------        -----------------------------------
  (State or other jurisdiction of              (I.R.S. Employer Identification
  incorporation or organization)                            Number)



        1111 South 103rd St.
          Omaha, Nebraska                                 68124-1000
-------------------------------------        -----------------------------------
  (Address of principal executive                         (Zip code)
             offices)


                                 (402) 398-7700
   --------------------------------------------------------------------------
              (Registrant's telephone number, including area code)




       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [ ]



                                    1 of 24

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                          Page No.
                                                                                          --------
PART I.       FINANCIAL INFORMATION

      ITEM 1. Financial Statements

              Consolidated Statement of Income -
                  Three Months Ended June 30, 2002 and 2001
                  and Six Months Ended June 30, 2002 and 2001                                 3
              Consolidated Statement of Comprehensive Income -
                  Three Months Ended June 30, 2002 and 2001
                  and Six Months Ended June 30, 2002 and 2001                                 3
              Consolidated Balance Sheet - June 30, 2002
                  and December 31, 2001                                                       4
              Consolidated Statement of Cash Flows -
                  Six Months Ended June 30, 2002 and 2001                                     5
              Consolidated Statement of Changes in Partners'
                  Equity - Six Months Ended June 30, 2002                                     6
              Notes to Consolidated Financial Statements                                      7

      ITEM 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                              13

      ITEM 3. Quantitative and Qualitative Disclosures About
                  Market Risk                                                                22

PART II.      OTHER INFORMATION

      ITEM 1. Legal Proceedings                                                              23

      ITEM 6. Exhibits and Reports on Form 8-K                                               23

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                              JUNE 30,                       JUNE 30,
                                                     ------------------------       -----------------------
                                                       2002            2001           2002           2001
                                                     --------        --------       --------       --------
OPERATING REVENUES, NET                              $123,303        $125,474       $241,310       $213,434
                                                     --------        --------       --------       --------
OPERATING EXPENSES
   Product purchases                                   11,965          17,516         22,718         17,516
   Operations and maintenance                          24,375          24,636         49,240         40,653
   Depreciation and amortization                       18,721          20,164         37,154         35,858
   Taxes other than income                              7,352           7,549         14,823         11,642
                                                     --------        --------       --------       --------
      Operating expenses                               62,413          69,865        123,935        105,669
                                                     --------        --------       --------       --------
OPERATING INCOME                                       60,890          55,609        117,375        107,765
                                                     --------        --------       --------       --------
INTEREST EXPENSE                                       21,909          24,632         42,947         46,328
                                                     --------        --------       --------       --------
OTHER INCOME (EXPENSE)
   Equity earnings in
     unconsolidated affiliates                          3,304             772          6,524            555
   Other expense                                         (627)           (578)           (24)        (2,081)
                                                     --------        --------       --------       --------
      Other income (expense)                            2,677             194          6,500         (1,526)
                                                     --------        --------       --------       --------
MINORITY INTERESTS IN NET INCOME                       11,552           9,489         22,853         20,256
                                                     --------        --------       --------       --------
NET INCOME BEFORE
   EXTRAORDINARY ITEMS                                 30,106          21,682         58,075         39,655

EXTRAORDINARY LOSS FROM
   DEBT RESTRUCTURING                                      --          (1,213)            --         (1,213)
                                                     --------        --------       --------       --------
NET INCOME TO PARTNERS                               $ 30,106        $ 20,469       $ 58,075       $ 38,442
                                                     ========        ========       ========       ========
NET INCOME PER UNIT                                  $   0.67        $   0.48       $   1.28       $   1.02
                                                     ========        ========       ========       ========
NUMBER OF UNITS USED IN COMPUTATION                    41,623          39,341         41,623         35,453
                                                     ========        ========       ========       ========


                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                             JUNE 30,                       JUNE 30,
                                                     -----------------------        ----------------------
                                                      2002            2001           2002           2001
                                                     -------         -------        -------        -------
Net income to partners                               $30,106         $20,469        $58,075        $38,442
Other comprehensive income:
   Transition adjustment from
     adoption of SFAS No. 133                             --              --             --         22,183
   Change associated with current
     period hedging transactions                        (857)          9,088         (4,931)         6,073
   Change associated with
      current period foreign
      currency translation                             2,418           1,894          2,395          1,894
                                                     -------         -------        -------        -------
Total comprehensive income                           $31,667         $31,451        $55,539        $68,592
                                                     =======         =======        =======        =======

                  The accompanying notes are an integral part of these consolidated financial statements.

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            JUNE 30,          DECEMBER 31,
ASSETS                                                                       2002                 2001
------                                                                    ----------          ------------
CURRENT ASSETS
   Cash and cash equivalents                                              $   14,268           $   16,755
   Accounts receivable                                                        55,737               49,740
   Materials and supplies, at cost                                             5,242                5,584
   Prepaid expenses and other                                                  7,654                6,572
                                                                          ----------           ----------
      Total current assets                                                    82,901               78,651
                                                                          ----------           ----------
PROPERTY, PLANT AND EQUIPMENT
   Property, plant and equipment                                           2,852,268            2,829,691
   Less: Accumulated provision for
      depreciation and amortization                                          819,665              789,592
                                                                          ----------           ----------
      Property, plant and equipment, net                                   2,032,603            2,040,099
                                                                          ----------           ----------
INVESTMENTS AND OTHER ASSETS
   Investment in unconsolidated affiliates                                   243,384              239,729
   Goodwill                                                                  295,441              295,402
   Assets from price risk management activities                               20,402                9,635
   Other                                                                      26,839               23,839
                                                                          ----------           ----------
      Total investments and other assets                                     586,066              568,605
                                                                          ----------           ----------
      Total assets                                                        $2,701,570           $2,687,355
                                                                          ==========           ==========


LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt                                   $   80,445           $  352,395
   Accounts payable                                                           38,054               39,246
   Accrued taxes other than income                                            25,707               28,730
   Accrued interest                                                           19,757               20,550
   Liabilities from price
      risk management activities                                                 519                   --
                                                                          ----------           ----------
      Total current liabilities                                              164,482              440,921
                                                                          ----------           ----------
LONG-TERM DEBT, NET OF CURRENT MATURITIES                                  1,375,476            1,070,832
                                                                          ----------           ----------
MINORITY INTERESTS IN PARTNERS' EQUITY                                       248,454              250,078
                                                                          ----------           ----------
RESERVES AND DEFERRED CREDITS                                                 14,260               10,566
                                                                          ----------           ----------
PARTNERS' EQUITY
   Partners' capital                                                         880,905              894,429
   Accumulated other comprehensive income                                     17,993               20,529
                                                                          ----------           ----------
      Total partners' equity                                                 898,898              914,958
                                                                          ----------           ----------

      Total liabilities and partners' equity                              $2,701,570           $2,687,355
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

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                            ---------------------------
                                                                              2002               2001
                                                                            --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income to partners                                                   $ 58,075           $ 38,442
                                                                            --------           --------
   Adjustments to reconcile net income to partners
    to net cash provided by operating activities:
      Depreciation and amortization                                           37,337             36,041
      Minority interests in net income                                        22,853             20,256
      Provision for rate refunds                                                  --              2,036
      Rate refunds paid                                                           --             (6,762)
      Changes in components of working capital,
        net of the effect of the acquired businesses                         (10,432)             8,011
      Non-cash gains from risk management activities                          (2,693)                --
      Other                                                                      536                369
                                                                            --------           --------
           Total adjustments                                                  47,601             59,951
                                                                            --------           --------
      Net cash provided by operating activities                              105,676             98,393
                                                                            --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in unconsolidated affiliates                                    (2,355)            (6,229)
   Acquisitions of businesses                                                 (1,154)          (340,197)
   Capital expenditures for property, plant
      and equipment                                                          (27,498)           (48,033)
                                                                            --------           --------
      Net cash used in investing activities                                  (31,007)          (394,459)
                                                                            --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions to Unitholders and
      General Partners                                                       (71,599)           (53,448)
   Distributions to Minority Interests                                       (23,986)           (20,960)
   Issuance of long-term debt                                                361,894            485,703
   Retirement of long-term debt                                             (343,228)          (264,811)
   Decrease in bank overdraft                                                     --            (22,437)
   Issuance of partnership interests, net                                         --            173,165
   Proceeds (payments) upon termination of derivatives                         2,351             (4,346)
   Long-term debt financing costs                                             (2,588)            (2,859)
                                                                            --------           --------
      Net cash provided by (used in)
        financing activities                                                 (77,156)           290,007
                                                                            --------           --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                       (2,487)            (6,059)

Cash and cash equivalents-beginning of period                                 16,755             35,363
                                                                            --------           --------
Cash and cash equivalents-end of period                                     $ 14,268           $ 29,304
                                                                            ========           ========
-------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information:
   Cash paid for:
      Interest (net of amount capitalized)                                  $ 44,235           $ 44,052
                                                                            ========           ========
Changes in components of working capital:
      Accounts receivable                                                   $ (5,997)          $  9,540
      Materials and supplies, prepaid expenses and other                        (740)            (1,432)
      Accounts payable                                                             8              1,693
      Accrued taxes other than income                                         (3,023)            (4,999)
      Other                                                                      113                 38
      Accrued interest                                                          (793)             3,171
                                                                            --------           --------
        Total                                                               $(10,432)          $  8,011
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

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                      ACCUMULATED
                                                                                         OTHER          TOTAL
                                                         GENERAL        COMMON       COMPREHENSIVE     PARTNERS'
                                                         PARTNERS        UNITS           INCOME         EQUITY
                                                         --------      --------      -------------     ---------
   Balance at December 31, 2001                          $17,889       $876,540         $20,529         $914,958

   Net income to partners                                  4,732         53,343              --           58,075

   Change associated with current
     period hedging transactions                              --             --          (4,931)          (4,931)

   Change associated with current
     period foreign currency translation                      --             --           2,395            2,395

   Distributions to partners                              (5,002)       (66,597)             --          (71,599)
                                                         -------       --------         -------         --------
   Balance at June 30, 2002                              $17,619       $863,286         $17,993         $898,898
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

2.    GOODWILL

      In the third quarter of 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 modifies the accounting and reporting of goodwill and intangible assets. It requires entities to discontinue the amortization of goodwill, reallocate goodwill among its reporting segments and perform impairment tests by applying a fair-value-based analysis on the goodwill in each reporting segment. At December 31, 2001, the Partnership's balance sheet included goodwill of approximately $475 million with approximately $180 million recorded in the Partnership's investment in unconsolidated affiliates. The Partnership adopted SFAS No. 142 effective January 1, 2002. During the second quarter of 2002, the Partnership completed its evaluation of approximately $295 million recorded goodwill in accordance with SFAS No. 142 and determined that it did not have a transitional impairment loss that needed to be recognized as the cumulative effect of a change in accounting principle. Beginning January 1, 2002, the Partnership is no longer recording amortization expense related to goodwill. The following information discloses the effect of goodwill amortization on the Partnership's net income to partners and net income per unit.

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                       Three Months Ended             Six Months Ended
                                                            June 30,                       June 30,
      (Amounts in thousands,                         -----------------------        ----------------------
        except per unit amounts)                      2002            2001           2002           2001
      --------------------------                     -------         -------        -------        -------
      Reported net income to partners                $30,106         $20,469        $58,075        $38,442
      Add back: goodwill amortization                     --           3,882             --          5,700
                                                     -------         -------        -------        -------
      Adjusted net income to partners                $30,106         $24,351        $58,075        $44,142
                                                     =======         =======        =======        =======

      Reported net income per unit                   $   .67         $   .48        $  1.28        $  1.02
      Add back: goodwill amortization                     --             .10             --            .16
                                                     -------         -------        -------        -------
      Adjusted net income per unit                   $   .67         $   .58        $  1.28        $  1.18
                                                     =======         =======        =======        =======

3.    CREDIT FACILITIES AND LONG-TERM DEBT

      In April 2002, Northern Border Pipeline completed a private offering of $225 million of 6.25% Senior Notes due 2007 ("2002 Pipeline Senior Notes"). Northern Border Pipeline also entered into a registration rights agreement with the initial purchasers in the private offering in which Northern Border Pipeline agreed, among other things, to use its reasonable best efforts to exchange the 2002 Pipeline Senior Notes for notes registered under the Securities Act of 1933 with substantially identical terms. The indenture under which the 2002 Pipeline Senior Notes was issued does not limit the amount of unsecured debt Northern Border Pipeline may incur, but it does include restrictions on incurrence of secured indebtedness. The proceeds from the 2002 Pipeline Senior Notes of approximately $223.5 million were used to reduce indebtedness outstanding.

      Northern Border Pipeline entered into a $175 million three-year credit agreement ("2002 Pipeline Credit Agreement") with certain financial institutions in May 2002. The 2002 Pipeline Credit Agreement is to be used to refinance existing indebtedness and for general business purposes. The 2002 Pipeline Credit Agreement permits Northern Border Pipeline to choose among various interest rate options, to specify the portion of the borrowings to be covered by specific interest rate options and to specify the interest rate period. Northern Border Pipeline is required to pay a fee on the principal commitment amount of $175 million. At June 30, 2002, $22.0 million was outstanding under the 2002 Pipeline Credit Agreement at an average interest rate of 2.47%.

      All of the debt and credit facilities of the Partnership and Northern Border Pipeline contain material financial covenants. Both the Partnership and Northern Border Pipeline are in compliance with these covenants at June 30, 2002.

4.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


other comprehensive income its 70% share of Northern Border Pipeline's accumulated other comprehensive income. The remaining 30% is reflected as an adjustment to minority interests in partners' equity.

      The Partnership records in accumulated other comprehensive income amounts related to terminated interest rate swap agreements for cash flow hedges. During the three months and six months ended June 30, 2002, the Partnership amortized approximately $0.5 million and $1.0 million, respectively, related to the terminated interest rate swap agreements, as a reduction to interest expense from accumulated other comprehensive income and expects to amortize comparable amounts in each of the remaining quarters of 2002.

      During the third quarter of 2001, the Partnership entered into interest rate swap agreements with notional amounts totaling $225 million. Under the interest rate swap agreements, the Partnership makes payments to counterparties at variable rates based on the London Interbank Offered Rate and in return receives payments based on a fixed rate. At June 30, 2002, the average effective interest rate on the interest rate swap agreements was 3.24%.

      In November 2001, Northern Border Pipeline entered into forward starting interest rate swap agreements with notional amounts totaling $150 million related to the planned issuance of senior notes. Upon issuance of the 2002 Pipeline Senior Notes, Northern Border Pipeline terminated the forward starting interest rate swap agreements and received approximately $2.4 million, which was recorded in accumulated other comprehensive income and will be recognized as a reduction in interest expense over the life of the 2002 Pipeline Senior Notes.

      Northern Border Pipeline entered into interest rate swap agreements with notional amounts totaling $225 million in May 2002. Under the interest rate swap agreements, Northern Border Pipeline makes payments to counterparties at variable rates based on the London Interbank Offered Rate and in return receives payments based on a fixed rate. At June 30, 2002, the average effective interest rate on the interest rate swap agreements was 3.50%.

      Both the Partnership's and Northern Border Pipeline's interest rate swap agreements have been designated as fair value hedges as they were entered into to hedge the fluctuations in the market value of the senior notes issued by the Partnership in 2001 and by Northern Border Pipeline in 2002. The accompanying consolidated balance sheet at June 30, 2002, is reflecting a non-cash gain of approximately $20.4 million in assets from price risk management activities with a corresponding offset in long-term debt.

      Bear Paw Energy periodically enters into commodity derivatives contracts and fixed-price physical contracts. Bear Paw Energy primarily utilizes price swaps and collars, which have been designated as cash flow hedges, to hedge its exposure to gas and natural gas liquid price volatility. During the three months and six months ended June 30, 2002, Bear Paw Energy recognized losses of $0.7 million and $0.6 million, respectively, from the settlement of derivative contracts. At June 30, 2002, Bear Paw Energy reflected a non-cash loss of approximately $0.5 million in liabilities from price risk management activities with a corresponding offset in accumulated other comprehensive income. The ineffective portion of Bear Paw Energy's cash flow hedges was minimal.

      At September 30, 2001, Bear Paw Energy had outstanding commodity price swap contracts with Enron North America Corp. ("ENA"), a subsidiary of Enron Corp., which had been accounted for as cash flow hedges, and resulted in Bear Paw Energy

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


recording a non-cash gain of approximately $6.7 million in accumulated other comprehensive income. As a result of ENA's filing for Chapter 11 bankruptcy protection during the fourth quarter of 2001, Bear Paw Energy terminated the contracts and ceased to account for these derivatives as hedges when it determined the hedges were no longer effective. The gain previously recorded in accumulated other comprehensive income is being recorded into earnings in the same periods during which the hedged forecasted transactions will affect earnings. During the three months and six months ended June 30, 2002, the Partnership amortized approximately $1.2 million and $2.7 million, respectively, into earnings from accumulated other comprehensive income and expects to amortize approximately $4.6 million for the year 2002.

5.    BUSINESS SEGMENT INFORMATION

      The Partnership's reportable segments are strategic business units that offer different services. The Partnership evaluates performance based on EBITDA (net income before minority interests; interest expense; income taxes; and depreciation and amortization).

                                                           Natural
                                         Interstate          Gas
                                           Natural        Gathering
                                            Gas              and
                                         Pipelines        Processing        Coal
      (In thousands)                        (a)              (b)           Slurry      Other(c)        Total
      ----------------------------------------------------------------------------------------------------------
      THREE MONTHS ENDED
        JUNE 30, 2002
      ------------------
      Revenues from
        external customers                $84,619          $33,243        $5,441       $    --        $123,303
      EBITDA                               69,469           13,436         1,980        (1,795)         83,090

      THREE MONTHS ENDED
        JUNE 30, 2001
      ------------------
      Revenues from
        external customers                $79,106          $40,769        $5,599       $    --        $125,474
      EBITDA                               60,875           15,398         1,814          (933)         77,154

      SIX MONTHS ENDED
        JUNE 30, 2002
      ------------------
      Revenues from
        external customers               $166,816          $63,833       $10,661       $    --        $241,310
      EBITDA                              137,352           25,085         2,801        (3,187)        162,051

      SIX MONTHS ENDED
        JUNE 30, 2001
      ------------------
      Revenues from
        external customers               $156,146          $46,268       $11,020       $    --        $213,434
      EBITDA                              126,090           17,978         4,072        (3,321)        144,819

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   Total assets by segment are as follows:

                                                                 June 30,              December 31,
      (In thousands)                                               2002                    2001
      ---------------------------------------------------------------------------------------------
      Interstate Natural Gas Pipelines                          $1,833,229              $1,858,902
      Natural Gas Gathering and Processing                         821,133                 792,249
      Coal Slurry                                                   21,557                  22,009
      Other (c)                                                     25,651                  14,195
                                                                ----------              ----------
      Total Assets                                              $2,701,570              $2,687,355
                                                                ==========              ==========


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

6.    NET INCOME PER UNIT

      Net income per unit is computed by dividing net income, after deduction of the general partners' allocation, by the weighted average number of outstanding common units. The general partners' allocation is equal to an amount based upon their collective 2% general partner interest adjusted for incentive distributions. The distribution to partners amount shown on the accompanying consolidated statement of changes in partners' equity includes incentive distributions to the general partners of approximately $3.6 million.

      On July 22, 2002, the Partnership declared a cash distribution of $0.80 per unit ($3.20 per unit on an annualized basis) for the quarter ended June 30, 2002. The distribution is payable August 14, 2002, to unitholders of record at July 31, 2002.

7.    ACCOUNTING PRONOUNCEMENTS

      In 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Partnership is in the process of evaluating the application of this pronouncement.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, No. 44 and No. 64, Amendments to FASB Statements No. 13 and Technical Corrections." SFAS No. 145 streamlines the reporting of debt extinguishments and requires that only gains and losses from extinguishments meeting the criteria in Accounting Principles Board Opinion 30 would be classified as extraordinary. Thus, gains or losses arising from extinguishments that are part of a company's

                   ITEM 1. FINANCIAL STATEMENTS - (CONCLUDED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


recurring operations would not be reported as an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. The Partnership does not expect the adoption of SFAS No. 145 to have a material impact on its financial position, results of operations or cash flows.

      SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued in June 2002 and addresses accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under prior accounting requirements, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Partnership does not expect the adoption of SFAS No. 146 to have a material impact on its financial position, results of operations or cash flows.

8.    SUBSEQUENT EVENTS

      In July 2002, the Partnership sold 2,186,700 common units. In conjunction with the issuance of additional common units, the Partnership's general partners are required to make capital contributions to the Partnership to maintain a 2% general partner interest in accordance with the partnership agreements. The net proceeds from the sale of common units and the general partners' capital contributions totaled approximately $75.9 million and were primarily used to repay amounts borrowed under a 2001 credit agreement.

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

      During 2001, the following acquisitions were made by the Partnership: Bear Paw Energy on March 30; the Mazeppa and Gladys gas processing plants, gas gathering systems and a minority interest in the Gregg Lake/Obed Pipeline on April 4, which are included in the operating results of Border Midstream Services; and Midwestern Gas Transmission effective May 1.

SECOND QUARTER 2002 COMPARED WITH SECOND QUARTER 2001

      The Partnership's net income increased $9.6 million (47%) for the second quarter of 2002, as compared to the same period in 2001. Net income from the interstate natural gas pipeline segment increased approximately $5.4 million, primarily due to Northern Border Pipeline. Northern Border Pipeline's operating results benefited from a pipeline expansion and extension project completed in October 2001 ("Project 2000"). The Partnership's interest expense decreased $2.4 million from 2001 to 2002, primarily due to lower average interest rates. As a result of adopting SFAS No. 142, the Partnership is no longer amortizing goodwill (see Note 2 - Notes to Consolidated Financial Statements). The 2001 operating results included $3.9 million of goodwill amortization or $0.10 per unit. Goodwill amortization by business segment was as follows: interstate natural gas pipelines - $0.4 million; natural gas gathering and processing - $3.4 million; and coal slurry - $0.1 million.

      Operating revenues, net decreased $2.2 million (2%) for the second quarter of 2002, as compared to the same period in 2001. Operating revenues from the natural gas gathering and processing segment decreased $7.5 million (18%) primarily due to reductions in commodity prices between 2001 and 2002. Operating revenues from the interstate natural gas pipelines increased $5.5 million due to a $3.2 million (4%) increase in Northern Border Pipeline's revenues and a $2.3 million increase in Midwestern Gas Transmission's revenues. Northern Border Pipeline reflected additional revenues of approximately $3.4 million related to Project 2000. The impact of the additional revenues associated with Project 2000 was partially offset by uncollected revenues associated with the transportation capacity held by Enron North America Corp. ("ENA"), which filed for Chapter 11 bankruptcy protection in December 2001 (see "Update On The Impact Of Enron's Chapter 11 Filing On The Partnership's Business"). For the second quarter of 2002, the revenues lost on this capacity totaled approximately $0.3 million. Midwestern Gas Transmission's revenues in 2002 include an additional month.

      Product purchases decreased $5.6 million (32%) for the second quarter of 2002 as compared to the same period in 2001 due to lower commodity prices. In conjunction with its gathering and processing activities, Bear Paw Energy receives the natural gas stream from producers. Upon sale of the natural gas liquids and residue that it processes in its facilities, Bear Paw Energy pays the producers based upon a percentage of the gross proceeds.

      Depreciation and amortization expense decreased $1.4 million (7%) for the second quarter of 2002, as compared to the same period in 2001. Depreciation and amortization expense in the second quarter of 2001 includes goodwill amortization of $2.3 million, which is not being recorded in 2002 (see Note 2 - Notes to Consolidated Financial Statements).

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


      Consolidated interest expense decreased $2.7 million (11%) for the second quarter of 2002, as compared to the same period in 2001. Interest expense for the Partnership decreased approximately $2.4 million (23%) for the second quarter of 2002, as compared to the same period in 2001, due to lower average interest rates partially offset by additional borrowings for acquisitions made in 2001.

      Other income (expense) increased $2.5 million for second quarter of 2002, as compared to the same period in 2001, primarily due to an increase in equity earnings of unconsolidated affiliates. The 2001 amount included goodwill amortization of approximately $1.6 million, which is not being recorded in 2002 (see Note 2 - Notes to Consolidated Financial Statements).

      Minority interests in net income increased $2.1 million (22%) for the second quarter of 2002, as compared to the same period in 2001, primarily due to higher operating results for Northern Border Pipeline.

      The extraordinary loss from debt restructuring of $1.2 million recorded in the second quarter of 2001 relates to Black Mesa's 10.7% Secured Senior Notes, which were repaid by the Partnership prior to maturity.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001

      The Partnership's net income increased $19.6 million (51%) for the first half of 2002, as compared to the same period in 2001. Net income from the interstate natural gas pipeline segment, excluding the impact of goodwill amortization, increased approximately $8.8 million, of which $6.1 million is due to Northern Border Pipeline and $2.7 million is due to Midwestern Gas Transmission. Northern Border Pipeline's operating results benefited from Project 2000. Since Midwestern Gas Transmission was acquired effective May 1, 2001, the first half of 2001 included two months of operating results as compared to six months in 2002. Net income from the natural gas gathering and processing segment, excluding the impact of goodwill amortization, increased approximately $3.1 million. Operating results for Bear Paw Energy include an additional three months in 2002 and operating results for Border Midstream Services include an additional four months in 2002. As a result of adopting SFAS No. 142, the Partnership is no longer amortizing goodwill (see Note 2 - Notes to Consolidated Financial Statements). The 2001 operating results included $5.7 million of goodwill amortization or $0.16 per unit. Goodwill amortization by business segment was as follows: interstate natural gas pipelines - $0.4 million; natural gas gathering and processing - $5.1 million; and coal slurry - $0.2 million.

      Operating revenues, net increased $27.9 million (13%) for the first half of 2002, as compared to the same period in 2001. Operating revenues from the natural gas gathering and processing segment increased $17.6 million primarily due to the acquisitions made beginning in late March 2001. Operating revenues from the interstate natural gas pipelines increased $10.7 million due to a $6.4 million increase in Midwestern Gas Transmission's revenues and a $4.3 million (3%) increase in Northern Border Pipeline's revenues. Northern Border Pipeline reflected additional revenues of approximately $6.8 million related to Project 2000. The impact of the additional revenues associated with Project 2000 was partially offset by uncollected revenues associated with the transportation capacity held by ENA, which filed for Chapter 11 bankruptcy protection in

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


December 2001 (see "Update On The Impact Of Enron's Chapter 11 Filing On The Partnership's Business"). For the first half of 2002, the revenues lost on this capacity totaled approximately $1.8 million. Midwestern Gas Transmission's revenues in 2002 include an additional four months.

      Product purchases increased $5.2 million (30%) for the first half of 2002 as compared to the same period in 2001, primarily due to an additional three months of Bear Paw Energy's operating results in 2002. In conjunction with its gathering and processing activities, Bear Paw Energy receives the natural gas stream from producers. Upon sale of the natural gas liquids and residue that it processes in its facilities, Bear Paw Energy pays the producers based upon a percentage of the gross proceeds.

      Operations and maintenance expense increased $8.6 million (21%) for the first half of 2002, as compared to the same period in 2001. Operations and maintenance expense for the natural gas gathering and processing segment increased $7.0 million, primarily due to the businesses acquired in 2001. Operations and maintenance expense from the interstate natural gas pipelines decreased $0.9 million due primarily to a decrease in Northern Border Pipeline's expense by $3.1 million (18%) partially offset by an increase in Midwestern Gas Transmission's expense by $2.2 million. Northern Border Pipeline's operations and maintenance expense decreased due primarily to a decrease in employee benefits and administrative expenses. Midwestern Gas Transmission's expense for 2002 includes an additional four months of activity. The Partnership's operations and maintenance expense increased $1.7 million (116%), primarily due to administrative expenses associated with the acquisitions made in 2001. Operations and maintenance expense for Black Mesa Pipeline increased $0.8 million (12%) primarily due to costs associated with several unplanned coal slurry discharges in the first quarter of 2002.

      Depreciation and amortization expense increased $1.3 million (4%) for the first half of 2002, as compared to the same period in 2001. Depreciation and amortization expense for the natural gas gathering and processing segment, excluding the impact of goodwill amortization, increased by $3.4 million, due primarily to the acquisitions made in 2001. Depreciation and amortization expense for the interstate natural gas pipelines, excluding the impact of goodwill amortization, increased $1.0 million due primarily to expense from Midwestern Gas Transmission. Depreciation and amortization expense in the first half of 2001 includes goodwill amortization of $2.6 million, which is not being recorded in 2002 (see Note 2 - Notes to Consolidated Financial Statements).

      Taxes other than income increased $3.2 million (27%) for the first half of 2002, as compared to the same period in 2001. Taxes other than income for the interstate natural gas pipelines increased $2.5 million due primarily to expense from Northern Border Pipeline. Northern Border Pipeline periodically reviews and adjusts its estimates of ad valorem taxes. Reductions to previous estimates in 2001 exceeded reductions to previous estimates in 2002 by approximately $1.6 million. In addition, the estimates for 2002 ad valorem taxes have increased due to the completion of Project 2000 in 2001. Taxes other than income for the natural gas gathering and processing segment increased $0.7 million, primarily due to the businesses acquired in 2001.

      Consolidated interest expense decreased $3.4 million (7%) for the first half of 2002, as compared to the same period in 2001. Interest expense attributable

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


to Northern Border Pipeline decreased $2.0 million (7%) for the first half of 2002, as compared to the same period in 2001, due to a decrease in Northern Border Pipeline's average interest rate. Interest expense for the Partnership decreased approximately $0.9 million (5%) for the first half of 2002, as compared to the same period in 2001, due to lower average interest rates partially offset by additional borrowings for acquisitions made in 2001.

      Other income (expense) increased $8.0 million for first half of 2002, as compared to the same period in 2001. Equity earnings of unconsolidated affiliates increased $6.0 million to $6.5 million for 2002 as compared to 2001. The 2001 amount included goodwill amortization of approximately $3.1 million, which is not being recorded in 2002 (see Note 2 - Notes to Consolidated Financial Statements). Other income (expense) for 2001 included non-recurring charges of $2.4 million, primarily related to a loss on a forward purchase of Canadian dollars to fund the acquisition of Border Midstream's gathering and processing assets. In addition, the amount for 2001 includes a charge of approximately $1.7 million for an uncollectible receivable from a telecommunications company that had purchased excess capacity on Northern Border Pipeline's communication system.

      Minority interests in net income increased $2.6 million (13%) for the first half of 2002, as compared to the same period in 2001, primarily due to improved operating results for Northern Border Pipeline.

      The extraordinary loss from debt restructuring of $1.2 million recorded in the first half of 2001 relates to Black Mesa's 10.7% Secured Senior Notes, which were repaid by the Partnership prior to maturity.

LIQUIDITY AND CAPITAL RESOURCES

DEBT AND CREDIT FACILITIES

      The Partnership's debt and credit facilities outstanding at June 30, 2002, are as follows:

                                                              Payments Due by Period
                                                            --------------------------
                                                            Current Portion
                                                               (Less Than    Long-Term
                                                     Total       1 Year)      Portion
--------------------------------------------------------------------------------------
                                                            (In Thousands)
Northern Border Pipeline
  $175 million Pipeline Credit
    Agreement, average 2.47%                      $   22,000    $    --    $   22,000
  1992 Series C and D
    Senior Notes, average 8.53%                      143,000     78,000        65,000
  6.25% Senior Notes due 2007                        225,000         --       225,000
  7.75% Senior Notes due 2009                        200,000         --       200,000
  7.50% Senior Notes due 2021                        250,000         --       250,000
Northern Border Partners, L.P.
  8 7/8% Senior Notes due 2010                       250,000         --       250,000
  7.10% Senior Notes due 2011                        225,000         --       225,000
  $200 million Partnership Credit
    Agreement, average 2.69%,
    due 2004                                         109,000         --       109,000
                                                  ----------    -------    ----------
Total                                             $1,424,000    $78,000    $1,346,000
                                                  ==========    =======    ==========

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


      Northern Border Pipeline entered into a $175 million three-year credit agreement ("2002 Pipeline Credit Agreement") with certain financial institutions in May 2002. The 2002 Pipeline Credit Agreement replaced a credit agreement entered into in 1997. The 2002 Pipeline Credit Agreement is to be used to refinance existing indebtedness and for general business purposes. At June 30, 2002, $22 million was outstanding under the 2002 Pipeline Credit Agreement at an average interest rate of 2.47%.

      At June 30, 2002, Northern Border Pipeline had outstanding $143 million of senior notes issued in a $250 million private placement under a July 1992 note purchase agreement. The Series C Notes, with a principal amount of $78 million, mature in August 2002. The Series D Notes will mature in August 2003. Northern Border Pipeline anticipates borrowing under the 2002 Pipeline Credit Agreement to repay the Series C Notes.

      In April 2002, Northern Border Pipeline completed a private offering of $225 million of 6.25% Senior Notes due 2007 ("2002 Pipeline Senior Notes"). The indenture under which the 2002 Pipeline Senior Notes was issued does not limit the amount of unsecured debt Northern Border Pipeline may incur, but it does include restrictions on incurrence of secured indebtedness. The proceeds from the 2002 Pipeline Senior Notes of approximately $223.5 million were used to reduce indebtedness outstanding under a previous credit agreement.

      The indentures under which the Partnership's 8 7/8% Senior Notes and the 7.10% Senior Notes (collectively "Partnership Senior Notes") were issued do not limit the amount of unsecured debt the Partnership may incur, but they do include restrictions on incurrence of secured indebtedness. The indentures also contain provisions that would require the Partnership to offer to repurchase the Partnership Senior Notes, if either Standard & Poor's Rating Services or Moody's Investors Service ("Moody's") rate the notes as below investment grade. In addition, if one or more holders of the Partnership Senior Notes elect to require the Partnership to repurchase, then a default will result under the Partnership Credit Agreement. In April 2002, Moody's downgraded the Partnership's senior unsecured debt to a rating of Baa2 and affirmed the A3 rating of Northern Border Pipeline's senior unsecured debt, both with a negative rating outlook. Northern Border Pipeline's and the Partnership's credit ratings remain above investment grade.

      In July 2002, the Partnership sold 2,186,700 common units. In conjunction with the issuance of additional common units, the Partnership's general partners are required to make capital contributions to the Partnership to maintain a 2% general partner interest in accordance with the partnership agreements. The net proceeds from the sale of common units and the general partners' capital contributions totaled approximately $75.9 million and were primarily used to repay amounts borrowed under the Partnership Credit Agreement.

      Short-term liquidity needs will be met by operating cash flows, the Partnership Credit Agreement and the 2002 Pipeline Credit Agreement. Long-term capital needs may be met through the ability to issue long-term indebtedness as well as additional limited partner interests of the Partnership.

CASH FLOWS FROM OPERATING ACTIVITIES

      Cash flows provided by operating activities increased $7.3 million to $105.7 million for the first half of 2002, as compared to the same period in 2001. Net income to partners before depreciation and amortization increased $20.9 million

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


primarily due to the natural gas gathering and processing businesses and Midwestern Gas Transmission acquired in 2001. In 2002, working capital decreased $10.4 million as compared to an increase in 2001 of $8.0 million. The working capital change for 2001 reflected a $9.5 million decrease in accounts receivable, primarily related to Northern Border Pipeline. Northern Border Pipeline had been billing its shippers subject to refund until its rate case was settled. Cash flows from operating activities for 2001 included net cash outflows of approximately $4.7 million related to Northern Border Pipeline's rate case. During the first quarter of 2001, Northern Border Pipeline made refunds to its shippers totaling $6.8 million, which included approximately $2.1 million collected in the first quarter of 2001 with the remainder collected previously.

CASH FLOWS FROM INVESTING ACTIVITIES

      The investment in unconsolidated affiliates of $2.4 million and $6.2 million for the first half of 2002 and 2001, respectively, primarily reflects capital contributions to Bighorn.

      Acquisitions of businesses decreased $339.0 million to $1.2 million for the first half of 2002 as compared to the same period in 2001. The 2001 amount represents acquisitions of Midwestern Gas Transmission and the assets of Border Midstream Services in April 2001 and the cash portion of the purchase price of Bear Paw Energy in March 2001. The purchase of Bear Paw Energy also involved the issuance of 5.7 million common units valued at $183.0 million, for a total purchase price of $381.7 million.

      Capital expenditures of $27.5 million for the first half of 2002 included $21.9 million for the natural gas gathering and processing segment and $5.2 million for the interstate natural gas pipelines segment. For the same period in 2001, capital expenditures were $48.0 million, which includes $31.7 million for gas gathering and processing facilities and $16.3 million for interstate natural gas pipeline facilities. The expenditures for interstate natural gas pipeline facilities in 2001 include $12.4 million for Northern Border Pipeline's Project 2000.

      Total capital expenditures and investments in unconsolidated affiliates for 2002 are estimated to be $70 million, which includes $31 million expended through the first half of 2002. Capital expenditures for the interstate natural gas pipelines are estimated to be $23 million, including approximately $14 million for Northern Border Pipeline. Northern Border Pipeline currently anticipates funding its 2002 capital expenditures primarily by borrowing on debt facilities and using operating cash flows. Capital expenditures for natural gas gathering and processing facilities are estimated to be $36 million and additional investments in unconsolidated affiliates are estimated to be $11 million for 2002. Funds required to meet the capital requirements for 2002 are anticipated to be provided from debt borrowings, issuance of additional limited partner interests in the Partnership and operating cash flows. The estimated capital expenditures and investments do not include any amounts for acquisitions. If any such acquisitions are made, the Partnership's estimated capital requirements would be increased, which the Partnership would anticipate funding from debt borrowings and the issuance of additional limited partner interests in the Partnership.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


CASH FLOWS FROM FINANCING ACTIVITIES

      Cash flows used in financing activities was $77.2 million for the first half of 2002 as compared to cash flows provided by financing activities of $290.0 million for the first half of 2001. Cash distributions to the unitholders and the general partners increased $18.2 million to $71.6 million. The increase is due to both an increase in the number of common units outstanding and an increase in the distribution rate. The distribution paid in the first quarter and second quarter of 2002 was $0.80 per unit as compared to $0.70 per unit paid in the first quarter of 2001 and $0.7625 per unit paid in the second quarter of 2001.

      For 2002, Northern Border Pipeline received net proceeds from the 2002 Pipeline Senior Notes of approximately $223.5 million that were used to reduce indebtedness outstanding under a previously outstanding credit agreement. During the first half of 2002, Northern Border Pipeline had net repayments under its credit agreements of $250.0 million as compared to net borrowings in 2001 of $5.0 million.

      For the first half of 2002, borrowings under the Partnership Credit Agreement totaled $45.0 million as compared to borrowings of $200.0 million in the first half of 2001. The net proceeds in the first half of 2001 from the private offering of the 7.10% Senior Notes totaled approximately $223.2 million. The proceeds from the 7.10% Senior Notes and the Partnership Credit Agreement were primarily used to fund the acquisition of Bear Paw Energy, the assets of Border Midstream Services and Midwestern Gas Transmission discussed previously and to repay $47.3 million of indebtedness outstanding on a prior credit facility.

      For the first half of 2001, Northern Border Pipeline recognized a decrease in bank overdraft of $22.4 million. At December 31, 2000, Northern Border Pipeline reflected the bank overdraft primarily due to rate refund checks outstanding.

      Financing activities for 2001 reflect the issuance of partnership interests of $173.2 million, which was primarily used to repay amounts borrowed on the Partnership Credit Agreement of $168.0 million.

      In March 2001, the Partnership paid approximately $4.3 million to terminate forward starting interest rate swap agreements and in April 2002, Northern Border Pipeline received $2.4 million from the termination of forward starting interest rate swap agreements (see Note 4 - Notes to Consolidated Financial Statements).

NEW ACCOUNTING PRONOUNCEMENTS

      See Note 7 - Notes to Consolidated Financial Statements.

UPDATE ON THE IMPACT OF ENRON'S CHAPTER 11 FILING ON THE PARTNERSHIP'S BUSINESS

      As more fully discussed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001, on December 2, 2001, Enron Corp. filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Certain wholly owned Enron subsidiaries, including ENA, have also filed for Chapter 11 bankruptcy protection. ENA was a party to shipper contracts obligating ENA to pay demand charges for approximately 3.4% of Northern Border Pipeline's capacity. On June 13, 2002, the Bankruptcy Court approved a Stipulation and Order entered into on May 15, 2002, by ENA and Northern Border Pipeline pursuant to which ENA agreed that all but one of the shipper contracts, representing 1.7% of pipeline capacity, will be deemed rejected and terminated. ENA must effect a permanent release of the remaining contract capacity or assume

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONCLUDED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

or reject the remaining contract by October 31, 2002. Northern Border Pipeline posted the available capacity and awarded approximately 94% of the capacity at maximum rates for varying terms. Payment received by Northern Border Pipeline for the capacity awarded will mitigate claims against ENA. For the period from January to June 2002, Northern Border Pipeline has realized lost revenues of approximately $1.8 million for ENA's capacity. If it is unable to market the remaining capacity, Northern Border Pipeline has estimated its financial exposure remaining for 2002 to be approximately $1.7 million in revenues. Northern Border Pipeline is uncertain regarding the amount of damages for breach of contract or other claims that it will be able to establish in the bankruptcy proceeding, and it cannot predict the amounts, if any, that it will collect or the timing of collection. The Partnership believes, however, that any such failure to collect will not have a material adverse effect on its financial condition, and any amounts collected will not be material.

      On May 3, 2002, Enron presented to the creditors committee a proposal under which certain of Enron's core energy assets would be separated from Enron's bankruptcy estate and operated prospectively as a new integrated power and pipeline company. Northern Plains Natural Gas Company and Pan Border Gas Company, general partners of the Partnership, are proposed to be included in this company. If the creditors committee endorses this proposal, the inclusion of Northern Plains and Pan Border in the new company would be subject to a
Section 363 auction under the supervision of the Bankruptcy Court. There is no assurance that Enron's proposal will be adopted as proposed. Even if adopted as proposed, there is no assurance as to whether Northern Plains and Pan Border would ultimately be included in the new company or sold to a different bidder in a Section 363 auction. The Partnership plans to continue to monitor developments at Enron, to continue to assess the impact on the Partnership of its existing agreements and relationships with Enron.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

      The statements in this Quarterly Report that are not historical information are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results of the Partnership's operations may differ materially from those expressed in these forward-looking statements. Such forward-looking statements include the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" regarding the Partnership's estimated capital expenditures and equity investments in 2002. Although the Partnership believes that its expectations regarding future events are based on reasonable assumptions within the bounds of its knowledge of its business, it can give no assurance that its goals will be achieved or that its expectations regarding future developments will be realized. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the December 2, 2001 filing by Enron of a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code, industry results, future demand for natural gas, availability of supplies of Canadian natural gas, the ability to market pipeline capacity on favorable terms, political and regulatory developments that impact FERC proceedings involving the interstate natural gas pipelines, the interstate natural gas pipelines' success in sustaining their positions in such proceedings or the success of intervenors in opposing their positions, competitive developments by Canadian and U.S. natural gas transmission peers, political and regulatory developments in Canada, and conditions of the capital markets and equity markets.

                   PART I. FINANCIAL INFORMATION - (CONCLUDED)

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


      The Partnership may be exposed to market risk through changes in commodity prices, exchange rates and interest rates, as discussed below. A control environment has been established which includes policies and procedures for risk assessment and the approval, reporting and monitoring of financial instrument activities.

      The Partnership has utilized and expects to continue to utilize financial instruments in the management of interest rate risks and natural gas and natural gas liquids marketing activities to achieve a more predictable cash flow by reducing its exposure to interest rate and price fluctuations.

      There have not been any material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2001, in Item 7a of the Partnership's Annual Report on Form 10-K. For more information on risk management activities, see Note 4 to the Partnership's consolidated financial statements included elsewhere in this report.

                           PART II. OTHER INFORMATION

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


ITEM 1. Legal Proceedings

      An unanticipated release of coal slurry from the pipeline owned by Black Mesa Pipeline occurred on August 6, 2002. As required under the Consent Decree entered into by Black Mesa, notification of this release was provided to the United States Environmental Protection Agency and the Arizona Department of Environmental Quality. Black Mesa Pipeline will be subject to stipulated penalties for this release. To date, stipulated penalties have not been assessed for prior unanticipated releases of coal slurry. Although no assurance can be given, we believe that such penalties under the terms of the Consent Decree for all releases will not exceed $100,000.

ITEM 6. Exhibits and Reports on Form 8-K

(a)   Exhibits.

      99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K.

      1) The Partnership filed a Current Report on Form 8-K, dated April 9, 2002, reporting a press release issued by the Partnership that announced that Moody's Investors Service had assigned a debt rating of Baa2 to the Partnership's public debt and had affirmed the A3 rating of Northern Border Pipeline's senior unsecured notes.

      2) The Partnership filed a Current Report on Form 8-K, dated May 15, 2002, reporting a Stipulation and Order entered into by Northern Border Pipeline and Enron North America Corp.

      3) The Partnership filed a Current Report on Form 8-K, dated June 5, 2002, reporting the consent of KPMG LLP to incorporation by reference in certain registration statements of its report dated March 8, 2002 which appears in the December 31, 2001 Annual Report on Form 10-K.

      4) The Partnership filed a Current Report on Form 8-K, dated June 26, 2002, reporting the public offering of common units.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             NORTHERN BORDER PARTNERS, L.P.
                                             (A Delaware Limited Partnership)


Date: August 14, 2002                    By: /s/ Jerry L. Peters
                                             --------------------------------
                                             Jerry L. Peters
                                             Chief Financial and Accounting
                                             Officer

                               INDEX TO EXHIBITS


       99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.