Form 10-Q
period 2002-09-30
NORTHERN BORDER PARTNERS LP
filed 2002-11-14
CIK 909281

                      UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

                         Commission File Number 1-12202
                         NORTHERN BORDER PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

          Delaware                                              93-1120873
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

     1111 South 103rd St.
        Omaha, Nebraska                                        68124-1000
(Address of principal executive                                (Zip code)
           offices)

                                 (402) 398-7700
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No | |

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION

      ITEM 1. Financial Statements

              Consolidated Statement of Income -
                  Three Months Ended September 30, 2002 and 2001
                  and Nine Months Ended September 30, 2002 and 2001         3
              Consolidated Statement of Comprehensive Income -
                  Three Months Ended September 30, 2002 and 2001
                  and Nine Months Ended September 30, 2002 and 2001         3
              Consolidated Balance Sheet - September 30, 2002
                  and December 31, 2001                                     4
              Consolidated Statement of Cash Flows -
                  Nine Months Ended September 30, 2002 and 2001             5
              Consolidated Statement of Changes in Partners'
                  Equity - Nine Months Ended September 30, 2002             6
              Notes to Consolidated Financial Statements                    7

      ITEM 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations                14

      ITEM 3. Quantitative and Qualitative Disclosures About
              Market Risk                                                  23

      ITEM 4. Controls and Procedures                                      23

PART II. OTHER INFORMATION

      ITEM 5. Other Information                                            24

      ITEM 6. Exhibits and Reports on Form 8-K                             24

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)

                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                         SEPTEMBER 30,            SEPTEMBER 30,
                                      -------------------   ----------------------
                                        2002       2001        2002        2001
                                      --------   --------   ---------    ---------
OPERATING REVENUES, NET               $126,237   $124,646   $ 367,547    $ 338,080
                                      --------   --------   ---------    ---------

OPERATING EXPENSES
   Product purchases                    12,160     12,188      34,878       29,704
   Operations and maintenance           26,029     23,389      75,269       64,042
   Depreciation and amortization        18,915     19,879      56,069       55,737
   Taxes other than income               8,702      9,347      23,525       20,989
                                      --------   --------   ---------    ---------

      Operating expenses                65,806     64,803     189,741      170,472
                                      --------   --------   ---------    ---------

OPERATING INCOME                        60,431     59,843     177,806      167,608
                                      --------   --------   ---------    ---------

INTEREST EXPENSE                        20,704     21,452      63,651       67,780
                                      --------   --------   ---------    ---------

OTHER INCOME (EXPENSE)
   Equity earnings in
     unconsolidated affiliates           3,670        668      10,194        1,223
   Other income (expense)                   12        689         (12)      (1,392)
                                      --------   --------   ---------    ---------

      Other income (expense)             3,682      1,357      10,182         (169)
                                      --------   --------   ---------    ---------

MINORITY INTERESTS IN NET INCOME        11,759     10,661      34,612       30,917
                                      --------   --------   ---------    ---------

NET INCOME BEFORE
   EXTRAORDINARY ITEMS                  31,650     29,087      89,725       68,742

EXTRAORDINARY LOSS FROM
   DEBT RESTRUCTURING                       --         --          --       (1,213)
                                      --------   --------   ---------    ---------

NET INCOME TO PARTNERS                $ 31,650   $ 29,087   $  89,725    $  67,529
                                      ========   ========   =========    =========

NET INCOME PER UNIT                   $   0.67   $   0.65   $    1.95    $    1.69
                                      ========   ========   =========    =========

NUMBER OF UNITS USED IN COMPUTATION     43,782     41,623      42,343       37,510
                                      ========   ========   =========    =========

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                         SEPTEMBER 30,           SEPTEMBER 30,
                                      -------------------   ----------------------
                                        2002       2001       2002          2001
                                      --------   --------   ---------    ---------
Net income to partners                $ 31,650   $ 29,087   $  89,725    $  67,529
Other comprehensive income:
   Transition adjustment from
     adoption of SFAS No. 133               --         --          --       22,183
   Change associated with current
     period hedging transactions        (4,051)    (6,631)     (8,982)        (558)
   Change associated with
     current period foreign
     currency translation               (2,223)    (2,021)        172         (127)
                                      --------   --------   ---------    ---------

Total comprehensive income            $ 25,376   $ 20,435   $  80,915    $  89,027
                                      ========   ========   =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                       SEPTEMBER       DECEMBER
ASSETS                                                  30, 2002       31, 2001
                                                       ----------     ----------
CURRENT ASSETS
   Cash and cash equivalents                           $   34,413     $   16,755
   Accounts receivable                                     51,580         49,740
   Materials and supplies, at cost                          5,204          5,584
   Prepaid expenses and other                               9,481          6,572
                                                       ----------     ----------
      Total current assets                                100,678         78,651
                                                       ----------     ----------
PROPERTY, PLANT AND EQUIPMENT
   Property, plant and equipment                        2,860,049      2,829,691
   Less: Accumulated provision for
      depreciation and amortization                       835,394        789,592
                                                       ----------     ----------
      Property, plant and equipment, net                2,024,655      2,040,099
                                                       ----------     ----------
INVESTMENTS AND OTHER ASSETS
   Investment in unconsolidated affiliates                243,836        239,729
   Goodwill                                               295,441        295,402
   Derivative financial instruments                        53,118          9,635
   Other                                                   26,894         23,839
                                                       ----------     ----------
      Total investments and other assets                  619,289        568,605
                                                       ----------     ----------
      Total assets                                     $2,744,622     $2,687,355
                                                       ==========     ==========
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt                $   67,497     $  352,395
   Accounts payable                                        43,391         39,246
   Accrued taxes other than income                         29,217         28,730
   Accrued interest                                        22,039         20,550
   Derivative financial instruments                         3,066             --
                                                       ----------     ----------
      Total current liabilities                           165,210        440,921
                                                       ----------     ----------
LONG-TERM DEBT, NET OF CURRENT MATURITIES               1,355,445      1,070,832
                                                       ----------     ----------
MINORITY INTERESTS IN PARTNERS' EQUITY                    247,409        250,078
                                                       ----------     ----------
RESERVES AND DEFERRED CREDITS                              14,548         10,566
                                                       ----------     ----------
PARTNERS' EQUITY
   Partners' capital                                      950,291        894,429
   Accumulated other comprehensive income                  11,719         20,529
                                                       ----------     ----------
      Total partners' equity                              962,010        914,958
                                                       ----------     ----------
      Total liabilities and partners' equity           $2,744,622     $2,687,355
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

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              ----------------------
                                                                2002          2001
                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income to partners                                     $  89,725    $  67,529
                                                              ---------    ---------
   Adjustments to reconcile net income to partners
    to net cash provided by operating activities:
      Depreciation and amortization                              56,343       56,011
      Minority interests in net income                           34,612       30,917
      Provision for rate refunds                                     --        2,036
      Rate refunds paid                                              --       (6,762)
      Equity earnings in unconsolidated affiliates              (10,194)      (1,223)
      Distributions received from unconsolidated affiliates       8,688        3,785
      Changes in components of working capital,
        net of the effect of the acquired businesses              2,973       11,012
      Non-cash gains from risk management activities             (3,639)          --
      Other                                                         691       (1,756)
                                                              ---------    ---------
           Total adjustments                                     89,474       94,020
                                                              ---------    ---------
      Net cash provided by operating activities                 179,199      161,549
                                                              ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in unconsolidated affiliates                       (2,551)      (9,202)
   Acquisitions of businesses                                    (1,154)    (342,061)
   Capital expenditures for property, plant
      and equipment                                             (39,892)     (98,963)
                                                              ---------    ---------
      Net cash used in investing activities                     (43,597)    (450,226)
                                                              ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions to Unitholders and
      General Partners                                         (109,279)     (87,166)
   Distributions to Minority Interests                          (36,674)     (31,438)
   Issuance of long-term debt                                   467,894      826,103
   Retirement of long-term debt                                (514,874)    (567,388)
   Decrease in bank overdraft                                        --      (22,437)
   Issuance of partnership interests, net                        75,416      172,427
   Proceeds (payments) upon termination of derivatives            2,351       (8,417)
   Long-term debt financing costs                                (2,778)      (5,219)
                                                              ---------    ---------
      Net cash provided by (used in)
        financing activities                                   (117,944)     276,465
                                                              ---------    ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                          17,658      (12,212)

Cash and cash equivalents-beginning of period                    16,755       35,363
                                                              ---------    ---------
Cash and cash equivalents-end of period                       $  34,413    $  23,151
                                                              =========    =========
Supplemental Disclosures of Cash Flow Information:
   Cash paid for:
      Interest (net of amount capitalized)                    $  62,907    $  72,475
                                                              =========    =========

Changes in components of working capital:
      Accounts receivable                                     $  (1,840)   $   9,338
      Materials and supplies, prepaid expenses and other         (2,529)      (5,467)
      Accounts payable                                            5,345       10,129
      Accrued taxes other than income                               487          534
      Other                                                          21          (46)
      Accrued interest                                            1,489       (3,476)
                                                              ---------    ---------
        Total                                                 $   2,973    $  11,012
                                                              =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                ACCUMULATED
                                                                   OTHER       TOTAL
                                         GENERAL     COMMON    COMPREHENSIVE  PARTNERS'
                                        PARTNERS      UNITS       INCOME       EQUITY
                                        --------    ---------    --------    ---------
Balance at December 31, 2001            $ 17,889    $ 876,540    $ 20,529    $ 914,958

Net income to partners                     7,244       82,481          --       89,725

Change associated with current
  period hedging transactions                 --           --      (8,982)      (8,982)

Change associated with current
  period foreign currency translation         --           --         172          172

Issuance of partnership
  interests, net                           1,508       73,908          --       75,416

Distributions to partners                 (7,635)    (101,644)         --     (109,279)
                                        --------    ---------    --------    ---------

Balance at September 30, 2002           $ 19,006    $ 931,285    $ 11,719    $ 962,010
                                        ========    =========    ========    =========

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

2. ORGANIZATION AND MANAGEMENT

      On August 16, 2002, TransCanada PipeLines Limited, parent of the general partner of TC PipeLines, LP, acquired the outstanding common stock of Northwest Border Pipeline Company from The Williams Companies, Inc. Northwest Border Pipeline is one of the three general partners of the Partnership. As a result of the acquisition, TransCanada owns a 0.35% general partner interest in the Partnership and effectively has 17.5% of the voting power on the partnership policy committee. Northern Plains Natural Gas Company and Pan Border Gas Company, affiliates of Enron Corp., are the other general partners of the Partnership and have 82.5% of the voting power on the partnership policy committee.

      With the Partnership's 70% ownership of Northern Border Pipeline, Northern Plains and Pan Border have 57.75% of the voting power on Northern Border Pipeline's management committee and TransCanada has 12.25% of the voting power on the management committee. TC PipeLines owns the remaining 30% general partner interest in Northern Border Pipeline. In the aggregate, TransCanada and TC PipeLines have 42.25% of the voting power on the management committee.

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. GOODWILL

      In the third quarter of 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 modifies the accounting and reporting of goodwill and intangible assets. It requires entities to discontinue the amortization of goodwill, reallocate goodwill among its reporting segments and perform impairment tests by applying a fair-value-based analysis on the goodwill in each reporting segment. At December 31, 2001, the Partnership's balance sheet included goodwill of approximately $475 million with approximately $180 million recorded in the Partnership's investment in unconsolidated affiliates. The Partnership adopted SFAS No. 142 effective January 1, 2002. During the second quarter of 2002, the Partnership completed its evaluation of approximately $295 million recorded goodwill in accordance with SFAS No. 142 and determined that it did not have a transitional impairment loss. Beginning January 1, 2002, the Partnership is no longer recording amortization expense related to goodwill. The following information discloses the effect of goodwill amortization on the Partnership's net income to partners and net income per unit.

                                          Three Months Ended         Nine Months Ended
                                             September 30,              September 30,
      (Amounts in thousands,            -----------------------   -----------------------
      except per unit amounts)             2002         2001         2002         2001
      -------------------------------   ----------   ----------   ----------   ----------
      Reported net income to partners   $   31,650   $   29,087   $   89,725   $   67,529
      Add back: goodwill amortization           --        3,697           --        9,397
                                        ----------   ----------   ----------   ----------

      Adjusted net income to partners   $   31,650   $   32,784   $   89,725   $   76,926
                                        ==========   ==========   ==========   ==========

      Reported net income per unit      $      .67   $      .65   $     1.95   $     1.69
      Add back: goodwill amortization           --          .09           --          .25
                                        ----------   ----------   ----------   ----------

      Adjusted net income per unit      $      .67   $      .74   $     1.95   $     1.94
                                        ==========   ==========   ==========   ==========

4. CREDIT FACILITIES AND LONG-TERM DEBT

      In April 2002, Northern Border Pipeline completed a private offering of $225 million of 6.25% Senior Notes due 2007 ("2002 Pipeline Senior Notes"). Northern Border Pipeline also entered into a registration rights agreement with the initial purchasers in the private offering in which Northern Border Pipeline agreed, among other things, to use its reasonable best efforts to exchange the 2002 Pipeline Senior Notes for notes registered under the Securities Act of 1933 with substantially identical terms. In October 2002, Northern Border Pipeline filed a registration statement with the SEC for the offer to exchange the 2002 Pipeline Senior Notes and expects to complete the exchange in November 2002. The indenture under which the 2002 Pipeline Senior Notes was issued does not limit the amount of unsecured debt Northern Border Pipeline may incur, but it does include restrictions on incurrence of secured indebtedness. The proceeds from the 2002 Pipeline Senior Notes of approximately $223.5 million were used to reduce indebtedness outstanding.

      Northern Border Pipeline entered into a $175 million three-year credit agreement ("2002 Pipeline Credit Agreement") with certain financial institutions in May 2002. The 2002 Pipeline Credit Agreement is to be used to refinance existing indebtedness and for general business purposes. The 2002 Pipeline Credit Agreement permits Northern Border Pipeline to choose among various interest rate options, to specify the portion of the borrowings to be covered by

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

specific interest rate options and to specify the interest rate period. Northern Border Pipeline is required to pay a fee on the principal commitment amount of $175 million. At September 30, 2002, $108.0 million was outstanding under the 2002 Pipeline Credit Agreement at an average interest rate of 2.45%.

      All of the debt and credit facilities of the Partnership and Northern Border Pipeline contain material financial covenants. Both the Partnership and Northern Border Pipeline are in compliance with these covenants at September 30, 2002.

5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

      The Partnership uses derivative financial instruments in the management of its interest rate and commodity price exposure. A control environment has been established which includes policies and procedures for risk assessment and the approval, reporting and monitoring of financial instrument activities.

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

      The Partnership records in accumulated other comprehensive income amounts related to terminated interest rate swap agreements for cash flow hedges. During the three months and nine months ended September 30, 2002, the Partnership amortized approximately $0.6 million and $1.6 million, respectively, related to the terminated interest rate swap agreements, as a reduction to interest expense from accumulated other comprehensive income and expects to amortize approximately $0.6 million in the fourth quarter of 2002.

      During the third quarter of 2001, the Partnership entered into interest rate swap agreements with notional amounts totaling $225 million. Under the interest rate swap agreements, the Partnership makes payments to counterparties at variable rates based on the London Interbank Offered Rate and in return receives payments based on a fixed rate. At September 30, 2002, the average effective interest rate on the interest rate swap agreements was 2.99%. See Note 10.

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

      Northern Border Pipeline entered into interest rate swap agreements with notional amounts totaling $225 million in May 2002. Under the interest rate swap agreements, Northern Border Pipeline makes payments to counterparties at variable rates based on the London Interbank Offered Rate and in return receives payments based on a fixed rate. At September 30, 2002, the average effective interest rate on the interest rate swap agreements was 3.50%.

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Both the Partnership's and Northern Border Pipeline's interest rate swap agreements have been designated as fair value hedges as they were entered into to hedge the fluctuations in the market value of the senior notes issued by the Partnership in 2001 and by Northern Border Pipeline in 2002. The accompanying consolidated balance sheet at September 30, 2002, reflects a non-cash gain of approximately $53.1 million in derivative financial instruments with a corresponding offset in long-term debt.

      Bear Paw Energy periodically enters into commodity derivatives contracts and fixed-price physical contracts. Bear Paw Energy primarily utilizes price swaps and collars, which have been designated as cash flow hedges, to hedge its exposure to gas and natural gas liquid price volatility. During the three months and nine months ended September 30, 2002, Bear Paw Energy recognized losses of $0.3 million and $1.0 million, respectively, from the settlement of derivative contracts. At September 30, 2002, Bear Paw Energy reflected a non-cash loss of approximately $3.1 million in derivative financial instruments with a corresponding offset in accumulated other comprehensive income. The ineffective portion of Bear Paw Energy's cash flow hedges was minimal.

      At September 30, 2001, Bear Paw Energy had outstanding commodity price swap contracts with Enron North America Corp. ("ENA"), a subsidiary of Enron Corp., which had been accounted for as cash flow hedges, and resulted in Bear Paw Energy recording a non-cash gain of approximately $6.7 million in accumulated other comprehensive income. As a result of ENA's filing for Chapter 11 bankruptcy protection during the fourth quarter of 2001, Bear Paw Energy terminated the contracts and ceased to account for these derivatives as hedges when it determined the hedges were no longer effective. The gain previously recorded in accumulated other comprehensive income is being recorded into earnings in the same periods during which the hedged forecasted transactions will affect earnings. During the three months and nine months ended September 30, 2002, the Partnership amortized approximately $1.0 million and $3.7 million, respectively, into earnings from accumulated other comprehensive income and expects to amortize approximately $4.6 million for the year 2002.

6. BUSINESS SEGMENT INFORMATION

      The Partnership's reportable segments are strategic business units that offer different services. The Partnership evaluates performance based on EBITDA (net income before minority interests; interest expense; income taxes; and depreciation and amortization).

                                       Natural
                           Interstate    Gas
                            Natural   Gathering
                              Gas        and
                           Pipelines  Processing  Coal
      (In thousands)          (a)        (b)     Slurry   Other(c)     Total
      --------------------------------------------------------------------------
      THREE MONTHS ENDED
        SEPTEMBER 30, 2002
      Revenues from
        external customers   $86,591   $34,177   $5,469   $    --    $126,237
      EBITDA                  69,660    13,505    1,425    (1,116)     83,474

      THREE MONTHS ENDED
        SEPTEMBER 30, 2001
      Revenues from
        external customers   $81,333   $37,843   $5,470   $    --    $124,646
      EBITDA                  63,966    16,351    2,182      (407)     82,092

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                         Natural
                            Interstate     Gas
                             Natural    Gathering
                               Gas         and
                            Pipelines   Processing  Coal
      (In thousands)           (a)         (b)     Slurry    Other(c)    Total
      --------------------------------------------------------------------------
      NINE MONTHS ENDED
        SEPTEMBER 30, 2002
      Revenues from
        external customers   $253,407   $98,010   $16,130   $    --    $367,547
      EBITDA                  207,012    38,590     4,226    (4,303)    245,525

      NINE MONTHS ENDED
        SEPTEMBER 30, 2001
      Revenues from
        external customers   $237,479   $84,111   $16,490   $    --    $338,080
      EBITDA                  190,056    34,435     6,254    (3,834)    226,911

Total assets by segment are as follows:

                                                     September 30,   December 31,
      (In thousands)                                     2002            2001
      --------------------------------------------------------------------------
      Interstate Natural Gas Pipelines                $1,861,335      $1,858,902
      Natural Gas Gathering and Processing               821,569         792,249
      Coal Slurry                                         21,194          22,009
      Other (c)                                           40,524          14,195
                                                      ----------      ----------
      Total Assets                                    $2,744,622      $2,687,355
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

7. PARTNERS' CAPITAL

      In July 2002, the Partnership sold 2,186,700 common units. In conjunction with the issuance of additional common units, the Partnership's general partners are required to make capital contributions to the Partnership to maintain a 2% general partner interest in accordance with the partnership agreements. The net proceeds from the sale of common units and the general partners' capital contributions totaled approximately $75.4 million and were primarily used to repay amounts borrowed under a 2001 credit agreement.

      At September 30, 2002, partners' capital consisted of 43,809,714 common units representing an effective 98% limited partner interest in the Partnership (including 1.1% held by Northern Plains and 6.2% held by Sundance Assets, L.P., an indirect subsidiary of Enron) and a 2% general partner interest. At December 31, 2001, partners' capital consisted of 41,623,014 common units representing an effective 98% limited partner interest in the Partnership (including 1.2% held by Northern Plains and 6.5% held by Sundance Assets) and a 2% general partner interest. The dispositive power of Sundance Assets is shared by Enron and Citibank, N.A.

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. NET INCOME PER UNIT

      Net income per unit is computed by dividing net income, after deduction of the general partners' allocation, by the weighted average number of outstanding common units. The general partners' allocation is equal to an amount based upon their collective 2% general partner interest adjusted for incentive distributions. The distribution to partners amount shown on the accompanying consolidated statement of changes in partners' equity includes incentive distributions to the general partners of approximately $5.4 million.

      On October 22, 2002, the Partnership declared a cash distribution of $0.80 per unit ($3.20 per unit on an annualized basis) for the quarter ended September 30, 2002. The distribution is payable November 14, 2002, to unitholders of record at October 31, 2002.

9. ACCOUNTING PRONOUNCEMENTS

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

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, No. 44 and No. 64, Amendments to FASB Statements No. 13 and Technical Corrections." SFAS No. 145 streamlines the reporting of debt extinguishments and requires that only gains and losses from extinguishments meeting the criteria in Accounting Principles Board Opinion 30 would be classified as extraordinary. Thus, gains or losses arising from extinguishments that are part of a company's recurring operations would not be reported as an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. The Partnership does not expect the adoption of SFAS No. 145 to have a material impact on its financial position, results of operations or cash flows.

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

                   ITEM 1. FINANCIAL STATEMENTS - (CONCLUDED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. SUBSEQUENT EVENTS

      In October 2002, the Partnership agreed to an adjustment in the variable interest rate on two of its interest rate swap agreements with notional amounts totaling $150 million. After the adjustment in the variable interest rate, the average effective interest rate on the interest rate swap agreements was 3.95%. As consideration for such adjustment, the Partnership received approximately $18.2 million, which represented the fair value of the financial instruments at the date of the adjustment. The Partnership used the proceeds to repay amounts borrowed under its credit facility. The proceeds are recorded in long-term debt and will be recognized as a reduction in interest expense over the remaining life of the interest rate swap agreements. The Partnership expects to amortize approximately $0.5 million in the fourth quarter of 2002.

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

THIRD QUARTER 2002 COMPARED WITH THIRD QUARTER 2001

      The Partnership's net income increased $2.6 million (9%) for the third quarter of 2002, as compared to the same period in 2001. Excluding the impact of goodwill amortization, the Partnership's net income decreased $1.1 million for the third quarter of 2002, as compared to the same period in 2001. Net income from the interstate natural gas pipeline segment, excluding the impact of goodwill amortization, increased approximately $2.9 million, primarily due to Northern Border Pipeline. Northern Border Pipeline's operating results benefited from a pipeline expansion and extension project completed in October 2001 ("Project 2000"). Net income for the natural gas gathering and processing segment and coal slurry segment, excluding the impact of goodwill amortization, decreased by $4.0 million and $0.8 million, respectively. The decrease in net income for the natural gas gathering and processing segment is primarily due to a decrease in operating revenues from a master services agreement that terminated in 2001. The Partnership's interest expense decreased $1.4 million from 2001 to 2002, primarily due to lower average interest rates. As a result of adopting SFAS No. 142, the Partnership is no longer amortizing goodwill (see
Note 3 - Notes to Consolidated Financial Statements). The 2001 operating results included $3.7 million of goodwill amortization or $0.09 per unit. Goodwill amortization by business segment was as follows: interstate natural gas pipelines - $0.2 million; natural gas gathering and processing - $3.4 million; and coal slurry - $0.1 million.

      Operating revenues, net increased $1.6 million (1%) for the third quarter of 2002, as compared to the same period in 2001. Operating revenues from the interstate natural gas pipelines increased $5.3 million (6%) due to a $3.6 million increase in Northern Border Pipeline's revenues and a $1.7 million increase in Midwestern Gas Transmission's revenues. Northern Border Pipeline reflected additional revenues of approximately $3.4 million related to Project 2000. Midwestern Gas Transmission's revenues in 2002 reflect an increase in contracted capacity as compared to 2001. Operating revenues from the natural gas gathering and processing segment decreased $3.7 million (10%). Crestone's revenues in 2001 included $3.9 million from Enron North America Corp. ("ENA") for gas gathering and administrative services under a master services agreement that was terminated in 2001.

     Operations and maintenance expense increased $2.6 million (11%) for the third quarter of 2002, as compared to the same period in 2001. Operations and maintenance expense for the interstate natural gas pipelines increased $1.1 million (13%). Midwestern Gas Transmission's expense increased by $0.7 million due primarily to administrative expenses. The Partnership's operations and maintenance expense increased $0.6 million (131%), primarily due to administrative expenses associated with the acquisitions made in 2001. Operations and maintenance expense for Black Mesa Pipeline increased $0.7 million (23%) primarily due to costs associated with several unplanned coal slurry discharges in 2002.

      Depreciation and amortization expense decreased $1.0 million (5%) for the third quarter of 2002, as compared to the same period in 2001. Depreciation and amortization expense in the third quarter of 2001 includes goodwill amortization of $2.1 million, which is not being recorded in 2002 (see Note 3 - Notes to Consolidated Financial Statements).

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

      Other income (expense) increased $2.3 million for third quarter of 2002, as compared to the same period in 2001, primarily due to an increase in equity earnings of unconsolidated affiliates. The 2001 amount included goodwill amortization of approximately $1.6 million, which is not being recorded in 2002 (see Note 3 - Notes to Consolidated Financial Statements).

      Minority interests in net income increased $1.1 million (10%) for the third quarter of 2002, as compared to the same period in 2001, primarily due to higher operating results for Northern Border Pipeline.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2001

      The Partnership's net income increased $22.2 million (33%) for the first nine months of 2002, as compared to the same period in 2001. Excluding the impact of goodwill amortization, the Partnership's net income increased $12.8 million for the first nine months of 2002, as compared to the same period in 2001. Net income from the interstate natural gas pipeline segment, excluding the impact of goodwill amortization, increased approximately $11.7 million, of which $8.6 million is due to Northern Border Pipeline and $3.1 million is due to Midwestern Gas Transmission. Northern Border Pipeline's operating results benefited from Project 2000. Since Midwestern Gas Transmission was acquired effective May 1, 2001, operating results for 2002 include an additional four months. Net income from the natural gas gathering and processing segment, excluding the impact of goodwill amortization, decreased approximately $1.0 million. Operating results for Bear Paw Energy and Border Midstream Services include an additional three months in 2002. The Partnership's interest expense decreased $2.3 million from 2001 to 2002, primarily due to lower average interest rates partially offset by additional borrowings for acquisitions made in 2001. As a result of adopting SFAS No. 142, the Partnership is no longer amortizing goodwill (see Note 3 - Notes to Consolidated Financial Statements). The 2001 operating results included $9.4 million of goodwill amortization or $0.25 per unit. Goodwill amortization by business segment was as follows: interstate natural gas pipelines - $0.6 million; natural gas gathering and processing - $8.5 million; and coal slurry - $0.3 million.

      Operating revenues, net increased $29.5 million (9%) for the first nine months of 2002, as compared to the same period in 2001. Operating revenues from the interstate natural gas pipelines increased $15.9 million due to a $7.9 million increase in Midwestern Gas Transmission's revenues and a $8.0 million (3%) increase in Northern Border Pipeline's revenues. Northern Border Pipeline reflected additional revenues of approximately $10.2 million related to Project 2000. The impact of the additional revenues associated with Project 2000 was partially offset by uncollected revenues associated with the transportation capacity held by ENA, which filed for Chapter 11 bankruptcy protection in December 2001 (see "Update On The Impact Of Enron's Chapter 11 Filing On The Partnership's Business"). For the first nine months of 2002, the revenues lost on this capacity totaled approximately $1.8 million. Midwestern Gas Transmission's revenues in 2002 include an additional four months and also reflect an increase in contracted capacity as compared to the same period in 2001. Operating revenues from the natural gas gathering and processing segment increased $13.9 million primarily due to an additional three months of revenue attributed to the acquisitions made beginning in late March 2001. The impact on revenues of the additional three months was partially offset by reductions in commodity prices between 2001 and 2002 and revenues of $8.3 million recorded in the first nine months of 2001 from gas gathering and administrative services under a master services agreement with ENA that was terminated in 2001.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

      Product purchases increased $5.2 million (17%) for the first nine months of 2002 as compared to the same period in 2001, primarily due to an additional three months of Bear Paw Energy's operating results in 2002. In conjunction with its gathering and processing activities, Bear Paw Energy receives the natural gas stream from producers. Upon sale of the natural gas liquids and residue that it processes in its facilities, Bear Paw Energy pays the producers based upon a percentage of the gross proceeds.

     Operations and maintenance expense increased $11.2 million (18%) for the first nine months of 2002, as compared to the same period in 2001. Operations and maintenance expense for the natural gas gathering and processing segment increased $7.2 million, primarily due to an additional three months of expense attributable to the businesses acquired in 2001. Operations and maintenance expense from the interstate natural gas pipelines increased $0.2 million due primarily to an increase in Midwestern Gas Transmission's expense by $3.0 million partially offset by a decrease in Northern Border Pipeline's expense by $2.8 million (11%). Midwestern Gas Transmission's expense for 2002 includes an additional four months of activity. Northern Border Pipeline's operations and maintenance expense decreased due primarily to a decrease in employee benefits and administrative expenses partially offset by an increase in regulatory commission expense. The Partnership's operations and maintenance expense increased $2.3 million (119%), primarily due to administrative expenses associated with the acquisitions made in 2001. Operations and maintenance expense for Black Mesa Pipeline increased $1.6 million (16%) primarily due to costs associated with several unplanned coal slurry discharges in 2002.

      Depreciation and amortization expense increased slightly for the first nine months of 2002, as compared to the same period in 2001. Depreciation and amortization expense for the natural gas gathering and processing segment, excluding the impact of goodwill amortization, increased by $4.0 million, due primarily to the acquisitions made in 2001. Depreciation and amortization expense for the interstate natural gas pipelines, excluding the impact of goodwill amortization, increased $1.3 million due primarily to expense from Midwestern Gas Transmission. Depreciation and amortization expense in the first nine months of 2001 includes goodwill amortization of $4.7 million, which is not being recorded in 2002 (see Note 3 - Notes to Consolidated Financial Statements).

      Taxes other than income increased $2.5 million (12%) for the first nine months of 2002, as compared to the same period in 2001. Taxes other than income for the interstate natural gas pipelines increased $1.8 million due primarily to expense from Northern Border Pipeline. Northern Border Pipeline periodically reviews and adjusts its estimates of ad valorem taxes. Reductions to previous estimates in 2001 exceeded reductions to previous estimates in 2002 by approximately $1.6 million. Taxes other than income for the natural gas gathering and processing segment increased $0.8 million, primarily due to the businesses acquired in 2001.

      Consolidated interest expense decreased $4.1 million (6%) for the first nine months of 2002, as compared to the same period in 2001. Interest expense for the Partnership decreased approximately $2.3 million (9%) for the first nine months of 2002, as compared to the same period in 2001, due to lower average interest rates partially offset by additional borrowings for acquisitions made in 2001. Interest expense attributable to Northern Border Pipeline decreased $1.5 million (4%) for the first nine months of 2002, as compared to the same period in 2001, due to a decrease in Northern Border Pipeline's average interest rate.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

      Other income (expense) increased $10.4 million for first nine months of 2002, as compared to the same period in 2001. Equity earnings of unconsolidated affiliates increased $9.0 million to $10.2 million for 2002 as compared to 2001. The 2001 amount included goodwill amortization of approximately $4.7 million, which is not being recorded in 2002 (see Note 3 - Notes to Consolidated Financial Statements). Other income (expense) for 2001 included non-recurring charges of $2.4 million, primarily related to a loss on a forward purchase of Canadian dollars to fund the acquisition of Border Midstream's gathering and processing assets. In addition, the amount for 2001 includes a charge of approximately $1.7 million for an uncollectible receivable from a telecommunications company that had purchased excess capacity on Northern Border Pipeline's communication system.

      Minority interests in net income increased $3.7 million (12%) for the first nine months of 2002, as compared to the same period in 2001, primarily due to improved operating results for Northern Border Pipeline.

      The extraordinary loss from debt restructuring of $1.2 million recorded in the first nine months of 2001 relates to Black Mesa's 10.7% Secured Senior Notes, which were repaid by the Partnership prior to maturity.

Liquidity and Capital Resources

Debt and Credit Facilities

      The Partnership's debt and credit facilities outstanding at September 30, 2002, are as follows:

                                                        Payments Due by Period
                                                       -------------------------
                                                      Current Portion
                                                        (Less Than     Long-Term
                                              Total       1 Year)       Portion
--------------------------------------------------------------------------------
                                                       (In Thousands)
Northern Border Pipeline
  $175 million Pipeline Credit
    Agreement, average 2.45%               $  108,000     $    --     $  108,000
  1992 Series D Senior
    Notes, 8.57%                               65,000      65,000             --
  6.25% Senior Notes due 2007                 225,000          --        225,000
  7.75% Senior Notes due 2009                 200,000          --        200,000
  7.50% Senior Notes due 2021                 250,000          --        250,000
Northern Border Partners, L.P.
  8.875% Senior Notes due 2010                250,000          --        250,000
  7.10% Senior Notes due 2011                 225,000          --        225,000
  $200 million Partnership Credit
    Agreement, average 2.68%,
    due 2004                                   36,000          --         36,000
                                           ----------     -------     ----------
Total                                      $1,359,000     $65,000     $1,294,000
                                           ==========     =======     ==========

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

      Northern Border Pipeline entered into a $175 million three-year credit agreement ("2002 Pipeline Credit Agreement") with certain financial institutions in May 2002. The 2002 Pipeline Credit Agreement replaced a credit agreement entered into in 1997. The 2002 Pipeline Credit Agreement is to be used to refinance existing indebtedness and for general business purposes. At September 30, 2002, $108 million was outstanding under the 2002 Pipeline Credit Agreement at an average interest rate of 2.45%.

      At September 30, 2002, Northern Border Pipeline had outstanding $65 million of Series D Senior Notes issued in a $250 million private placement under a July 1992 note purchase agreement. The Series D Senior Notes mature in August 2003. Northern Border Pipeline anticipates borrowing under the 2002 Pipeline Credit Agreement to repay the Series D Senior Notes.

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

      The indentures under which the Partnership's 8.875% Senior Notes and the 7.10% Senior Notes (collectively "Partnership Senior Notes") were issued do not limit the amount of unsecured debt the Partnership may incur, but they do include restrictions on incurrence of secured indebtedness. The indentures also contain provisions that would require the Partnership to offer to repurchase the Partnership Senior Notes, if either Standard & Poor's Rating Services or Moody's Investors Service ("Moody's") rate the notes as below investment grade. In addition, if one or more holders of the Partnership Senior Notes elect to require the Partnership to repurchase, then a default will result under the Partnership Credit Agreement. In April 2002, Moody's downgraded the Partnership's senior unsecured debt to a rating of Baa2 and affirmed the A3 rating of Northern Border Pipeline's senior unsecured debt, both with a negative rating outlook. Northern Border Pipeline's and the Partnership's credit ratings remain above investment grade.

      In July 2002, the Partnership sold 2,186,700 common units. In conjunction with the issuance of additional common units, the Partnership's general partners are required to make capital contributions to the Partnership to maintain a 2% general partner interest in accordance with the partnership agreements. The net proceeds from the sale of common units and the general partners' capital contributions totaled approximately $75.4 million and were primarily used to repay amounts borrowed under the Partnership Credit Agreement.

      Short-term liquidity needs will be met by operating cash flows, the Partnership Credit Agreement and the 2002 Pipeline Credit Agreement. Long-term capital needs may be met through the ability to issue long-term indebtedness as well as additional limited partner interests of the Partnership.

CASH FLOWS FROM OPERATING ACTIVITIES

      Cash flows provided by operating activities increased $17.7 million to $179.2 million for the first nine months of 2002, as compared to the same period in 2001. Net income to partners before depreciation and amortization and minority interest in net income increased $26.2 million primarily due to improved

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

operating results for Northern Border Pipeline as well as the natural gas gathering and processing businesses and Midwestern Gas Transmission acquired in 2001. In 2002, working capital increased $3.0 million as compared to an increase in 2001 of $11.0 million. The working capital change for 2001 reflected a $9.3 million decrease in accounts receivable, primarily related to Northern Border Pipeline. Northern Border Pipeline had been billing its shippers subject to refund until its rate case was settled. Cash flows from operating activities for the first nine months of 2001 included net cash outflows of approximately $4.7 million related to Northern Border Pipeline's rate case. During the first quarter of 2001, Northern Border Pipeline made refunds to its shippers totaling $6.8 million, which included approximately $2.1 million collected in the first quarter of 2001 with the remainder collected previously.

CASH FLOWS FROM INVESTING ACTIVITIES

      The investment in unconsolidated affiliates of $2.6 million and $9.2 million for the first nine months of 2002 and 2001, respectively, primarily reflects capital contributions to Bighorn.

      Acquisitions of businesses decreased $340.9 million to $1.2 million for the first nine months of 2002 as compared to the same period in 2001. The 2001 amount represents acquisitions of Midwestern Gas Transmission and the assets of Border Midstream Services in April 2001 and the cash portion of the purchase price of Bear Paw Energy in March 2001. The purchase of Bear Paw Energy also involved the issuance of 5.7 million common units valued at $183.0 million, for a total purchase price of $381.7 million.

      Capital expenditures of $39.9 million for the first nine months of 2002 included $28.4 million for the natural gas gathering and processing segment and $11.1 million for the interstate natural gas pipelines segment. For the same period in 2001, capital expenditures were $99.0 million, which includes $46.1 million for gas gathering and processing facilities and $52.7 million for interstate natural gas pipeline facilities. The expenditures for interstate natural gas pipeline facilities in 2001 include $46.3 million for Northern Border Pipeline's Project 2000.

      Total capital expenditures and investments in unconsolidated affiliates for 2002 are estimated to be $56 million, which includes $44 million expended through the first nine months of 2002. Capital expenditures for the interstate natural gas pipelines are estimated to be $19 million, including approximately $11 million for Northern Border Pipeline. Northern Border Pipeline currently anticipates funding its 2002 capital expenditures primarily by borrowing on debt facilities and using operating cash flows. Capital expenditures for natural gas gathering and processing facilities and additional investments in unconsolidated affiliates are estimated to be $37 million for 2002. Funds required to meet the remaining capital requirements for 2002 are anticipated to be provided from debt borrowings and operating cash flows. The estimated capital expenditures and investments do not include any amounts for acquisitions. If any such acquisitions are made, the Partnership's estimated capital requirements would be increased, which the Partnership would anticipate funding from debt borrowings and the issuance of additional limited partner interests in the Partnership.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

CASH FLOWS FROM FINANCING ACTIVITIES

      Cash flows used in financing activities was $117.9 million for the first nine months of 2002 as compared to cash flows provided by financing activities of $276.5 million for the first nine months of 2001. Cash distributions to the unitholders and the general partners increased $22.1 million to $109.3 million. The increase is due to both an increase in the number of common units outstanding and an increase in the distribution rate. The distribution paid in each of the first, second and third quarter of 2002 was $0.80 per unit as compared to $0.70 per unit paid in the first quarter of 2001 and $0.7625 per unit paid in the second quarter and third quarter of 2001.

      For 2002, Northern Border Pipeline received net proceeds from the 2002 Pipeline Senior Notes of approximately $223.5 million that were used to reduce indebtedness outstanding under a previously outstanding credit agreement. The net proceeds from the issuance of Northern Border Pipeline's 7.50% Senior Notes totaled approximately $247.2 million in 2001 and were used for repayment of amounts borrowed under a previously outstanding credit agreement. In August 2002 and August 2001, Northern Border Pipeline repaid its 1992 Series C and B Senior Notes of $78 million and $41 million, respectively, primarily by borrowing under its credit agreements. During the first nine months of 2002, Northern Border Pipeline had net repayments under its credit agreements of $164.0 million as compared to net repayments in 2001 of $180.0 million.

      For the first nine months of 2002, borrowings under the Partnership Credit Agreement totaled $51.0 million as compared to borrowings of $215.0 million in the first nine months of 2001. The net proceeds in the first nine months of 2001 from the private offering of the 7.10% Senior Notes totaled approximately $223.2 million. The proceeds from the 7.10% Senior Notes and the Partnership Credit Agreement were primarily used to fund the acquisition of Bear Paw Energy, the assets of Border Midstream Services and Midwestern Gas Transmission discussed previously and to repay $47.3 million of indebtedness outstanding on a prior credit facility.

      For the first nine months of 2001, Northern Border Pipeline recognized a decrease in bank overdraft of $22.4 million. At December 31, 2000, Northern Border Pipeline reflected the bank overdraft primarily due to rate refund checks outstanding.

      In July 2002, the Partnership issued additional partnership interests of $75.4 million, which were primarily used to repay amounts borrowed under the Partnership Credit Agreement of $79.0 million. Financing activities for 2001 reflect the issuance of partnership interests of $172.4 million, which was primarily used to repay amounts borrowed on the Partnership Credit Agreement of $168.0 million.

      In March 2001, the Partnership paid approximately $4.3 million to terminate forward starting interest rate swap agreements and in April 2002, Northern Border Pipeline received $2.4 million from the termination of forward starting interest rate swap agreements (see Note 5 - Notes to Consolidated Financial Statements).

NEW ACCOUNTING PRONOUNCEMENTS

      See Note 9 - Notes to Consolidated Financial Statements.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

UPDATE ON THE IMPACT OF ENRON'S CHAPTER 11 FILING ON THE PARTNERSHIP'S BUSINESS

      As more fully discussed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001, on December 2, 2001, Enron Corp. filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Certain wholly owned Enron subsidiaries, including ENA, have also filed for Chapter 11 bankruptcy protection. ENA was a party to shipper contracts obligating ENA to pay demand charges for approximately 3.4% of Northern Border Pipeline's capacity. On June 13, 2002, the Bankruptcy Court approved a Stipulation and Order entered into on May 15, 2002, by ENA and Northern Border Pipeline pursuant to which ENA agreed that all but one of the shipper contracts, representing 1.7% of pipeline capacity, will be deemed rejected and terminated. The remaining contract capacity was terminated in the third quarter of 2002. Northern Border Pipeline has posted the available capacity and contracted portions of the capacity for varying terms. At November 1, 2002, approximately 2% of Northern Border Pipeline's available capacity was not contracted under firm transportation agreements. For the period from January to September 2002, Northern Border Pipeline has experienced lost revenues of approximately $1.8 million for ENA's capacity. The Partnership and its subsidiaries have filed proofs of claims regarding the amount of damages for breach of contract and other claims in the bankruptcy proceeding. However, the Partnership cannot predict the amounts, if any, that it will collect or the timing of collection. The Partnership believes, however, that any amounts collected will not be material.

      Northern Plains Natural Gas Company and NBP Services Corporation have advised the Partnership that under the Operating Agreements with Northern Plains Natural Gas Company and the Administrative Services Agreement with NBP Services Corporation, increased costs may be incurred for health care expenses and pension benefits. Such costs are projected to increase as a result of actual medical claims experience, pension investment returns and effects of the Enron bankruptcy filing. While the determination of reimbursement of such costs by the Partnership under the appropriate agreement will be made at the time of occurrence, for its 2003 forecasts, the Partnership estimated an increase of $6 million over 2002 levels. The actual amount of increased costs that the Partnership incurs in 2003 for these items may vary depending upon actual expenses and developments in Enron's bankruptcy.

      On May 3, 2002, Enron presented to the creditors' committee a proposal under which specified core energy assets of Enron would be separated from Enron's bankruptcy estate and operated prospectively as a new integrated power and pipeline company. Northern Plains Natural Gas Company and Pan Border Gas Company, which are two of the general partners of the Partnership, and NBP Services Corporation, which provides administrative services to the Partnership, are proposed to be included in this company. On August 27, 2002, Enron announced that it had commenced a formal sales process for its interests in certain major assets and that it had extended invitations to visit electronic data rooms containing information on 12 of its most valuable businesses, with Northern Plains, Pan Border and NBP Services comprising one of those businesses, to potential bidders with whom Enron has executed confidentiality agreements. The announcement also stated that Enron and its advisors, in consultation with the creditors' committee and its advisors, will evaluate all offers received to determine the combination of bids that maximizes the value of all assets. Enron stated that it reserves the right not to sell any of its assets if the bids received are not deemed fully reflective of the assets' value. Enron and its advisors have received initial indications of interest in the businesses in October 2002. The Partnership cannot predict whether Northern Plains, Pan Border and NBP Services will be sold to a bidder in the auction process or ultimately included in the new integrated power and pipeline company under the proposal presented by Enron.

      The Partnership plans to continue to monitor developments at Enron, to continue to assess the impact on the Partnership of its existing agreements and relationships with Enron, and to take appropriate action to protect the Partnership's interests.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

      The statements in this Quarterly Report that are not historical information are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Forward-looking statements are

                   PART I. FINANCIAL INFORMATION - (CONCLUDED)

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

      The Partnership has utilized and expects to continue to utilize derivative financial instruments in the management of interest rate risks and natural gas and natural gas liquids marketing activities to achieve a more predictable cash flow by reducing its exposure to interest rate and price fluctuations.

      There have not been any material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2001, in Item 7a of the Partnership's Annual Report on Form 10-K. For more information on risk management activities, see Note 5 to the Partnership's consolidated financial statements included elsewhere in this report.

                         ITEM 4. CONTROLS AND PROCEDURES

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

      The Partnership's principal executive officer and principal financial officer have evaluated the effectiveness of the Partnership's "disclosure controls and procedures," as such term is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Partnership's disclosure controls and procedures are effective. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls, since the date the controls were evaluated.

                           PART II. OTHER INFORMATION

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

ITEM 5. Other Information

      On November 8, 2002, the Partnership announced that it has executed a definitive agreement to purchase Viking Gas Transmission Company, which holds a one-third interest in Guardian Pipeline from Xcel Energy. The Partnership will acquire all of the common stock of Viking for approximately $152 million including the assumption of debt. The purchase is expected to close by year-end 2002, subject to receipt of all necessary approvals. The Partnership will finance the acquisition initially under its revolving credit facility.

      The Viking system is a 671-mile interstate natural gas pipeline extending from the U.S.-Canadian border near Emerson, Manitoba to Marshfield, Wisconsin. Viking connects to other major pipeline systems including TransCanada, Northern Natural Gas, Great Lakes and ANR to provide service to markets in Minnesota, Wisconsin and North Dakota.

      Guardian Pipeline is a 141-mile interstate natural gas pipeline system with a scheduled in-service date of December 2002. This system will transport natural gas from Joliet, Illinois to a point west of Milwaukee, Wisconsin. Subsidiaries of CMS Energy and Wisconsin Energy Corporation hold the remaining interests in this system.

ITEM 6. Exhibits and Reports on Form 8-K

(a)   Exhibits.

      99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.3  Consent of KPMG LLP to incorporation of its report.

(b)   Reports on Form 8-K.

      1) The Partnership filed a Current Report on Form 8-K, dated August 16, 2002, reporting the acquisition of Northwest Border Pipeline Company by TransCanada PipeLines Limited.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               NORTHERN BORDER PARTNERS, L.P.
                                               (A Delaware Limited Partnership)


Date: November 14, 2002                    By: /s/ Jerry L. Peters
                                               ---------------------------------
                                               Jerry L. Peters
                                               Chief Financial and Accounting
                                                 Officer

        CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES

         EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE

                           SARBANES-OXLEY ACT OF 2002

I, Jerry L. Peters, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Northern Border Partners, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                  By:  /s/ Jerry L. Peters
                                              ------------------------------
                                              Jerry L. Peters
                                              Chief Financial and Accounting
                                                Officer

This certification is made solely for the purpose of 18 U.S.C. Section 1350, and not for any other purpose.

        CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES

         EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE

                           SARBANES-OXLEY ACT OF 2002


I, William R. Cordes, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Northern Border Partners, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                  By:  /s/ William R. Cordes
                                              ------------------------------
                                              William R. Cordes
                                              Chief Executive Officer

This certification is made solely for the purpose of 18 U.S.C. Section 1350, and not for any other purpose.

                               INDEX TO EXHIBITS

      99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.3  Consent of KPMG LLP to incorporation of its report.