Form 10-Q
period 2003-03-31
NORTHERN BORDER PARTNERS LP
filed 2003-05-15
CIK 909281

                      UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2003




                         Commission File Number 1-12202
                         NORTHERN BORDER PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)


              Delaware                           93-1120873
   -------------------------------     --------------------------------
   (State or other jurisdiction of     (I.R.S. Employer Identification
   incorporation or organization)                  Number)



          13710 FNB Parkway
           Omaha, Nebraska                       68154-5200
   -------------------------------     --------------------------------
   (Address of principal executive               (Zip code)
              offices)


                             (402) 492-7300
           ---------------------------------------------------
          (Registrant's telephone number, including area code)




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]


                                   1 OF 26

               NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

                              TABLE OF CONTENTS




                                                                            Page No.
                                                                            --------
PART I.  FINANCIAL INFORMATION

    ITEM 1. Financial Statements

         Consolidated Statement of Income -
            Three Months Ended March 31, 2003 and 2002                         3
         Consolidated Statement of Comprehensive Income -
            Three Months Ended March 31, 2003 and 2002                         3
         Consolidated Balance Sheet - March 31, 2003
            and December 31, 2002                                              4
         Consolidated Statement of Cash Flows -
            Three Months Ended March 31, 2003 and 2002                         5
         Consolidated Statement of Changes in Partners'
            Equity - Three Months Ended March 31, 2003                         6
         Notes to Consolidated Financial Statements                            7

    ITEM 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations                     12

    ITEM 3. Quantitative and Qualitative Disclosures About
            Market Risk                                                       21

    ITEM 4. Controls and Procedures                                           21

PART II. OTHER INFORMATION

    ITEM 5. Other Information                                                 22

    ITEM 6. Exhibits and Reports on Form 8-K                                  22

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED
                                                                MARCH 31,
                                                       -------------------------
                                                         2003            2002
                                                       ---------       ---------

OPERATING REVENUES                                     $ 140,537       $ 118,007
                                                       ---------       ---------

OPERATING EXPENSES
  Product purchases                                       21,120          10,753
  Operations and maintenance                              30,391          24,865
  Depreciation and amortization                           20,297          18,433
  Taxes other than income                                  9,628           7,471
                                                       ---------       ---------

    Operating expenses                                    81,436          61,522
                                                       ---------       ---------

OPERATING INCOME                                          59,101          56,485
                                                       ---------       ---------

INTEREST EXPENSE                                          20,510          21,038
                                                       ---------       ---------

OTHER INCOME
  Equity earnings of
    unconsolidated affiliates                              7,685           3,220
  Other income (expense)                                  (1,981)            603
                                                       ---------       ---------

    Total other income                                     5,704           3,823
                                                       ---------       ---------

MINORITY INTERESTS IN NET INCOME                          11,020          11,301
                                                       ---------       ---------

NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                                 33,275          27,969

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE, NET OF TAX                                     (643)             --
                                                       ---------       ---------

NET INCOME TO PARTNERS                                 $  32,632       $  27,969
                                                       =========       =========

NET INCOME PER UNIT BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE                    $     .70       $     .62
                                                       =========       =========

NET INCOME PER UNIT                                    $     .69       $     .62
                                                       =========       =========

NUMBER OF UNITS USED IN COMPUTATION                       43,810          41,623
                                                       =========       =========


               NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       -------------------------
                                                         2003            2002
                                                       --------        --------

Net income to partners                                 $ 32,632        $ 27,969
Other comprehensive income:
  Change associated with current period
    hedging transactions                                 (2,384)         (4,074)
  Change associated with
    current period foreign
    currency translation                                  3,471             (23)
                                                       --------        --------

Total comprehensive income                             $ 33,719        $ 23,872
                                                       ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                       MARCH 31,    DECEMBER 31,
ASSETS                                                  2003            2002
                                                      ----------      ----------
CURRENT ASSETS
  Cash and cash equivalents                           $   36,448      $   34,689
  Accounts receivable                                     82,132          55,428
  Materials and supplies, at cost                          6,161           5,252
  Prepaid expenses and other                              10,158           9,477
                                                      ----------      ----------

    Total current assets                                 134,899         104,846
                                                      ----------      ----------

PROPERTY, PLANT AND EQUIPMENT
  Property, plant and equipment                        2,956,711       2,869,371
  Less: Accumulated provision for
    depreciation and amortization                        871,229         854,091
                                                      ----------      ----------

    Property, plant and equipment, net                 2,085,482       2,015,280
                                                      ----------      ----------

INVESTMENTS AND OTHER ASSETS
  Investment in unconsolidated affiliates                275,782         244,515
  Goodwill                                               334,811         295,848
  Derivative financial instruments                        26,836          36,885
  Other                                                   30,327          28,121
                                                      ----------      ----------

    Total investments and other assets                   667,756         605,369
                                                      ----------      ----------

    Total assets                                      $2,888,137      $2,725,495
                                                      ==========      ==========


LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt                $   72,580      $   67,765
  Accounts payable                                        70,617          56,511
  Accrued taxes other than income                         34,234          31,108
  Accrued interest                                        19,467          16,742
  Derivative financial instruments                         5,519           4,095
                                                      ----------      ----------

    Total current liabilities                            202,417         176,221
                                                      ----------      ----------

LONG-TERM DEBT, NET OF CURRENT MATURITIES              1,481,268       1,335,978
                                                      ----------      ----------

MINORITY INTERESTS IN PARTNERS' EQUITY                   241,305         242,931
                                                      ----------      ----------

RESERVES AND DEFERRED CREDITS                             23,073          26,330
                                                      ----------      ----------

COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY
  Partners' capital                                      931,473         936,521
  Accumulated other comprehensive income                   8,601           7,514
                                                      ----------      ----------

    Total partners' equity                               940,074         944,035
                                                      ----------      ----------

    Total liabilities and partners' equity            $2,888,137      $2,725,495
                                                      ==========      ==========


The accompanying notes are an integral part of these consolidated financial statements.

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              ------------------------
                                                                2003           2002
                                                              ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income to partners                                      $  32,632      $  27,969
                                                              ---------      ---------
  Adjustments to reconcile net income to partners
   to net cash provided by operating activities:
    Depreciation and amortization                                20,395         18,524
    Minority interests in net income                             11,020         11,301
    Reserves and deferred credits                                (8,778)         1,152
    Cumulative effect of change in accounting principle             643             --
    Equity earnings in unconsolidated affiliates                 (7,685)        (3,220)
    Distributions received from unconsolidated affiliates         7,210          2,845
    Changes in components of working capital,
      net of the effect of the acquired businesses                1,799           (992)
    Non-cash gains from risk management activities                  (30)        (1,487)
    Other                                                          (448)           524
                                                              ---------      ---------

        Total adjustments                                        24,126         28,647
                                                              ---------      ---------

    Net cash provided by operating activities                    56,758         56,616
                                                              ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in unconsolidated affiliates                        (2,967)        (1,718)
  Acquisitions of businesses                                   (118,157)        (1,115)
  Capital expenditures for property, plant
    and equipment                                                (4,448)       (18,848)
                                                              ---------      ---------

    Net cash used in investing activities                      (125,572)       (21,681)
                                                              ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions to Unitholders and
    General Partners                                            (37,680)       (35,800)
  Distributions to Minority Interests                           (12,530)       (11,753)
  Issuance of long-term debt                                    148,000         47,000
  Retirement of long-term debt                                  (39,467)       (27,594)
  Proceeds upon termination of derivatives                       12,250             --
  Long-term debt financing costs                                     --            (77)
                                                              ---------      ---------

    Net cash provided by (used in)
      financing activities                                       70,573        (28,224)
                                                              ---------      ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                           1,759          6,711

Cash and cash equivalents-beginning of period                    34,689         16,755
                                                              ---------      ---------

Cash and cash equivalents-end of period                       $  36,448      $  23,466
                                                              =========      =========
--------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information:
  Cash paid for:
    Interest (net of amount capitalized)                      $  18,649      $  20,751
                                                              =========      =========
Changes in components of working capital:
    Accounts receivable                                       $  (8,767)     $     797
    Materials and supplies, prepaid expenses and other              420           (165)
    Accounts payable                                              6,458         (1,454)
    Accrued taxes other than income                                 963           (703)
    Accrued interest                                              2,725            533
                                                              ---------      ---------

      Total                                                   $   1,799      $    (992)
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

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                       ACCUMULATED
                                                                          OTHER          TOTAL
                                          GENERAL         COMMON      COMPREHENSIVE    PARTNERS'
                                          PARTNERS         UNITS          INCOME        EQUITY
                                          ---------      ---------      ---------      ---------
Balance at December 31, 2002              $  18,730      $ 917,791      $   7,514      $ 944,035

Net income to partners                        2,531         30,101             --         32,632

Change associated with current
  period hedging transactions                    --             --         (2,384)        (2,384)

Change associated with current
  period foreign currency translation            --             --          3,471          3,471

Distributions to partners                    (2,632)       (35,048)            --        (37,680)
                                          ---------      ---------      ---------      ---------
Balance at March 31, 2003                 $  18,629      $ 912,844      $   8,601      $ 940,074
                                          =========      =========      =========      =========


The accompanying notes are an integral part of these consolidated financial statements.

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

    The consolidated financial statements included herein have been prepared by Northern Border Partners, L.P. (the "Partnership") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Partnership believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002.

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

    The Partnership owns a 70% general partner interest in Northern Border Pipeline Company. Crestone Energy Ventures, L.L.C.; Bear Paw Energy, L.L.C.; Border Midstream Services, Ltd.; Midwestern Gas Transmission Company; Viking Gas Transmission Company; and Black Mesa Pipeline, Inc. are wholly-owned subsidiaries of the Partnership. The Partnership also owns a 49% common membership interest and a 100% preferred A share interest in Bighorn Gas Gathering, L.L.C.; a 33% interest in Fort Union Gas Gathering, L.L.C.; a 35% interest in Lost Creek Gathering, L.L.C.; a 36% interest in the Gregg Lake/Obed Pipeline; and a 33% interest in Guardian Pipeline L.L.C. As discussed in Note 2, the Partnership acquired all of the common stock of Viking Gas Transmission on January 17, 2003.

2.  ACQUISITION

    On January 17, 2003, the Partnership acquired all of the common stock of Viking Gas Transmission including a one-third interest in Guardian Pipeline for approximately $162 million, which included the assumption of $40 million of debt. The Viking Gas Transmission system is a 578-mile interstate natural gas pipeline extending from the U.S.-Canadian border near Emerson, Manitoba to Marshfield, Wisconsin. Viking Gas Transmission connects to other major pipeline systems including TransCanada PipeLines Limited, Northern Natural Gas Company, Great Lakes Gas Transmission and ANR Pipeline Company to provide service to markets in Minnesota, Wisconsin and North Dakota. Guardian Pipeline is a 141-mile interstate natural gas pipeline system that went into service on December 7, 2002. This system transports natural gas from Joliet, Illinois to a point west of Milwaukee, Wisconsin.

    The Partnership has accounted for the acquisition using the purchase method of accounting. At this time, the Partnership has made a preliminary allocation of the purchase price based upon the estimated fair value of the assets and

               NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


liabilities acquired. The Partnership expects to finalize the allocation by the fourth quarter of 2003. The excess of the purchase price over the fair value of the net assets acquired is reflected as goodwill on the consolidated balance sheet. The investment in Guardian Pipeline is reflected in investments in unconsolidated affiliates on the consolidated balance sheet.

    The following is a summary of the effects of the acquisition on the Partnership's consolidated financial position (amounts in thousands):

      Current assets                                  $  10,413
      Property, plant and equipment                      85,780
      Investment in unconsolidated affiliates            27,270
      Goodwill                                           38,963
      Other assets                                        1,604
      Current liabilities                                (5,392)
      Long-term debt, including current maturities      (40,025)
      Other liabilities                                    (456)
                                                      ---------

            Net cash paid                             $ 118,157
                                                      =========

    If the Viking Gas Transmission acquisition made in 2003 had occurred at the beginning of 2002, the Partnership's consolidated operating revenues, net income to partners and net income per unit would have been $126 million, $28 million and $0.63 per unit, respectively, for the three months ended March 31, 2002. These unaudited pro forma results are for illustrative purposes only and are not necessarily indicative of the operating results that would have occurred had the business acquisitions been consummated at that date, nor are they necessarily indicative of future operating results.

    The Partnership financed the acquisition under its credit agreement. Effective with the closing of the Viking Gas Transmission acquisition, the Partnership amended its credit agreement to increase the allowed ratio of consolidated funded debt to adjusted consolidated EBITDA (consolidated net income plus minority interests in net income, consolidated interest expense, income taxes and depreciation and amortization) to no more than 4.75 to 1 through June 30, 2003, at which time the ratio reverts back to 4.5 to 1. As part of the acquisition, the Partnership agreed to guarantee its ownership share of Guardian Pipeline's indebtedness. The amount of the guarantee is $60 million. Pursuant to the terms of Guardian Pipeline's debt agreements, the guarantee is removed upon Guardian Pipeline meeting certain conditions, which the Partnership expects to occur in the second quarter of 2003.

3.  RATES AND REGULATORY ISSUES

    In February 2003, Northern Border Pipeline filed to amend its Federal Energy Regulatory Commission ("FERC") tariff to clarify the definition of company use gas, which is gas supplied by its shippers for its operations, by adding detailed language to the broad categories that comprise company use gas. Northern Border Pipeline had included in its collection of company use gas, quantities that were equivalent to the cost of electric power at its electric-driven compressor stations during the period of June 2001 through January 2003. On March 27, 2003, the FERC issued an order rejecting Northern Border Pipeline's proposed tariff sheet revision and requiring refunds with interest

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

within 90 days of the order. The refunds with interest are approximately $10.3 million and are recorded in accounts payable on the accompanying consolidated balance sheet at March 31, 2003. Northern Border Pipeline made the refunds to its shippers in May 2003.

4.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    The Partnership uses financial instruments in the management of its interest rate and commodity price exposure. A control environment has been established which includes policies and procedures for risk assessment and the approval, reporting and monitoring of financial instrument activities.

    The Partnership records in accumulated other comprehensive income amounts related to terminated interest rate swap agreements for cash flow hedges with such amounts amortized to interest expense over the term of the hedged debt. During the three months ended March 31, 2003, the Partnership amortized approximately $0.6 million related to the terminated interest rate swap agreements, as a reduction to interest expense from accumulated other comprehensive income and expects to amortize comparable amounts in each of the remaining quarters of 2003.

    Northern Border Pipeline has outstanding interest rate swap agreements with notional amounts totaling $225 million that expire in May 2007. Under the interest rate swap agreements, Northern Border Pipeline makes payments to counterparties at variable rates based on the London Interbank Offered Rate and in return receives payments based on a 6.25% fixed rate. At March 31, 2003, the average effective interest rate on Northern Border Pipeline's interest rate swap agreements was 2.70%.

    The Partnership has outstanding interest rate swap agreements with notional amounts totaling $150 million that expire in March 2011. Under the interest rate swap agreements, the Partnership makes payments to counterparties at variable rates based on the London Interbank Offered Rate and in return receives payments based on a 7.10% fixed rate. At March 31, 2003, the average effective interest rate on the Partnership's interest rate swap agreements was 3.77%.

    Both the Partnership's and Northern Border Pipeline's interest rate swap agreements have been designated as fair value hedges as they were entered into to hedge the fluctuations in the market value of the senior notes issued by the Partnership in 2001 and by Northern Border Pipeline in 2002. The accompanying consolidated balance sheet at March 31, 2003, reflects a non-cash gain of approximately $26.8 million in derivative financial instruments with a corresponding increase in long-term debt.

    In March 2003, the Partnership terminated one of its interest rate swaps with a notional amount of $75 million that had been previously designated as a fair value hedge and received $12.3 million. The Partnership records in long-term debt amounts received or paid related to terminated or amended interest rate swap agreements for fair value hedges with such amounts amortized to interest expense over the remaining life of the interest rate swap agreement. The Partnership amortized approximately $0.6 million in the first quarter of 2003 and expects to amortize approximately $0.9 million in each of the remaining quarters of 2003 for these agreements.

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Bear Paw Energy periodically enters into commodity derivatives contracts and fixed-price physical contracts. Bear Paw Energy primarily utilizes price swaps and collars, which have been designated as cash flow hedges, to hedge its exposure to gas and natural gas liquid price volatility. During the first quarter of 2003, Bear Paw Energy recognized losses of $2.7 million from the settlement of derivative contracts. At March 31, 2003, Bear Paw Energy reflected a non-cash loss of approximately $5.5 million in derivative financial instruments with a corresponding reduction of $5.4 million in accumulated other comprehensive income. Operating revenues were reduced by $0.1 million, which represents the ineffective portion of the cash flow hedges. For the remaining quarters in 2003, if prices remain at current levels, Bear Paw Energy expects to reclassify approximately $4.3 million from accumulated other comprehensive income as a reduction to operating revenues. However, this reduction would be offset with increased operating revenues due to the higher prices assumed.

5.  BUSINESS SEGMENT INFORMATION

    The Partnership's reportable segments are strategic business units that offer different services. Following are selected financial information for the Partnership's business segments:

                           Interstate    Natural
                             Natural       Gas
                               Gas      Gathering
                            Pipelines      and          Coal
    (In thousands)             (a)      Processing      Slurry     Other (b)       Total
    --------------          ---------   ----------      ------     ---------       -----
THREE MONTHS ENDED
  MARCH 31, 2003
Revenues from
  external customers        $ 92,553     $ 42,596     $  5,388     $     --      $140,537
Operating income (loss)       54,340        5,213        1,226       (1,678)       59,101

THREE MONTHS ENDED
  MARCH 31, 2002
Revenues from
  external customers        $ 82,197     $ 30,590     $  5,220     $     --      $118,007
Operating income (loss)       52,079        5,386          443       (1,423)       56,485

  Total assets by segment are as follows:

                                             March 31,       December 31,
    (In thousands)                             2003              2002
                                            ----------        ----------
    Interstate Natural Gas Pipelines (a)    $2,012,891        $1,853,796
    Natural Gas Gathering and Processing       832,866           823,917
    Coal Slurry                                 21,604            20,423
    Other (b)                                   20,776            27,359
                                            ----------        ----------

    Total Assets                            $2,888,137        $2,725,495
                                            ==========        ==========

(a) Interstate natural gas pipeline operating results for 2003 include results of Viking Gas Transmission, which was acquired by the Partnership effective January 17, 2003.

(b)  Includes other items not allocable to segments.

                   ITEM 1. FINANCIAL STATEMENTS - (CONCLUDED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  NET INCOME PER UNIT

    Net income per unit is computed by dividing net income, after deduction of the general partners' allocation, by the weighted average number of outstanding common units. The general partners' allocation is equal to an amount based upon their collective 2% general partner interest adjusted for incentive distributions. The distribution to partners amount shown on the accompanying consolidated statement of changes in partners' equity includes incentive distributions to the general partners of approximately $1.9 million.

    On April 21, 2003, the Partnership declared a cash distribution of $0.80 per unit ($3.20 per unit on an annualized basis) for the quarter ended March 31, 2003. The distribution is payable May 15, 2003, to unitholders of record at April 30, 2003.

7.  CONTINGENCIES

    On July 31, 2001, the Assiniboine and Sioux Tribes of the Fort Peck Indian Reservation ("Tribes") filed a lawsuit in Tribal Court against Northern Border Pipeline to collect more than $3 million in back taxes, together with interest and penalties. The lawsuit relates to a utilities tax on certain of Northern Border Pipeline's properties within the Fort Peck Indian Reservation. The Tribes and Northern Border Pipeline, through a mediation process, have held settlement discussions and have reached a settlement in principle on pipeline rights-of-way lease and taxation issues, subject to final documentation and necessary government approvals. The Partnership believes that the resolution of this lawsuit will not have a material adverse impact on the Partnership's results of operations or financial position.

    Various legal actions that have arisen in the ordinary course of business are pending. The Partnership believes that the resolution of these issues will not have a material adverse impact on the Partnership's results of operations or financial position.

8.  ACCOUNTING PRONOUNCEMENTS

    In 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if the liability can be reasonably estimated. When the liability is initially recorded, the carrying amount of the related asset is increased by the same amount. Over time, the liability is accreted to its future value and the accretion is recorded to expense. The initial adjustment to the asset is depreciated over its useful life. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. In some instances, the Partnership's subsidiaries are obligated by contractual terms or regulatory requirements to remove facilities or perform other remediation upon retirement. The Partnership has, where possible, developed its estimate of the retirement obligations. Effective January 1, 2003, the Partnership adopted SFAS No. 143. The implementation of SFAS No. 143 resulted in an increase in net property, plant and equipment of $2.5 million, an increase in reserves and deferred credits of $3.1 million and a reduction to net income of $0.6 million for a net-of-tax cumulative effect of change in accounting principle. The impact of SFAS No. 143 on prior period's results of operations is immaterial.

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

    The Partnership's significant accounting policies are summarized in Note 2 - Notes to Consolidated Financial Statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002. Certain of the Partnership's accounting policies are of more significance in its financial statement preparation process than others. The interstate natural gas pipelines' accounting policies conform to Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, certain assets that result from the regulated ratemaking process are recorded that would not be recorded under accounting principles generally accepted in the United States of America for nonregulated entities. The Partnership continually assesses whether the future recovery of the regulatory assets is probable by considering such factors as regulatory changes and the impact of competition. If future recovery ceases to be probable, the Partnership would be required to write-off the regulatory assets at that time. At March 31, 2003, the Partnership has reflected regulatory assets of $11.1 million, which are being recovered from the pipelines' shippers over varying periods of time. The Partnership's long-lived assets are stated at original cost. The Partnership must use estimates in determining the economic useful lives of those assets. For utility property, no retirement gain or loss is included in income except in the case of retirements or sales of entire operating units. The original cost of utility property retired is charged to accumulated depreciation and amortization, net of salvage and cost of removal. The Partnership's accounting for financial instruments follows SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was adopted on January 1, 2001. SFAS No. 133 requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. At March 31, 2003, the consolidated balance sheet included assets from derivative financial instruments of $26.8 million and liabilities from derivative financial instruments of $5.5 million. The Partnership's accounting for goodwill changed effective January 1, 2002, when it adopted SFAS No. 142, "Goodwill and Other Intangible Assets."

RESULTS OF OPERATIONS

    The Partnership owns a 70% general partner interest in Northern Border Pipeline Company. Crestone Energy Ventures, L.L.C.; Bear Paw Energy, L.L.C.; Border Midstream Services, Ltd.; Midwestern Gas Transmission Company; Viking Gas Transmission Company; and Black Mesa Pipeline, Inc. are wholly-owned subsidiaries of the Partnership. The Partnership also owns a 49% common membership interest and a 100% preferred A share interest in Bighorn Gas Gathering, L.L.C.; a 33% interest in Fort Union Gas Gathering, L.L.C.; a 35% interest in Lost Creek Gathering, L.L.C.; a 36% interest in the Gregg Lake/Obed Pipeline; and a 33% interest in Guardian Pipeline L.L.C. Effective January 17, 2003, the Partnership acquired all of the common stock of Viking Gas Transmission, including a one-third interest in Guardian Pipeline. See
Note 2 - Notes to Consolidated Financial Statements.

    The Partnership's net income was $32.6 million in the first quarter of 2003 ($0.69 per unit) as compared to net income of $28.0 million in 2002 ($0.62 per unit). The increase in 2003 over 2002 reflects improved performance from the natural gas gathering and processing segment and the acquisition of Viking Gas Transmission. The Partnership's consolidated income statement reflects a reduction to net income of $0.6 million due to a cumulative effect of change in accounting principle, which resulted from adopting SFAS No. 143, "Accounting for Asset Retirement Obligations." See Note 8 - Notes to Consolidated Financial Statements.

INTERSTATE NATURAL GAS PIPELINES

    The interstate natural gas pipelines segment reported earnings of $29.9 million in the first quarter of 2003 as compared to $28.4 million in the first quarter of 2002. The increase was primarily due to earnings associated with Viking Gas Transmission of $1.7 million in 2003.

    Operating revenues were $92.6 million in the first quarter of 2003 as compared to $82.2 million in 2002. The increase in operating revenues in 2003 over 2002 resulted from Viking Gas Transmission revenues of $7.1 million, a $1.5 million increase in Midwestern Gas Transmission's revenues and a $1.7 million increase in Northern Border Pipeline's revenues. Midwestern Gas Transmission's revenues in 2003 reflect an increase in contracted capacity as compared to the same period in 2002. Northern Border Pipeline's 2002 results were impacted by uncollected revenues associated with the transportation capacity previously held by Enron North America Corp., which filed for Chapter 11 bankruptcy protection in December 2001 (see "Update On The Impact Of Enron's Chapter 11 Filing On The Partnership's Business"). For the first quarter of 2002, the revenues lost on this capacity totaled approximately $1.5 million.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


    Operations and maintenance expenses were $13.1 million in the first quarter of 2003 as compared to $8.3 million in 2002. The increase in expenses in 2003 over 2002 resulted from Viking Gas Transmission expenses of $2.4 million, an increase in Northern Border Pipeline's expenses by $1.7 million and an increase in Midwestern Gas Transmission's expenses by $0.6 million. Northern Border Pipeline's expenses increased due primarily to the cost for electricity to power Northern Border Pipeline's electric-driven compressors. Previously, Northern Border Pipeline included in its collection of company-use gas quantities that were equivalent to the cost of electric power. Northern Border Pipeline's and Midwestern Gas Transmission's expenses for 2003 also reflect an increase in employee benefits expenses as compared to 2002.

    Depreciation and amortization was $16.5 million in the first quarter of 2003 as compared to $15.0 million in 2002. The increase between 2002 and 2003 is primarily due to Viking Gas Transmission.

   Taxes other than income were $8.7 million in the first quarter of 2003 as compared to $6.8 million in 2002. The increase in 2003 from 2002 reflects Viking Gas Transmission expenses of $0.6 million and a $1.3 million increase in Northern Border Pipeline's expense. Northern Border Pipeline's 2002 taxes other than income included a refund of use taxes previously paid on exempt purchases.

    Interest expense, which relates to Northern Border Pipeline's and Viking Gas Transmission's financing activities, was $12.4 million in the first quarter of 2003 as compared to $13.0 million in 2002. Interest expense for Viking Gas Transmission was $0.6 million in the first quarter of 2003. A $1.2 million decrease in Northern Border Pipeline's interest expense was due to a decrease in average interest rates as well as a decrease in average debt outstanding.

    Other expense was $1.4 million in the first quarter of 2003 as compared to other income of $0.6 million in the first quarter of 2002. Income tax expense, which is netted in other income (expense), increased $1.4 million in 2003 over 2002 due to Viking Gas Transmission income taxes of $1.1 million and an increase in Midwestern Gas Transmission's income tax expense. The 2003 amount includes $0.3 million of estimated interest expense on Northern Border Pipeline for refunds required by the order issued by the Federal Energy Regulatory Commission on March 27, 2003 (see Note 3 - Notes to Consolidated Financial Statements). The 2002 amount included $0.6 million of income primarily related to interest received by Northern Border Pipeline on the refund of use taxes discussed previously.

    Equity earnings from unconsolidated affiliates were $0.4 million in the first quarter of 2003, which represents earnings from the one-third interest in Guardian Pipeline.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


NATURAL GAS GATHERING AND PROCESSING

    The natural gas gathering and processing segment reported earnings of $12.0 million in the first quarter of 2003 as compared to $8.4 million in 2002 primarily due to increased equity earnings of unconsolidated affiliates.

    Operating revenues were $42.6 million in the first quarter of 2003 as compared to $30.6 million in 2002. The increase in 2003 over 2002 is due to an increase in natural gas and natural gas liquid prices.

    Product purchases for the natural gas gathering and processing segment were $21.1 million in the first quarter of 2003 as compared to $10.7 million in 2002. In conjunction with its gathering and processing activities, Bear Paw Energy purchases the natural gas stream from producers. The price Bear Paw Energy pays the producers is based upon a percentage of the revenues it receives upon sale of the natural gas liquids and residue that it processes in its facilities. The increase in 2003 over 2002 is due to an increase in natural gas and natural gas liquid prices.

    Operations and maintenance expenses were $12.0 million in the first quarter of 2003 as compared to $10.9 million in 2002. The increase in 2003 over 2002 is primarily due to increased electric utility costs and employee benefit expenses.

    Equity earnings from unconsolidated affiliates were $7.3 million in the first quarter of 2003 as compared to $3.2 million for 2002. The 2003 equity earnings include $2.9 million from a special income allocation related to a retroactive cash distribution for the prior year from the Partnership's preferred A interest in Bighorn. This distribution, determined in accordance with a joint venture agreement, was based on the number of wells connected to the gathering system in the preceding year. If certain targets are not met, the Partnership receives a disproportionate share of cash distributions.

COAL SLURRY

    The coal slurry pipeline segment reported earnings of $0.6 million in the first quarter of 2003 on revenues of $5.4 million. In the first quarter of 2002, the segment reported earnings of $0.3 million on revenues of $5.2 million. Operations and maintenance expenses were $3.6 million in the first quarter of 2003 as compared to $4.3 million in 2002. The 2002 expenses were impacted by costs associated with unplanned coal slurry discharges. The coal slurry segment earnings for 2003 were reduced by $0.4 million for a cumulative effect of change in accounting principle, which resulted from adopting SFAS No. 143.

OTHER

    Items not attributable to any segment include certain of the Partnership's general and administrative expenses, interest expense on the Partnership's debt and other income and expense items. The general and administrative expenses not allocated to any segment were $1.7 million in the first quarter of 2003 as compared to $1.4 million in 2002. The increase in expense between 2002 and 2003 was primarily due to an increase in tax return processing expenses.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


    Interest expense on the Partnership's debt was $7.9 million in the first quarter of 2003 as compared to $7.8 million in 2002. Average debt outstanding has increased between 2002 and 2003 primarily due to the acquisition of Viking Gas Transmission while average interest rates have decreased.

LIQUIDITY AND CAPITAL RESOURCES

DEBT AND CREDIT FACILITIES

    The Partnership's debt and credit facilities outstanding at March 31, 2003, are as follows:

                                              Payments Due by Period
                                           ----------------------------
                                           Current Portion
                                             (Less Than    Long-Term
                                    Total      1 Year)      Portion
                                 ----------    -------    ----------
                                           (In Thousands)
Northern Border Pipeline
  1992 Series D Senior Notes,
    average 8.57%, due 2003      $   65,000    $65,000    $       --
  $175 million Pipeline Credit
    Agreement, average 2.18%,
    due 2005                         83,000         --        83,000
  6.25% Senior Notes due 2007       225,000         --       225,000
  7.75% Senior Notes due 2009       200,000         --       200,000
  7.50% Senior Notes due 2021       250,000         --       250,000
Viking Gas Transmission
  Series A, B, C and D Senior
    Notes, average 7.38%,
    due 2008 to 2014                 39,231         --        39,231
Northern Border Partners, L.P.
  8 7/8% Senior Notes due 2010      250,000         --       250,000
  7.10% Senior Notes due 2011       225,000         --       225,000
  $200 million Partnership Credit
    Agreement, average 2.48%,
    due 2004                        151,000         --       151,000
                                 ----------    -------    ----------
Total                            $1,488,231    $65,000    $1,423,231
                                 ==========    =======    ==========

    At March 31, 2003, Northern Border Pipeline had outstanding $65 million of Series D Senior Notes issued in a $250 million private placement under a July 1992 note purchase agreement. The Series D Senior Notes mature in August 2003. Northern Border Pipeline anticipates borrowing under the Pipeline Credit Agreement to repay the Series D Senior Notes.

      As discussed in Note 2 - Notes to Consolidated Financial Statements, the Partnership financed the acquisition of Viking Gas Transmission under its credit agreement. Effective with the closing of the acquisition, the Partnership amended the Partnership Credit Agreement to increase the allowed ratio of consolidated funded debt to adjusted consolidated EBITDA (consolidated net income plus minority interests in net income, consolidated interest

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


expense, income taxes and depreciation and amortization) to no more than 4.75 to 1 through June 30, 2003, at which time the ratio reverts back to 4.5 to 1. At March 31, 2003, the Partnership was in compliance with its debt covenants. During 2003, the Partnership intends to issue additional limited partner interests and use the proceeds to reduce outstanding debt on the Partnership Credit Agreement.

    Northern Border Pipeline has outstanding interest rate swap agreements with notional amounts totaling $225 million that expire in May 2007. Under the interest rate swap agreements, Northern Border Pipeline makes payments to counterparties at variable rates based on the London Interbank Offered Rate and in return receives payments based on a 6.25% fixed rate. At March 31, 2003, the average effective interest rate on Northern Border Pipeline's interest rate swap agreements was 2.70%.

    The Partnership has outstanding interest rate swap agreements with notional amounts totaling $150 million that expire in March 2011. Under the interest rate swap agreements, the Partnership makes payments to counterparties at variable rates based on the London Interbank Offered Rate and in return receives payments based on a 7.10% fixed rate. At March 31, 2003, the average effective interest rate on the Partnership's interest rate swap agreements was 3.77%.

    Short-term liquidity needs will be met by the Partnership's operating cash flows and through the Partnership Credit Agreement and the Pipeline Credit Agreement. Long-term capital needs may be met through the Partnership's ability to issue long-term indebtedness as well as additional limited partner interests.

CASH FLOWS FROM OPERATING ACTIVITIES

    Cash flows provided by operating activities were $56.8 million in the first quarter of 2003 as compared to $56.6 million for the comparable period in 2002. Distributions received from unconsolidated affiliates increased $4.4 million to $7.2 million primarily related to the retroactive cash distribution received from Bighorn discussed previously. Operating cash flows were decreased due to a reduction in prepayments that Northern Border Pipeline had required certain shippers make for transportation service.

CASH FLOWS FROM INVESTING ACTIVITIES

    Cash used in investing activities was $125.6 million in the first quarter of 2003 as compared to $21.7 million in 2002. The increase in 2003 over 2002 primarily relates to the acquisition of Viking Gas Transmission in January.

    The investment in unconsolidated affiliates was $3.0 million in the first quarter of 2003 as compared to $1.7 million in 2002. The 2003 amount primarily represents capital contributions to Guardian Pipeline while the 2002 amount primarily reflects capital contributions to Bighorn.

    Acquisitions of businesses were $118.2 million in the first quarter of 2003 as compared to $1.1 million in 2002. The 2003 amount represents the net cash paid to acquire Viking Gas Transmission.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


    Capital expenditures were $4.4 million in the first quarter of 2003, which included $1.6 million for the natural gas gathering and processing segment and $2.5 million for the interstate natural gas pipelines segment. For 2002, capital expenditures were $18.8 million, which included $15.6 million for natural gas gathering and processing facilities and $2.8 million for interstate natural gas pipeline facilities.

    Total capital expenditures for 2003 are estimated to be $51 million. Capital expenditures for the interstate natural gas pipelines are estimated to be $17 million, including approximately $11 million for Northern Border Pipeline. Capital expenditures for gas gathering and processing facilities are estimated to be $32 million for 2003. Funds required to meet the capital requirements for 2003 are anticipated to be provided from debt borrowings, issuance of additional limited partnership interests and operating cash flows.

CASH FLOWS FROM FINANCING ACTIVITIES

    Cash flows provided by financing activities were $70.6 million in the first quarter of 2003, as compared to cash used in financing activities of $28.2 million in 2002. Cash distributions to unitholders and general partners in 2003 and 2002 were $37.7 million and $35.8 million, respectively. The increase in 2003 over 2002 is due to an increase in the number of common units outstanding.

    For the first quarter of 2003, borrowings on long-term debt totaled $148.0 million, which were primarily used for the acquisition of Viking Gas Transmission. For the first quarter of 2002, borrowings on long-term debt totaled $47.0 million, which were primarily used to repay previously existing indebtedness and to finance capital expenditures. Total repayments of debt in the first quarter of 2003 and 2002 were $39.5 million and $27.6 million, respectively.

    In March 2003, the Partnership received $12.3 million from the termination of an interest rate swap agreement with a notional amount of $75 million. The proceeds were primarily used to repay existing indebtedness.

UPDATE ON THE IMPACT OF ENRON'S CHAPTER 11 FILING ON THE PARTNERSHIP'S
BUSINESS

    As more fully discussed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002, on December 2, 2001, Enron Corp. and certain of its wholly-owned subsidiaries filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code.

    Two of our general partners, Northern Plains Natural Gas Company and Pan Border Gas Company, are owned by Enron. In addition, all of the common stock of Portland General Electric Company ("PGE") is owned by Enron. As the owner of PGE's common stock, Enron is a holding company for purposes of the Public Utility Holding Company Act ("PUHCA"). Following Enron's acquisition of PGE in 1997, Enron annually filed a statement claiming an exemption from all provisions of PUHCA (except the provision which addresses the acquisition of public utility company affiliates) under Section 3(a)(1). Due to Enron's bankruptcy filing in December 2001, Enron is no longer able to provide necessary financial information needed to file the exemption statement. As a

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


result, in February 2002, Enron applied to the SEC for an order of exemption under Section 3(a)(1). To be eligible for this exemption, PGE's utility activities must, among other things, be predominantly intrastate in character.

    Following the submission of testimony by the parties to the proceeding, a hearing on Enron's application was held on December 5, 2002. On February 6, 2003, the administrative law judge ("ALJ") issued an initial decision ("Initial Decision") holding that PGE does not meet the criteria to be predominantly intrastate in character, thereby denying Enron's application for exemption. On February 27, 2003, Enron filed a petition for review with the SEC requesting that the SEC review the ALJ's Initial Decision, reverse such Initial Decision, and find that Enron is entitled to an exemption from PUHCA. Filing of the petition stays the effect of the Initial Decision until such time as the SEC acts on the petition. As directed by the SEC, the Division of Investment Management filed a response to the petition on March 25, 2003 urging the SEC to reject the petition and affirm the ALJ's Initial Decision. The SEC could act on the petition at any time. Possible actions that the SEC could take include setting the matter for further hearings before the full Commission or summarily affirming, reversing or modifying the Initial Decision. If the SEC affirms the Initial Decision, Enron would be required to register as a holding company under PUHCA and Northern Plains and Pan Border would presumptively become subsidiaries within the newly registered Enron holding company system. Further, because of the voting interest held by Enron through its general partner interests in Northern Border Partners, the Partnership and certain of its subsidiaries, including Northern Border Pipeline Company, would also presumptively become subsidiaries within the Enron holding company system.

    PUHCA imposes a number of restrictions on the operation of registered holding companies and their subsidiaries within the registered holding company system, including the requirement of SEC approval of securities issuances and certain restrictions on the ability to own or acquire businesses. PUHCA also regulates transactions between the companies in a holding company system. Operations under PUHCA can become materially more expensive and cumbersome than operations by companies that are not subject to, or exempt, from PUHCA. If the Partnership was to become a subsidiary of a registered holding company under PUHCA, it would become subject to regulation by the SEC not only with respect to the acquisition of the securities of public utilities, but also with respect to, among other things, the acquisition of assets and interests in any other business, declaration and payment of certain cash distributions; intra-system borrowings or indemnifications; sales, services or construction transactions with other holding company system companies; the issuance of debt or equity securities; and borrowings under credit facilities. At this time, the Partnership cannot predict how regulations under PUHCA would impact its operations, although if the Partnership receives the exemptions or orders referred to below, it believes that it will be able to conduct its operations in a manner consistent with its current operations without material cost or delay.

    If Enron's exemption application is denied by the SEC, the Partnership cannot estimate the amount of time that the SEC will provide for Enron to register as a holding company under PUHCA at which time Enron and its holding company system would become subject to PUHCA. The Partnership intends to seek orders from the SEC that, if granted, would minimize the impacts as described

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONCLUDED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


above of PUHCA on its operations. The Partnership also may seek exemptions for its operations from regulation under PUHCA. Similar orders and exemptions have been granted by the SEC to other operating subsidiaries of holding companies under PUHCA. No assurance can be given that the Partnership will be successful in obtaining all the orders or exemptions that it intends to seek or that its operations will not be subject to the full regulatory impact of PUHCA.

    Numerous shareholder and employee class action lawsuits have been initiated against Enron, its former independent accountants, legal advisors, executives, and board members. Enron has received several requests for information from different federal and state agencies, including FERC, and committees of the United States House of Representatives and Senate. Some of the information requested from Enron may include information about the Partnership. While the Partnership has not been subject to these investigations or lawsuits, it is possible that in the documentation production by Enron, confidential, proprietary or commercially sensitive information concerning the Partnership may have been produced. It is also possible that some of this information may be made available to the public.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

    The statements in this Quarterly Report that are not historical information are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results of the Partnership's operations may differ materially from those expressed in these forward-looking statements. Such forward-looking statements include the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" regarding the Partnership's estimated capital expenditures in 2003. Although the Partnership believes that its expectations regarding future events are based on reasonable assumptions within the bounds of its knowledge of its business, it can give no assurance that its goals will be achieved or that its expectations regarding future developments will be realized. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the December 2, 2001 filing by Enron of a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code, the PUHCA proceeding relating to Enron's exemption, industry results, future demand for natural gas, availability of supplies of Canadian natural gas, political and regulatory developments that impact FERC proceedings involving the interstate natural gas pipelines, the interstate natural gas pipelines' success in sustaining their positions in such proceedings or the success of intervenors in opposing their positions, competitive developments by Canadian and U.S. natural gas transmission peers, political and regulatory developments in Canada, and conditions of the capital markets and equity markets.

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

    There have not been any material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2002, in Item 7a of the Partnership's Annual Report on Form 10-K. For more information on risk management activities, see Note 4 to the Partnership's consolidated financial statements included elsewhere in this report.


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

                           PART II. OTHER INFORMATION

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


ITEM 5. Other Information

    The Bureau of Land Management on April 30, 2003, recorded a Record of Decision for the Wyoming Environmental Impact Statement for the Powder River Basin Oil and Gas Project. This Record of Decision opens up drilling on federal lands for up to 55,000 wells in the Powder River Basin. The decision is not expected to have a material effect on the Partnership's 2003 operating results because of the delay between when the wells are drilled and when gas is expected to flow from these wells.

    Mirant Americas Energy Marketing, LP is currently obligated for approximately 10% of Northern Border Pipeline's contracted firm capacity. Mirant's firm contracts expire in October 2006 and December 2008. Mirant also manages the assets of Pan-Alberta Gas, Ltd., including the contracts of Pan-Alberta Gas (U.S.) ("Pan-Alberta"), which is obligated for approximately 20% of Northern Border Pipeline's contracted firm capacity. Pan-Alberta's firm contracts expire October 31, 2003. Mirant has recently announced the sale of its Canadian natural gas aggregator services contracts and a significant portion of its natural gas transportation contracts to Cargill Limited. The announcement did not identify which transportation contracts were included but did state that Cargill would assume the management services to operate the aggregator business of Pan-Alberta Gas, Ltd. Mirant's announcement indicates the transaction is expected to close later this year pending regulatory approvals.

    Northern Border Pipeline has recently reached agreement with an investment grade shipper for approximately 125 million cubic feet per day of transportation capacity for a one-year period extending from November 1, 2003 through October 31, 2004. The capacity extends from Port of Morgan, Montana to interconnections in Northern Border Pipeline's market areas, with the majority of the capacity extending to the Chicago area. The agreement is at the maximum transportation rate available under Northern Border's tariff and is expected to yield approximately $18.8 million in revenue over its term. With this agreement, the percentage of system capacity under contracts that expire before November 1, 2003, has been reduced from 42% to 36%.

    In the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002, it was reported that Northern Border Pipeline was selected for an industry-wide audit of FERC-assessed annual charges. On April 10, 2003, the FERC issued its final report finding Northern Border Pipeline was compliant.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

    99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                     PART II. OTHER INFORMATION (CONCLUDED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


(b) Reports on Form 8-K.

    1) Northern Border Partners, L.P. filed a Current Report on Form 8-K, dated January 17, 2003, including a copy of a press release announcing that it had completed the acquisition of Viking Gas Transmission Company including a one-third interest in Guardian Pipeline L.L.C. from Xcel Energy.

    2) Northern Border Partner, L.P. filed a Current Report on Form 8-K, dated January 30, 2003, including a copy of a press release announcing Northern Border Partners, L.P. earnings for the fourth quarter of 2002 and a reserve of $10 million established by Northern Border Pipeline Company. The information was furnished under Item 9 of the Form.

    3) Northern Border Partners, L.P. filed a Current Report on Form 8-K, dated March 19, 2003, including a copy of Northern Border Partners, L.P. press release announcing Enron Corp.'s intention to form a new pipeline operation entity which will own Enron's general partner interests in Northern Border Partners, L.P.

                                   SIGNATURES




    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NORTHERN BORDER PARTNERS, L.P.
                                    (A Delaware Limited Partnership)

Date: May 15, 2003               By:  /s/ Jerry L. Peters
                                      ------------------------------------------
                                      Jerry L. Peters
                                      Chief Financial and Accounting Officer

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

Date: May 15, 2003                        By:  /s/ Jerry L. Peters
                                               ------------------------------
                                               Jerry L. Peters
                                               Chief Financial and Accounting
                                                 Officer

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

Date: May 15, 2003                        By:  /s/ William R. Cordes
                                               ------------------------
                                               William R. Cordes
                                               Chief Executive Officer

                               INDEX TO EXHIBITS


Exhibit         Description
-------         -----------

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.