Form 10-Q
period 2003-06-30
NORTHERN BORDER PARTNERS LP
filed 2003-08-14
CIK 909281

                      UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2003




                         Commission File Number 1-12202
                         NORTHERN BORDER PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)



        Delaware                                            93-1120873
-------------------------------                  -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                                 Number)



        13710 FNB Parkway
         Omaha, Nebraska                                68154-5200
-------------------------------                         ----------
(Address of principal executive                         (Zip code)
           offices)



                                 (402) 492-7300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)




       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]





                                    1 of 29

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

                                TABLE OF CONTENTS




                                                                      Page No.
                                                                      --------
PART I. FINANCIAL INFORMATION

     ITEM 1. Financial Statements

          Consolidated Statement of Income --
            Three Months Ended June 30, 2003 and 2002
            and Six Months Ended June 30, 2003 and 2002                     3
          Consolidated Statement of Comprehensive Income --
            Three Months Ended June 30, 2003 and 2002
            and Six Months Ended June 30, 2003 and 2002                     3
          Consolidated Balance Sheet -- June 30, 2003
            and December 31, 2002                                           4
          Consolidated Statement of Cash Flows --
            Six Months Ended June 30, 2003 and 2002                         5
          Consolidated Statement of Changes in Partners'
            Equity -- Six Months Ended June 30, 2003                        6
          Notes to Consolidated Financial Statements                        7

     ITEM 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 14

     ITEM 3. Quantitative and Qualitative Disclosures About
             Market Risk                                                   26

     ITEM 4. Controls and Procedures                                       27

PART II. OTHER INFORMATION

     ITEM 5. Other Information                                             28

     ITEM 6. Exhibits and Reports on Form 8-K                              28

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                  (UNAUDITED)



                                         THREE MONTHS ENDED        SIX MONTHS ENDED
                                              JUNE 30,                  JUNE 30,
                                      ----------------------    ----------------------
                                         2003         2002         2003         2002
                                      ---------    ---------    ---------    ---------
OPERATING REVENUES                    $ 134,362    $ 121,327    $ 272,537    $ 237,283
                                      ---------    ---------    ---------    ---------
OPERATING EXPENSES
  Product purchases                      19,211       11,965       40,331       22,718
  Operations and maintenance             29,966       23,081       58,433       46,763
  Depreciation and amortization          19,551       18,422       39,537       36,563
  Taxes other than income                 8,730        7,293       18,295       14,705
                                      ---------    ---------    ---------    ---------
    Operating expenses                   77,458       60,761      156,596      120,749
                                      ---------    ---------    ---------    ---------
OPERATING INCOME                         56,904       60,566      115,941      116,534
                                      ---------    ---------    ---------    ---------
INTEREST EXPENSE                         20,498       21,909       41,008       42,947
                                      ---------    ---------    ---------    ---------
OTHER INCOME (EXPENSE)
  Equity earnings in
   unconsolidated affiliates              4,347        3,304       12,032        6,524
  Other income (expense)                 (1,749)        (262)      (3,639)         341
                                      ---------    ---------    ---------    ---------
  Total other income                      2,598        3,042        8,393        6,865
                                      ---------    ---------    ---------    ---------
MINORITY INTERESTS IN NET INCOME         11,285       11,552       22,305       22,853
                                      ---------    ---------    ---------    ---------
INCOME FROM CONTINUING OPERATIONS        27,719       30,147       61,021       57,599

DISCONTINUED OPERATIONS                   4,394          (41)       4,367          476

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE, NET OF TAX            --           --         (643)          --
                                      ---------    ---------    ---------    ---------
NET INCOME TO PARTNERS                $  32,113    $  30,106    $  64,745    $  58,075
                                      =========    =========    =========    =========
PER UNIT INCOME FROM
 CONTINUING OPERATIONS                $    0.56    $    0.67    $    1.26    $    1.27
                                      =========    =========    =========    =========
PER UNIT NET INCOME                   $    0.66    $    0.67    $    1.35    $    1.28
                                      =========    =========    =========    =========
NUMBER OF UNITS USED IN COMPUTATION      44,875       41,623       44,342       41,623
                                      =========    =========    =========    =========


                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                         JUNE 30,                JUNE 30,
                                   --------------------    --------------------
                                     2003        2002        2003        2002
                                   --------    --------    --------    --------
Net income to partners             $ 32,113    $ 30,106    $ 64,745    $ 58,075
Other comprehensive income:
  Change associated with current
   period hedging transactions       (2,841)       (857)     (5,225)     (4,931)
  Change associated with
   current period foreign
   currency translation              (1,671)      2,418       1,800       2,395
                                   --------    --------    --------    --------
Total comprehensive income         $ 27,601    $ 31,667    $ 61,320    $ 55,539
                                   ========    ========    ========    ========



       The accompanying notes are an integral part of these consolidated financial statements.

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                              JUNE 30,   DECEMBER 31,
ASSETS                                          2003        2002
------                                      ----------   -----------
CURRENT ASSETS
  Cash and cash equivalents                 $   44,103   $   34,689
  Accounts receivable                           59,052       55,428
  Materials and supplies, at cost                5,591        5,252
  Prepaid expenses and other                     8,686        9,477
                                            ----------   ----------
   Total current assets                        117,432      104,846
                                            ----------   ----------
PROPERTY, PLANT AND EQUIPMENT
  Property, plant and equipment              2,914,332    2,869,371
  Less: Accumulated provision for
   depreciation and amortization               886,980      854,091
                                            ----------   ----------
   Property, plant and equipment, net        2,027,352    2,015,280
                                            ----------   ----------
INVESTMENTS AND OTHER ASSETS
  Investment in unconsolidated affiliates      273,235      244,515
  Goodwill                                     347,205      295,848
  Derivative financial instruments              35,216       36,885
  Other                                         29,516       28,121
                                            ----------   ----------
   Total investments and other assets          685,172      605,369
                                            ----------   ----------
   Total assets                             $2,829,956   $2,725,495
                                            ==========   ==========

LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt      $   98,635   $   67,765
  Accounts payable                              38,607       56,511
  Accrued taxes other than income               29,212       31,108
  Accrued interest                              15,571       16,742
  Derivative financial instruments               7,657        4,095
                                            ----------   ----------
   Total current liabilities                   189,682      176,221
                                            ----------   ----------
LONG-TERM DEBT, NET OF CURRENT MATURITIES    1,342,747    1,335,978
                                            ----------   ----------
MINORITY INTERESTS IN PARTNERS' EQUITY         242,741      242,931
                                            ----------   ----------
RESERVES AND DEFERRED CREDITS                   22,385       26,330
                                            ----------   ----------
COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY
Partners' capital                            1,028,312      936,521
Accumulated other comprehensive income           4,089        7,514
                                            ----------   ----------
   Total partners' equity                    1,032,401      944,035
                                            ----------   ----------
   Total liabilities and partners' equity   $2,829,956   $2,725,495
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

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                               SIX MONTHS ENDED
                                                                  JUNE 30,
                                                           ----------------------
                                                               2003        2002
                                                           ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income to partners                                   $  64,745    $  58,075
  Adjustments to reconcile net income to partners
   to net cash provided by operating activities:

   Depreciation and amortization                              40,391       37,337
   Minority interests in net income                           22,305       22,853
   Reserves and deferred credits                              (7,911)         611
   Cumulative effect of change in accounting principle           643           --
   Equity earnings in unconsolidated affiliates              (12,032)      (6,524)
   Distributions received from unconsolidated affiliates      12,303        5,755
   Changes in components of working capital,
    net of the effect of the acquired businesses             (20,774)     (10,432)
   Non-cash gains from risk management activities               (103)      (2,693)
   Gain on sale of gathering and processing assets            (4,872)          --
   Other                                                         483          694
                                                           ---------    ---------
    Total adjustments                                         30,433       47,601
                                                           ---------    ---------
   Net cash provided by operating activities                  95,178      105,676
                                                           ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in unconsolidated affiliates                     (3,068)      (2,355)
  Acquisitions of businesses                                (119,137)      (1,154)
  Sale of gathering and processing assets                     40,250           --
  Capital expenditures for property, plant
   and equipment                                              (9,502)     (27,498)
                                                           ---------    ---------
   Net cash used in investing activities                     (91,457)     (31,007)
                                                           ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions to Unitholders and
   General Partners                                          (75,361)     (71,599)
  Distributions to Minority Interests                        (22,262)     (23,986)
  Issuance of partnership interests, net                     102,407           --
  Issuance of long-term debt                                 183,000      361,894
  Retirement of long-term debt                              (194,341)    (343,228)
  Proceeds upon termination of derivatives                    12,250        2,351
  Long-term debt financing costs                                  --       (2,588)
                                                           ---------    ---------
   Net cash provided by (used in)
    financing activities                                       5,693      (77,156)
                                                           ---------    ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                        9,414       (2,487)

Cash and cash equivalents-beginning of period                 34,689       16,755
                                                           ---------    ---------
Cash and cash equivalents-end of period                    $  44,103    $  14,268
                                                           =========    =========

Supplemental Disclosures of Cash Flow Information:
  Cash paid for:
   Interest (net of amount capitalized)                    $  44,195    $  44,235
                                                           =========    =========
Changes in components of working capital:
   Accounts receivable                                     $  (3,293)   $  (5,997)
   Materials and supplies, prepaid expenses and other          1,473         (740)
   Accounts payable                                          (13,724)         121
   Accrued taxes other than income                            (4,059)      (3,023)
   Accrued interest                                           (1,171)        (793)
                                                           ---------    ---------
    Total                                                  $ (20,774)   $ (10,432)
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

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                     ACCUMULATED
                                                                        OTHER           TOTAL
                                          GENERAL       COMMON       COMPREHENSIVE    PARTNERS'
                                         PARTNERS        UNITS          INCOME         EQUITY
                                       -----------    -----------    -------------  -----------
Balance at December 31, 2002           $    18,730    $   917,791    $     7,514    $   944,035

Net income to partners                       5,053         59,692             --         64,745

Change associated with current
 period hedging transactions                    --             --         (5,225)        (5,225)

Change associated with current
 period foreign currency translation            --             --          1,800          1,800
Issuance of partnership
 interests, net                              2,048        100,359             --        102,407

Distributions to partners                   (5,265)       (70,096)            --        (75,361)
                                       -----------    -----------    -----------    -----------
Balance at June 30, 2003               $    20,566    $ 1,007,746    $     4,089    $ 1,032,401
                                       ===========    ===========    ===========    ===========





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

     The Partnership has accounted for the acquisition using the purchase method of accounting. At this time, the Partnership has made a preliminary allocation of the purchase price based upon the estimated fair value of the assets and

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


liabilities acquired. The Partnership expects to finalize the allocation by the fourth quarter of 2003. The excess of the purchase price over the estimated fair value of the net assets acquired is reflected as goodwill on the consolidated balance sheet. The investment in Guardian Pipeline is reflected in investments in unconsolidated affiliates on the consolidated balance sheet.

     The following is a summary of the effects of the acquisition on the Partnership's consolidated financial position (amounts in thousands):


     Current assets                                                                       $   8,921
     Property, plant and equipment                                                           74,838
     Investment in unconsolidated affiliates                                                 27,600
     Goodwill                                                                                51,357
     Other assets                                                                             2,487
     Current liabilities                                                                     (5,526)
     Long-term debt, including current maturities                                           (40,025)
     Other liabilities                                                                         (515)
                                                                                          ---------
       Net cash paid                                                                      $ 119,137
                                                                                          =========


     If the Viking Gas Transmission acquisition made in 2003 had occurred at the beginning of 2002, the Partnership's consolidated operating revenues, net income to partners and per unit net income would have been $128 million, $31 million and $0.68 per unit, respectively, for the three months ended June 30, 2002. For the six months ended June 30, 2002, the Partnership's consolidated operating revenues, net income to partners and per unit net income would have been $251 million, $59 million and $1.31 per unit, respectively. These unaudited pro forma results are for illustrative purposes only and are not necessarily indicative of the operating results that would have occurred had the business acquisitions been consummated at that date, nor are they necessarily indicative of future operating results.

     The Partnership financed the acquisition under its credit agreement. Effective with the closing of the Viking Gas Transmission acquisition, the Partnership amended its credit agreement to increase the allowed ratio of consolidated funded debt to adjusted consolidated EBITDA (consolidated net income plus minority interests in net income, consolidated interest expense, income taxes and depreciation and amortization) to no more than 4.75 to 1 through June 30, 2003, at which time the ratio reverted back to 4.5 to 1. As part of the acquisition, the Partnership agreed to guarantee its ownership share of Guardian Pipeline's indebtedness. The amount of the guarantee is $60 million. Pursuant to the terms of Guardian Pipeline's debt agreements, the guarantee is removed upon Guardian Pipeline meeting certain conditions, which occurred in the second quarter of 2003.

3.   RATES AND REGULATORY ISSUES

     In February 2003, Northern Border Pipeline filed to amend its Federal Energy Regulatory Commission ("FERC") tariff to clarify the definition of company use gas, which is gas supplied by its shippers for its operations, by adding detailed language to the broad categories that comprise company use gas. Northern Border Pipeline had included in its collection of company use gas, quantities that were equivalent to the cost of electric power at its electric-

                NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


driven compressor stations during the period of June 2001 through January 2003. On March 27, 2003, the FERC issued an order rejecting Northern Border Pipeline's proposed tariff sheet revision and requiring refunds with interest within 90 days of the order. Northern Border Pipeline made refunds to its shippers of $10.3 million in May 2003.

4.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Partnership uses financial instruments in the management of its interest rate and commodity price exposure. A control environment has been established which includes policies and procedures for risk assessment and the approval, reporting and monitoring of financial instrument activities.

     The Partnership records in accumulated other comprehensive income amounts related to terminated interest rate swap agreements for cash flow hedges with such amounts amortized to interest expense over the term of the hedged debt. During the three months and six months ended June 30, 2003, the Partnership amortized approximately $0.6 million and $1.1 million, respectively, related to the terminated interest rate swap agreements, as a reduction to interest expense from accumulated other comprehensive income and expects to amortize comparable amounts in each of the remaining quarters of 2003.

     Northern Border Pipeline has outstanding interest rate swap agreements with notional amounts totaling $225 million that expire in May 2007. Under the interest rate swap agreements, Northern Border Pipeline makes payments to counterparties at variable rates based on the London Interbank Offered Rate and in return receives payments based on a 6.25% fixed rate. At June 30, 2003, the average effective interest rate on Northern Border Pipeline's interest rate swap agreements was 2.38%.

     The Partnership has outstanding interest rate swap agreements with notional amounts totaling $150 million that expire in March 2011. Under the interest rate swap agreements, the Partnership makes payments to counterparties at variable rates based on the London Interbank Offered Rate and in return receives payments based on a 7.10% fixed rate. At June 30, 2003, the average effective interest rate on the Partnership's interest rate swap agreements was 3.77%.

     Both the Partnership's and Northern Border Pipeline's interest rate swap agreements have been designated as fair value hedges as they were entered into to hedge the fluctuations in the market value of the senior notes issued by the Partnership in 2001 and by Northern Border Pipeline in 2002. The accompanying consolidated balance sheet at June 30, 2003, reflects a non-cash gain of approximately $35.2 million in derivative financial instruments with a corresponding increase in long-term debt.

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

                NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


During the three months and six months ended June 30, 2003, the Partnership amortized approximately $0.9 million and $1.5 million, respectively. The Partnership expects to amortize approximately $0.9 million in each of the remaining quarters of 2003 for these agreements.

     Bear Paw Energy periodically enters into commodity derivatives contracts and fixed-price physical contracts. Bear Paw Energy primarily utilizes price swaps and collars, which have been designated as cash flow hedges, to hedge its exposure to gas and natural gas liquid price volatility. During the three months and six months ended June 30, 2003, Bear Paw Energy recognized losses of $1.9 million and $4.6 million, respectively, from the settlement of derivative contracts. At June 30, 2003, Bear Paw Energy reflected a non-cash loss of approximately $7.5 million in derivative financial instruments with a corresponding reduction of $7.7 million in accumulated other comprehensive income. Operating revenues were reduced by $0.2 million, which represents the ineffective portion of the cash flow hedges. For the remaining quarters in 2003, if prices remain at current levels, Bear Paw Energy expects to reclassify approximately $4.1 million from accumulated other comprehensive income as a reduction to operating revenues. However, this reduction would be offset with increased operating revenues due to the higher prices assumed.

5.   BUSINESS SEGMENT INFORMATION

     The Partnership's reportable segments are strategic business units that offer different services. Following are selected financial information for the Partnership's business segments:


                          Interstate   Natural
                           Natural       Gas
                             Gas      Gathering
                          Pipelines     and       Coal
(In thousands)               (a)     Processing  Slurry     Other (b)    Total
--------------            ---------  ---------- ---------   --------   --------
THREE MONTHS ENDED
  JUNE 30, 2003
------------------
Revenues from
 external customers       $ 93,055   $ 36,175   $  5,132   $     --    $134,362
Operating income (loss)     54,353      3,274      1,040     (1,763)     56,904

THREE MONTHS ENDED
  JUNE 30, 2002
------------------
Revenues from
 external customers       $ 84,619   $ 31,267   $  5,441   $     --    $121,327
Operating income (loss)     54,198      6,499      1,595     (1,726)     60,566

SIX MONTHS ENDED
  JUNE 30, 2003
------------------
Revenues from
 external customers       $185,608   $ 76,409   $ 10,520   $     --    $272,537
Operating income (loss)    108,693      8,423      2,266     (3,441)    115,941

SIX MONTHS ENDED
  JUNE 30, 2002
------------------
Revenues from
 external customers       $166,816   $ 59,806   $ 10,661   $     --    $237,283
Operating income (loss)    106,277     11,368      2,038     (3,149)    116,534

                NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Total assets by segment are as follows:


                                         June 30,   December 31,
(In thousands)                            2003          2002
--------------                         ----------   -----------
Interstate Natural Gas Pipelines (a)   $2,002,476   $1,853,796
Natural Gas Gathering and Processing      784,084      823,917
Coal Slurry                                21,883       20,423
Other (b)                                  21,513       27,359
                                       ----------   ----------
Total Assets                           $2,829,956   $2,725,495
                                       ==========   ==========



(a) Interstate natural gas pipeline operating results for 2003 include results of Viking Gas Transmission, which was acquired by the Partnership effective January 17, 2003.



(b)  Includes other items not allocable to segments.

6.   NET INCOME PER UNIT

     Net income per unit is computed by dividing net income, after deduction of the general partners' allocation, by the weighted average number of common units outstanding. The general partners' allocation is equal to an amount based upon their collective 2% general partner interest adjusted for incentive distributions. The distribution to partners amount shown on the accompanying consolidated statement of changes in partners' equity includes incentive distributions to the general partners of approximately $3.8 million.

     On July 21, 2003, the Partnership declared a cash distribution of $0.80 per unit ($3.20 per unit on an annualized basis) for the quarter ended June 30, 2003. The distribution is payable August 14, 2003, to unitholders of record at July 31, 2003.

7.   PARTNERS' CAPITAL

     In May and June 2003, the Partnership sold 2,587,500 common units. The net proceeds from the sale of common units and the general partners' capital contributions totaled approximately $102.4 million and were primarily used to repay indebtedness outstanding.

8.   CONTINGENCIES

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

                NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets" requires an entity to allocate goodwill among its reporting segments and perform annual impairment tests by applying a fair-value-based analysis on the goodwill in each reporting segment. Due to lower throughput volumes experienced and anticipated in its wholly-owned subsidiaries in its Natural Gas Gathering and Processing business segment, the Partnership has accelerated its annual impairment test from the fourth quarter to the third quarter of 2003. If an impairment is justified as a result of the analysis, the Partnership anticipates it will record the non-cash charge in the third quarter. While the Partnership cannot predict at this time if an actual impairment charge will be recognized, the Partnership's balance sheet includes goodwill of approximately $219 million related to this business segment at June 30, 2003. If the Partnership records an impairment charge, the Partnership may need to seek a waiver of certain financial covenants in its credit facility.

9.   DISCONTINUED OPERATIONS

     In June 2003, the Partnership sold its Gladys and Mazeppa processing plants located in Alberta, Canada for approximately $40.3 million. Operating revenues, operating expenses and other income and expense for 2002 have been reclassified for amounts related to the discontinued operations. Operating revenues for the three and six months ended June 30, 2003, were $2.3 million and $4.7 million, respectively. For the three and six months ended June 30, 2002, operating revenues were $2.0 million and 4.0 million, respectively. Discontinued operations on the accompanying consolidated statement of income consists of the following:


                             Three months ended     Six months ended
                                   June 30,              June 30,
                             ------------------    ------------------
(in thousands)                 2003       2002        2003     2002
--------------               -------    -------    -------    -------
Operating income (loss)      $  (478)   $   (41)   $  (505)   $   476
Gain on sale of assets         4,872         --      4,872         --
                             -------    -------    -------    -------
  Income (loss) from
   discontinued operations   $ 4,394    $   (41)   $ 4,367    $   476
                             =======    =======    =======    =======


10.  ACCOUNTING PRONOUNCEMENTS

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

                NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


for a net-of-tax cumulative effect of change in accounting principle. The impact of SFAS No. 143 on prior periods' results of operations is immaterial. A reconciliation of the beginning and ending aggregate carrying amount of the Partnership's asset retirement obligations for the six months ended June 30, 2003, is as follows (in thousands):



Balance at December 31, 2002                                                           $     --
Cumulative effect of transition adjustment                                                3,496
Accretion expense                                                                           108
Liabilities transferred with asset sales                                                 (2,016)
                                                                                       --------
Balance at June 30, 2003                                                               $  1,588
                                                                                       ========



    In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Partnership does not expect SFAS No. 149 to have a material impact on its financial position or results of operations.

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

     The Partnership's significant accounting policies are summarized in Note 2 -- Notes to Consolidated Financial Statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002. Certain of the Partnership's accounting policies are of more significance in its financial statement preparation process than others.

     The interstate natural gas pipelines' accounting policies conform to Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, certain assets that result from the regulated ratemaking process are recorded that would not be recorded under accounting principles generally accepted in the United States of America for nonregulated entities. The Partnership continually assesses whether the future recovery of the regulatory assets is probable by considering such factors as regulatory changes and the impact of competition. If future recovery ceases to be probable, the Partnership would be required to write-off the regulatory assets at that time. At June 30, 2003, the Partnership has recorded regulatory assets of $10.8 million, which are being recovered from the pipelines' shippers over varying periods of time.

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

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


     The Partnership's accounting for financial instruments follows SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. At June 30, 2003, the consolidated balance sheet included assets from derivative financial instruments of $35.2 million and liabilities from derivative financial instruments of $7.7 million.

     Effective January 1, 2002, the Partnership adopted SFAS No. 142, "Goodwill and Other Intangible Assets." The Partnership has selected the fourth quarter for the performance of its annual impairment testing. See Outlook Update.

RESULTS OF OPERATIONS

     The Partnership owns a 70% general partner interest in Northern Border Pipeline Company. Crestone Energy Ventures, L.L.C.; Bear Paw Energy, L.L.C.; Border Midstream Services, Ltd.; Midwestern Gas Transmission Company; Viking Gas Transmission Company; and Black Mesa Pipeline, Inc. are wholly-owned subsidiaries of the Partnership. The Partnership also owns a 49% common membership interest and a 100% preferred A share interest in Bighorn Gas Gathering, L.L.C.; a 33% interest in Fort Union Gas Gathering, L.L.C.; a 35% interest in Lost Creek Gathering, L.L.C.; a 36% interest in the Gregg Lake/Obed Pipeline; and a 33% interest in Guardian Pipeline L.L.C. Effective January 17, 2003, the Partnership acquired all of the common stock of Viking Gas Transmission, including a one-third interest in Guardian Pipeline. See Note 2 -- Notes to Consolidated Financial Statements. In June 2003, the Partnership sold its Gladys and Mazeppa processing plants located in Alberta, Canada. The operating results for these plants are classified as discontinued operations. See Note 9 - Notes to Consolidated Financial Statements.

SECOND QUARTER 2003 COMPARED WITH SECOND QUARTER 2002

     The Partnership's income from continuing operations was $27.7 million in the second quarter of 2003 ($0.56 per unit) as compared to income from continuing operations of $30.1 million in 2002 ($0.67 per unit). The decrease in 2003 from 2002 reflects a decrease in earnings from the natural gas gathering and processing segment partially offset by slightly higher earnings in the interstate natural gas pipeline segment due to the acquisition of Viking Gas Transmission. The Partnership's consolidated income statement reflects discontinued operations of $4.4 million in the second quarter of 2003, which includes an after-tax gain of $4.9 million on the sale of the Gladys and Mazeppa processing plants.

INTERSTATE NATURAL GAS PIPELINES

     The interstate natural gas pipelines segment reported earnings of $29.5 million in the second quarter of 2003 as compared to $28.9 million in the second quarter of 2002. The increase was primarily due to earnings associated with Viking Gas Transmission of $1.3 million in 2003.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


     Operating revenues were $93.1 million in the second quarter of 2003 as compared to $84.6 million in 2002. The increase in operating revenues in 2003 over 2002 resulted from Viking Gas Transmission revenues of $7.0 million, a $1.0 million increase in Midwestern Gas Transmission's revenues and a $0.5 million increase in Northern Border Pipeline's revenues. Midwestern Gas Transmission's revenues in 2003 reflect an increase in contracted capacity as compared to the same period in 2002. Northern Border Pipeline's 2002 results were impacted by uncollected revenues associated with the transportation capacity previously held by Enron North America Corp., which filed for Chapter 11 bankruptcy protection in December 2001 (see "Update On The Impact Of Enron's Chapter 11 Filing On The Partnership's Business"). For the second quarter of 2002, the revenues lost on this capacity totaled approximately $0.3 million.

     Operations and maintenance expenses were $14.9 million in the second quarter of 2003 as compared to $8.8 million in 2002. The increase in expenses in 2003 over 2002 resulted from Viking Gas Transmission expenses of $2.5 million, an increase in Northern Border Pipeline's expenses by $3.2 million and an increase in Midwestern Gas Transmission's expenses by $0.4 million. Northern Border Pipeline's expenses increased due primarily to the cost for electricity to power Northern Border Pipeline's electric-driven compressors. Previously, Northern Border Pipeline included in its collection of company-use gas quantities that were equivalent to the cost of electric power. Northern Border Pipeline's expenses for 2003 also reflect an increase in employee benefits expenses as compared to 2002.

     Depreciation and amortization was $16.0 million in the second quarter of 2003 as compared to $15.0 million in 2002. The increase between 2002 and 2003 is primarily due to Viking Gas Transmission.

     Taxes other than income were $7.8 million in the second quarter of 2003 as compared to $6.6 million in 2002. The increase in 2003 from 2002 reflects Viking Gas Transmission expenses of $0.6 million and a $0.5 million increase in Northern Border Pipeline's expense. The increase in Northern Border Pipeline's expense in 2003 from 2002 is due primarily to adjustments to ad valorem taxes. Northern Border Pipeline periodically reviews and adjusts its estimates of ad valorem taxes. Reductions to previous estimates in 2002 exceeded reductions to previous estimates in 2003 by approximately $0.4 million.

     Interest expense, which relates to Northern Border Pipeline's and Viking Gas Transmission's financing activities, was $12.3 million in the second quarter of 2003 as compared to $13.8 million in 2002. Interest expense for Viking Gas Transmission was $0.7 million in the second quarter of 2003. A $2.1 million decrease in Northern Border Pipeline's interest expense was due to a decrease in average interest rates as well as a decrease in average debt outstanding.

     Other expense was $1.8 million in the second quarter of 2003 as compared to other income of $0.1 million in the second quarter of 2002. Income tax expense, which is netted in other income (expense), increased $1.7 million in 2003 over 2002 due to Viking Gas Transmission income taxes of $1.1 million and an increase in Midwestern Gas Transmission's income tax expense.

     Equity earnings from unconsolidated affiliates were $0.5 million in the second quarter of 2003, which represents earnings from the one-third interest in Guardian Pipeline.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


NATURAL GAS GATHERING AND PROCESSING

     The natural gas gathering and processing segment reported earnings of $7.0 million in the second quarter of 2003 as compared to $9.6 million in 2002. The decrease in earnings was primarily due to lower gathering volumes and hedging activity.

     Operating revenues were $36.2 million in the second quarter of 2003 as compared to $31.3 million in 2002. The increase in 2003 over 2002 is due to an increase in natural gas and natural gas liquid prices.

     Product purchases were $19.2 million in the second quarter of 2003 as compared to $12.0 million in 2002. Under certain gathering and processing agreements, Bear Paw Energy purchases raw natural gas from producers at a price tied to a percentage of the price for which it sells extracted natural gas liquids and residue gas. Total revenues from the sale of these products are included in operating revenues. Amounts paid to the producers to purchase their raw natural gas are reflected in product purchases. The increase in 2003 over 2002 is due to an increase in natural gas and natural gas liquid prices.

     Operations and maintenance expenses were $9.9 million in the second quarter of 2003 as compared to $9.2 million in 2002. The increase in 2003 over 2002 is primarily due to increased employee benefit expenses.

     Equity earnings from unconsolidated affiliates were $3.9 million in the second quarter of 2003 as compared to $3.3 million for 2002. The increase in earnings is primarily due to an increase in gathering volumes for the unconsolidated affiliates.

COAL SLURRY

     The coal slurry pipeline segment reported earnings of $0.7 million in the second quarter of 2003 on revenues of $5.1 million. In the second quarter of 2002, the segment reported earnings of $1.3 million on revenues of $5.4 million. Tons of coals shipped decreased in 2003 from 2002 due to a planned shutdown by the pipeline's customer for maintenance of its facilities.

OTHER


     Items not attributable to any segment include certain of the Partnership's general and administrative expenses, interest expense on the Partnership's debt and other income and expense items.

     Interest expense on the Partnership's debt was $8.0 million in the second quarter of 2003 as compared to $7.9 million in 2002. Average debt outstanding has increased between 2002 and 2003 primarily due to the acquisition of Viking Gas Transmission. In May and June 2003, the Partnership repaid $135.0 million of its borrowings using proceeds from the issuance of additional partnership interests and the sale of the Mazeppa and Gladys processing plants.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2002

     The Partnership's income from continuing operations was $61.0 million in the six months ended June 30, 2003 ($1.26 per unit) as compared to income from continuing operations of $57.6 million in 2002 ($1.27 per unit). The income increase in 2003 from 2002 reflects increased equity earnings from unconsolidated affiliates and improved performance from the interstate natural gas pipeline segment due to the acquisition of Viking Gas Transmission. The decrease in per unit income is due to the Partnership's issuance of additional partnership interests in May and June 2003. See Note 7 -- Notes to Consolidated Financial Statements. The Partnership's consolidated income statement reflects discontinued operations of $4.4 million in the six months ended June 30, 2003 as compared to $0.5 million in 2002. Discontinued operations for 2003 include an after-tax gain of $4.9 million on the sale of the Gladys and Mazeppa processing plants. The consolidated income statement also reflects a reduction to net income of $0.6 million due to a cumulative effect of change in accounting principle, which resulted from adopting SFAS No. 143, "Accounting for Asset Retirement Obligations." See Note 10 -- Notes to Consolidated Financial Statements.

INTERSTATE NATURAL GAS PIPELINES

     The interstate natural gas pipelines segment reported earnings of $59.4 million in the six months ended June 30, 2003 as compared to $57.4 million in 2002. The increase was primarily due to earnings associated with Viking Gas Transmission of $2.9 million in 2003.

     Operating revenues were $185.6 million in the six months ended June 30, 2003 as compared to $166.8 million in 2002. The increase in operating revenues in 2003 over 2002 resulted from Viking Gas Transmission revenues of $14.1 million, a $2.5 million increase in Midwestern Gas Transmission's revenues and a $2.2 million increase in Northern Border Pipeline's revenues. Midwestern Gas Transmission's revenues in 2003 reflect an increase in contracted capacity as compared to the same period in 2002. Northern Border Pipeline's 2002 results were impacted by uncollected revenues associated with the transportation capacity previously held by Enron North America Corp., which filed for Chapter 11 bankruptcy protection in December 2001 (see "Update On The Impact Of Enron's Chapter 11 Filing On The Partnership's Business"). For the six months ended June 30, 2002, the revenues lost on this capacity totaled approximately $1.8 million.

     Operations and maintenance expenses were $28.0 million in the six months ended June 30, 2003 as compared to $17.1 million in 2002. The increase in expenses in 2003 over 2002 resulted from Viking Gas Transmission expenses of $4.9 million, an increase in Northern Border Pipeline's expenses by $4.9 million and an increase in Midwestern Gas Transmission's expenses by $1.1 million. Northern Border Pipeline's expenses increased due primarily to the cost for electricity to power Northern Border Pipeline's electric-driven compressors. Previously, Northern Border Pipeline included in its collection of company-use gas quantities that were equivalent to the cost of electric power. Northern Border Pipeline's and Midwestern Gas Transmission's expenses for 2003 also reflect an increase in employee benefits expenses as compared to 2002.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


     Depreciation and amortization was $32.5 million in the six months ended June 30, 2003 as compared to $30.1 million in 2002. The increase between 2002 and 2003 is primarily due to Viking Gas Transmission.

     Taxes other than income were $16.4 million in the six months ended June 30, 2003 as compared to $13.3 million in 2002. The increase in 2003 from 2002 reflects Viking Gas Transmission expenses of $1.2 million and a $1.8 million increase in Northern Border Pipeline's expense. Northern Border Pipeline's 2002 taxes other than income included a refund of use taxes previously paid on exempt purchases. Both 2003 and 2002 taxes other than income for Northern Border Pipeline also include adjustments to ad valorem taxes. Northern Border Pipeline periodically reviews and adjusts its estimates of ad valorem taxes. Reductions to previous estimates in 2002 exceeded reductions to previous estimates in 2003 by approximately $0.4 million.

     Interest expense, which relates to Northern Border Pipeline's and Viking Gas Transmission's financing activities, was $24.8 million in the six months ended June 30, 2003 as compared to $26.8 million in 2002. Interest expense for Viking Gas Transmission was $1.4 million in 2003. A $3.4 million decrease in Northern Border Pipeline's interest expense was due to a decrease in average interest rates as well as a decrease in average debt outstanding.

     Other expense was $3.1 million in the six months ended June 30, 2003 as compared to other income of $0.8 million in 2002. Income tax expense, which is netted in other income (expense), increased $3.1 million in 2003 over 2002 due to Viking Gas Transmission income taxes of $2.2 million and an increase in Midwestern Gas Transmission's income tax expense. The 2003 amount includes $0.3 million of interest expense on Northern Border Pipeline for refunds required by the order issued by the Federal Energy Regulatory Commission on March 27, 2003 (see Note 3 -- Notes to Consolidated Financial Statements). The 2002 amount included $0.6 million of income primarily related to interest received by Northern Border Pipeline on the refund of use taxes discussed previously.

     Equity earnings from unconsolidated affiliates were $0.9 million in the six months ended June 30, 2003, which represents earnings from the one-third interest in Guardian Pipeline.


NATURAL GAS GATHERING AND PROCESSING

     The natural gas gathering and processing segment reported earnings of $19.2 million in the six months ended June 30, 2003, as compared to $17.5 million in 2002. The increase in earnings was primarily due to increased equity earnings of unconsolidated affiliates.

     Operating revenues were $76.4 million in the six months ended June 30, 2003 as compared to $59.8 million in 2002. The increase in 2003 over 2002 is due to an increase in natural gas and natural gas liquid prices.

     Product purchases were $40.3 million in the six months ended June 30, 2003 as compared to $22.7 million in 2002. The increase in 2003 over 2002 is due to an increase in natural gas and natural gas liquid prices.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


     Operations and maintenance expenses were $20.0 million in the six months ended June 30, 2003 as compared to $18.9 million in 2002. The increase in 2003 over 2002 is primarily due to increased electric utility costs and employee benefit expenses.

     Equity earnings from unconsolidated affiliates were $11.1 million in the six months ended June 30, 2003 as compared to $6.5 million for 2002. The 2003 equity earnings include $2.9 million from a special income allocation related to a retroactive cash distribution for the prior year from the Partnership's preferred A interest in Bighorn. This distribution, determined in accordance with a joint venture agreement, was based on the number of wells connected to the gathering system in the preceding year. If certain targets are not met, the Partnership receives a disproportionate share of cash distributions. The remainder of the increase in equity earnings is primarily due to an increase in gathering volumes for the unconsolidated affiliates.

COAL SLURRY

     The coal slurry pipeline segment reported earnings of $1.3 million in the six months ended June 30, 2003 on revenues of $10.5 million. In the six months ended June 30, 2002, the segment reported earnings of $1.6 million on revenues of $10.7 million. Operations and maintenance expenses were $7.1 million in the six months ended June 30, 2003 as compared to $7.6 million in 2002. The 2002 expenses were impacted by costs associated with unplanned coal slurry discharges. The coal slurry segment earnings for 2003 were reduced by $0.4 million for a cumulative effect of change in accounting principle, which resulted from adopting SFAS No. 143.

OTHER

     Items not attributable to any segment include certain of the Partnership's general and administrative expenses, interest expense on the Partnership's debt and other income and expense items. The general and administrative expenses not allocated to any segment were $3.4 million in the six months ended June 30, 2003 as compared to $3.1 million in 2002. The increase in expense between 2002 and 2003 was primarily due to an increase in tax return processing expenses.


     Interest expense on the Partnership's debt was $15.9 million in the six months ended June 30, 2003 as compared to $15.7 million in 2002. Average debt outstanding has increased between 2002 and 2003 primarily due to the acquisition of Viking Gas Transmission. In May and June 2003, the Partnership repaid $135.0 million of its borrowings using proceeds from the issuance of additional partnership interests and the sale of the Mazeppa and Gladys processing plants.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


LIQUIDITY AND CAPITAL RESOURCES

DEBT AND CREDIT FACILITIES

     The Partnership's debt and credit facilities outstanding at June 30, 2003, are as follows:


                                                   Payments Due by Period
                                                  -------------------------
                                               Current Portion
                                                  (Less Than      Long-Term
                                      Total         1 Year)        Portion
                                   ----------     ----------     ----------
                                           (In Thousands)
Northern Border Pipeline
  1992 Series D Senior Notes,
   average 8.57%, due 2003         $   65,000     $   65,000     $       --
 $175 million Pipeline Credit
  Agreement, average 2.11%,
   due 2005                            90,000             --         90,000
  6.25% Senior Notes due 2007         225,000             --        225,000
  7.75% Senior Notes due 2009         200,000             --        200,000
  7.50% Senior Notes due 2021         250,000             --        250,000
Viking Gas Transmission
 Series A, B, C and D Senior Notes,
  average 7.38%, due 2008 to 2014      38,041          4,760         33,281
Northern Border Partners, L.P.
  8 7/8% Senior Notes due 2010        250,000             --        250,000
  7.10% Senior Notes due 2011         225,000             --        225,000
 $200 million Partnership Credit
  Agreement, average 3.80%,
   due 2004                            26,000         26,000             --
                                   ----------     ----------     ----------
Total                              $1,369,041     $   95,760     $1,273,281
                                   ==========     ==========     ==========



     At June 30, 2003, Northern Border Pipeline had outstanding $65 million of Series D Senior Notes issued in a $250 million private placement under a July 1992 note purchase agreement. The Series D Senior Notes matured in August 2003. Northern Border Pipeline borrowed under the Pipeline Credit Agreement to repay the Series D Senior Notes.

     As discussed in Note 2 -- Notes to Consolidated Financial Statements, the Partnership financed the acquisition of Viking Gas Transmission under its credit agreement. Effective with the closing of the acquisition, the Partnership amended the Partnership Credit Agreement to increase the allowed ratio of consolidated funded debt to adjusted consolidated EBITDA (consolidated net income plus minority interests in net income, consolidated interest expense, income taxes and depreciation and amortization) to no more than 4.75 to 1 through June 30, 2003, at which time the ratio reverted back to 4.5 to 1. At June 30, 2003, the Partnership was in compliance with its debt covenants.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


     Northern Border Pipeline has outstanding interest rate swap agreements with notional amounts totaling $225 million that expire in May 2007. Under the interest rate swap agreements, Northern Border Pipeline makes payments to counterparties at variable rates based on the London Interbank Offered Rate and in return receives payments based on a 6.25% fixed rate. At June 30, 2003, the average effective interest rate on Northern Border Pipeline's interest rate swap agreements was 2.38%.

     The Partnership has outstanding interest rate swap agreements with notional amounts totaling $150 million that expire in March 2011. Under the interest rate swap agreements, the Partnership makes payments to counterparties at variable rates based on the London Interbank Offered Rate and in return receives payments based on a 7.10% fixed rate. At June 30, 2003, the average effective interest rate on the Partnership's interest rate swap agreements was 3.77%.

     In May and June 2003, the Partnership sold 2,587,500 common units. The net proceeds from the sale of common units and the general partners' capital contributions totaled approximately $102.4 million and were primarily used to repay indebtedness outstanding.

     Short-term liquidity needs will be met by the Partnership's operating cash flows and through the Partnership Credit Agreement and the Pipeline Credit Agreement. Long-term capital needs may be met through the Partnership's ability to issue long-term indebtedness as well as additional limited partner interests.

CASH FLOWS FROM OPERATING ACTIVITIES

     Cash flows provided by operating activities were $95.2 million in the six months ended June 30, 2003 as compared to $105.7 million for the comparable period in 2002. The decrease is primarily due to Northern Border Pipeline's refund to its shippers for $10.3 million in 2003 (see Note 3 -- Notes to Consolidated Financial Statements). Operating cash flows were also decreased due to payments made to NBP Services Corp. for administrative services provided prior to 2003 and due to a reduction in prepayments in 2003 that Northern Border Pipeline had required certain shippers make in 2002 for transportation service. Distributions received from unconsolidated affiliates increased $6.5 million to $12.3 million primarily related to the retroactive cash distribution received from Bighorn discussed previously.

CASH FLOWS FROM INVESTING ACTIVITIES

     Cash used in investing activities was $91.5 million in the six months ended June 30, 2003 as compared to $31.0 million in 2002. The increase in 2003 over 2002 primarily relates to the acquisition of Viking Gas Transmission in January partially offset by the sale of the Mazeppa and Gladys processing plants in June.

     The investment in unconsolidated affiliates was $3.1 million in the six months ended June 30, 2003 as compared to $2.4 million in 2002. The 2003 amount primarily represents capital contributions to Guardian Pipeline while the 2002 amount primarily reflects capital contributions to Bighorn.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


     Acquisitions of businesses were $119.1 million in the six months ended June 30, 2003 as compared to $1.2 million in 2002. The 2003 amount represents the net cash paid to acquire Viking Gas Transmission.

     Sale of assets were $40.3 million in the six months ended June 30, 2003, due to the sale of the Gladys and Mazeppa processing plants.

     Capital expenditures were $9.5 million in the six months ended June 30, 2003, which included $3.9 million for the natural gas gathering and processing segment and $4.5 million for the interstate natural gas pipelines segment. For 2002, capital expenditures were $27.5 million, which included $21.9 million for natural gas gathering and processing facilities and $5.2 million for interstate natural gas pipeline facilities.

     Total capital expenditures for 2003 are estimated to be $33 million. Capital expenditures for the interstate natural gas pipelines are estimated to be $19 million, including approximately $13 million for Northern Border Pipeline. Capital expenditures for gas gathering and processing facilities are estimated to be $13 million for 2003. Funds required to meet the capital requirements for 2003 are anticipated to be provided from debt borrowings, issuance of additional limited partnership interests and operating cash flows.

CASH FLOWS FROM FINANCING ACTIVITIES

     Cash flows provided by financing activities were $5.7 million in the six months ended June 30, 2003, as compared to cash used in financing activities of $77.2 million in 2002. Cash distributions to unitholders and general partners in 2003 and 2002 were $75.4 million and $71.6 million, respectively. The increase in 2003 over 2002 is due to an increase in the number of common units outstanding.


     During the six months ended June 30, 2003, the Partnership issued additional partnership interests of $102.4 million, which were primarily used to repay indebtedness outstanding.

     For the six months ended June 30, 2003, borrowings on long-term debt totaled $183.0 million, which were primarily used for the acquisition of Viking Gas Transmission. For the six months ended June 30, 2002, borrowings on long-term debt totaled $361.9 million, which were primarily used to repay previously existing indebtedness and to finance capital expenditures. The 2002 amount included proceeds from the $225 million 6.25% Senior Notes issued by Northern Border Pipeline. Total repayments of debt in the six months ended June 30, 2003 and 2002 were $194.3 million and $343.2 million, respectively.

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

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


OUTLOOK UPDATE

     As of June 30, 2003, approximately 74% of Northern Border Pipeline's capacity was under contract at least through December 31, 2003. As a result of commercial activity during July 2003, essentially all of Northern Border Pipeline's capacity is under contract at least through December 31, 2003 and, assuming no extensions of existing contracts or execution of new contracts, approximately 70% and 59% is under contract at least through December 31, 2004 and 2005, respectively.

     On July 15, 2003, Northern Border Pipeline announced that Cargill, Incorporated had finalized the assignment of all of the firm capacity formerly held by Mirant Americas Energy Marketing, LP. This represents approximately 10% of Northern Border Pipeline's contracted firm capacity and extends for terms into 2006 and 2008. Additionally, Cargill assumed the management services of Pan-Alberta Gas, Ltd., previously performed by Mirant.

     The Bureau of Land Management ("BLM") on April 30, 2003, recorded a Record of Decision for the Wyoming Environmental Impact Statement for the Powder River Basin Oil and Gas Project. This Record of Decision opens up drilling on federal lands for up to 55,000 wells in the Powder River Basin. The decision is not expected to have a material effect on the Partnership's 2003 operating results because of the delay between permitting, when the wells are drilled and when gas is expected to flow from these wells. In addition, a number of lawsuits have been filed challenging the Record of Decision. While it is anticipated that the BLM will process permits in accordance with the Record of Decision, the Partnership cannot predict the timing of such issuances or if any of these lawsuits will be successful in temporarily or permanently enjoining the implementation of the Environmental Impact Statement.

      The Partnership adopted SFAS No. 142 effective January 1, 2002 and has established the fourth quarter for the performance of its annual impairment testing. Due to lower throughput volumes experienced and anticipated in its wholly-owned subsidiaries in its Natural Gas Gathering and Processing business segment, the Partnership has accelerated its annual impairment test from the fourth quarter to the third quarter of 2003. If an impairment is justified as a result of the analysis, the Partnership anticipates it will record the non-cash charge in the third quarter. While the Partnership cannot predict at this time if an actual impairment charge will be recognized, the Partnership's balance sheet includes goodwill of approximately $219 million related to this business segment at June 30, 2003. If the Partnership records an impairment charge, the Partnership may need to seek a waiver of certain financial covenants in its credit facility.

UPDATE ON THE IMPACT OF ENRON'S CHAPTER 11 FILING ON THE PARTNERSHIP'S BUSINESS

     As more fully discussed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002, on December 2, 2001, Enron Corp. and certain of its wholly-owned subsidiaries filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code.

     Northern Plains Natural Gas Company and Pan Border Gas Company, subsidiaries of Enron, are two of the general partners of the Partnership. Also, NBP Services Corporation, a subsidiary of Enron, provides administrative and operating services to the Partnership and its subsidiaries.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


     On June 25, 2003, Enron announced the organization of CrossCountry Energy Corp., a newly formed holding company that will hold, among other things, Enron's ownership interests in Northern Plains, Pan Border and NBP Services. Enron also announced it had filed a motion with the U.S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") to approve the proposed transfer of those ownership interests to CrossCountry.

     On July 11, 2003, Enron announced that Enron and its debtor-in-possession subsidiaries (collectively with Enron, the "Debtors") filed their proposed joint Chapter 11 plan (the "Plan") and related disclosure statement (the "Disclosure Statement") with the Bankruptcy Court. Under the Plan, it is anticipated that if CrossCountry is not sold to a third party, as permitted by the Plan, its shares would be distributed directly or indirectly to creditors of the Debtors. At this time, the Partnership is unable to predict the outcome of the Bankruptcy Court's ruling on Enron's motion or whether Enron's Plan will be approved.

UPDATE TO POTENTIAL PUBLIC UTILITY HOLDING COMPANY ACT ("PUHCA") REGULATION

     Further to the discussion and disclosure of potential impacts to the Partnership provided in the quarterly report on Form 10-Q for the period ended March 31, 2003, on June 11, 2003, the SEC granted Enron's petition for review of the Initial Decision by the administrative law judge which denied Enron's application for exemption under PUHCA and set a briefing schedule that, at present, would be completed by September 3, 2003. The Initial Decision is stayed pending the resolution of the SEC's further review.

     If Enron's exemption application is denied by the SEC, the Partnership cannot estimate the amount of time that the SEC will provide for Enron to register as a holding company under PUHCA at which time Enron and its holding company system would become subject to PUHCA. The Partnership intends to seek orders from the SEC that, if granted, would minimize the impacts previously described of PUHCA on its operations. The Partnership also may seek exemptions for its operations from regulation under PUHCA. Similar orders and exemptions have been granted by the SEC to other operating subsidiaries of holding companies under PUHCA. No assurance can be given that the Partnership will be successful in obtaining all the orders or exemptions that it intends to seek or that its operations will not be subject to the full regulatory impact of PUHCA.

UPDATE ON ENRON GAS PIPELINE EMPLOYEE BENEFIT TRUST ("TRUST")

     Further to the discussion and disclosure in the annual report on Form 10-K for the year ended December 31, 2002, on July 22, 2003, Enron filed a motion with the bankruptcy court requesting authority to terminate the Trust and to apportion the Trust's assets among certain identified pipeline companies, one being Northern Plains. In the motion, it states that, as of June 30, 2002, the asset/liability allocation percentage for Northern Plains was 2.7% with a liability allocation of $1.89 million and asset allocation of $846,000. If approved as filed, the assets of the Trust will be transferred to one or more qualifying trusts maintained for the benefit of the pipeline company retirees in accordance with the Enron Corp. Medical Plan for Inactive Participants.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONCLUDED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     The statements in this Quarterly Report that are not historical information are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results of the Partnership's operations may differ materially from those expressed in these forward-looking statements. Such forward-looking statements include the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" regarding the Partnership's estimated capital expenditures in 2003. Although the Partnership believes that its expectations regarding future events are based on reasonable assumptions within the bounds of its knowledge of its business, it can give no assurance that its goals will be achieved or that its expectations regarding future developments will be realized. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the December 2, 2001 filing by Enron of a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code, the PUHCA proceeding relating to Enron's exemption and the Partnership's ability to obtain orders or exemptions from the SEC related to PUHCA regulation, industry results, future demand for natural gas, availability of supplies of Canadian natural gas, rate of development of gas fields near the Partnership's natural gas gathering systems, political and regulatory developments that impact FERC proceedings involving the interstate natural gas pipelines, the interstate natural gas pipelines' success in sustaining their positions in such proceedings or the success of intervenors in opposing their positions, competitive developments by Canadian and U.S. natural gas transmission peers, political and regulatory developments in Canada, and conditions of the capital markets and equity markets.

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

                  PART I. FINANCIAL INFORMATION - (CONCLUDED)

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.


     31.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.


     1) Northern Border Partners, L.P. filed a Current Report on Form 8-K, dated April 17, 2003, discussing the potential effect of the Public Utility Holding Company Act.

     2) Northern Border Partner, L.P. filed a Current Report on Form 8-K, dated April 22, 2003, including a copy of a press release announcing Northern Border Partners, L.P. earnings for the first quarter of 2003. The information was furnished under Item 9 of the Form.

     3) Northern Border Partner, L.P. filed a Current Report on Form 8-K, dated April 22, 2003, discussing expectations for total volume growth in the Partnership's Powder River Basin gathering system. The information was furnished under Item 9 of the Form.

     4) Northern Border Partners, L.P. filed a Current Report on Form 8-K, dated May 19, 2003, including a copy of Northern Border Partners, L.P. press release announcing a public offering of 2,250,000 units representing limited partner interests, with an overallotment option of 337,500 units. The information was furnished under Item 9 of the Form.

     5) Northern Border Partners, L.P. filed a Current Report on Form 8-K, dated May 20, 2003, including a copy of Northern Border Partners, L.P. press release announcing a public offering of 2,250,000 units representing limited partner interests, with an overallotment option of 337,500 units and filing the underwriting agreement and opinion of Andrews & Kurth L.L.P. as exhibits. The information was furnished under Item 9 of the Form.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               NORTHERN BORDER PARTNERS, L.P.
                                               (A Delaware Limited Partnership)

Date: August 14, 2003                          By:/s/ Jerry L. Peters
                                                  ------------------------------
                                                  Jerry L. Peters
                                                  Chief Financial and Accounting
                                                  Officer

                               INDEX TO EXHIBITS


     31.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.