Form 10-Q
period 2003-09-30
NORTHERN BORDER PARTNERS LP
filed 2003-11-13
CIK 909281

                      UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2003



                         Commission File Number 1-12202

                         NORTHERN BORDER PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)


                Delaware                              93-1120873
     -------------------------------        -------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification
     incorporation or organization)                     Number)



            13710 FNB Parkway
             Omaha, Nebraska                          68154-5200
     -------------------------------        -------------------------------
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




                                     1 OF 32

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                         Page No.
                                                                                         --------
PART I. FINANCIAL INFORMATION

      ITEM 1. Financial Statements

              Consolidated Statement of Income -
                  Three Months Ended September 30, 2003 and 2002
                  and Nine Months Ended September 30, 2003 and 2002                           3
              Consolidated Statement of Comprehensive Income -
                  Three Months Ended September 30, 2003 and 2002
                  and Nine Months Ended September 30, 2003 and 2002                           3
              Consolidated Balance Sheet - September 30, 2003
                  and December 31, 2002                                                       4
              Consolidated Statement of Cash Flows -
                  Nine Months Ended September 30, 2003 and 2002                               5
              Consolidated Statement of Changes in Partners'
                  Equity - Nine Months Ended September 30, 2003                               6
              Notes to Consolidated Financial Statements                                      7

      ITEM 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                              15

      ITEM 3. Quantitative and Qualitative Disclosures About
                  Market Risk                                                                30

      ITEM 4. Controls and Procedures                                                        30

PART II. OTHER INFORMATION

      ITEM 5. Other Information                                                              31

      ITEM 6. Exhibits and Reports on Form 8-K                                               31

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                   SEPTEMBER 30,                  SEPTEMBER 30,
                                             --------------------------     --------------------------
                                                2003            2002           2003            2002
                                             ----------      ----------     ----------      ----------

OPERATING REVENUES                           $  138,008      $  123,878     $  410,545      $  361,161
                                             ----------      ----------     ----------      ----------

OPERATING EXPENSES
   Product purchases                             20,409          12,160         60,740          34,878
   Operations and maintenance                    30,682          24,526         89,115          71,289
   Depreciation and amortization,
      including impairment charges
      of $219,080 in 2003                       239,049          18,615        278,586          55,178
   Taxes other than income                        8,632           8,662         26,927          23,367
                                             ----------      ----------     ----------      ----------

      Operating expenses                        298,772          63,963        455,368         184,712
                                             ----------      ----------     ----------      ----------

OPERATING INCOME (LOSS)                        (160,764)         59,915        (44,823)        176,449
                                             ----------      ----------     ----------      ----------

INTEREST EXPENSE                                 19,221          20,704         60,229          63,651
                                             ----------      ----------     ----------      ----------

OTHER INCOME (EXPENSE)
   Equity earnings in
     unconsolidated affiliates                    4,487           3,670         16,519          10,194
   Other income (expense)                         3,087             114           (552)            455
                                             ----------      ----------     ----------      ----------

      Total other income                          7,574           3,784         15,967          10,649
                                             ----------      ----------     ----------      ----------

MINORITY INTERESTS IN NET INCOME                 11,159          11,759         33,464          34,612
                                             ----------      ----------     ----------      ----------

INCOME (LOSS) FROM CONTINUING
   OPERATIONS                                  (183,570)         31,236       (122,549)         88,835

DISCONTINUED OPERATIONS                            (109)            414          4,258             890

CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE, NET OF TAX                  --              --           (643)             --
                                             ----------      ----------     ----------      ----------

NET INCOME (LOSS) TO PARTNERS                $ (183,679)     $   31,650     $ (118,934)     $   89,725
                                             ==========      ==========     ==========      ==========

PER UNIT INCOME (LOSS) FROM
   CONTINUING OPERATIONS                     $    (3.92)     $     0.66     $    (2.79)     $     1.93
                                             ==========      ==========     ==========      ==========

PER UNIT NET INCOME (LOSS)                   $    (3.92)     $     0.67     $    (2.72)     $     1.95
                                             ==========      ==========     ==========      ==========

NUMBER OF UNITS USED IN COMPUTATION              46,397          43,782         45,027          42,343
                                             ==========      ==========     ==========      ==========

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                                   SEPTEMBER 30,                   SEPTEMBER 30,
                                             --------------------------      --------------------------
                                                2003            2002            2003            2002
                                             ----------      ----------      ----------      ----------
Net income (loss) to partners                $ (183,679)     $   31,650      $ (118,934)     $   89,725
Other comprehensive income:
   Change associated with current
     period hedging transactions                  3,214          (4,051)         (2,011)         (8,982)
   Change associated with
      current period foreign
      currency translation                         (146)         (2,223)          1,654             172
                                             ----------      ----------      ----------      ----------

Total comprehensive income (loss)            $ (180,611)     $   25,376      $ (119,291)     $   80,915
                                             ==========      ==========      ==========      ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                       SEPTEMBER 30,    DECEMBER 31,
ASSETS                                                     2003             2002
------                                                 ------------     ------------

CURRENT ASSETS
   Cash and cash equivalents                           $     28,634     $     34,689
   Accounts receivable                                       55,114           55,428
   Materials and supplies, at cost                            7,734            5,252
   Prepaid expenses and other                                11,082            9,477
                                                       ------------     ------------

      Total current assets                                  102,564          104,846
                                                       ------------     ------------

PROPERTY, PLANT AND EQUIPMENT
   Property, plant and equipment                          2,885,755        2,869,371
   Less: Accumulated provision for
      depreciation and amortization                         899,353          854,091
                                                       ------------     ------------

      Property, plant and equipment, net                  1,986,402        2,015,280
                                                       ------------     ------------

INVESTMENTS AND OTHER ASSETS
   Investment in unconsolidated affiliates                  275,108          244,515
   Goodwill                                                 152,782          295,848
   Derivative financial instruments                          24,955           36,885
   Other                                                     30,564           28,121
                                                       ------------     ------------

      Total investments and other assets                    483,409          605,369
                                                       ------------     ------------

      Total assets                                     $  2,572,375     $  2,725,495
                                                       ============     ============

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

CURRENT LIABILITIES
   Current maturities of long-term debt                $     32,683     $     67,765
   Accounts payable                                          41,592           56,511
   Accrued taxes other than income                           33,824           31,108
   Accrued interest                                          18,203           16,742
   Derivative financial instruments                           4,425            4,095
                                                       ------------     ------------

      Total current liabilities                             130,727          176,221
                                                       ------------     ------------

LONG-TERM DEBT, NET OF CURRENT MATURITIES                 1,365,577        1,335,978
                                                       ------------     ------------

MINORITY INTERESTS IN PARTNERS' EQUITY                      242,138          242,931
                                                       ------------     ------------

RESERVES AND DEFERRED CREDITS                                22,048           26,330
                                                       ------------     ------------

COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY
   Partners' capital                                        804,728          936,521
   Accumulated other comprehensive income                     7,157            7,514
                                                       ------------     ------------

      Total partners' equity                                811,885          944,035
                                                       ------------     ------------

      Total liabilities and partners' equity           $  2,572,375     $  2,725,495
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

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                       ------------------------------
                                                                           2003              2002
                                                                       ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) to partners                                       $   (118,934)     $     89,725
                                                                       ------------      ------------
   Adjustments to reconcile net income (loss) to partners
    to net cash provided by operating activities:
      Depreciation and amortization, including impairment
        charges of $219,080 in 2003                                         279,544            56,343
      Minority interests in net income                                       33,464            34,612
      Reserves and deferred credits                                          (8,330)             (539)
      Cumulative effect of change in accounting principle                       643                --
      Equity earnings in unconsolidated affiliates                          (16,519)          (10,194)
      Distributions received from unconsolidated affiliates                  16,025             8,688
      Changes in components of working capital,
        net of the effect of the acquired businesses                         (9,180)            2,973
      Non-cash gains from risk management activities                           (254)           (3,639)
      Gain on sale of gathering and processing assets                        (4,872)               --
      Other                                                                  (2,335)            1,230
                                                                       ------------      ------------

           Total adjustments                                                288,186            89,474
                                                                       ------------      ------------

      Net cash provided by operating activities                             169,252           179,199
                                                                       ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in unconsolidated affiliates                                   (3,510)           (2,551)
   Acquisitions of businesses                                              (119,331)           (1,154)
   Sale of gathering and processing assets                                   40,250                --
   Capital expenditures for property, plant
      and equipment                                                         (14,971)          (39,892)
                                                                       ------------      ------------

      Net cash used in investing activities                                 (97,562)          (43,597)
                                                                       ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions to Unitholders and
      General Partners                                                     (115,267)         (109,279)
   Distributions to Minority Interests                                      (33,907)          (36,674)
   Issuance of partnership interests, net                                   102,408            75,416
   Issuance of long-term debt                                               270,000           467,894
   Retirement of long-term debt                                            (313,229)         (514,874)
   Proceeds upon termination of derivatives                                  12,250             2,351
   Long-term debt financing costs                                                --            (2,778)
                                                                       ------------      ------------

      Net cash used in financing activities                                 (77,745)         (117,944)
                                                                       ------------      ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                      (6,055)           17,658

Cash and cash equivalents-beginning of period                                34,689            16,755
                                                                       ------------      ------------

Cash and cash equivalents-end of period                                $     28,634      $     34,413
                                                                       ============      ============

Supplemental Disclosures of Cash Flow Information:
   Cash paid for:
      Interest (net of amount capitalized)                             $     61,921      $     62,907
                                                                       ============      ============

Changes in components of working capital:
      Accounts receivable                                              $        967      $     (1,840)
      Materials and supplies, prepaid expenses and other                     (1,114)           (2,529)
      Accounts payable                                                      (11,047)            5,366
      Accrued taxes other than income                                           553               487
      Accrued interest                                                        1,461             1,489
                                                                       ------------      ------------

        Total                                                          $     (9,180)     $      2,973
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

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     ACCUMULATED
                                                                                        OTHER             TOTAL
                                                    GENERAL           COMMON        COMPREHENSIVE        PARTNERS'
                                                   PARTNERS           UNITS             INCOME            EQUITY
                                                 ------------      ------------     -------------      ------------

Balance at December 31, 2002                     $     18,730      $    917,791      $      7,514      $    944,035

Net income (loss) to partners                           3,369          (122,303)               --          (118,934)

Change associated with current
  period hedging transactions                              --                --            (2,011)           (2,011)

Change associated with current
  period foreign currency translation                      --                --             1,654             1,654

Issuance of partnership
  interests, net                                        2,048           100,360                --           102,408

Distributions to partners                              (8,053)         (107,214)               --          (115,267)
                                                 ------------      ------------      ------------      ------------

Balance at September 30, 2003                    $     16,094      $    788,634      $      7,157      $    811,885
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

      The Partnership owns a 70% general partner interest in Northern Border Pipeline Company. Crestone Energy Ventures, L.L.C.; Bear Paw Energy, LLC; Border Midstream Services, Ltd.; Midwestern Gas Transmission Company; Viking Gas Transmission Company; and Black Mesa Pipeline, Inc. are wholly-owned subsidiaries of the Partnership. The Partnership also owns a 49% common membership interest and a 100% preferred A share interest in Bighorn Gas Gathering, L.L.C.; a 33% interest in Fort Union Gas Gathering, L.L.C.; a 35% interest in Lost Creek Gathering, L.L.C.; a 36% interest in the Gregg Lake/Obed Pipeline; and a 33% interest in Guardian Pipeline, L.L.C.

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

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      The following is a summary of the effects of the acquisition on the Partnership's consolidated financial position (amounts in thousands):

         Current assets                                         $    8,853
         Property, plant and equipment                             126,591
         Investment in unconsolidated affiliates                    27,600
         Other assets                                                2,487
         Current liabilities                                        (5,660)
         Long-term debt, including current maturities              (40,025)
         Other liabilities                                            (515)
                                                                ----------

                  Net cash paid                                 $  119,331
                                                                ==========

      If the Viking Gas Transmission acquisition made in 2003 had occurred at the beginning of 2002, the Partnership's consolidated operating revenues, net income to partners and per unit net income would have been $132 million, $32 million and $0.68 per unit, respectively, for the three months ended September 30, 2002. For the nine months ended September 30, 2002, the Partnership's consolidated operating revenues, net income to partners and per unit net income would have been $384 million, $92 million and $1.99 per unit, respectively. These unaudited pro forma results are for illustrative purposes only and are not necessarily indicative of the operating results that would have occurred had the business acquisitions been consummated at that date, nor are they necessarily indicative of future operating results.

      The Partnership financed the acquisition under its credit agreement. Effective with the closing of the Viking Gas Transmission acquisition, the Partnership amended its credit agreement to increase the allowed ratio of consolidated funded debt to adjusted consolidated EBITDA (consolidated net income plus minority interests in net income, consolidated interest expense, income taxes and depreciation and amortization) to no more than 4.75 to 1 through June 30, 2003, at which time the ratio reverted back to 4.5 to 1. As part of the acquisition, the Partnership agreed to guarantee its ownership share of Guardian Pipeline's indebtedness. The amount of the guarantee was $60 million. Pursuant to the terms of Guardian Pipeline's debt agreements, the guarantee is removed upon Guardian Pipeline meeting certain conditions, which occurred in the second quarter of 2003.

3.    GOODWILL AND ASSET IMPAIRMENT

      Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets" requires an entity to allocate goodwill among its reporting segments and perform annual impairment tests by applying a fair-value-based analysis on the goodwill in each reporting segment. The Partnership has selected the fourth quarter to perform its annual impairment testing. If testing indicates an impairment of goodwill exists in a reporting segment, the entity must analyze the carrying value of the tangible assets in that segment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Due to lower throughput volumes experienced and anticipated in its wholly owned subsidiaries in its natural gas gathering and processing business segment, the Partnership accelerated its annual impairment test from the fourth quarter to the third quarter of 2003 for this segment.

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Partnership engaged the services of an outside consultant to assist in the determination of fair value, as defined by SFAS No. 142, for purposes of computing the amount of the goodwill impairment. Upon the determination of the existence of a goodwill impairment, the Partnership further analyzed the carrying value of the tangible assets in its wholly owned subsidiaries in its natural gas gathering and processing business segment to determine the impairment attributed to the tangible assets in the Powder River Basin. The Partnership recorded total impairment charges of $219.1 million in the third quarter of 2003. This was comprised of $76.0 million related to the tangible assets in the Powder River Basin and $143.1 million for the goodwill related to the natural gas gathering and processing business segment. As a result of the impairment charges, the Partnership amended its credit facility for certain definitions related to a financial covenant. Beginning October 1, 2003, the estimated depreciable life of the Partnership's assets in the Powder River Basin was reduced to 15 years.

      Changes in the carrying amount of goodwill for the nine months ended September 30, 2003, are summarized as follows:

                                                       Natural
                                     Interstate     Gas Gathering
                                    Natural Gas          and               Coal
         (In thousands)              Pipelines        Processing          Slurry         Total (a)
         --------------             ------------    -------------      ------------     ------------
         Balance at
           December 31, 2002        $     68,872     $    398,633      $      8,378     $    475,883
         Goodwill acquired                 1,527               --                --            1,527
         Impairment losses                    --         (143,066)               --         (143,066)
                                    ------------     ------------      ------------     ------------
         Balance at
           September 30, 2003       $     70,399     $    255,567      $      8,378     $    334,344
                                    ============     ============      ============     ============

(a) Total goodwill includes $181.6 million recorded in the Partnership's investment in unconsolidated affiliates, of which $1.5 million is included in the interstate natural gas pipeline business segment and $180.1 million in included in the natural gas gathering and processing business segment.

4.    RATES AND REGULATORY ISSUES

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

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

      The Partnership uses financial instruments in the management of its interest rate and commodity price exposure. A control environment has been established which includes policies and procedures for risk assessment and the approval, reporting and monitoring of financial instrument activities.

      The Partnership records in accumulated other comprehensive income amounts related to terminated interest rate swap agreements for cash flow hedges with such amounts amortized to interest expense over the term of the hedged debt. During the three months and nine months ended September 30, 2003, the Partnership amortized approximately $0.6 million and $1.7 million, respectively, related to the terminated interest rate swap agreements, as a reduction to interest expense from accumulated other comprehensive income and expects to amortize $0.6 million in the fourth quarter of 2003.

      Northern Border Pipeline has outstanding interest rate swap agreements with notional amounts totaling $225 million that expire in May 2007. Under the interest rate swap agreements, Northern Border Pipeline makes payments to counterparties at variable rates based on the London Interbank Offered Rate and in return receives payments based on a 6.25% fixed rate. At September 30, 2003, the average effective interest rate on Northern Border Pipeline's interest rate swap agreements was 2.38%.

      The Partnership has outstanding interest rate swap agreements with notional amounts totaling $150 million that expire in March 2011. Under the interest rate swap agreements, the Partnership makes payments to counterparties at variable rates based on the London Interbank Offered Rate and in return receives payments based on a 7.10% fixed rate. At September 30, 2003, the average effective interest rate on the Partnership's interest rate swap agreements was 3.72%.

      Both the Partnership's and Northern Border Pipeline's interest rate swap agreements have been designated as fair value hedges as they were entered into to hedge the fluctuations in the market value of the senior notes issued by the Partnership in 2001 and by Northern Border Pipeline in 2002. The accompanying consolidated balance sheet at September 30, 2003, reflects a non-cash gain of approximately $25.0 million in derivative financial instruments with a corresponding increase in long-term debt.

      In March 2003, the Partnership terminated one of its interest rate swaps with a notional amount of $75 million that had been previously designated as a fair value hedge and received $12.3 million. The Partnership records in long-term debt amounts received or paid related to terminated or amended interest rate swap agreements for fair value hedges with such amounts amortized to interest expense over the remaining life of the interest rate swap agreement. During the three months and nine months ended September 30, 2003, the Partnership amortized approximately $0.9 million and $2.5 million, respectively, as a reduction to interest expense. The Partnership expects to amortize approximately $0.9 million in the fourth quarter of 2003 for these agreements.

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Bear Paw Energy periodically enters into commodity derivatives contracts and fixed-price physical contracts. Bear Paw Energy primarily utilizes price swaps and collars, which have been designated as cash flow hedges, to hedge its exposure to gas and natural gas liquid price volatility. During the three months and nine months ended September 30, 2003, Bear Paw Energy recognized losses in operating revenues of $2.0 million and $6.6 million, respectively, from the settlement of derivative contracts. At September 30, 2003, Bear Paw Energy reflected a non-cash loss of approximately $4.4 million in derivative financial instruments with a corresponding reduction of $4.3 million in accumulated other comprehensive income. Operating revenues were reduced by $0.1 million, which represents the ineffective portion of the cash flow hedges. For the fourth quarter in 2003, if prices remain at current levels, Bear Paw Energy expects to reclassify approximately $1.8 million from accumulated other comprehensive income as a reduction to operating revenues. However, this reduction would be offset with increased operating revenues due to the higher prices assumed.

6.    BUSINESS SEGMENT INFORMATION

      The Partnership's reportable segments are strategic business units that offer different services. Following are selected financial information for the Partnership's business segments:

                                      Interstate         Natural
                                        Natural            Gas
                                          Gas           Gathering
                                       Pipelines           and               Coal
         (In thousands)                    (a)          Processing          Slurry         Other (b)           Total
         --------------               ------------     ------------      ------------     ------------      ------------

         THREE MONTHS ENDED
           SEPTEMBER 30, 2003
         Revenues from
           external customers         $     93,465     $     39,033      $      5,510     $         --      $    138,008
         Operating income (loss)            52,911         (214,210)            1,813           (1,278)         (160,764)

         THREE MONTHS ENDED
           SEPTEMBER 30, 2002
         Revenues from
           external customers         $     86,242     $     32,167      $      5,469     $         --      $    123,878
         Operating income (loss)            54,065            5,882             1,031           (1,063)           59,915

         NINE MONTHS ENDED
           SEPTEMBER 30, 2003
         Revenues from
           external customers         $    279,073     $    115,442      $     16,030     $         --      $    410,545
         Operating income (loss)           161,604         (205,787)            4,079           (4,719)          (44,823)

         NINE MONTHS ENDED
           SEPTEMBER 30, 2002
         Revenues from
           external customers         $    253,058     $     91,973      $     16,130     $         --      $    361,161
         Operating income (loss)           160,342           17,250             3,069           (4,212)          176,449

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   Total assets by segment are as follows:

                                                      September 30,    December 31,
         (In thousands)                                   2003             2002
         --------------                               ------------     ------------

         Interstate Natural Gas Pipelines (a)         $  1,969,129     $  1,853,796
         Natural Gas Gathering and Processing              566,597          823,917
         Coal Slurry                                        21,942           20,423
         Other (b)                                          14,707           27,359
                                                      ------------     ------------

         Total Assets                                 $  2,572,375     $  2,725,495
                                                      ============     ============

(a) Interstate natural gas pipeline operating results for 2003 include results of Viking Gas Transmission, which was acquired by the Partnership effective January 17, 2003.

(b)   Includes other items not allocable to segments.

7.    NET INCOME (LOSS) PER UNIT

      Net income (loss) per unit is computed by dividing net income (loss), after deduction of the general partners' allocation, by the weighted average number of common units outstanding. The general partners' allocation is equal to an amount based upon their collective 2% general partner interest adjusted for incentive distributions. The distribution to partners amount shown on the accompanying consolidated statement of changes in partners' equity includes incentive distributions to the general partners of approximately $5.7 million.

      On October 21, 2003, the Partnership declared a cash distribution of $0.80 per unit ($3.20 per unit on an annualized basis) for the quarter ended September 30, 2003. The distribution is payable November 14, 2003, to unitholders of record at October 31, 2003.

8.    PARTNERS' CAPITAL

      In May and June 2003, the Partnership sold 2,587,500 common units. The net proceeds from the sale of common units and the general partners' capital contributions totaled approximately $102.4 million and were primarily used to repay indebtedness outstanding.

9.    CONTINGENCIES

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

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.   DISCONTINUED OPERATIONS

      In June 2003, the Partnership sold its Gladys and Mazeppa processing plants and related gas gathering facilities located in Alberta, Canada for approximately $40.3 million. Operating revenues, operating expenses and other income and expense for 2002 have been reclassified for amounts related to the discontinued operations. Operating revenues for the nine months ended September 30, 2003, were $4.8 million. For the three and nine months ended September 30, 2002, operating revenues were $2.0 million and $6.0 million, respectively. Discontinued operations on the accompanying consolidated statement of income consists of the following:

                                               Three months ended             Nine months ended
                                                 September 30,                  September 30,
                                           --------------------------     --------------------------
     (in thousands)                           2003            2002           2003            2002
     --------------                        ----------      ----------     ----------      ----------
     Operating income (loss)               $     (109)     $      414     $     (614)     $      890
     Gain on sale of assets                        --              --          4,872              --
                                           ----------      ----------     ----------      ----------
       Income (loss) from
         discontinued operations           $     (109)     $      414     $    4,258      $      890
                                           ==========      ==========     ==========      ==========

11.   ACCOUNTING PRONOUNCEMENTS

      In 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if the liability can be reasonably estimated. When the liability is initially recorded, the carrying amount of the related asset is increased by the same amount. Over time, the liability is accreted to its future value and the accretion is recorded to expense. The initial adjustment to the asset is depreciated over its useful life. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. In some instances, the Partnership's subsidiaries are obligated by contractual terms or regulatory requirements to remove facilities or perform other remediation upon retirement. The Partnership has, where possible, developed its estimate of the retirement obligations. Effective January 1, 2003, the Partnership adopted SFAS No. 143. The implementation of SFAS No. 143 resulted in an increase in net property, plant and equipment of $2.5 million, an increase in reserves and deferred credits of $3.1 million and a reduction to net income of $0.6 million for a net-of-tax cumulative effect of change in accounting principle. The impact of SFAS No. 143 on prior periods' results of operations is immaterial. A reconciliation of the beginning and ending aggregate carrying amount of the Partnership's asset retirement obligations for the nine months ended September 30, 2003, is as follows (in thousands):

     Balance at December 31, 2002                           $       --
     Cumulative effect of transition adjustment                  3,496
     Accretion expense                                             134
     Liabilities transferred with asset sales                   (2,016)
                                                            ----------
     Balance at September 30, 2003                          $    1,614
                                                            ==========

                   ITEM 1. FINANCIAL STATEMENTS - (CONCLUDED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 did not have a material impact on the Partnership's financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. SFAS No. 150 did not have a material impact on the Partnership's financial position or results of operations.

      In January 2003, the FASB issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable interest entities ("VIE"). FIN No. 46 is effective no later than the beginning of the first interim or annual reporting period that starts after June 15, 2003. In October 2003, the FASB deferred the latest date by which all public entities must apply FIN No. 46, to the first reporting period ending after December 15, 2003. This broader deferral applies to all VIEs and potential VIEs that existed prior to February 1, 2003. The requirements of FIN No. 46 applied immediately to VIEs created after January 31, 2003. The Partnership does not expect FIN No. 46 to have a material impact on its financial position or results of operations.

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

      The interstate natural gas pipelines' accounting policies conform to Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, certain assets that result from the regulated ratemaking process are recorded that would not be recorded under accounting principles generally accepted in the United States of America for nonregulated entities. The Partnership continually assesses whether the future recovery of the regulatory assets is probable by considering such factors as regulatory changes and the impact of competition. If future recovery ceases to be probable, the Partnership would be required to write-off the regulatory assets at that time. At September 30, 2003, the Partnership has recorded regulatory assets of $10.5 million, which are being recovered from the pipelines' shippers over varying periods of time.

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

      As discussed in Note 11, Notes to Consolidated Financial Statements, effective January 1, 2003, the Partnership adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if the liability can be reasonably estimated. The Partnership has, where possible, developed its estimate of the retirement obligations. The implementation of SFAS No. 143 resulted in an increase in net property, plant and equipment of $2.5 million, an increase in reserves and deferred credits of $3.1 million and a reduction to net income of $0.6 million for a net-of-tax cumulative effect of change in accounting principle.

      The Partnership's accounting for financial instruments follows SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. At September 30, 2003, the consolidated balance sheet included assets from derivative financial instruments of $25.0 million and liabilities from derivative financial instruments of $4.4 million.

      Effective January 1, 2002, the Partnership adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Except as discussed below, the Partnership has selected the fourth quarter for the performance of its annual impairment testing. The Partnership analyzes the carrying value of its tangible assets under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

RESULTS OF OPERATIONS

      The Partnership owns a 70% general partner interest in Northern Border Pipeline Company. Crestone Energy Ventures, L.L.C.; Bear Paw Energy, LLC; Border Midstream Services, Ltd.; Midwestern Gas Transmission Company; Viking Gas Transmission Company; and Black Mesa Pipeline, Inc. are wholly-owned subsidiaries of the Partnership. The Partnership also owns a 49% common membership interest and a 100% preferred A share interest in Bighorn Gas Gathering, L.L.C.; a 33% interest in Fort Union Gas Gathering, L.L.C.; a 35% interest in Lost Creek Gathering, L.L.C.; a 36% interest in the Gregg Lake/Obed Pipeline; and a 33% interest in Guardian Pipeline, L.L.C. Effective January 17, 2003, the Partnership acquired all of the common stock of Viking Gas Transmission, including a one-third interest in Guardian Pipeline. See Note 2 - Notes to Consolidated Financial Statements. In June 2003, the Partnership sold its Gladys and Mazeppa processing plants located in Alberta, Canada. The operating results for these plants are classified as discontinued operations. See Note 10 - Notes to Consolidated Financial Statements. Due to lower throughput volumes experienced and anticipated in its wholly owned subsidiaries in its natural gas gathering and processing business segment, the Partnership accelerated its annual impairment test from the fourth quarter to the third quarter of 2003. See Note 3 - Notes to Consolidated Financial Statements.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


THIRD QUARTER 2003 COMPARED WITH THIRD QUARTER 2002

      The Partnership's loss from continuing operations was $(183.6) million in the third quarter of 2003 or $(3.92) per unit as compared to income from continuing operations of $31.2 million in 2002 or $0.66 per unit. The loss in 2003 is a result of impairment charges totaling $219.1 million for the Partnership's natural gas gathering and processing business segment. See Note 3
- Notes to Consolidated Financial Statements. Excluding the impairment charges, income from continuing operations increased $4.3 million in 2003 as compared to 2002. The third quarter 2003 results include a $3.3 million payment received for a change in ownership of the other partner in Bighorn Gas Gathering and higher income from the interstate natural gas pipeline segment due to the acquisition of Viking Gas Transmission.

INTERSTATE NATURAL GAS PIPELINES

      The interstate natural gas pipelines segment reported income of $30.1 million in the third quarter of 2003 as compared to $29.5 million in the third quarter of 2002. The increase was primarily due to income associated with Viking Gas Transmission of $1.4 million in 2003.

      Operating revenues were $93.5 million in the third quarter of 2003 as compared to $86.3 million in 2002. The increase in operating revenues in 2003 over 2002 is primarily due to Viking Gas Transmission.

      Operations and maintenance expenses were $15.6 million in the third quarter of 2003 as compared to $9.2 million in 2002. The increase in expenses in 2003 over 2002 result from Viking Gas Transmission expenses of $2.7 million, an increase in Northern Border Pipeline's expenses by $3.5 million and an increase in Midwestern Gas Transmission's expenses by $0.2 million. Northern Border Pipeline's expenses increased due primarily to the cost for electricity to power Northern Border Pipeline's electric-driven compressors. Previously, Northern Border Pipeline included in its collection of company-use gas quantities that were equivalent to the cost of electric power. Northern Border Pipeline's expenses for 2003 also reflect an increase in employee benefits expenses as compared to 2002.

      Depreciation and amortization was $16.4 million in the third quarter of 2003 as compared to $15.1 million in 2002. The increase between 2002 and 2003 is primarily due to Viking Gas Transmission.

     Taxes other than income were $8.6 million in the third quarter of 2003 as compared to $7.9 million in 2002. The increase between 2002 and 2003 is primarily due to Viking Gas Transmission.

      Interest expense, which relates to Northern Border Pipeline's and Viking Gas Transmission's financing activities, was $11.7 million in the third quarter of 2003 as compared to $13.2 million in 2002. Interest expense for Viking Gas Transmission was $0.7 million in the third quarter of 2003. A $2.1 million decrease in Northern Border Pipeline's interest expense was due to a decrease in average interest rates as well as a decrease in average debt outstanding.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


      Other expense was $0.5 million in the third quarter of 2003 as compared to other income of $0.4 million in the third quarter of 2002. Income tax expense, which is included in other income (expense), increased $0.5 million in 2003 over 2002 primarily due to Viking Gas Transmission. The income amount for the third quarter of 2002 includes Northern Border Pipeline income of $0.6 million for previously vacated microwave frequency bands.

      Equity earnings from unconsolidated affiliates were $0.6 million in the third quarter of 2003, which represents earnings from the one-third interest in Guardian Pipeline.

NATURAL GAS GATHERING AND PROCESSING

      The natural gas gathering and processing segment reported losses from continuing operations of $(206.7) million in the third quarter of 2003 as compared to income from continuing operations of $9.4 million in 2002. The segment recorded impairment charges of $219.1 million in the third quarter of 2003. Excluding the effect of the impairment charges, the segment's income from continuing operations increased $3.0 million between 2002 and 2003 primarily due to a $3.3 million payment received for a change in ownership of the other partner in Bighorn Gas Gathering.

      Operating revenues were $39.0 million in the third quarter of 2003 as compared to $32.2 million in 2002. The increase in 2003 over 2002 is due to an increase in natural gas and natural gas liquid prices, partially offset by lower volumes gathered in the Powder River Basin.

      Product purchases were $20.4 million in the third quarter of 2003 as compared to $12.2 million in 2002. Under certain gathering and processing agreements, Bear Paw Energy purchases raw natural gas from producers at a price tied to a percentage of the price for which it sells extracted natural gas liquids and residue gas. Total revenues from the sale of these products are included in operating revenues. Amounts paid to the producers to purchase their raw natural gas are reflected in product purchases. The increase in 2003 over 2002 is due to an increase in natural gas and natural gas liquid prices.

      Depreciation and amortization was $222.2 million in the third quarter of 2003, which included impairment charges of $219.1 million. Excluding the impairment charges, depreciation and amortization was $3.1 million in both 2003 and 2002. Beginning October 1, 2003, the estimated depreciable life of the Partnership's assets in the Powder River Basin was reduced to 15 years. The impact of the asset impairment recorded in the third quarter and the shorter depreciable life is expected to increase quarterly depreciation by approximately $0.6 million.

      Taxes other than income were $(0.1) million in the third quarter of 2003 as compared to $0.7 million in 2002. The 2003 amount includes adjustments for lower than expected property valuations.

      Other income was $3.8 million in the third quarter of 2003, which includes a $3.3 million payment received for a change in ownership of the other partner in Bighorn Gas Gathering.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

COAL SLURRY

     The coal slurry pipeline segment reported income of $1.5 million in the third quarter of 2003 on revenues of $5.5 million. In the third quarter of 2002, the segment reported income of $0.8 million on revenues of $5.4 million. The increase in income for the segment was primarily due to lower operations and maintenance expenses. Operations and maintenance expense was $3.1 million in the third quarter of 2003 as compared to $3.9 million in 2002. The 2002 expense included costs associated with several unplanned coal slurry discharges.

OTHER

      Items not attributable to any segment include certain of the Partnership's general and administrative expenses, interest expense on the Partnership's debt and other income and expense items.

      The Partnership's general and administrative expenses were $1.3 million in the third quarter of 2003 as compared to $1.1 million in 2002. Interest expense on the Partnership's debt was $7.4 million in the third quarter of 2003 as compared to $7.3 million in 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2002

      The Partnership's loss from continuing operations was $(122.6) million in the nine months ended September 30, 2003 or $(2.79) per unit as compared to income from continuing operations of $88.8 million in 2002 or $1.93 per unit. The loss in 2003 is a result of impairment charges totaling $219.1 million for the Partnership's natural gas gathering and processing business segment. See
Note 3 - Notes to Consolidated Financial Statements. Excluding the impairment charges, income from continuing operations increased $7.7 million in 2003 as compared to 2002, which reflects increased equity earnings from unconsolidated affiliates, a $3.3 million payment received for a change in ownership of the other partner in Bighorn Gas Gathering and higher income from the interstate natural gas pipeline segment due to the acquisition of Viking Gas Transmission. The calculation of per unit income (loss) was also impacted by the Partnership's issuance of additional partnership interests in May and June 2003. See Note 8 - Notes to Consolidated Financial Statements. The Partnership's consolidated income statement reflects discontinued operations of $4.3 million in the nine months ended September 30, 2003 as compared to $0.9 million in 2002. Discontinued operations for 2003 include an after-tax gain of $4.9 million on the sale of the Gladys and Mazeppa processing plants. The consolidated income statement also reflects a reduction to net income of $0.6 million due to a cumulative effect of change in accounting principle, which resulted from adopting SFAS No. 143, "Accounting for Asset Retirement Obligations." See Note 11 - Notes to Consolidated Financial Statements.

INTERSTATE NATURAL GAS PIPELINES

      The interstate natural gas pipelines segment reported income of $89.6 million in the nine months ended September 30, 2003 as compared to $86.9 million in 2002. The increase was primarily due to income associated with Viking Gas Transmission of $4.4 million in 2003.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


      Operating revenues were $279.1 million in the nine months ended September 30, 2003 as compared to $253.1 million in 2002. The increase in operating revenues in 2003 over 2002 result from Viking Gas Transmission revenues of $21.1 million, a $3.0 million increase in Midwestern Gas Transmission's revenues and a $1.9 million increase in Northern Border Pipeline's revenues. Midwestern Gas Transmission's revenues in 2003 reflect an increase in contracted capacity as compared to the same period in 2002. Northern Border Pipeline's 2002 results were reduced by uncollected revenues associated with the transportation capacity previously held by Enron North America Corp., which filed for Chapter 11 bankruptcy protection in December 2001 (see "Update On The Impact Of Enron's Chapter 11 Filing On The Partnership's Business"). For the nine months ended September 30, 2002, the revenues lost on this capacity totaled approximately $1.8 million.

      Operations and maintenance expenses were $43.6 million in the nine months ended September 30, 2003 as compared to $26.4 million in 2002. The increase in expenses in 2003 over 2002 result from Viking Gas Transmission expenses of $7.6 million, an increase in Northern Border Pipeline's expenses by $8.3 million and an increase in Midwestern Gas Transmission's expenses by $1.3 million. Northern Border Pipeline's expenses increased due primarily to the cost for electricity to power Northern Border Pipeline's electric-driven compressors. Previously, Northern Border Pipeline included in its collection of company-use gas quantities that were equivalent to the cost of electric power. Northern Border Pipeline's and Midwestern Gas Transmission's expenses for 2003 also reflect an increase in employee benefits expenses as compared to 2002.

      Depreciation and amortization was $48.9 million in the nine months ended September 30, 2003 as compared to $45.1 million in 2002. The increase between 2002 and 2003 is primarily due to Viking Gas Transmission.

     Taxes other than income were $25.0 million in the nine months ended September 30, 2003 as compared to $21.2 million in 2002. The increase in 2003 from 2002 reflects Viking Gas Transmission expenses of $1.8 million and a $1.8 million increase in Northern Border Pipeline's expense. Northern Border Pipeline's 2002 taxes other than income included a $1.0 million refund of use taxes previously paid on exempt purchases. Both 2003 and 2002 taxes other than income for Northern Border Pipeline also include adjustments to ad valorem taxes. Northern Border Pipeline periodically reviews and adjusts its estimates of ad valorem taxes. Reductions to previous estimates in 2002 exceeded reductions to previous estimates in 2003 by approximately $0.4 million.

      Interest expense, which relates to Northern Border Pipeline's and Viking Gas Transmission's financing activities, was $36.4 million in the nine months ended September 30, 2003 as compared to $39.9 million in 2002. Interest expense for Viking Gas Transmission was $2.0 million in 2003. A $5.5 million decrease in Northern Border Pipeline's interest expense was due to a decrease in average interest rates as well as a decrease in average debt outstanding.

      Other expense was $3.6 million in the nine months ended September 30, 2003 as compared to other income of $1.0 million in 2002. Income tax expense, which is included in other income (expense), increased $3.6 million in 2003 over 2002

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


due to Viking Gas Transmission income tax of $3.2 million and an increase in Midwestern Gas Transmission's income tax expense. The 2003 amount includes $0.3 million of interest expense pertaining to Northern Border Pipeline for refunds required by the order issued by the Federal Energy Regulatory Commission on March 27, 2003 (see Note 4 - Notes to Consolidated Financial Statements). The 2002 income amount included $0.6 million of income primarily related to interest received by Northern Border Pipeline on the refund of use taxes discussed previously and income of $0.6 million for previously vacated microwave frequency bands.

      Equity earnings from unconsolidated affiliates were $1.5 million in the nine months ended September 30, 2003, which represents earnings from the one-third interest in Guardian Pipeline.

NATURAL GAS GATHERING AND PROCESSING

      The natural gas gathering and processing segment reported losses from continuing operations of $(187.5) million in the nine months ended September 30, 2003, as compared to income from continuing operations of $26.8 million in 2002. The segment recorded impairment charges of $219.1 million in the third quarter of 2003. Excluding the effect of the impairment charges, the segment's income from continuing operations increased $4.8 million between 2002 and 2003 primarily due to a $3.3 million payment received for a change in ownership of the other partner in Bighorn Gas Gathering and due to increased equity earnings of unconsolidated affiliates.

      Operating revenues were $115.4 million in the nine months ended September 30, 2003 as compared to $92.0 million in 2002. The increase in 2003 over 2002 is due to an increase in natural gas and natural gas liquid prices, partially offset by lower volumes gathered in the Powder River Basin.

      Product purchases were $60.7 million in the nine months ended September 30, 2003 as compared to $34.9 million in 2002. The increase in 2003 over 2002 is due to an increase in natural gas and natural gas liquid prices.

      Operations and maintenance expenses were $30.7 million in the nine months ended September 30, 2003 as compared to $29.2 million in 2002. The increase in 2003 over 2002 is primarily due to increased electric utility costs and employee benefit expenses.

      Depreciation and amortization was $228.4 million in the nine months ended September 30, 2003, which included impairment charges of $219.1 million. Excluding the impairment charges, depreciation and amortization was $9.3 million in the nine months ended September 30, 2003 as compared to $8.9 million for 2002. Beginning October 1, 2003, the estimated depreciable life of the Partnership's assets in the Powder River Basin was reduced to 15 years. The impact of the asset impairment recorded in the third quarter and the shorter depreciable life is expected to increase quarterly depreciation by approximately $0.6 million.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


      Other income was $3.8 million in the nine months ended September 30, 2003, which included a $3.3 million payment received for a change in ownership of the other partner in Bighorn Gas Gathering.

      Equity earnings from unconsolidated affiliates were $15.0 million in the nine months ended September 30, 2003 as compared to $10.2 million for 2002. The 2003 equity earnings include $2.9 million from a special income allocation related to a retroactive cash distribution for the prior year from the Partnership's preferred A interest in Bighorn Gas Gathering. This distribution, determined in accordance with a joint venture agreement, was based on the number of wells connected to the gathering system in the preceding year. If certain targets are not met, the Partnership receives a disproportionate share of cash distributions. The remainder of the increase in equity earnings is primarily due to an increase in gathering volumes for the unconsolidated affiliates.

COAL SLURRY

      The coal slurry pipeline segment reported income of $2.8 million in the nine months ended September 30, 2003 on revenues of $16.0 million. In the nine months ended September 30, 2002, the segment reported income of $2.5 million on revenues of $16.1 million. Operations and maintenance expenses were $10.2 million in the nine months ended September 30, 2003 as compared to $11.5 million in 2002. The 2002 expenses were increased by costs associated with unplanned coal slurry discharges. The coal slurry segment earnings for 2003 were reduced by $0.4 million for a cumulative effect of change in accounting principle, which resulted from adopting SFAS No. 143.

OTHER

      Items not attributable to any segment include certain of the Partnership's general and administrative expenses, interest expense on the Partnership's debt and other income and expense items. The general and administrative expenses not allocated to any segment were $4.6 million in the nine months ended September 30, 2003 as compared to $4.2 million in 2002. The increase in expense between 2002 and 2003 was primarily due to an increase in unitholder tax return processing expenses.

      Interest expense on the Partnership's debt was $23.2 million in the nine months ended September 30, 2003 as compared to $23.1 million in 2002. Average debt outstanding has increased between 2002 and 2003 primarily due to the acquisition of Viking Gas Transmission. In May and June 2003, the Partnership repaid $135.0 million of its borrowings using proceeds from the issuance of additional partnership interests and the sale of the Mazeppa and Gladys processing plants.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


LIQUIDITY AND CAPITAL RESOURCES

DEBT AND CREDIT FACILITIES

      The Partnership's debt and credit facilities outstanding at September 30, 2003, are as follows:

                                                                 Payments Due by Period
                                                            -------------------------------
                                                            Current Portion
                                              (Less Than       Long-Term
                                                Total           1 Year)          Portion
                                             ------------   ---------------    ------------
                                                             (In Thousands)
Northern Border Pipeline
  $175 million Pipeline Credit
    Agreement, average 1.92%,
    due 2005                                 $    126,000     $         --     $    126,000
  6.25% Senior Notes due 2007                     225,000               --          225,000
  7.75% Senior Notes due 2009                     200,000               --          200,000
  7.50% Senior Notes due 2021                     250,000               --          250,000
Viking Gas Transmission
  Series A, B, C and D Senior
    Notes, average 7.38%,
    due 2008 to 2014                               36,851            4,760           32,091
Northern Border Partners, L.P.
  8 7/8% Senior Notes due 2010                    250,000               --          250,000
  7.10% Senior Notes due 2011                     225,000               --          225,000
  $200 million Partnership Credit
    Agreement, average 3.16%,
    due 2004                                       25,000           25,000               --
                                             ------------     ------------     ------------

Total                                        $  1,337,851     $     29,760     $  1,308,091
                                             ============     ============     ============

      As discussed in Note 2 - Notes to Consolidated Financial Statements, the Partnership financed the acquisition of Viking Gas Transmission under its credit agreement. Effective with the closing of the acquisition, the Partnership amended the Partnership Credit Agreement to increase the allowed ratio of consolidated funded debt to adjusted consolidated EBITDA (consolidated net income plus minority interests in net income, consolidated interest expense, income taxes and depreciation and amortization) to no more than 4.75 to 1 through June 30, 2003, at which time the ratio reverted back to 4.5 to 1. At September 30, 2003, the Partnership was in compliance with its debt covenants.

      Northern Border Pipeline has outstanding interest rate swap agreements with notional amounts totaling $225 million that expire in May 2007. Under the interest rate swap agreements, Northern Border Pipeline makes payments to counterparties at variable rates based on the London Interbank Offered Rate and in return receives payments based on a 6.25% fixed rate. At September 30, 2003, the average effective interest rate on Northern Border Pipeline's interest rate swap agreements was 2.38%.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


      The Partnership has outstanding interest rate swap agreements with notional amounts totaling $150 million that expire in March 2011. Under the interest rate swap agreements, the Partnership makes payments to counterparties at variable rates based on the London Interbank Offered Rate and in return receives payments based on a 7.10% fixed rate. At September 30, 2003, the average effective interest rate on the Partnership's interest rate swap agreements was 3.72%.

      In May and June 2003, the Partnership sold 2,587,500 common units. The net proceeds from the sale of common units and the general partners' capital contributions totaled approximately $102.4 million and were primarily used to repay indebtedness outstanding.

      Short-term liquidity needs will be met by the Partnership's operating cash flows and through the Partnership Credit Agreement and the Pipeline Credit Agreement. At September 30, 2003, $175.0 million was available under the Partnership Credit Agreement and $49.0 million was available under the Pipeline Credit Agreement. Long-term capital needs may be met through the Partnership's ability to issue long-term indebtedness as well as additional limited partner interests.

      After the Partnership announced it would record impairment charges in the third quarter, Standard & Poor's Ratings Services announced that it placed its 'A-' corporate credit ratings of the Partnership and Northern Border Pipeline on CreditWatch with negative implications.

      The Partnership's expectations of cash flows for 2004 from its existing businesses support its current level of cash distributions paid on a quarterly basis to its partners. The Partnership distributes what is defined as Available Cash in its Partnership Agreement. In determining Available Cash, the Partnership may establish, increase or decrease cash reserves in such amounts deemed necessary or appropriate. The distributions declared to be paid on November 14, 2003, include the net cash receipts of the Partnership during this quarter as well as a reduction in the cash reserves previously established. It is anticipated that distributions paid in 2004, calculated in compliance with the definition of Available Cash, will also include adjustments to cash reserves.

CASH FLOWS FROM OPERATING ACTIVITIES

      Cash flows provided by operating activities were $169.3 million in the nine months ended September 30, 2003 as compared to $179.2 million for the comparable period in 2002. The decrease is primarily due to Northern Border Pipeline's refund to its shippers for $10.3 million in 2003 (see Note 4 - Notes to Consolidated Financial Statements). Operating cash flows were also decreased due to payments made to NBP Services Corp. for administrative services provided prior to 2003 and due to a reduction in prepayments in 2003 that Northern Border Pipeline had required certain shippers make in 2002 for transportation service. Distributions received from unconsolidated affiliates increased $7.3 million to $16.0 million. Of this increase, distributions received from Bighorn Gas Gathering had increased $4.0 million primarily related to the retroactive cash distribution discussed previously.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


      The consolidated cash flows provided by operating activities on the accompanying Consolidated Statement of Cash Flows includes amounts for Northern Border Pipeline. Northern Border Pipeline makes cash distributions to its partners, including the Partnership, using a distribution formula approved by Northern Border Pipeline's management committee. The amounts distributed to the Partnership by Northern Border Pipeline are less than Northern Border Pipeline's operating cash flows included in the accompanying statement. For the nine months ended September 30, 2003, Northern Border Pipeline's operating cash flows totaled $136.5 million as compared to distributions to its partners of $113.0 million.

CASH FLOWS FROM INVESTING ACTIVITIES

      Cash used in investing activities was $97.6 million in the nine months ended September 30, 2003 as compared to $43.6 million in 2002. The increase in 2003 over 2002 primarily relates to the acquisition of Viking Gas Transmission in January partially offset by the sale of the Mazeppa and Gladys processing plants in June.

      The investment in unconsolidated affiliates was $3.5 million in the nine months ended September 30, 2003 as compared to $2.6 million in 2002. The 2003 amount primarily represents capital contributions to Guardian Pipeline while the 2002 amount primarily reflects capital contributions to Bighorn Gas Gathering.

      Acquisitions of businesses were $119.3 million in the nine months ended September 30, 2003 as compared to $1.2 million in 2002. The 2003 amount represents the net cash paid to acquire Viking Gas Transmission.

      Sale of assets were $40.3 million in the nine months ended September 30, 2003, due to the sale of the Gladys and Mazeppa processing plants.

      Capital expenditures were $15.0 million in the nine months ended September 30, 2003, which included $5.7 million for the natural gas gathering and processing segment and $7.8 million for the interstate natural gas pipelines segment. For 2002, capital expenditures were $39.9 million, which included $28.4 million for natural gas gathering and processing facilities and $11.1 million for interstate natural gas pipeline facilities.

      Total capital expenditures for 2003 are estimated to be $34 million. Capital expenditures for the interstate natural gas pipelines are estimated to be $21 million, including approximately $17 million for Northern Border Pipeline. Capital expenditures for natural gas gathering and processing facilities are estimated to be $11 million for 2003. Funds required to meet the capital requirements for 2003 are anticipated to be provided from debt borrowings, issuance of additional limited partnership interests and operating cash flows.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


CASH FLOWS FROM FINANCING ACTIVITIES

      Cash flows used in financing activities were $77.7 million in the nine months ended September 30, 2003, as compared to $117.9 million in 2002. Cash distributions to unitholders and general partners in 2003 and 2002 were $115.3 million and $109.3 million, respectively. The increase in 2003 over 2002 is due to an increase in the number of common units outstanding.

      During the nine months ended September 30, 2003 and 2002, the Partnership issued additional partnership interests of $102.4 million and $75.4 million, respectively, which were primarily used to repay indebtedness outstanding.

      For the nine months ended September 30, 2003, borrowings on long-term debt totaled $270.0 million, which were primarily used for the acquisition of Viking Gas Transmission and to repay previously existing indebtedness. For the nine months ended September 30, 2002, borrowings on long-term debt totaled $467.9 million, which were primarily used to repay previously existing indebtedness and to finance capital expenditures. The 2002 amount included proceeds from the $225 million 6.25% Senior Notes issued by Northern Border Pipeline. Total repayments of debt in the nine months ended September 30, 2003 and 2002 were $313.2 million and $514.9 million, respectively.

      In March 2003, the Partnership received $12.3 million from the termination of an interest rate swap agreement with a notional amount of $75 million. The proceeds were primarily used to repay existing indebtedness. In April 2002, Northern Border Pipeline received $2.4 million from the termination of forward starting interest rate swaps.

OUTLOOK UPDATE

      As a result of commercial activity during July 2003, essentially all of Northern Border Pipeline's capacity is under contract at least through December 31, 2003 and, assuming no extensions of existing contracts or execution of new contracts, approximately 70% and 59% is under contract at least through December 31, 2004 and 2005, respectively.

      On July 15, 2003, Northern Border Pipeline announced that Cargill, Incorporated had assumed all of the firm capacity formerly held by Mirant Americas Energy Marketing, LP. This represents approximately 10% of Northern Border Pipeline's contracted firm capacity and extends for terms into 2006 and 2008. Additionally, Cargill assumed the management services of Pan-Alberta Gas, Ltd., previously performed by Mirant.

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

      For 2004, Powder River Basin volumes on the Partnership's wholly owned systems are expected to be less than the projected 2003 average by five to fifteen percent. Inlet volumes in the Williston Basin for 2004 are expected to be approximately five percent higher than 2003 with natural gas liquids production essentially the same as 2003 levels.

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

      On June 25, 2003, Enron announced the organization of CrossCountry Energy Corp., a newly formed holding company that will hold, among other things, Enron's ownership interests in Northern Plains, Pan Border and NBP Services. Enron also announced it had filed a motion with the U.S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") to approve the proposed transfer of those ownership interests to CrossCountry Energy. That motion was approved by the Bankruptcy Court on September 25, 2003. The transfer of ownership interests to CrossCountry Energy is pending.

      On September 18, 2003, Enron announced that Enron and its debtor-in-possession subsidiaries (collectively with Enron, the "Debtors") filed their proposed amended joint Chapter 11 plan (the "Plan") and related disclosure statement (the "Disclosure Statement") with the Bankruptcy Court which amended the Plan and Disclosure Statement previously filed with the Bankruptcy Court on July 11, 2003. Financial projections for three going-forward businesses, including CrossCountry Energy, were included in the Plan. Also, under the Plan, it is anticipated that, if CrossCountry Energy is not sold to a third party, as permitted by the Plan, shares of CrossCountry Energy would be distributed directly or indirectly to creditors of the Debtors. Enron has indicated that the Plan and Disclosure Statement may be further amended. In addition, a number of objections to the Plan have been filed, including an objection by the court-appointed examiner for Enron North America Corp.

      When the transfer of interests in Northern Plains, Pan Border and NBP Services to CrossCountry Energy as contemplated above takes place, the articles of incorporation of Northern Plains, Pan Border and NBP Services will be amended to reflect certain shareholder protections that will be retained by Enron until a distribution of any common stock of CrossCountry Energy pursuant to the Plan. Northern Plains and Pan Border, subject to any applicable fiduciary duties and/or contractual obligations, will need the affirmative vote of Enron to vote its interest at the Partnership Policy Committee to, among other things, (a) enter into any business other than owning and operating natural gas pipelines, coal slurry pipelines, natural gas gathering facilities,

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


midstream gas processing facilities, gas and hydrocarbon liquids storage facilities and related businesses; and (b) enter into any compromise or settlement of any action, suit, litigation, arbitration or proceeding or any governmental investigation or audit relating to the assets, liabilities or business of the entities or the Partnership, in excess of $2 million.

UPDATE TO POTENTIAL PUBLIC UTILITY HOLDING COMPANY ACT ("PUHCA") REGULATION

      Further to the discussion of potential impacts to the Partnership provided in the quarterly report on Form 10-Q for the periods ended March 31, 2003 and June 30, 2003, on October 21, 2003, the SEC granted Enron's motion for oral argument and set the hearing for December 4, 2003. The Initial Decision is stayed pending the resolution of the SEC's further review.

      If Enron's exemption application is denied by the SEC, the Partnership cannot estimate the amount of time that the SEC will provide for Enron to register as a holding company under PUHCA at which time Enron and its holding company system would become subject to PUHCA. The Partnership intends to seek orders from the SEC that, if granted, would minimize the impacts previously described of PUHCA on the Partnership's operations. The Partnership also may seek exemptions for its operations from regulation under PUHCA. Similar orders and exemptions have been granted by the SEC to other operating subsidiaries of holding companies under PUHCA. No assurance can be given that the Partnership will be successful in obtaining all the orders or exemptions that it intends to seek or that its operations will not be subject to the full regulatory impact of PUHCA.

UPDATE ON POTENTIAL INCREASED HEALTH CARE AND PENSION EXPENSES

      Further to the discussion in the annual report on Form 10-K for the year ended December 31, 2002, on July 22, 2003, Enron filed a motion with the bankruptcy court requesting authority to terminate the Enron Gas Pipeline Employee Benefit Trust (the "Trust") and to apportion the Trust's assets among certain identified pipeline companies, one being Northern Plains. In the motion, it states that, as of June 30, 2002, the asset/liability allocation percentage for Northern Plains was 2.7% with a liability allocation of $1.89 million and asset allocation of $846,000. If approved as filed, the assets of the Trust will be transferred to one or more qualifying trusts maintained for the benefit of the pipeline company retirees in accordance with the Enron Corp. Medical Plan for Inactive Participants.

      Further to the discussion of potential cost impacts to the Partnership as a result of increased health care expenses and pension benefits in the annual report on Form 10-K for the period ended December 31, 2002, Enron has advised Northern Plains and NBP Services that it intends to file to terminate Enron's Cash Balance Plan, its pension benefit plan. It is possible that costs incurred by Northern Plains and NBP Services related to termination of the plan could be material. While the determination of reimbursement of such termination costs by the Partnership under the operating agreements and administrative services agreement will be made at the time of occurrence, such costs could be material to the Partnership.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONCLUDED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

      The statements in this Quarterly Report that are not historical information are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results of the Partnership's operations may differ materially from those expressed in these forward-looking statements. Such forward-looking statements include the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" regarding the Partnership's estimated capital expenditures in 2003. Although the Partnership believes that its expectations regarding future events are based on reasonable assumptions within the bounds of its knowledge of its business, it can give no assurance that its goals will be achieved or that its expectations regarding future developments will be realized. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, without limitation: impacts of developments in Enron's voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code proceeding including ongoing investigations of Enron, its affiliates and their advisors; Enron's formation of CrossCountry Energy of which Northern Plains and Pan Border would be a part; the PUHCA proceeding relating to Enron's exemption and the Partnership's ability to obtain orders or exemptions from the SEC related to PUHCA regulation; actions by rating agencies; industry results; future demand for natural gas; availability of supplies of Canadian natural gas; rate of development of gas fields near the Partnership's natural gas gathering systems in the Powder River and Wind River Basins and near its investments in the Powder and Wind River Basins; the Partnership's ability to renegotiate gathering contracts with producers; regulatory actions and receipt of expected regulatory clearances; renewal of the coal slurry transportation contract under favorable terms; performance of contractual obligations by the shippers; prices of natural gas and natural gas liquids; political and regulatory developments that impact FERC proceedings involving the interstate natural gas pipelines; the interstate natural gas pipelines' success in sustaining their positions in such proceedings or the success of intervenors in opposing their positions; competitive developments by Canadian and U.S. natural gas transmission peers; political and regulatory developments in Canada; the Partnership's ability to control operating costs; and conditions of the capital markets and equity markets.

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

                         ITEM 4. CONTROLS AND PROCEDURES

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


      The Partnership's principal executive officer and principal financial officer have evaluated the effectiveness of the Partnership's "disclosure controls and procedures," as such term is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, as of September 30, 2003. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Partnership's disclosure controls and procedures are effective. During the last fiscal quarter, there were no changes in the Partnership's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II. OTHER INFORMATION

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES


ITEM 5. OTHER INFORMATION

      In September 2003, Northwest Border Pipeline Company designated Paul E. Miller as its member on the Partnership Policy Committee. Mr. Miller is also Northwest Border's representative on the Northern Border Pipeline Management Committee. Additionally, Mr. Miller serves as Director Corporate Development of TransCanada PipeLines Limited, a position he has held since February 2003. From July 1998 to January 2003, Mr. Miller was Director Finance of TransCanada Pipelines Limited. Prior to July 1998, Mr. Miller was Manager Finance of TransCanada PipeLines Limited. Mr. Miller is 45 years old.

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

(b)   Reports on Form 8-K.

      1) Northern Border Partners, L.P. filed a Current Report on Form 8-K, dated July 10, 2003, including a copy of a press release discussing Northern Border Pipeline Company's contracted transportation capacity.

      2) Northern Border Partner, L.P. filed a Current Report on Form 8-K, dated July 11, 2003, discussing an announcement by Enron Corp. that a proposed joint plan of reorganization and related disclosure statement had been filed with the U.S. Bankruptcy Court for the Southern District of New York.

      3) Northern Border Partners, L.P. filed a Current Report on Form 8-K, dated July 15, 2003, including a copy of a press release discussing Northern Border Pipeline Company's contracted transportation capacity.

      4) Northern Border Partner, L.P. filed a Current Report on Form 8-K, dated July 24, 2003, including a copy of a press release announcing Northern Border Partners, L.P. earnings for the second quarter of 2003. The information was furnished under Items 9 and 12 of the Form.

      5) Northern Border Partner, L.P. filed a Current Report on Form 8-K, dated September 18, 2003, discussing an announcement by Enron Corp. that a proposed amended joint plan of reorganization and related disclosure statement had been filed with the U.S. Bankruptcy Court for the Southern District of New York.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NORTHERN BORDER PARTNERS, L.P.
                                    (A Delaware Limited Partnership)

Date: November 13, 2003             By: /s/ Jerry L. Peters
                                        ----------------------------------------
                                        Jerry L. Peters
                                        Chief Financial and Accounting
                                          Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

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