Form 10-Q
period 2004-03-31
NORTHERN BORDER PARTNERS LP
filed 2004-05-07
CIK 909281

                      UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2004

                         Commission File Number 1-12202
                         NORTHERN BORDER PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

           Delaware                                        93-1120873
-------------------------------                  -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                               Number)

       13710 FNB Parkway
        Omaha, Nebraska                                    68154-5200
--------------------------------                 -------------------------------
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

      Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

                                     1 OF 28

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                  Page No.
                                                                                  --------
PART I. FINANCIAL INFORMATION

   ITEM 1. Financial Statements

           Consolidated Statement of Income -
                   Three Months Ended March 31, 2004 and 2003                         3

           Consolidated Statement of Comprehensive Income -
                   Three Months Ended March 31, 2004 and 2003                         4

           Consolidated Balance Sheet -
                   March 31, 2004 and December 31, 2003                               5

           Consolidated Statement of Cash Flows -
                   Three Months Ended March 31, 2004 and 2003                         6

           Consolidated Statement of Changes in Partners'
                   Equity - Three Months Ended March 31, 2004                         7

           Notes to Consolidated Financial Statements                                 8

   ITEM 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                             13

   ITEM 3. Quantitative and Qualitative Disclosures About
           Market Risk                                                               24

   ITEM 4. Controls and Procedures                                                   25

PART II. OTHER INFORMATION

   ITEM 5. Other Information                                                         26

   ITEM 6. Exhibits and Reports on Form 8-K                                          26

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                 -----------------------
                                                   2004           2003
                                                 --------       --------
OPERATING REVENUES                               $145,141       $138,175
                                                 --------       --------

OPERATING EXPENSES
    Product purchases                              21,413         21,120
    Operations and maintenance                     29,524         28,467
    Depreciation and amortization                  21,613         19,986
    Taxes other than income                         9,697          9,565
                                                 --------       --------

        Operating expenses                         82,247         79,138
                                                 --------       --------

OPERATING INCOME                                   62,894         59,037
                                                 --------       --------

INTEREST EXPENSE                                   18,568         20,510
                                                 --------       --------

OTHER INCOME (EXPENSE)
    Equity earnings of
        unconsolidated affiliates                   6,363          7,627
    Other income                                      525            703
    Other expense                                    (136)          (740)
                                                 --------       --------

        Other income, net                           6,752          7,590
                                                 --------       --------

MINORITY INTERESTS IN NET INCOME                   12,527         11,020
                                                 --------       --------

INCOME FROM CONTINUING OPERATIONS BEFORE
    INCOME TAXES                                   38,551         35,097

INCOME TAXES                                        1,936          1,853
                                                 --------       --------

INCOME FROM CONTINUING OPERATIONS                  36,615         33,244

DISCONTINUED OPERATIONS, NET OF TAX                    --             31

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE, NET OF TAX                              --           (643)
                                                 --------       --------

NET INCOME TO PARTNERS                           $ 36,615       $ 32,632
                                                 ========       ========

CALCULATION OF LIMITED PARTNERS' INTEREST
IN NET INCOME:
    Net income to partners                       $ 36,615       $ 32,632
    Less: general partners' interest in
      net income                                    2,722          2,531
                                                 --------       --------
    Limited partners' interest in
      net income                                 $ 33,893       $ 30,101
                                                 ========       ========

LIMITED PARTNERS' PER UNIT NET INCOME:
    Income from continuing operations            $   0.73       $   0.70
    Cumulative effect of change in
        accounting principle, net of tax               --          (0.01)
                                                 --------       --------

NET INCOME PER UNIT                              $   0.73       $   0.69
                                                 ========       ========

NUMBER OF UNITS USED IN COMPUTATION                46,397        43,810
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

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED
                                                     MARCH 31,
                                              ---------------------
                                               2004          2003
                                              -------       ------
Net income to partners                        $36,615       $32,632
Other comprehensive income:
    Change associated with current period
      hedging transactions                        479        (2,384)
    Change associated with current period
        foreign currency translation             (300)        3,471
                                              -------       -------

Total comprehensive income                    $36,794       $33,719
                                              =======       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                       MARCH 31,     DECEMBER 31,
                                                          2004          2003
                                                       ----------    -----------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                          $   63,308    $    35,895
    Accounts receivable                                    63,044         61,503
    Materials and supplies, at cost                         7,861          7,826
    Prepaid expenses                                        4,753          6,726
    Other                                                   2,129          2,245
                                                       ----------    -----------

        Total current assets                              141,095        114,195
                                                       ----------    -----------

PROPERTY, PLANT AND EQUIPMENT
    Property, plant and equipment                       2,915,082      2,912,055
    Less: Accumulated provision for
        depreciation and amortization                     940,083        919,951
                                                       ----------    -----------

        Property, plant and equipment, net              1,974,999      1,992,104
                                                       ----------    -----------

INVESTMENTS AND OTHER ASSETS
    Investment in unconsolidated affiliates               268,837        268,166
    Goodwill                                              152,782        152,782
    Derivative financial instruments                       25,230         19,553
    Other                                                  23,368         23,783
                                                       ----------    -----------

        Total investments and other assets                470,217        464,284
                                                       ----------    -----------

        Total assets                                   $2,586,311    $ 2,570,583
                                                       ==========    ===========

LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
    Current maturities of long-term debt               $    7,798    $     7,740
    Accounts payable                                       49,190         46,532
    Accrued taxes other than income                        33,889         33,708
    Accrued interest                                       18,171         13,206
    Derivative financial instruments                        4,708          5,736
                                                       ----------    -----------

        Total current liabilities                         113,756        106,922
                                                       ----------    -----------

LONG-TERM DEBT, NET OF CURRENT MATURITIES               1,403,994      1,408,246
                                                       ----------    -----------

MINORITY INTERESTS IN PARTNERS' EQUITY                    258,178        240,731
                                                       ----------    -----------

RESERVES AND DEFERRED CREDITS
    Deferred income taxes                                   4,088          2,898
    Other                                                   8,834         11,213
                                                       ----------    -----------

        Total reserves and deferred credits                12,922         14,111
                                                       ----------    -----------

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' EQUITY
    General partners                                       15,836         15,902
    Common units (46,397,214 units issued and
        outstanding at March 31, 2004
        and December 31, 2003)                            775,970        779,195
    Accumulated other comprehensive income                  5,655          5,476
                                                       ----------    -----------

        Total partners' equity                            797,461        800,573
                                                       ----------    -----------

        Total liabilities and partners' equity         $2,586,311    $ 2,570,583
                                                       ==========    ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                 ------------------------
                                                                   2004           2003
                                                                 --------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income to partners                                       $ 36,615       $  32,632
                                                                 --------       ---------
    Adjustments to reconcile net income to partners
     to net cash provided by operating activities:
        Depreciation and amortization                              21,704          20,395
        Minority interests in net income                           12,527          11,020
        Reserves and deferred credits                              (2,378)         (8,778)
        Cumulative effect of change in accounting principle            --             643
        Equity earnings in unconsolidated affiliates               (6,363)         (7,685)
        Distributions received from unconsolidated affiliates       5,742           7,210
        Changes in components of working capital,
           net of the effect of the acquired businesses             6,441           1,799
        Non-cash gains from risk management activities               (32)             (30)
        Other                                                       (982)            (448)
                                                                 --------       ---------

               Total adjustments                                   36,659          24,126
                                                                 --------       ---------

        Net cash provided by operating activities                  73,274          56,758
                                                                 --------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in unconsolidated affiliates                            --          (2,967)
    Acquisitions of businesses                                         --        (118,157)
    Capital expenditures for property, plant
        and equipment                                              (2,076)         (4,448)
                                                                 --------       ---------

        Net cash used in investing activities                      (2,076)       (125,572)
                                                                 --------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to Unitholders and
        General Partners                                          (39,906)        (37,680)
    Distributions to Minority Interests                           (14,459)        (12,530)
    Contributions from Minority Interests                          19,500              --
    Issuance of long-term debt                                     50,000         148,000
    Retirement of long-term debt                                  (58,920)        (39,467)
    Proceeds upon termination of derivatives                           --          12,250
                                                                 --------       ---------

        Net cash provided by (used in)
           financing activities                                   (43,785)         70,573
                                                                 --------       ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                            27,413           1,759

Cash and cash equivalents-beginning of period                      35,895          34,689
                                                                 --------       ---------

Cash and cash equivalents-end of period                          $ 63,308       $  36,448
                                                                 ========       =========
Supplemental Disclosures of Cash Flow Information:
    Cash paid for:
        Interest (net of amount capitalized)                     $ 14,842       $  18,649
                                                                 ========       =========

Changes in components of working capital:
        Accounts receivable                                      $   (804)      $  (8,767)
        Materials and supplies, prepaid expenses and other          2,054             420
        Accounts payable                                               45           6,458
        Accrued taxes other than income                               181             963
        Accrued interest                                            4,965           2,725
                                                                 --------       ---------

           Total                                                 $  6,441       $   1,799
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

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  ACCUMULATED
                                                                     OTHER       TOTAL
                                          GENERAL      COMMON    COMPREHENSIVE  PARTNERS'
                                          PARTNERS     UNITS         INCOME      EQUITY
                                          --------    --------   -------------  ---------
Balance at December 31, 2003              $ 15,902    $779,195      $ 5,476     $ 800,573

Net income to partners                       2,722      33,893           --        36,615

Change associated with current
  period hedging transactions                   --          --          479           479

Change associated with current
  period foreign currency translation           --          --         (300)         (300)

Distributions to partners                   (2,788)    (37,118)          --       (39,906)
                                          --------    --------      -------     ---------

Balance at March 31, 2004                 $ 15,836    $775,970      $ 5,655     $ 797,461
                                          ========    ========      =======     =========

   The accompanying notes are an integral part of these consolidated financial statements.

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The consolidated financial statements included herein have been prepared by Northern Border Partners, L.P. (the "Partnership") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Partnership believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

      The preparation of financial statements in conformity with accounting principles generally accepted ("GAAP") in the United States of America requires management to make assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

      The Partnership records in accumulated other comprehensive income amounts related to terminated interest rate swap agreements for cash flow hedges with such amounts amortized to interest expense over the term of the hedged debt. During the three months ended March 31, 2004, the Partnership amortized approximately $0.6 million related to the terminated interest rate swap agreements, as a reduction to interest expense from accumulated other comprehensive income and expects to amortize comparable amounts in each of the remaining quarters of 2004.

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Northern Border Pipeline has outstanding interest rate swap agreements with notional amounts totaling $225 million that expire in May 2007. Under the interest rate swap agreements, Northern Border Pipeline makes payments to counterparties at variable rates based on the London Interbank Offered Rate and in return receives payments based on a 6.25% fixed rate. At March 31, 2004, the average effective interest rate on Northern Border Pipeline's interest rate swap agreements was 2.31%.

      The Partnership has outstanding interest rate swap agreements with notional amounts totaling $150 million that expire in March 2011. Under the interest rate swap agreements, the Partnership makes payments to counterparties at variable rates based on the London Interbank Offered Rate and in return receives payments based on a 7.10% fixed rate. At March 31, 2004, the average effective interest rate on the Partnership's interest rate swap agreements was 3.70%.

      Both the Partnership's and Northern Border Pipeline's interest rate swap agreements have been designated as fair value hedges as they were entered into to hedge the fluctuations in the market value of the senior notes issued by the Partnership in 2001 and by Northern Border Pipeline in 2002. The accompanying consolidated balance sheet at March 31, 2004, reflects a non-cash gain of approximately $25.2 million in derivative financial instruments with a corresponding increase in long-term debt.

      The Partnership records in long-term debt amounts received or paid related to terminated or amended interest rate swap agreements for fair value hedges with such amounts amortized to interest expense over the remaining life of the interest rate swap agreement. The Partnership amortized approximately $0.9 million as a reduction to interest expense in the first quarter of 2004 and expects to amortize comparable amounts in each of the remaining quarters of 2004.

      Bear Paw Energy periodically enters into commodity derivatives contracts and fixed-price physical contracts. Bear Paw Energy primarily utilizes price swaps and collars, which have been designated as cash flow hedges, to hedge its exposure to gas and natural gas liquid price volatility. During the first quarter of 2004, Bear Paw Energy recognized losses of $1.3 million from the settlement of derivative contracts. At March 31, 2004, Bear Paw Energy reflected a non-cash loss of approximately $4.7 million in derivative financial instruments with a corresponding reduction of $4.5 million in accumulated other comprehensive income. For the remaining quarters in 2004, if prices remain at current levels, Bear Paw Energy expects to reclassify approximately $4.5 million from accumulated other comprehensive income as a reduction to operating revenues. However, this reduction would be offset with increased operating revenues due to the higher prices assumed.

3.    BUSINESS SEGMENT INFORMATION

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

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The Partnership's reportable segments are strategic business units that offer different services. Each are managed separately because each business requires different marketing strategies. The Partnership evaluates performance based on EBITDA, earnings before interest, taxes, depreciation and amortization less the allowance for equity funds used during construction ("AFUDC"). Management uses EBITDA to compare the financial performance of its segments and to internally manage those business segments and believes that EBITDA is a good indicator of each segment's performance. EBITDA should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP. EBITDA calculations may vary from company to company, so the Partnership's computation of EBITDA may not be comparable to a similarly titled measure of another company. The following table shows how EBITDA is calculated:

      RECONCILIATION OF NET INCOME (LOSS) TO EBITDA

                                       Natural
                         Interstate      Gas
                          Natural     Gathering
                            Gas          and       Coal
  (In thousands)         Pipelines    Processing  Slurry   Other(a)    Total
----------------------   ----------   ----------  -------  --------   -------
THREE MONTHS ENDED
  MARCH 31, 2004
Net income (loss)         $ 34,250     $ 11,389   $   674  ($ 9,698)  $36,615
Minority interest           12,527           --        --        --    12,527
Interest expense, net       10,882          106         9     7,571    18,568
Depreciation and
 amortization               16,677        3,749     1,278        --    21,704
Income tax                   1,547          380         9        --     1,936
AFUDC                          (44)          --        --        --       (44)
                          --------     --------   -------  --------   -------

EBITDA                    $ 75,839     $ 15,624   $ 1,970  ($ 2,127)  $91,306
                          ========     ========   =======  ========   =======

THREE MONTHS ENDED
  MARCH 31, 2003
Net income (loss)         $ 29,925     $ 12,195   $   522  ($10,010)  $32,632
Cumulative effect of
 change in accounting
 principle, net of tax          --           --       434       209       643
Minority interest           11,020           --        --        --    11,020
Interest expense, net       12,428          188         8     7,886    20,510
Depreciation and
 amortization               16,488        3,108       390       311    20,297
Income tax                   1,603           --       250         6     1,859
AFUDC                          (95)          --        --        --       (95)
                          --------     --------   -------  --------   -------

EBITDA                    $ 71,369     $ 15,491   $ 1,604  ($ 1,598)  $86,866
                          ========     ========   =======  ========   =======

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      BUSINESS SEGMENT DATA

                                       Natural
                         Interstate      Gas
                          Natural     Gathering
                            Gas          and       Coal
  (In thousands)         Pipelines    Processing  Slurry   Other(a)    Total
----------------------   ----------   ----------  -------  --------   -------
THREE MONTHS ENDED
  MARCH 31, 2004

Revenues from
  external customers      $ 97,626     $ 42,109   $ 5,406  $     --   $145,141
Operating income (loss)     58,574        5,943       694    (2,317)    62,894

THREE MONTHS ENDED
  MARCH 31, 2003
Revenues from
  external customers      $ 92,553     $ 40,234   $ 5,388  $     --   $138,175
Operating income (loss)     54,340        5,149     1,226    (1,678)    59,037

Total assets by segment are as follows:

                                        March 31,       December 31,
(In thousands)                             2004             2003
--------------                          ----------      ------------
Interstate Natural Gas Pipelines        $1,975,226       $1,970,807
Natural Gas Gathering and Processing       565,181          565,465
Coal Slurry                                 19,735           21,319
Other (a)                                   26,169           12,992
                                        ----------       ----------

Total Assets                            $2,586,311       $2,570,583
                                        ==========       ==========

(a)   Includes other items not allocable to segments.

6.    NET INCOME PER UNIT

      Net income per unit is computed by dividing net income, after deduction of the general partners' allocation, by the weighted average number of outstanding common units. The general partners' allocation is equal to an amount based upon their collective 2% general partner interest adjusted for incentive distributions. The distribution to partners amount shown on the accompanying consolidated statement of changes in partners' equity includes incentive distributions to the general partners of approximately $2.0 million.

      On April 20, 2004, the Partnership declared a cash distribution of $0.80 per unit ($3.20 per unit on an annualized basis) for the quarter ended March 31, 2004. The distribution is payable May 14, 2004, to unitholders of record at April 30, 2004.

7.    COMMITMENTS AND CONTINGENCIES

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

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Border Pipeline's properties within the Fort Peck Indian Reservation. Since the filing of the lawsuit, the Tribes have continued to assess annual utilities taxes of approximately $1.8 million per year, which remain unpaid. Based upon federal court decisions and other defenses, Northern Border Pipeline believes that the Tribes do not have the authority to impose these taxes. The Tribes and Northern Border Pipeline, through a mediation process, have held settlement discussions and have reached a settlement in principle on pipeline right-of-way lease and taxation issues, subject to final documentation and necessary government approvals. This settlement grants to Northern Border Pipeline, among other things, (i) an option to renew the pipeline right-of-way lease upon agreed terms and conditions on or before April 1, 2011 for a term of 25 years with a renewal right for an additional 25 years; (ii) a present right to use additional tribal lands for expanded facilities; and (iii) release and satisfaction of all tribal taxes against Northern Border Pipeline. If the settlement is executed by the Tribes and approved by the Bureau of Indian Affairs, in consideration of this option and other benefits, Northern Border Pipeline will pay a lump sum amount of $5.9 million and an annual amount of approximately $1.5 million effective April 2004 until April 2011. Northern Border Pipeline intends to seek regulatory recovery of the costs resulting from the settlement. The Partnership is unable to predict at this time if or when all the approvals will be obtained. The Partnership believes that the outcome of this settlement will not have a material adverse impact on the Partnership's results of operations for 2004 or financial position.

      Various legal actions that have arisen in the ordinary course of business are pending. The Partnership believes that the resolution of these issues will not have a material adverse impact on the Partnership's results of operations or financial position.

8.    ACCOUNTING PRONOUNCEMENTS

      In December 2003, the Financial Accounting Standards Board issued Interpretation No. ("FIN") 46 (revised December 2003), "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity; such entities are known as variable interest entities. The Partnership adopted FIN 46 as of January 1, 2004. In connection with the adoption of FIN 46, the Partnership evaluated its investments in Bighorn Gas Gathering, Fort Union Gas Gathering, Lost Creek Gathering and Guardian Pipeline and determined that these entities are appropriately accounted for as equity method investments. The adoption of FIN 46 did not have an effect on the Partnership's financial position, results of operations or cash flows.

9.    SUBSEQUENT EVENT

      On April 27, 2004, Northern Border Pipeline issued a $65.0 million cash call to its partners. The Partnership will contribute $45.5 million representing its 70% share to be paid on May 14, 2004. The funds will be used by Northern Border Pipeline to repay a portion of its existing indebtedness.

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

OVERVIEW

The Partnership's businesses fall into three major business segments:

      - the interstate natural gas pipeline segment, which comprises approximately 77% of the Partnership's assets;

      - the natural gas gathering and processing segment, which comprises approximately 22% of the Partnership's assets; and

      - the coal slurry pipeline, which comprises approximately 1% of the Partnership's assets.

      There are several major business drivers that have an impact on the Partnership's business. These factors are discussed in the "Overview" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Partnership's 2003 Form 10-K.

Interstate Natural Gas Pipeline Segment

      The interstate natural gas pipelines segment includes the operations of Northern Border Pipeline Company, Midwestern Gas Transmission Company, Viking Gas Transmission Company and a one-third interest in Guardian Pipeline, L.L.C.

      Firm transportation contracts representing approximately 30% of Northern Border Pipeline's contracted capacity, or 778 million cubic feet per day ("MMcf/d"), expire late in 2004. Northern Border Pipeline has successfully extended contracts for 88 MMcf/d with existing shippers and has begun a regulatory mandated process involving existing shippers' right of first refusal ("ROFR") for their respective contracted capacity. The ROFR process, which began on April 1 and will conclude in mid-June 2004, is an auction process where the current shipper, whose contracted capacity is expiring, is allowed to match the best bid for that capacity. Any remaining unsold capacity is then offered on a first come, first served basis. The success of the auction process will depend on gas price comparisons between Alberta, Canada and Ventura, Iowa. The Partnership continues to believe that the near-term fundamentals of supplies and markets support its ongoing success in re-contracting its capacity.

      In April, Midwestern Gas Transmission announced its intention to pursue an eastern extension project. A solicitation of customer contractual support, or "open season", is currently underway to determine the level of customer support. The actual facilities to be constructed will be determined by Midwestern Gas Transmission following the responses from customers to the open season. Midwestern Gas Transmission is seeking contracts with a minimum term of 10 years. The proposed in-service date for the project is in the fall of 2006. The project cost is estimated between $20 million and $45 million, depending upon the route, and may result in pipeline capacity on the 25 to 45 mile extension of 120-240 MMcf/d.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

Natural Gas Gathering and Processing Segment


     The natural gas gathering and processing segment includes the operations of Bear Paw Energy, L.L.C. and Crestone Energy Ventures, L.L.C. in the United States, as well as the operations of Border Midstream Services, Ltd., our Canadian company that owns an interest in a gathering business in Alberta, Canada. In addition, the Partnership's equity interests in Bighorn Gas Gathering, L.L.C., Fort Union Gas Gathering, L.L.C. and Lost Creek Gathering, L.L.C. are included in this segment.

     In the Partnership's 100% owned gathering assets in the Powder River Basin, gathering volumes have continued to decline since peaking in late 2002. For 2004, the Partnership expects the level of volumes gathered on its wholly owned assets to reflect a 10% decline from last year. Efforts are underway in the Powder River to stabilize operating income in a declining volume environment. Renegotiations of certain contracts are underway to mitigate volumetric risk. Targeted cost reduction measures have resulted in a decrease in operations and maintenance expenses from previous levels. Efforts will continue toward further expense reductions. Redeployment of unused compression is also being pursued but to date has had no impact on financial results.

     Crestone Energy Ventures holds a 49% common membership interest and a 100% preferred "A" share interest in Bighorn Gas Gathering. In the first quarter of 2004, Crestone Energy Ventures received a special income allocation related to a cash distribution from its preferred "A" interest. This distribution, determined in accordance with the limited liability company agreement, was based on the number of wells connected and flowing gas to the gathering system in the preceding year. Crestone Energy Ventures is engaged in arbitration regarding the determination of 2001 system well connections and corresponding Preferred "A" payments. The arbitration hearing is scheduled to occur during early June 2004. The Partnership does not expect the outcome of the arbitration to have a material adverse affect on its 2004 financial results.

     As a result of strong drilling and development by Bear Paw Energy's customers in the Williston Basin, Bear Paw Energy has selectively expanded its facilities and expects moderate growth in this area. A 5 MMcf/d expansion of the Marmarth plant was placed into service during the quarter. The project will also enable the plant to produce a higher grade of product by controlling the maximum ethane-propane mixture. The full effect of its operation was not realized in the first quarter 2004.

Coal Slurry Pipeline Segment

     This segment includes Black Mesa Pipeline Company. As previously reported, a new water source is one of several issues that must be resolved regarding the future of the Mohave Generating Station and the Black Mesa Pipeline. A memorandum of understanding regarding the evaluation of a new water source has been negotiated by the parties. A new water source has been identified and work is underway to complete the necessary environmental and technical studies. In the proceeding before the California Public Utilities Commission filed by the owners of the Mohave Generating Station, Black Mesa will file written testimony by May 14, 2004. Evidentiary hearings will take place June 14, 2004 through June 30, 2004.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Certain amounts included in or affecting the Partnership's Consolidated Financial Statements and related disclosures must be estimated, requiring it to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Key estimates used by the Partnership's management include the economic useful lives of its assets used to determine depreciation and amortization, the fair values used to determine possible asset impairment charges, the fair values used to record derivative assets and liabilities, expense accruals, and the fair values of assets acquired. Any effects on the Partnership's business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

      The Partnership's significant accounting policies are summarized in Note 2
- Notes to Consolidated Financial Statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003. Certain of the Partnership's accounting policies are of more significance in its financial statement preparation process than others.

      The interstate natural gas pipelines' accounting policies conform to Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, certain assets that result from the regulated ratemaking process are recorded that would not be recorded under accounting principles generally accepted in the United States of America for nonregulated entities. The Partnership continually assesses whether the future recovery of the regulatory assets is probable by considering such factors as regulatory changes and the impact of competition. If future recovery ceases to be probable, the Partnership would be required to write-off the regulatory assets at that time. At March 31, 2004, the Partnership has recorded regulatory assets of $8.6 million, which are being recovered from the pipelines' shippers over varying periods of time.

      The Partnership's long-lived assets are stated at original cost. The Partnership must use estimates in determining the economic useful lives of those assets. Useful lives are based on historical experience and are adjusted when changes in planned use, technological advances or other factors show that a different life would be more appropriate. The depreciation rate used for utility property is an integral part of the interstate pipelines' Federal Energy Regulatory Commission ("FERC") tariffs. Any revisions to the estimated economic useful lives of the Partnership's assets will change its depreciation and amortization expense prospectively. For utility property, no retirement gain or loss is included in income except in the case of retirements or sales of entire operating units. The original cost of utility property retired is charged to accumulated depreciation and amortization, net of salvage and cost of removal.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

      The Partnership reviews long-lived assets for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the carrying amount of assets is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. Estimates of future net cash flows include anticipated future revenues, expected future operating costs and other estimates. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

      The Partnership accounts for its goodwill in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." The Partnership has selected the fourth quarter for the performance of its annual impairment testing.

      The Partnership's accounting for financial instruments is in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. At March 31, 2004, the consolidated balance sheet included assets from derivative financial instruments of $25.2 million and liabilities from derivative financial instruments of $4.7 million.

      For the interstate natural gas pipelines, operating revenues are derived from agreements for the receipt and delivery of gas at points along the pipeline system as specified in each shipper's individual transportation contract. Revenues are recognized based upon contracted capacity and actual volumes transported under transportation service agreements. For the gas gathering and processing businesses, operating revenue is recorded when gas is processed in or transported through company facilities. For the coal slurry pipeline, operating revenue is derived from a pipeline transportation agreement. Under the terms of the agreement, the Partnership receives a monthly demand payment, a per ton commodity payment and a reimbursement for certain other expenses.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

RESULT OF OPERATIONS

      The Partnership's income from continuing operations was $36.6 million in the first quarter of 2004 or $0.73 per unit as compared to $33.2 million in 2003 or $0.70 per unit. The $3.4 million increase in 2004 over 2003 is primarily due to a $4.4 million increase in income from the interstate natural gas pipelines segment partially offset by a $0.8 million decrease in income from the natural gas gathering and processing segment. The Partnership's consolidated income statement reflects a reduction to net income of $0.6 million for the first quarter of 2003 due to a cumulative effect of change in accounting principle, which resulted from adopting SFAS No. 143, "Accounting for Asset Retirement Obligations."

      The following table summarizes financial and other information by business segment for the three months ended March 31, 2004 and 2003 (in thousands):

                                              Three Months Ended
                                                   March 31,
                                              -------------------
                                                2004       2003
                                              --------   --------
Operating revenues:
  Interstate Natural Gas Pipelines            $ 97,626   $ 92,553
  Natural Gas Gathering and Processing          42,109     40,234
  Coal Slurry                                    5,406      5,388
                                              --------   --------
    Total operating revenues                   145,141    138,175
                                              --------   --------

Operating income (loss):
  Interstate Natural Gas Pipelines              58,574     54,340
  Natural Gas Gathering and Processing           5,943      5,149
  Coal Slurry                                      694      1,226
  Other                                         (2,317)    (1,678)
                                              --------   --------
    Total operating income                      62,894     59,037
                                              --------   --------

Income (loss) from continuing operations:
  Interstate Natural Gas Pipelines              34,250     29,925
  Natural Gas Gathering and Processing          11,389     12,195
  Coal Slurry                                      674        956
  Other                                         (9,698)    (9,832)
                                              --------   --------
    Total income from continuing operations     36,615     33,244
                                              --------   --------

Discontinued operations, net of tax                 --         31
Cumulative effect of change in accounting
  principle, net of tax                             --       (643)
                                              --------   --------

Net income                                    $ 36,515   $ 32,632
                                              ========   ========

Operating data (1):
  Interstate Natural Gas Pipelines:
    Million cubic feet of gas delivered        302,898    280,175
    Average daily throughput (MMcf/d)            3,409      3,311
  Natural Gas Gathering and Processing:
    Gathering (MMcf/d)                           1,088      1,154
    Processing (MMcf/d)                             50         50
  Coal Slurry:
    Thousands of tons of coal shipped            1,154      1,129


(1) Operating data includes 100% of the volumes for joint venture and equity investments as well as for wholly owned subsidiaries.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

      Below is a detailed analysis of the results of operations for each of the Partnership's operating segments.

INTERSTATE NATURAL GAS PIPELINES

      The interstate natural gas pipelines segment reported income of $34.3 million in the first quarter of 2004 as compared to $29.9 million in the first quarter of 2003. Income for the interstate natural gas pipeline segment reflects a $3.5 million increase in Northern Border Pipeline's income and a $1.1 million increase in Viking Gas Transmission's income. The increase in Northern Border Pipeline's income was primarily due to a $3.4 million increase in operating revenues and a $1.6 million decrease in interest expense (a combined $3.5 million impact on continuing operations after minority interest). The increase in Viking Gas Transmission's income was primarily due to 2003 including operating results starting with the January 17 acquisition date.

      Operating revenues were $97.6 million in the first quarter of 2004 as compared to $92.6 million in 2003. The increase in operating revenues in 2004 over 2003 resulted from a $3.4 million increase in Northern Border Pipeline's revenues and a $1.7 million increase in Viking Gas Transmission's revenues. The increase in Northern Border Pipeline's revenues was due to several factors. Northern Border Pipeline was able to generate and retain additional revenue from the sale of short-term capacity, which represented approximately $1.8 million of the increase. The leap year added an additional day of transportation, which approximated $0.9 million of the revenue increase. Under a condition of Northern Border Pipeline's rate case settlement, it was required to share interruptible transportation and new services revenue with its shippers. This condition expired in October 2003 and allowed Northern Border Pipeline to realize an additional $0.7 million of revenue during the first quarter of 2004. Viking Gas Transmission's revenue was higher in 2004 since 2003 does not reflect revenue prior to the January 17 acquisition date.

      Interest expense was $10.9 million in the first quarter of 2004 as compared to $12.4 million in 2003. The decrease in interest expense in 2004 from 2003 was primarily due to a decrease in average interest rates as well as a decrease in average debt outstanding for Northern Border Pipeline.

      Minority interests in net income, which represent the 30% minority interest in Northern Border Pipeline, were $12.5 million in the first quarter of 2004 as compared to $11.0 million in 2003. The increase in 2004 over 2003 was due to increased net income for Northern Border Pipeline.

NATURAL GAS GATHERING AND PROCESSING

      The natural gas gathering and processing segment reported income of $11.4 million in the first quarter of 2004 as compared to $12.2 million in 2003. The decrease in income between 2003 and 2004 is primarily due to lower gathered volumes in the Powder River Basin and higher depreciation expense.

      Operating revenues were $42.1 million in the first quarter of 2004 as compared to $40.2 million in 2003. The increase in revenues reflects an increase in realized prices for natural gas liquids, partially offset by lower gathered volumes in the Powder River Basin.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

      Depreciation and amortization expense was $3.7 million in the first quarter of 2004 as compared to $3.1 million in 2003. As discussed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003, the Partnership determined it was appropriate to shorten the useful life of its low-pressure gas gathering assets in the Powder River Basin from 30 to 15 years, which increased depreciation expense in the first quarter of 2004.

      Equity earnings from unconsolidated affiliates were $5.9 million in the first quarter of 2004 as compared to $7.2 million for 2003. Equity earnings are lower in 2004 compared to 2003 due to lower income from Ft. Union Gas Gathering and Bighorn Gas Gathering caused by lower throughput volumes.

COAL SLURRY

      The coal slurry pipeline segment reported income from continuing operations of $0.7 million in the first quarter of 2004 on revenues of $5.4 million. In the first quarter of 2003, the segment reported income from continuing operations of $1.0 million on revenues of $5.4 million. The $0.3 million decrease in income from continuing operations was primarily due to higher depreciation expense of $0.9 million ($0.5 million impact on continuing operations after tax). Depreciation and amortization expense for the coal slurry pipeline was $1.3 million in the first quarter of 2004 as compared to $0.4 million in 2003. The Partnership determined it was appropriate to shorten the useful life of certain of its coal slurry assets to correspond with the expiration of the existing coal slurry transportation agreement in 2005. The impact of the shorter life will increase annual depreciation in 2004 by approximately $1.8 million over 2003. For 2003, the coal slurry segment income was reduced by $0.4 million for a cumulative effect of change in accounting principle, which resulted from adopting SFAS No. 143.

OTHER

      Items not attributable to any segment include certain of the Partnership's general and administrative expenses, interest expense on the Partnership's debt and other income and expense items. The general and administrative expenses not allocated to any segment were $2.3 million in the first quarter of 2004 as compared to $1.7 million in 2003. The increase in expense between 2003 and 2004 was primarily related to increased insurance ($0.4 million) and legal expenses ($0.2 million).

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

DEBT AND CREDIT FACILITIES

      The Partnership's debt and credit facilities outstanding at March 31, 2004, are as follows:

                                                 Payments Due by Period
                                               ---------------------------
                                               Current Portion
                                                 (Less Than     Long-Term
                                      Total        1 Year)       Portion
                                   ----------  ---------------  ---------
                                                (In Thousands)
Northern Border Pipeline
  $175 million Pipeline Credit
    Agreement, average 2.01%,
    due 2005                       $   74,000      $   --       $   74,000
  6.25% Senior Notes due 2007         225,000          --          225,000
  7.75% Senior Notes due 2009         200,000          --          200,000
  7.50% Senior Notes due 2021         250,000          --          250,000
Viking Gas Transmission
  Series A, B, C and D Senior
    Notes, average 7.40%,
    due 2008 to 2014                   34,471       4,760           29,711
Northern Border Partners, L.P.
  $275 million Partnership Credit
    Agreement, average 2.20%,
    due 2007                           96,000          --           96,000
  8 7/8% Senior Notes due 2010        250,000          --          250,000
  7.10% Senior Notes due 2011         225,000          --          225,000
                                   ----------      ------       ----------

Total                              $1,354,471      $4,760       $1,349,711
                                   ==========      ======       ==========

      Northern Border Pipeline has outstanding interest rate swap agreements with notional amounts totaling $225 million that expire in May 2007. Under the interest rate swap agreements, Northern Border Pipeline makes payments to counterparties at variable rates based on the London Interbank Offered Rate and in return receives payments based on a 6.25% fixed rate. At March 31, 2004, the average effective interest rate on Northern Border Pipeline's interest rate swap agreements was 2.31%.

      The Partnership has outstanding interest rate swap agreements with notional amounts totaling $150 million that expire in March 2011. Under the interest rate swap agreements, the Partnership makes payments to counterparties at variable rates based on the London Interbank Offered Rate and in return receives payments based on a 7.10% fixed rate. At March 31, 2004, the average effective interest rate on the Partnership's interest rate swap agreements was 3.70%.

      Short-term liquidity needs will be met by operating cash flows and through the Partnership Credit Agreement and the Pipeline Credit Agreement. Long-term capital needs may be met through the Partnership's ability to issue long-term indebtedness as well as additional limited partner interests.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

CASH FLOWS FROM OPERATING ACTIVITIES

      Cash flows provided by operating activities were $73.3 million in the first quarter of 2004 as compared to $56.8 million for the comparable period in 2003. The increase in operating revenues and lower interest expense in 2004 as compared to 2003 contributed to the increase in operating cash flow. In addition, operating cash flows in the first quarter of 2003 had been reduced approximately $9.6 million due to Northern Border Pipeline's discontinuance of certain shipper transportation prepayments.

CASH FLOWS FROM INVESTING ACTIVITIES

      Cash used in investing activities was $2.1 million in the first quarter of 2004 as compared to $125.6 million in 2003. The results for 2003 included the acquisition of Viking Gas Transmission in January. The investment in unconsolidated affiliates was $3.0 million in the first quarter of 2003, which primarily represents capital contributions to Guardian Pipeline. No capital contributions were required in 2004. Acquisitions of businesses were $118.2 million in the first quarter of 2003, which represents the net cash paid to acquire Viking Gas Transmission.

      Capital expenditures were $2.1 million in the first quarter of 2004, which included $1.5 million for the natural gas gathering and processing segment and $0.5 million for the interstate natural gas pipelines segment. For 2003, capital expenditures were $4.4 million, which included $1.6 million for the natural gas gathering and processing segment and $2.5 million for the interstate natural gas pipelines segment.

      Total capital expenditures for 2004 are estimated to be $32 million. Capital expenditures for the interstate pipelines are estimated to be $22 million, including approximately $16 million for Northern Border Pipeline. Northern Border Pipeline currently anticipates funding its 2004 capital expenditures primarily by borrowing on its credit facility and using operating cash flows. Capital expenditures for natural gas gathering and processing facilities are estimated to be $9 million for 2004. Funds required to meet the capital requirements for 2004 are anticipated to be provided from the Partnership's credit facility, issuance of additional limited partnership interests and operating cash flows.

CASH FLOWS FROM FINANCING ACTIVITIES

      Cash flows used in financing activities were $43.8 million in the first quarter of 2004, as compared to cash provided by financing activities of $70.6 million in 2003. Cash distributions to unitholders and general partners in 2004 and 2003 were $39.9 million and $37.7 million, respectively. The increase in 2004 over 2003 is due to an increase in the number of common units outstanding.

      In January 2004, Northern Border Pipeline received equity contributions from its general partners including $19.5 million from its minority interest holder.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

      For the first quarter of 2004, borrowings on long-term debt totaled $50.0 million, which were primarily used for the Partnership's equity contribution to Northern Border Pipeline. For the first quarter of 2003, borrowings on long-term debt totaled $148.0 million, which were primarily used for the acquisition of Viking Gas Transmission. Total repayments of debt in the first quarter of 2004 and 2003 were $58.9 million and $39.5 million, respectively.

      In March 2003, the Partnership received $12.3 million from the termination of an interest rate swap agreement with a notional amount of $75 million. The proceeds were primarily used to repay existing indebtedness.

THE IMPACT OF ENRON'S CHAPTER 11 FILING ON THE PARTNERSHIP'S BUSINESS

      As discussed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003, on December 2, 2001, Enron Corp. and certain of its wholly-owned subsidiaries filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Refer to the Form 10-K for the year ended December 31, 2003 for the full discussion of impacts of Enron's Chapter 11 Filing on the Partnership's business.

      On March 31, 2004, Enron transferred its ownership interest in Northern Plains Natural Gas Company, Pan Border Gas Company and NBP Services Corporation to CrossCountry Energy, LLC ("CrossCountry"). In addition, CrossCountry and Enron entered into a transition services agreement pursuant to which Enron will provide to CrossCountry, on an interim, transitional basis, various services, including but not limited to (i) information technology services, (ii) accounting system usage rights and administrative support and (iii) payroll, employee benefits and administrative services. In turn, these services are provided to the Partnership and its subsidiaries through Northern Plains and NBP Services. The agreement terminates on the earlier of a sale of CrossCountry or December 31, 2004. The agreement may be extended by mutual agreement of the parties and approval of the Official Committee of Unsecured Creditors. The Partnership has been advised by the management of Northern Plains and NBP Services that they believe these services will continue to be provided either through a new transition services agreement, from CrossCountry or through agreements with third parties.

      Effective March 31, 2004, the articles of incorporation of Northern Plains, Pan Border and NBP Services were amended to reflect certain shareholder protections that were retained by Enron until distribution of any common stock of CrossCountry pursuant to the Chapter 11 Plan. Northern Plains and Pan Border, subject to applicable fiduciary duties and/or contractual obligations, will need the affirmative vote of Enron to vote its interest at the Partnership Policy Committee to, among other things, (a) enter into any business other than owning and operating natural gas pipeline, coal slurry pipelines, natural gas gathering facilities, midstream gas processing facilities, gas and hydrocarbon liquids storage facilities and related businesses; and (b) enter into any compromise or settlement of any action, suit, litigation, arbitration proceeding or any governmental investigation or audit relating to the assets, liabilities or business of the entities or the Partnership in excess of $2 million.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

      On January 9, 2004, the Bankruptcy Court approved as complete the amended joint Chapter 11 plan and related disclosure statement ("Chapter 11 Plan"). The Chapter 11 Plan has been submitted to the creditors for approval. A number of creditors have filed objections to the Chapter 11 Plan. The Bankruptcy Court rescheduled to June 3, 2004 a hearing on the approval. Under the Chapter 11 Plan, it is anticipated that if CrossCountry is not sold to a third party, as permitted by the Chapter 11 Plan, its shares would be distributed directly or indirectly to creditors of the debtors.

PUBLIC UTILITY HOLDING COMPANY ACT ("PUHCA") REGULATION

      As more fully discussed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003, on March 9, 2004, Enron registered as a holding company under the Public Utility Holding Company Act of 1935 ("PUHCA"). Under PUHCA, the Partnership is a subsidiary of a registered holding company. Immediately after Enron registered, the Securities and Exchange Commission ("SEC") issued an order granting Enron and its subsidiaries authority to undertake certain transactions without further authorization from the SEC under PUHCA ("Omnibus Order").

      Pursuant to the Omnibus Order, the Partnership declared on April 20, 2004 its distribution for the first quarter of 2004, payable on May 14, 2004 to holders of record as of April 30, 2004. Also, in April, the Partnership and Northern Border Pipeline entered into an amendment with the lenders under their respective credit agreements that will allow the Partnership and Northern Border Pipeline, as subsidiaries of a registered holding company, to continue to borrow funds for their existing businesses and for acquisitions as provided for in the Omnibus Order.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

      The statements in this Quarterly Report that are not historical information are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results of the Partnership's operations may differ materially from those expressed in these forward-looking statements. Such forward-looking statements include the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" regarding the Partnership's estimated capital expenditures in 2004. Although the Partnership believes that its expectations regarding future events are based on reasonable assumptions within the bounds of its knowledge of its business, it can give no assurance that its goals will be achieved or that its expectations regarding future developments will be realized. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include developments in the December 2, 2001 filing by Enron of a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code; regulations under PUHCA; industry results; future demand for natural gas; availability of supplies of Canadian natural gas; the ability to settle with the Fort Peck Tribes on rights-of-way and tax issues and to recover the associated costs in pipeline rates; the rate of development, gas quality, and competitive conditions in gas fields near the Partnership's natural gas gathering systems in the Powder River and Williston Basins and its investments in the Powder River and Wind River Basins; regulatory actions and receipt of expected regulatory clearances; renewal of the coal

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONCLUDED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

slurry transportation contract under favorable terms; competitive conditions in the overall natural gas and electricity markets; the ability to market pipeline capacity on favorable terms; performance of contractual obligations by the shippers; prices of natural gas and natural gas liquids; actions by rating agencies; the ability to renegotiate gathering contracts with producers; political and regulatory developments that impact FERC proceedings involving interstate pipelines and the interstate pipelines' success in sustaining their positions in such proceedings; the ability to control operating costs; competitive developments by Canadian and U.S. natural gas transmission peers; and conditions in the capital markets and the ability to access the capital markets.

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

      The Partnership has utilized and expects to continue to utilize derivative financial instruments in the management of interest rate risks and natural gas and natural gas liquids marketing activities to achieve a more predictable cash flow by reducing its exposure to interest rate and price fluctuations. For more information on risk management activities, see Note 2 to the Partnership's consolidated financial statements included elsewhere in this report.

      INTEREST RATE RISK

      The Partnership's interest rate exposure results from variable rate borrowings from commercial banks. To mitigate potential fluctuations in interest rates, the Partnership attempts to maintain a significant portion of its consolidated debt portfolio in fixed rate debt. It also uses interest rate swaps as a means to manage interest expense by converting a portion of fixed rate debt to variable rate debt to take advantage of declining interest rates. At March 31, 2004, the Partnership had $545.0 million of variable rate debt outstanding (approximately 40% of its debt portfolio), $375.0 million of which was previously fixed rate debt that had been converted to variable rate debt through the use of interest rate swaps.

      If average interest rates change by one percent compared to rates in effect as of March 31, 2004, consolidated annual interest expense would change by approximately $5.5 million. This amount has been determined by considering the impact of the hypothetical interest rates on the Partnership's variable rate borrowings outstanding as of March 31, 2004.

      COMMODITY PRICE RISK

      Bear Paw Energy is subject to certain contracts that give it quantities of natural gas and natural gas liquids as partial consideration for processing services. The income and cash flows from these contracts will be impacted by changes in prices for these commodities. Prior to considering the effects of any hedging, for each $0.10 per million British thermal unit change in natural gas prices or for each $0.01 per gallon change in natural gas liquid prices, the Partnership's annual net income would change by approximately $0.3 million. This amount has been determined by considering the impact of the hypothetical commodity prices on Bear Paw Energy's projected gathering and processing volumes for 2004. The Partnership has hedged approximately 55% of its commodity price risk in 2004.

                   PART I. FINANCIAL INFORMATION - (CONCLUDED)

                         ITEM 4. CONTROLS AND PROCEDURES

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

      The Partnership's principal executive officer and principal financial officer have evaluated the effectiveness of the Partnership's "disclosure controls and procedures," as such term is defined in Rule 13(a)-15(e) and Rule 15(d)-15(e) of the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Partnership's disclosure controls and procedures are effective. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls, as of the end of the period covered by this report.

                           PART II. OTHER INFORMATION

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

ITEM 5. Other Information

      In Northern Border Pipeline's pending proceeding before the FERC on procedures for awarding capacity, an order was issued on April 15, 2004 in which the FERC requested comments from interested parties on whether the FERC's current policy on awarding available capacity to a short-haul shipper appropriately balances the risks to the pipeline, bidding shippers and other shippers on the pipeline. Comments are due by June 15, 2004.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

      10.1 First Amendment to the Revolving Credit Agreement dated as of April 9, 2004 between Northern Border Partners, L.P., SUNTRUST BANK and the lenders named therein.

      10.2 First Amendment to the Revolving Credit Agreement dated as of April 9, 2004 between Northern Border Pipeline Company, Bank One, NA and the lenders named therein. (Exhibit No. 10.1 to Northern Border Pipeline Company Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).

      10.3 Agreement between Northern Plains and Northern Border Intermediate Limited Partnership regarding the costs, expenses and expenditures arising under the operating agreement between Northern Plains and Guardian Pipeline, LLC.

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

(b) Reports on Form 8-K.

      1) Northern Border Partners, L.P. filed a Current Report on Form 8-K, dated January 16, 2004, including a copy of a press release announcing the hearing date set for Enron's pending exemption application under Section 3(a)(4) of the Public Utility Holding Company Act and timing of Northern Border Partners' distribution.

                     PART II. OTHER INFORMATION (CONCLUDED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

      2) Northern Border Partners, L.P. filed a Current Report on Form 8-K, dated January 29, 2004, including a copy of a press release announcing Northern Border Partners, L.P. financial results for the fourth quarter of 2003 and 2003 year-end results. The information was furnished under Items 7, 9 and 12 of the Form.

      3) Northern Border Partners, L.P. filed a Current Report on Form 8-K, dated February 9, 2004, including a copy of Northern Border Partners, L.P. press release announcing the declaration of distribution for the fourth quarter of 2003 and developments in Enron's pending exemption application under Section 3(a)(4) of the Public Utility Holding Company Act.

      4) Northern Border Partners, L.P. filed a Current Report on Form 8-K, dated March 10, 2004, including a copy of Northern Border Partners, L.P. press release announcing an order issued by the Securities and Exchange Commission related to Enron Corp.'s registration as a holding company under the Public Utility Holding Company Act of 1935.

      5) Northern Border Partners, L.P. filed a Current Report on Form 8-K, dated March 19, 2004, including a copy of Northern Border Partners, L.P. press release announcing participation in the A.G. Edwards' Energy Conference and reaffirming its earnings guidance for 2004.

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

                                                NORTHERN BORDER PARTNERS, L.P.
                                                (A Delaware Limited Partnership)

Date: May 7, 2004                         By:   /s/ Jerry L. Peters
                                                --------------------------------
                                                Jerry L. Peters
                                                Chief Financial and Accounting
                                                  Officer

                                INDEX TO EXHIBIT

Exhibits                                Description
--------                                -----------
  10.1      First Amendment to the Revolving Credit Agreement dated as of April
            9, 2004 between Northern Border Partners, L.P., SUNTRUST BANK and the lenders named therein.

  10.2      First Amendment to the Revolving Credit Agreement dated as of April
            9, 2004 between Northern Border Pipeline Company, Bank One, NA and the lenders named therein. (Exhibit No. 10.1 to Northern Border
            Pipeline Company Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).

  10.3      Agreement between Northern Plains and Northern Border Intermediate
            Limited Partnership regarding the costs, expenses and expenditures arising under the operating agreement between Northern Plains and Guardian Pipeline, LLC.

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
