Form 10-Q
period 2004-06-30
NORTHERN BORDER PARTNERS LP
filed 2004-08-06
CIK 909281

                      UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended JUNE 30, 2004

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _______ to ________.

                         Commission File Number 1-12202
                         NORTHERN BORDER PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

            Delaware                                    93-1120873
 ----------------------------------         ----------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification
 incorporation or organization)                         Number)

       13710 FNB Parkway
        Omaha, Nebraska                               68154-5200
------------------------------------        ----------------------------------
(Address of principal executive                      (Zip code)
           offices)

                                 (402) 492-7300
               --------------------------------------------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

      The number of common units outstanding as of August 1, 2004 was 46,397,214.

                                     1 OF 35

                NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                    Page No.
                                                                                    --------
PART I.  FINANCIAL INFORMATION

    ITEM 1. Financial Statements

         Consolidated Statement of Income -
            Three Months Ended June 30, 2004 and 2003
            and Six Months Ended June 30, 2004 and 2003                                 3
         Consolidated Statement of Comprehensive Income -
            Three Months Ended June 30, 2004 and 2003
            and Six Months Ended June 30, 2004 and 2003                                 4
         Consolidated Balance Sheet -
            June 30, 2004 and December 31, 2003                                         5
         Consolidated Statement of Cash Flows -
            Six Months Ended June 30, 2004 and 2003                                     6
         Consolidated Statement of Changes in Partners'
            Equity - Six Months Ended June 30, 2004                                     7
         Notes to Consolidated Financial Statements                                     8

    ITEM 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations                              14

    ITEM 3. Quantitative and Qualitative Disclosures About
            Market Risk                                                                31

    ITEM 4. Controls and Procedures                                                    32

PART II. OTHER INFORMATION

    ITEM 1. Legal Proceedings                                                          33

    ITEM 5. Other Information                                                          33

    ITEM 6. Exhibits and Reports on Form 8-K                                           33

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)

                                                THREE MONTHS ENDED        SIX MONTHS ENDED
                                                     JUNE 30,                 JUNE 30,
                                              ----------------------    ----------------------
                                                2004         2003         2004         2003
                                              --------     ---------    ---------    ---------
OPERATING REVENUES                            $ 143,210    $ 134,362    $ 288,351    $ 272,537
                                              ---------    ---------    ---------    ---------
OPERATING EXPENSES
  Product purchases                              23,468       19,211       44,881       40,331
  Operations and maintenance                     29,370       29,966       58,894       58,433
  Depreciation and amortization                  21,423       19,551       43,036       39,537
  Taxes other than income                         8,099        8,730       17,796       18,295
                                              ---------    ---------    ---------    ---------
    Operating expenses                           82,360       77,458      164,607      156,596
                                              ---------    ---------    ---------    ---------
OPERATING INCOME                                 60,850       56,904      123,744      115,941
                                              ---------    ---------    ---------    ---------
INTEREST EXPENSE                                 18,534       20,498       37,102       41,008
                                              ---------    ---------    ---------    ---------
OTHER INCOME (EXPENSE)
  Equity earnings in
    unconsolidated affiliates                     3,602        4,296        9,965       11,923
  Other income                                    1,577          692        2,102        1,395
  Other expense                                    (475)        (263)        (611)      (1,003)
                                              ---------    ---------    ---------    ---------
    Other income, net                             4,704        4,725       11,456       12,315
                                              ---------    ---------    ---------    ---------
MINORITY INTERESTS IN NET INCOME                 12,389       11,285       24,916       22,305
                                              ---------    ---------    ---------    ---------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                            34,631       29,846       73,182       64,943

INCOME TAXES                                      1,366        2,178        3,302        4,031
                                              ---------    ---------    ---------    ---------
INCOME FROM CONTINUING OPERATIONS                33,265       27,668       69,880       60,912

DISCONTINUED OPERATIONS, NET OF TAX                  --        4,445           --        4,476

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE, NET OF TAX                   --           --           --         (643)
                                              ---------    ---------    ---------    ---------

NET INCOME TO PARTNERS                        $  33,265    $  32,113    $  69,880    $  64,745
                                              =========    =========    =========    =========
CALCULATION OF LIMITED PARTNERS'
  INTEREST IN NET INCOME:
    Net income to partners                    $  33,265    $  32,113    $  69,880    $  64,745
    Less: general partners' interest
      in net income                               2,655        2,522        5,377        5,053
                                              ---------    ---------    ---------    ---------
    Limited partners' interest in
      net income                              $  30,610    $  29,591    $  64,503    $  59,692
                                              =========    =========    =========    =========

LIMITED PARTNERS' PER UNIT NET INCOME:
    Income from continuing operations         $    0.66    $    0.56    $    1.39    $    1.26
    Discontinued operations, net of tax              --         0.10           --         0.10
    Cumulative effect of change in
      accounting principle, net of tax               --           --           --        (0.01)
                                              ---------    ---------    ---------    ---------

NET INCOME PER UNIT                           $    0.66    $    0.66    $    1.39    $    1.35
                                              =========    =========    =========    =========

NUMBER OF UNITS USED IN COMPUTATION              46,397       44,875       46,397       44,342
                                              =========    =========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                           THREE MONTHS ENDED          SIX MONTHS ENDED
                                                JUNE 30,                    JUNE 30,
                                         ----------------------      ----------------------
                                          2004           2003          2004          2003
                                         --------      --------      --------      --------
Net income to partners                   $ 33,265      $ 32,113      $ 69,880      $ 64,745
Other comprehensive income:
      Change associated with current
        period hedging transactions           711        (2,841)        1,190        (5,225)
      Change associated with
           current period foreign
           currency translation              (433)       (1,671)         (733)        1,800
                                         --------      --------      --------      --------

Total comprehensive income               $ 33,543      $ 27,601      $ 70,337      $ 61,320
                                         ========      ========      ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                       JUNE 30,     DECEMBER 31,
                                                         2004           2003
                                                      ----------    -----------
ASSETS
CURRENT ASSETS
      Cash and cash equivalents                       $   39,719     $   35,895
      Accounts receivable                                 67,461         61,503
      Materials and supplies, at cost                      6,813          7,826
      Prepaid expenses                                     3,875          6,726
      Other                                                1,858          2,245
                                                      ----------     ----------

           Total current assets                          119,726        114,195
                                                      ----------     ----------

PROPERTY, PLANT AND EQUIPMENT
      Property, plant and equipment                    2,923,783      2,912,055
      Less: Accumulated provision for
           depreciation and amortization                 961,106        919,951
                                                      ----------     ----------

           Property, plant and equipment, net          1,962,677      1,992,104
                                                      ----------     ----------

INVESTMENTS AND OTHER ASSETS
      Investment in unconsolidated affiliates            269,754        268,166
      Goodwill                                           152,782        152,782
      Derivative financial instruments                    11,030         19,553
      Other                                               23,656         23,783
                                                      ----------     ----------
           Total investments and other assets            457,222        464,284
                                                      ----------     ----------
           Total assets                               $2,539,625     $2,570,583
                                                      ==========     ==========

LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
      Current maturities of long-term debt            $    7,848     $    7,740
      Accounts payable                                    55,750         46,532
      Accrued taxes other than income                     28,558         33,708
      Accrued interest                                    13,034         13,206
      Derivative financial instruments                     4,224          5,736
                                                      ----------     ----------

           Total current liabilities                     109,414        106,922
                                                      ----------     ----------

LONG-TERM DEBT, NET OF CURRENT MATURITIES              1,351,608      1,408,246
                                                      ----------     ----------

MINORITY INTERESTS IN PARTNERS' EQUITY                   273,088        240,731
                                                      ----------     ----------

RESERVES AND DEFERRED CREDITS
      Deferred income taxes                                4,892          2,898
      Derivative financial instruments                     1,379             --
      Other                                                8,146         11,213
                                                      ----------     ----------

           Total reserves and deferred credits            14,417         14,111
                                                      ----------     ----------

COMMITMENTS AND CONTINGENCIES (Note 5)

PARTNERS' EQUITY
      General partners                                    15,703         15,902
      Common units (46,397,214 units issued and
           outstanding at June 30, 2004
           and December 31, 2003)                        769,462        779,195
      Accumulated other comprehensive income               5,933          5,476
                                                      ----------     ----------

           Total partners' equity                        791,098        800,573
                                                      ----------     ----------

           Total liabilities and partners' equity     $2,539,625     $2,570,583
                                                      ==========     ==========

      The accompanying notes are an integral part of these consolidated financial statements.

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                     ------------------------
                                                                       2004           2003
                                                                     ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income to partners                                         $  69,880      $  64,745
                                                                     ---------      ---------
      Adjustments to reconcile net income to partners
       to net cash provided by operating activities:
           Depreciation and amortization                                43,219         40,391
           Minority interests in net income                             24,916         22,305
           Provision for regulatory refunds                                 --            261
           Regulatory refunds paid                                          --        (10,261)
           Other reserves and deferred credits                          (3,067)         2,089
           Cumulative effect of change in accounting principle              --            643
           Equity earnings in unconsolidated affiliates                 (9,965)       (12,032)
           Distributions received from unconsolidated affiliates         8,929         12,303
           Changes in components of working capital,
                 net of the effect of the acquired businesses             (608)       (20,774)
           Non-cash losses (gains) from
                 risk management activities                                256           (103)
           Gain on sale of gathering and processing assets                  --         (4,872)
           Other                                                        (3,746)           483
                                                                     ---------      ---------

                      Total adjustments                                 59,934         30,433
                                                                     ---------      ---------

           Net cash provided by operating activities                   129,814         95,178
                                                                     ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Investment in unconsolidated affiliates                               --         (3,068)
      Acquisitions of businesses                                            --       (119,137)
      Sale of gathering and processing assets                              512         40,250
      Capital expenditures for property, plant
           and equipment                                                (9,531)        (9,502)
                                                                     ---------      ---------

           Net cash used in investing activities                        (9,019)       (91,457)
                                                                     ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Cash distributions to Unitholders and
           General Partners                                            (79,812)       (75,361)
      Distributions to Minority Interests                              (31,318)       (22,262)
      Contributions from Minority Interests                             39,000             --
      Issuance of partnership interests, net                                --        102,407
      Issuance of long-term debt                                        90,000        183,000
      Retirement of long-term debt                                    (134,841)      (194,341)
      Proceeds upon termination of derivatives                              --         12,250
                                                                     ---------      ---------

           Net cash provided by (used in)
                 financing activities                                 (116,971)         5,693
                                                                     ---------      ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                  3,824          9,414

Cash and cash equivalents-beginning of period                           35,895         34,689
                                                                     ---------      ---------
Cash and cash equivalents-end of period                              $  39,719      $  44,103
                                                                     =========      =========

Supplemental Disclosures of Cash Flow Information:
      Cash paid for:
           Interest (net of amount capitalized)                      $  39,642      $  44,195
                                                                     =========      =========

      Changes in components of working capital:
           Accounts receivable                                       $  (1,065)     $  (3,293)
           Materials and supplies, prepaid expenses and other            3,539          1,473
           Accounts payable                                              2,240        (13,724)
           Accrued taxes other than income                              (5,150)        (4,059)
           Accrued interest                                               (172)        (1,171)
                                                                     ---------      ---------

                      Total                                          $    (608)     $ (20,774)
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

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           ACCUMULATED
                                                                              OTHER           TOTAL
                                          GENERAL           COMMON        COMPREHENSIVE      PARTNERS'
                                          PARTNERS           UNITS           INCOME           EQUITY
                                          --------         ---------      -------------      ---------
Balance at December 31, 2003              $ 15,902         $ 779,195         $ 5,476         $ 800,573

Net income to partners                       5,377            64,503              --            69,880

Change associated with current
  period hedging transactions                   --                --           1,190             1,190

Change associated with current
  period foreign currency translation           --                --            (733)             (733)

Distributions to partners                   (5,576)          (74,236)             --           (79,812)
                                          --------         ---------         -------         ---------

Balance at June 30, 2004                  $ 15,703         $ 769,462         $ 5,933         $ 791,098
                                          ========         =========         =======         =========

      The accompanying notes are an integral part of these consolidated financial statements.

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

      The consolidated financial statements included herein have been prepared by Northern Border Partners, L.P. (the "Partnership") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. However, the Partnership believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

      The preparation of financial statements in conformity with GAAP requires management to make assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      The Partnership owns a 70% general partner interest in Northern Border Pipeline Company. Crestone Energy Ventures, L.L.C.; Bear Paw Energy, L.L.C.; Border Midstream Services, Ltd.; Midwestern Gas Transmission Company; Viking Gas Transmission Company; and Black Mesa Pipeline, Inc. are wholly owned subsidiaries of the Partnership. The Partnership also owns a 49% common membership interest and a 100% preferred A share interest in Bighorn Gas Gathering, L.L.C.; a 33% interest in Fort Union Gas Gathering, L.L.C.; a 35% interest in Lost Creek Gathering, L.L.C.; a 36% interest in the Gregg Lake/Obed Pipeline; and a 33% interest in Guardian Pipeline L.L.C.

2. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

      The Partnership uses financial instruments in the management of its interest rate and commodity price exposure. A control environment has been established which includes policies and procedures for risk assessment and the approval, reporting and monitoring of financial instrument activities.

      The Partnership records in accumulated other comprehensive income amounts related to terminated interest rate swap agreements for cash flow hedges with such amounts amortized to interest expense over the term of the hedged debt. During the three months and six months ended June 30, 2004, the Partnership amortized approximately $0.6 million and $1.1 million, respectively, related to the terminated interest rate swap agreements, as a reduction to interest expense from accumulated other comprehensive income and expects to amortize comparable amounts in each of the remaining quarters of 2004.

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Northern Border Pipeline has outstanding interest rate swap agreements with notional amounts totaling $225 million that expire in May 2007. Under the interest rate swap agreements, Northern Border Pipeline makes payments to counterparties at variable rates based on the London Interbank Offered Rate and in return receives payments based on a 6.25% fixed rate. At June 30, 2004, the average effective interest rate on Northern Border Pipeline's interest rate swap agreements was 2.46%.

      The Partnership has outstanding interest rate swap agreements with notional amounts totaling $150 million that expire in March 2011. Under the interest rate swap agreements, the Partnership makes payments to counterparties at variable rates based on the London Interbank Offered Rate and in return receives payments based on a 7.10% fixed rate. At June 30, 2004, the average effective interest rate on the Partnership's interest rate swap agreements was 3.70%.

      Both the Partnership's and Northern Border Pipeline's interest rate swap agreements have been designated as fair value hedges as they were entered into to hedge the fluctuations in the market value of the senior notes issued by the Partnership in 2001 and by Northern Border Pipeline in 2002. The accompanying consolidated balance sheet at June 30, 2004, reflects derivative financial instrument assets of approximately $11.0 million and derivative financial instrument liabilities of $1.4 million with a corresponding $9.6 million increase in long-term debt related to the Partnership's and Northern Border Pipeline's fair value hedges.

      The Partnership records in long-term debt amounts received or paid related to terminated or amended interest rate swap agreements for fair value hedges with such amounts amortized to interest expense over the remaining life of the interest rate swap agreement. The Partnership amortized approximately $0.8 million and $1.7 million as a reduction to interest expense in the three months and six months ended June 30, 2004, respectively, and expects to amortize comparable amounts in each of the remaining quarters of 2004.

      Bear Paw Energy periodically enters into commodity derivatives contracts and fixed-price physical contracts. Bear Paw Energy primarily utilizes price swaps and collars, which have been designated as cash flow hedges, to hedge its exposure to gas and natural gas liquid price volatility. During the three months and six months ended June 30, 2004, Bear Paw Energy recognized losses of $2.1 million and $3.4 million, respectively, from the settlement of derivative contracts. Bear Paw Energy also recognized a loss of $0.4 million for ineffective hedges during the three and six months ended June 30, 2004, which is included in operating revenues. At June 30, 2004, Bear Paw Energy reflected a non-cash loss of approximately $4.2 million in derivative financial instruments with a corresponding reduction of $3.6 million in accumulated other comprehensive income. For the remaining quarters in 2004, if prices remain at current levels, Bear Paw Energy expects to reclassify approximately $3.6 million from accumulated other comprehensive income as a reduction to operating revenues. However, this reduction would be offset with increased operating revenues due to the higher prices assumed.

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

      RECONCILIATION OF NET INCOME (LOSS) TO EBITDA

                                             Natural
                             Interstate       Gas
                              Natural       Gathering
                                Gas            and           Coal
 (In thousands)              Pipelines      Processing      Slurry        Other(a)       Total
                             -----------    ----------      ------        --------      -------
 THREE MONTHS ENDED
   JUNE 30, 2004

 Net income (loss)            $33,195        $ 8,242        $  865        ($9,037)      $33,265
 Minority interest             12,389             --            --             --        12,389
 Interest expense, net         10,562            108             2          7,862        18,534
 Depreciation and
  amortization                 16,807          3,850           858             --        21,515
 Income tax                     1,090            113           163             --         1,366
 AFUDC                            (13)            --            --             --           (13)
                              -------        -------        ------        -------       -------

 EBITDA                       $74,030        $12,313        $1,888        ($1,175)      $87,056
                              =======        =======        ======        =======       =======

 THREE MONTHS ENDED
   JUNE 30, 2003

 Net income (loss)            $29,504        $ 6,936        $  761        ($5,088)      $32,113
 Minority interest             11,285             --            --             --        11,285
 Interest expense, net         12,368            155             8          7,967        20,498
 Depreciation and
  amortization                 16,106          3,125           411            361        20,003
 Income tax                     1,910             --           267           (661)        1,516
 AFUDC                            (55)            --            --             --           (55)
                              -------        -------        ------         ------       -------

 EBITDA                       $71,118        $10,216        $1,447         $2,579       $85,360
                              =======        =======        ======         ======       =======

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECONCILIATION OF NET INCOME (LOSS) TO EBITDA

                                                Natural
                                Interstate        Gas
                                 Natural       Gathering
                                   Gas            and             Coal
(In thousands)                  Pipelines      Processing        Slurry          Other(a)          Total
                                --------       ----------        -------         --------         --------
SIX MONTHS ENDED
   JUNE 30, 2004

 Net income (loss)              $ 67,445         $19,631          $1,539         ($18,735)        $ 69,880
 Minority interest                24,916              --              --               --           24,916
 Interest expense, net            21,444             214              11           15,433           37,102
 Depreciation and
  amortization                    33,484           7,599           2,136               --           43,219
 Income tax                        2,637             493             172               --            3,302
 AFUDC                               (57)             --              --               --              (57)
                                --------         -------          ------         --------         --------

 EBITDA                         $149,869         $27,937          $3,858         ($ 3,302)        $178,362
                                ========         =======          ======         ========         ========

 SIX MONTHS ENDED
   JUNE 30, 2003

 Net income (loss)              $ 59,429         $19,131          $1,283         ($15,098)        $ 64,745
 Cumulative effect of
  change in accounting
  principle, net of tax               --              --             434              209              643
 Minority interest                22,305              --              --               --           22,305
 Interest expense, net            24,796             343              16           15,853           41,008
 Depreciation and
  amortization                    32,685           6,233             801              672           40,391
 Income tax                        3,513              --             517             (655)           3,375
 AFUDC                              (150)             --              --               --             (150)
                                --------         -------          ------         --------         --------

 EBITDA                         $142,578         $25,707          $3,051          $   981         $172,317
                                ========         =======          ======         ========         ========

BUSINESS SEGMENT DATA

                                               Natural
                               Interstate        Gas
                                Natural       Gathering
                                 Gas             and             Coal
(In thousands)                 Pipelines      Processing        Slurry          Other (a)         Total
--------------                 ---------      ----------        ------          ---------         -----
THREE MONTHS ENDED
  JUNE 30, 2004

Revenues from
  external customers           $ 94,517         $43,319          $5,374         $     --         $143,210
Operating income (loss)          56,667           4,606           1,022           (1,445)          60,850

THREE MONTHS ENDED
  JUNE 30, 2003

Revenues from
  external customers           $ 93,055         $36,175          $5,132         $     --         $134,362
Operating income (loss)          54,353           3,274           1,040           (1,763)          56,904

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BUSINESS SEGMENT DATA

                                                    Natural
                              Interstate              Gas
                                Natural            Gathering
                                  Gas                 and               Coal
 (In thousands)               Pipelines            Processing          Slurry       Other (a)        Total
 --------------               ---------            ----------          ------       ---------        -----
 SIX MONTHS ENDED
   JUNE 30, 2004

 Revenues from
   external customers          $192,143             $85,428            $10,780       $    --        $288,351
 Operating income (loss)        115,241              10,549              1,716        (3,762)        123,744

 SIX MONTHS ENDED
  JUNE 30, 2003

 Revenues from
   external customers          $185,608             $76,409            $10,520       $    --        $272,537
 Operating income (loss)        108,693               8,423              2,266        (3,441)        115,941

Total assets by segment are as follows:

                                                      June 30,          December 31,
(In thousands)                                          2004               2003
--------------                                       ----------         ------------
Interstate Natural Gas Pipelines                     $1,939,446          $1,970,807
Natural Gas Gathering and Processing                    564,298             565,465
Coal Slurry                                              20,524              21,319
Other (a)                                                15,357              12,992
                                                     ----------         -----------

Total Assets                                         $2,539,625          $2,570,583
                                                     ==========         ===========

(a) Includes other items not allocable to segments.

4. NET INCOME PER UNIT

      Net income per unit is computed by dividing net income, after deduction of the general partners' allocation, by the weighted average number of outstanding common units. The general partners' allocation is equal to an amount based upon their collective 2% general partner interest adjusted for incentive distributions. The distribution to partners amount shown on the accompanying consolidated statement of changes in partners' equity includes incentive distributions to the general partners of approximately $4.0 million.

      On July 20, 2004, the Partnership declared a cash distribution of $0.80 per unit ($3.20 per unit on an annualized basis) for the quarter ended June 30, 2004. The distribution is payable on August 13, 2004, to unitholders of record at July 30, 2004.

                   ITEM 1. FINANCIAL STATEMENTS - (CONCLUDED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. COMMITMENTS AND CONTINGENCIES

      On July 31, 2001, the Assiniboine and Sioux Tribes of the Fort Peck Indian Reservation ("Tribes") filed a lawsuit in Tribal Court against Northern Border Pipeline to collect more than $3 million in back taxes, together with interest and penalties. The lawsuit relates to a utilities tax on certain of Northern Border Pipeline's properties within the Fort Peck Indian Reservation. Since the filing of the lawsuit, the Tribes have continued to assess annual utilities taxes of approximately $1.8 million per year, which remain unpaid. Based upon federal court decisions and other defenses, Northern Border Pipeline believes that the Tribes do not have the authority to impose these taxes. The Tribes and Northern Border Pipeline, through a mediation process, have held settlement discussions and have reached a settlement in principle on pipeline right-of-way lease and taxation issues, subject to final documentation and necessary government approvals. This settlement grants to Northern Border Pipeline, among other things: (i) an option to renew the pipeline right-of-way lease upon agreed terms and conditions on or before April 1, 2011 for a term of 25 years with a renewal right for an additional 25 years; (ii) a right to use additional tribal lands for expanded facilities; and (iii) release and satisfaction of all tribal taxes against Northern Border Pipeline. Upon execution by the parties and approval by the Bureau of Indian Affairs, in consideration of this option and other benefits, Northern Border Pipeline will pay a lump sum amount of $5.9 million and an annual amount of approximately $1.5 million effective April 2004 until April 2011. Northern Border Pipeline intends to seek regulatory recovery of the costs resulting from the settlement. The Partnership believes that the settlement should be executed in the very near future and will be presented to the Bureau of Indian Affairs for approval. The Partnership is unable to predict at this time if or when such approval will be obtained. The Partnership believes that the outcome of this settlement will not have a material adverse impact on the Partnership's results of operations for 2004 or financial position.

      Various legal actions that have arisen in the ordinary course of business are pending. The Partnership believes that the resolution of these issues will not have a material adverse impact on the Partnership's results of operations or financial position.

6. ACCOUNTING PRONOUNCEMENTS

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

      There are several major business drivers that have an impact on the Partnership's business. These factors are discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

Interstate Natural Gas Pipelines

      The interstate natural gas pipelines segment includes the operations of Northern Border Pipeline Company, Midwestern Gas Transmission Company, Viking Gas Transmission Company and a one-third interest in Guardian Pipeline, L.L.C.

      Firm transportation contracts representing approximately 30% of Northern Border Pipeline's contracted capacity, or 778 million cubic feet per day ("MMcf/d"), expire late in 2004. By the end of the second quarter, Northern Border Pipeline successfully extended contracts for approximately 18% of that capacity with existing shippers at maximum transportation rates for terms of at least one year. The remaining 637 MMcf/d of the 2004 expiring capacity is currently available for recontracting. Also, there will be an additional 126 MMcf/d available for recontracting in April 2005.

      Northern Border Pipeline's objective is to recontract the remaining pipeline capacity at maximum transportation rates. Because the current forward basis differentials are currently less than its maximum transportation rate, Northern Border Pipeline may be selling a significant portion of this capacity on a short-term basis. Also, Northern Border Pipeline may be awarding contracts to shippers who bid at maximum transportation rates but for distances less than the full transportation path.

      On July 14, 2004, Northern Border Pipeline announced an open season for a proposed expansion from various receipt points along the pipeline system for deliveries into the Chicago area. The project, with an estimated 130 MMcf/d of capacity, would involve construction of a new compressor station and minor

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

modifications to other compressor stations, and is estimated to cost approximately $20 million. The projected in-service date would be April 1, 2006. Northern Border Pipeline is presently evaluating the bids received.

      On Midwestern Gas Transmission, the Partnership is completing plans for the Eastern Extension Project, which involves the construction of approximately 28 to 30 miles of pipeline, with a capacity of approximately 120 MMcf/d, in a southeasterly direction from Portland, Tennessee with planned interconnects with Columbia Gulf Transmission Company and East Tennessee Pipeline Company. The project is supported by a precedent agreement with an investment grade local distribution company for approximately 120 MMcf/d for a term of 15 years. Pending the receipt of regulatory and other required approvals, the proposed in-service date for the project is November 2006 and project costs are estimated at approximately $22 million to $25 million.

      During the second quarter, Viking Gas Transmission extended contracts with existing shippers for terms ranging from 3 to 5 years. These contracts account for 49 MMcf/d of capacity on Viking and results in Viking being 100% contracted until November 2005. Viking's challenge is the continued recontracting after October 2005 at existing contract levels and transportation rates at the Marshfield delivery point as a result of the Federal Energy Regulatory Commission's ("FERC") approval of ANR Pipeline Company's North Leg Project, which is expected to lessen ANR's pipeline system dependence on Marshfield. This project could cause greater price competition between Canadian gas transported on Viking to ANR versus other supply sources. ANR's project is scheduled to go into service in 2005. Additionally, the Partnership expects other projects may be proposed to further compete for these markets.

Natural Gas Gathering and Processing

      The natural gas gathering and processing segment includes the operations of Bear Paw Energy, L.L.C. and Crestone Energy Ventures, L.L.C. in the United States, as well as the operations of Border Midstream Services, Ltd., the Partnership's Canadian company that owns an interest in a gathering business in Alberta, Canada. In addition, the Partnership's equity interests in Bighorn Gas Gathering, L.L.C., Fort Union Gas Gathering, L.L.C. and Lost Creek Gathering, L.L.C. are included in this segment.

      In the Partnership's wholly-owned gathering assets in the Powder River Basin, gathering volumes in the second quarter of 2004 have increased 5% over volumes gathered in the first quarter 2004. For 2004, with the modest growth in drilling activity and with the smaller declines in well production than anticipated, the Partnership now expects the level of volumes gathered on its wholly-owned assets for 2004 to remain flat or slightly lower than last year. Efforts continue in the renegotiations of certain contracts to mitigate volumetric risk and to reduce operation and maintenance expenses.
Redeployment of unused compression is continuing to be pursued but to date has had minimal impact on financial results.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

      Crestone Energy Ventures holds a 49% common membership interest and a 100% preferred "A" share interest in Bighorn Gas Gathering. Crestone Energy Ventures is engaged in arbitration regarding the determination of 2001 system well connections and corresponding Preferred "A" payments. The arbitration hearing has been completed, with a decision expected in September 2004. The Partnership does not expect the outcome of the arbitration to have a material adverse affect on its 2004 financial results.

      As a result of strong drilling and development by Bear Paw Energy's customers in the Williston Basin, Bear Paw Energy has selectively expanded its facilities and expects moderate growth in this area. The 5 MMcf/d expansion of the Marmarth plant has now been in full operation for this quarter. The project enables the plant to produce a higher grade of product by controlling the maximum ethane-propane mixture. Also, Bear Paw Energy has begun construction activities to expand the northwest portion of its system to accommodate additional volumes in the Bakken Oil Play. It is anticipated that an additional
3.5 MMcf/d will be processed by the Grasslands plant in the first quarter of 2005.

      Border Midstream Services owns an undivided minority interest in the Gregg Lake/Obed Pipeline located in Alberta, Canada. Central Alberta Midstream is the holder of the remaining undivided interest and the operator of the pipeline. In July 2004, Border Midstream Services was informed by Central Alberta Midstream that the payout based upon the original construction costs of the Gregg Lake portion of the pipeline had occurred. As a result, Border Midstream Services now receives 36% of the distributions, which is equal to its ownership interest in the entire Gregg Lake/Obed Pipeline. Border Midstream Services had previously received 63% of the cash distributions. This reduction in distributions is approximately $0.5 million per quarter.

Coal Slurry Pipeline

      This segment includes Black Mesa Pipeline Company. As previously reported, a new water source is one of several issues that must be resolved regarding the future of the Mohave Generating Station and the Black Mesa pipeline. A memorandum of understanding regarding the evaluation of a new water source has been negotiated by the parties. A new water source has been identified and work is underway to complete the necessary environmental and technical studies. The California Public Utility Commission recently held hearings to discuss the issues surrounding the future of the Mohave Generating Station and the Black Mesa pipeline. Should the hearings result in a decision to move forward, it appears likely that there will be a temporary shutdown of the Mohave Generating Station and the Black Mesa pipeline from 2006-2009. The Partnership anticipates that the capital expenditures for the Black Mesa refurbishment project will be in the range of $175 million to $200 million. The Partnership expects that this expenditure will be supported by revenues from a new transportation contract. If efforts to resolve these issues are not successful and the Mohave Generating Station is permanently closed, it would be necessary to shut down Black Mesa Pipeline in 2006.

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

      The interstate natural gas pipelines' accounting policies conform to Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, certain assets that result from the regulated ratemaking process are recorded that would not be recorded under accounting principles generally accepted in the United States of America for nonregulated entities. The Partnership continually assesses whether the future recovery of the regulatory assets is probable by considering such factors as regulatory changes and the impact of competition. If future recovery ceases to be probable, the Partnership would be required to write-off the regulatory assets at that time. At June 30, 2004, the Partnership has recorded regulatory assets of $8.3 million, which are being recovered from the pipelines' shippers over varying periods of time.

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

      The Partnership's accounting for financial instruments is in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. At June 30, 2004, the consolidated balance sheet included assets from derivative financial instruments of $11.0 million and liabilities from derivative financial instruments of $5.6 million.

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

RESULTS OF OPERATIONS

      The Partnership's income from continuing operations was $33.3 million in the second quarter of 2004 or $0.66 per unit as compared to $27.7 million in 2003 or $0.56 per unit. The $5.6 million increase in 2004 over 2003 is primarily due to a $3.7 million increase in income from the interstate natural gas pipelines segment and a $1.3 million increase in income from the natural gas gathering and processing segment. In June 2003, the Partnership sold its Gladys and Mazeppa processing plants located in Alberta, Canada. The operating results for these plants and their sale are classified as discontinued operations. The Partnership's consolidated income statement reflects discontinued operations of $4.4 million in the second quarter of 2003, which

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

include an after-tax gain of $4.9 million on the sale of the Gladys and Mazeppa processing plants.

      The Partnership's income from continuing operations was $69.9 million in the six months ended June 30, 2004, or $1.39 per unit as compared to $60.9 million in 2003 or $1.26 per unit. The $9.0 million increase in 2004 over 2003 is primarily due to a $8.0 million increase in income from the interstate natural gas pipelines segment. The Partnership's consolidated income statement reflects discontinued operations of $4.5 million in the six months ended June 30, 2003, which include an after-tax gain of $4.9 million on the sale of the Gladys and Mazeppa processing plants. The Partnership's consolidated income statement also reflects a reduction to net income of $0.6 million for the six months ended June 30, 2003, due to a cumulative effect of change in accounting principle, which resulted from adopting SFAS No. 143, "Accounting for Asset Retirement Obligations."

      The following table summarizes financial and other information by business segment for the three and six months ended June 30, 2004 and 2003 (in thousands):

                                              Three Months Ended     Six Months Ended
                                                    June 30,             June 30,
                                              ------------------    -----------------
                                                2004       2003       2004      2003
                                              --------   --------   --------   -------
Operating revenues:
 Interstate Natural Gas Pipelines             $ 94,517   $ 93,055   $192,143   $185,608
 Natural Gas Gathering and Processing           43,319     36,175     85,428     76,409
 Coal Slurry                                     5,374      5,132     10,780     10,520
                                              --------   --------   --------   --------
   Total operating revenues                    143,210    134,362    288,351    272,537
                                              --------   --------   --------   --------
Operating income (loss):
 Interstate Natural Gas Pipelines               56,667     54,353    115,241    108,693
 Natural Gas Gathering and Processing            4,606      3,274     10,549      8,423
 Coal Slurry                                     1,022      1,040      1,716      2,266
 Other                                          (1,445)    (1,763)    (3,762)    (3,441)
                                              --------   --------   --------   --------
   Total operating income                       60,850     56,904    123,744    115,941
                                              --------   --------   --------   --------

Income (loss) from continuing operations:
 Interstate Natural Gas Pipelines               33,195     29,504     67,445     59,429
 Natural Gas Gathering and Processing            8,242      6,936     19,631     19,131
 Coal Slurry                                       865        761      1,539      1,717
 Other                                          (9,037)    (9,533)   (18,735)   (19,365)
                                              --------  --------     --------  --------

   Total income from
     continuing operations                      33,265     27,668     69,880     60,912
                                              --------  --------    --------   --------

Discontinued operations, net of tax                 --      4,445         --     4,476
Cumulative effect of change in
 accounting principle, net of tax                   --         --         --       (643)
                                              --------  --------    --------   --------

Net income                                    $ 33,265  $ 32,113    $ 69,880   $ 64,745
                                              ========  ========    ========   ========

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

                                                        Three Months Ended             Six Months Ended
                                                             June 30,                      June 30,
                                                      ----------------------        ----------------------
                                                       2004            2003          2004           2003
                                                      -------        -------        -------        -------
Operating data (1):
 Interstate Natural Gas Pipelines:
   Million cubic feet of gas delivered                272,763        275,716        575,578        555,889
   Average daily throughput (MMcf/d)                    3,065          3,101          3,237          3,205
 Natural Gas Gathering and Processing:
   Gathering (MMcf/d)                                   1,178          1,111          1,134          1,132
   Processing (MMcf/d)                                     56             52             53             51
 Coal Slurry:
   Thousands of tons of coal shipped                      975            728          2,129          1,857

(1) Operating data includes 100% of the volumes for joint venture and equity investments as well as for wholly owned subsidiaries.

      Below is a detailed analysis of the results of operations for each of the Partnership's operating segments.

SECOND QUARTER 2004 COMPARED WITH SECOND QUARTER 2003

INTERSTATE NATURAL GAS PIPELINES

      The interstate natural gas pipelines segment reported income of $33.2 million in the second quarter of 2004 as compared to $29.5 million in the second quarter of 2003. Income for the interstate natural gas pipeline segment reflects a $2.6 million increase in Northern Border Pipeline's income and a $0.8 million increase in Midwestern Gas Transmission's income. The increase in Northern Border Pipeline's income was primarily due to a $0.9 million increase in operating revenues, a $0.6 million decrease in operations and maintenance expense and a $1.7 million decrease in interest expense (a combined $2.2 million impact on continuing operations after minority interest). The increase in Midwestern Gas Transmission's income was primarily due to a $0.4 million increase in operating revenues.

      Operating revenues were $94.5 million in the second quarter of 2004 as compared to $93.1 million in 2003. The increase in operating revenues in 2004 over 2003 resulted from a $0.9 million increase in Northern Border Pipeline's revenues and a $0.4 million increase in Midwestern Gas Transmission's revenues. The increase in Northern Border Pipeline's revenues was due to a couple of factors. Under a condition of Northern Border Pipeline's previous rate case settlement, it was required to share interruptible transportation and new services revenues with its shippers. This condition expired in October 2003 and allowed Northern Border Pipeline to realize an additional $0.6 million of revenue during the second quarter of 2004. During the quarter, Northern Border Pipeline was able to generate and retain additional revenue from the sale of short-term capacity, which represented approximately $0.3 million of the increase. Midwestern Gas Transmission's revenue increased primarily due to operational sales of gas.

      Operations and maintenance expense was $13.9 million in the second quarter of 2004 as compared to $14.9 million in 2003. During the second quarter of 2004, the interstate pipelines reduced their operations and maintenance expense by approximately $1.3 million related to the settlement of previously accrued

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

charges for administrative services provided by Northern Plains Natural Gas, the pipelines' operator, and its affiliates. Partially offsetting this reduction was $0.7 million of accrued expense for the option to renew a pipeline right-of-way lease with the Fort Peck Indian Reservation (see Note 5 - Notes to Consolidated Financial Statements).

      Interest expense was $10.6 million in the second quarter of 2004 as compared to $12.3 million in 2003. The decrease in interest expense in 2004 from 2003 was primarily due to a decrease in average debt outstanding for Northern Border Pipeline.

      Minority interests in net income, which represent the 30% minority interest in Northern Border Pipeline, were $12.4 million in the second quarter of 2004 as compared to $11.3 million in 2003. The increase in 2004 over 2003 was due to increased net income for Northern Border Pipeline.

NATURAL GAS GATHERING AND PROCESSING

      The natural gas gathering and processing segment reported income of $8.2 million in the second quarter of 2004 as compared to $6.9 million in 2003. The increase is primarily due to higher natural gas and natural gas liquids prices and increased gathering and processing volumes in the Williston Basin partially offset by lower gathering volumes in the Powder River Basin and higher depreciation expense.

      Operating revenues were $43.3 million in the second quarter of 2004 as compared to $36.2 million in 2003. The increase in revenues reflects an increase in realized prices for natural gas and natural gas liquids and increased gathering and processing volumes in the Williston Basin partially offset by lower gathering volumes in the Powder River Basin.

      Product purchases were $23.5 million in the second quarter of 2004 as compared to $19.2 million in 2003. Under certain gathering and processing agreements in the Williston Basin, Bear Paw Energy purchases raw natural gas from producers at a price tied to a percentage of the price for which it sells extracted natural gas and natural gas liquids. Total revenues from the sale of these products are included in operating revenues. Amounts paid to the producers to purchase their raw natural gas are reflected in product purchases. The increase in 2004 over 2003 is primarily due to an increase in natural gas and natural gas liquid prices and increased volumes processed.

      Depreciation and amortization expense was $3.9 million in the second quarter of 2004 as compared to $3.1 million in 2003. As discussed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003, the Partnership determined it was appropriate to shorten the useful life of its low-pressure gas gathering assets in the Powder River Basin from 30 to 15 years, which increased depreciation expense in the second quarter of 2004.

COAL SLURRY

      The coal slurry pipeline segment reported income from continuing operations of $0.9 million in the second quarter of 2004 on revenues of $5.4 million. In the second quarter of 2003, the segment reported income from continuing

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

operations of $0.8 million on revenues of $5.1 million. The increase in income in the second quarter of 2004 as compared to 2003 was primarily due to a $0.3 million increase in revenues combined with a $0.2 million decrease in operations and maintenance expense partially offset by a $0.4 million increase in depreciation and amortization expense. Depreciation and amortization expense for the coal slurry pipeline was $0.8 million in the second quarter of 2004 as compared to $0.4 million in 2003. The Partnership determined it was appropriate to shorten the useful life of certain of its coal slurry assets to correspond with the expiration of the existing coal slurry transportation agreement in 2005. The impact of the shorter life will increase annual depreciation in 2004 by approximately $1.8 million over 2003.

OTHER

      Items not attributable to any segment include certain of the Partnership's general and administrative expenses, interest expense on the Partnership's debt and other income and expense items. The general and administrative expenses not allocated to any segment were $1.4 million in the second quarter of 2004 as compared to $1.7 million in 2003. The decrease was primarily due to a $0.5 million reduction related to the settlement of previously accrued charges for administrative services provided by Northern Plains Natural Gas and its affiliates.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2003

INTERSTATE NATURAL GAS PIPELINES

      The interstate natural gas pipelines segment reported income of $67.4 million in the six months ended June 30, 2004, as compared to $59.4 million in 2003. Income for the interstate natural gas pipeline segment reflects a $6.1 million increase in Northern Border Pipeline's income and a $1.5 million increase in Viking Gas Transmission's income. The increase in Northern Border Pipeline's income was primarily due to a $4.3 million increase in operating revenues and a $3.3 million decrease in interest expense (a combined $5.3 million impact on continuing operations after minority interest). As discussed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003, the Partnership acquired all of the common stock of Viking Gas Transmission on January 17, 2003. The increase in Viking Gas Transmission's income in 2004 was primarily due to 2003 including operating results starting with the January 17 acquisition date.

      Operating revenues were $192.1 million in the six months ended June 30, 2004 as compared to $185.6 million in 2003. The increase in operating revenues in 2004 over 2003 resulted from a $4.3 million increase in Northern Border Pipeline's revenues and a $1.9 million increase in Viking Gas Transmission's revenues. The increase in Northern Border Pipeline's revenues was due to several factors. Northern Border Pipeline was able to generate and retain additional revenue from the sale of short-term capacity, which represented approximately $2.1 million of the increase. Under a condition of Northern Border Pipeline's previous rate case settlement, it was required to share interruptible transportation and new services revenues with its shippers. This

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

condition expired in October 2003 and allowed Northern Border Pipeline to realize an additional $1.3 million of revenue during the six months ended June 30, 2004. The leap year added an additional day of transportation, which approximated $0.9 million of the revenue increase. Viking Gas Transmission's revenue was higher in 2004 because 2003 does not reflect revenue prior to the January 17 acquisition date.

      Interest expense was $21.4 million in the six months ended June 30, 2004 as compared to $24.8 million in 2003. The decrease in interest expense in 2004 from 2003 was primarily due to a decrease in average debt outstanding as well as a decrease in average interest rates for Northern Border Pipeline.

      Minority interests in net income, which represent the 30% minority interest in Northern Border Pipeline, were $24.9 million in the six months ended June 30, 2004 as compared to $22.3 million in 2003. The increase in 2004 over 2003 was due to increased net income for Northern Border Pipeline.

NATURAL GAS GATHERING AND PROCESSING

      The natural gas gathering and processing segment reported income of $19.6 million in the six months ended June 30, 2004, as compared to $19.1 million in 2003. The increase is primarily due to higher natural gas and natural gas liquids prices and increased gathering and processing volumes in the Williston Basin partially offset by lower gathering volumes in the Powder River Basin and higher depreciation expense.

      Operating revenues were $85.4 million in the six months ended June 30, 2004, as compared to $76.4 million in 2003. The increase in revenues reflects an increase in realized prices for natural gas and natural gas liquids and increased gathering and processing volumes in the Williston Basin partially offset by lower gathering volumes in the Powder River Basin.

      Product purchases were $44.9 million in the six months ended June 30, 2004, as compared to $40.3 million in 2003. Under certain gathering and processing agreements in the Williston Basin, Bear Paw Energy purchases raw natural gas from producers at a price tied to a percentage of the price for which it sells extracted natural gas and natural gas liquids. Total revenues from the sale of these products are included in operating revenues. Amounts paid to the producers to purchase their raw natural gas are reflected in product purchases. The increase in 2004 over 2003 is primarily due to an increase in natural gas and natural gas liquid prices and increased volumes processed.

      Depreciation and amortization expense was $7.6 million in the six months ended June 30, 2004, as compared to $6.2 million in 2003. As discussed previously, the Partnership determined it was appropriate to shorten the useful life of its low-pressure gas gathering assets in the Powder River Basin from 30 to 15 years, which increased depreciation expense.

COAL SLURRY

      The coal slurry pipeline segment reported income from continuing operations of $1.5 million in the six months ended June 30, 2004, on revenues of $10.8 million. In the six months ended June 30, 2003, the segment reported income

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

from continuing operations of $1.7 million on revenues of $10.5 million. The $0.2 million decrease in income from continuing operations was primarily due to higher depreciation expense of $1.3 million partially offset by higher revenues of $0.3 million and lower operations and maintenance expense of $0.5 million. Depreciation and amortization expense for the coal slurry pipeline was $2.1 million in the six months ended June 30, 2004, as compared to $0.8 million in 2003. The Partnership determined it was appropriate to shorten the useful life of certain of its coal slurry assets to correspond with the expiration of the existing coal slurry transportation agreement in 2005. The impact of the shorter life will increase annual depreciation in 2004 by approximately $1.8 million over 2003.

OTHER

      Items not attributable to any segment include certain of the Partnership's general and administrative expenses, interest expense on the Partnership's debt and other income and expense items. The general and administrative expenses not allocated to any segment were $3.7 million in the six months ended June 30, 2004, as compared to $3.4 million in 2003. The increase in expense between 2003 and 2004 was primarily related to increased insurance of $0.8 million partially offset by a $0.5 million reduction related to the settlement of previously accrued charges for administrative services provided by Northern Plains Natural Gas and its affiliates.

LIQUIDITY AND CAPITAL RESOURCES

DEBT AND CREDIT FACILITIES

      The Partnership's debt and credit facilities outstanding at June 30, 2004, are as follows:

                                                              Payments Due by Period
                                                        -------------------------------
                                                        Current Portion
                                                           (Less Than        Long-Term
                                           Total             1 Year)          Portion
                                         ----------     ---------------      ----------
                                                        (In Thousands)
Northern Border Pipeline
  $175 million Pipeline Credit
    Agreement, due 2005                  $       --        $       --        $       --
  6.25% Senior Notes due 2007               225,000                --           225,000
  7.75% Senior Notes due 2009               200,000                --           200,000
  7.50% Senior Notes due 2021               250,000                --           250,000
Viking Gas Transmission
  Series A, B, C and D Senior
    Notes, average 7.41%,
    due 2008 to 2014                         33,281             4,760            28,521
Northern Border Partners, L.P.
  $275 million Partnership Credit
    Agreement, average 2.27%,
    due 2007                                136,000                --           136,000
  8 7/8% Senior Notes due 2010              250,000                --           250,000
  7.10% Senior Notes due 2011               225,000                --           225,000
                                         ----------        ----------        ----------

Total                                    $1,319,281        $    4,760        $1,314,521
                                         ==========        ==========        ==========

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

      Northern Border Pipeline has outstanding interest rate swap agreements with notional amounts totaling $225 million that expire in May 2007. Under the interest rate swap agreements, Northern Border Pipeline makes payments to counterparties at variable rates based on the London Interbank Offered Rate and in return receives payments based on a 6.25% fixed rate. At June 30, 2004, the average effective interest rate on Northern Border Pipeline's interest rate swap agreements was 2.46%.

      The Partnership has outstanding interest rate swap agreements with notional amounts totaling $150 million that expire in March 2011. Under the interest rate swap agreements, the Partnership makes payments to counterparties at variable rates based on the London Interbank Offered Rate and in return receives payments based on a 7.10% fixed rate. At June 30, 2004, the average effective interest rate on the Partnership's interest rate swap agreements was 3.70%.

      Short-term liquidity needs will be met by operating cash flows and through the Partnership Credit Agreement and the Pipeline Credit Agreement. Long-term capital needs may be met through the Partnership's ability to issue long-term indebtedness as well as additional limited partner interests.

CASH FLOWS FROM OPERATING ACTIVITIES

      Cash flows provided by operating activities were $129.8 million in the six months ended June 30, 2004, as compared to $95.2 million for the comparable period in 2003. The increase in operating revenues and lower interest expense in 2004 as compared to 2003 contributed to the increase in operating cash flow. These increases were partially offset by higher product purchases and a decrease in distributions received from unconsolidated affiliates in 2004 as compared to 2003. Operating cash flows in 2003 reflect Northern Border Pipeline's refund to its shippers for $10.3 million. In addition, operating cash flows in 2003 were also decreased due to payments made to NBP Services Corp. for administrative services provided prior to 2003 of approximately $5.6 million and had been reduced approximately $9.5 million due to Northern Border Pipeline's discontinuance of certain shipper transportation prepayments.

CASH FLOWS FROM INVESTING ACTIVITIES

      Cash used in investing activities was $9.0 million in the six months ended June 30, 2004, as compared to $91.5 million in 2003. The results for 2003 included the acquisition of Viking Gas Transmission in January and the sale of the Gladys and Mazeppa processing plants in June. Acquisitions of businesses were $119.1 million in the six months ended June 30, 2003, which represents the net cash paid to acquire Viking Gas Transmission. Sale of gathering and processing assets were $40.3 million in the six months ended June 30, 2003, due to the sale of the Gladys and Mazeppa processing plants.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

      The investment in unconsolidated affiliates was $3.1 million in the six months ended June 30, 2003, which primarily represents capital contributions to Guardian Pipeline. No capital contributions have been required in 2004.

      Capital expenditures were $9.5 million in the six months ended June 30, 2004, which included $5.6 million for the interstate natural gas pipelines segment, $2.4 million for the natural gas gathering and processing segment and $1.5 million for the coal slurry pipeline segment. For 2003, capital expenditures were $9.5 million, which included $4.5 million for the interstate natural gas pipelines segment, $3.6 million for the natural gas gathering and processing segment and $1.4 million for the coal slurry pipeline segment.

      Total capital expenditures for 2004 are estimated to be $50 million. Capital expenditures for the interstate pipelines are estimated to be $19 million, including approximately $14 million for Northern Border Pipeline. Northern Border Pipeline currently anticipates funding its 2004 capital expenditures primarily by borrowing on its credit facility and using operating cash flows. Capital expenditures for natural gas gathering and processing facilities are estimated to be $29 million for 2004. Funds required to meet the capital requirements for 2004 are anticipated to be provided from the Partnership's credit facility, issuance of additional limited partnership interests and operating cash flows.

CASH FLOWS FROM FINANCING ACTIVITIES

      Cash flows used in financing activities were $117.0 million in the six months ended June 30, 2004, as compared to cash provided by financing activities of $5.7 million in 2003. Cash distributions to unitholders and general partners in 2004 and 2003 were $79.8 million and $75.4 million, respectively. The increase in 2004 over 2003 is due to an increase in the number of common units outstanding.

      In the six months ended June 30, 2004, Northern Border Pipeline received equity contributions from its general partners including $39.0 million from its minority interest holder. Northern Border Pipeline's distributions to its minority interest holder increased $9.1 million. Effective January 1, 2004, Northern Border Pipeline changed its cash distribution policy. Cash distributions will be equal to 100% of distributable cash flow as determined from Northern Border Pipeline's financial statements based upon earnings before interest, taxes, depreciation and amortization less interest expense and less maintenance capital expenditures.

      During the six months ended June 30, 2003, the Partnership issued additional partnership interests of $102.4 million, which were primarily used to repay indebtedness outstanding.

      For the six months ended June 30, 2004, borrowings on long-term debt totaled $90.0 million, which were primarily used for the Partnership's equity contribution to Northern Border Pipeline. For 2003, borrowings on long-term debt totaled $183.0 million, which were primarily used for the acquisition of Viking Gas Transmission. Total repayments of debt in the six months ended June 30, 2004 and 2003, were $134.8 million and $194.3 million, respectively.

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

THE IMPACT OF ENRON'S CHAPTER 11 FILING ON THE PARTNERSHIP'S BUSINESS

      As discussed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003, on December 2, 2001, Enron Corp. and certain of its wholly owned subsidiaries filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Refer to the Form 10-K for the year ended December 31, 2003 for the full discussion of impacts of Enron's Chapter 11 Filing on the Partnership's business.

      On March 31, 2004, Enron transferred its ownership interest in Northern Plains Natural Gas Company, Pan Border Gas Company and NBP Services Corporation to CrossCountry Energy, LLC ("CrossCountry"). In addition, CrossCountry and Enron entered into a transition services agreement pursuant to which Enron will provide to CrossCountry, on an interim, transitional basis, various services, including but not limited to (i) information technology services, (ii) accounting system usage rights and administrative support and (iii) payroll, employee benefits and administrative services. In turn, these services are provided to the Partnership and its subsidiaries through Northern Plains and NBP Services. The agreement terminates on the earlier of a sale of CrossCountry or December 31, 2004. The agreement may be extended by mutual agreement of the parties and approval of Enron's Official Committee of Unsecured Creditors.

      On June 24, 2004, Enron announced that it had reached an agreement with a joint venture of Southern Union Company and GE Commercial Finance Energy Financial Services ("Southern Union/GE Joint Venture") for the sale of CrossCountry. The bid of Southern Union/GE Joint Venture will be the "stalking horse" for an auction of CrossCountry. The Bankruptcy Court approved the bidding procedures. Bids are due August 23, 2004 for the September 1, 2004 auction. The Bankruptcy Court is scheduled to approve the winning bid on September 9, 2004. The sale of CrossCountry, which is subject to certain regulatory and governmental approvals, is expected to close by mid-December 2004. Enron has agreed to provide certain transition services for a period of six months from the closing date, consistent with terms of the agreement between Enron and Southern Union/GE Joint Venture. Once the buyer has been approved and the terms of that extended transition services agreement are known, Northern Plains and NBP Services will advise the Partnership on any impacts to resources, systems and timing of the services provided to the Partnership.

      As previously reported in the Partnership's Form 10-K for the year ended December 31, 2003, on December 31, 2003, Enron filed a motion seeking approval of the Bankruptcy Court to provide additional funding to, and for authority to terminate, the Enron Corp. Cash Balance Plan ("Cash Balance Plan") and certain other defined benefit plans of Enron's affiliates (collectively the "Plans") in "standard terminations" within the meaning of Section 4041 of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Such standard

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

terminations would satisfy all of the obligations of Enron and its affiliates with respect to funding liabilities under the Plans. In addition, a standard termination would eliminate the contingent claims of the Pension Benefit Guaranty Corporation ("PBGC") against Enron and its affiliates with respect to funding liabilities under the Plans. On January 30, 2004, the Bankruptcy Court entered an order authorizing the termination, additional funding and other actions necessary to effect the relief requested. Pursuant to the Bankruptcy Court order, any contributions to the Plans are subject to the prior receipt of a favorable determination by the Internal Revenue Service that the Plans are tax-qualified as of their respective dates of termination.

      On June 2, 2004, the PBGC issued a notice to Enron stating that it had determined that the Plans will be unable to pay benefits when due and should be terminated in order to protect the interests of the participants in the Plans, and/or that the risk of loss to the PBGC would increase unreasonably if the Plans were not so terminated. On June 3, 2004, the PBGC filed a complaint in the District Court for the Southern District of Texas against Enron as the sponsor and/or administrator of the Plans (the "Action") which complaint was served on Enron on July 19, 2004. By filing the Action, the PBGC is seeking an order (i) terminating the Plans; (ii) appointing the PBGC the statutory trustee of the Plans; (iii) requiring transfer to the PBGC of all records, assets or other property of the Plans required to determine the benefits payable to the Plans' participants; and (iv) establishing June 2, 2004 as the termination date of the Plans.

      Enron management previously informed Northern Plains Natural Gas Company and NBP Services Corporation that Enron will seek funding contributions from each member of its ERISA controlled group of corporations that employs, or employed, individuals who are, or were, covered under the Cash Balance Plan. Northern Plains and NBP Services are considered members of Enron's ERISA controlled group of corporations. As of December 31, 2003, an amount of approximately $6.2 million was estimated for Northern Plains' and NBP Services' proportionate share of the up to $200 million estimated termination costs for the Plans authorized by the Bankruptcy Court order. Under the operating agreement with Northern Plains and the administrative agreement with NBP Services, these costs may be the Partnership's responsibility. In December of 2003, the Partnership accrued $6.2 million to satisfy claims of reimbursement for these termination costs. While the claims for reimbursement cannot be determined at this time, they could be less than the amount accrued.

      The Action and the possible consequences of an adverse determination of the Action have the potential to increase the costs of the termination of the Plans and potentially the estimated share of Northern Plains' and NBP Services' termination costs. Enron and its affiliates have taken certain steps to protect non-debtor interests and the acquirers of such interests that should limit the impact of the Action on Northern Plains and NBP Services. First, pursuant to the modified Fifth Amended Joint Plan of Reorganization, filed with the Bankruptcy Court on June 1, 2004, Enron and its affiliated debtors have agreed to escrow $200 million for the costs associated with the termination of the Plans. Second, pursuant to the Amended and Restated Contribution and Separation Agreement dated as of March 31, 2004, which provided for the contribution of certain

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

equity interests to CrossCountry, Enron and its affiliated debtors have agreed to indemnify Northern Plains and NBP Services against claims of any joint and several liability for the termination costs of the Cash Balance Plan.

      Under the agreement reached with Enron and Southern Union/GE Joint Venture for the sale of CrossCountry, from June 24, 2004, neither Northern Plains, nor NBP Services nor the Partnership will be required to contribute to, or otherwise be liable for any contributions to Enron in connection with, the Cash Balance Plan. The purchase price under the agreement shall be deemed to include all contributions which otherwise would have been allocable from Enron to Northern Plains and NBP Services.

      The Partnership does not believe at this time that it will be subject to any increased liability as a result of the PBGC's filing of the Action; however, the Partnership cannot now determine the effect, if any, on it if the PBGC receives a favorable ruling on its Action. Furthermore, while the final amounts chargeable to the Partnership under the operating and administrative services agreements for the termination of the Cash Balance Plan cannot be determined at this time, the Partnership believes the ultimate settlement of this matter will not have a material adverse effect on its results of operations.

      On July 15, 2004, the Bankruptcy Court approved the amended joint Chapter 11 plan and related disclosure statement ("Chapter 11 Plan"). Under the approved Chapter 11 Plan, assuming the previously announced sales of Portland General Electric and CrossCountry are consummated, Enron creditors, which should include subsidiaries of the Partnership, will receive a combination of cash and equity of Prisma Energy International, Enron's international energy asset business. The Partnership anticipates realizing income in 2004 or 2005 of $2 million to $4 million related to adjustments to reserves for certain claims filed in the Enron bankruptcy proceedings. Currently, the Partnership has fully reserved these claims. However, the Chapter 11 Plan has not yet become effective and a number of parties have filed Notices of Appeal, which could delay the effective date and/or change the terms of the Plan. There can be no assurances on the amounts of the claims recovered or timing of distributions under the Chapter 11 Plan.

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

      Pursuant to the Omnibus Order, the Partnership declared on July 20, 2004 its distribution for the second quarter of 2004, payable on August 13, 2004 to holders of record as of July 30, 2004.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONCLUDED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

      The statements in this Quarterly Report that are not historical information are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results of the Partnership's operations may differ materially from those expressed in these forward-looking statements. Such forward-looking statements include, among other things, the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" regarding the Partnership's estimated capital expenditures in 2004. Although the Partnership believes that its expectations regarding future events are based on reasonable assumptions within the bounds of its knowledge of its business, it can give no assurance that its goals will be achieved or that its expectations regarding future developments will be realized. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, among other things, developments in the December 2, 2001 filing by Enron of a voluntary petition for bankruptcy, including Bankruptcy Court approval of the sale of CrossCountry, and the outcome of Enron's Chapter 11 process; regulations under PUHCA; industry results; ability to recontract available capacity at maximum transportation rates on Northern Border Pipeline; future demand for natural gas; availability of supplies of Canadian natural gas; the ability to settle with the Fort Peck Tribes on rights-of-way and tax issues and to recover the associated costs in pipeline rates; the rate of development, gas quality, and competitive conditions in gas fields near the Partnership's natural gas gathering systems in the Powder River and Williston Basins and its investments in the Powder River and Wind River Basins; regulatory actions and receipt of expected regulatory clearances; renewal of the coal slurry transportation contract under favorable terms; competitive conditions in the overall natural gas and electricity markets; the ability to market pipeline capacity on favorable terms; performance of contractual obligations by the shippers; prices of natural gas and natural gas liquids; actions by rating agencies; the ability to renegotiate gathering contracts with producers; political and regulatory developments that impact FERC proceedings involving interstate pipelines and the interstate pipelines' success in sustaining their positions in such proceedings; timely receipt of FERC approval and other regulatory approvals of the new projects on the interstate pipelines; the ability to control operating costs; competitive developments by Canadian and U.S. natural gas transmission peers; and conditions in the capital markets and the ability to access the capital markets.

      These and other risks are described in greater detail in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors and Information Regarding Forward-Looking Statements" included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003. All forward-looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by these factors. Other than as required under the securities laws, the Partnership does not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

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

      The Partnership has utilized and expects to continue to utilize derivative financial instruments in the management of interest rate risks and natural gas and natural gas liquids marketing activities to achieve a more predictable cash flow by reducing its exposure to interest rate and commodity price fluctuations. For more information on risk management activities, see Note 2 to the Partnership's consolidated financial statements included elsewhere in this report.

      INTEREST RATE RISK

      The Partnership's interest rate exposure results from variable rate borrowings from commercial banks. To mitigate potential fluctuations in interest rates, the Partnership attempts to maintain a significant portion of its consolidated debt portfolio in fixed rate debt. It also uses interest rate swaps as a means to manage interest expense by converting a portion of fixed rate debt to variable rate debt to take advantage of declining interest rates. At June 30, 2004, the Partnership has $511.0 million of variable rate debt outstanding (approximately 39% of its debt portfolio), $375.0 million of which is previously fixed rate debt that has been converted to variable rate debt through the use of interest rate swaps.

      If average interest rates change by one percent compared to rates in effect as of June 30, 2004, consolidated annual interest expense would change by approximately $5.1 million. This amount has been determined by considering the impact of the hypothetical interest rates on the Partnership's variable rate borrowings outstanding as of June 30, 2004.

      COMMODITY PRICE RISK

      Bear Paw Energy is subject to certain contracts that give it quantities of natural gas and natural gas liquids as partial consideration for processing services. The income and cash flows from these contracts will be impacted by changes in prices for these commodities. Prior to considering the effects of any hedging, for each $0.10 per million British thermal unit change in natural gas prices or for each $0.01 per gallon change in natural gas liquid prices, the Partnership's annual net income would change by approximately $0.2 million. This amount has been determined by considering the impact of the hypothetical commodity prices on Bear Paw Energy's projected gathering and processing volumes for 2004. The Partnership has hedged approximately 60% of its commodity price risk for the remainder of 2004.

                   PART I. FINANCIAL INFORMATION - (CONCLUDED)

                         ITEM 4. CONTROLS AND PROCEDURES

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

      The Partnership's principal executive officer and principal financial officer have evaluated the effectiveness of the Partnership's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of the date of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Partnership's disclosure controls and procedures are effective.

      There were no changes in the Partnership's internal control over financial reporting that occurred during its last fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

      The Partnership is currently undergoing a comprehensive effort to ensure compliance with Section 404 of the Sarbanes Oxley Act of 2002 for the year ending December 31, 2004. This effort includes internal control documentation and review under the direction of the Partnership's principal executive officer and principal financial officer. During the course of these activities, certain control issues were identified that the Partnership believes can be improved. These control issues in large part are related to documentation of the operation and execution of internal controls. The Partnership has implemented a number of improvements in its internal controls over financial reporting as a result of its review efforts.

      In addition, certain critical business systems, including information technology applications, third party software licenses and computer and communication hardware, supporting the Partnership's financial accounting and reporting systems are owned by Enron and/or CrossCountry. The Partnership's rights to utilize these systems may be impacted by the sale of CrossCountry. The Partnership's access to these business systems is currently being provided through services agreements, including a transition services agreement between Enron and CrossCountry. Although that agreement terminates upon the sale of CrossCountry, in the purchase and sale agreement with Southern Union/GE Joint Venture, Enron has agreed to extend the terms of the transition services agreement for certain services for a period of six months from the closing date, which is expected to occur no later than mid-December 2004. Until the Bankruptcy Court has approved the sale of CrossCountry, the Partnership is uncertain which systems of Enron, CrossCountry or the buyer will be utilized for the Partnership. Implementation of controls, as well as documentation and testing, of any new systems that require conversion before year-end may not be possible.

      At this time the Partnership expects it will complete all internal controls review, testing and documentation as required under Section 404 of the Sarbanes-Oxley Act. However, the Partnership's ability to realize this expectation is dependent upon the availability of resources to execute internal controls, complete all of the testing and documentation required and on the actions of Enron, CrossCountry and the buyer of CrossCountry, as the sale process is consummated. See also Item 2. "Management's Discussion And Analysis Of Financial Condition And Results Of Operations - The Impact of Enron's Chapter 11 Filing On the Partnership's Business."

                           PART II. OTHER INFORMATION

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

ITEM 1.  LEGAL PROCEEDINGS

      See Note 5 to the Consolidated Financial Statements for an update on certain legal proceedings involving Northern Border Pipeline.

ITEM 5.  OTHER INFORMATION

      On July 20, 2004, Sundance Assets, L.P. informed Northern Border Partners, L.P. that it completed the sale of all of its 2,710,000 common units of Northern Border Partners. Northern Border Partners will not receive any proceeds from the sale of these common units. Further, the Sundance sale of these previously issued units will not dilute Northern Border Partners' other existing common unitholders.

      In Northern Border Pipeline's pending proceeding before the FERC on procedures for awarding capacity, an order was issued on April 15, 2004 in which the FERC requested comments from interested parties on whether the Federal Energy Regulatory Commission's ("FERC") current policy on awarding available capacity to a short-haul shipper appropriately balances the risks to the pipeline, bidding shippers and other shippers on the pipeline. Comments were filed by June 15, 2004. The timing of the issuance of the FERC's order in this proceeding is not known.

      On July 20, 2004, the D.C. Circuit Court of Appeals issued an opinion in BP West Coast Products, LLC v. FERC that reversed the FERC decision that provided for an income tax allowance in the rates for SFPP, LP, a limited partnership. The D.C. Circuit remanded the case to FERC for the FERC's determination regarding the proper tax allowance. We have not fully analyzed the SFPP decision, and we do not know the scope, timing or outcome of any FERC proceeding(s) related to the remand. However, we believe that Northern Border Pipeline's specific circumstances are different from those of SFPP and many other pipeline partnerships, given Northern Border Pipeline's particular circumstances regarding its tariff, deferred income tax treatment, FERC orders and underlying agreements with shippers.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

      10.1 First Amendment to the Revolving Credit Agreement dated as of April 9, 2004 between Northern Border Partners, L.P., SunTrust Bank and the lenders named therein (incorporated by reference to Exhibit 10.1 to the Partnership's quarterly report on Form 10-Q (File No. 1-2202) filed with the SEC on May 7, 2004.

      10.2 First Amendment to the Revolving Credit Agreement dated as of April 9, 2004 between Northern Border Pipeline Company, Bank One, NA and the lenders named therein (incorporated by reference to Exhibit 10.1 to Northern Border Pipeline Company's quarterly report on Form 10-Q (File No. 3333-88577) filed with the SEC on May 7, 2004.

      10.3 Agreement between Northern Plains and Northern Border Intermediate Limited Partnership regarding the costs, expenses and expenditures arising under the operating agreement between Northern Plains and Guardian Pipeline, LLC (incorporated by reference to Exhibit 10.3 to the Partnership's quarterly report on Form 10-Q (File No. 1-2202) filed with the SEC on May 7, 2004).

                     PART II. OTHER INFORMATION (CONCLUDED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

(a)   Exhibits (continued).

      10.4 Registration Rights Agreement, dated as of June 28, 2004, between Northern Border Partners, L.P. and Sundance Assets, L.P. (incorporated by reference to Exhibit 4.7 to the Partnership's registration statement on Form S-3 (File No. 333-116961) filed with the SEC on June 29, 2004).

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

(b)   Reports on Form 8-K.

      1) Northern Border Partners, L.P. furnished a Current Report on Form 8-K, dated April 26, 2004, including a copy of a press release announcing Northern Border Partners, L.P.'s financial results for the first quarter of 2004 and reaffirming earnings guidance for 2004. The information was furnished under Items 7, 9 and 12 of the Form.

      2) Northern Border Partners, L.P. filed a Current Report on Form 8-K, dated May 21, 2004, including a copy of a press release announcing that Northern Border Partners, L.P. had been advised that Enron Corp. reached an agreement to sell CrossCountry Energy, LLC, which included general partner interests in Northern Border Partners, to NuCoastal LLC. The information was filed under Items 5 and 7 of the Form.

      3) Northern Border Partners, L.P. filed a Current Report on Form 8-K, dated June 3, 2004, indicating that on June 2, 2004, the Pension Benefit Guaranty Corporation ("PBGC") issued a notice to Enron stating that it had determined that the Enron Corp. Cash Balance Plan ("Cash Balance Plan") and certain other defined benefit plans of Enron's affiliates (collectively the "Plans") will be unable to pay benefits when due and should be terminated in order to protect the interests of the participants in the Plans, and/or that the risk of loss to the PBGC would increase unreasonably if the Plans were not so terminated. On June 3, 2004, the PBGC filed a complaint in the District Court for the Southern District of Texas against Enron as the sponsor and/or administrator of the Plans (the "Action"). By filing the Action, the PBGC is seeking an order (i) terminating the Plans; (ii) appointing the PBGC the statutory trustee of the Plans; (iii) requiring transfer to the PBGC of all records, assets or other property of the Plans required to determine the benefits payable to the Plans' participants; and (iv) establishing June 2, 2004 as the termination date of the Plans. The information was filed under Item 5 of the Form.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NORTHERN BORDER PARTNERS, L.P.
                                        (A Delaware Limited Partnership)

Date: August 6, 2004                By: /s/ Jerry L. Peters
                                        ----------------------------------------
                                        Jerry L. Peters
                                        Chief Financial and Accounting
                                          Officer

                               Index to Exhibits

Exhibit No                                 Description
----------                                 -----------
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