Form 10-Q
period 2004-09-30
NORTHERN BORDER PARTNERS LP
filed 2004-11-09
CIK 909281

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended SEPTEMBER 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _______ to ________.

                         Commission File Number 1-12202
                         NORTHERN BORDER PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

           Delaware                                       93-1120873
--------------------------------                --------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                              Number)

       13710 FNB Parkway
        Omaha, Nebraska                                    68154-5200
--------------------------------                --------------------------------
(Address of principal executive                            (Zip code)
           offices)

                                 (402) 492-7300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
--------------------------------------------------------------------------------
  (Former name, address and former fiscal year, if changed since last report)

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

      The number of common units outstanding as of November 1, 2004 was 46,397,214.

                                    1 of 37

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                             Page No.
                                                                                             -------
PART I. FINANCIAL INFORMATION

      ITEM 1.  Financial Statements

            Consolidated Statement of Income - Three Months Ended September 30,
               2004 and 2003 and Nine Months Ended September 30, 2004 and 2003                  3

            Consolidated Statement of Comprehensive Income - Three Months Ended
               September 30, 2004 and 2003 and Nine Months Ended September 30, 2004
               and 2003                                                                         4

            Consolidated Balance Sheet - September 30, 2004 and December 31, 2003               5

            Consolidated Statement of Cash Flows - Nine Months Ended September
               30, 2004 and 2003                                                                6

            Consolidated Statement of Changes in Partners' Equity - Nine Months
               Ended September 30, 2004                                                         7

            Notes to Consolidated Financial Statements                                          8

      ITEM 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                            14

      ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk                       34

      ITEM 4.  Controls and Procedures                                                          35

PART II. OTHER INFORMATION

      ITEM 1.  Legal Proceedings                                                                36

      ITEM 6.  Exhibits                                                                         36

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)

                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                               SEPTEMBER 30,                  SEPTEMBER 30,
                                         --------------------------    --------------------------
                                            2004           2003           2004           2003
                                         -----------    -----------    -----------    -----------
OPERATING REVENUES                       $   148,148    $   138,008    $   436,499    $   410,545
                                         -----------    -----------    -----------    -----------
OPERATING EXPENSES
   Product purchases                          26,084         20,409         70,965         60,740
   Operations and maintenance                 27,246         30,682         85,896         89,115
   Depreciation and amortization,
      including impairment charges
      of $219,080 in 2003                     21,438        239,049         64,474        278,586
   Taxes other than income                     9,634          8,632         27,430         26,927
                                         -----------    -----------    -----------    -----------
      Operating expenses                      84,402        298,772        248,765        455,368
                                         -----------    -----------    -----------    -----------
OPERATING INCOME (LOSS)                       63,746       (160,764)       187,734        (44,823)
                                         -----------    -----------    -----------    -----------
INTEREST EXPENSE                              19,263         19,221         56,365         60,229
                                         -----------    -----------    -----------    -----------
OTHER INCOME (EXPENSE)
   Equity earnings in
     unconsolidated affiliates                 3,914          4,485         13,879         16,408
   Other income                                1,017          4,329          2,875          5,724
   Other expense                              (2,052)          (174)        (2,663)        (1,177)
                                         -----------    -----------    -----------    -----------
      Other income, net                        2,879          8,640         14,091         20,955
                                         -----------    -----------    -----------    -----------
MINORITY INTERESTS IN NET INCOME              11,274         11,159         36,190         33,464
                                         -----------    -----------    -----------    -----------
INCOME (LOSS) FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES             36,088       (182,504)       109,270       (117,561)

INCOME TAXES                                   1,376          1,068          4,678          5,099
                                         -----------    -----------    -----------    -----------
INCOME (LOSS) FROM CONTINUING
   OPERATIONS                                 34,712       (183,572)       104,592       (122,660)
DISCONTINUED OPERATIONS, NET OF TAX               --           (107)            --          4,369

CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE, NET OF TAX               --             --             --           (643)
                                         -----------    -----------    -----------    -----------
NET INCOME (LOSS) TO PARTNERS            $    34,712    $  (183,679)   $   104,592    $  (118,934)
                                         ===========    ===========    ===========    ===========
CALCULATION OF LIMITED PARTNERS'
 INTEREST IN NET INCOME (LOSS):
   Net income (loss) to partners         $    34,712    $  (183,679)   $   104,592    $  (118,934)
   Less: general partners' interest
     in net income (loss)                      2,685         (1,684)         8,062          3,369
                                         -----------    -----------    -----------    -----------
   Limited partners' interest in
     net income (loss)                   $    32,027    $  (181,995)   $    96,530    $  (122,303)
                                         ===========    ===========    ===========    ===========
LIMITED PARTNERS' PER UNIT NET
INCOME (LOSS):
   Income (loss) from continuing
      operations                         $      0.69    $     (3.92)   $      2.08    $     (2.80)
   Discontinued operations, net of tax            --             --             --           0.09
   Cumulative effect of change in
      accounting principle, net of tax            --             --             --          (0.01)
                                         -----------    -----------    -----------    -----------
   Net income (loss)                     $      0.69    $     (3.92)   $      2.08    $     (2.72)
                                         ===========    ===========    ===========    ===========
NUMBER OF UNITS USED IN COMPUTATION           46,397         46,397         46,397         45,027
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

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                         SEPTEMBER 30,               SEPTEMBER 30,
                                    -----------------------    ------------------------
                                       2004         2003          2004          2003
                                    ----------   ----------    ----------    ----------
Net income (loss) to partners       $   34,712   $ (183,679)   $  104,592    $ (118,934)
Other comprehensive income:
   Change associated with current
     period hedging transactions           446        3,214         1,636        (2,011)
   Change associated with
      current period foreign
      currency translation                 477         (146)         (256)        1,654
                                    ----------   ----------    ----------    ----------

Total comprehensive income (loss)   $   35,635   $ (180,611)   $  105,972    $ (119,291)
                                    ==========   ==========    ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                    SEPTEMBER 30,    DECEMBER 31,
                                                        2004            2003
                                                    -------------   -------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                        $      40,279   $      35,895
   Accounts receivable, net of allowance for
      doubtful accounts of $10,597 and $12,444 at
      September 30, 2004 and December 31, 2003,
      respectively                                         72,404          61,503
   Materials and supplies, at cost                          6,366           7,826
   Prepaid expenses                                         6,334           6,726
   Other                                                    1,780           2,245
                                                    -------------   -------------
      Total current assets                                127,163         114,195
                                                    -------------   -------------
PROPERTY, PLANT AND EQUIPMENT
   Property, plant and equipment                        2,924,680       2,912,055
   Less: Accumulated provision for
      depreciation and amortization                       982,311         919,951
                                                    -------------   -------------
      Property, plant and equipment, net                1,942,369       1,992,104
                                                    -------------   -------------
INVESTMENTS AND OTHER ASSETS
   Investment in unconsolidated affiliates                272,255         268,166
   Goodwill                                               152,782         152,782
   Derivative financial instruments                        14,629          19,553
   Other                                                   27,766          23,783
                                                    -------------   -------------
      Total investments and other assets                  467,432         464,284
                                                    -------------   -------------
      Total assets                                  $   2,536,964   $   2,570,583
                                                    =============   =============

LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt             $      17,898   $       7,740
   Accounts payable                                        49,681          46,532
   Accrued taxes other than income                         32,362          33,708
   Accrued interest                                        19,584          13,206
   Derivative financial instruments                         3,037           5,736
                                                    -------------   -------------
      Total current liabilities                           122,562         106,922
                                                    -------------   -------------
LONG-TERM DEBT, NET OF CURRENT MATURITIES               1,345,290       1,408,246
                                                    -------------   -------------
MINORITY INTERESTS IN PARTNERS' EQUITY                    268,773         240,731
                                                    -------------   -------------
RESERVES AND DEFERRED CREDITS
   Deferred income taxes                                    5,466           2,898
   Other                                                    8,046          11,213
                                                    -------------   -------------

      Total reserves and deferred credits                  13,512          14,111
                                                    -------------   -------------

COMMITMENTS AND CONTINGENCIES (Note 5)

PARTNERS' EQUITY
   General partners                                        15,600          15,902
   Common units (46,397,214 units issued and
      outstanding at September 30, 2004
      and December 31, 2003)                              764,371         779,195
   Accumulated other comprehensive income                   6,856           5,476
                                                    -------------   -------------
      Total partners' equity                              786,827         800,573
                                                    -------------   -------------
      Total liabilities and partners' equity        $   2,536,964   $   2,570,583
                                                    =============   =============

  The accompanying notes are an integral part of these consolidated financial statements.

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                              --------------------------
                                                                 2004            2003
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) to partners                              $   104,592    $  (118,934)
                                                              -----------    -----------
   Adjustments to reconcile net income (loss) to partners
    to net cash provided by operating activities:
      Depreciation and amortization, including impairment
        charges of $219,080 in 2003                                64,753        279,544
      Minority interests in net income                             36,190         33,464
      Provision for regulatory refunds                                 --            261
      Regulatory refunds paid                                          --        (10,261)
      Other reserves and deferred credits                          (3,165)         1,670
      Cumulative effect of change in accounting principle              --            643
      Equity earnings in unconsolidated affiliates                (13,879)       (16,519)
      Distributions received from unconsolidated affiliates        10,565         16,025
      Changes in components of working capital,
        net of the effect of the acquired businesses                2,522         (9,180)
      Non-cash gains from derivative financial instruments           (275)          (254)
      Gain on sale of gathering and processing assets              (3,427)        (4,872)
      Other                                                        (5,914)        (2,335)
                                                              -----------    -----------
           Total adjustments                                       87,370        288,186
                                                              -----------    -----------
      Net cash provided by operating activities                   191,962        169,252
                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in unconsolidated affiliates                             --         (3,510)
   Acquisitions of businesses                                          --       (119,331)
   Sale of gathering and processing assets                          1,655         40,250
   Capital expenditures for property, plant
      and equipment                                               (17,933)       (14,971)
                                                              -----------    -----------
      Net cash used in investing activities                       (16,278)       (97,562)
                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions to Unitholders and
      General Partners                                           (119,718)      (115,267)
   Distributions to Minority Interests                            (46,799)       (33,907)
   Contributions from Minority Interests                           39,000             --
   Issuance of partnership interests, net                              --        102,408
   Issuance of debt                                               100,000        270,000
   Retirement of debt                                            (143,783)      (313,229)
   Proceeds upon termination of derivatives                            --         12,250
                                                              -----------    -----------
      Net cash used in financing activities                      (171,300)       (77,745)
                                                              -----------    -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                             4,384         (6,055)

Cash and cash equivalents-beginning of period                      35,895         34,689
                                                              -----------    -----------
Cash and cash equivalents-end of period                       $    40,279    $    28,634
                                                              ===========    ===========

Supplemental Disclosures of Cash Flow Information:
   Cash paid for:

      Interest (net of amount capitalized)                    $    53,323    $    61,921
                                                              ===========    ===========
   Changes in components of working capital:
      Accounts receivable                                     $    (4,260)   $       967
      Materials and supplies, prepaid expenses and other              975         (1,114)
      Accounts payable                                              2,220        (11,047)
      Accrued taxes other than income                              (1,346)           553
      Accrued interest                                              4,933          1,461
                                                              -----------    -----------
        Total                                                 $     2,522    $    (9,180)
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

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           ACCUMULATED
                                                                             OTHER            TOTAL
                                           GENERAL           COMMON       COMPREHENSIVE      PARTNERS'
                                          PARTNERS           UNITS           INCOME           EQUITY
                                        -------------    -------------    -------------    -------------
Balance at December 31, 2003            $      15,902    $     779,195    $       5,476    $     800,573

Net income to partners                          8,062           96,530               --          104,592

Change associated with current
  period hedging transactions                      --               --            1,636            1,636

Change associated with current
  period foreign currency translation              --               --             (256)            (256)

Distributions to partners                      (8,364)        (111,354)              --         (119,718)
                                        -------------    -------------    -------------    -------------

Balance at September 30, 2004           $      15,600    $     764,371    $       6,856    $     786,827
                                        =============    =============    =============    =============

  The accompanying notes are an integral part of these consolidated financial statements.

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The consolidated financial statements included herein have been prepared by Northern Border Partners, L.P. (the "Partnership") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. However, the Partnership believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

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

      The Partnership records in accumulated other comprehensive income amounts related to terminated interest rate swap agreements for cash flow hedges with such amounts amortized to interest expense over the term of the hedged debt. During the three months and nine months ended September 30, 2004, the Partnership amortized approximately $0.5 million and $1.6 million, respectively, related to the terminated interest rate swap agreements, as a reduction to interest expense from accumulated other comprehensive income and expects to amortize a comparable amount in the fourth quarter of 2004.

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Northern Border Pipeline has outstanding interest rate swap agreements with notional amounts totaling $225 million that expire in May 2007. Under the interest rate swap agreements, Northern Border Pipeline makes payments to counterparties at variable rates based on the London Interbank Offered Rate and in return receives payments based on a 6.25% fixed rate. At September 30, 2004, the average effective interest rate on Northern Border Pipeline's interest rate swap agreements was 2.46%.

      The Partnership has outstanding interest rate swap agreements with notional amounts totaling $150 million that expire in March 2011. Under the interest rate swap agreements, the Partnership makes payments to counterparties at variable rates based on the London Interbank Offered Rate and in return receives payments based on a 7.10% fixed rate. At September 30, 2004, the average effective interest rate on the Partnership's interest rate swap agreements was 4.61%.

      Both the Partnership's and Northern Border Pipeline's interest rate swap agreements have been designated as fair value hedges as they were entered into to hedge the fluctuations in the market value of the senior notes issued by the Partnership in 2001 and by Northern Border Pipeline in 2002. The accompanying consolidated balance sheet at September 30, 2004, reflects derivative financial instrument assets of approximately $14.6 million with a corresponding increase in long-term debt related to the Partnership's and Northern Border Pipeline's fair value hedges.

      The Partnership records in long-term debt amounts received or paid related to terminated or amended interest rate swap agreements for fair value hedges with such amounts amortized to interest expense over the remaining life of the interest rate swap agreement. The Partnership amortized approximately $0.8 million and $2.5 million as a reduction to interest expense in the three months and nine months ended September 30, 2004, respectively, and expects to amortize a comparable amount in the fourth quarter of 2004.

      Bear Paw Energy periodically enters into commodity derivatives contracts. Bear Paw Energy primarily utilizes price swaps and collars, which have been designated as cash flow hedges, to hedge its exposure to gas and natural gas liquid price volatility. During the three months and nine months ended September 30, 2004, Bear Paw Energy recognized losses of $2.8 million and $6.2 million, respectively, from the settlement of derivative contracts. At September 30, 2004, Bear Paw Energy reflected a non-cash loss of approximately $3.0 million in derivative financial instruments with a corresponding reduction of $2.8 million in accumulated other comprehensive income. For the fourth quarter of 2004, if prices remain at current levels, Bear Paw Energy expects to reclassify approximately $2.8 million from accumulated other comprehensive income as a reduction to operating revenues. However, this reduction would be offset with increased operating revenues due to the higher prices assumed.

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

      The Partnership's reportable segments are strategic business units that offer different services. Each is managed separately because each business requires different marketing strategies. The Partnership evaluates performance based on EBITDA, earnings before interest, taxes, depreciation and amortization less the allowance for equity funds used during construction ("AFUDC"). Management uses EBITDA to compare the financial performance of its segments and to internally manage those business segments and believes that EBITDA is a good indicator of each segment's performance. EBITDA should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP. EBITDA calculations may vary from company to company, so the Partnership's computation of EBITDA may not be comparable to a similarly titled measure of another company. The following table shows a reconciliation of net income (loss) to EBITDA:

      RECONCILIATION OF NET INCOME (LOSS) TO EBITDA

                                          Natural
                         Interstate         Gas
                          Natural        Gathering
                            Gas             and             Coal
    (In thousands)       Pipelines       Processing        Slurry       Other(a)         Total
---------------------   ------------   -------------    ------------  -------------   ------------
THREE MONTHS ENDED
SEPTEMBER 30, 2004

Net income (loss)       $     30,639    $     14,531    $        900  ($     11,358)  $     34,712
Minority interest             11,274              --              --             --         11,274
Interest expense, net         10,688              85              --          8,490         19,263
Depreciation and
 amortization                 16,826           3,850             858             --         21,534
Income tax                     1,088             105             183             --          1,376
AFUDC                            (27)             --              --             --            (27)
                        ------------   -------------    ------------  -------------   ------------

EBITDA                  $     70,488    $     18,571    $      1,941  ($      2,868)  $     88,132
                        ============   =============    ============  =============   ============

THREE MONTHS ENDED
SEPTEMBER 30, 2003

Net income (loss)       $     30,154   ($    206,695)   $      1,534  ($      8,672) ($    183,679)
Minority interest             11,159              --              --             --         11,159
Interest expense, net         11,679             140              10          7,392         19,221
Depreciation and
 amortization (b)             16,457         222,222             462             12        239,153
Income tax                       746              --             323             16          1,085
AFUDC                            (88)             --              --             --            (88)
                        ------------   -------------    ------------  -------------   ------------

EBITDA                  $     70,107    $     15,667    $      2,329  ($      1,252)  $     86,851
                        ============   =============    ============  =============   ============

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECONCILIATION OF NET INCOME (LOSS) TO EBITDA

                                          Natural
                          Interstate        Gas
                           Natural        Gathering
                             Gas            and              Coal
    (In thousands)        Pipelines      Processing         Slurry        Other(a)         Total
----------------------   ------------   -------------    ------------  -------------   -------------
NINE MONTHS ENDED
SEPTEMBER 30, 2004

Net income (loss)        $     98,084    $     34,162    $      2,439  ($     30,093)   $    104,592
Minority interest              36,190              --              --             --          36,190
Interest expense, net          32,132             299              11         23,923          56,365
Depreciation and
 amortization                  50,310          11,449           2,994             --          64,753
Income tax                      3,725             598             355             --           4,678
AFUDC                             (84)             --              --             --             (84)
                         ------------   -------------    ------------  -------------   -------------

EBITDA                   $    220,357    $     46,508    $      5,799  ($      6,170)   $    266,494
                         ============   =============    ============  =============   =============

NINE MONTHS ENDED
SEPTEMBER 30, 2003

Net income (loss)        $     89,583   ($    187,564)   $      2,817  ($     23,770)  ($    118,934)
Cumulative effect of
 change in accounting
 principle, net of tax             --              --             434            209             643
Minority interest              33,464              --              --             --          33,464
Interest expense, net          36,475             483              26         23,245          60,229
Depreciation and
 amortization (b)              49,142         228,455           1,263            684         279,544
Income tax                      4,259              --             840           (639)          4,460
AFUDC                            (238)             --              --             --            (238)
                         ------------   -------------    ------------  -------------   -------------

EBITDA                   $    212,685    $     41,374    $      5,380   $       (271)   $    259,168
                         ============   =============    ============  =============   =============

BUSINESS SEGMENT DATA

                                           Natural
                           Interstate        Gas
                            Natural       Gathering
                              Gas            and             Coal
    (In thousands)         Pipelines      Processing        Slurry        Other(a)         Total
-----------------------   ------------   ------------    ------------   ------------    ------------
THREE MONTHS ENDED
SEPTEMBER 30, 2004

Revenues from
  external customers      $     95,007   $     47,600    $      5,541   $         --    $    148,148
Operating income (loss)         53,532         11,190           1,063         (2,039)         63,746

THREE MONTHS ENDED
SEPTEMBER 30, 2003

Revenues from
  external customers      $     93,465   $     39,033    $      5,510   $         --    $    138,008
Operating income (loss)         52,911       (214,210)          1,813         (1,278)       (160,764)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BUSINESS SEGMENT DATA

                                           Natural
                           Interstate        Gas
                            Natural       Gathering
                              Gas            and             Coal
    (In thousands)         Pipelines      Processing        Slurry        Other(a)         Total
-----------------------   ------------   ------------    ------------   ------------    ------------
NINE MONTHS ENDED
SEPTEMBER 30, 2004

Revenues from
  external customers      $    287,150   $    133,028    $     16,321   $         --    $    436,499
Operating income (loss)        168,773         21,983           2,779         (5,801)        187,734

NINE MONTHS ENDED
SEPTEMBER 30, 2003

Revenues from
  external customers      $    279,073   $    115,442    $     16,030   $         --    $    410,545
Operating income (loss)        161,604       (205,787)          4,079         (4,719)        (44,823)

Total assets by segment are as follows:

                                       September 30,    December 31,
      (In thousands)                       2004            2003
------------------------------------   -------------   -------------
Interstate Natural Gas Pipelines       $   1,934,078   $   1,970,807
Natural Gas Gathering and Processing         567,921         565,465
Coal Slurry                                   19,982          21,319
Other (a)                                     14,983          12,992
                                       -------------   -------------
Total Assets                           $   2,536,964   $   2,570,583
                                       =============   =============

(a)   Includes other items not allocable to segments.

(b) Natural gas gathering and processing results includes goodwill and asset impairment charges of $219,080.

4.    NET INCOME PER UNIT

      Net income per unit is computed by dividing net income, after deduction of the general partners' allocation, by the weighted average number of outstanding common units. The general partners' allocation is equal to an amount based upon their collective 2% general partner interest adjusted for incentive distributions. The distribution to partners amount shown on the accompanying consolidated statement of changes in partners' equity includes incentive distributions to the general partners of approximately $6.0 million.

      On October 19, 2004, the Partnership declared a cash distribution of $0.80 per unit ($3.20 per unit on an annualized basis) for the quarter ended September 30, 2004. The distribution is payable on November 12, 2004, to unitholders of record at October 29, 2004.

                   ITEM 1. FINANCIAL STATEMENTS - (CONCLUDED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    COMMITMENTS AND CONTINGENCIES

      On July 31, 2001, the Assiniboine and Sioux Tribes of the Fort Peck Indian Reservation ("Tribes") filed a lawsuit in Tribal Court against Northern Border Pipeline to collect more than $3 million in back taxes, together with interest and penalties. The lawsuit related to a utilities tax on certain of Northern Border Pipeline's properties within the Fort Peck Indian Reservation. The Tribes and Northern Border Pipeline, through a mediation process, held settlement discussions and reached a settlement on pipeline right-of-way lease and taxation issues documented through an Option Agreement and Expanded Facilities Lease ("Agreement"). Through the terms of the Agreement, the settlement grants to Northern Border Pipeline, among other things: (i) an option to renew the pipeline right-of-way lease upon agreed terms and conditions on or before April 1, 2011 for a term of 25 years with a renewal right for an additional 25 years;
(ii) a right to use additional tribal lands for expanded facilities; and (iii) release and satisfaction of all tribal taxes against Northern Border Pipeline. Upon execution of the Agreement, in consideration of this option and other benefits, Northern Border Pipeline paid a lump sum amount of $7.4 million and will make additional annual option payments of approximately $1.5 million thereafter through March 31, 2011. Of the amount paid in 2004, $1.0 million was determined to be a settlement of previously accrued property taxes. The remainder has been recorded in other assets on the consolidated balance sheet. Northern Border Pipeline intends to seek regulatory recovery of the costs resulting from the settlement.

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

      - the natural gas gathering and processing segment, which comprises approximately 22% of the Partnership's assets; and

      - the coal slurry pipeline segment, which comprises approximately 1% of the Partnership's assets.

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

      As reported previously, firm transportation contracts covering 778 million cubic feet per day ("MMcf/d"), were scheduled to expire late in 2004. By the end of the second quarter, Northern Border Pipeline successfully extended contracts for approximately 18% of that capacity with existing shippers at maximum transportation rates for terms of at least one year. During the third quarter, Northern Border Pipeline recontracted all but approximately 1% of its capacity at maximum rates for terms of five to six months. With contracts scheduled to expire through May 2005, approximately 800 MMcf/d or 30% of capacity will become available on the pipeline system from Port of Morgan, Montana to the Ventura, Iowa delivery point. The Partnership believes Northern Border Pipeline will continue to provide economic value for gas flows from Western Canada over the long-term and, therefore, will maintain its relatively high utilization levels. However, in any given month, current conditions of weather and storage in supply and market areas may affect the utilization level.

      Northern Border Pipeline's objective is to recontract the remaining pipeline capacity at maximum transportation rates for the longest terms possible. Because the forward natural gas basis differentials between Western Canada and Northern Border Pipeline's market centers continue to be less than the total transportation cost at maximum tariff rates, Northern Border Pipeline may again sell a significant portion of this capacity on a short-term basis. In

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

addition, this could result in lower revenues in some months if the forward basis differentials do not support maximum rates. The Partnership believes a reduction in expected 2005 net income and cash flow for Northern Border Pipeline of $5 million to $10 million is possible. The impact on net income and cash flow may vary outside this range depending on actual natural gas basis differentials experienced during the year.

      On September 23, 2004, Northern Border Pipeline announced it had received commitments from shippers sufficient to support a proposed expansion of the pipeline system into the Chicago market area. The "Chicago Expansion III" project, with an estimated 130 MMcf/d of capacity, would involve construction of a new compressor station and minor modifications to other compressor stations, and is estimated to cost approximately $20 million. The projected in-service date is April 1, 2006. Approval of this project by the Federal Energy Regulatory Commission ("FERC") is required and Northern Border Pipeline anticipates filing a certificate application with the FERC in January 2005.

      On Midwestern Gas Transmission, the Partnership announced on August 17, 2004 that it had finalized the necessary contractual commitment to proceed with the Eastern Extension Project, which involves the construction of approximately 30 miles of 16-inch diameter pipeline, with a capacity of approximately 120 MMcf/d, from Portland, Tennessee to planned interconnects with Columbia Gulf Transmission Company and East Tennessee Pipeline Company. The project is supported by a precedent agreement with Piedmont Natural Gas Company, a local distribution company, for approximately 120 MMcf/d for a term of 15 years. Pending the receipt of regulatory and other required approvals, the proposed in-service date for the project is November 2006 and project costs are estimated at approximately $22 million to $25 million.

      During 2004, Viking Gas Transmission extended contracts with existing shippers for terms ranging from 3 to 5 years. These contracts account for 49 MMcf/d of capacity on Viking and results in Viking being 100% contracted until November 2005. Viking's challenge is the continued recontracting after October 2005 at existing contract levels and transportation rates at the Marshfield, Wisconsin delivery point as a result of the FERC approval of ANR Pipeline Company's North Leg Project, which is expected to lessen ANR's pipeline system dependence on deliveries from Viking at Marshfield. This project could cause greater price competition between Canadian gas transported on Viking to ANR versus other supply sources. ANR's project is scheduled to go into service in 2005. Additionally, the Partnership expects other projects may be proposed to further compete for these markets.

Natural Gas Gathering and Processing

      The natural gas gathering and processing segment includes the operations of Bear Paw Energy, L.L.C. and Crestone Energy Ventures, L.L.C. in the United States, as well as the operations of Border Midstream Services, Ltd., the Partnership's Canadian company that owns an interest in gathering assets in Alberta, Canada. In addition, the Partnership's equity interests in Bighorn Gas Gathering, L.L.C., Fort Union Gas Gathering, L.L.C. and Lost Creek Gathering, L.L.C. are included in this segment.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

      As a result of strong drilling and development by Bear Paw Energy's customers in the Williston Basin, Bear Paw Energy has selectively expanded its facilities and expects moderate growth in this area. The 5 MMcf/d expansion of the Marmarth plant has been in full operation for two quarters. The project enables the plant to produce a higher grade of product by controlling the maximum ethane-propane mixture. Also, Bear Paw Energy has begun construction activities to expand the northwest portion of its system to accommodate additional volumes in the Bakken Oil Play. It is anticipated that an additional
3.5 MMcf/d will be processed by the Grasslands plant in the first quarter of 2005.

      In the Partnership's wholly-owned gathering assets in the Powder River Basin, gathering volumes in the third quarter of 2004 have increased 11% and 6% over volumes gathered in the first quarter 2004 and second quarter, respectively. For 2004, with the modest growth in drilling activity and with the smaller than anticipated well production declines, the Partnership now expects 2004 average daily volumes gathered on its wholly-owned assets to remain flat to 2003. Efforts continue in the renegotiations of certain contracts to mitigate volumetric risk and to reduce operation and maintenance expenses. Redeployment and disposition of unused compression is continuing to be pursued and has resulted in a third quarter 2004 gain on sale of $0.7 million. Certain non-strategic Powder River assets were also sold during the third quarter 2004 for $7.0 million, which resulted in a gain on sale of $2.5 million.

      Crestone Energy Ventures holds a 49% common membership interest and a 100% preferred "A" share interest in Bighorn Gas Gathering. Crestone Energy Ventures had been engaged in arbitration regarding the determination of 2001 system well connections and corresponding Preferred "A" payments. The arbitration hearing has been concluded, with the decision having no effect on the Partnership's 2004 financial results.


      Border Midstream Services owns an undivided minority interest in the Gregg Lake/Obed Pipeline located in Alberta, Canada. Central Alberta Midstream is the holder of the remaining undivided interest and the operator of the pipeline. In July 2004, Border Midstream Services was informed by Central Alberta Midstream that the payout based upon the original construction costs of the Gregg Lake portion of the pipeline had occurred. As a result, Border Midstream Services now receives 36% of the distributions, which is equal to its ownership interest in the entire Gregg Lake/Obed Pipeline. Border Midstream Services had previously received 63% of the cash distributions. This reduction in distributions is expected to be approximately $0.5 million per quarter. In October, Central Alberta Midstream charged Border Midstream Services for additional adjustments related to when the payout date of the original construction costs had occurred and operating fee equalizations for the period 2000-2003. To date, Border Midstream Services has not received sufficient information to support the adjustments. However, the impact of any adjustment is not expected to be material to the Partnership's results of operations or cash flows.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

Coal Slurry Pipeline

      This segment includes Black Mesa Pipeline Company. As previously reported, a new water source is one of several issues that must be resolved regarding the future of the Mohave Generating Station and the Black Mesa pipeline. A memorandum of understanding regarding the evaluation of a new water source has been negotiated by the parties. A new water source has been identified and work is underway to complete the necessary environmental and technical studies. The California Public Utility Commission ("CPUC") held hearings to discuss the issues surrounding the future of the Mohave Generating Station and the Black Mesa pipeline. On October 20, 2004, the Administrative Law Judge ("ALJ") issued a draft order in this matter. As proposed, the decision authorizes Southern California Edison ("SCE"), who is a 56% owner of the Mohave Generating Station, among other things, to make the necessary and appropriate expenditures for critical path investments, including the new aquifer study and feasibility studies for alternatives to the continuation of the coal-fired plant, and directs the parties to continue working on resolution of the essential water and coal issues. The next step is for the CPUC to approve, in whole or in part the draft order, which is expected to take at least two to three months. Should the order and resolution of the issues result in a decision to move forward, it appears likely that there will be a temporary shutdown of the Mohave Generating Station and the Black Mesa pipeline from 2006-2009. The Partnership anticipates that the capital expenditures for the Black Mesa refurbishment project will be in the range of $175 million to $200 million, which will be supported by revenues from a new transportation contract. Under certain circumstances upon the renewal of the transportation contract, the Partnership has a contingent obligation to issue common units to prior owners of interest in Black Mesa Pipeline. If this obligation is triggered, approximately 70,000 to 75,000 common units would be issued. If efforts to resolve the issues surrounding the Mohave Generating Station are not successful and it is permanently closed, it would benecessary to shut down the Black Mesa pipeline in 2006.

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

      The interstate natural gas pipelines' accounting policies conform to Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, certain assets that result from the regulated ratemaking process are recorded that would not be recorded under accounting principles generally accepted in the United States of America for nonregulated entities. The Partnership continually assesses whether the future recovery of the regulatory assets is probable by considering such factors as regulatory changes and the impact of competition. If future recovery ceases to be probable, the Partnership would be required to write-off the regulatory assets at that time. At September 30, 2004, the Partnership has recorded regulatory assets of $8.0 million, which are being recovered from the pipelines' shippers over varying periods of time.

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

      The Partnership's accounting for financial instruments is in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. The

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. At September 30, 2004, the consolidated balance sheet included assets from derivative financial instruments of $14.6 million and liabilities from derivative financial instruments of $3.0 million.

      For the interstate natural gas pipelines, operating revenues are derived from agreements for the receipt and delivery of gas at points along the pipeline system as specified in each shipper's individual transportation contract. Revenues are recognized based upon contracted capacity and actual volumes transported under transportation service agreements. For the gas gathering and processing businesses, operating revenue is recorded when gas is processed in or transported through company facilities. For the coal slurry pipeline, operating revenue is recognized based on a contracted demand payment, actual tons transported and for direct reimbursement of certain other expenses.

RESULTS OF OPERATIONS

      The Partnership's income from continuing operations was $34.7 million in the third quarter of 2004 or $0.69 per unit as compared to a loss from continuing operations of ($183.6) million in the third quarter of 2003 or $(3.92) per unit. The loss in 2003 was a result of impairment charges totaling $219.1 million for the Partnership's natural gas gathering and processing business segment. Excluding the impairment charges, income from continuing operations decreased $0.8 million in 2004 as compared to 2003.

      The Partnership's income from continuing operations was $104.6 million in the nine months ended September 30, 2004, or $2.08 per unit as compared to a loss from continuing operations of $(122.7) million in the nine months ended September 30, 2003, or $(2.80) per unit. The loss in 2003 was a result of impairment charges totaling $219.1 million for the Partnership's natural gas gathering and processing business segment. Excluding the impairment charges, income from continuing operations increased $8.2 million in 2004 as compared to 2003. The $8.2 million increase is primarily due to an $8.5 million increase in income from the interstate natural gas pipelines segment.

      In June 2003, the Partnership sold its Gladys and Mazeppa processing plants located in Alberta, Canada. The operating results for these plants and their sale are classified as discontinued operations. The Partnership's consolidated income statement reflects discontinued operations of $4.4 million in the nine months ended September 30, 2003, which include an after-tax gain of $4.9 million on the sale of the Gladys and Mazeppa processing plants. The Partnership's consolidated income statement for the nine months ended September 30, 2003, also reflects a reduction to net income of $0.6 million due to a cumulative effect of change in accounting principle, which resulted from adopting SFAS No. 143, "Accounting for Asset Retirement Obligations."

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

      The following table summarizes financial and other information by business segment for the three and nine months ended September 30, 2004 and 2003 (in thousands):

                                                Three Months Ended            Nine Months Ended
                                                   September 30,                 September 30,
                                            --------------------------    --------------------------
                                               2004           2003           2004           2003
                                            -----------    -----------    -----------    -----------
Operating revenues:
 Interstate Natural Gas Pipelines           $    95,007    $    93,465    $   287,150    $   279,073
 Natural Gas Gathering and Processing            47,600         39,033        133,028        115,442
 Coal Slurry                                      5,541          5,510         16,321         16,030
                                            -----------    -----------    -----------    -----------
   Total operating revenues                     148,148        138,008        436,499        410,545
                                            -----------    -----------    -----------    -----------
Operating income (loss):
 Interstate Natural Gas Pipelines                53,532         52,911        168,773        161,604
 Natural Gas Gathering and Processing            11,190       (214,210)        21,983       (205,787)
 Coal Slurry                                      1,063          1,813          2,779          4,079
 Other                                           (2,039)        (1,278)        (5,801)        (4,719)
                                            -----------    -----------    -----------    -----------
   Total operating income (loss)                 63,746       (160,764)       187,734        (44,823)
                                            -----------    -----------    -----------    -----------
Income (loss) from continuing operations:
 Interstate Natural Gas Pipelines                30,639         30,154         98,084         89,583
 Natural Gas Gathering and Processing            14,531       (206,695)        34,162       (187,564)
 Coal Slurry                                        900          1,534          2,439          3,251
 Other                                          (11,358)        (8,565)       (30,093)       (27,930)
                                            -----------    -----------    -----------    -----------
   Total income (loss) from
     continuing operations                       34,712       (183,572)       104,592       (122,660)
                                            -----------    -----------    -----------    -----------
Discontinued operations, net of tax                  --           (107)            --          4,369
Cumulative effect of change in
 accounting principle, net of tax                    --             --             --           (643)
                                            -----------    -----------    -----------    -----------
Net income (loss)                           $    34,712    $  (183,679)   $   104,592    $  (118,934)
                                            ===========    ===========    ===========    ===========
Operating data (1):
 Interstate Natural Gas Pipelines:

   Million cubic feet of gas delivered          271,929        266,287        847,505        822,176
   Average daily throughput (MMcf/d)              3,029          2,965          3,167          3,123
 Natural Gas Gathering and Processing:
   Gathering (MMcf/d)                             1,220          1,058          1,163          1,106
   Processing (MMcf/d)                               56             54             54             51
 Coal Slurry:
   Thousands of tons of coal shipped              1,217          1,298          3,346          3,155

            (1) Operating data includes 100% of the volumes for joint venture and equity investments as well as for wholly owned subsidiaries.

      Following is a detailed analysis of the results of operations for each of the Partnership's operating segments.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

THIRD QUARTER 2004 COMPARED WITH THIRD QUARTER 2003

INTERSTATE NATURAL GAS PIPELINES

      The interstate natural gas pipelines segment reported income of $30.6 million in the third quarter of 2004 as compared to $30.2 million in the third quarter of 2003. Income for the interstate natural gas pipelines segment reflects a $0.3 million increase in Northern Border Pipeline's income. The increase in Northern Border Pipeline's income was primarily due to a $0.9 million decrease in interest expense (a $0.6 million impact on continuing operations after minority interest).

      Operating revenues were $95.0 million in the third quarter of 2004 as compared to $93.5 million in 2003. The increase in operating revenues in 2004 over 2003 resulted from a $1.2 million increase in Midwestern Gas Transmission's revenues and a $0.4 million increase in Northern Border Pipeline's revenues. Midwestern Gas Transmission's revenue increased primarily due to operational sales of gas. Under a condition of Northern Border Pipeline's previous rate case settlement, it was required to share interruptible transportation and new services revenues with its shippers. This condition expired in October 2003 and allowed Northern Border Pipeline to realize an additional $0.5 million of revenue during the third quarter of 2004.

      Operations and maintenance expense was $15.9 million in the third quarter of 2004 as compared to $15.6 million in 2003. During the third quarter of 2004, Northern Border Pipeline recorded $0.6 million of expense for the option to renew a pipeline right-of-way lease with the Fort Peck Indian Reservation (see
Note 5 - Notes to Consolidated Financial Statements). Additionally in 2004, Northern Border Pipeline recorded $0.4 million of costs incurred as part of its comprehensive effort to ensure compliance with Section 404 of the Sarbanes Oxley Act of 2002. Offsetting these increases was a reduction in benefit costs for Northern Border Pipeline of $0.6 million.

      Interest expense was $10.7 million in the third quarter of 2004 as compared to $11.7 million in 2003. The decrease in interest expense in 2004 from 2003 was primarily due to a decrease in average debt outstanding for Northern Border Pipeline partially offset by an increase in average interest rates.

      Other expense was $0.8 million in the third quarter of 2004 as compared to $0.1 million in 2003. The increase was primarily due to $0.6 million of reserves established for costs associated with a potential future capital project.

NATURAL GAS GATHERING AND PROCESSING

      The natural gas gathering and processing segment reported income of $14.5 million in the third quarter of 2004 as compared to a loss of $(206.7) million in 2003. The segment recorded impairment charges of $219.1 million in the third quarter of 2003. Excluding the effect of the impairment charges, the segment's income from continuing operations increased $2.1 million between 2003 and 2004. The increase is primarily due to higher natural gas and natural gas liquids prices, increased gathering and processing volumes in the Williston Basin and lower operations and maintenance expense partially offset by lower average gathering rates in the Powder River Basin and higher depreciation expense.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

      Operating revenues were $47.6 million in the third quarter of 2004 as compared to $39.0 million in 2003. The increase in revenues reflects an increase in realized prices for natural gas and natural gas liquids and increased gathering and processing volumes in the Williston Basin partially offset by lower average gathering rates in the Powder River Basin.

      Product purchases were $26.1 million in the third quarter of 2004 as compared to $20.4 million in 2003. Under certain gathering and processing agreements in the Williston Basin, Bear Paw Energy purchases raw natural gas from producers at a price tied to a percentage of the price for which it sells extracted natural gas and natural gas liquids. Total revenues from the sale of these products are included in operating revenues. Amounts paid to the producers to purchase their raw natural gas are reflected in product purchases. The increase in 2004 over 2003 is primarily due to an increase in natural gas and natural gas liquid prices and increased volumes processed.

      Operations and maintenance expense was $5.9 million in the third quarter of 2004 as compared to $10.7 million in 2003. The 2004 amount includes a $3.2 million gain on sale of two of Bear Paw Energy's gathering systems and other compressor equipment. In addition, the decrease in expense was due to the segment recording a $1.8 million estimated recovery of previously recorded bad debts. As a result of the bankruptcy of Enron North America in 2001, Bear Paw Energy had recorded bad debt expense for commodity hedges. The bankruptcy court has approved Bear Paw Energy's claim for these commodity hedges (see "The Impact Of Enron's Chapter 11 Filing On The Partnership's Business".)

      Depreciation and amortization expense was $3.8 million in the third quarter of 2004 as compared to $222.2 million in 2003. The expense for 2003 includes $219.1 million of impairment charges. Excluding the impact of the impairment charges, depreciation and amortization expense would have increased $0.7 million between 2003 and 2004. As discussed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003, the Partnership determined it was appropriate to shorten the useful life of its low-pressure gas gathering assets in the Powder River Basin from 30 to 15 years, which increased depreciation expense.

      Other income was $3.8 million in the third quarter of 2003. This included a $3.3 million payment received for a change in ownership of the other partner in Bighorn Gas Gathering and a $0.5 million refund from an electric cooperative.

COAL SLURRY

      The coal slurry pipeline segment reported income from continuing operations of $0.9 million in the third quarter of 2004 on revenues of $5.5 million. In the third quarter of 2003, the segment reported income from continuing operations of $1.5 million on revenues of $5.5 million. The decrease in income in the third quarter of 2004 as compared to 2003 was primarily due to a $0.3 million increase in depreciation and amortization expense and slightly lower revenues than would otherwise have been realized due to temporary shutdowns for maintenance and repair. Operations and maintenance expense was $3.4 million in the third quarter of 2004 as compared to $3.1 million in 2003. The increase

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

was primarily due to a $0.2 million increase in electric power costs. Depreciation and amortization expense for the coal slurry pipeline was $0.8 million in the third quarter of 2004 as compared to $0.5 million in 2003. The Partnership determined it was appropriate to shorten the useful life of certain of its coal slurry assets to correspond with the expiration of the existing coal slurry transportation agreement in 2005. The impact of the shorter life will increase annual depreciation in 2004 by approximately $1.8 million over 2003.

OTHER

      Items not attributable to any segment include certain of the Partnership's general and administrative expenses, interest expense on the Partnership's debt and other income and expense items. The general and administrative expenses not allocated to any segment were $2.0 million in the third quarter of 2004 as compared to $1.3 million in 2003. The increase was primarily related to increased insurance costs of $0.4 million and $0.4 million of costs incurred as part of the Partnership's comprehensive effort to ensure compliance with Section 404 of the Sarbanes Oxley Act of 2002. Interest expense on the Partnership's debt was $8.5 million in the third quarter of 2004 as compared to $7.4 million in 2003. The increase in interest expense in 2004 from 2003 was primarily due to an increase in average debt outstanding for the Partnership partially offset by a decrease in average interest rates. Other expenses not allocated to any segment were $1.2 million in the third quarter of 2004, which represented business development expenditures related to unsuccessful acquisitions.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2003

INTERSTATE NATURAL GAS PIPELINES

      The interstate natural gas pipelines segment reported income of $98.1 million in the nine months ended September 30, 2004, as compared to $89.6 million in 2003. Income for the interstate natural gas pipelines segment reflects a $6.3 million increase in Northern Border Pipeline's income and a $1.6 million increase in Viking Gas Transmission's income. The increase in Northern Border Pipeline's income was primarily due to a $4.7 million increase in operating revenues and a $4.2 million decrease in interest expense (a combined $6.2 million impact on continuing operations after minority interest). As discussed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003, the Partnership acquired all of the common stock of Viking Gas Transmission on January 17, 2003. The increase in Viking Gas Transmission's income in 2004 was primarily due to 2003 only including operating results beginning at the January 17, 2003 acquisition date.

      Operating revenues were $287.2 million in the nine months ended September 30, 2004 as compared to $279.1 million in 2003. The increase in operating revenues in 2004 over 2003 resulted from a $4.7 million increase in Northern Border Pipeline's revenues, a $1.9 million increase in Viking Gas Transmission's revenues and a $1.5 million increase in Midwestern Gas Transmission's revenues. The increase in Northern Border Pipeline's revenues was due to several factors. Northern Border Pipeline was able to generate and

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

retain additional revenue from the sale of short-term capacity, which represented approximately $2.0 million of the increase. Under a condition of Northern Border Pipeline's previous rate case settlement, it was required to share interruptible transportation and new services revenues with its shippers. This condition expired in October 2003 and allowed Northern Border Pipeline to realize an additional $1.8 million of revenue during the nine months ended September 30, 2004. The leap year added an additional day of transportation, which approximated $0.9 million of the revenue increase. Viking Gas Transmission's revenue was higher in 2004 because 2003 does not reflect revenue prior to the January 17, 2003 acquisition date. Midwestern Gas Transmission's revenue increased primarily due to operational sales of gas.

      Operations and maintenance expense was $43.5 million in the nine months ended September 30, 2004 as compared to $43.6 million in 2003. During the nine months ended September 30, 2004, Northern Border Pipeline recorded $1.3 million of expense for the option to renew a pipeline right-of-way lease with the Fort Peck Indian Reservation (see Note 5 - Notes to Consolidated Financial Statements). Additionally in 2004, the interstate pipelines reduced their operations and maintenance expense by approximately $1.3 million related to the settlement of previously accrued charges for administrative services provided by Northern Plains Natural Gas, the pipelines' operator, and its affiliates.

      Interest expense was $32.1 million in the nine months ended September 30, 2004 as compared to $36.4 million in 2003. The decrease in interest expense in 2004 from 2003 was primarily due to a decrease in average debt outstanding for Northern Border Pipeline.

      Other expense was $1.4 million in the nine months ended September 30, 2004, as compared to $0.7 million in 2003. The increase was primarily due to $0.6 million of reserves established for costs associated with a potential future capital project.

      Minority interests in net income, which represent the 30% minority interest in Northern Border Pipeline, was $36.2 million in the nine months ended September 30, 2004 as compared to $33.5 million in 2003. The increase in 2004 over 2003 was due to increased net income for Northern Border Pipeline.

NATURAL GAS GATHERING AND PROCESSING

      The natural gas gathering and processing segment reported income of $34.2 million in the nine months ended September 30, 2004, as compared to a loss of $(187.6) million in 2003. The segment recorded impairment charges of $219.1 million in 2003. Excluding the effect of the impairment charges, the segment's income from continuing operations increased $2.7 million between 2003 and 2004. The increase is primarily due to higher natural gas and natural gas liquids prices, increased gathering and processing volumes in the Williston Basin and lower operations and maintenance expense partially offset by lower gathering volumes in the Powder River Basin and higher depreciation expense.

      Operating revenues were $133.0 million in the nine months ended September 30, 2004, as compared to $115.4 million in 2003. The increase in revenues reflects an increase in realized prices for natural gas and natural gas liquids and increased gathering and processing volumes in the Williston Basin partially offset by lower gathering volumes in the Powder River Basin.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

      Product purchases were $71.0 million in the nine months ended September 30, 2004, as compared to $60.7 million in 2003. Under certain gathering and processing agreements in the Williston Basin, Bear Paw Energy purchases raw natural gas from producers at a price tied to a percentage of the price for which it sells extracted natural gas and natural gas liquids. Total revenues from the sale of these products are included in operating revenues. Amounts paid to the producers to purchase their raw natural gas are reflected in product purchases. The increase in 2004 over 2003 is primarily due to an increase in natural gas and natural gas liquid prices and increased volumes processed.

      Operations and maintenance expense was $26.8 million in the nine months ended September 30, 2004, as compared to $30.7 million in 2003. The 2004 amount includes a $3.4 million gain on sale of two of Bear Paw Energy's gathering systems and other compressor equipment. In addition, the decrease in expense was due to the segment recording a $1.8 million estimated recovery of previously recorded bad debts. As a result of the bankruptcy of Enron North America in 2001, Bear Paw Energy had recorded bad debt expense for commodity hedges. The bankruptcy court has approved Bear Paw Energy's claim for these commodity hedges (see "The Impact Of Enron's Chapter 11 Filing On The Partnership's Business".)

      Depreciation and amortization expense was $11.4 million in the nine months ended September 30, 2004, as compared to $228.4 million in 2003. The expense for 2003 includes $219.1 million of impairment charges. Excluding the impact of the impairment charges, depreciation and amortization expense would have increased $2.1 million between 2003 and 2004. As discussed previously, the Partnership determined it was appropriate to shorten the useful life of its low-pressure gas gathering assets in the Powder River Basin from 30 to 15 years, which increased depreciation expense.

      Other income was $0.2 million in the nine months ended September 30, 2004, as compared to $3.8 million in 2003. The 2003 amount included a $3.3 million payment received for a change in ownership of the other partner in Bighorn Gas Gathering and a $0.5 million refund from an electric cooperative.

COAL SLURRY

      The coal slurry pipeline segment reported income from continuing operations of $2.4 million in the nine months ended September 30, 2004, on revenues of $16.3 million. In the nine months ended September 30, 2003, the segment reported income from continuing operations of $3.2 million on revenues of $16.0 million. The $0.8 million decrease in income from continuing operations was primarily due to higher depreciation expense of $1.7 million ($1.0 million impact after income taxes). Depreciation and amortization expense for the coal slurry pipeline was $3.0 million in the nine months ended September 30, 2004, as compared to $1.3 million in 2003. The Partnership determined it was appropriate to shorten the useful life of certain of its coal slurry assets to correspond with the expiration of the existing coal slurry transportation agreement in 2005. The impact of the shorter life will increase annual depreciation in 2004 by approximately $1.8 million over 2003.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

OTHER

      Items not attributable to any segment include certain of the Partnership's general and administrative expenses, interest expense on the Partnership's debt and other income and expense items. The general and administrative expenses not allocated to any segment were $5.7 million in the nine months ended September 30, 2004, as compared to $4.7 million in 2003. The increase in expense between 2003 and 2004 was primarily related to increased insurance costs of $1.3 million and $0.4 million of costs incurred as part of the Partnership's comprehensive effort to ensure compliance with Section 404 of the Sarbanes Oxley Act of 2002 partially offset by a $0.5 million reduction related to the settlement of previously accrued charges for administrative services provided by Northern Plains Natural Gas and its affiliates. Other expenses not allocated to any segment were $1.2 million in the nine months ended September 30, 2004, as compared to $0.5 million in 2003. The increase represented business development expenditures related to unsuccessful acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

DEBT AND CREDIT FACILITIES

      The Partnership's debt and credit facilities outstanding at September 30, 2004, are as follows:

                                                               Payments Due by Period
                                                          --------------------------------
                                                         Current Portion
                                                           (Less Than          Long-Term
                                           Total             1 Year)            Portion
                                       -------------      -------------      -------------
                                                         (In Thousands)
Northern Border Pipeline
  $175 million Pipeline Credit
    Agreement, average 2.29%,
    due 2005 (a)                       $      10,000      $      10,000      $          --
  6.25% Senior Notes due 2007                225,000                 --            225,000
  7.75% Senior Notes due 2009                200,000                 --            200,000
  7.50% Senior Notes due 2021                250,000                 --            250,000
Viking Gas Transmission
  Series A, B, C and D Senior
    Notes, average 7.42%,
    due 2008 to 2014                          32,091              4,760             27,331
Northern Border Partners, L.P.
  $275 million Partnership Credit
    Agreement, average 2.56%,
    due 2007 (a)                             129,000                 --            129,000
  8 7/8% Senior Notes due 2010               250,000                 --            250,000
  7.10% Senior Notes due 2011                225,000                 --            225,000
                                       -------------      -------------      -------------
Total                                  $   1,321,091      $      14,760      $   1,306,331
                                       =============      =============      =============

      (a) Both Northern Border Partners, L.P. and Northern Border Pipeline are required to pay a 0.125% fee on the principal commitment amount of their credit agreements.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

      Northern Border Pipeline has outstanding interest rate swap agreements with notional amounts totaling $225 million that expire in May 2007. Under the interest rate swap agreements, Northern Border Pipeline makes payments to counterparties at variable rates based on the London Interbank Offered Rate and in return receives payments based on a 6.25% fixed rate. At September 30, 2004, the average effective interest rate on Northern Border Pipeline's interest rate swap agreements was 2.46%.

      The Partnership has outstanding interest rate swap agreements with notional amounts totaling $150 million that expire in March 2011. Under the interest rate swap agreements, the Partnership makes payments to counterparties at variable rates based on the London Interbank Offered Rate and in return receives payments based on a 7.10% fixed rate. At September 30, 2004, the average effective interest rate on the Partnership's interest rate swap agreements was 4.61%.

      Short-term liquidity needs will be met by operating cash flows and through the Partnership Credit Agreement and the Pipeline Credit Agreement. Long-term capital needs may be met through the Partnership's ability to issue long-term indebtedness as well as additional limited partner interests.

CASH FLOWS FROM OPERATING ACTIVITIES

      Cash flows provided by operating activities were $192.0 million in the nine months ended September 30, 2004, as compared to $169.3 million for the comparable period in 2003. The increase in operating revenues and lower interest expense in 2004 as compared to 2003 contributed to the increase in operating cash flow. These increases were partially offset by higher product purchases, decreases in other income and a $5.5 million decrease in distributions received from unconsolidated affiliates. Other cash flows from operating activities for 2004 also reflect Northern Border Pipeline's initial payment of $7.4 million to the Fort Peck Tribes, in accordance with the terms of the Agreement. Operating cash flows in 2003 reflect Northern Border Pipeline's refund to its shippers for $10.3 million. Operating cash flows in 2003 were also decreased due to payments made to NBP Services Corp. for administrative services provided prior to 2003 of approximately $5.6 million. In addition, cash flows in 2003 were also decreased approximately $9.5 million due to Northern Border Pipeline's discontinuance of certain shipper transportation prepayments.

CASH FLOWS FROM INVESTING ACTIVITIES

      Cash used in investing activities was $16.3 million in the nine months ended September 30, 2004, as compared to $97.6 million in 2003. The results for 2003 included the acquisition of Viking Gas Transmission in January and the sale of the Gladys and Mazeppa processing plants in June. Acquisitions of businesses were $119.3 million in the nine months ended September 30, 2003, which represents the net cash paid to acquire Viking Gas Transmission. Sale of gathering and processing assets were $40.3 million in the nine months ended September 30, 2003, due to the sale of the Gladys and Mazeppa processing plants. Sale of gathering and processing assets totaled $8.7 million in the

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

nine months ended September 30, 2004. This includes $7.0 million from the sale of two of Bear Paw Energy's gathering systems on September 30, 2004, which is recorded in accounts receivable on the consolidated balance sheet. Subsequent to September 30, 2004, Bear Paw Energy received cash proceeds from the sale totaling $5.5 million. The remaining proceeds are expected to be received in the fourth quarter of 2004 and in early 2005. As a result, the consolidated cash flow statement for the nine months ended September 30, 2004, does not include the $7.0 million as a component of cash flows from investing activities.

      The investment in unconsolidated affiliates was $3.5 million in the nine months ended September 30, 2003, which primarily represents capital contributions to Guardian Pipeline. No capital contributions have been required in 2004.

      Capital expenditures were $17.9 million in the nine months ended September 30, 2004, which included $9.3 million for the interstate natural gas pipelines segment, $7.1 million for the natural gas gathering and processing segment and $1.5 million for the coal slurry pipeline segment. For the nine months ended September 30, 2003, capital expenditures were $15.0 million, which included $7.8 million for the interstate natural gas pipelines segment, $5.5 million for the natural gas gathering and processing segment and $1.7 million for the coal slurry pipeline segment.

      Total capital expenditures for 2004 are estimated to be $42 million. Capital expenditures for the interstate natural gas pipelines segment are estimated to be $19 million, including $14 million for Northern Border Pipeline, and are primarily related to renewals and replacements of existing facilities. Northern Border Pipeline currently anticipates funding its 2004 capital expenditures primarily by borrowing on its credit facility and using operating cash flows. Capital expenditures for the natural gas gathering and processing segment are estimated to be $21 million for 2004, primarily related to expenditures that are expected to generate additional revenues or significant operating efficiency. Funds required to meet the capital requirements for 2004 are anticipated to be provided from the Partnership's credit facility and operating cash flows.

CASH FLOWS FROM FINANCING ACTIVITIES

      Cash flows used in financing activities were $171.3 million in the nine months ended September 30, 2004, as compared to $77.7 million in 2003. Cash distributions to unitholders and general partners in the nine months ended September 30, 2004 and 2003, were $119.7 million and $115.3 million, respectively. The increase in 2004 over 2003 is due to an increase in the number of common units outstanding.

      In the nine months ended September 30, 2004, Northern Border Pipeline received equity contributions from its general partners including $39.0 million from its minority interest holder. Northern Border Pipeline's distributions to its minority interest holder increased $12.9 million. Effective January 1, 2004, Northern Border Pipeline changed its cash distribution policy. Cash distributions will be equal to 100% of distributable cash flow as determined from Northern Border Pipeline's financial statements based upon earnings before interest, taxes, depreciation and amortization less interest expense and less maintenance capital expenditures.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

      During the nine months ended September 30, 2003, the Partnership issued additional partnership interests of $102.4 million, which were primarily used to repay indebtedness outstanding.

      For the nine months ended September 30, 2004, borrowings on long-term debt totaled $100.0 million, which were primarily used for the Partnership's equity contribution to Northern Border Pipeline. For 2003, borrowings on long-term debt totaled $270.0 million, which were primarily used for the acquisition of Viking Gas Transmission and to repay existing indebtedness. Total repayments of debt in the nine months ended September 30, 2004 and 2003, were $143.8 million and $313.2 million, respectively.

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

      On June 24, 2004, Enron announced that it had reached an agreement with a joint venture of Southern Union Company and GE Commercial Finance Energy Financial Services ("CCE Holdings") for the sale of CrossCountry. On September 1, 2004, Enron announced that it reached an amended agreement for the sale of CrossCountry to CCE Holdings ("CCE Holdings Agreement"). On September 10, 2004, the Bankruptcy Court issued an order (the "September 10 Order") approving the CCE Holdings Agreement. The acquisition is subject to satisfaction of certain approvals and other closing conditions and is expected to close no later than mid-December 2004.

      On September 16, 2004, Southern Union Company and ONEOK, Inc. each announced that ONEOK had entered into an agreement ("ONEOK Agreement") to purchase Northern Plains, Pan Border and NBP Services (collectively the "Transfer Group Companies") from CCE Holdings. This acquisition, which is subject to satisfaction of certain approvals and other closing conditions, is expected to close concurrently with the CCE Holdings purchase of CrossCountry.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

      Under the CCE Holdings Agreement, Enron has agreed to extend certain of the terms of the transition services agreement and transition services supplemental agreement between CrossCountry and Enron (together the "TSA") for a period of six months from the closing date. Under the ONEOK Agreement, CCE Holdings and ONEOK have agreed to use reasonable commercial efforts to memorialize a transition services agreement referred to as the "Northern Border Transition Services Agreement" covering certain transition services by and among ONEOK, the Transfer Group Companies, CCE Holdings and Enron. There is no obligation on the part of Enron to enter into such arrangement and there can be no assurance that any such agreement will be entered into by Enron. In the event the Northern Border Transition Services Agreement is not entered into, then the ONEOK Agreement provides that certain transition services will be provided to the parties on substantially the same basis as provided prior to closing. The Partnership expects that most of the services it received in the past from Enron and CrossCountry will continue to be provided through the term of the transition services agreements or until those services can be provided directly by Northern Plains and NBP Services or indirectly by ONEOK. As services are transitioned to Northern Plains, NBP Services or ONEOK, it is possible that additional costs for computer hardware, software and personnel may result. Any such costs have not been determined. Additionally, it is not known at this time what rights Enron, CrossCountry or CCE Holdings may have to use third party software and what personnel will be available to provide the transition services to Northern Plains and NBP Services.

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

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

      Enron management previously informed Northern Plains and NBP Services that Enron will seek funding contributions from each member of its ERISA controlled group of corporations that employs, or employed, individuals who are, or were, covered under the Cash Balance Plan. Northern Plains and NBP Services are considered members of Enron's ERISA controlled group of corporations. As of December 31, 2003, an amount of approximately $6.2 million was estimated for Northern Plains' and NBP Services' proportionate share of the up to $200 million estimated termination costs for the Plans authorized by the Bankruptcy Court order. Under the operating agreement with Northern Plains and the administrative agreement with NBP Services, these costs may be the Partnership's responsibility. In December of 2003, the Partnership accrued $6.2 million to satisfy claims of reimbursement for these termination costs.

      In the Bankruptcy Court September 10 Order, Enron was authorized to enter into an escrow agreement with CCE Holdings and PBGC. Upon closing, Enron will deposit the amount of $321.8 million to an escrow account, which is intended to ensure that none of CCE Holdings or its affiliates are exposed to liability to the PBGC under Title IV of the Employee Retirement Income Security Act of 1974, as amended, for which CCE Holdings may otherwise be indemnified pursuant to the CCE Holdings Agreement. In addition, the form of escrow agreement approved pursuant to the September 10 Order provides that, under certain circumstances and upon approval by or notice to the parties to the escrow agreement, some or all of the funds placed in escrow may be paid directly in respect of the Cash Balance Plan or to the PBGC. However, the September 10 Order also provides that PBGC retains any rights or claims it may have against the Transfer Group Companies.

      Under both the CCE Holdings Agreement and the ONEOK Agreement, neither Northern Plains nor NBP Services nor the Partnership will be required to contribute to or otherwise be liable for any contributions to Enron in connection with the Cash Balance Plan. The purchase price under the agreements will be deemed to include all contributions which otherwise would have been allocable to Northern Plains and NBP Services.

      While the final amounts chargeable to the Partnership under the operating agreement for the termination of the Cash Balance Plan cannot be determined at this time, the Partnership believes the ultimate settlement of this matter may be for an amount significantly less than the $6.2 million accrual.

      On July 15, 2004, the Bankruptcy Court approved the amended joint Chapter 11 plan and related disclosure statement ("Chapter 11 Plan"). Under the approved Chapter 11 Plan, assuming the previously announced sales of Portland General Electric and CrossCountry are consummated, Enron creditors, which should include subsidiaries of the Partnership, will receive a combination of cash and equity of Prisma Energy International, Enron's international energy asset business. The Partnership has previously fully reserved its claims against Enron. During this quarter, the Bankruptcy Court approved a settlement between Bear Paw Energy, Enron and certain of its wholly-owned subsidiaries of Bear Paw Energy's claim for commodity hedges. As a result, the Partnership adjusted its reserves to reflect an estimated $1.8 million recovery for its claim. The Partnership anticipates reaching approved settlements of its remaining claims and may

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

realize total recoveries of $2 million to $6 million for claims in the Enron bankruptcy proceedings. However, the Chapter 11 Plan has not yet become effective and a number of parties have filed Notices of Appeal, which could delay the effective date and/or change the terms of the Plan. There can be no assurances on the amounts of the claims recovered or timing of distributions under the Chapter 11 Plan.

PUBLIC UTILITY HOLDING COMPANY ACT ("PUHCA") REGULATION

      As more fully discussed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003, on March 9, 2004, Enron registered as a holding company under the Public Utility Holding Company Act of 1935 ("PUHCA"). Under PUHCA, the Partnership is a subsidiary of a registered holding company. Immediately after Enron registered, the Securities and Exchange Commission ("SEC") issued an order granting Enron and its subsidiaries authority to undertake certain transactions without further authorization from the SEC under PUHCA ("Omnibus Order"). Upon consummation of the sale to CCE Holdings and to ONEOK, the Partnership will no longer be a subsidiary of a registered holding company.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

      The statements in this Quarterly Report that are not historical information are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results of the Partnership's operations may differ materially from those expressed in these forward-looking statements. Such forward-looking statements include, among other things, the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations" (i) "Liquidity and Capital Resources" regarding the Partnership's estimated capital expenditures in 2004; (ii) "Overview" regarding recontracting on Northern Border Pipeline, expansion projects on Northern Border Pipeline and Midwestern Gas Transmission and the future of the Black Mesa pipeline; and (iii) "The Impact of Enron's Chapter 11 Filing on the Partnership's Business" regarding transition services and potential costs. Although the Partnership believes that its expectations regarding future events are based on reasonable assumptions within the bounds of its knowledge of its business, it can give no assurance that its goals will be achieved or that its expectations regarding future developments will be realized. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, among other things, developments in the December 2, 2001 filing by Enron of a voluntary petition for bankruptcy, the sale of CrossCountry and subsequent sale of Northern Plains, Pan Border and NBP Services to ONEOK; transition of certain services by Enron and CrossCountry to Northern Plains and NBP Services, and the outcome of Enron's Chapter 11 process; regulations under PUHCA; industry results; ability to recontract available capacity at maximum transportation rates on Northern Border Pipeline; future demand for natural gas; availability of supplies of Canadian natural gas; the ability to recover the costs in pipeline rates of the settlement with the Fort Peck Tribes on rights-of-way and tax issues; the rate of

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONCLUDED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

development, gas quality, and competitive conditions in gas fields near the Partnership's natural gas gathering systems in the Powder River and Williston Basins and its investments in the Powder River and Wind River Basins; regulatory actions and receipt of expected regulatory clearances; renewal of the coal slurry transportation contract under favorable terms; competitive conditions in the overall natural gas and electricity markets; the ability to market pipeline capacity on favorable terms; performance of contractual obligations by the shippers; prices of natural gas and natural gas liquids; actions by rating agencies; the ability to renegotiate gathering contracts with producers; legislative and regulatory developments that impact FERC proceedings involving interstate pipelines and the interstate pipelines' success in sustaining their positions in such proceedings; timely receipt of FERC approval and other regulatory approvals of the new projects on the interstate pipelines; the ability to control operating costs; competitive developments by Canadian and U.S. natural gas transmission peers; and conditions in the capital markets and the ability to access the capital markets.

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

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

      The Partnership may be exposed to market risk through changes in commodity prices and interest rates, as discussed below. A control environment has been established which includes policies and procedures for risk assessment and the approval, reporting and monitoring of financial instrument activities.

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

         INTEREST RATE RISK

      The Partnership's interest rate exposure results from variable rate borrowings from commercial banks. To mitigate potential fluctuations in interest rates, the Partnership attempts to maintain a significant portion of its consolidated debt portfolio in fixed rate debt. It also uses interest rate swaps as a means to manage interest expense by converting a portion of fixed rate debt to variable rate debt to take advantage of declining interest rates. At September 30, 2004, the Partnership has $514.0 million of variable rate debt outstanding (approximately 39% of its debt portfolio), $375.0 million of which is previously fixed rate debt that has been converted to variable rate debt through the use of interest rate swaps.

      If average interest rates change by one percent compared to rates in effect as of September 30, 2004, consolidated annual interest expense would change by approximately $5.1 million. This amount has been determined by considering the impact of the hypothetical interest rates on the Partnership's variable rate borrowings outstanding as of September 30, 2004.

         COMMODITY PRICE RISK

         Bear Paw Energy is subject to certain contracts that give it quantities of natural gas and natural gas liquids as partial consideration for processing services. The income and cash flows from these contracts will be impacted by changes in prices realized for these commodities. Prior to considering the effects of any hedging, for each $0.10 per million British thermal unit change in natural gas prices or for each $0.01 per gallon change in natural gas liquid prices, the Partnership's annual net income would change by approximately $0.4 million. This amount has been determined by considering the impact of the hypothetical commodity prices on Bear Paw Energy's projected gathering and processing volumes for 2004. Subsequent to September 30, 2004, the Partnership entered into additional hedge contracts for 2005 volumes. The Partnership has hedged approximately 63% of its commodity price risk for the remainder of 2004 and approximately 18% of its commodity price risk for 2005.

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

      Except as discussed below, there were no changes in the Partnership's internal control over financial reporting that occurred during its last fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

      In addition, certain critical business systems, including information technology applications, third party software licenses and computer and communication hardware, supporting the Partnership's financial accounting and reporting systems are owned by Enron and/or CrossCountry. The Partnership's rights to utilize these systems may be impacted by the sale of CrossCountry. The Partnership's access to these business systems is currently being provided through services agreements, including a transition services agreement between Enron and CrossCountry. Although that agreement terminates upon the sale of CrossCountry, in the purchase and sale agreement with CCE Holdings, Enron has agreed to extend the terms of the transition services agreement for certain services for a period of six months from the closing date, which is expected to occur no later than mid-December 2004. Also, in the purchase and sale agreement with CCE Holdings and ONEOK, CCE Holdings has agreed to provide certain transition services. Until these agreements have been finalized, Northern Plains and NBP Services will be unable to advise the Partnership which critical systems of Enron, CrossCountry, CCE Holdings or ONEOK will be utilized for the Partnership. Implementation of controls, as well as documentation and testing, of any new systems that require conversion before year-end may not be possible.

      At this time the Partnership expects it will complete all internal controls review, testing and documentation as required under Section 404 of the Sarbanes-Oxley Act. However, the Partnership's ability to realize this expectation is dependent upon the availability of resources to execute internal controls, complete all of the testing and documentation required and on the actions of Enron, CrossCountry, CCE Holdings and ONEOK, as the sale process is consummated. See also Item 2. "Management's Discussion And Analysis Of Financial Condition And Results Of Operations - The Impact of Enron's Chapter 11 Filing On the Partnership's Business."

                           PART II. OTHER INFORMATION

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

ITEM 1. LEGAL PROCEEDINGS

      In Northern Border Pipeline's pending proceeding before the FERC on procedures for awarding capacity, an order was issued on April 15, 2004 in which the Federal Energy Regulatory Commission ("FERC") requested comments from interested parties on whether the FERC's current policy on awarding available capacity to a short-haul shipper appropriately balances the risks to the pipeline, bidding shippers and other shippers on the pipeline. Comments were filed by June 15, 2004. The timing of the issuance of the FERC's order in this proceeding is not known. On September 21, 2004, Northern Border Pipeline filed a motion to expedite the issuance of an order in this proceeding.

      Also, see Note 5 to the Consolidated Financial Statements for an update on certain legal proceedings involving Northern Border Pipeline and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Coal Slurry Pipeline" for an update on legal proceedings affecting the Black Mesa pipeline.

ITEM 6. EXHIBITS

      31.1  Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

      31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial and Accounting Officer.

      32.1  Section 1350 Certification of Chief Executive Officer.

      32.2  Section 1350 Certification of Chief Financial and Accounting
            Officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             NORTHERN BORDER PARTNERS, L.P.
                                             (A Delaware Limited Partnership)

Date: November 9, 2004                   By: /s/ Jerry L. Peters
                                             -----------------------------------
                                             Jerry L. Peters
                                             Chief Financial and Accounting
                                               Officer

                                Index to Exhibits

Exhibit No                                      Description
----------         --------------------------------------------------------------------
31.1               Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2               Rule 13a-14(a)/15d-14(a) Certification of Chief Financial and
                   Accounting Officer.

32.1               Section 1350 Certification of Chief Executive Officer pursuant to 18
                   U.S.C. Section 1350, as adopted pursuant to Section 906 of the
                   Sarbanes-Oxley Act of 2002.

32.2               Section 1350 Certification of Chief Financial and Accounting Officer
                   pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
                   906 of the Sarbanes-Oxley Act of 2002.