Form 10-Q
period 2005-03-31
NORTHERN BORDER PARTNERS LP
filed 2005-05-09
CIK 909281

                      UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended MARCH 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _______ to ________.

                         Commission File Number 1-12202
                         NORTHERN BORDER PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

                    Delaware                               93-1120873
      -------------------------------------      -------------------------------
         (State or other jurisdiction of         (I.R.S. Employer Identification
         incorporation or organization)                      Number)

              13710 FNB Parkway
               Omaha, Nebraska                             68154-5200
      -------------------------------------      -------------------------------
      (Address of principal executive                      (Zip code)
                 offices)

                                  (402) 492-7300
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

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

      The number of common units outstanding as of May 1, 2005 was 46,397,214.

                                     1 OF 29

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                Page No.
                                                                                --------
PART I. FINANCIAL INFORMATION

      ITEM 1. Financial Statements

              Consolidated Statement of Income -
                  Three Months Ended March 31, 2005 and 2004                       3
              Consolidated Statement of Comprehensive Income -
                  Three Months Ended March 31, 2005 and 2004                       4
              Consolidated Balance Sheet -
                  March 31, 2005 and December 31, 2004                             5
              Consolidated Statement of Cash Flows -
                  Three Months Ended March 31, 2005 and 2004                       6
              Consolidated Statement of Changes in Partners'
                  Equity - Three Months Ended March 31, 2005                       7
              Notes to Consolidated Financial Statements                           8

      ITEM 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                         13

      ITEM 3. Quantitative and Qualitative Disclosures About Market Risk          25

      ITEM 4. Controls and Procedures                                             26

PART II. OTHER INFORMATION

      ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds         27

      ITEM 5. Other Information                                                   27

      ITEM 6. Exhibits                                                            28

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                --------------------------
                                                  2005              2004
                                                ---------        ---------
OPERATING REVENUES                              $ 160,379        $ 143,773
                                                ---------        ---------
OPERATING EXPENSES
   Product purchases                               32,465           21,413
   Operations and maintenance                      33,172           29,399
   Depreciation and amortization                   21,392           21,506
   Taxes other than income                          9,812            9,694
                                                ---------        ---------
      Operating expenses                           96,841           82,012
                                                ---------        ---------
OPERATING INCOME                                   63,538           61,761
                                                ---------        ---------
INTEREST EXPENSE                                   21,166           18,568
                                                ---------        ---------
OTHER INCOME (EXPENSE)
   Equity earnings of unconsolidated
      affiliates                                    4,477            6,363
   Other income                                       741              521
   Other expense                                     (223)            (135)
                                                ---------        ---------
      Other income, net                             4,995            6,749
                                                ---------        ---------
MINORITY INTERESTS IN NET INCOME                   12,189           12,527
                                                ---------        ---------
INCOME FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES                                    35,178           37,415

INCOME TAXES                                          899            1,563
                                                ---------        ---------
INCOME FROM CONTINUING OPERATIONS                  34,279           35,852

DISCONTINUED OPERATIONS, NET OF TAX                   390              763
                                                ---------        ---------
NET INCOME TO PARTNERS                          $  34,669        $  36,615
                                                =========        =========

CALCULATION OF LIMITED PARTNERS' INTEREST
IN NET INCOME:
   Net income to partners                       $  34,669        $  36,615
   Less: general partners' interest in
     net income                                     2,683            2,722
                                                ---------        ---------
   Limited partners' interest in
     net income                                 $  31,986        $  33,893
                                                =========        =========

LIMITED PARTNERS' PER UNIT NET INCOME:
   Income from continuing operations            $    0.68        $    0.71
   Discontinued operations, net of tax               0.01             0.02
                                                ---------        ---------
   Net income                                   $    0.69        $    0.73
                                                =========        =========
NUMBER OF UNITS USED IN COMPUTATION                46,397           46,397
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

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                               ------------------------
                                                 2005            2004
                                               --------        --------
Net income to partners                         $ 34,669        $ 36,615
Other comprehensive income:
   Change associated with current period
     hedging transactions                        (2,725)            479
   Change associated with current period
      foreign currency translation                  (21)           (300)
                                               --------        --------
Total comprehensive income                     $ 31,923        $ 36,794
                                               ========        ========

   The accompanying notes are an integral part of these consolidated financial statements.

                NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                             MARCH 31,       DECEMBER 31,
                                                               2005              2004
                                                            ----------       ------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                $   37,313       $   33,980
   Accounts receivable, net of allowance for doubtful
      accounts of $9,237 and $9,175 at March 31, 2005
      and December 31, 2004, respectively                       66,738           70,007
   Materials and supplies, at cost                               5,161            5,654
   Prepaid expenses and other                                    5,266            5,650
   Derivative financial instruments                                 --            1,996
                                                            ----------       ----------
      Total current assets                                     114,478          117,287
                                                            ----------       ----------

PROPERTY, PLANT AND EQUIPMENT
   Property, plant and equipment                             2,948,413        2,939,465
   Less: Accumulated provision for
      depreciation and amortization                          1,023,453        1,002,041
                                                            ----------       ----------
      Property, plant and equipment, net                     1,924,960        1,937,424
                                                            ----------       ----------

INVESTMENTS AND OTHER ASSETS
   Investment in unconsolidated affiliates                     278,217          273,202
   Goodwill                                                    152,782          152,782
   Derivative financial instruments                              1,787            2,555
   Other                                                        28,263           27,306
                                                            ----------       ----------
      Total investments and other assets                       461,049          455,845
                                                            ----------       ----------
      Total assets                                          $2,500,487       $2,510,556
                                                            ==========       ==========

LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt                     $    9,474       $    5,126
   Accounts payable                                             29,177           35,095
   Accrued taxes other than income                              32,162           32,563
   Accrued interest                                             22,609           16,530
   Derivative financial instruments                              2,915               --
                                                            ----------       ----------
      Total current liabilities                                 96,337           89,314
                                                            ----------       ----------
LONG-TERM DEBT, net of current maturities                    1,319,356        1,325,232
                                                            ----------       ----------
MINORITY INTERESTS IN PARTNERS' EQUITY                         285,993          290,142
                                                            ----------       ----------
RESERVES AND DEFERRED CREDITS
   Deferred income taxes                                         7,702            7,186
   Derivative financial instruments                              1,588              840
   Other                                                         8,160            8,508
                                                            ----------       ----------
      Total reserves and deferred credits                       17,450           16,534
                                                            ----------       ----------

COMMITMENTS AND CONTINGENCIES (Note 5)

PARTNERS' EQUITY
   General partners                                             15,498           15,603
   Common units (46,397,214 units issued and
      outstanding at March 31, 2005 and
      December 31, 2004)                                       759,418          764,550
   Accumulated other comprehensive income                        6,435            9,181
                                                            ----------       ----------

      Total partners' equity                                   781,351          789,334
                                                            ----------       ----------
      Total liabilities and partners' equity                $2,500,487       $2,510,556
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

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                  ------------------------
                                                                    2005            2004
                                                                  --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income to partners                                         $ 34,669        $ 36,615
                                                                  --------        --------
   Adjustments to reconcile net income to partners
    to net cash provided by operating activities:
      Depreciation and amortization                                 21,482          21,704
      Minority interests in net income                              12,189          12,527
      Reserves and deferred credits                                   (340)           (968)
      Equity earnings in unconsolidated affiliates                  (4,477)         (6,363)
      Distributions received from unconsolidated affiliates          1,187           4,332
      Changes in components of working capital                       3,726           6,441
      Non-cash losses (gains) from derivative financial
        instruments                                                     40             (32)
      Other                                                         (1,406)           (982)
                                                                  --------        --------
           Total adjustments                                        32,401          36,659
                                                                  --------        --------
      Net cash provided by operating activities                     67,070          73,274
                                                                  --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in unconsolidated affiliates                          (1,454)             --
   Capital expenditures for property, plant
      and equipment                                                 (9,846)         (2,076)
                                                                  --------        --------
      Net cash used in investing activities                        (11,300)         (2,076)
                                                                  --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions
      General and limited partners                                 (39,906)        (39,906)
      Minority Interests                                           (16,229)        (14,459)
   Equity contributions from Minority Interests                         --          19,500
   Issuance of long-term debt                                       13,000          50,000
   Retirement of long-term debt                                     (9,302)        (58,920)
                                                                  --------        --------
      Net cash used in financing activities                        (52,437)        (43,785)
                                                                  --------        --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                              3,333          27,413

Cash and cash equivalents-beginning of period                       33,980          35,895
                                                                  --------        --------
Cash and cash equivalents-end of period                           $ 37,313        $ 63,308
                                                                  ========        ========

Supplemental Disclosures of Cash Flow Information:
   Cash paid for:
      Interest (net of amount capitalized)                        $ 16,294        $ 14,842
                                                                  ========        ========

Changes in components of working capital:
      Accounts receivable                                         $  3,663        $   (804)
      Materials and supplies, prepaid expenses and other               877           2,054
      Accounts payable                                              (6,492)             45
      Accrued taxes other than income                                 (401)            181
      Accrued interest                                               6,079           4,965
                                                                  --------        --------
        Total                                                     $  3,726        $  6,441
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

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            ACCUMULATED
                                                                               OTHER          TOTAL
                                             GENERAL         COMMON        COMPREHENSIVE    PARTNERS'
                                            PARTNERS          UNITS           INCOME         EQUITY
                                            --------        ---------      -------------    ---------
Balance at December 31, 2004                $ 15,603        $ 764,550        $ 9,181        $ 789,334

Net income to partners                         2,683           31,986             --           34,669

Change associated with current period
  hedginx transactions                            --               --         (2,725)          (2,725)

Change associated with current
  period foreign currency translation             --               --            (21)             (21)

Distributions to partners                     (2,788)         (37,118)            --          (39,906)
                                            --------        ---------        -------        ---------
   Balance at March 31, 2005                $ 15,498        $ 759,418        $ 6,435        $ 781,351
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

      We have prepared the consolidated financial statements included herein without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

      The preparation of financial statements in conformity with U.S. GAAP requires management to make assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      We own a 70% general partner interest in Northern Border Pipeline Company. Crestone Energy Ventures, L.L.C.; Bear Paw Energy, L.L.C.; Border Midstream Services, Ltd.; Midwestern Gas Transmission Company; Viking Gas Transmission Company; and Black Mesa Pipeline, Inc. are wholly-owned subsidiaries of the Partnership. We also own a 49% common membership interest and a 100% preferred A share interest in Bighorn Gas Gathering, L.L.C.; a 33% interest in Fort Union Gas Gathering, L.L.C.; a 35% interest in Lost Creek Gathering, L.L.C.; and a 33% interest in Guardian Pipeline, L.L.C.

2. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

      We use financial instruments in the management of our interest rate and commodity price exposure. A control environment has been established which includes policies and procedures for risk assessment as well as the approval, reporting and monitoring of financial instrument activities.

      On December 9, 2004, we entered into forward starting interest rate swap agreements with a total notional amount of $100 million in anticipation of a ten-year senior note issuance in the first half of 2005. At March 31, 2005, we recorded a derivative financial instrument receivable of $1.5 million, the fair value of the interest rate swap agreements, with a corresponding offset to accumulated other comprehensive income.

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      We record in accumulated other comprehensive income amounts related to terminated interest rate swap agreements for cash flow hedges with such amounts amortized to interest expense over the term of the hedged debt. During the three months ended March 31, 2005, we amortized approximately $0.5 million related to the terminated interest rate swap agreements as a reduction to interest expense from accumulated other comprehensive income and expect to amortize a comparable amount in each of the remaining quarters of 2005.

      We have outstanding interest rate swap agreements with notional amounts totaling $150 million that expire in March 2011. Under the interest rate swap agreements, we make payments to counterparties at variable rates based on the London Interbank Offered Rate and in return receive payments based on a 7.10% fixed rate. At March 31, 2005, the average effective interest rate on our interest rate swap agreements was 5.80%. Our interest rate swap agreements have been designated as fair value hedges as they hedge the fluctuations in the market value of the senior notes issued by us in 2001. The accompanying consolidated balance sheet at March 31, 2005, reflects derivative financial instrument assets of approximately $0.3 million and derivative financial instrument liabilities of $1.6 million with a corresponding decrease in long-term debt related to our fair value hedges.

      The Partnership and Northern Border Pipeline record in long-term debt amounts received or paid related to terminated or amended interest rate swap agreements for fair value hedges with such amounts amortized to interest expense over the remaining life of the interest rate swap agreement. During the first quarter of 2005, the Partnership and Northern Border Pipeline amortized approximately $1.3 million as a reduction to interest expense and expect to amortize a comparable amount in each of the remaining quarters of 2005.

      Bear Paw Energy periodically enters into commodity derivative contracts and fixed-price physical contracts. Bear Paw Energy primarily utilizes price swaps and collars, which have been designated as cash flow hedges, to hedge its exposure to gas and natural gas liquid price volatility. During the first quarter of 2005, Bear Paw Energy recognized gains of $1.3 million from the settlement of derivative contracts. At March 31, 2005, the consolidated balance sheet reflected an unrealized loss of approximately $2.9 million in derivative financial instrument liabilities with a corresponding decrease of $2.9 million in accumulated other comprehensive income. For the remaining quarters in 2005, if prices remain at current levels, Bear Paw Energy expects to reclassify approximately $2.9 million from accumulated other comprehensive income as a decrease to operating revenues. However, this decrease would be offset with increased operating revenues due to the higher prices assumed.

3. BUSINESS SEGMENT INFORMATION

      Our business is divided into three reportable segments, defined as components of the enterprise, about which financial information is available and evaluated regularly by our management and the Partnership Policy Committee. Our reportable segments are strategic business units that offer different

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

services. Each segment is managed separately because each business requires a different marketing strategy. These segments are as follows: the Interstate Natural Gas Pipeline segment, which provides natural gas transmission services; the Natural Gas Gathering and Processing segment, which provides services for the gathering, treating, processing and compression of natural gas and the fractionation of natural gas liquids; and the Coal Slurry Pipeline segment, which transports crushed coal suspended in water. We evaluate performance based on EBITDA, earnings before interest, taxes, depreciation and amortization less the allowance for equity funds used during construction ("AFUDC"). Management uses EBITDA to compare the financial performance of our segments and to internally manage those business segments. Management believes that EBITDA provides useful information to investors as a measure of comparability to peer companies. EBITDA should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with U.S. GAAP. EBITDA calculations may vary from company to company, therefore our computation of EBITDA may not be comparable to a similarly titled measure of another company. The following reconciles net income to EBITDA for each segment:

                  RECONCILIATION OF NET INCOME (LOSS) TO EBITDA

                                     Natural
                        Interstate     Gas
                         Natural     Gathering   Coal
                           Gas         and      Slurry
   (In thousands)        Pipeline   Processing Pipeline  Other(a)   Total
---------------------   ----------  ---------- -------- ---------  -------
THREE MONTHS ENDED
  MARCH 31, 2005
Net income (loss)        $32,149    $13,690    $  745   ($11,915)  $34,669
Minority interest         12,189         --        --         --    12,189
Interest expense, net     11,204         54        --      9,908    21,166
Depreciation and
 amortization             16,569      3,958       955         --    21,482
Income tax                   730          4       165        285     1,184
AFUDC                        (18)        --        --         --       (18)
                         -------    -------    ------   --------   -------
EBITDA                   $72,823    $17,706    $1,865   ($ 1,722)  $90,672
                         =======    =======    ======   ========   =======

THREE MONTHS ENDED
  MARCH 31, 2004
Net income (loss)        $34,250    $10,626    $  674   ($ 8,935)  $36,615
Minority interest         12,527         --        --         --    12,527
Interest expense, net     10,882        106         9      7,571    18,568
Depreciation and
 amortization             16,677      3,642     1,278        107    21,704
Income tax                 1,547          7         9        373     1,936
AFUDC                        (44)        --        --         --       (44)
                         -------    -------    ------   --------   -------
EBITDA                   $75,839    $14,381    $1,970   ($   884)  $91,306
                         =======    =======    ======   ========   =======

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BUSINESS SEGMENT DATA

                                           Natural
                             Interstate      Gas
                              Natural      Gathering       Coal
                                Gas          and          Slurry
    (In thousands)            Pipeline    Processing     Pipeline     Other (a)        Total
-----------------------      ----------   ----------     --------     ---------        -----
THREE MONTHS ENDED
  MARCH 31, 2005
Revenues from external
  customers                   $96,645       $57,573       $6,161       $    --        $160,379
Operating income (loss)        55,638         9,502          926        (2,528)         63,538

THREE MONTHS ENDED
  MARCH 31, 2004
Revenues from external
  customers                   $97,626       $40,741       $5,406       $    --        $143,773
Operating income (loss)        58,574         4,810          694        (2,317)         61,761

Total assets by segment are as follows:

                                            March 31,       December 31,
           (In thousands)                     2005              2004
-------------------------------------      ----------       ------------
Interstate Natural Gas Pipeline            $1,891,074       $1,900,555
Natural Gas Gathering and Processing          573,070          570,101
Coal Slurry Pipeline                           17,180           18,268
Other (a)                                      19,163           21,632
                                           ----------       ----------
Total Assets                               $2,500,487       $2,510,556
                                           ==========       ==========

(a) Includes other items not allocable to segments.

4. NET INCOME PER UNIT

      Net income per unit is computed by dividing net income, after deducting the general partners' allocation, by the weighted average number of common units outstanding. The general partners' allocation is equal to an amount based upon their collective 2% general partner interest adjusted for incentive distributions. The distribution to partners amount shown on the accompanying consolidated statement of changes in partners' equity includes incentive distributions to the general partners of approximately $2.0 million.

      On April 19, 2005, we declared a cash distribution of $0.80 per unit ($3.20 per unit on an annualized basis) for the quarter ended March 31, 2005. The distribution is payable May 13, 2005, to unitholders of record on April 29, 2005.

                   ITEM 1. FINANCIAL STATEMENTS - (CONCLUDED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. COMMITMENTS AND CONTINGENCIES

      Various legal actions that have arisen in the ordinary course of business are pending. We believe that the resolution of these issues will not have a material adverse impact on our results of operations or financial position.

6. ACCOUNTING PRONOUNCEMENTS

      In March 2005, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations-an interpretation of FASB Statement No. 143." The statement clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The effective date of this interpretation is no later than the end of the fiscal year ending after December 15, 2005. The effect of adopting FIN 47 is not expected to be material to our results of operations or financial position.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

      Our discussion and analysis of financial condition and results of operations is based on our Consolidated Financial Statements. The Consolidated Financial Statements are prepared in accordance with U.S. GAAP. You should read the following discussion and analysis in conjunction with the Consolidated Financial Statements included elsewhere in this report.

OVERVIEW

Our businesses fall into three major business segments:

      - the interstate natural gas pipeline segment, which comprises approximately 76% of our assets;

      - the natural gas gathering and processing segment, which comprises approximately 23% of our assets; and

      - the coal slurry pipeline, which comprises approximately 1% of our assets.

      There are several major business drivers that have an impact on our business. These factors are discussed in the "Overview" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2004 Form 10-K.

Interstate Natural Gas Pipeline Segment

      The interstate natural gas pipeline segment includes the operations of Northern Border Pipeline Company, Midwestern Gas Transmission Company, Viking Gas Transmission Company and our equity interest in Guardian Pipeline, L.L.C.

      As previously disclosed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview" in our Form 10-K for the year ended December 31, 2004, Northern Border Pipeline had approximately 800 million cubic feet per day ("mmcfd") or 28% of summer design capacity under contracts that expired or are due to expire by May 31, 2005. Most of this capacity is available from Port of Morgan, Montana to the Ventura, Iowa delivery point. We previously disclosed a possible reduction to Northern Border Pipeline's revenues of $7 million to $14 million ($5 million to $10 million net to us) and that the impact could vary outside this range depending on actual natural gas basis differentials. As a result of contracting activity to date, we believe a greater reduction is now likely.

      For the month of April, approximately 600 mmcfd of our firm transportation capacity was available for contracting. This firm capacity was not contracted for the month primarily due, we believe, to the unusually high summer to winter price differentials causing greater than average natural gas storage injections from Western Canadian supply sources. The impact to Northern Border Pipeline revenues for the month of April is estimated to be a reduction of approximately $6 million ($4 million net to us).

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

      As of May 1, 2005, Northern Border Pipeline has 340 mmcfd that remains available for contracting in May. We believe that the greatest risk of unsold capacity exists during the second quarter but some weakness could continue through the balance of the year based on weather conditions and mid-continent pricing. Consequently, we now believe that the most likely range of impact on Northern Border Pipeline revenues from unsold capacity in 2005 is $15 million to $28 million ($11 million to $20 million net to us). Due to the difficulty in predicting all of the variables that can affect the marketability of Northern Border Pipeline's capacity, this estimate is subject to change.

Natural Gas Gathering and Processing Segment

      The natural gas gathering and processing segment includes the operations of Bear Paw Energy, L.L.C. and Crestone Energy Ventures, L.L.C. In addition, the our equity interests in Bighorn Gas Gathering, L.L.C., Fort Union Gas Gathering, L.L.C. and Lost Creek Gathering, L.L.C. are included in this segment.

      In our wholly-owned gathering assets in the Powder River Basin, gathering volumes for 2005 are expected to be down by approximately 10% when compared to 2004. The primary reason for this change is a reduction of 45 mmcfd under a low margin gathering contract, offset by additional volumes from new wells. Bear Paw Energy provides different levels of services in the Powder River Basin, namely, low-pressure and high-pressure gathering. Low-pressure gathering involves providing services from a central delivery point to a downstream pipeline. High-pressure gathering is providing services after the gas has been aggregated and compressed by producers. High-pressure service requires less capital and expense and as a result, is lower margin service. For our wholly-owned operations in the Powder River Basin, gathering volumes from high-pressure gathering services represent 29% of the total volume gathered, but less than 11% of our gathering revenues in the first quarter of 2005.

      The increased drilling and development activities by Bear Paw Energy's customers continue in the Williston Basin. Due to increased system throughput and additional acreage being dedicated to our facilities, there are a number of projects underway to increase capacity and optimize facilities.

Coal Slurry Pipeline Segment

      This segment includes Black Mesa Pipeline Company. This pipeline has one major customer, the coal supplier to the Mohave Generating Station, in Laughlin, Nevada. This contract on Black Mesa Pipeline provides a steady, fee for service, revenue stream through December 31, 2005. The interested parties are continuing to work to resolve environmental, water supply, and recontracting issues surrounding the resumption of operations of the Mohave Generating Station after its planned shutdown in January 2006. We believe that successful resolution of these issues should result in reconstruction of the coal slurry pipeline in 2008 and 2009.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Certain amounts included in or affecting our Consolidated Financial Statements and related notes must be estimated, requiring us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Key estimates used by our management include: the economic useful lives of our assets used to determine depreciation and amortization, the fair values used to determine possible asset impairment charges, the fair values used to record derivative assets and liabilities, expense accruals, and the fair values of assets acquired. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

      Our significant accounting policies are summarized in Note 2 - Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. Certain of our accounting policies are of more significance in our financial statement preparation process than others.

      The interstate natural gas pipelines' accounting policies conform to Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, certain assets that result from the regulated ratemaking process are recorded that would not be recorded under U.S. GAAP for nonregulated entities. We continually assess whether the future recovery of the regulatory assets is probable by considering such factors as regulatory changes and the impact of competition. If future recovery ceases to be probable, we would be required to write off the regulatory assets at that time. At March 31, 2005, we have recorded regulatory assets of $12.6 million, which are being recovered, or are expected to be recovered, from the pipelines' shippers over varying time periods up to 44 years.

      Our long-lived assets are stated at original cost. We must use estimates in determining the economic useful lives of those assets. Useful lives are based on historical experience and are adjusted when changes in planned use, technological advances or other factors show that a different life would be more appropriate. The depreciation rate used for utility property is an integral part of the interstate natural gas pipelines' Federal Energy Regulatory Commission ("FERC") tariffs. Any revisions to the estimated economic useful lives of our assets will change our depreciation and amortization expense prospectively. For utility property, no retirement gain or loss is included in income except in the case of retirements or sales of entire operating units. The original cost of utility property retired is charged to accumulated depreciation and amortization, net of salvage and cost of removal.

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

      Our accounting for financial instruments is in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. At March 31, 2005, the consolidated balance sheet included assets from derivative financial instruments of $1.8 million and liabilities from derivative financial instruments of $4.5 million.

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

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

RESULTS OF OPERATIONS

      Our income from continuing operations was $34.3 million in the first quarter of 2005 or $0.68 per unit as compared to $35.9 million in the first quarter of 2004 or $0.71 per unit. The $1.6 million decrease between 2004 and 2005 is primarily due to a $2.1 million decrease in income from the interstate natural gas pipeline segment and a $2.3 million increase in interest expense not allocated to our business segments, which was partially offset by a $3.1 million increase in income from the natural gas gathering and processing segment.

      The following table summarizes financial and other information by business segment for the three months ended March 31, 2005 and 2004 (in thousands):

                                                      Three Months Ended
                                                          March 31,
                                                  --------------------------
                                                    2005             2004
                                                  ---------        ---------
Operating revenues
  Interstate Natural Gas Pipeline                 $  96,645        $  97,626
  Natural Gas Gathering and Processing               57,573           40,741
  Coal Slurry Pipeline                                6,161            5,406
                                                  ---------        ---------
    Total operating revenues                        160,379          143,773
                                                  ---------        ---------

Operating income (loss):
  Interstate Natural Gas Pipeline                    55,638           58,574
  Natural Gas Gathering and Processing                9,502            4,810
  Coal Slurry Pipeline                                  926              694
  Other                                              (2,528)          (2,317)
                                                  ---------        ---------
    Total operating income                           63,538           61,761
                                                  ---------        ---------

Income (loss) from continuing operations:
  Interstate Natural Gas Pipeline                    32,149           34,250
  Natural Gas Gathering and Processing               13,690           10,626
  Coal Slurry Pipeline                                  745              674
  Other                                             (12,305)          (9,698)
                                                  ---------        ---------
    Total income from continuing operations          34,279           35,852
                                                  ---------        ---------
Discontinued operations, net of tax                     390              763
                                                  ---------        ---------
Net income                                        $  34,669        $  36,615
                                                  =========        =========

Operating data (1):
  Interstate Natural Gas Pipeline:
    Million cubic feet of gas delivered             306,692          302,898
    Average daily throughput (mmcfd)                  3,501            3,409
  Natural Gas Gathering and Processing:
    Gathering (mmcfd)                                 1,049              975
    Processing (mmcfd)                                   60               50
  Coal Slurry Pipeline:
    Thousands of tons of coal shipped                 1,282            1,154

(1) Operating data includes 100% of the volumes for joint venture and equity investments as well as for wholly-owned subsidiaries.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

      Below is a detailed analysis of the results of operations for each of our operating segments.

INTERSTATE NATURAL GAS PIPELINE SEGMENT

      The interstate natural gas pipeline segment reported income of $32.1 million in the first quarter of 2005 as compared to $34.3 million in the first quarter of 2004. The decrease in income reflects a $0.8 million decrease in Northern Border Pipeline's income and a $1.3 million decrease in Viking Gas Transmission's income. The decrease in Northern Border Pipeline's income was primarily due to a $0.5 million decrease in operating revenues and a $0.5 million increase in operations and maintenance expense (a combined $0.7 million impact on continuing operations after minority interest). The decrease in Viking Gas Transmission's income is primarily due to a $0.4 million decrease in operating revenues and a $1.7 million increase in operations and maintenance expense (a combined $1.2 million impact on continuing operations after income taxes).

      Operating revenues were $96.6 million in the first quarter of 2005 as compared to $97.6 million in 2004. The decrease in operating revenues in 2005 over 2004 resulted from a $0.5 million decrease in Northern Border Pipeline's revenues and a $0.4 million decrease in Viking Gas Transmission's revenues. The primary cause for the decrease in Northern Border Pipeline's revenues was leap year, which added an additional day of transportation in 2004 as compared to 2005. The decrease in Viking Gas Transmission revenues is primarily due to a scheduled reduction in rates for certain services and elimination of certain surcharges.

      Operations and maintenance expense was $15.7 million in the first quarter of 2005 as compared to $13.5 million in 2004. The increase in expense in 2005 over 2004 resulted from a $0.5 million increase from Northern Border Pipeline and $1.7 million increase from Viking Gas Transmission. The increase in Northern Border Pipeline's expenses was primarily due to an increase in salary and benefit expenses. The increase in Viking Gas Transmission's expenses was due to adjustments of $1.9 million for imbalances related to its system gas, which represents volumes of gas maintained by the pipeline for operational purposes.

      Income tax expense was $0.7 million in the first quarter of 2005 as compared to $1.5 million in 2004. The decrease was primarily due to lower income for Viking Gas Transmission.

NATURAL GAS GATHERING AND PROCESSING SEGMENT

      The natural gas gathering and processing segment reported income of $13.7 million in the first quarter of 2005 as compared to $10.6 million in 2004. The increase in income between 2004 and 2005 is primarily due to an increase in revenues partially offset by an increase in product purchases and a decrease in equity earnings from unconsolidated affiliates.

      Operating revenues were $57.6 million in the first quarter of 2005 as compared to $40.7 million in 2004. The increase in revenues reflects an

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

increase in volumes and realized prices for natural gas and natural gas liquids, which accounted for $17.5 million of the increase, partially offset by lower gathering rates in the Powder River Basin.

      Product purchases were $32.5 million in the first quarter of 2005 as compared to $21.4 million in 2004. Under certain gathering and processing agreements in the Williston Basin, Bear Paw Energy purchases raw natural gas from producers at a price tied to a percentage of the price for which it sells extracted natural gas and natural gas liquids. Total revenues from the sale of these products are included in operating revenues. Amounts paid to the producers to purchase their raw natural gas are reflected in product purchases. The increase in expenses is due to both an increase in volumes and prices received for Williston products.

      Equity earnings from unconsolidated affiliates were $4.0 million in the first quarter of 2005 as compared to $5.9 million for 2004. The 2004 equity earnings include $2.8 million from a special income allocation related to a cash distribution from our preferred A interest in Bighorn Gas Gathering. This distribution, determined in accordance with the joint venture agreement, was based on the number of wells connected to the gathering system in the preceding year. If certain well connect targets are not met, we receive a disproportionate share of cash distributions and a related special income allocation. Whether such targets have been met for 2004 is under review. The special income allocation will not be recorded until an agreement is reached on preferred A distributions for 2004. At this point, we expect to record another $2.6 million special income allocation later in 2005. Partially offsetting this decrease was an increase in equity earnings from Lost Creek Gathering due to higher throughput volumes.

COAL SLURRY PIPELINE SEGMENT

      The coal slurry pipeline segment reported income of $0.7 million in the first quarter of 2005 on revenues of $6.2 million. In the first quarter of 2004, the segment reported income of $0.7 million on revenues of $5.4 million. For the first quarter of 2005, operations and maintenance expense increased $0.8 million primarily due to an increase in electric power costs of $0.6 million. The electric power costs are reimbursed by Black Mesa Pipeline's customer.

OTHER

      Items not attributable to any segment include certain of our general and administrative expenses, interest expense on our debt and other income and expense items. The interest expense not allocated to any segment was $9.9 million in the first quarter of 2005 as compared to $7.6 million in 2004. The increase in interest expense between 2004 and 2005 was primarily related to an increase in average debt outstanding.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

      We believe that we have adequate liquidity to fund future recurring operating activities and investments. Short-term liquidity needs will be met by our operating cash flows and our current or similar credit facilities discussed below. Other liquidity needs are expected to be funded through the issuance of long-term debt as well as additional limited partner interests. Our ability to complete future debt and equity offerings and the timing of any such offerings will depend on various factors, including prevailing market conditions, interest rates, our financial condition and credit ratings at the time.

DEBT AND CREDIT FACILITIES

      Our debt and credit facilities outstanding at March 31, 2005, are as follows:

                                                  Payments Due by Period
                                                ---------------------------
                                                Current Portion
                                                  (Less Than     Long-Term
                                        Total       1 Year)       Portion
                                     ---------- ---------------  ----------
                                                (In Thousands)
Northern Border Pipeline
  $175 million Pipeline Credit
    Agreement, average 3.32%,
    due 2005 (a)                     $    5,000   $    5,000     $       --
  6.25% Senior Notes due 2007           150,000           --        150,000
  7.75% Senior Notes due 2009           200,000           --        200,000
  7.50% Senior Notes due 2021           250,000           --        250,000
Viking Gas Transmission
  Series A, B, C and D Senior
    Notes, average 7.44%,
    due 2008 to 2014                     30,587        2,133         28,454
Northern Border Partners, L.P.
  $275 million Partnership Credit
    Agreement, average 3.48%,
    due 2007 (a)                        191,000           --        191,000
  8 7/8% Senior Notes due 2010          250,000           --        250,000
  7.10% Senior Notes due 2011           225,000           --        225,000
                                     ----------   ----------     ----------

Total                                $1,301,587   $    7,133     $1,294,454
                                     ==========   ==========     ==========

      (a) Northern Border Partners, L.P. and Northern Border Pipeline each are required to pay a facility fee of 0.15% and 0.125%, respectively, on the principal commitment amount of their credit agreements.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

      Each of the Partnership and Northern Border Pipeline have entered into a revolving credit facility, which is used for refinancing existing indebtedness, funding capital expenditures and acquisitions, and for general business purposes. We entered into a $275 million four-year revolving credit agreement ("2003 Partnership Credit Agreement") with certain financial institutions in November 2003. Northern Border Pipeline entered into a $175 million three-year credit agreement ("2002 Pipeline Credit Agreement") with certain financial institutions in May 2002. The 2002 Pipeline Credit Agreement will expire in May 2005. Northern Border Pipeline has commenced discussions with financial institutions and expects to have a credit agreement with similar terms and conditions in place prior to expiration. At May 6, 2005, Northern Border Pipeline has $32.0 million borrowed under the 2002 Pipeline Credit Agreement. We have also commenced discussions with financial institutions to replace the 2003 Partnership Credit Agreement with a new five-year facility with more favorable terms and total availability of $500 million. We expect to have this new facility in place in the second quarter of 2005.

      Each of the 2003 Partnership Credit Agreement and the 2002 Pipeline Credit Agreement requires the Partnership and Northern Border Pipeline to maintain compliance with certain financial, operational and legal covenants. The 2003 Partnership Credit Agreement and 2002 Pipeline Credit Agreement require the Partnership and Northern Border Pipeline to maintain ratios of EBITDA (net income plus minority interests in net income, interest expense, income taxes and depreciation and amortization) to interest expense of greater than 3 to 1. The credit agreements also require the maintenance of the ratio of indebtedness to adjusted EBITDA (EBITDA adjusted for pro forma operating results of acquisitions made during the year) of no more than 4.5 to 1. Under the 2003 Partnership Credit Agreement, if we consummate one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA is temporarily increased to 5 to 1. At March 31, 2005, the Partnership and Northern Border Pipeline were in compliance with the covenants of their credit agreements. The interest rate applied to amounts outstanding under these agreements may, as selected by us and by Northern Border Pipeline, be either the lender's base rate or the London Interbank Offered Rate ("LIBOR") plus a spread that is based upon the long-term unsecured debt ratings in effect for us and for Northern Border Pipeline.

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

      We currently have outstanding interest rate swap agreements with notional amounts totaling $150 million that expire in March 2011. Under the interest rate swap agreements, we make payments to counterparties at variable rates based on LIBOR and in return receive payments based on a 7.10% fixed rate. At March 31, 2005, the average effective interest rate on our interest rate swap agreements was 5.80%.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

CASH FLOWS FROM OPERATING ACTIVITIES

      Cash flows provided by operating activities were $67.1 million in the first quarter of 2005 as compared to $73.3 million in 2004. The decrease in operating cash flows is primarily due to a $3.1 million decrease in distributions received from unconsolidated affiliates. In 2004, we received a distribution from our common and preferred A interests in Bighorn Gas Gathering. We have not received any distribution from Bighorn Gas Gathering in 2005. In addition, working capital changes increased operating cash flows by $3.7 million in 2005 as compared to $6.4 million in 2004.

CASH FLOWS FROM INVESTING ACTIVITIES

      Cash used in investing activities was $11.3 million in the first quarter of 2005 as compared to $2.1 million in 2004. Our investments in unconsolidated affiliates totaled $1.5 million in the first quarter of 2005, which represents contributions made to Bighorn Gas Gathering for its capital expenditures.

      Capital expenditures were $9.8 million in the first quarter of 2005, which included $5.4 million for the interstate natural gas pipeline segment and $3.9 million for the natural gas gathering and processing segment. Capital expenditures were $2.1 million in the first quarter of 2004, which included $0.5 million for the interstate natural gas pipeline segment and $1.5 million for the natural gas gathering and processing segment. For the interstate natural gas pipeline segment, the capital expenditures for 2005 and 2004 were primarily related to renewals and replacements of existing facilities. For the natural gas gathering and processing segment, the capital expenditures for 2005 and 2004 were primarily related to growth capital expenditures. We classify expenditures that are expected to generate additional revenues or significant operating efficiencies as growth capital expenditures.

      Total capital expenditures for 2005 are estimated to be $82 million. Capital expenditures for the interstate natural gas pipelines are estimated to be $54 million, including approximately $39 million for Northern Border Pipeline. Of the $54 million projected expenditures for the interstate natural gas pipelines, approximately $14 million relates to Northern Border Pipeline's Chicago III Expansion Project and $8 million to $9 million relates to Midwestern Gas Transmission's Eastern Extension Project. Northern Border Pipeline currently anticipates funding its 2005 capital expenditures primarily by borrowing on its credit facility and using operating cash flows. Capital expenditures for natural gas gathering and processing facilities are estimated to be $23 million for 2005. The remaining $5 million estimated to be spent in 2005 primarily relates to information technology systems. Funds required to meet the capital requirements for 2005 are anticipated to be provided from our credit facility and operating cash flows.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

CASH FLOWS FROM FINANCING ACTIVITIES

      Cash flows used in financing activities were $52.4 million in the first quarter of 2005 as compared to $43.8 million in 2004. In January 2004, Northern Border Pipeline received equity contributions from its general partners including $19.5 million from its minority interest holder.

      For the first quarter of 2005, borrowings on long-term debt totaled $13.0 million. For the first quarter of 2004, borrowings on long-term debt totaled $50.0 million, which were primarily used for our equity contribution to Northern Border Pipeline. Total debt repayments in the first quarter of 2005 and 2004 were $9.3 million and $58.9 million, respectively. The 2004 amount includes repayments made by Northern Border Pipeline on its credit agreement of $57.0 million.

THE IMPACT OF ENRON'S CHAPTER 11 FILING ON OUR BUSINESS

      Please read our Form 10-K for the year ended December 31, 2004, for the full discussion of impacts of Enron's Chapter 11 Filing on our business.

      Enron North America Corp.("ENA"), a wholly-owned subsidiary of Enron that is in bankruptcy, was a party to transportation contracts on Northern Border Pipeline, which ENA rejected and terminated in the bankruptcy proceedings. Since Enron guaranteed the obligations of ENA under those contracts, Northern Border Pipeline filed claims against both ENA and Enron for damages in the bankruptcy proceedings. As a result of a settlement agreement, approved by the Bankruptcy Court in March 2005, among ENA, Enron and Northern Border Pipeline, each of ENA and Enron have agreed to allow Northern Border Pipeline's claim of approximately $20.6 million. Based upon this settlement among the parties, at December 31, 2004, Northern Border Pipeline adjusted its allowance for doubtful accounts to reflect a $1.1 million estimated recovery for previously billed amounts under the transportation contracts.

      In addition, Bear Paw Energy filed claims against ENA relating to terminated swap agreements. During the third quarter 2004, the Bankruptcy Court approved a settlement among Bear Paw Energy, Enron and certain of Enron's wholly-owned subsidiaries of Bear Paw Energy's claim for the terminated swap agreements. As a result, at December 31, 2004, we adjusted our allowance for doubtful accounts to reflect an estimated $1.8 million recovery for this claim.

      Crestone Energy Ventures filed claims against ENA for unpaid gas gathering and administrative services fees in the amount of approximately $2.3 million. ENA allowed Crestone Energy Ventures' claim of approximately $2.3 million and at December 31, 2004, an adjustment was made to our allowance for doubtful accounts to reflect an estimated recovery of $0.5 million for this claim.

      We estimate that we could recognize additional net income through future operating results of $4 million to $7 million for the claims in the Enron bankruptcy proceedings. However, there can be no assurances on the amounts actually recovered or timing of distributions under the Chapter 11 Plan.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONCLUDED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

         The statements in this Quarterly Report that are not historical information are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results of operations may differ materially from those expressed in these forward-looking statements. Such forward-looking statements include the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" and "Liquidity and Capital Resources - Overview" regarding contracting on Northern Border Pipeline and our estimated capital expenditures in 2005. Although we believe that our expectations regarding future events are based on reasonable assumptions within the bounds of our knowledge of our business, we can give no assurance that our goals will be achieved or that our expectations regarding future developments will be realized. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include: developments in the December 2, 2001, filing by Enron of a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code; industry results; future demand for natural gas; availability of supplies of Canadian natural gas; availability of additional storage capacity; weather conditions; the ability to recover costs of the settlement with the Fort Peck Tribes on rights-of-way and tax issues in our rates; the rate of development, gas quality, and competitive conditions in gas fields near the Partnership's natural gas gathering systems in the Powder River and Williston Basins and its investments in the Powder River and Wind River Basins; regulatory actions and receipt of expected regulatory clearances; renewal of the coal slurry transportation contract under favorable terms and preparation for a possible temporary shutdown of the coal slurry pipeline; any costs related to changes in the systems and services currently provided to us by Enron Corp. and CrossCountry Energy and their affiliates and costs related to replacing these systems and services or transitioning them to ONEOK; competitive conditions in the overall natural gas and electricity markets; the ability to market pipeline capacity on favorable terms; performance of contractual obligations by the shippers; prices of natural gas and natural gas liquids; the impact of unsold capacity on Northern Border Pipeline or our other pipelines being greater than expected; actions by rating agencies; the ability to negotiate gathering contracts with producers on favorable terms; successful resolution of the special income allocation related to a cash distribution on preferred A interest in Bighorn Gas Gathering; political and regulatory developments that impact FERC proceedings involving interstate pipelines and the interstate pipelines' success in sustaining their positions in such proceedings; regulatory actions relative to rate recovery of income tax allowances for partnerships; timely receipt of right-of-way, regulatory clearances and approval for the expansion projects; the ability to control operating costs; competitive developments by Canadian and U.S. natural gas transmission peers; our ability to complete acquisitions or growth projects and their future performance; and conditions in the capital markets and the ability to access the capital markets.

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

      We have utilized and expect to continue utilizing financial instruments in the management of interest rate risks and our natural gas and natural gas liquids marketing activities to achieve more predictable cash flows by reducing our exposure to interest rate and price fluctuations. We do not use these instruments for trading purposes.

      INTEREST RATE RISK

      Our interest rate exposure results from variable rate borrowings from commercial banks. To mitigate potential fluctuations in interest rates, we attempt to maintain a significant portion of our consolidated debt portfolio in fixed rate debt. We also use interest rate swap agreements as a means to manage interest expense by converting a portion of fixed rate debt to variable rate debt. At March 31, 2005, we had $346.0 million of variable rate debt outstanding, $150.0 million of which was previously fixed rate debt that had been converted to variable rate debt through the use of interest rate swap agreements. As of March 31, 2005, approximately 74% of our debt portfolio was in fixed rate debt.

      If average interest rates change by one percent compared to rates in effect as of March 31, 2005, consolidated annual interest expense would change by approximately $3.5 million. This amount has been determined by considering the impact of the hypothetical interest rates on our variable rate borrowings outstanding as of March 31, 2005.

      COMMODITY PRICE RISK

      Bear Paw Energy is subject to certain contracts that give it quantities of natural gas and natural gas liquids as partial consideration for processing services. The income and cash flows from these contracts will be impacted by changes in prices for these commodities. Considering the effects of any hedging, for each $0.10 per million British thermal unit change in natural gas prices or for each $0.01 per gallon change in natural gas liquid prices, our annual net income would change by approximately $0.2 million and $0.1 million, respectively. This amount has been determined by considering the impact of the hypothetical commodity prices on our projected gathering and processing volumes for 2005. The sensitivity could be impacted by changes to our projected throughput volumes. We have hedged approximately 56% of our commodity price risk for the remainder of 2005 based on our projected volumes.

                   PART I. FINANCIAL INFORMATION - (CONCLUDED)

                         ITEM 4. CONTROLS AND PROCEDURES

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

Evaluation of Disclosure Controls and Procedures.

      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial and Accounting Officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on such evaluation, our Chief Executive Officer and our Chief Financial and Accounting Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting information, and timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings with the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting.

      During the most recently completed fiscal quarter, we continued to implement changes to our internal control over financial reporting related to the transition from Enron systems to ONEOK systems or our systems ("Transition Project"). As of January 1, 2005, most of our financial and accounting systems had been transitioned from Enron systems to ONEOK systems. The Transition Project is anticipated to be completed by mid-May 2005. We anticipate that there will be additional changes in internal control over financial reporting as a result of the Transition Project.

      As part of the transition process, we evaluate the impact of these changes on our internal control over financial reporting and have determined that these changes have not materially affected, or are not reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                  ISSUER PURCHASE OF EQUITY SECURITIES


                                              Total number of units   Maximum number of
                                              purchased as part of     units that may
                  Total number    Average       publicly announced    yet be purchased
                    of units     price paid     repurchase plan or    under the plan or
    Month           purchases     per unit         program(1)             programs
--------------    ------------   ----------   ---------------------   -----------------
                       (a)           (b)               (c)                   (d)
January 1-31,
2005                 10,000       $ 48.8493           10,000                  0
February 1-28,
2005                      0              --                0                  0
March 1-31,
2005                      0              --                0                  0
                     ------       ---------           ------                 --
Total                10,000                           10,000                  0
                     ======       =========           ======                 ==

(1) On January 4, 2005, we announced a repurchase program by Northern Plains Natural Gas Company, LLC, one of our general partners, to purchase in the open market up to 10,000 common units to satisfy obligations in January 2005 under the Amended and Restated Northern Border Phantom Unit Plan. Those units were purchased on January 12 and 13, 2005.

ITEM 5. OTHER INFORMATION

         On May 4, 2005, the FERC issued a policy statement as a result of its request for comments on the proper tax allowance treatment for capital structures involving partnerships and other forms of ownership. Under the new policy, an income tax allowance would be permitted on all partnership interests if the owner of that interest has an actual or potential income tax liability on that income. As previously disclosed, Northern Border Pipeline's tariff provides for an income tax allowance. We believe that the policy statement generally is a positive development regarding income tax allowances in the derivation of rates for pipelines. In the event the policy statement is applied to our interstate natural gas pipelines, the issue of whether a particular owner has an actual or potential income tax liability and related matters may be resolved in individual rate proceedings.

                     PART II. OTHER INFORMATION (CONCLUDED)

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES

ITEM 6. EXHIBITS

     3.1 Amended and Restated Agreement of Limited Partnership of Northern Border Intermediate Limited Partnership dated as of October 1, 1993.

    10.1 Form of Termination Agreement dated as of January 5, 2005, incorporated by reference to Exhibit 99.1 to the registrant's Form 8-K filed on January 11, 2005.

    10.2   ONEOK, Inc. 2005 Supplemental Executive Retirement Plan filed as
           Exhibit 99.2 to registrant's Form 8-K filed on January 11, 2005.

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

                                        NORTHERN BORDER PARTNERS, L.P.
                                        (A Delaware Limited Partnership)

Date: May 9, 2005                   By: /s/ Jerry L. Peters
                                        ----------------------------------
                                        Jerry L. Peters
                                        Chief Financial and Accounting
                                          Officer

                                Index to Exhibits

Exhibit No                                    Description
----------   ---------------------------------------------------------------------------------
   3.1       Amended and Restated Agreement of Limited Partnership of Northern Border
             Intermediate Limited Partnership

   10.1      Form of Termination Agreement dated as of January 5, 2005, incorporated by reference to Exhibit 99.1 to the registrant's Form 8-K filed on January 11, 2005.

   10.2      ONEOK, Inc. 2005 Supplemental Executive Retirement Plan filed as Exhibit 99.2 to registrant's Form 8-K filed on January 11, 2005.

   31.1      Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

   31.2      Rule 13a-14(a)/15d-14(a) Certification of Chief Financial and Accounting Officer.

   32.1      Section 1350 Certification of Chief Executive Officer.

   32.2      Section 1350 Certification of Chief Financial and Accounting Officer.