Form 10-Q
period 2005-06-30
NORTHERN BORDER PARTNERS LP
filed 2005-08-08
CIK 909281

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended JUNE 30, 2005

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from _______ to ________.


                         Commission File Number: 1-12202

                         NORTHERN BORDER PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)


                   Delaware                                93-1120873
   ----------------------------------------     -------------------------------
         (State or other jurisdiction           (I.R.S. Employer Identification
       of incorporation or organization)                      Number)

             13710 FNB Parkway
               Omaha, Nebraska                             68154-5200
   ----------------------------------------     -------------------------------
   (Address of principal executive offices)                (Zip code)


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

The number of common units outstanding as of August 1, 2005 was 46,397,214.

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                              Page No.
                                                                              --------
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Statement of Income -
                  Three Months Ended June 30, 2005 and 2004 and
                  Six Months Ended June 30, 2005 and 2004 .........................3
              Consolidated Statement of Comprehensive Income -
                  Three Months Ended June 30, 2005 and 2004 and
                  Six Months Ended June 30, 2005 and 2004 .........................4
              Consolidated Balance Sheet -
                  June 30, 2005 and December 31, 2004 .............................5
              Consolidated Statement of Cash Flows -
                  Six Months Ended June 30, 2005 and 2004 .........................6
              Consolidated Statement of Changes in Partners' Equity -
                  Six Months Ended June 30, 2005 ..................................7
              Notes to Consolidated Financial Statements .......................8-12

Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ...................................13-27

Item 3.       Quantitative and Qualitative Disclosures About Market Risk .........27

Item 4.       Controls and Procedures ............................................28

PART II.      OTHER INFORMATION

Item 5.       Other Information ..................................................28

Item 6.       Exhibits ........................................................28-29

Signature ........................................................................30

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

                                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                                            JUNE 30,                    JUNE 30,
                                                    ------------------------   -------------------------
                                                       2005          2004          2005          2004
                                                    ----------    ----------    ----------    ----------
                                                           (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)
OPERATING REVENUE                                   $  149,417    $  142,476    $  309,796    $  286,249
                                                    ----------    ----------    ----------    ----------
OPERATING EXPENSES
   Product purchases                                    35,466        23,468        67,931        44,881
   Operations and maintenance                           30,042        28,998        63,214        58,397
   Depreciation and amortization                        21,456        21,318        42,848        42,824
   Taxes other than income                               8,989         8,097        18,801        17,791
                                                    ----------    ----------    ----------    ----------
      Operating expenses                                95,953        81,881       192,794       163,893
                                                    ----------    ----------    ----------    ----------
OPERATING INCOME                                        53,464        60,595       117,002       122,356
                                                    ----------    ----------    ----------    ----------
INTEREST EXPENSE                                        21,372        18,534        42,538        37,102
                                                    ----------    ----------    ----------    ----------
OTHER INCOME (EXPENSE)
   Equity earnings in unconsolidated affiliates          4,418         3,602         8,895         9,965
   Other income                                          1,082         1,331         1,823         1,852
   Other expense                                          (234)         (474)         (457)         (609)
                                                    ----------    ----------    ----------    ----------
      Other income, net                                  5,266         4,459        10,261        11,208
                                                    ----------    ----------    ----------    ----------
MINORITY INTEREST IN NET INCOME                          8,629        12,389        20,818        24,916
                                                    ----------    ----------    ----------    ----------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                   28,729        34,131        63,907        71,546
INCOME TAXES                                               997         1,259         1,896         2,822
                                                    ----------    ----------    ----------    ----------
INCOME FROM CONTINUING OPERATIONS                       27,732        32,872        62,011        68,724
DISCONTINUED OPERATIONS, NET OF TAX                        358           393           748         1,156
                                                    ----------    ----------    ----------    ----------
NET INCOME TO PARTNERS                              $   28,090    $   33,265    $   62,759    $   69,880
                                                    ==========    ==========    ==========    ==========

CALCULATION OF LIMITED PARTNERS'
  INTEREST IN NET INCOME:
   Net income to partners                           $   28,090    $   33,265    $   62,759    $   69,880
   Less: General partners' interest in net income        2,552         2,655         5,235         5,377
                                                    ----------    ----------    ----------    ----------
   Limited partners' interest in net income         $   25,538    $   30,610    $   57,524    $   64,503
                                                    ==========    ==========    ==========    ==========

LIMITED PARTNERS' PER UNIT NET INCOME:
   Income from continuing operations                $     0.54    $     0.65    $     1.22    $     1.37
   Discontinued operations, net of tax                    0.01          0.01          0.02          0.02
                                                    ----------    ----------    ----------    ----------
   Net income                                       $     0.55    $     0.66    $     1.24    $     1.39
                                                    ==========    ==========    ==========    ==========
NUMBER OF UNITS USED IN COMPUTATION                     46,397        46,397        46,397        46,397
                                                    ==========    ==========    ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                    JUNE 30,                      JUNE 30,
                                            ------------------------    ------------------------
                                               2005          2004          2005         2004
                                            ----------    ----------    ----------    ----------
                                                               (IN THOUSANDS)
Net income to partners                      $   28,090    $   33,265    $   62,759    $   69,880
Other comprehensive income:
   Changes associated with current period
     hedging transactions                       (2,483)          711        (5,208)        1,190
   Changes associated with current period
     foreign currency translation                 (424)         (433)         (445)         (733)
                                            ----------    ----------    ----------    ----------
Total comprehensive income                  $   25,183    $   33,543    $   57,106    $   70,337
                                            ==========    ==========    ==========    ==========


The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                                      JUNE 30,     DECEMBER 31,
                                                                        2005           2004
                                                                    ------------   ------------
                                                                           (IN THOUSANDS)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                        $      9,283   $     33,980
   Accounts receivable, net of allowance for doubtful accounts of $7,442 and $9,175 at June 30, 2005, and December 31, 2004,
    respectively                                                          62,572         70,007
   Materials and supplies, at cost                                         4,754          5,654
   Prepaid expenses and other                                              6,764          5,650
   Derivative financial instruments                                          429          1,996
                                                                    ------------   ------------
      Total current assets                                                83,802        117,287
                                                                    ------------   ------------
PROPERTY, PLANT AND EQUIPMENT
   Property, plant and equipment                                       2,962,667      2,939,465
   Less: Accumulated provision for depreciation and amortization       1,044,891      1,002,041
                                                                    ------------   ------------
      Property, plant and equipment, net                               1,917,776      1,937,424
                                                                    ------------   ------------
INVESTMENTS AND OTHER ASSETS
   Investment in unconsolidated affiliates                               281,442        273,202
   Goodwill                                                              152,782        152,782
   Derivative financial instruments                                        2,639          2,555
   Other                                                                  27,320         27,306
                                                                    ------------   ------------
      Total investments and other assets                                 464,183        455,845
                                                                    ------------   ------------
      Total assets                                                  $  2,465,761   $  2,510,556
                                                                    ============   ============
LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES
   Current maturities of long-term debt                             $      3,656   $      5,126
   Accounts payable                                                       26,638         35,095
   Accrued taxes other than income                                        27,713         32,563
   Accrued interest                                                       16,766         16,530
   Derivative financial instruments                                        1,204             --
                                                                    ------------   ------------
      Total current liabilities                                           75,977         89,314
                                                                    ------------   ------------
LONG-TERM DEBT, NET OF CURRENT MATURITIES                              1,328,460      1,325,232
                                                                    ------------   ------------
MINORITY INTERESTS IN PARTNERS' EQUITY                                   278,797        290,142
                                                                    ------------   ------------
RESERVES AND DEFERRED CREDITS
   Deferred income taxes                                                   8,136          7,186
   Derivative financial instruments                                          131            840
   Other                                                                   7,632          8,508
                                                                    ------------   ------------
      Total reserves and deferred credits                                 15,899         16,534
                                                                    ------------   ------------
COMMITMENTS AND CONTINGENCIES (Note 6)

PARTNERS' EQUITY
   General partners                                                       15,262         15,603
   Common units: 46,397,214 units issued and outstanding
    at June 30, 2005, and December 31, 2004                              747,838        764,550
   Accumulated other comprehensive income                                  3,528          9,181
                                                                    ------------   ------------
      Total partners' equity                                             766,628        789,334
                                                                    ------------   ------------
      Total liabilities and partners' equity                        $  2,465,761   $  2,510,556
                                                                    ============   ============


The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                      JUNE 30,
                                                              ------------------------
                                                                 2005          2004
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income to partners                                     $   62,759    $   69,880
                                                              ----------    ----------
   Adjustments to reconcile net income to partners
    to net cash provided by operating activities:
      Depreciation and amortization                               43,023        43,219
      Minority interests in net income                            20,818        24,916
      Reserves and deferred credits                                 (858)       (1,657)
      Equity earnings in unconsolidated affiliates                (8,895)       (9,965)
      Distributions received from unconsolidated affiliates        2,653         7,519
      Changes in components of working capital                    (5,861)         (608)
      Other                                                       (2,332)       (3,490)
                                                              ----------    ----------
         Total adjustments                                        48,548        59,934
                                                              ----------    ----------
      Net cash provided by operating activities                  111,307       129,814
                                                              ----------    ----------
CASH FLOW FROM INVESTING ACTIVITIES:
   Sale of gathering and processing assets                            --           512
   Investment in unconsolidated affiliates                        (1,454)           --
   Capital expenditures for property, plant and equipment        (23,161)       (9,531)
                                                              ----------    ----------
      Net cash used in investing activities                      (24,615)       (9,019)
                                                              ----------    ----------
CASH FLOW FROM FINANCING ACTIVITIES:
   Cash distributions:
      General and limited partners                               (79,812)      (79,812)
      Minority interests                                         (31,943)      (31,318)
   Equity contributions from minority interests                       --        39,000
   Issuance of long-term debt                                     86,000        90,000
   Long-term debt financing costs                                 (1,327)           --
   Retirement of long-term debt                                  (81,653)     (134,841)
   Payments upon termination of derivatives                       (2,654)           --
                                                              ----------    ----------
      Net cash used in financing activities                     (111,389)     (116,971)
                                                              ----------    ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                          (24,697)        3,824
Cash and cash equivalents-beginning of period                     33,980        35,895
                                                              ----------    ----------
Cash and cash equivalents-end of period                       $    9,283    $   39,719
                                                              ==========    ==========
--------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information:
   Cash paid for interest, net of amount capitalized          $   44,341    $   39,642
                                                              ==========    ==========
   Changes in components of working capital:
      Accounts receivable                                     $    8,149    $   (1,065)
      Materials and supplies, prepaid expenses and other            (214)        3,539
      Accounts payable                                            (9,182)        2,240
      Accrued taxes other than income                             (4,850)       (5,150)
      Accrued interest                                               236          (172)
                                                              ----------    ----------
         Total                                                $   (5,861)   $     (608)
                                                              ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
(UNAUDITED)

                                                                            ACCUMULATED
                                                                               OTHER           TOTAL
                                            GENERAL          COMMON        COMPREHENSIVE      PARTNERS'
                                            PARTNERS          UNITS            INCOME          EQUITY
                                         -------------    -------------    -------------    -------------
                                                                       (IN THOUSANDS)

Balance at December 31, 2004             $      15,603    $     764,550    $       9,181    $     789,334

Net income to partners                           5,235           57,524               --           62,759

Changes associated with current
   period hedging transactions                      --               --           (5,208)          (5,208)

Changes associated with current
   period foreign currency translation              --               --             (445)            (445)

Distribution to partners                        (5,576)         (74,236)              --          (79,812)
                                         -------------    -------------    -------------    -------------
Balance at June 30, 2005                 $      15,262    $     747,838    $       3,528    $     766,628
                                         =============    =============    =============    =============


The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

In this report, references to "we," "us," "our" or the "Partnership" collectively refer to Northern Border Partners, L.P. and our subsidiary, Northern Border Intermediate Limited Partnership and its subsidiaries.

We have prepared the consolidated financial statements included herein without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2004.

The preparation of financial statements in conformity with U.S. GAAP requires management to make assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

We own a 70% general partner interest in Northern Border Pipeline Company. Our wholly-owned subsidiaries are: Crestone Energy Ventures, L.L.C.; Bear Paw Energy, L.L.C.; Border Midstream Services, Ltd.; Midwestern Gas Transmission Company; Viking Gas Transmission Company; and Black Mesa Pipeline, Inc. We also own a 49% common membership interest and a 100% preferred A share interest in Bighorn Gas Gathering, L.L.C.; a 33.33% interest in Fort Union Gas Gathering, L.L.C.; a 35% interest in Lost Creek Gathering, L.L.C.; and a 33-1/3% interest in Guardian Pipeline, L.L.C.

2. CREDIT FACILITIES

The Partnership and Northern Border Pipeline entered into revolving credit facilities, which are to be used for capital expenditures, acquisitions, general business purposes and refinancing existing indebtedness. Northern Border Pipeline entered into a $175 million five-year credit agreement (2005 Pipeline Credit Agreement) with certain financial institutions in May 2005. We entered into a $500 million five-year credit agreement (2005 Partnership Credit Agreement) with certain financial institutions in May 2005. Both of the revolving credit facilities permit the Partnership and Northern Border Pipeline to choose the lender's base rate or the London Interbank Offered Rate (LIBOR) plus a spread that is based on each of our long-term unsecured debt ratings as the interest rate on our outstanding borrowings, specify the portion of the borrowings to be covered by specific interest rate options and to specify the interest rate period. Both the Partnership and Northern Border Pipeline are required to pay a fee on the principal commitment amounts. As of June 30, 2005, there was $198 million outstanding under the 2005 Partnership Credit Agreement and no amounts outstanding under the 2005 Pipeline Credit Agreement.

Each of the 2005 Partnership and Pipeline Credit Agreements require the Partnership and Northern Border Pipeline to comply with certain financial, operational and legal covenants. The agreements require, among other things, that the Partnership and Northern Border Pipeline maintain ratios of EBITDA (net income plus minority interests in net income, interest expense, income taxes and depreciation and amortization) to interest expense of greater than 3 to 1. The agreements also require the maintenance of the ratio of indebtedness to adjusted EBITDA (EBITDA adjusted for pro forma operating results of acquisitions made during the year) of no more than 4.75 to 1 for the Partnership and 4.50 to 1 for Northern Border Pipeline. Pursuant to the credit agreements, if one or more acquisitions are consummated in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA is increased to 5.25 to 1 for the Partnership and to 5 to 1 for Northern Border Pipeline for two calendar quarters following the acquisition. Upon any breach of these covenants, amounts outstanding under the 2005 Partnership and Pipeline Credit Agreements may become immediately due and payable. As of June 30, 2005, the Partnership and Northern Border Pipeline were in compliance with these covenants.

3. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We use financial instruments in the management of our interest rate and commodity price exposure. A control environment has been established which includes policies and procedures for risk assessment as well as the approval, reporting and monitoring of financial instrument activities.

On December 9, 2004, we entered into forward-starting interest rate swap agreements with a total notional amount of $100 million in anticipation of a ten-year senior note issuance. These swap agreements expired in late May and early June of 2005, which resulted in the Partnership paying $2.7 million to the counterparties. In June 2005, we entered into a Treasury lock interest rate agreement with a total notional amount of $200 million in anticipation of a ten-year senior note issuance in 2005. In July 2005, the Partnership paid $0.1 million to the counterparty at expiration of the Treasury lock interest rate agreement. In the third quarter of 2005, we will commence amortization of amounts related to the termination of the forward-starting interest rate swaps and the Treasury lock as an increase to interest expense.

We record in accumulated other comprehensive income amounts related to terminated interest rate swap agreements for cash flow hedges with such amounts amortized to interest expense over the term of the hedged debt. During the three and six months ended June 30, 2005, we amortized approximately $0.5 million and $1.0 million, respectively, related to the terminated interest rate swap agreements as a reduction to interest expense from accumulated other comprehensive income and expect to amortize approximately $0.5 million in each of the remaining quarters of 2005.

We have outstanding interest rate swap agreements with notional amounts totaling $150 million that expire in March 2011. Under these agreements, we make payments to counterparties at variable rates based on the London Interbank Offered Rate and in return receive payments based on a 7.10% fixed rate. As of June 30, 2005, the average effective interest rate on our interest rate swap agreements was 5.80%. Our interest rate swap agreements have been designated as fair value hedges as they hedge the fluctuations in the market value of the senior notes issued by us in 2001. The accompanying consolidated balance sheet at June 30, 2005, reflects long-term derivative financial instrument assets of $2.6 million with a corresponding increase in long-term debt related to our fair value hedges.

The Partnership and Northern Border Pipeline record in long-term debt amounts received or paid related to terminated or amended interest rate swap agreements for fair value hedges with such amounts amortized to interest expense over the remaining life of the interest rate swap agreement. The Partnership and Northern Border Pipeline amortized approximately $1.3 million and $2.6 million as a reduction to interest expense in the three and six months ended June 30, 2005, respectively, and expect to amortize approximately $1.3 million in each of the remaining quarters of 2005.

Bear Paw Energy periodically enters into commodity derivative contracts and fixed-price physical contracts. Bear Paw Energy primarily utilizes price swaps and collars, which have been designated as cash flow hedges, to hedge its exposure to natural gas and natural gas liquids price volatility. During the three months and six months ended June 30, 2005, Bear Paw Energy recognized losses of $0.1 million and gains of $1.2 million, respectively, from the settlement of derivative contracts. As of June 30, 2005, the consolidated balance sheet reflected an unrealized gain of $0.4 million in current derivative financial instrument assets and an unrealized loss of approximately $1.2 million in current derivative financial instrument liabilities with a corresponding offset to accumulated other comprehensive income. If prices remain at current levels, Bear Paw Energy expects to reclassify approximately $0.7 million from accumulated other comprehensive income as a decrease to operating revenues in the remaining quarters of 2005. However, this decrease would be offset with increased operating revenues due to the higher prices assumed.

4. BUSINESS SEGMENT INFORMATION

Our business is divided into three reportable segments, defined as components of the enterprise, about which financial information is available and evaluated regularly by our management and the Partnership Policy Committee. Our reportable segments are strategic business units that offer different services. Each segment is managed separately because each business requires a different marketing strategy. These segments are as follows: the Interstate Natural Gas Pipeline segment, which provides natural gas transportation services; the Natural Gas Gathering and Processing segment, which provides services for the gathering, treating, processing and compression of natural gas and the fractionation of natural gas liquids; and the Coal Slurry Pipeline segment, which transports crushed coal suspended in water.

BUSINESS SEGMENT DATA
(IN THOUSANDS)

                                        NATURAL GAS
                          INTERSTATE    GATHERING
THREE MONTHS ENDED        NATURAL GAS       AND       COAL SLURRY
  JUNE 30, 2005             PIPELINE    PROCESSING     PIPELINE       OTHER(a)        TOTAL
------------------        -----------   -----------   -----------   -----------    -----------
Revenue from external
   customers              $    82,541   $    61,039   $     5,837   $        --    $   149,417
Operating income (loss)        43,915        10,841         1,252        (2,544)        53,464
EBITDA                         61,234        19,133         2,215        (2,097)        80,485

THREE MONTHS ENDED
  JUNE 30, 2004
------------------
Revenue from external
   customers              $    94,517   $    42,585   $     5,374   $        --    $   142,476
Operating income (loss)        56,667         4,351         1,022        (1,445)        60,595
EBITDA                         74,030        11,708         1,888          (570)        87,056

 SIX MONTHS ENDED
  JUNE 30, 2005
------------------

Revenue from external
   customers              $   179,186   $   118,612    $   11,998    $       --    $   309,796
Operating income (loss)        99,553        20,343         2,178        (5,072)       117,002
EBITDA                        134,057        36,839         4,080        (3,819)       171,157

  SIX MONTHS ENDED
   JUNE 30, 2004
------------------
Revenue from external
   customers              $   192,143   $    83,326    $   10,780   $        --    $   286,249
Operating income (loss)       115,241         9,161         1,716        (3,762)       122,356
EBITDA                        149,869        26,089         3,858        (1,454)       178,362

(a) Includes other items not allocable to segments.


TOTAL ASSETS BY SEGMENT
(IN THOUSANDS)

                                          JUNE 30,    DECEMBER 31,
                                            2005          2004
                                        -----------   ------------
Interstate Natural Gas Pipeline         $ 1,852,747   $  1,900,555
Natural Gas Gathering and Processing        576,160        570,101
Coal Slurry Pipeline                         15,779         18,268
Other (a)                                    21,075         21,632
                                        -----------   ------------
   Total assets                         $ 2,465,761   $  2,510,556
                                        ===========   ============

(a) Includes other items not allocable to segments.


We evaluate performance based on EBITDA (earnings before interest, taxes, depreciation and amortization) less the allowance for equity funds used during construction (AFUDC). Management uses EBITDA to compare the financial performance of our segments and to internally manage those business segments. Management believes that EBITDA provides useful information to investors as a measure of comparability to peer companies. EBITDA should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with U.S.

GAAP. EBITDA calculations may vary from company to company; therefore our computation of EBITDA may not be comparable to a similarly titled measure of another company.

RECONCILIATION OF NET INCOME (LOSS) TO EBITDA
(IN THOUSANDS)


                                               NATURAL GAS
                                INTERSTATE      GATHERING
THREE MONTHS ENDED              NATURAL GAS        AND       COAL SLURRY
  JUNE 30, 2005                  PIPELINE       PROCESSING     PIPELINE     OTHER (a)        TOTAL
------------------              -----------    -----------   -----------   -----------    -----------
Net income (loss)               $    24,048    $    15,110   $     1,109   $   (12,177)   $    28,090
Minority interest                     8,629             --            --            --          8,629
Interest expense, net                11,228             40            --        10,104         21,372
Depreciation and amortization        16,598          3,978           965            --         21,541
Income tax                              849              5           141           (24)           971
AFUDC                                  (118)            --            --            --           (118)
                                -----------    -----------   -----------   -----------    -----------
EBITDA                          $    61,234    $    19,133   $     2,215   $    (2,097)   $    80,485
                                ===========    ===========   ===========   ===========    ===========

 THREE MONTHS ENDED
   JUNE 30, 2004
-------------------
Net income (loss)               $    33,195    $     7,849   $       865   $    (8,644)   $    33,265
Minority interest                    12,389             --            --            --         12,389
Interest expense, net                10,562            108             2         7,862         18,534
Depreciation and amortization        16,807          3,745           858           105         21,515
Income tax                            1,090              6           163           107          1,366
AFUDC                                   (13)            --            --            --            (13)
                                -----------    -----------   -----------   -----------    -----------
EBITDA                          $    74,030    $    11,708   $     1,888   $      (570)   $    87,056
                                ===========    ===========   ===========   ===========    ===========

  SIX MONTHS ENDED
   JUNE 30, 2005
-------------------
Net income (loss)               $    56,197    $    28,800   $     1,854   $   (24,092)   $    62,759
Minority interest                    20,818             --            --            --         20,818
Interest expense, net                22,432             94            --        20,012         42,538
Depreciation and amortization        33,167          7,936         1,920            --         43,023
Income tax                            1,579              9           306           261          2,155
AFUDC                                  (136)            --            --            --           (136)
                                -----------    -----------   -----------   -----------    -----------
EBITDA                          $   134,057    $    36,839   $     4,080   $    (3,819)   $   171,157
                                ===========    ===========   ===========   ===========    ===========

  SIX MONTHS ENDED
   JUNE 30, 2004
-------------------
Net income (loss)               $    67,445    $    18,475   $     1,539   $   (17,579)   $    69,880
Minority interest                    24,916             --            --            --         24,916
Interest expense, net                21,444            214            11        15,433         37,102
Depreciation and amortization        33,484          7,387         2,136           212         43,219
Income tax                            2,637             13           172           480          3,302
AFUDC                                   (57)            --            --            --            (57)
                                -----------    -----------   -----------   -----------    -----------
EBITDA                          $   149,869    $    26,089   $     3,858   $    (1,454)   $   178,362
                                ===========    ===========   ===========   ===========    ===========

(a) Includes other items not allocable to segments.

5. NET INCOME PER UNIT

Net income per unit is computed by dividing net income, after deduction of the general partners' allocation, by the weighted average number of outstanding common units. The general partners' allocation is equal to an amount based upon their collective 2% general partner interest adjusted for incentive distributions. The distribution to partners amount shown on the accompanying consolidated statement of changes in partners' equity included incentive distributions to the general partners of approximately $4.0 million.

On July 19, 2005, the Partnership declared a cash distribution of $0.80 per unit ($3.20 per unit on an annualized basis) for the quarter ended June 30, 2005. The distribution is payable on August 12, 2005, to unitholders of record at July 29, 2005.

6. COMMITMENTS AND CONTINGENCIES

Various legal actions that have arisen in the ordinary course of business are pending. We believe that the resolution of these issues will not have a material adverse impact on our results of operations or financial position.

7. RELATIONSHIPS WITH ENRON

In June 2005, Northern Border Pipeline Company, Crestone Gathering Services, a wholly-owned subsidiary of Crestone Energy Ventures, and Bear Paw Energy, LLC executed term sheets with a third party for the sale of their unsecured claims held against Enron Corp. and Enron North America Corp. Proceeds from the sale are expected to be $14.6 million. In 2004, we adjusted our allowance for doubtful accounts to reflect an estimated $3.4 million ($3.0 million, net to the Partnership) recovery for our claims. In the second quarter of 2005, we made an adjustments to our allowance for doubtful accounts of approximately $1.8 million ($1.6 million, net to the Partnership) to reflect the agreements for the sales. As a result of the sale, Northern Border Pipeline anticipates recognizing additional income of $9.4 million ($6.6 million, net to the Partnership) later in 2005.

8. ACCOUNTING PRONOUNCEMENTS

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement (SFAS)No. 143." The statement clarifies the term conditional asset retirement obligation, as used in SFAS
No. 143, and when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The effective date of this interpretation is no later than the end of the fiscal year ending after December 15, 2005. The effect of adopting FIN 47 is not expected to be material to our results of operations or financial position.

9. SUBSEQUENT EVENTS

In July 2005, Crestone Energy Ventures executed a purchase and sale agreement to acquire an additional 3.7% interest of Fort Union Gas Gathering, L.L.C., bringing its total interest to approximately 37%, for $5.3 million, subject to normal closing adjustments. We expect to close the transaction in August of 2005.

In July 2005, we negotiated a settlement agreement with our partner in Bighorn Gas Gathering related to provisions of the joint venture agreement that provided for cash flow incentives based on well connections. These incentives were provided to us through our ownership of preferred A shares in Bighorn Gas Gathering. Due to the settlement agreement, we anticipate recognizing $5.4 million of equity earnings associated with incentives due to us for 2004 and 2005. The settlement agreement also eliminates any future incentives. Therefore, our preferred A shares have been cancelled and effectively redeemed and capital accounts adjusted accordingly.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes included in Item 1 of this quarterly report on Form 10-Q.

References to "we," "us," "our" or the "Partnership" collectively refer to Northern Border Partners, L.P. and our subsidiary, Northern Border Intermediate Limited Partnership and its subsidiaries.

EXECUTIVE SUMMARY

OVERVIEW

Northern Border Partners, L.P. is a publicly-traded limited partnership listed on the New York Stock Exchange under the symbol "NBP." Formed in 1993, our purpose is to acquire, own and manage pipeline and other midstream energy assets. We are a leading transporter of natural gas imported from Canada into the United States. We conduct our operations through three business segments. Our business segments and the proportionate share of identifiable assets of each, as of June 30, 2005, are:

         o the interstate natural gas pipeline segment, which provides natural gas transportation services, accounting for 76% of our identifiable assets;

         o the natural gas gathering and processing segment, which gathers, treats, processes and compresses natural gas as well as fractionates natural gas liquids, accounting for 23% of our identifiable assets; and

         o the coal slurry pipeline segment, which transports crushed coal suspended in water, accounting for 1% of our identifiable assets.

RECENT DEVELOPMENTS

NORTHERN BORDER PIPELINE CONTRACTING - During the second quarter ended June 30, 2005, Northern Border Pipeline Company had available capacity on the Port of Morgan, Montana to Ventura, Iowa portion of the pipeline which remained uncontracted. Northern Border Pipeline discounted transportation rates on a short-term basis to maximize overall revenue, and has since contracted all of its available capacity based on summer design on the Port of Morgan, Montana to Ventura, Iowa portion of the pipeline through September of 2005. Currently, we expect Northern Border Pipeline's revenue for 2005 will be $15 million to $18 million ($11 million to $13 million, net to the Partnership), lower than 2004 revenue which generally reflected contracting nearly all capacity at maximum rate levels.

CREDIT AGREEMENTS - In May 2005, we entered into a five-year $500 million revolving credit agreement and Northern Border Pipeline entered into a five-year $175 million revolving credit agreement. We terminated our existing $275 million credit facility and Northern Border Pipeline terminated its existing $175 million credit facility in conjunction with the execution of the new agreements. Please read "Liquidity and Capital Resources - Debt and Credit Facilities" in this section for more information.

TRANSITION - In May 2005, the transition, from CCE Holdings to ONEOK, Inc., of services provided to us was completed.

MIDWESTERN GAS TRANSMISSION'S EASTERN EXTENSION PROJECT - In June 2005, Midwestern Gas Transmission filed an application for the Eastern Extension Project with the Federal Energy Regulatory Commission (FERC). This project is expected to cost $22 million to $25 million and will add 30 miles of pipeline with 120 million cubic feet per day (mmcfd) of transportation capacity from Portland, Tennessee to planned interconnections with Columbia Gulf Transmission Company and East Tennessee Pipeline Company.

BANKRUPTCY CLAIMS - In June 2005, Northern Border Pipeline Company, Crestone Gathering Services, a wholly-owned subsidiary of Crestone Energy Ventures, and Bear Paw Energy, LLC executed term sheets with a third party for the sale of their unsecured claims held against Enron Corp. and Enron North America Corp. Proceeds from the sale are expected to be $14.6 million. In 2004, we adjusted our allowance for doubtful accounts to reflect an estimated $3.4 million ($3.0 million, net to the Partnership) recovery for our claims. In the second quarter of 2005, we made favorable adjustments to our allowance for doubtful accounts of approximately $1.8 million ($1.6 million, net to the Partnership) to reflect the agreements for the sales. As a result of the sale, Northern Border Pipeline anticipates recognizing additional income of $9.4 million ($6.6 million, net to the Partnership) later in 2005.

INTEREST IN FORT UNION GAS GATHERING - In July 2005, Crestone Energy Ventures executed a purchase and sale agreement to acquire an additional 3.7% interest of Fort Union Gas Gathering, L.L.C., bringing its total interest to approximately 37%, for $5.3 million, subject to normal closing adjustments. We expect to close the transaction in August of 2005.

BIGHORN GAS GATHERING PREFERRED A SETTLEMENT - In July 2005, we negotiated a settlement agreement with our partner in Bighorn Gas Gathering related to provisions of the joint venture agreement that provided for cash flow incentives based on well connections. These incentives were provided to us through our ownership of preferred A shares in Bighorn Gas Gathering. Due to the settlement agreement, we anticipate recognizing $5.4 million of equity earnings associated with incentives due to us for 2004 and 2005. The settlement agreement also eliminates any future incentives. Therefore, our preferred A shares have been cancelled and effectively redeemed and capital accounts adjusted accordingly.

MINNESOTA FUEL TAX - In July 2005, the Minnesota legislature passed an omnibus tax bill, which included a provision restoring the sales tax on pipeline fuel and equipment purchases. The provision is effective for purchases made after July 31, 2005. As a result, the value of the gas provided in-kind and used in the operation of Northern Border Pipeline and Viking Gas Transmission's compressor stations will be taxed. We estimate that this additional tax will be approximately $2.3 million to $3.0 million per year. We are evaluating whether there is a legal basis for challenging the imposition of this tax on our operations.


RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) recently issued FASB Interpretation (FIN) 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143." For more information about this recent accounting pronouncement and how it may affect our future financial statements, please refer to Note 8 of the Notes to Consolidated Financial Statements included in Item 1 of this quarterly report on Form 10-Q.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In our financial reporting process, we make assumptions and use estimates that affect the reported amount of the assets and liabilities, disclosure of contingent assets and liabilities, and the reported amount of revenue and expenses during the reporting period. Actual results could differ from these estimates if the underlying assumptions are incorrect. Any effects on our financial position or results of operations resulting from revisions to these estimates are recorded in the period during which the facts that gave rise to the revision become known. Key estimates used by management include:

         o the economic useful life of our assets used to determine depreciation and amortization;

         o the fair value used to determine possible asset impairment charges;

         o the fair value used to record derivative assets and liabilities;

         o        the fair value of assets acquired; and

         o        the amount of expense accruals.

In general, there have been no significant changes in our critical accounting policies since December 31, 2004. For a detailed discussion of these policies, please refer to Note 2 of the Notes to Consolidated Financial Statements - Summary of Significant Accounting Policies, in our annual report on Form 10-K for the year ended December 31, 2004. Details of our most significant accounting policies are noted as follows:

REGULATORY ASSETS

The interstate natural gas pipeline segment's accounting policies conform to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, assets that result from the ratemaking process are reflected on the balance sheet as regulatory assets. We consider factors such as regulatory changes and the impact of competition to determine the probability of future recovery of these assets. If we determine future recovery is no longer probable, we would be required to write off the regulatory assets at that time. As of June 30, 2005, the interstate natural gas pipeline segment reflected regulatory assets of $12.8 million that we expect to recover from our customers over varying time periods up to 44 years.

ESTIMATED USEFUL LIVES OF PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION METHODS

Our long-lived assets are recorded at original cost. We estimate the economic useful lives of our assets based on historical experience and make adjustments when changes in planned use, technological advances, or other factors show that a different life is more appropriate. The depreciation rates for our regulated interstate natural gas pipelines are determined by the FERC's ratemaking process. Revisions to the estimated economic useful lives of our assets would impact our depreciation and amortization expense in future periods.

RECOVERABILITY OF LONG-LIVED ASSETS

We review our long-lived assets for impairment according to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," when events or changes in circumstances indicate that the value of our assets on the balance sheet may not be recoverable. We compare our asset's book value to its expected future net cash flow to determine recoverability. If an asset is considered to be impaired, an impairment charge equal to the difference between the fair value of the asset and its book value would be recognized.

GOODWILL

Our accounting for goodwill is in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." We have selected the fourth quarter to perform our annual testing.

DERIVATIVE INSTRUMENTS

We use derivative instruments to mitigate commodity price exposure in our natural gas gathering and processing segment and interest rate risk related to our financing activities. We record our derivatives at fair value according to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The fair value of a derivative instrument is determined by the present value of its future cash flows, based on market prices from third party sources. The accounting treatment for changes in the derivative's fair value depends on whether it has been designated and qualifies as part of a hedge relationship. If specific hedge criteria are met, the derivative's gains and losses may offset the hedged item's related results in the income statement. As of June 30, 2005, the consolidated balance sheet included assets from derivative financial instruments of $3.1 million and liabilities from derivative financial instruments of $1.3 million.

REVENUE RECOGNITION

For the interstate natural gas pipeline segment, we recognize revenue when transportation service is provided to our customers according to each transportation contract. Under our firm transportation agreements, our customers are obligated to pay a fee for capacity on our pipelines, regardless of how much natural gas is actually transported. For the natural gas gathering and processing segment, we record operating revenue when gas is processed in or transported through our facilities. Revenue from cash payments received from producers prior to providing gathering services are deferred and recognized based on the depletion of the natural gas reserves associated with the gathering system. For the coal slurry pipeline segment, revenue is recognized based on a contracted demand payment, actual tons of coal transported and direct reimbursement of certain other expenses.

RESULTS OF OPERATIONS

SELECTED FINANCIAL AND OPERATING RESULTS

The following table summarizes financial and operating results for the three and six months ended June 30, 2005, and 2004 by segment (in thousands, unless otherwise noted):

                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                         JUNE 30,                   JUNE 30,
                                                ------------------------    ------------------------
                                                   2005          2004          2005          2004
                                                ----------    ----------    ----------    ----------
Operating revenue:
   Interstate Natural Gas Pipeline              $   82,541    $   94,517    $  179,186    $  192,143
   Natural Gas Gathering and Processing             61,039        42,585       118,612        83,326
   Coal Slurry Pipeline                              5,837         5,374        11,998        10,780
                                                ----------    ----------    ----------    ----------
      Total operating revenue                      149,417       142,476       309,796       286,249
                                                ----------    ----------    ----------    ----------

Operating income (loss):
   Interstate Natural Gas Pipeline                  43,915        56,667        99,553       115,241
   Natural Gas Gathering and Processing             10,841         4,351        20,343         9,161
   Coal Slurry Pipeline                              1,252         1,022         2,178         1,716
   Other                                            (2,544)       (1,445)       (5,072)       (3,762)
                                                ----------    ----------    ----------    ----------
      Total operating income                        53,464        60,595       117,002       122,356
                                                ----------    ----------    ----------    ----------

Income (loss) from continuing operations:
   Interstate Natural Gas Pipeline                  24,048        33,195        56,197        67,445
   Natural Gas Gathering and Processing             15,110         7,849        28,800        18,475
   Coal Slurry Pipeline                              1,109           865         1,854         1,539
   Other                                           (12,535)       (9,037)      (24,840)      (18,735)
                                                ----------    ----------    ----------    ----------
      Total income from continuing operations       27,732        32,872        62,011        68,724
                                                ----------    ----------    ----------    ----------

Discontinued operations, net of tax                    358           393           748         1,156
                                                ----------    ----------    ----------    ----------

Net income                                      $   28,090    $   33,265    $   62,759    $   69,880
                                                ==========    ==========    ==========    ==========

Operating data (1):
   Interstate Natural Gas Pipeline:
      Million cubic feet per day ( mmcfd)          257,171       272,763       563,864       575,578
      Average daily throughput (mmcfd)               2,889         3,065         3,193         3,237
   Natural Gas Gathering and Processing:
      Gathering (mmcfd)                              1,005         1,020         1,029           998
      Processing (mmcfd)                                63            56            62            53
   Coal Slurry Pipeline:
      Thousands of tons of coal shipped              1,102           975         2,384         2,129


(1) Operating data includes 100% of the volumes for joint venture investments as well as for wholly-owned subsidiaries.

CONSOLIDATED OPERATING RESULTS

Our income from continuing operations was $27.7 million for the second quarter of 2005, or $0.54 per unit, compared with $32.9 million in 2004, or $0.65 per unit, for the same quarter last year. This $5.2 million, or 16%, decrease is largely attributable to the revenue impact of the uncontracted capacity on Northern Border Pipeline and higher interest expense offset by improved results from our natural gas gathering and processing segment due to increased prices of natural gas and natural gas liquids and increased volumes processed.

For the six months ended June 30, 2005, income from continuing operations was $62.0 million, or $1.22 per unit, compared with $68.7 million, or $1.37 per unit, for the six months ended June 30, 2004. This $6.7 million, or 10%, decrease was primarily the result of the revenue impact of Northern Border Pipeline's uncontracted capacity as well as increased interest expense for the six months ended June 30, 2005, offset by improved results from our gas gathering and processing segment due to increased commodity prices realized and volumes processed.


INTERSTATE NATURAL GAS PIPELINE SEGMENT

OVERVIEW

Our interstate natural gas pipeline segment transports natural gas for its customers. Operating revenue is derived from transportation contracts under tariffs regulated by the FERC. The tariffs specify the maximum rate we can charge our customers, which is determined through a ratemaking process. During this process, which is called a rate case in the industry, a determination is reached by the FERC, either through a hearing or a settlement on a just maximum rate that includes recovery of our prudent cost-based investment and a reasonable return for our investors. Our firm transportation customers are obligated to pay a fee for capacity on our pipelines, regardless of how much natural gas they actually transport, in addition to a fee based on the volume of natural gas transported. Our interruptible transportation customers pay a fee based only on the volume of natural gas transported.

Our interstate natural gas pipeline segment is made up of the following subsidiaries:

         o        a 70% general partnership interest in Northern Border Pipeline
                  Company;

         o        Midwestern Gas Transmission Company; and

         o Viking Gas Transmission Company, which includes a 33-1/3% interest in Guardian Pipeline, L.L.C.

For the six months ended June 30, 2005, Northern Border Pipeline accounted for 85% of our interstate natural gas pipeline segment revenue, Midwestern Gas Transmission accounted for 6%, and Viking Gas Transmission accounted for 9%.


MARKET CONDITIONS

As of December 31, 2004, approximately 88% of the natural gas we transported on Northern Border Pipeline was produced in the Western Canada Sedimentary Basin. Therefore, the continuous supply of Canadian natural gas is crucial to our long-term financial condition. Of equal importance is the demand for natural gas in the Midwestern United States markets that we serve, including in the Chicago market area, which is served directly by Northern Border Pipeline and Midwestern Gas Transmission. Some of the significant factors that may impact our customer's desire to move natural gas on our interstate pipelines include:

         o the amount of Canadian natural gas available for export, which is impacted by Canadian supply and demand;

         o        the ability to transport Canadian gas on other pipelines;

         o the amount of storage capacity for Canadian gas and demand for storage injection;

         o the availability of natural gas from other supply sources that could be transported to the Midwestern United States;

         o the demand for natural gas in other markets, which may affect the supply in the Midwestern United States, primarily as a result of temperature and/or hydro electric generation levels; and

         o the natural gas market price spread between Alberta, Canada and the Midwestern United States.

For a discussion about market factors that may impact supply and demand for natural gas, please read "Business - Demand for Interstate Pipeline Transportation Capacity" in our annual report on Form 10-K for the year ended December 31, 2004.

KNOWN TRENDS AND UNCERTAINTIES

CANADIAN SUPPLY - Our projections assume that Canadian supply will remain fairly stable and import levels will be flat in 2005.

NATURAL GAS STORAGE LEVELS - We observed rising demand for storage of Canadian natural gas during the second quarter ended June 30, 2005, and believe this may be primarily due to an increased price differential between summer natural gas prices in the United States compared with projected natural gas prices for the coming winter season. The changing mix of natural gas users may also be a factor in the growing demand for storage, from the steady demand of industrial users to temperature-sensitive residential, commercial, and electric generation users. We anticipate additional storage projects in Alberta, Canada to be in service in 2006.

SEASONALITY - Supply and demand in the various geographic regions of the United States as a result of weather conditions can significantly affect one another as the market attempts to balance each region's natural gas needs. In addition to traditional winter heating demand load, Canadian supply helps serve western United States' summer demand for natural gas for electric generation. This market may be sensitive to precipitation levels that affect the supply of hydro electric generation. During the summer, in the Western United States, the effects of low hydro electric generation levels combined with high temperature demand loads impact Canadian natural gas pricing. In the Midwestern United States, pipeline infrastructure is designed to meet winter heating demand load. During the summer when there may be excess pipeline capacity, there is greater competition from other supply sources. Winter season is considered to be November to March, and summer season is considered to be the remaining months. Peak summer season for electric generation includes July, August and September. During the second quarter ended June 30, 2005, we observed weakened demand for natural gas consistent with typical seasonal demand factors.

COMPETITION - In 2005, new supply from the Rockies via Cheyenne Plains Pipeline as well as natural gas from the San Juan and Permian Basins has been redirected from Western United States markets into the Mid-continent region creating greater supply competition in the Midwestern United States market. Cheyenne Plains is expected to complete an expansion project that will increase its pipeline capacity by 170 million dekatherms per day by early 2006.

CONTRACTING RISK - Natural gas supply and demand may significantly impact our business; however, a significant portion of our revenue is generated from long-term firm transportation contracts. As long as our pipeline capacity is fully contracted, under normal circumstances, we can expect to collect operating revenue regardless of short-term market dynamics that may impact natural gas flows. When we are not fully contracted, we are directly affected by the current market fundamentals and are most sensitive to changes in supply and demand for natural gas which impact the demand for our capacity.

As previously disclosed, Northern Border Pipeline had uncontracted capacity during the second quarter ended June 30, 2005, on its Port of Morgan, Montana to Ventura, Iowa portion of pipeline. Expiring long-term transportation contracts were replaced with primarily short-term contracts. When demand is light relative to supply, our customers may not want to commit for long periods to a certain rate if they believe the cost supported by the market will be lower. Seasonal demand suggests that this situation is more likely to impact our revenue at certain times of the year. Accordingly, we believe throughput on our system may be more seasonal in the future and some discounting may be required to maximize revenue.

GROWTH PROJECTS - We are focused on modifying our existing systems to meet market demand (organic growth) in addition to seeking new pipeline development projects. Organic growth projects currently underway include:

         o        Chicago III Expansion - Northern Border Pipeline

         o        Eastern Extension - Midwestern Gas Transmission

         o        Southbound Expansion - Midwestern Gas Transmission

For the Chicago III Expansion, a proposed expansion of Northern Border Pipeline's system into the Chicago market area, Northern Border Pipeline has filed its application for a certificate of public convenience and necessity for the construction and operation of the facilities. Northern Border Pipeline anticipates the issuance of a certificate by the FERC during the third quarter of 2005. This project is fully subscribed and estimated to cost approximately $21 million. It will add 130 mmcfd of transportation capacity from Harper, Iowa to Chicago, Illinois.

In June 2005, Midwestern Gas Transmission filed an application for a certificate of public convenience and necessity for the Eastern Extension Project with the FERC. This project is expected to cost $22 million to $25 million and will add 30 miles of pipeline with 120 mmcfd of transportation capacity from Portland, Tennessee to planned interconnections with Columbia Gulf Transmission Company and East Tennessee Pipeline Company.

Midwestern Gas Transmission's Southbound Expansion will increase its pipeline's southbound capacity by 86,000 dekatherms per day. This fully-subscribed expansion project is expected to go into service in November of 2005.

Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interstate Natural Gas Pipeline Segment" in our annual report on Form 10-K for the year ended December 31, 2004, for more information about our expansion projects.

REGULATORY DEVELOPMENTS

RATE CASE - Under the terms of Northern Border Pipeline's 1999 rate case, Northern Border Pipeline must file a new rate case on November 1, 2005. Elements to be decided in the rate case include billing units, rate base, our depreciation rate on transmission plant, return on equity, rate design and issues related to the inclusion of an income tax allowance. We believe the new rate would take effect on May 1, 2006. The resulting rate may be subject to reduction based upon FERC's review. The outcome will be finally determined by FERC approval of a settlement or decided by the FERC based on hearings.

INCOME TAX ALLOWANCE - In May 2005, the FERC issued a policy statement permitting the inclusion in rates of an income tax allowance for partnership interests if the partners have an actual or potential income tax liability on that income. Northern Border Pipeline's present rates reflect an allowance for income taxes. More information regarding our upcoming rate case and income tax allowance can be found in "Business - Interstate Pipeline Regulation" in our annual report on Form 10-K for the year ended December 31, 2004.

INTERSTATE NATURAL GAS PIPELINE SEGMENT OPERATING RESULTS

The interstate natural gas pipeline segment reported net income of $24.0 million for the second quarter ended June 30, 2005, compared with $33.2 million for the second quarter ended June 30, 2004. The $9.2 million, or 28%, decline for the second quarter ended June 30, 2005, was primarily due to the revenue impact from uncontracted and discounted capacity in 2005 on Northern Border Pipeline on the Port of Morgan, Montana to Ventura, Iowa portion of the pipeline. For the six months ended June 30, 2005, net income was $56.2 million compared with $67.4 million for the six months ended June 30, 2004. The $11.2 million, or 17%, decrease for the six months ended June 30, 2005, was primarily the result of the second quarter revenue impact from uncontracted and discounted capacity on Northern Border Pipeline.

Operating revenue decreased $12.0 million, or 13%, for the second quarter ended June 30, 2005, compared with the same quarter last year primarily impacted by $13.0 million decreased revenue associated with the uncontracted and discounted transportation capacity for Northern Border Pipeline, partially offset by $1.3 million increased short-term and other transportation service revenue for Northern Border Pipeline.

Operating revenue decreased $13.0 million, or 7%, for the six months ended June 30, 2005, compared with the same period in 2004, reflecting the impact of the second quarter ended June 30, 2005, items and one additional day of transportation revenue in the first quarter ended March 31, 2004, due to leap year.

Operations and maintenance expense increased slightly by $0.2 million for the second quarter ended June 30, 2005, compared with the same quarter last year. The quarter ended June 30, 2005, included a reduction of Northern Border Pipeline's allowance for doubtful accounts of approximately $0.6 million related to bankruptcy claims against Enron and Enron North America. The second quarter ended June 30, 2004, included a credit of approximately $1.2 million to true up previously recorded corporate charges which was partially offset by $0.7 million of amortization expense for the renewal of a right-of-way easement.

Operations and maintenance expense increased $2.3 million for the six months ended June 30, 2005, compared with the same period last year primarily as a result of adjustments recorded in 2005 and 2004 for operational gas volume imbalances on Viking Gas Transmission.

Interest expense increased $0.7 million for the second quarter ended June 30, 2005, and $1.0 million for the six months ended June 30, 2005, compared with the same periods last year as a result of higher average interest rates that were partially offset by lower average debt outstanding.


NATURAL GAS GATHERING AND PROCESSING SEGMENT

OVERVIEW

Our natural gas gathering and processing segment accepts delivery of raw gas from natural gas wells and central collection points located primarily in the Powder River Basin in Wyoming and the Williston Basin in Montana and North Dakota. Our pipelines gather the wellhead production and transport the raw gas to central collection points where it is processed and compressed for entry into the transmission pipeline grid. Revenue is derived primarily from two types of gathering and processing agreements based on volumetric fees or percentage-of-proceeds (POP) contracts. We are sensitive to fluctuations in the price of natural gas and natural gas liquids because a significant portion of this segment's revenue is from POP agreements. Under these agreements, we retain a percentage of the commodities as payment for our services, which we sell in the open market. We use derivative instruments to mitigate our commodity price exposure.

Our natural gas gathering and processing segment is made up of the following subsidiaries:

         o Bear Paw Energy, LLC, with operations in the Williston and Powder River Basins; and

         o        Crestone Energy Ventures, which owns:

                  - a 49% interest in Bighorn Gas Gathering, L.L.C., with operations in the Powder River Basin;

                  - a 33.33% interest in Fort Union Gas Gathering, L.L.C., with operations in the Powder River Basin; and

                  - a 35% interest in Lost Creek Gathering, L.L.C., with operations in the Wind River Basin, located in Wyoming.

In July 2005, Crestone Energy Ventures executed a purchase and sale agreement to acquire an additional 3.7% interest of Fort Union Gas Gathering, L.L.C., bringing its total interest to approximately 37%, for $5.3 million, subject to normal closing adjustments. We expect to close the transaction in August of 2005.

MARKET CONDITIONS

Key factors that may impact Bear Paw Energy and our joint venture interests are:

         o        the pace of reserve development by producers, which is
                  affected by:

                  - a producer's ability to obtain drilling and production permits in a timely and economic manner;

                  -        reserve characteristics and performance;

                  -        surface access and infrastructure issues;

                  - significant volumes of water associated with coalbed methane production;

                  -        environmental issues;

         o        the decline rate of existing wells;

         o        the composition of the gathered raw gas stream; and

         o        the value of natural gas and natural gas liquids.

For a more detailed discussion of market factors that may impact our gathering and processing segment, please read "Business - Future Demand and Competition" in our annual report on Form 10-K for the year ended December 31, 2004.

KNOWN TRENDS AND UNCERTAINTIES

NATURAL GAS AND NATURAL GAS LIQUIDS PRICING - Our financial performance in the gathering and processing segment may be significantly impacted by the price of natural gas and natural gas liquids, particularly for the Williston Basin operations which involve primarily POP contracts. In the second quarter ended June 30, 2005, realized commodity prices, net of the effects of hedging, continued to increase: the weighted average price per gallon of natural gas liquids increased 50%, to $0.87 for the second quarter ended June 30, 2005, compared with $0.58 for the same period last year; the weighted average price per million British thermal units (mmBtu) of natural gas increased 23%, to $6.15 for the second quarter ended June 30, 2005, compared with $5.00 for the same period last year.

RAW GAS COMPOSITION - Changes in the raw gas composition may impact our operating margins. Most of the wells connected to our Williston Basin facilities produce casinghead gas, which is significantly higher in energy content (measured in Btu) than coalbed methane gas that is produced in the Powder River Basin. Although generally the value of natural gas and natural gas liquids is related to the Btu content, certain products have greater value per Btu than others.

GATHERING VOLUMES - Our financial performance in the gathering and processing segment may be impacted by the volume and pressure of gas gathered, particularly in the Powder River Basin. These contracts are primarily volumetric fee-based contracts. We provide two different levels of service depending on gas pressure. Our processing margins are higher for low pressure gas gathered compared with high pressure gas because of the amount of compression required to transport gas in our gathering system and into the interstate pipeline grid. As a result of these different services, the revenue impact from changes in our processing volumes does not change proportionately.

POWDER RIVER BASIN DEVELOPMENT - The development of new facilities is based on well growth, field production, economics, permit considerations, and other factors that impact producers' decision to drill and produce coalbed methane gas. In the Powder River Basin, we believe drilling activity for the remainder of 2005 will be similar to that in 2004. Production is shifting westward in the basin toward the Big George Coal where dewatering times are lengthier but production volume is greater than in the eastern part of the basin.

WILLISTON BASIN DEVELOPMENT - Bear Paw Energy owns and operates the Grasslands, Baker, Marmarth, Little Beaver and Lignite gathering and processing facilities. As a result of increased drilling and development in the Williston Basin, we expect continued growth in this area. We are selectively expanding our facilities and systems to enhance our financial performance. At current oil prices, we expect casinghead gas volume to increase at least through 2006. Due to additional land dedication in the Bakken Play, a second phase of expansion was initiated and completed in the second quarter ended June 30, 2005. A separate expansion is also under way in the Beaver Creek area.

NATURAL GAS GATHERING AND PROCESSING SEGMENT OPERATING RESULTS

The natural gas gathering and processing segment reported net income of $15.1 million for the second quarter ended June 30, 2005, compared with $7.8 million for the second quarter ended June 30, 2004. Net income was $28.8 million for the six months ended June 30, 2005, compared with $18.5 million for the same period last year. The increase of $7.3 million, or 94%, and $10.3 million, or 56%, for the three and six months ended June 30, 2005, respectively, as compared with the prior year, were largely attributable to favorable pricing for natural gas and natural gas liquids and increased processing volumes.

Operating revenue increased $18.4 million, or 43%, in the second quarter ended June 30, 2005, compared with the second quarter ended June 30, 2004. Of this amount, $19.0 million was due to increased revenue realized in the Williston Basin as a result of increased natural gas and natural gas liquids prices and volumes, which were partially offset by lower volumes in the Powder River Basin. Operating revenue increased $35.3 million, or 42%, for the six months ended June 30, 2005, compared with the same period last year. Of this amount, $37.0 million was due to increased revenue realized in the Williston Basin, partially offset by $1.7 million decreased revenue realized in the Powder River Basin due a decline of our low margin gathering volumes.

Product purchases were $35.5 million for the second quarter ended June 30, 2005, compared with $23.5 million for the same period last year. Product purchases were $67.9 million for the six months ended June 30, 2005, compared with $44.9 million for the six months ended June 30, 2004. Product purchases increased due to increased commodity prices and volumes processed.

Operations and maintenance expense decreased $0.4 million for the second quarter ended June 30, 2005, compared with the second quarter ended June 30, 2004, primarily due to a $1.2 million reduction of our allowance for doubtful accounts reflecting the agreements for the sale of the bankruptcy claims held against Enron and Enron North America, partially offset by increased expenses of $0.2 million related to the Charlie Creek expansion and increased general expenses of $0.2 million. Operations and maintenance expense increased $0.3 million for the six months ended June 30, 2005, which included increased operating expense related to the Charlie Creek expansion of $0.8 million.

Equity earnings increased $0.8 million, or 24%, for the second quarter ended June 30, 2005, compared with the same period last year due to the overall growth in the Powder and Wind River Basins that resulted in higher volumes at Fort Union and Lost Creek. Equity earnings for the six months ended June 30, 2005, decreased $1.1 million compared with the same period in 2004 as a result of the Bighorn Gas Gathering preferred A cash flow incentives of $2.7 million recognized in 2004. For the six months ended June 30, 2005, equity earnings for Fort Union and Lost Creek increased $1.7 million compared with the same period last year due to the overall growth in the Powder and Wind River Basins.


COAL SLURRY PIPELINE SEGMENT

OVERVIEW

Our coal slurry pipeline segment, which includes Black Mesa Pipeline Company, transports crushed coal suspended in water. Revenue is derived from a transportation contract with the sole supplier of coal to the Mohave Generating Station in Nevada. This contract generates fee-for-service revenue through December 31, 2005.

KNOWN TRENDS AND UNCERTAINTIES

Upon expiration of our transportation contract at the end of this year, we expect Black Mesa Pipeline to be temporarily shut down. Interested parties are working to resolve water supply, coal supply and transportation contracting issues in order for operations to resume. In addition, a final Environmental Impact Statement for the project must be issued which is anticipated in late 2006. We believe that successful resolution of these issues should result in the modification and reconstruction of our coal slurry pipeline in late 2008 and 2009. If these issues are not resolved and the Mohave Generating Station is permanently closed, we expect to incur shut down costs related to our pipeline of approximately $5 million to $7 million, and to have a non-cash charge of approximately $12 million related to goodwill and the remaining undepreciated cost of the pipeline.

For more information about the environmental issues surrounding our coal slurry pipeline, please read "Business - Coal Slurry Pipeline Segment" in our annual report on Form 10-K for the year ended December 31, 2004.

OPERATING RESULTS

The coal slurry pipeline segment reported net income of $1.1 million for the second quarter ended June 30, 2005, compared with $0.9 million for the same period last year. Second quarter 2005 results include increased electricity costs of $0.3 million that were charged to the customer and recovered through operating revenue.

Net income was $1.9 million for the six months ended June 30, 2005, compared with $1.5 million for the same period last year. Operating revenue increased $1.2 million and operating expense increased $0.9 million due to increased electricity costs.

OTHER

Items that are not attributable to any segment included certain of our general and administrative expenses, interest expense on our debt and other income and expense items. For the second quarter ended June 30, 2005, interest expense not allocated to any segment increased $2.2 million as compared with the second quarter ended June 30, 2004, due to higher average debt outstanding and increased average interest rates. For the second quarter ended June 30, 2005, operations and maintenance expense increased $1.0 million as compared with the second quarter ended June 30, 2004. Operations and maintenance expense for 2005 included $0.4 million of expenses that will be allocated to our segments. Expenses in 2004 included a $0.5 million credit for previously accrued corporate charges. For the six months ended June 30, 2005, interest expense not allocated to any segment increased $4.6 million due to higher average debt outstanding and increased average interest rates. Operations and maintenance expense for the six months ended June 30, 2005, increased $1.3 million which included $0.8 million of relocation charges and other expenses that will be allocated to our segments.


LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

We believe our liquidity is adequate to fund future recurring operating activities and investments. We rely on our operating cash flow and the credit facilities listed in the following table to meet our short-term liquidity needs. We expect to meet our other liquidity needs by issuing long-term debt and/or additional limited partner interests. The timing and our ability to complete such offerings will depend on various factors, including:

         o        the prevailing market conditions;

         o        interest rates;

         o        our financial condition; and

         o        our credit rating.

DEBT AND CREDIT FACILITIES

The Partnership's debt and credit facilities outstanding as of June 30, 2005, are as follows (in thousands):

                                                              Payments Due by Period
                                                             -----------------------
                                                              Current
                                                              Portion      Long-Term
                                                  Total       < 1 Year      Portion
                                                ----------   ----------   ----------
Northern Border Pipeline:
   $175 million credit agreement due 2010 (a)   $       --   $       --   $       --
   6.25% senior notes due 2007                     150,000           --      150,000
   7.75% senior notes due 2009                     200,000           --      200,000
   7.50% senior notes due 2021                     250,000           --      250,000
Viking Gas Transmission:
   Series A, B, C, and D senior notes
      due 2008 to 2014 average 7.46%                30,053        2,133       27,920
Northern Border Partners, L.P.:
   $500 million credit agreement
      due 2010 (a), average 3.75%                  198,000           --      198,000
   8.875% senior notes due 2010                    250,000           --      250,000
   7.10% senior notes due 2011                     225,000           --      225,000
                                                ----------   ----------   ----------
      Total                                     $1,303,053   $    2,133   $1,300,920
                                                ==========   ==========   ==========

(a) Northern Border Partners, L.P. and Northern Border Pipeline are each required to pay a facility fee of 0.125% and 0.075%, respectively, on the principal commitment amount of their credit agreements.

On May 16, 2005, we entered into a five-year $500 million revolving credit agreement with several financial institutions. Under this agreement, we borrowed $186 million to pay the entire balance of our existing $275 million revolving credit agreement and terminated that agreement. At our option, the interest rate on the outstanding borrowings may be the lender's base rate or the London Interbank Offered Rate (LIBOR) plus a spread that is based on our long-term unsecured debt ratings. We are required to comply with certain financial, operational, and legal covenants, including the maintenance of EBITDA to interest expense ratio of greater than 3 to 1 and debt to EBITDA ratio of no more than 4.75 to 1. If we consummate one or more acquisitions in which the total purchase price exceeds $25 million, the allowable ratio of debt to adjusted EBITDA is increased to 5.25 to 1 for two calendar quarters following the acquisition. If we breach any of these covenants, the balance outstanding may become due and payable immediately.

Also on May 16, 2005, Northern Border Pipeline Company entered into a five-year $175 million revolving credit agreement with several financial institutions. Under this agreement, Northern Border Pipeline borrowed $29 million to pay the entire balance on its existing $175 million revolving credit agreement and terminated that agreement. The borrowings of $29 million were subsequently repaid in the second quarter ended June 30, 2005. Similar to the Partnership's revolving credit agreement, Northern Border Pipeline may select the lender's base rate or the LIBOR plus a spread that is based on Northern Border Pipeline's long-term unsecured debt ratings as its interest rate on the borrowings. Northern Border Pipeline is required to comply with certain financial, operational, and legal covenants, including the maintenance of EBITDA to interest expense ratio of greater than 3 to 1 and debt to EBITDA ratio of no more than 4.50 to 1. If Northern Border Pipeline consummates one or more acquisitions in which the total purchase price exceeds $25 million, the allowable ratio of debt to adjusted EBITDA is increased to 5 to 1 for two calendar quarters following the acquisition. If Northern Border Pipeline breaches any of these covenants, the balance outstanding may become due and payable immediately.

As of June 30, 2005, the Partnership and Northern Border Pipeline were in compliance with the covenants of their respective credit agreements.

DEBT SECURITIES

We anticipate issuing ten-year fixed rate senior notes during 2005 to reduce amounts drawn under our $500 million revolving credit agreement.

HEDGING ACTIVITIES

In 2004, we entered into forward-starting interest rate swap agreements with a total notional amount of $100 million in anticipation of a ten-year fixed rate senior notes issuance. The forward-starting interest rate agreements expired in late May and early June of 2005, which resulted in the Partnership paying $2.7 million to counterparties. In June 2005, we entered into a Treasury lock interest rate agreement with a total notional amount of $200 million in anticipation of a ten-year senior note issuance. In July 2005, we paid $0.1 million to the counterparty upon expiration of the June 2005 Treasury lock interest rate agreement.

Our outstanding interest rate swap agreements with notional amounts totaling $150 million are due to expire in March of 2011. Under these agreements, we make payments to counterparties at variable rates based on LIBOR and receive payments based on a 7.10% fixed rate of return. As of June 30, 2005, the average effective interest rate on our interest rate swap agreements was 5.80%.

OPERATING ACTIVITIES

Net cash provided by operating activities decreased $18.5 million for the six months ended June 30, 2005, compared with the same period last year, as a result of decreased net income, which is discussed in the "Results of Operations" section of this quarterly report. Other factors were a $4.9 million decrease in distributions received from unconsolidated affiliates related to payments received in 2004 for our Bighorn Gas Gathering preferred A cash flow incentives and a net decrease in working capital of $5.9 million for the six months ended June 30, 2005, compared with a net decrease in working capital of $0.6 million for the same period in 2004.

INVESTING ACTIVITIES

Net cash used in investing activities increased $15.6 million for six months ended June 30, 2005, as compared with the same period in 2004 primarily due to increased capital expenditures. Our investment in unconsolidated affiliates was $1.5 million for the six months ended June 30, 2005, representing contributions made to Bighorn Gas Gathering for its capital expenditures.

Capital expenditures were $23.2 million for the six months ended June 30, 2005, including $13.0 million for the interstate natural gas pipeline segment and $9.6 million for the natural gas gathering and processing segment. For the interstate natural gas pipeline segment, approximately $1.6 million of the capital expenditures is related to Northern Border Pipeline's Chicago III Expansion Project and $2.1 million is related to Midwestern Gas Transmission's growth projects. The remaining capital expenditures for the six months ended June 30, 2005, were primarily related to renewals and replacements of existing facilities. For the natural gas gathering and processing segment, the capital expenditures for the six months ended June 30, 2005, were primarily related to the Partnership's expansions in the Williston Basin. Capital expenditures in the six months ended June 30, 2004, were $9.5 million which included $5.6 million for the interstate natural gas pipeline segment, $2.4 million for the natural gas gathering and processing segment and $1.5 million for the coal slurry pipeline segment.

Total capital expenditures for 2005 are estimated to be approximately $87 million, which includes $55 million for the interstate natural gas pipeline segment. Of the $55 million projected expenditures for the interstate natural gas pipeline segment, approximately $12 million relates to Northern Border Pipeline's Chicago III Expansion Project, $8 million to $9 million relates to Midwestern Gas Transmission's Eastern Extension Project, and $2 million relates to Midwestern Gas Transmission's Southbound Expansion Project. Capital expenditures for the natural gas gathering and processing segment are estimated to be $28 million for 2005 primarily for growth capital expenditures. Funds required to meet our capital expenditure requirements for 2005 are anticipated to be provided from our credit facility and operating cash flow. Northern Border Pipeline currently anticipates funding its 2005 capital expenditures primarily by borrowing on its credit facility and using operating cash flow.

FINANCING ACTIVITIES

Net cash used in financing activities decreased $5.6 million for the six months ended June 30, 2005, compared with the same period in 2004.

In the six months ended June 30, 2004, Northern Border Pipeline received equity contributions from its general partners which included $39 million from its minority interest holder that was used to repay existing debt.

Borrowings on long-term debt for the six months ended June 30, 2005, were $86.0 million compared with $90.0 million for the six months ended June 30, 2004. Debt repayments for the six months ended June 30, 2005, were $81.7 million and $134.8 million for the six months ended June 30, 2004.

Payments for the termination of derivative instruments were $2.7 million for the six months ended June 30, 2005.


THE IMPACT OF ENRON'S CHAPTER 11 FILING ON OUR BUSINESS

In June 2005, Northern Border Pipeline Company, Crestone Gathering Services and Bear Paw Energy, LLC executed term sheets with a third party for the sale of their unsecured claims held against Enron and Enron North America. Proceeds from the sale are expected to be $14.6 million. In 2004, we adjusted our allowance for doubtful accounts to reflect an estimated $3.4 million ($3.0 million, net to the Partnership) recovery for our claims. In the second quarter of 2005, we made an adjustment to our allowance for doubtful accounts of approximately $1.8 million ($1.6 million, net to the Partnership) to reflect the agreements for the sales. As a result of the sale, Northern Border Pipeline anticipates recognizing additional income of $9.4 million ($6.6 million, net to the Partnership) later in 2005.

In June 2005, Enron filed an amended motion in the bankruptcy court seeking approval to terminate the Enron Gas Pipeline Employee Benefit Trust (Trust) and to distribute its assets among certain identified companies, one being Northern Border Pipeline's operator, Northern Plains Natural Gas Company, LLC. If Enron's relief is granted as requested, Northern Plains would assume retiree benefit liabilities, estimated as of November 17, 2004, of approximately $2.3 million with an asset allocation of approximately $1.7 million. Northern Natural Gas Company, a participant in the Trust through June 30, 2002, along with other parties have filed a motion to strike Enron's amended motion alleging that allocation of the assets and liabilities of the Trust should be decided in a pending lawsuit filed in the United States District Court for the District of Nebraska and not in the bankruptcy court.

For more information about the bankruptcy claims held by us against Enron and Enron North America, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Update on the Impact of Enron's Chapter 11 Filing on our Business" in our annual report on Form 10-K for the year ended December 31, 2004, and our quarterly report on Form 10-Q for the first quarter ended March 31, 2005.


FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The statements in this quarterly report that are not historical information are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the following:

Interstate Natural Gas Pipeline Segment:

         o the impact of uncontracted capacity on Northern Border Pipeline being greater than expected;

         o the ability to market pipeline capacity on favorable terms, which is affected by:

                  -        future demand for and prices of natural gas;

                  - competitive conditions in the overall natural gas and electricity markets;

                  -        availability of supplies of Canadian natural gas;

                  -        availability of additional storage capacity;

                  -        weather conditions; and

                  - competitive developments by Canadian and U.S. natural gas transmission peers;

         o        performance of contractual obligations by the shippers;

         o political and regulatory developments that impact FERC proceedings involving interstate pipelines and the interstate pipelines' success in sustaining their positions in such proceedings;

         o        the ability to recover costs in our rates;

Natural Gas Gathering and Processing Segment:

         o the rate of development, gas quality, and competitive conditions in gas fields near our natural gas gathering systems in the Powder River and Williston Basins and our investments in the Powder River and Wind River Basins;

         o        prices of natural gas and natural gas liquids;

         o the composition and quality of the natural gas we gather and process in our plants;

         o the efficiency of our processing plants in extracting natural gas and natural gas liquids;

Coal Slurry Pipeline Segment:

         o renewal of the coal slurry transportation contract under favorable terms;

General:

         o developments in the December 2, 2001, filing by Enron of a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code affecting our settled claims;

         o regulatory actions and receipt of expected regulatory clearances;

         o        actions by rating agencies;

         o        the ability to control operating costs;

         o conditions in the capital markets and the ability to access the capital markets; and

         o acts of nature, sabotage, terrorism or other similar acts causing damage to our facilities.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other factors could also have material adverse effects on future results.

These and other risks are described in greater detail in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors and Information Regarding Forward-Looking Statements" included in our annual report on Form 10-K for the year ended December 31, 2004. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Other than as required under the securities laws, we undertake no obligation to update publicly any forward-looking statement whether as a result of new information, subsequent events or changes in circumstances, changes in expectations or otherwise.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

OVERVIEW

We may be exposed to market risk through changes in interest rates and commodity prices. We may utilize financial instruments to manage interest rate and commodity price risk to reduce our exposure to interest rate and price fluctuations and achieve a more predictable cash flow. We established policies and procedures to assess risk and to approve, report, and monitor our financial instrument activities. We do not use these instruments for trading purposes.

INTEREST RATE RISK

Our interest rate exposure is a result of variable rate borrowings. To reduce our sensitivity to interest rate fluctuations, we may maintain a portion of our consolidated debt portfolio in fixed-rate debt. We may also use interest rate swap agreements to manage interest expense by converting a portion of fixed-rate debt to variable-rate debt. As of June 30, 2005, we had $348 million of variable-rate debt outstanding, $150 million of which we converted from fixed-rate to variable-rate debt through interest rate swap agreements. Approximately 73% of our debt portfolio was fixed-rate debt as of June 30, 2005.

To summarize our sensitivity to interest rate fluctuations, if interest rates on average change by one percent versus rates that were in effect as of June 30, 2005, consolidated annual interest expense would change by approximately $3.5 million. The impact of the hypothetical interest rates on our variable rate borrowings outstanding was determined as of the end of the second quarter ended June 30, 2005.

COMMODITY PRICE RISK

Bear Paw Energy's natural gas gathering and processing contracts are sensitive to the price of natural gas and natural gas liquids because a significant portion of its revenue is from the sale of commodities received from POP agreements. As of June 30, 2005, approximately 67% of our commodity price-sensitive revenue for the remainder of 2005, based on our projected throughput volume, was hedged. Considering the effects of hedging, each $0.10 per mmBtu change in natural gas price will have an approximate $0.2 million impact to revenue, and each $0.01 per gallon change in natural gas liquids price will have an approximate $0.2 million impact to revenue for 2005. We analyze our sensitivity based on hypothetical commodity prices on our projected gathering and processing volumes for the remainder of 2005. This analysis may be impacted by changes in our projected throughput volumes.

We hedged approximately 23% of our commodity price-sensitive revenue for 2006 as of the end of the second quarter ended June 30, 2005. Considering the effects of hedging, each $0.10 per mmBtu change in natural gas price will have an approximate $0.3 million impact to revenue for 2006, and each $0.01 per gallon change in natural gas liquids price will have an approximate $0.4 million impact to revenue for 2006.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our chief executive officer and chief financial and accounting officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on their evaluation, they have concluded that as of June 30, 2005, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In March 2004, Enron transferred its ownership interests in Northern Plains and NBP Services to CrossCountry Energy, LLC. In November 2004, ONEOK purchased Northern Plains and NBP Services. Transition services agreements were entered into to provide to Northern Plains and NBP Services on an interim, transitional basis, various services, including but not limited to (i) information technology services, (ii) accounting system usage rights and administrative support and
(iii) payroll, employee benefits and administrative services. In turn, these services are provided to us and our subsidiaries through Northern Plains and NBP Services. During the second quarter of 2005, the transition of these services to ONEOK or us was completed and in the review process it was determined that there were no material changes to our internal controls over financial reporting.


PART II OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On July 1, 2005, ONEOK announced the appointment of Pierce H. Norton as senior vice president of ONEOK's gathering and processing segment. Mr. Norton remains president of Bear Paw Energy, a subsidiary of the Partnership and vice president and general manager for midstream businesses for NBP Services, LLC, having been appointed to these positions in 2003.


ITEM 6. EXHIBITS

The following exhibits are filed as part of this quarterly report on Form 10-Q:

10.1     Revolving Credit Agreement, dated as of May 16, 2005, among Northern
         Border Partners, L.P., the lenders from time to time party thereto, SunTrust Bank, as administrative agent, Wachovia Bank, National
         Association , as syndication agent, Harris Nesbit Financing, Inc.,
         Barclays Bank PLC and Citibank, N.A., as co-documentation agents, and SunTrust Capital Markets, Inc and Wachovia Capital Markets, LLC, as co-lead arrangers and book managers (incorporated by reference to Exhibit 10.1 to the Partnership's current report on Form 8-K (File No.
         1-12202) filed on May 20, 2005).

+10.2 First Amendment to Revolving Credit Agreement, effective June 13, 2005, among Northern Border Partners, L.P., the lenders from time to time party thereto, SunTrust Bank, as administrative agent, Wachovia Bank, National Association , as syndication agent, Harris Nesbit Financing,
         Inc., Barclays Bank PLC and Citibank, N.A., as co-documentation agents.

10.3     Revolving Credit Agreement, dated as of May 16, 2005, among Northern
         Border Pipeline Company, the lenders from time to time party thereto, Wachovia Bank, National Association, as administrative agent, SunTrust
         Bank, as syndication agent, Harris Nesbit Financing, Inc., Barclays
         Bank PLC and Citibank, N.A., as co-documentation agents, and Wachovia
         Capital Markets, LLC and SunTrust Capital Markets, Inc., as co-lead arrangers and book managers (incorporated by reference to Exhibit 10.1 to Northern Border Pipeline Company's current report on Form 8-K (File
         No. 333-88577) filed on May 20, 2005).

+31.1    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

+31.2    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial and
         Accounting Officer.

+32.1    Section 1350 Certification of Chief Executive Officer.

+32.2    Section 1350 Certification of Chief Financial and Accounting Officer.


---------

+Filed herewith

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NORTHERN BORDER PARTNERS, L.P.
                                      (A Delaware Limited Partnership)

Date: August 8, 2005                  By: /s/ Jerry L. Peters
                                          --------------------------------------
                                          Jerry L. Peters
                                          Chief Financial and Accounting Officer

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------

 10.1             Revolving Credit Agreement, dated as of May 16, 2005, among
                  Northern Border Partners, L.P., the lenders from time to time party thereto, SunTrust Bank, as administrative agent, Wachovia Bank, National Association , as syndication agent,
                  Harris Nesbit Financing, Inc., Barclays Bank PLC and Citibank,
                  N.A., as co-documentation agents, and SunTrust Capital
                  Markets, Inc and Wachovia Capital Markets, LLC, as co-lead arrangers and book managers (incorporated by reference to Exhibit 10.1 to the Partnership's current report on Form 8-K
                  (File No. 1-12202) filed on May 20, 2005).

+10.2             First Amendment effective June 13, 2005 to Revolving Credit
                  Agreement dated as of May 16, 2005, among Northern Border
                  Partners, L.P., and the lenders named therein,

 10.3             Revolving Credit Agreement, dated as of May 16, 2005, among
                  Northern Border Pipeline Company, the lenders from time to time party thereto, Wachovia Bank, National Association, as administrative agent, SunTrust Bank, as syndication agent, Harris Nesbit Financing, Inc., Barclays Bank PLC and Citibank,
                  N.A., as co-documentation agents, and Wachovia Capital
                  Markets, LLC and SunTrust Capital Markets, Inc., as co-lead arrangers and book managers (incorporated by reference to Exhibit 10.1 to Northern Border Pipeline Company's current report on Form 8-K (File No. 333-88577) filed on May 20,
                  2005).

+31.1             Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                  Officer.

+31.2             Rule 13a-14(a)/15d-14(a) Certification of Chief Financial and
                  Accounting Officer.

+32.1             Section 1350 Certification of Chief Executive Officer.

+32.2             Section 1350 Certification of Chief Financial and Accounting
                  Officer.

------------------
+ Filed herewith.