Form 10-Q
period 2005-09-30
NORTHERN BORDER PARTNERS LP
filed 2005-11-07
CIK 909281

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended SEPTEMBER 30, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to ________.

                         Commission File Number: 1-12202

                         NORTHERN BORDER PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                        93-1120873
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       Identification Number)

            13710 FNB PARKWAY
             OMAHA, NEBRASKA                                    68154-5200
(Address of principal executive offices)                        (Zip code)

                                 (402) 492-7300
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of common units outstanding as of November 1, 2005, was 46,397,214.

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Statement of Income -
           Three and Nine Months Ended September 30, 2005 and 2004...         3
        Consolidated Statement of Comprehensive Income -
           Three and Nine Months Ended September 30, 2005 and 2004...         4
        Consolidated Balance Sheet -
           September 30, 2005 and December 31, 2004..................         5
        Consolidated Statement of Cash Flows -
           Nine Months Ended September 30, 2005 and 2004.............         6
        Consolidated Statement of Changes in Partners' Equity -
           Nine Months Ended September 30, 2005......................         7
        Notes to Consolidated Financial Statements...................      8-14

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................     15-29

Item 3. Quantitative and Qualitative Disclosures About Market Risk...        30

Item 4. Controls and Procedures......................................        30

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings............................................        31

Item 6. Exhibits.....................................................        31

        Signature....................................................        32

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

                                                  THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30,         SEPTEMBER 30,
                                                 -------------------   -------------------
                                                   2005       2004       2005       2004
                                                 --------   --------   --------   --------
                                                   (In thousands except per unit amounts)
Operating revenue                                $183,023   $147,355   $492,819   $433,604
                                                 --------   --------   --------   --------
Operating expenses:
   Product purchases                               45,325     26,084    113,256     70,965
   Operations and maintenance                      32,234     28,226     95,448     86,623
   Depreciation and amortization                   20,401     21,319     63,249     64,143
   Taxes other than income                         10,215      9,633     29,016     27,424
                                                 --------   --------   --------   --------
      Operating expenses                          108,175     85,262    300,969    249,155
                                                 --------   --------   --------   --------
Operating income                                   74,848     62,093    191,850    184,449
                                                 --------   --------   --------   --------
Interest expense                                   22,096     19,263     64,634     56,365
                                                 --------   --------   --------   --------
Other income (expense):
   Equity earnings in unconsolidated
    affiliates                                     10,381      3,914     19,276     13,879
   Other income                                     1,182      1,017      3,005      2,866
   Other expense                                      263       (809)      (194)    (1,415)
                                                 --------   --------   --------   --------
      Other income, net                            11,826      4,122     22,087     15,330
                                                 --------   --------   --------   --------
Minority interest in net income                    13,853     11,274     34,671     36,190
                                                 --------   --------   --------   --------
Income from continuing operations before
 income taxes                                      50,725     35,678    114,632    107,224
Income taxes                                        1,887      1,278      3,783      4,100
                                                 --------   --------   --------   --------
Income from continuing operations                  48,838     34,400    110,849    103,124
Discontinued operations, net of tax                  (478)       312        270      1,468
                                                 --------   --------   --------   --------
Net income to partners                           $ 48,360   $ 34,712   $111,119   $104,592
                                                 ========   ========   ========   ========
Calculation of limited partners' interest in
 net income:
   Net income to partners                        $ 48,360   $ 34,712   $111,119   $104,592
   Less: General partners' interest in net
    income                                          2,957      2,685      8,192      8,062
                                                 --------   --------   --------   --------
      Limited partners' interest in net income   $ 45,403   $ 32,027   $102,927   $ 96,530
                                                 ========   ========   ========   ========
Limited partners' per unit net income:
   Income from continuing operations             $   0.99   $   0.68   $   2.21   $   2.05
   Discontinued operations, net of tax              (0.01)      0.01       0.01       0.03
                                                 --------   --------   --------   --------
      Net income                                 $   0.98   $   0.69   $   2.22   $   2.08
                                                 ========   ========   ========   ========
Number of units used in computation                46,397     46,397     46,397     46,397
                                                 ========   ========   ========   ========

        The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

                                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                    SEPTEMBER 30,        SEPTEMBER 30,
                                                                 ------------------   -------------------
                                                                   2005       2004      2005       2004
                                                                 --------   -------   --------   --------
                                                                              (In thousands)
Net income to partners                                           $ 48,360   $34,712   $111,119   $104,592
Other comprehensive income:
   Changes associated with current period hedging transactions    (15,581)      446    (20,789)     1,636
   Changes associated with current period foreign
      currency translation                                            164       477       (281)      (256)
                                                                 --------   -------   --------   --------
Total comprehensive income                                       $ 32,943   $35,635   $ 90,049   $105,972
                                                                 ========   =======   ========   ========

                              The accompanying notes are an integral part of
                                 these consolidated financial statements.


NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                                                     SEPTEMBER 30,   DECEMBER 31,
                                                                                          2005           2004
                                                                                     -------------   ------------
                                                                                            (In thousands)
ASSETS
Current assets:
   Cash and cash equivalents                                                          $   31,574      $   33,980
   Accounts receivable, net of allowance for doubtful accounts of
    $1,623 and $9,175 at September 30, 2005, and December 31, 2004, respectively          73,946          70,007
   Materials and supplies, at cost                                                         6,469           5,654
   Prepaid expenses and other                                                              6,533           5,650
   Derivative financial instruments                                                           --           1,996
                                                                                      ----------      ----------
      Total current assets                                                               118,522         117,287
                                                                                      ----------      ----------
Property, plant and equipment:
   Property, plant and equipment                                                       2,984,234       2,943,599
   Less: Accumulated provision for depreciation and amortization                       1,064,184       1,002,041
                                                                                      ----------      ----------
      Property, plant and equipment, net                                               1,920,050       1,941,558
                                                                                      ----------      ----------
Investments and other assets:
   Investment in unconsolidated affiliates                                               287,680         273,202
   Goodwill                                                                              152,782         152,782
   Derivative financial instruments                                                          335           2,555
   Regulatory assets                                                                      13,370          12,308
   Other                                                                                  13,518          14,998
                                                                                      ----------      ----------
      Total investments and other assets                                                 467,685         455,845
                                                                                      ----------      ----------
         Total assets                                                                 $2,506,257      $2,514,690
                                                                                      ==========      ==========

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                                               $    2,869      $    5,126
   Accounts payable                                                                       40,991          36,997
   Accrued taxes other than income                                                        33,865          32,563
   Accrued interest                                                                       22,037          16,530
   Derivative financial instruments                                                       15,760              --
                                                                                      ----------      ----------
      Total current liabilities                                                          115,522          91,216
                                                                                      ----------      ----------
Long-term debt, net of current maturities                                              1,328,938       1,325,232
                                                                                      ----------      ----------
Minority interests in partners' equity                                                   280,705         290,142
                                                                                      ----------      ----------
Reserves and deferred credits:
   Deferred income taxes                                                                   9,466           7,186
   Derivative financial instruments                                                        1,381             840
   Regulatory liabilities                                                                  2,501           2,232
   Other                                                                                   8,079           8,508
                                                                                      ----------      ----------
      Total reserves and deferred credits                                                 21,427          18,766
                                                                                      ----------      ----------
Commitments and contingencies (Note 6)

Partners' equity:
   General partners                                                                       15,431          15,603
   Common units: 46,397,214 units issued and outstanding at September
      30, 2005, and December 31, 2004                                                    756,123         764,550
   Accumulated other comprehensive income                                                (11,889)          9,181
                                                                                      ----------      ----------
      Total partners' equity                                                             759,665         789,334
                                                                                      ----------      ----------
         Total liabilities and partners' equity                                       $2,506,257      $2,514,690
                                                                                      ==========      ==========

                                  The accompanying notes are an integral part of
                                     these consolidated financial statements.


NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                 2005        2004
                                                              ---------   ---------
                                                                  (In thousands)
CASH FLOW FROM OPERATING ACTIVITIES
Net income to partners                                        $ 111,119   $ 104,592
                                                              ---------   ---------
Adjustments to reconcile net income to partners to net cash
   provided by operating activities:
   Depreciation and amortization                                 63,302      64,753
   Minority interests in net income                              34,671      36,190
   Reserves and deferred credits                                   (426)     (1,755)
   Equity earnings in unconsolidated affiliates                 (19,276)    (13,879)
   Distributions received from unconsolidated affiliates         12,087       9,155
   Changes in components of working capital                       5,578       2,522
   Other                                                         (4,418)     (9,616)
                                                              ---------   ---------
      Total adjustments                                          91,518      87,370
                                                              ---------   ---------
   Net cash provided by operating activities                    202,637     191,962
                                                              ---------   ---------

CASH FLOW FROM INVESTING ACTIVITIES
Sale of gathering and processing assets                              --       1,655
Investment in unconsolidated affiliates                          (6,884)         --
Capital expenditures for property, plant and equipment          (39,526)    (17,933)
                                                              ---------   ---------
   Net cash used in investing activities                        (46,410)    (16,278)
                                                              ---------   ---------

CASH FLOW FROM FINANCING ACTIVITIES
Cash distributions:
   General and limited partners                                (119,718)   (119,718)
   Minority interests                                           (43,775)    (46,799)
Equity contributions from minority interests                         --      39,000
Issuance of long-term debt                                      114,000     100,000
Long-term debt financing costs                                   (1,382)         --
Retirement of long-term debt                                   (104,973)   (143,783)
Payments upon termination of derivatives                         (2,785)         --
                                                              ---------   ---------
   Net cash used in financing activities                       (158,633)   (171,300)
                                                              ---------   ---------
Net change in cash and cash equivalents                          (2,406)      4,384
Cash and cash equivalents at beginning of period                 33,980      35,895
                                                              ---------   ---------
Cash and cash equivalents at end of period                    $  31,574   $  40,279
                                                              =========   =========

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amount capitalized             $  64,615   $  53,323
                                                              =========   =========

Changes in components of working capital:
   Accounts receivable                                        $  (3,938)  $  (4,260)
   Materials and supplies, prepaid expenses and other            (1,698)        975
   Accounts payable                                               4,405       2,220
   Accrued taxes other than income                                1,303      (1,346)
   Accrued interest                                               5,506       4,933
                                                              ---------   ---------
      Total                                                   $   5,578   $   2,522
                                                              =========   =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
(UNAUDITED)

                                                                       ACCUMULATED
                                                                          OTHER
                                             GENERAL                  COMPREHENSIVE   TOTAL PARTNERS'
                                            PARTNERS   COMMON UNITS       INCOME           EQUITY
                                            --------   ------------   -------------   ---------------
                                                                  (In thousands)
Balance at December 31, 2004                $15,603     $ 764,550       $  9,181         $ 789,334
   Net income to partners                     8,192       102,927             --           111,119
   Changes associated with current period
      hedging transactions                       --            --        (20,789)          (20,789)
   Changes associated with current period
      foreign currency translation               --            --           (281)             (281)
   Distribution to partners                  (8,364)     (111,354)            --          (119,718)
                                            -------     ---------       --------         ---------
Balance at September 30, 2005               $15,431     $ 756,123       $(11,889)        $ 759,665
                                            =======     =========       ========         =========

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

We prepared the consolidated financial statements included herein without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) are condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2004.

The preparation of financial statements in conformity with U.S. GAAP requires management to make assumptions and use estimates that affect the reported amount of the assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities during the reporting period. Actual results could differ from these estimates if the underlying assumptions are incorrect.

Certain reclassifications were made to the 2004 financial statements to conform to the current year presentation.

We own a 70% general partner interest in Northern Border Pipeline Company. Our wholly-owned subsidiaries are: Crestone Energy Ventures, L.L.C.; Bear Paw Energy, LLC; Border Midstream Services, Ltd.; Midwestern Gas Transmission Company; Viking Gas Transmission Company; and Black Mesa Pipeline, Inc. We also own a 49% common membership interest in Bighorn Gas Gathering, L.L.C.; a 37% interest in Fort Union Gas Gathering, L.L.C.; a 35% interest in Lost Creek Gathering, L.L.C.; and a 33-1/3% interest in Guardian Pipeline, L.L.C.

In July 2005, we negotiated a settlement agreement with our partner in Bighorn Gas Gathering related to provisions of the joint venture agreement that provided for cash flow incentives based on well connections to the gathering system. These incentives were provided to us through our ownership of preferred A shares in Bighorn Gas Gathering. In August 2005, as a result of the settlement, we recognized $5.4 million of equity earnings through our ownership of the preferred A shares due to us for 2004 and 2005. The settlement agreement cancelled and effectively redeemed Bighorn Gas Gathering's outstanding preferred A and B shares and eliminated future incentives and its capital accounts were adjusted accordingly. The preferred B shares were held by our partner in Bighorn Gas Gathering.

In August 2005, Crestone Energy Ventures acquired, for $5.1 million, an additional 3.7% interest in Fort Union Gas Gathering, L.L.C. bringing its total interest to 37%.

2.   CREDIT FACILITIES

The Partnership and Northern Border Pipeline entered into revolving credit facilities, which are to be used for capital expenditures, acquisitions, general business purposes and refinancing existing indebtedness. Northern Border Pipeline entered into a $175 million five-year credit agreement (2005 Pipeline Credit Agreement) with certain financial institutions in May 2005. We entered into a $500 million five-year credit agreement (2005 Partnership Credit Agreement) with certain financial institutions in May 2005. Both of the revolving credit facilities permit the Partnership and Northern Border Pipeline to choose the lender's base rate or the London Interbank Offered Rate (LIBOR) plus a spread that is based on each of our long-term unsecured debt ratings as the interest rate on our outstanding borrowings, specify the portion of the borrowings to be covered by specific interest rate options and to specify the interest rate period. Both the Partnership and Northern Border Pipeline are required to pay a fee on the principal commitment amounts. As of September 30, 2005, there was $204 million outstanding under the 2005 Partnership Credit Agreement and no amounts outstanding under the 2005 Pipeline Credit Agreement.

Each of the 2005 Partnership and Pipeline Credit Agreements require the Partnership and Northern Border Pipeline to comply with certain financial, operational and legal covenants. The agreements require, among other things, that the Partnership and Northern Border Pipeline maintain ratios of EBITDA (net income plus minority interests in net income, interest expense, income taxes and depreciation and amortization) to interest expense of greater than 3 to 1. The agreements also require the maintenance of ratios of indebtedness to adjusted EBITDA (EBITDA adjusted for pro forma operating results of acquisitions made during the year) of no more than 4.75 to 1 for the Partnership and 4.50 to 1 for Northern Border Pipeline. Pursuant to the credit agreements, if one or more acquisitions are consummated in which the aggregate purchase price is $25 million or more, the allowable ratios of indebtedness to adjusted EBITDA is increased to 5.25 to 1 for the Partnership and 5 to 1 for Northern Border Pipeline for two calendar quarters following the acquisition. Upon any breach of these covenants, amounts outstanding under the 2005 Partnership and Pipeline Credit Agreements may become due and payable immediately. As of September 30, 2005, the Partnership and Northern Border Pipeline were in compliance with these covenants.

3.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We utilize financial instruments to reduce our market risk exposure to interest rate and commodity price fluctuations and achieve a more predictable cash flow. We follow established policies and procedures to assess risk and approve, monitor and report our financial instrument activities. We do not use these instruments for trading purposes.

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

We record in accumulated other comprehensive income amounts related to terminated interest rate swap agreements for cash flow hedges and amortize these amounts to interest expense over the term of the hedged debt. During the three and nine months ended September 30, 2005, we amortized approximately $0.5 million and $1.5 million, respectively, related to the terminated interest rate swap agreements as a reduction to interest expense from accumulated other comprehensive income. We expect to amortize approximately $0.5 million in the fourth quarter of 2005.

Our outstanding interest rate swap agreements with notional amounts totaling $150 million expire in March 2011. Under these agreements, we make payments to counterparties at variable rates based on the London Interbank Offered Rate and receive payments based on a 7.10% fixed rate. As of September 30, 2005, the average effective interest rate on our interest rate swap agreements was 6.56%. Our interest rate swap agreements are designated as fair value hedges as they hedge the fluctuations in the market value of the senior notes issued by us in 2001. As of September 30, 2005, the accompanying consolidated balance sheet reflects long-term derivative financial assets of $0.3 million and long-term derivative financial liabilities of $1.4 million with a decrease in long-term debt related to our fair value hedges.

We record in long-term debt amounts received or paid related to terminated or amended interest rate swap agreements for fair value hedges and amortize these amounts to interest expense over the remaining life of the interest rate swap agreement. During the three and nine months ended September 30, 2005, we amortized approximately $1.3 million and $3.9 million, respectively, as a reduction to interest expense and expect to amortize approximately $1.3 million in the fourth quarter of 2005.

Bear Paw Energy periodically enters into commodity derivative contracts and fixed-price physical contracts. Bear Paw Energy primarily utilizes price swaps, which are designated as cash flow hedges, to hedge its exposure to natural gas and natural gas liquids price volatility. During the three and nine months ended September 30, 2005, Bear Paw Energy recognized losses of $1.8 million and $0.5 million, respectively, from the settlement of derivative contracts. As of September 30, 2005, the consolidated balance sheet reflected an unrealized loss of approximately $15.8 million in current derivative financial instrument liabilities with a corresponding offset to accumulated other comprehensive income. If prices remain at current levels, Bear Paw Energy expects to reclassify approximately $5.8 million from accumulated other comprehensive income as a decrease to operating revenue in the fourth quarter of 2005. However, this decrease would be offset with increased operating revenue due to the higher prices assumed.

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

BUSINESS SEGMENT DATA

                                                      NATURAL GAS
                                         INTERSTATE    GATHERING
                                        NATURAL GAS       AND       COAL SLURRY
THREE MONTHS ENDED SEPTEMBER 30, 2005     PIPELINE     PROCESSING     PIPELINE    OTHER (A)     TOTAL
-------------------------------------   -----------   -----------   -----------   ---------   --------
                                                                (In thousands)
Revenue from external customers           $103,190      $ 73,508      $ 6,325      $    --    $183,023
Operating income (loss)                     61,147        12,241        2,548       (1,088)     74,848
EBITDA                                      79,623        26,118        2,021         (910)    106,852

THREE MONTHS ENDED SEPTEMBER 30, 2004
-------------------------------------
Revenue from external customers           $ 95,007      $ 46,807      $ 5,541      $    --    $147,355
Operating income (loss)                     53,532        10,779        1,063       (3,281)     62,093
EBITDA                                      70,488        18,042        1,941       (2,339)     88,132

NINE MONTHS ENDED SEPTEMBER 30, 2005
-------------------------------------
Revenue from external customers           $282,376      $192,120      $18,323      $    --    $492,819
Operating income (loss)                    160,700        32,584        4,726       (6,160)    191,850
EBITDA                                     213,680        62,957        6,101       (4,729)    278,009

NINE MONTHS ENDED SEPTEMBER 30, 2004
-------------------------------------
Revenue from external customers           $287,150      $130,133      $16,321      $    --    $433,604
Operating income (loss)                    168,773        19,940        2,779       (7,043)    184,449
EBITDA                                     220,357        44,131        5,799       (3,793)    266,494

(a)  Includes other items not allocable to segments.

TOTAL ASSETS BY SEGMENT

                                       SEPTEMBER 30,   DECEMBER 31,
                                            2005           2004
                                       -------------   ------------
                                              (In thousands)
Interstate natural gas pipeline          $1,877,620     $1,904,689
Natural gas gathering and processing        590,751        570,101
Coal slurry pipeline                         16,734         18,268
Other (a)                                    21,152         21,632
                                         ----------     ----------
   Total assets                          $2,506,257     $2,514,690
                                         ==========     ==========

(a)  Includes other items not allocable to segments.

We evaluate performance based on EBITDA (earnings before interest, taxes, depreciation and amortization and allowance for equity funds used during construction (AFUDC)). Management uses EBITDA to compare the financial performance of our segments and to internally manage those business segments. Management believes that EBITDA provides useful information to investors as a measure of comparability to peer companies. EBITDA should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with U.S. GAAP. EBITDA calculations may vary from company to company; therefore our computation of EBITDA may not be comparable to a similarly titled measure of another company.

RECONCILIATION OF NET INCOME(LOSS) TO EBITDA

                                                      NATURAL GAS
                                         INTERSTATE    GATHERING
                                        NATURAL GAS       AND       COAL SLURRY
THREE MONTHS ENDED SEPTEMBER 30, 2005     PIPELINE     PROCESSING     PIPELINE    OTHER (A)     TOTAL
-------------------------------------   -----------   -----------   -----------   ---------   --------
                                                                (In thousands)
Net income (loss)                        $ 36,703       $22,116       $1,741      $(12,200)   $ 48,360
Minority interest                          13,853            --           --            --      13,853
Interest expense, net                      11,275           115           --        10,706      22,096
Depreciation and amortization              16,844         3,879         (520)           76      20,279
Income tax                                  1,081             8          800           508       2,397
AFUDC                                        (133)           --           --            --        (133)
                                         --------       -------       ------      --------    --------
EBITDA                                   $ 79,623       $26,118       $2,021      $   (910)   $106,852
                                         ========       =======       ======      ========    ========

THREE MONTHS ENDED SEPTEMBER 30, 2004
-------------------------------------
Net income (loss)                        $ 30,639       $14,219       $  900      $(11,046)   $ 34,712
Minority interest                          11,274            --           --            --      11,274
Interest expense, net                      10,688            85           --         8,490      19,263
Depreciation and amortization              16,826         3,731          858           119      21,534
Income tax                                  1,088             7          183            98       1,376
AFUDC                                         (27)           --           --            --         (27)
                                         --------       -------       ------      --------    --------
EBITDA                                   $ 70,488       $18,042       $1,941      $ (2,339)   $ 88,132
                                         ========       =======       ======      ========    ========

NINE MONTHS ENDED SEPTEMBER 30, 2005
------------------------------------
Net income (loss)                        $ 92,900       $50,916       $3,595      $(36,292)   $111,119
Minority interest                          34,671            --           --            --      34,671
Interest expense, net                      33,707           209           --        30,718      64,634
Depreciation and amortization              50,011        11,815        1,400            76      63,302
Income tax                                  2,660            17        1,106           769       4,552
AFUDC                                        (269)           --           --            --        (269)
                                         --------       -------       ------      --------    --------
EBITDA                                   $213,680       $62,957       $6,101      $ (4,729)   $278,009
                                         ========       =======       ======      ========    ========

NINE MONTHS ENDED SEPTEMBER 30, 2004
------------------------------------
Net income (loss)                        $ 98,084       $32,694       $2,439      $(28,625)   $104,592
Minority interest                          36,190            --           --            --      36,190
Interest expense, net                      32,132           299           11        23,923      56,365
Depreciation and amortization              50,310        11,118        2,994           331      64,753
Income tax                                  3,725            20          355           578       4,678
AFUDC                                         (84)           --           --            --         (84)
                                         --------       -------       ------      --------    --------
EBITDA                                   $220,357       $44,131       $5,799      $ (3,793)   $266,494
                                         ========       =======       ======      ========    ========

(a)  Includes other items not allocable to segments.

5.   NET INCOME PER UNIT

Net income per unit is computed by dividing net income, after deduction of the general partners' allocation, by the weighted average number of outstanding common units. The general partners' allocation is equal to an amount based upon their collective 2% general partner interest adjusted for incentive distributions. The distribution to partners amount shown on the accompanying consolidated statement of changes in partners' equity included incentive distributions to the general partners of approximately $6.0 million.

On October 20, 2005, the Partnership declared a cash distribution of $0.80 per unit ($3.20 per unit on an annualized basis) for the third quarter ended September 30, 2005. The distribution is payable on November 14, 2005, to unitholders of record on October 31, 2005.

6.   COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

Various legal actions that have arisen in the ordinary course of business are pending. We believe that the resolution of these issues will not have a material adverse impact on our results of operations or financial position.

ENVIRONMENTAL LIABILITIES

We are subject to federal, state and local environmental laws and regulations. Also, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies could result in substantial costs and liabilities to us.

Dunavan Superfund Site - On July 25, 2005, the United States Environmental Protection Agency (U.S. EPA) notified Midwestern Gas Transmission Company, our wholly-owned subsidiary, and several other non-affiliated parties, of possible liability pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and requested information related to the Dunavan Oil Site located in Oakwood, Illinois. Currently, the U.S. EPA has classified Midwestern Gas Transmission as a de minimis party. Because of the number of potentially responsible parties involved, cost sharing arrangements with other potentially responsible parties and the difficulty in determining remediation costs, it is difficult to determine the liability for remediation. We do not believe costs related to resolving this matter will have a material impact on our results of operations or financial position.

7.   SALE OF BANKRUPTCY CLAIMS

In June 2005, we executed term sheets with a third party for the sale of our bankruptcy claims for contracts and associated guarantees held against Enron Corp. and Enron North America Corp. Proceeds from the sale of the claims are expected to be $14.6 million, of which $14.0 million have been received. In 2004, we adjusted our allowance for doubtful accounts to reflect an estimated recovery of $3.4 million ($3.0 million, net to the Partnership) for the claims. In the second quarter of 2005, we made an adjustment to our allowance for doubtful accounts of $1.8 million ($1.6 million, net to the Partnership) to reflect the agreements for the sale. In the third quarter of 2005, Northern Border Pipeline recognized revenue of $9.4 million ($6.6 million, net to the Partnership) as a result of the sale.

8.   ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, "Share-Based Payment" (Statement 123R) which requires companies to expense the fair value of share-based payments and includes changes related to the expense calculation for share-based payments. We are currently assessing the impact of adopting Statement 123R but do not expect its adoption to have a material impact on our results of operations or financial position.

In March 2005, the FASB issued Interpretation (FIN) 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement
(SFAS) No. 143." The statement clarifies the term "conditional asset retirement obligation," as used in SFAS No. 143, and the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The effective date of this interpretation is no later than the end of the fiscal year ending after December 15, 2005. The effect of adopting FIN 47 is not expected to be material to our results of operations or financial position.

In June 2005, the Federal Energy Regulatory Commission (FERC) issued guidance describing how FERC-regulated companies should account for costs associated with implementing the pipeline integrity management requirements of the U.S. Department of Transportation's Office of Pipeline Safety. Under the guidance, costs to 1) prepare a plan to implement the program, 2) identify high consequence areas, 3) develop and maintain a record keeping system and 4) inspect, test and report on the condition of affected pipeline segments to determine the need for repairs or replacements, are required to be expensed. Costs of modifying pipelines to permit in-line inspections, certain costs associated with developing or enhancing computer software and costs associated with remedial and mitigation actions to correct an identified condition can be capitalized. The guidance is effective January 1, 2006, to be applied prospectively. The effect of adopting this order is not expected to be material to our results of operations or financial position.

9.   BLACK MESA PIPELINE

We expect Black Mesa Pipeline to be temporarily shut down upon expiration of our coal slurry transportation contract on December 31, 2005. The Mohave Generating Station co-owners, the Hopi Tribe, the Navajo Nation, Peabody Western Coal Company and other interested parties continue to negotiate water and coal supply issues. Black Mesa is working to resolve coal slurry transportation issues so that operations may resume in the future. If there are successful resolutions of all of these issues and the project receives a favorable Environmental Impact Statement, we believe our coal slurry pipeline will be modified and reconstructed in late 2008 and 2009. We anticipate that the capital expenditures for the Black Mesa refurbishment project will be in the range of $175 million to $200 million, which will be supported by revenue from a new transportation contract. We expect to incur temporary shut down and stand by costs of approximately $2 million in the fourth quarter of 2005 and approximately $4 million to $6 million in 2006. If these issues are not resolved and the Mohave Generating Station is permanently closed, we expect to incur pipeline removal and remediation costs of approximately $2 million to $4 million, net of salvage, and to take a non-cash impairment charge of approximately $12 million related to goodwill and the remaining undepreciated cost of the pipeline. The costs associated with permanent shut down are pre-tax and do not consider tax implications. Depending on how negotiations progress and in accordance with accounting rules, an impairment charge may be required prior to final resolution of the issuee concerning Mohave Generating Station even though the project may ultimately proceed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes to consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q.

References to "we," "us," "our" or the "Partnership" collectively refer to Northern Border Partners, L.P., our subsidiary, Northern Border Intermediate Limited Partnership and its subsidiaries.

EXECUTIVE SUMMARY

OVERVIEW

Northern Border Partners, L.P. is a publicly-traded Delaware limited partnership listed on the New York Stock Exchange under the trading symbol NBP. Formed in 1993, our purpose is to acquire, own and manage pipeline and other midstream energy assets. We are a leading transporter of natural gas imported from Canada into the United States.

We conduct our operations through three business segments. Our business segments and the proportionate share of identifiable assets as of September 30, 2005, are:

     - the interstate natural gas pipeline segment, which provides natural gas transportation services and accounts for 75% of our identifiable assets;

     - the natural gas gathering and processing segment, which gathers, treats, processes and compresses natural gas as well as fractionates natural gas liquids and accounts for 24% of our identifiable assets; and

     - the coal slurry pipeline segment, which transports crushed coal suspended in water and accounts for 1% of our identifiable assets.

RECENT DEVELOPMENTS

Bankruptcy Claims - In June 2005, Northern Border Pipeline, Crestone Gathering Services, a wholly-owned subsidiary of Crestone Energy Ventures, and Bear Paw Energy executed term sheets with a third party for the sale of their bankruptcy claims held against Enron Corp. and Enron North America Corp. Proceeds from the sale of the claims are expected to be $14.6 million, of which $14.0 million have been received. In the third quarter of 2005, Northern Border Pipeline recognized revenue of $9.4 million ($6.6 million, net to the Partnership) as a result of the sale.

Bighorn Gas Gathering Preferred A Settlement - In July 2005, we negotiated a settlement agreement with our partner in Bighorn Gas Gathering related to provisions of the joint venture agreement that provided for cash flow incentives based on well connections to the gathering system. These incentives were provided to us through our ownership of preferred A shares in Bighorn Gas Gathering. In August 2005, as a result of the settlement, we recognized $5.4 million of equity earnings through our ownership of the preferred A shares due to us for 2004 and 2005. The settlement agreement cancelled and effectively redeemed Bighorn Gas Gathering's outstanding preferred A and B shares and eliminated future incentives and its capital accounts were adjusted accordingly. The preferred B shares were held by our partner in Bighorn Gas Gathering.

Interest in Fort Union Gas Gathering - In August 2005, Crestone Energy Ventures acquired, for $5.1 million, an additional 3.7% interest in Fort Union Gas Gathering bringing its total interest to 37%.

Northern Border Pipeline Chicago III Expansion Project - In September 2005, Northern Border Pipeline accepted the Federal Energy Regulatory Commission's
(FERC) certificate of public convenience and necessity for the Chicago III Expansion Project. This project will add 130 million cubic feet per day (MMcf/d) of transportation capacity from Harper, Iowa to Chicago, Illinois and is fully subscribed by four shippers under long-term firm service transportation agreements with terms ranging from five and one-half to ten years. Construction is estimated to cost approximately $21 million and the target in-service date is April 2006.

Midwestern Gas Transmission Eastern Extension Project - In October 2005, the FERC issued its Environmental Assessment concluding that the approval of the Eastern Extension Project, with appropriate mitigating measures, would not constitute a major federal action significantly affecting the quality of the environment. Midwestern Gas

Transmission anticipates the issuance of a certificate of public convenience and necessity by the FERC for the Eastern Extension Project during the fourth quarter of 2005. The Eastern Extension Project will add 31 miles of pipeline with 120,000 dekatherms per day of transportation capacity from Portland, Tennessee to planned interconnections with Columbia Gulf Transmission Company and East Tennessee Pipeline Company. The project is anticipated to cost approximately $28 million. The target in-service date is November 2006.

Northern Border Pipeline Contracting - For the third quarter of 2005, all of the summer design transportation capacity on Northern Border Pipeline's Port of Morgan, Montana to Ventura, Iowa portion of the pipeline was sold. For October 2005, 63 MMcf/d of summer design transportation capacity was not sold. As of October 31, 2005, 88 MMcf/d of summer design capacity remained available for contracting for November and December 2005.

Guardian Pipeline Revenue and Cost Study - In October 2005, Guardian Pipeline filed a revenue and cost study as well as a settlement agreement to re-establish the rates initially approved by the FERC. Guardian Pipeline expects to have an order regarding the settlement early in 2006.

Northern Border Pipeline Rate Case - On November 1, 2005, as required by the provisions of the settlement of its last rate case, Northern Border Pipeline filed a rate case with the FERC. The rate case filing proposes an increase to Northern Border Pipeline's rates; a change to its rate design approach with a supply zone and market area utilizing a fixed rate per dekatherm and a dekatherm-mile rate, respectively; a compressor usage surcharge primarily to recover costs related to powering electric compressors; and the implementation of a short-term, firm-service rate structure on a prospective basis. Northern Border Pipeline has proposed an increase in overall revenue of 7.8%. The filing also incorporates an overall cost of capital of 10.56% base on a rate of return on equity of 14.20%, an increase in the depreciation rate for transmission plant from 2.25% to 2.84%, the institution of a negative salvage rate of 0.59% and a decrease in the billing determinants. Also included in the filing is the continuation of the inclusion of income taxes in the calculation of the rates.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" and Interpretation 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143." In addition, the FERC issued guidance related to accounting for pipeline integrity costs. We do not expect the adoption of these pronouncements to be material to our results of operations or financial position. For more information about these recent accounting pronouncements, please refer to Note 8 of the Notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in accordance with U.S. generally accepted accounting principles requires us to make assumptions and use estimates that affect the reported amount of the assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities during the reporting period. Actual results could differ from these estimates if the underlying assumptions are incorrect. Any effects on our financial position or results of operations resulting from revisions to these estimates are recorded in the period during which the facts that gave rise to the revision become known. Key estimates used by management include:

     - the economic useful life of our assets used to determine depreciation and amortization;

     -    the fair value used to determine possible asset impairment charges;

     -    the fair value used to record derivative assets and liabilities;

     -    the fair value of assets acquired; and

     -    the amount of expense accruals.

There have been no significant changes in our critical accounting policies since December 31, 2004. For more information about these policies, please refer to
Note 2 of the Notes to Consolidated Financial Statements - Summary of Significant Accounting Policies in our annual report on Form 10-K for the year ended December 31, 2004. Our most significant accounting policies are:

REGULATORY ASSETS AND LIABILITIES

The interstate natural gas pipeline segment's accounting policies conform to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, certain assets that result from the ratemaking process are reflected on the balance sheet as regulatory assets. We consider factors such as regulatory changes and the impact of competition to determine the probability of future recovery of these assets. If we determine future recovery is no longer probable, we would be required to write off the regulatory asset at that time. As of September 30, 2005, the interstate natural gas pipeline segment reflected regulatory assets of $13.4 million that we expect to recover from our customers over varying time periods up to 44 years.

Our regulatory liabilities are related to the incremental costs of removal upon retirement of an asset and represent revenue collected for asset removal costs that we expect to incur in the future. These are costs incurred in the normal course of business and are not related to asset retirement obligations. As of September 30, 2005, the interstate natural gas pipeline segment reflected regulatory liabilities of $2.5 million.

ESTIMATED USEFUL LIVES OF PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION METHODS

Our long-lived assets are recorded at original cost. We estimate the economic useful lives of our assets based on historical experience and make adjustments when changes in planned use, technological advances or other factors show that a different life is more appropriate. The depreciation rates for our regulated interstate natural gas pipelines are determined by the FERC's ratemaking process. Revisions to the estimated economic useful lives of our assets would impact our depreciation and amortization expense in future periods.

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

GOODWILL

We account for goodwill according to SFAS No. 142, "Goodwill and Other Intangible Assets." We have selected the fourth quarter to perform our annual testing for goodwill impairment.

DERIVATIVE INSTRUMENTS

We use derivative instruments to mitigate commodity price exposure from our natural gas gathering and processing segment and interest rate risk related to our financing activities. We record our derivatives at fair value in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The fair value of a derivative instrument is determined by the present value of its future cash flows based on market prices from third party sources. The accounting treatment for changes in a derivative's fair value depends on whether it is designated and qualifies as part of a hedge relationship. If specific hedge criteria are met, the derivative's gains and losses may offset the hedged item's related results in the income statement. As of September 30, 2005, the consolidated balance sheet included assets from derivative financial instruments of $0.3 million and liabilities from derivative financial instruments of $17.1 million.

REVENUE RECOGNITION

We recognize interstate natural gas pipeline segment revenue according to each transportation contract for transportation service that is provided to our customers. Customers with firm service transportation agreements pay a reservation fee for capacity on our pipelines known as a demand charge regardless if the shipper actually utilizes its reserved capacity. Firm service transportation customers also pay a fee based on the volume of natural gas transported. Customers with interruptible service transportation agreements may utilize available capacity on our pipelines; however, service is subject to interruption if capacity is required for customers with firm transportation agreements. Interruptible service customers are assessed a fee based only on the volume of natural gas transported.

We recognize natural gas gathering and processing segment operating revenue when gas is processed in or transported through our facilities. Cash payments received from producers prior to providing gathering services are deferred and recognized as revenue based on the depletion of the natural gas reserves associated with the gathering system.

Coal slurry pipeline segment revenue is recognized based on contracted demand payments, actual tons of coal transported and direct reimbursement of certain other expenses.

RESULTS OF OPERATIONS

SELECTED FINANCIAL AND OPERATING RESULTS

The following table summarizes financial and operating results by segment for the three and nine months ended September 30, 2005, and 2004:

                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                -------------------   -------------------
                                                  2005       2004       2005       2004
                                                --------   --------   --------   --------
                                                  (In thousands, except operating data)
Operating revenue:
   Interstate natural gas pipeline              $103,190   $ 95,007   $282,376   $287,150
   Natural gas gathering and processing           73,508     46,807    192,120    130,133
   Coal slurry pipeline                            6,325      5,541     18,323     16,321
                                                --------   --------   --------   --------
      Total operating revenue                    183,023    147,355    492,819    433,604
                                                --------   --------   --------   --------
Operating income (loss):
   Interstate natural gas pipeline                61,147     53,532    160,700    168,773
   Natural gas gathering and processing           12,241     10,779     32,584     19,940
   Coal slurry pipeline                            2,548      1,063      4,726      2,779
   Other                                          (1,088)    (3,281)    (6,160)    (7,043)
                                                --------   --------   --------   --------
      Total operating income                      74,848     62,093    191,850    184,449
                                                --------   --------   --------   --------
Income (loss) from continuing operations:
   Interstate natural gas pipeline                36,703     30,639     92,900     98,084
   Natural gas gathering and processing           22,116     14,219     50,916     32,694
   Coal slurry pipeline                            1,741        900      3,595      2,439
   Other                                         (11,722)   (11,358)   (36,562)   (30,093)
                                                --------   --------   --------   --------
      Total income from continuing operations     48,838     34,400    110,849    103,124
                                                --------   --------   --------   --------
Discontinued operations, net of tax                 (478)       312        270      1,468
                                                --------   --------   --------   --------
Net income                                      $ 48,360   $ 34,712   $111,119   $104,592
                                                ========   ========   ========   ========
Operating data by segment (1):
   Interstate natural gas pipeline:
      MMcf delivered                             293,079    271,929    859,943    847,505
      MMcf/d average throughput                    3,264      3,029      3,216      3,167
   Natural gas gathering and processing:
      MMcf/d gathered                              1,037      1,041      1,032      1,013
      MMcf/d processed                                67         56         64         54
   Coal slurry pipeline:
      Thousands of tons shipped                    1,150      1,217      3,534      3,346

(1) Operating data includes 100% of the volumes for joint venture investments as well as for wholly-owned subsidiaries.

CONSOLIDATED OPERATING RESULTS

Income from continuing operations was $48.8 million or $0.99 per unit for the third quarter ended September 30, 2005, an increase of $14.4 million, or 42%, compared with $34.4 million or $0.68 per unit for the same quarter last year. The increase was primarily due to revenue from the sale of Northern Border Pipeline's bankruptcy claims held against Enron and Enron North America, increased revenue from our gathering and processing segment as a result of increased commodity prices and volumes processed and recognition of our Bighorn preferred A settlement.

For the nine months ended September 30, 2005, income from continuing operations was $110.8 million or $2.21 per unit, an increase of $7.7 million, or 7%, compared with $103.1 million or $2.05 per unit for the same period last year. The increase was primarily due to the recognition of several non-recurring income items during the 2005 period and improved gathering and processing segment results offset by the revenue impact of Northern Border Pipeline's uncontracted and discounted capacity and increased interest expense primarily related to higher average interest rates.

INTERSTATE NATURAL GAS PIPELINE SEGMENT

OVERVIEW

The interstate natural gas pipeline segment transports natural gas for its customers and is made up of the following subsidiaries:

     -    a 70% general partnership interest in Northern Border Pipeline
          Company;

     -    Midwestern Gas Transmission Company; and

     - Viking Gas Transmission Company, which includes a 33-1/3% interest in Guardian Pipeline, L.L.C.

Operating revenue is derived from transportation contracts under tariffs that are regulated by the FERC. The tariffs specify the maximum rates we can charge our customers for natural gas transportation service on our pipelines, which are established in FERC proceedings known as rate cases. During a rate case, a determination is reached by the FERC, either through a hearing or a settlement, on maximum rates that include the recovery of our prudent cost-based investment and operating expenses and a reasonable return for our investors.

Our firm service transportation customers pay a fee to reserve capacity on our pipelines regardless of how much natural gas they actually transport as well as a fee based on the volume of natural gas transported. Our interruptible service transportation customers pay a fee based only on the volume of natural gas transported.

For the nine months ended September 30, 2005, Northern Border Pipeline accounted for 86% of our interstate natural gas pipeline segment revenue, Midwestern Gas Transmission accounted for 6% and Viking Gas Transmission accounted for 8%.

MARKET CONDITIONS

As of December 31, 2004, approximately 88% of the natural gas Northern Border Pipeline transported was produced in the Western Canada Sedimentary Basin. Viking Gas Transmission's source of natural gas is also from the Western Canada Sedimentary Basin. As a result, the continuous supply of Canadian natural gas is crucial to our long-term financial condition. Of equal importance is the demand for natural gas in the Midwestern United States markets that we serve, including in the Chicago market area which is served directly by Northern Border Pipeline and Midwestern Gas Transmission.

Some of the significant factors that may impact our customers' desire to move natural gas on our interstate natural gas pipelines include:

     - the amount of Canadian natural gas available for export, which is impacted by Canadian supply and demand;

     -    the ability to transport Canadian gas on other pipelines;

     - the amount of storage capacity for Canadian gas and demand for storage injection;

     - the availability of natural gas from other supply sources that could be transported to the Midwestern United States;

     - the demand for natural gas in other markets, which may affect the supply in the Midwestern United States, primarily as a result of temperature and/or hydro-electric generation levels; and

     - the natural gas market price spread between Alberta, Canada and the Midwestern United States.

For more information about market conditions that may impact supply and demand for natural gas, please read "Business - Demand for Interstate Pipeline Transportation Capacity" in our annual report on Form 10-K for the year ended December 31, 2004.

KNOWN TRENDS AND UNCERTAINTIES

Canadian Supply - We believe that Canadian natural gas supply will remain fairly stable and import levels will be flat during the remainder of 2005.

Natural Gas Storage Levels - Natural gas storage is necessary to balance supply and demand, especially as demand shifts from steady load industrial users to temperature-sensitive residential, commercial and electric generation users as a result of increasing natural gas prices. Industrial users may utilize more economical energy sources when the price of natural gas surpasses the price of alternatives.

During the second quarter of 2005, increased storage injection activity of Canadian natural gas negatively impacted demand for Northern Border Pipeline's transportation capacity. As storage levels approached full capacity during the third quarter of 2005, demand for the pipeline's transportation capacity increased. Additional Canadian storage projects expected to be in service in 2006 and the anticipated natural gas price differential during the upcoming April and May shoulder months compared with the 2006-07 winter heating season are expected to impact Northern Border Pipeline's revenue again in 2006. The impact of shippers utilizing Canadian storage may reduce demand for Northern Border Pipeline's capacity during the spring and early summer months and increase demand during the winter months.

Seasonality - Winter season is considered to be during the months of November to March and summer season is considered to be during the remaining months. Peak summer season for electric generation includes July, August and September.

Weather conditions throughout the United States can significantly impact regional natural gas supply and demand. The Western United States market is sensitive to precipitation levels which impact hydro-electric generation. During the summer, high temperatures combined with low hydro-electric generation levels may increase demand for Canadian natural gas. In the Midwestern United States, the current pipeline infrastructure is designed to meet winter heating demand loads. When demand declines as a result of moderate temperatures, excess pipeline capacity may stimulate greater competition from other supply sources.

To the extent that our transportation capacity is contracted under firm service transportation agreements, a significant portion of our revenue, which is generated from demand charges, will not be impacted by seasonal throughput variations. However, when transportation agreements expire, seasonal demand may impact our ability to recontract the interstate natural gas pipeline's firm service transportation capacity. Accordingly, we believe that throughput on our interstate natural gas pipelines may experience seasonal fluctuations and some discounting may be required at times to maximize revenue.

Competition - New supply from the Rockies via Cheyenne Plains Pipeline as well as natural gas from the San Juan and Permian Basins redirected from the Western United States markets into the Mid-continent region created greater supply competition in the Midwestern United States market. Cheyenne Plains is expected to complete an expansion project that will increase its design capacity by 170 million dekatherms per day (MMdth/d) to 730 MMdth/d by early 2006.

Contracting Risk - Our interstate natural gas pipelines' primary exposure to market risk occurs when existing transportation contracts expire and are subject to renegotiation. For the third quarter of 2005, all of the summer design transportation capacity on Northern Border Pipeline's Port of Morgan, Montana to Ventura, Iowa portion of the pipeline was sold. For October 2005, 63 MMcf/d of summer design transportation capacity was not sold. As of October 31, 2005, 88 MMcf/d of summer design capacity remained available for contracting for November and December 2005.

We anticipate that 2006 demand for Northern Border Pipeline's capacity will be similar to 2005 demand based on our expectations of Canadian natural gas supply and demand for natural gas in the markets that we serve. We believe that discounting transportation rates on a short-term basis may be necessary to maximize revenue and anticipate that the level of discounting in the future will vary from 2005 depending upon current market conditions.

Midwestern Gas Transmission's northbound capacity is 67% contracted and its southbound capacity is 100% contracted through October 2006. Viking Gas Transmission is 99% contracted through October 2006.

Growth Projects - We are focused on modifying our systems to meet market demand in addition to seeking acquisitions and new pipeline development projects. Growth projects currently underway include:

     -    Chicago III Expansion Project - Northern Border Pipeline

     -    Eastern Extension Project - Midwestern Gas Transmission

     -    Southbound Expansion Project - Midwestern Gas Transmission

In September 2005, Northern Border Pipeline accepted the FERC's certificate of public convenience and necessity for the Chicago III Expansion Project which will add 130 MMcf/d of transportation capacity from Harper, Iowa to the Chicago market area. This expansion is fully subscribed by four shippers under long-term firm service transportation agreements with terms ranging from five and one-half to ten years. Construction is estimated to cost approximately $21 million and the target in-service date is April 2006.

In October 2005, the FERC issued its Environmental Assessment concluding that the approval of the Eastern Extension Project, with appropriate mitigating measures, would not constitute a major federal action significantly affecting the quality of the environment. Midwestern Gas Transmission anticipates the issuance of a certificate of public convenience and necessity by the FERC for the Eastern Extension Project during the fourth quarter of 2005. The Eastern Extension Project will add 31 miles of pipeline with 120,000 dekatherms per day of transportation capacity from Portland, Tennessee to planned interconnections with Columbia Gulf Transmission Company and East Tennessee Pipeline Company. The project is anticipated to cost approximately $28 million. The target in-service date is November 2006.

The Midwestern Gas Transmission Southbound Expansion Project was completed and began service on November 1, 2005. The fully-subscribed Southbound Expansion Project increased the pipeline's southbound capacity by 86,000 dekatherms per day.

Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interstate Natural Gas Pipeline Segment" in our annual report on Form 10-K for the year ended December 31, 2004, for more information about our expansion projects.

REGULATORY DEVELOPMENTS

Northern Border Pipeline Rate Case - On November 1, 2005, as required by the provisions of the settlement of its last rate case, Northern Border Pipeline filed a rate case with the FERC. The rate case filing proposes an increase to Northern Border Pipeline's rates; a change to its rate design approach with a supply zone and market area utilizing a fixed rate per dekatherm and a dekatherm-mile rate, respectively; a compressor usage surcharge primarily to recover costs related to powering electric compressors; and the implementation of a short-term, firm-service rate structure on a prospective basis. Northern Border Pipeline has proposed an increase in overall revenue of 7.8%.

The filing also incorporates an overall cost of capital of 10.56% based on a rate of return on equity of 14.20%, an increase in the depreciation rate for transmission plant from 2.25% to 2.84%, the institution of a negative salvage rate of 0.59% and a decrease in the billing determinants. Also included in the filing is the continuation of the inclusion of income taxes in the calculation of the rates.

While we cannot predict the FERC and intervening parties' positions on the proposed changes, we anticipate opposition. We also anticipate that the FERC will issue an order by early December 2005 that will identify the issues raised in the proceeding and accept the proposed rates but suspend their effectiveness until May 1, 2006, at which time the new rates would be collected subject to refund until final resolution of the rate case. We expect the FERC will set issues for hearing and unless we are able to reach a settlement with the FERC staff and our customers, final resolution of this matter may not occur until 2007.

Guardian Pipeline Revenue and Cost Study - In October 2005, Guardian Pipeline filed a revenue and cost study as well as a settlement agreement to re-establish the rates initially approved by the FERC. Guardian Pipeline expects to have an order regarding the settlement early in 2006.

INTERSTATE NATURAL GAS PIPELINE SEGMENT OPERATING RESULTS

Net income - The interstate natural gas pipeline segment reported net income of $36.7 million for the third quarter ended September 30, 2005, an increase of $6.1 million, or 20%, compared with $30.6 million for the same quarter last year. Net income was $92.9 million for the nine months ended September 30, 2005, a decrease of $5.2 million, or 5%, compared with $98.1 million for the same period last year.

Operating revenue - Operating revenue increased $8.2 million, or 9%, for the third quarter of 2005 compared with the same quarter last year due to the recognition of the sale of Northern Border Pipeline's bankruptcy claims for contracts and associated guarantees held against Enron and Enron North America of $9.4 million partially offset by decreased firm demand revenue of $2.0 million primarily as a result of discounted Northern Border Pipeline capacity. Increased revenue from Midwestern Gas Transmission and Viking Gas Transmission contributed $0.6 million and $0.2 million, respectively.

Operating revenue decreased $4.8 million, or 2%, for the nine months ended September 30, 2005, compared with the same period last year due to decreased Northern Border Pipeline revenue associated with uncontracted and discounted transportation capacity of $13.6 million offset by revenue from the sale of Northern Border Pipeline's bankruptcy claims of $9.4 million in 2005. An additional day of transportation revenue due to leap year increased revenue by $0.9 million in 2004.

Operations and maintenance expense - Operations and maintenance expense decreased $0.2 million for the third quarter of 2005 compared with the same quarter last year.

Operations and maintenance expense increased $2.0 million for the nine months ended September 30, 2005, compared with the same period last year primarily due to adjustments recorded in 2005 and 2004 for operational gas volume imbalances on Viking Gas Transmission resulting in a net increase of $2.2 million. Expenses were reduced by an adjustment to our allowance for doubtful accounts related to bankruptcy claims of $0.6 million in 2005. In 2004, we recorded an amortization expense related to the renewal of a right-of-way easement of $1.3 million offset by adjustments to true up corporate charges and benefit costs of $1.9 million.

Interest expense - Interest expense increased $0.6 million for the third quarter of 2005 and $1.6 million for the nine months ended September 30, 2005, compared with the same periods last year as a result of higher average interest rates partially offset by lower average debt outstanding.

Other income and expense - Net other income increased $1.4 million for the third quarter of 2005 compared with the same quarter last year primarily due to income recorded for an adjustment to our allowance for doubtful accounts of $0.6 million in 2005 and increased business development costs of $0.6 million incurred in 2004.

Net other income increased $1.7 million for the nine months ended September 30, 2005, compared with the same period in 2004 primarily due to income recorded for adjustments to our allowance for doubtful accounts of $0.4 million and income related to a waste heat recovery project of $0.3 million in 2005 and increased business development costs of $0.6 million incurred in 2004.

NATURAL GAS GATHERING AND PROCESSING SEGMENT

OVERVIEW

Our natural gas gathering and processing segment accepts delivery of raw gas from natural gas wells and central collection points located primarily in the Powder and Wind River Basins of Wyoming and the Williston Basin of Montana, North Dakota and Saskatchewan, Canada. Our pipelines gather wellhead production and transport raw gas to central collection points where it is treated and processed as necessary and compressed for entry into the interstate natural gas pipeline grid.

Our natural gas gathering and processing segment is made up of the following subsidiaries:

     - Bear Paw Energy, LLC, with operations in the Williston and Powder River Basins; and

     -    Crestone Energy Ventures, L.L.C., which owns:

          - a 49% interest in Bighorn Gas Gathering, L.L.C., with operations in the Powder River Basin;

          - a 37% interest in Fort Union Gas Gathering, L.L.C., with operations in the Powder River Basin; and

          - a 35% interest in Lost Creek Gathering, L.L.C., with operations in the Wind River Basin.

In August 2005, Crestone Energy Ventures acquired, for $5.1 million, an additional 3.7% interest in Fort Union Gas Gathering bringing its total interest to 37%.

Revenue is derived primarily from two types of gathering and processing agreements based on volumetric fees or percentage-of-proceeds (POP) contracts. We are sensitive to fluctuations in the price of natural gas and natural gas liquids because a significant portion of this segment's revenue is derived from POP agreements. Under these agreements, we retain a percentage of the commodities as payment for our services, which we sell in the open market. We use derivative instruments to mitigate our commodity price exposure.

MARKET CONDITIONS

Key factors that may impact Bear Paw Energy and our joint venture interests are:

     -    the pace of reserve development by producers, which is affected by:

          - a producer's ability to obtain drilling and production permits in a timely and economic manner;

          -    reserve characteristics and performance;

          -    surface access and infrastructure issues;

          - significant volumes of water associated with coalbed methane production;

          -    environmental issues;

     -    the decline rate of existing wells;

     -    the composition of the gathered raw gas stream;

     -    the market value of natural gas and natural gas liquids; and

     - competition which may reduce gathered volumes or influence contract terms and margins.

For more information about market conditions that may impact our gathering and processing segment, please read "Business - Future Demand and Competition" in our annual report on Form 10-K for the year ended December 31, 2004.

KNOWN TRENDS AND UNCERTAINTIES

Powder River Basin Development - The development of new facilities in the Powder River Basin is based on natural gas well development, field production economics, permit considerations and other factors that impact producers' decision to drill and produce coalbed methane gas. Drilling activity in the Powder River Basin is expected to increase compared with 2004.

Williston Basin Development - Bear Paw Energy owns and operates the Grasslands, Baker, Marmarth, Little Beaver and Lignite gathering and processing facilities in the Williston Basin. We expect casinghead gas volumes will continue to increase at least through 2006 but at a slower rate of growth compared with 2005. During the third quarter of 2005, we completed an expansion of our gathering system in the Beaver Creek area which will increase our processing volumes at the Grasslands facility. We also completed an optimization project at the Baker facility which will improve the plant's utilization. In the fourth quarter of 2005, we expect to complete an optimization project at our Grasslands facility.

Raw Gas Composition - Changes in the raw gas composition may impact our operating margins. Most of the wells connected to our Williston Basin facilities produce casinghead gas which is significantly higher in energy content (measured in Btus) than coalbed methane gas produced in the Powder River Basin. We do not anticipate significant changes in raw gas composition in the near future.

Gathering Volumes - The volume and pressure of gas gathered impact the Powder River Basin operations which generate revenue primarily through volumetric fee-based contracts. We provide two different levels of service depending upon the pressure of the gas gathered. Our processing margins are higher for low pressure gas gathered compared with high pressure gas gathered due to the difference in the amount of compression required to transport the gas through our gathering system and into the interstate pipeline grid. As a result of these different service levels, a change in our processing volume will not impact revenue proportionately.

Natural Gas and Natural Gas Liquids Pricing - The price of natural gas and natural gas liquids impact the Williston Basin operations which generate revenue primarily through POP contracts.

Realized commodity prices, net of hedging, continued its upward trend: the weighted average price per million British thermal units (MMBtus) of natural gas was $6.83 for the third quarter of 2005, an increase of $1.93, or 39%, compared with $4.90 for the same period last year; the weighted average price per gallon of natural gas liquids was $0.93 for the third quarter of 2005, an increase of $0.19, or 26%, compared with $0.74 for the same period last year.

Competition - Current natural gas prices are attracting competition to the natural gas gathering and processing business particularly in the Western United States. As competition increases, we expect that there will be continued pressure on gathering and processing margins.

NATURAL GAS GATHERING AND PROCESSING SEGMENT OPERATING RESULTS

Net income - The natural gas gathering and processing segment reported net income of $22.1 million for the third quarter ended September 30, 2005, an increase of $7.9 million, or 56%, compared with $14.2 million for the same quarter last year. Net income was $50.9 million for the nine months ended September 30, 2005, an increase of $18.2 million, or 56%, compared with $32.7 million for the same period last year.

Operating revenue - Operating revenue increased $26.8 million, or 57%, for the third quarter of 2005 compared with the same quarter last year due to increased Williston Basin revenue of $27.5 million related to higher natural gas and natural gas liquids prices and processing volumes partially offset by decreased Powder River revenue of $0.7 million related to lower volumes.

Operating revenue increased $62.0 million, or 48%, for the nine months ended September 30, 2005, compared with the same period last year due to increased revenue realized in the Williston Basin of $64.4 million partially offset by decreased Powder River revenue of $2.3 million.

Product purchases - Product purchases increased $19.2 million for third quarter 2005 and $42.3 million for the nine months ended September 30, 2005, compared with the same periods last year as the result of higher prices and volumes realized for Williston Basin-processed commodities.

Operations and maintenance expense - Operations and maintenance expense increased $5.8 million for third quarter 2005 compared with the same quarter last year primarily due to the recovery of our allowance for doubtful accounts related to Enron and Enron North America for Bear Paw Energy's bankruptcy claims of $1.8 million and a gain from the sale of assets of $3.1 million both recognized in the third quarter of 2004. In the third quarter of 2005, operating expenses related to expansions in the Williston Basin increased $0.9 million compared with the same quarter last year.

Operations and maintenance expense increased $6.1 million for the nine months ended September 30, 2005, compared with the same period last year due to the recovery of our allowance for doubtful accounts and a gain from the sale of assets of $5.2 million in 2004. In 2005, increased operating expenses related to expansions in the Williston Basin of $1.6 million and higher general and administrative costs of $0.5 million were partially offset by an additional recovery of our allowance for doubtful accounts related to Enron and Enron North America of $1.2 million.

Equity earnings - Equity earnings increased $6.3 million for the quarter compared with the same quarter last year due to the $5.4 million Bighorn preferred A settlement as well as increased volumes and resulting performance from Bighorn Gas Gathering of $0.5 million and Fort Union Gas Gathering of $0.4 million.

Equity earnings increased $5.2 million for the nine months ended September 30, 2005, compared with the same period in 2004 due to an additional $2.7 million from the Bighorn preferred A settlement recognized in 2005 as well as increased equity earnings from Fort Union of $1.5 million and Lost Creek of $1.1 million as a result of increased volumes in the Powder and Wind River Basins.

COAL SLURRY PIPELINE SEGMENT

OVERVIEW

Our coal slurry pipeline segment, which includes Black Mesa Pipeline, Inc., transports crushed coal suspended in water. Revenue is derived from a transportation contract with the sole supplier of coal to the Mohave Generating Station in Nevada. This contract generates fee-for-service revenue through December 31, 2005.

KNOWN TRENDS AND UNCERTAINTIES

We expect Black Mesa Pipeline to be temporarily shut down upon expiration of our coal slurry transportation contract on December 31, 2005. The Mohave Generating Station co-owners, the Hopi Tribe, the Navajo Nation, Peabody Western Coal Company and other interested parties continue to negotiate water and coal supply issues. Black Mesa is working to resolve coal slurry transportation issues so that operations may resume in the future. If there are successful resolutions of all of these issues and the project receives a favorable Environmental Impact Statement, we believe our coal slurry pipeline will be modified and reconstructed in late 2008 and 2009. We anticipate that the capital expenditures for the Black Mesa refurbishment project will be in the range of $175 million to $200 million, which will be supported by revenue from a new transportation contract. We expect to incur temporary shut down and stand by costs of approximately $2 million in the fourth quarter of 2005 and approximately $4 million to $6 million in 2006. If these issues are not resolved and the Mohave Generating Station is permanently closed, we expect to incur pipeline removal and remediation costs of approximately $2 million to $4 million, net of salvage, and to take a non-cash impairment charge of approximately $12 million related to goodwill and the remaining undepreciated cost of the pipeline. The costs associated with permanent shut down are pre-tax and do not consider tax implications. Depending on how negotiations progress and in accordance with accounting rules, an impairment charge may be required prior to final resolution of the issues concerning Mohave Generating Station even though the project may ultimately proceed.

For more information about the environmental issues surrounding our coal slurry pipeline, please read "Business - Coal Slurry Pipeline Segment" in our annual report on Form 10-K for the year ended December 31, 2004.

OPERATING RESULTS

Net income - The coal slurry pipeline segment reported net income of $1.7 million for the third quarter ended September 30, 2005, an increase of $0.8 million compared with $0.9 million for the same quarter last year. Net income was $3.6 million for the nine months ended September 30, 2005, an increase of $1.2 million compared with $2.4 million for the same period last year.

Operating revenue - Operating revenue increased $0.8 million for the third quarter of 2005 compared with the same quarter last year primarily due to a revenue adjustment related to the consumer price index change billed during the quarter retroactive to January 1, 2005.

Operating revenue increased $2.0 million for the nine months ended September 30, 2005 compared with the same period last year due to an adjustment related to the consumer price index change which increased revenue $0.6 million and increased electricity costs and other expenses charged to the customer of $1.1 million.

Operations and maintenance expense - Operations and maintenance expense increased $0.7 million for the third quarter of 2005 and $1.6 million for the nine months ended September 30, 2005, compared with the same periods last year due to increased electricity costs and other expenses.

Depreciation and amortization - Depreciation expense decreased $1.4 million for the third quarter of 2005 and $1.6 million for the nine months ended September 30, 2005, compared with the same periods last year due to adjustments to depreciation.

Income taxes - Income taxes increased $0.6 million for the third quarter of 2005 and $0.8 million for the nine months ended September 30, 2005, compared with the same periods last year due to increased pre-tax income.

OTHER

Items not attributable to any segment include certain of our general and administrative expenses, interest expense on our debt and other income and expense items.

For the third quarter of 2005, operating and maintenance expense decreased $2.2 million compared with the same quarter last year due to the allocation of expenses to subsidiaries of $0.6 million, decreased outside service expenses of $0.3 million and decreased business development costs of $1.2 million. Interest expense not allocated to any segment increased $2.2 million for the third quarter compared with the same quarter last year due to increased average debt outstanding and higher average interest rates.

For the nine months ended September 30, 2005, operations and maintenance expense decreased $0.9 million compared to the same period in 2004 due to decreased business development costs of $1.2 million. Interest expense not allocated to any segment increased $6.7 million for the nine months ended September 30, 2005, compared with the same period last year due to increased average debt outstanding and higher average interest rates.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

We believe our liquidity is adequate to fund future recurring operating activities and investments. We rely on our operating cash flow and the credit facilities listed in the following table to meet our short-term liquidity needs. We expect to meet our other liquidity needs by issuing long-term debt and additional limited partner interests. The timing and our ability to complete such offerings will depend on various factors, including:

     -    the prevailing market conditions;

     -    interest rates;

     -    our financial condition; and

     -    our credit rating.

DEBT AND CREDIT FACILITIES

The following table summarizes the Partnership's debt and credit facilities outstanding as of September 30, 2005:

                                                                            PAYMENTS DUE BY PERIOD
                                                                            ----------------------
                                                                              CURRENT
                                                                              PORTION    LONG-TERM
                                                                  TOTAL      < 1 YEAR     PORTION
                                                               ----------    --------   ----------
                                                                          (In thousands)
Northern Border Pipeline:
   $175 million credit agreement due 2010 (a)                  $       --     $   --    $       --
   6.25% senior notes due 2007                                    150,000         --       150,000
   7.75% senior notes due 2009                                    200,000         --       200,000
   7.50% senior notes due 2021                                    250,000         --       250,000
Viking Gas Transmission:
   Series A, B, C, and D senior notes due 2008 to 2014,
      average 7.47%                                                29,520      2,133        27,387
Northern Border Partners:
   $500 million credit agreement due 2010, average 4.29% (a)      204,000         --       204,000
   8.875% senior notes due 2010                                   250,000         --       250,000
   7.10% senior notes due 2011                                    225,000         --       225,000
                                                               ----------     ------    ----------
      Total                                                    $1,308,520     $2,133    $1,306,387
                                                               ==========     ======    ==========

(a) Northern Border Partners and Northern Border Pipeline are each required to pay a facility fee of 0.125% and 0.075%, respectively, on the principal commitment amount of their credit agreements.


In May 2005, we entered into a $500 million five-year revolving credit agreement with certain financial institutions. At our option, the interest rate on the outstanding borrowings may be the lender's base rate or the London Interbank

Offered Rate (LIBOR) plus a spread that is based on our long-term unsecured debt ratings. We are required to comply with certain financial, operational and legal covenants, including the maintenance of EBITDA (net income plus minority interests in net income, interest expense, income taxes and depreciation and amortization) to interest expense ratio of greater than 3 to 1 and debt to adjusted EBITDA (EBITDA adjusted for pro forma operating results of acquisitions made during the year) ratio of no more than 4.75 to 1. If we consummate one or more acquisitions that exceed $25 million in total purchase price, the allowable ratio of debt to adjusted EBITDA is increased to 5.25 to 1 for two calendar quarters following the acquisition. If we breach any of these covenants, amounts outstanding may become due and payable immediately.

Also in May 2005, Northern Border Pipeline Company entered into a $175 million five-year revolving credit agreement with certain financial institutions. Similar to the Partnership's revolving credit agreement, Northern Border Pipeline may select the lender's base rate or the LIBOR plus a spread that is based on Northern Border Pipeline's long-term unsecured debt ratings as the interest rate on the loan. Northern Border Pipeline is required to comply with certain financial, operational and legal covenants, including the maintenance of EBITDA to interest expense ratio of greater than 3 to 1 and debt to adjusted EBITDA ratio of no more than 4.5 to 1. If Northern Border Pipeline consummates one or more acquisitions that exceed $25 million in total purchase price, the allowable ratio of debt to adjusted EBITDA is increased to 5 to 1 for two calendar quarters following the acquisition. If Northern Border Pipeline breaches any of these covenants, amounts outstanding may become due and payable immediately.

As of September 30, 2005, the Partnership and Northern Border Pipeline were in compliance with the covenants of their respective credit agreements.

During the fourth quarter of 2005 or early 2006, we anticipate issuing ten-year fixed-rate senior notes to reduce amounts drawn under our $500 million revolving credit agreement.

HEDGING ACTIVITIES

In December 2004, we entered into forward-starting interest rate swap agreements with a total notional amount of $100 million in anticipation of a ten-year fixed rate senior notes issuance. The forward-starting interest rate agreements expired in late May and early June 2005, which resulted in the Partnership paying $2.7 million to counterparties. In June 2005, we entered into a Treasury lock interest rate agreement with a total notional amount of $200 million in anticipation of a ten-year senior note issuance. In July 2005, we paid $0.1 million to the counterparty upon expiration of the June 2005 Treasury lock interest rate agreement.

Our outstanding interest rate swap agreements with notional amounts totaling $150 million expire in March 2011. Under these agreements, we make payments to counterparties at variable rates based on LIBOR and receive payments based on a 7.10% fixed rate. As of September 30, 2005, the average effective interest rate on our interest rate swap agreements was 6.56%.

OPERATING ACTIVITIES

Net cash provided by operating activities was $202.6 million for the nine months ended September 30, 2005, compared with $192.0 million for the same period last year. The $10.6 million increased cash flow was the result of increased net income, which is discussed in the "Results of Operations" section of this quarterly report. Other factors included a $2.9 million increase in distributions received from unconsolidated affiliates related to payments received for our Bighorn Gas Gathering preferred A cash flow incentives and payments in 2004 to renew a right-of-way lease and other benefits of $5.5 million.

INVESTING ACTIVITIES

Net cash used in investing activities was $46.4 million for the nine months ended September 30, 2005, compared with $16.3 million for the corresponding period last year. The $30.1 million increase in cash used in investing activities was primarily attributable to increased maintenance and growth capital expenditures of $6.2 million and $15.5 million, respectively. Investments in our unconsolidated affiliates increased $6.9 million, which included the Crestone Energy Ventures acquisition of an additional 3.7% interest in Fort Union Gas Gathering for $5.1 million and contributions made to Bighorn Gas Gathering for its capital expenditures of $1.8 million for the nine months ended September 30, 2005.

For the nine months ended September 30, 2005, the interstate natural gas pipeline segment's capital expenditures were $22.7 million, which included spending related to the Northern Border Pipeline Chicago III Expansion Project of $4.3 million and Midwestern Gas Transmission's growth projects of $3.2 million. The remaining capital expenditures were primarily related to renewals and replacements of existing facilities.

For the natural gas gathering and processing segment, capital expenditures were $14.0 million for the nine months ended September 30, 2005, primarily related to the expansions in the Williston Basin.

Total capital expenditures for 2005 are estimated to be approximately $85 million, which includes $49 million for the interstate natural gas pipeline segment. Of the $49 million projected expenditures for the interstate natural gas pipeline segment, approximately $14 million relates to the Northern Border Pipeline Chicago III Expansion Project, $2 million relates to the Midwestern Gas Transmission Eastern Extension Project and $3 million relates to the Midwestern Gas Transmission Southbound Expansion Project. Capital expenditures for the natural gas gathering and processing segment are estimated to be $30 million for 2005 primarily for growth capital expenditures. Funds required to meet our capital expenditure requirements for 2005 are anticipated to be provided from our credit facility and operating cash flow. Northern Border Pipeline currently anticipates funding its capital expenditures for the remainder of 2005 primarily by borrowing on its credit facility and using operating cash flow.

FINANCING ACTIVITIES

Net cash used in financing activities was $158.6 million for the nine months ended September 30, 2005, compared with $171.3 million for the same period in 2004. Borrowings on long-term debt increased $14.0 million and debt repayments decreased $38.8 million for the nine months ended September 30, 2005, compared with the same period last year primarily due to the equity contribution of $39.0 million from minority interests received in 2004. Distributions to minority interests decreased $3.0 million. Long-term financing costs and payments related to the termination of derivatives increased $1.4 million and $2.8 million, respectively, for the nine months ended September 30, 2005, compared with the same period in 2004.

THE IMPACT OF ENRON'S CHAPTER 11 FILING ON OUR BUSINESS

In June 2005, Northern Border Pipeline, Crestone Gathering Services, a wholly-owned subsidiary of Crestone Energy Ventures, and Bear Paw Energy executed term sheets with a third party for the sale of their bankruptcy claims held against Enron Corp. and Enron North America Corp. Proceeds from the sale of the claims are expected to be $14.6 million, of which $14.0 million have been received. In 2004, we adjusted our allowance for doubtful accounts to reflect an estimated recovery of $3.4 million ($3.0 million, net to the Partnership) for the claims. In the second quarter of 2005, we made an adjustment to our allowance for doubtful accounts of $1.8 million ($1.6 million, net to the Partnership) to reflect the agreements for the sale. In the third quarter of 2005, Northern Border Pipeline recognized revenue of $9.4 million ($6.6 million, net to the Partnership) as a result of the sale.

For more information about the bankruptcy claims held by us against Enron and Enron North America, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Update on the Impact of Enron's Chapter 11 Filing on our Business" in our annual report on Form 10-K for the year ended December 31, 2004, and our quarterly reports on Form 10-Q for the first and second quarters ended March 31, 2005, and June 30, 2005, respectively.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The statements in this quarterly report that are not historical information (including statements concerning plans and objectives of management for future operations, economic performance or assumptions related thereto) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may include words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "should" and other words and terms of similar meaning. Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the following:

Interstate Natural Gas Pipeline Segment:

     - the impact of uncontracted or discounted capacity on Northern Border Pipeline being greater than expected;

     - the ability to market pipeline capacity on favorable terms, which is affected by:

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

     -    performance of contractual obligations by the shippers;

     - political and regulatory developments that impact FERC proceedings involving interstate pipelines and the interstate pipelines' success in sustaining their positions in such proceedings;

     -    the ability to recover costs in our rates;

     - the timely receipt of approval by the FERC for construction and operation of the Midwestern Gas Transmission Eastern Extension Project and required regulatory clearances; our ability to acquire all necessary rights-of-way and obtain agreements for interconnects in a timely manner; our ability to promptly obtain all necessary materials and supplies required for construction;

     - orders by the FERC which are significantly different than our assumptions related to the Northern Border Pipeline November 2005 rate case;

Natural Gas Gathering and Processing Segment:

     - the rate of development, well performance, gas quality and competitive conditions in gas fields near our natural gas gathering systems in the Powder River and Williston Basins and our investments in the Powder River and Wind River Basins;

     -    prices of natural gas and natural gas liquids;

     - the composition and quality of the natural gas we gather and process in our plants;

     - the efficiency of our plants in processing natural gas and extracting natural gas liquids;

Coal Slurry Pipeline Segment:

     - renewal of the coal slurry transportation contract under favorable terms;

     -    the impact of a potential impairment charge;

General:

     - developments in the December 2, 2001, filing by Enron of a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code affecting our settled claims;

     -    regulatory actions and receipt of expected regulatory clearances;

     -    actions by rating agencies;

     -    the ability to control operating costs;

     - conditions in the capital markets and our ability to access the capital markets;

     - the risk inherent in the use of information systems in our business, implementation of new software and hardware and the impact on the timeliness of information for financial reporting; and

     - acts of nature, sabotage, terrorism or other similar acts causing damage to our facilities or our suppliers or shippers' facilities.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other factors could also have material adverse effects on future results.

These and other risks are described in greater detail in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors and Information Regarding Forward-Looking Statements" included in our annual report on Form 10-K for the year ended December 31, 2004. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Other than as required under the securities laws, we undertake no obligation to update publicly any forward-looking statement whether as a result of new information, subsequent events or changes in circumstances, expectations or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

OVERVIEW

We utilize financial instruments to reduce our market risk exposure to interest rate and commodity price fluctuations and achieve a more predictable cash flow. We follow established policies and procedures to assess risk and approve, monitor and report our financial instrument activities. We do not use these instruments for trading purposes.

INTEREST RATE RISK

Our interest rate exposure is a result of variable rate borrowings. To reduce our sensitivity to interest rate fluctuations, we may maintain a portion of our consolidated debt portfolio in fixed-rate debt. We may also use interest rate swap agreements to manage interest expense by converting a portion of fixed-rate debt to variable-rate debt. As of September 30, 2005, we had $354 million of variable-rate debt outstanding, $150 million of which we converted from fixed-rate to variable-rate debt through interest rate swap agreements. Approximately 73% of our debt portfolio was fixed-rate debt as of September 30, 2005.

To summarize the sensitivity of our variable rate borrowings to interest rate fluctuations, if interest rates on average change by one percent from the rates that were in effect as of September 30, 2005, our consolidated annual interest expense would change by approximately $3.5 million.

COMMODITY PRICE RISK

Bear Paw Energy's natural gas gathering and processing operations are sensitive to the price of natural gas and natural gas liquids because a significant portion of its revenue is from the sale of commodities received through POP agreements. As of September 30, 2005, approximately 77% of our projected natural gas equity volume was hedged at a weighted average price of $7.15 per MMBtu and 65% of our projected natural gas liquids equity volume was hedged at a weighted average price of $0.92 per gallon for the remainder of 2005. Net of hedging, each $0.10 per MMBtu change in natural gas price will have an approximate $0.03 million impact to revenue for 2005, and each $0.01 per gallon change in natural gas liquids price will have an approximate $0.04 million impact to revenue for 2005 based on hypothetical commodity prices of our projected gathering and processing volumes for the remainder of 2005.

During the third quarter of 2005, Bear Paw Energy placed new hedges for 2006. As of September 30, 2005, approximately 47% of our projected natural gas equity volume was hedged at a weighted average price of $7.90 per MMBtu and 24% of our projected natural gas liquids equity volume was hedged at a weighted average price of $1.00 per gallon for 2006. Net of hedging, each $0.10 per MMBtu change in natural gas price will have an approximate $0.2 million impact to revenue for 2006, and each $0.01 per gallon change in natural gas liquids price will have an approximate $0.3 million impact to revenue for 2006 based on hypothetical commodity prices of our projected gathering and processing volumes for 2006.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our chief executive officer and chief financial and accounting officer evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on their evaluation, they concluded that as of September 30, 2005, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2005, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information concerning environmental claims and contingencies are set forth in
Note 6 of the Notes to Consolidated Financial Statements and such information is incorporated herein by reference.

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

----------
+    Filed herewith

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NORTHERN BORDER PARTNERS, L.P.
                                       (A Delaware Limited Partnership)


Date: November 7, 2005                 By: /s/ Jerry L. Peters
                                           -------------------------------------
                                          Jerry L. Peters
                                          Chief Financial and Accounting Officer
                                          (Signing on behalf of the Registrant
                                          and as Chief Financial and Accounting
                                          Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION
-----------   -----------
+31.1         Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

+31.2         Rule 13a-14(a)/15d-14(a) Certification of Chief Financial and
              Accounting Officer

+32.1         Section 1350 Certification of Chief Executive Officer

+32.2         Section 1350 Certification of Chief Financial and Accounting
              Officer

----------
+    Filed herewith