Form 10-Q
period 2006-03-31
NORTHERN BORDER PARTNERS LP
filed 2006-05-04
CIK 909281

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended MARCH 31, 2006

                                       or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                  Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    CLASS                                             OUTSTANDING AT MAY 1, 2006
-------------                                         --------------------------
Common units                                               46,397,214 units
Class B units                                              36,494,126 units

                 NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
            Consolidated Statement of Income - Three Months Ended
               March 31, 2006, and 2005..............................       4
            Consolidated Statement of Comprehensive Income -
               Three Months Ended March 31, 2006, and 2005...........       5
            Consolidated Balance Sheet - March 31, 2006, and
               December 31, 2005.....................................       6
            Consolidated Statement of Cash Flows - Three Months Ended
               March 31, 2006, and 2005..............................       7
            Consolidated Statement of Changes in Partners' Equity -
               Three Months Ended March 31, 2006.....................       8
            Notes to Consolidated Financial Statements...............       9
Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations
            Executive Summary........................................      15
            Critical Accounting Estimates............................      17
            Results of Operations....................................      18
            Liquidity and Capital Resources..........................      22
            Recent Accounting Pronouncements.........................      25
            Forward-Looking Statements...............................      25
Item 3.  Quantitative and Qualitative Disclosures about Market Risk..      26
Item 4.  Controls and Procedures.....................................      28

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...........................................      28
Item 1A. Risk Factors................................................      29
Item 6.  Exhibits....................................................      33
         Signature...................................................      35

The statements in this quarterly report that are not historical information, including statements concerning plans and objectives of management for future operations, economic performance or related assumptions, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may include words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "should" and other words and terms of similar meaning. Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements are described in this quarterly report under Item 1A, "Risk Factors," and under Item 1A, "Risk Factors," in our annual report on Form 10-K for the year ended December 31, 2005.

GLOSSARY

The abbreviations, acronyms, and industry terminology used in this quarterly report are defined as follows:

Bbl...........................   Barrels, equivalent to 42 United States gallons
Bbl/d.........................   Barrels per day
Bear Paw Energy...............   Bear Paw Energy, LLC
Bighorn Gas Gathering.........   Bighorn Gas Gathering, L.L.C.
Black Mesa....................   Black Mesa Pipeline, Inc.
Crestone Energy...............   Crestone Energy Ventures, L.L.C.
Exchange Act..................   Securities Exchange Act of 1934, as amended
FASB..........................   Financial Accounting Standards Board
FERC..........................   Federal Energy Regulatory Commission
Fort Union Gas Gathering......   Fort Union Gas Gathering, L.L.C.
GAAP..........................   Generally accepted accounting principles
Guardian Pipeline.............   Guardian Pipeline, L.L.C.
Lost Creek Gathering..........   Lost Creek Gathering Company, L.L.C.
Midwestern Gas Transmission...   Midwestern Gas Transmission Company
MMBtu.........................   Million British thermal units
MMcf/d........................   Million cubic feet per day
NBP Services..................   NBP Services, LLC, a ONEOK subsidiary
Northern Border Pipeline......   Northern Border Pipeline Company
Northern Plains...............   Northern Plains Natural Gas Company, LLC, a
                                    ONEOK subsidiary
Northwest Border..............   Northwest Border Pipeline Company,
                                    a ONEOK subsidiary
NYMEX.........................   New York Mercantile Exchange
NYSE..........................   New York Stock Exchange
ONEOK.........................   ONEOK, Inc.
Partnership...................   Northern Border Partners, L.P., Northern Border
                                    Intermediate Limited Partnership and its
                                    subsidiaries
SEC...........................   Securities and Exchange Commission
SFAS..........................   Statement of Financial Accounting Standards
TC PipeLines..................   TC PipeLines Intermediate Limited Partnership,
                                    a subsidiary of TC PipeLines, LP
TransCanada...................   TransCanada Corporation
Trunk gathering system........   Large diameter pipeline running through a
                                    production area to which smaller individual
                                    gathering systems are connected
U.S...........................   United States
Viking Gas Transmission.......   Viking Gas Transmission Company

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

                                                  THREE MONTHS ENDED
                                                      MARCH 31,
                                                 -------------------
                                                   2006       2005
                                                 --------   --------
                                                    (In thousands
                                                   except per unit
                                                       amounts)
Operating revenue                                $170,799   $160,379
                                                 --------   --------
Operating expenses:
   Product purchases                               44,021     32,465
   Operations and maintenance                      31,643     33,172
   Depreciation and amortization                   21,294     21,392
   Taxes other than income                         10,178      9,812
                                                 --------   --------
      Operating expenses                          107,136     96,841
                                                 --------   --------
Operating income                                   63,663     63,538
                                                 --------   --------
Interest expense                                   22,704     21,166
                                                 --------   --------
Other income (expense):
   Equity earnings in unconsolidated
    affiliates                                      6,163      4,477
   Other income                                       950        741
   Other expense                                     (162)      (223)
                                                 --------   --------
      Other income, net                             6,951      4,995
                                                 --------   --------
Minority interest in net income                    11,206     12,189
                                                 --------   --------
Income from continuing operations before
 income taxes                                      36,704     35,178
Income taxes                                        2,027        899
                                                 --------   --------
Income from continuing operations                  34,677     34,279
Discontinued operations, net of tax                     9        390
                                                 --------   --------
Net income to partners                           $ 34,686   $ 34,669
                                                 ========   ========
Calculation of limited partners' interest in
 net income:
   Net income to partners                        $ 34,686   $ 34,669
   Less: General partners' interest in net
    income                                          3,822      2,683
                                                 --------   --------
      Limited partners' interest in net income   $ 30,864   $ 31,986
                                                 ========   ========
Limited partners' per unit net income:
   Income from continuing operations             $   0.67   $   0.68
   Discontinued operations, net of tax                 --       0.01
                                                 --------   --------
      Net income                                 $   0.67   $   0.69
                                                 ========   ========
Number of units used in computation                46,397     46,397
                                                 ========   ========

   The accompanying notes are an integral part of these consolidated financial statements

NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

                                               THREE MONTHS
                                             ENDED MARCH 31,
                                            -----------------
                                              2006      2005
                                            -------   -------
                                              (In thousands)
Net income to partners                      $34,686   $34,669
Other comprehensive income:
   Changes associated with current period
      hedging transactions                    5,000    (2,725)
   Changes associated with current period
      foreign currency translation               (4)      (21)
                                            -------   -------
Total comprehensive income                  $39,682   $31,923
                                            =======   =======

   The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                       MARCH 31,   DECEMBER 31,
                                                                         2006          2005
                                                                      ----------   ------------
                                                                            (In thousands)
ASSETS
Current assets:
   Cash and cash equivalents                                          $   18,730    $   43,090
   Accounts receivable, net of allowance for doubtful accounts of
    $18 at March 31, 2006, and December 31, 2005                          64,832        82,848
   Materials and supplies, at cost                                         7,543         7,273
   Prepaid expenses and other                                              5,168         5,211
   Derivative financial instruments                                        2,073            --
                                                                      ----------    ----------
      Total current assets                                                98,346       138,422
                                                                      ----------    ----------
Property, plant and equipment:
   Interstate natural gas pipeline                                     2,677,529     2,668,645
   Natural gas gathering and processing                                  289,188       284,199
   Other                                                                  51,878        47,876
                                                                      ----------    ----------
      Total property, plant and equipment                              3,018,595     3,000,720
      Less: Accumulated provision for depreciation and amortization    1,102,751     1,082,210
                                                                      ----------    ----------
      Property, plant and equipment, net                               1,915,844     1,918,510
                                                                      ----------    ----------
Investments and other assets:
   Investment in unconsolidated affiliates                               288,402       290,756
   Goodwill                                                              152,782       152,782
   Regulatory assets                                                      18,621        14,153
   Other                                                                  14,363        13,143
                                                                      ----------    ----------
      Total investments and other assets                                 474,168       470,834
                                                                      ----------    ----------
         Total assets                                                 $2,488,358    $2,527,766
                                                                      ==========    ==========
LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                               $  238,000    $  233,194
   Derivative financial instruments                                        1,264         4,571
   Accounts payable                                                       34,326        53,706
   Accrued taxes other than income                                        31,819        33,081
   Accrued interest                                                       21,925        17,446
                                                                      ----------    ----------
      Total current liabilities                                          327,334       341,998
                                                                      ----------    ----------
Long-term debt, net of current maturities                              1,090,905     1,121,777
                                                                      ----------    ----------
Minority interests in partners' equity                                   275,196       274,510
                                                                      ----------    ----------
Reserves and deferred credits:
   Deferred income taxes                                                  12,502        10,311
   Derivative financial instruments                                        5,058         2,362
   Regulatory liabilities                                                  2,681         2,591
   Other                                                                   9,317         8,628
                                                                      ----------    ----------
      Total reserves and deferred credits                                 29,558        23,892
                                                                      ----------    ----------
Commitments and contingencies (Note 7)
Partners' equity:
   General partners                                                       18,375        17,341
   Common units: 46,397,214 units issued and outstanding at
    March 31, 2006, and December 31, 2005                                743,947       750,201
   Accumulated other comprehensive income (loss)                           3,043        (1,953)
                                                                      ----------    ----------
      Total partners' equity                                             765,365       765,589
                                                                      ----------    ----------
         Total liabilities and partners' equity                       $2,488,358    $2,527,766
                                                                      ==========    ==========

   The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                      --------------------
                                                                         2006       2005
                                                                      ---------   --------
                                                                         (In thousands)
CASH FLOW FROM OPERATING ACTIVITIES
Net income to partners                                                $  34,686   $ 34,669
                                                                      ---------   --------
Adjustments to reconcile net income to partners to net cash
 provided by operating activities:
   Depreciation and amortization                                         21,386     21,482
   Minority interests in net income                                      11,206     12,189
   Reserves and deferred credits                                            689       (340)
   Equity earnings in unconsolidated affiliates                          (6,163)    (4,477)
   Distributions received from unconsolidated affiliates                  9,203      1,187
   Changes in components of working capital                               1,626      3,726
   Non-cash losses (gains) from derivative financial instruments            (21)        40
   Other                                                                 (2,398)    (1,406)
                                                                      ---------   --------
      Total adjustments                                                  35,528     32,401
                                                                      ---------   --------
   Net cash provided by operating activities                             70,214     67,070
                                                                      ---------   --------

CASH FLOW FROM INVESTING ACTIVITIES
Investment in unconsolidated affiliates                                    (605)    (1,454)
Capital expenditures for property, plant and equipment                  (17,806)    (9,846)
                                                                      ---------   --------
   Net cash used in investing activities                                (18,411)   (11,300)
                                                                      ---------   --------

CASH FLOW FROM FINANCING ACTIVITIES
Cash distributions:
   General and limited partners                                         (39,906)   (39,906)
   Minority interests                                                   (13,502)   (16,229)
Equity contributions from minority interests                              3,099         --
Issuance of long-term debt                                              258,000     13,000
Debt reacquisition costs                                                 (3,628)        --
Long-term debt financing costs                                             (179)        --
Retirement of long-term debt                                           (280,047)    (9,302)
                                                                      ---------   --------
   Net cash used in financing activities                                (76,163)   (52,437)
                                                                      ---------   --------
Net change in cash and cash equivalents                                 (24,360)     3,333
Cash and cash equivalents at beginning of period                         43,090     33,980
                                                                      ---------   --------
Cash and cash equivalents at end of period                            $  18,730   $ 37,313
                                                                      =========   ========

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amount capitalized                     $  19,475   $ 16,294
                                                                      =========   ========
Cash paid for income taxes                                            $     143   $    151
                                                                      =========   ========
Changes in components of working capital:
   Accounts receivable                                                $  18,016   $  3,663
   Materials and supplies, prepaid expenses and other                      (228)       877
   Accounts payable                                                     (19,379)    (6,492)
   Accrued taxes other than income                                       (1,262)      (401)
   Accrued interest                                                       4,479      6,079
                                                                      ---------   --------
      Total                                                           $   1,626   $  3,726
                                                                      =========   ========

        The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN BORDER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
(UNAUDITED)

                                                                   ACCUMULATED
                                                                      OTHER         TOTAL
                                             GENERAL    COMMON    COMPREHENSIVE   PARTNERS'
                                            PARTNERS     UNITS    INCOME (LOSS)     EQUITY
                                            --------   --------   -------------   ---------
                                                             (In thousands)
Partners' equity at December 31, 2005       $17,341    $750,201      $(1,953)     $765,589
   Net income to partners                     3,822      30,864           --        34,686
   Changes associated with current
      period hedging transactions                --          --        5,000         5,000
   Changes associated with current
      period foreign currency translation        --          --           (4)           (4)
   Distribution to partners                  (2,788)    (37,118)          --       (39,906)
                                            -------    --------      -------      --------
Partners' equity at March 31, 2006          $18,375    $743,947      $ 3,043      $765,365
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

We prepared the consolidated financial statements included herein without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) are condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2005.

The preparation of financial statements in conformity with U.S. GAAP requires management to make assumptions and use estimates that affect the reported amount of the assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities during the reporting period. Actual results could differ from these estimates if the underlying assumptions are incorrect.

At March 31, 2006, we owned a 70% general partner interest in Northern Border Pipeline Company (see Note 9-Subsequent Events). Our significant wholly owned subsidiaries are: Crestone Energy Ventures, L.L.C.; Bear Paw Energy, LLC; Midwestern Gas Transmission Company; Viking Gas Transmission Company; and Black Mesa Pipeline, Inc. We also own a 49% common membership interest in Bighorn Gas Gathering, L.L.C.; a 37% interest in Fort Union Gas Gathering, L.L.C.; a 35% interest in Lost Creek Gathering Company, L.L.C.; and a 33-1/3% interest in Guardian Pipeline, L.L.C. (see Note 9-Subsequent Events).

Certain reclassifications were made to the 2005 financial statements to conform to the current year presentation.

2.   CREDIT FACILITIES AND LONG-TERM DEBT

In March 2006, we entered into a five-year $750 million amended and restated revolving credit agreement (2006 Partnership Credit Agreement) with certain financial institutions and terminated our $500 million revolving credit agreement. The weighted average interest rate on amounts outstanding under these agreements during the first quarter of 2006 was 5.40%.

On March 31, 2006, Viking Gas Transmission redeemed its four series of senior notes outstanding. In connection with the redemption, Viking Gas Transmission paid a premium of $3.6 million. The net loss from the redemption, including unamortized debt costs associated with the debt, will be amortized to interest expense over the remaining life of the Viking Gas Transmission senior notes. At March 31, 2006, the unamortized loss on reacquired debt was $3.8 million and is included in regulatory assets on the consolidated balance sheet.

3.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We utilize financial instruments to reduce our market risk exposure to interest rate and commodity price fluctuations and achieve a more predictable cash flow. We follow established policies and procedures to assess risk and approve, monitor and report our financial instrument activities. We do not use these instruments for trading purposes.

We record in accumulated other comprehensive income amounts related to terminated interest rate swap agreements for cash flow hedges and amortize these amounts to interest expense over the term of the hedged debt. During the three months ended March 31, 2006, we amortized approximately $0.4 million related to the terminated interest rate swap agreements as a reduction to interest expense from accumulated other comprehensive income. We expect to amortize approximately $0.2 million in each of the remaining quarters of 2006.

Our outstanding interest rate swap agreements, with notional amounts totaling $150 million, expire in March 2011. Under these agreements, we make payments to counterparties at variable rates based on the London Interbank Offered Rate and receive payments based on a 7.10% fixed rate. As of March 31, 2006, the average effective interest rate on our interest rate swap agreements was 7.62%. Our interest rate swap agreements are designated as fair value hedges as they hedge the fluctuations in the market value of the senior notes issued by us in 2001. As of March 31, 2006, the accompanying consolidated balance sheet reflects long-term derivative financial liabilities of $5.1 million with a decrease in long-term debt related to our fair value hedges.

We record in long-term debt amounts received or paid related to terminated or amended interest rate swap agreements for fair value hedges and amortize these amounts to interest expense over the remaining life of the interest rate swap agreement. During the three months ended March 31, 2006, we amortized approximately $1.3 million as a reduction to interest expense and expect to amortize approximately $0.8 million in each of the remaining quarters of 2006.

Bear Paw Energy periodically enters into commodity derivative contracts and fixed-price physical contracts. Bear Paw Energy primarily utilizes price swaps, which are designated as cash flow hedges, to hedge its exposure to natural gas and natural gas liquids price volatility. During the three months ended March 31, 2006, Bear Paw Energy recognized gains of $0.8 million from the settlement of derivative contracts. As of March 31, 2006, the consolidated balance sheet reflected an unrealized loss of approximately $1.3 million in current derivative financial instrument liabilities and an unrealized gain of approximately $2.1 million in current derivative financial instrument assets. If prices remain at current levels, Bear Paw Energy expects to reclassify approximately $0.3 million, $0.2 million and $0.3 million from accumulated other comprehensive income as an increase to operating revenue in the second, third and fourth quarters of 2006, respectively. However, this increase would be offset with decreased operating revenue due to the lower prices assumed.

4.   BUSINESS SEGMENT INFORMATION

Our business is divided into two reportable segments, defined as components of the enterprise about which financial information is available and evaluated regularly by our management and the Partnership Policy Committee. Our reportable segments are strategic business units that offer different services. Each segment is managed separately because each business requires a different marketing strategy. These segments are as follows: the Interstate Natural Gas Pipeline segment, which provides interstate natural gas transportation services, and the Natural Gas Gathering and Processing segment, which provides services for the gathering, treating, processing and compression of natural gas and the fractionation of natural gas liquids.

BUSINESS SEGMENT DATA

                                   INTERSTATE     NATURAL GAS
THREE MONTHS ENDED                NATURAL GAS   GATHERING AND
MARCH 31, 2006                     PIPELINE       PROCESSING    OTHER (a)     TOTAL
------------------                -----------   -------------   ---------   --------
                                                    (In thousands)
Revenue from external customers     $95,642        $73,513       $ 1,644    $170,799
Operating income (loss)              55,325         13,991        (5,653)     63,663
EBITDA                               73,193         23,876        (5,303)     91,766

THREE MONTHS ENDED
MARCH 31, 2005
------------------
Revenue from external customers     $96,645        $57,573       $ 6,161    $160,379
Operating income (loss)              55,638          9,502        (1,602)     63,538
EBITDA                               72,823         17,706           143      90,672

(a) Includes other items not allocable to segments. In 2005, our coal slurry operation was shown as a separate reportable segment. Our coal slurry transportation contract was terminated at December 31, 2005, therefore our coal slurry business is included in Other.

TOTAL ASSETS BY SEGMENT

                                        MARCH 31,   DECEMBER 31,
                                          2006          2005
                                       ----------   ------------
                                             (In thousands)
Interstate natural gas pipeline        $1,873,387    $1,888,980
Natural gas gathering and processing      589,143       594,379
Other (a)                                  25,828        44,407
                                       ----------    ----------
   Total assets                        $2,488,358    $2,527,766
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

RECONCILIATION OF NET INCOME (LOSS) TO EBITDA

                                 INTERSTATE    NATURAL GAS
THREE MONTHS ENDED              NATURAL GAS   GATHERING AND
MARCH 31, 2006                    PIPELINE      PROCESSING    OTHER (a)    TOTAL
------------------              -----------   -------------   ---------   -------
                                                  (In thousands)
Net income (loss)                 $31,920        $19,565      $(16,799)   $34,686
Minority interest                  11,206             --            --     11,206
Interest expense, net              11,249             (2)       11,457     22,704
Depreciation and amortization      16,908          4,306           172     21,386
Income tax                          2,157              7          (133)     2,031
AFUDC                                (247)            --            --       (247)
                                  -------        -------      --------    -------
EBITDA                            $73,193        $23,876      $ (5,303)   $91,766
                                  =======        =======      ========    =======

THREE MONTHS ENDED
MARCH 31, 2005
------------------
Net income (loss)                 $32,149        $13,690      $(11,170)   $34,669
Minority interest                  12,189             --            --     12,189
Interest expense, net              11,204             54         9,908     21,166
Depreciation and amortization      16,569          3,958           955     21,482
Income tax                            730              4           450      1,184
AFUDC                                 (18)            --            --        (18)
                                  -------        -------      --------    -------
EBITDA                            $72,823        $17,706      $    143    $90,672
                                  =======        =======      ========    =======

(a)  Includes other items not allocable to segments.

5.   NET INCOME PER UNIT

Net income per unit is computed by dividing net income, after deduction of the general partners' allocation, by the weighted average number of outstanding common units. The general partners' allocation is equal to an amount based upon their collective 2% general partner interest, adjusted for incentive distributions. The incentive distribution allocated to the general partners totaled $3.1 million for the first quarter of 2006, which will be paid to the general partners during the second quarter. The amount of distribution to partners shown on the accompanying consolidated statement of changes in partners' equity included incentive distributions paid to the general partners in the first quarter of 2006 of approximately $2.0 million.

On April 18, 2006, we declared a cash distribution of $0.88 per unit ($3.52 per unit on an annualized basis) for the first quarter ended March 31, 2006. The distribution is payable on May 15, 2006, to unitholders of record on April 28, 2006.

6.   RATES AND REGULATORY ISSUES

As required by the provisions of the settlement of Northern Border Pipeline's last rate case, on November 1, 2005, we filed a rate case with the Federal Energy Regulatory Commission (FERC). In December 2005, the FERC issued an order that identified issues that were raised in the proceeding, accepted the proposed rates but suspended their effectiveness until May 1, 2006, at which time the new rates will be collected subject to refund until final resolution of the rate case. Information about our regulatory proceedings is included in Note 6 of the Financial Statements in our annual report on Form 10-K for the year ended December 31, 2005.

7.   COMMITMENTS AND CONTINGENCIES

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

We expect to incur approximately $2 million to $4 million of operations and maintenance expense in 2006 primarily related to employee standby costs. Negotiations continue with various parties that may result in recovery of some of these standby costs. We may be required to take an impairment charge in accordance with Statement of Financial Accounting Standards (SFAS) No. 142 and SFAS No. 144 prior to final resolution of the issues concerning the Mohave Generating Station even though the project may ultimately proceed.

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

8.   ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, "Share-Based Payment," which requires companies to expense the fair value of share-based payments and includes changes related to the expense calculation for share-based payments. Northern Plains and NBP Services adopted SFAS No. 123R as of January 1, 2006, and will charge us for our proportionate share of the expense recorded by Northern Plains and NBP Services. The impact of adopting SFAS No. 123R does not have a material impact on our results of operations or financial position.

9.   SUBSEQUENT EVENTS

ONEOK TRANSACTIONS

In April 2006, under the Contribution Agreement, we acquired all of ONEOK's gathering and processing and pipelines and storage assets for approximately 36.5 million Class B units. The Class B limited partner units and the related general partner interest contribution were valued at approximately $1.65 billion. The assets will be recorded at historical cost rather than at fair value since these transactions were between affiliates under common control. ONEOK now owns approximately 37.0 million of our limited partner units, which when combined with its general partner interest, increases its total interest in us to 45.7%. Under the ONEOK Purchase and Sale Agreement, we purchased all of ONEOK's natural gas liquids assets for $1.35 billion in cash. We used $1.05 billion drawn under the Bridge Facility, coupled with the proceeds from the sale of the 20% partnership interest in Northern Border Pipeline Company, to finance the transaction.

DISPOSITION OF 20% INTEREST IN NORTHERN BORDER PIPELINE

In April 2006, under the Partnership Interest Purchase and Sale Agreement dated as of December 31, 2005, we completed the sale of a 20% partnership interest in Northern Border Pipeline to TC PipeLines for approximately $297 million. We and TC PipeLines each now own a 50% interest in Northern Border Pipeline, with an affiliate of TransCanada becoming operator of the pipeline effective April 1, 2007. Beginning in the second quarter, we will no longer consolidate Northern Border Pipeline, effective as of January 1, 2006. Instead, our ownership of Northern Border Pipeline will be reported as investment in unconsolidated affiliates on our balance sheet. Our share of Northern Border Pipeline's operating results will be reported as equity earnings in unconsolidated affiliates on our statement of income.

BRIDGE FACILITY

On April 6, 2006, we entered into a $1.1 billion 364-day credit agreement with a syndicate of banks and borrowed $1.05 billion to complete the ONEOK Transactions. Until May 6, 2006, we can make one additional borrowing under the Bridge Facility of up to $50 million for purposes of making payments related to the ONEOK Transactions. Additionally, we must make mandatory prepayments with the net cash proceeds of any asset disposition in excess of $10 million, or from the net cash proceeds received from any issuance of equity or of debt having a term greater than one year. Amounts outstanding under the Bridge Facility must be repaid on or before April 5, 2007. The interest rate applied to amounts outstanding under the Bridge Facility may, at our option, be the lender's base rate or an adjusted London Interbank Offered Rate plus a spread that is based upon our long-term unsecured debt ratings.

Under the Bridge Facility, we are required to comply with certain financial, operational and legal covenants. Among other things, we are required to maintain a ratio of EBITDA (net income plus minority interests in net income, interest expense, income taxes and depreciation and amortization) to interest expense of greater than 3 to 1. We are also required to maintain a ratio of indebtedness to adjusted EBITDA (EBITDA adjusted for pro forma operating results of acquisitions made during the year) of no more than 4.75 to 1. If we consummate one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will be temporarily increased to 5.25 to 1. Upon any breach of these covenants, amounts outstanding under the Bridge Facility may become immediately due and payable.

ACQUISITION OF GUARDIAN PIPELINE INTERESTS

In April 2006, we executed a Purchase and Sale Agreement and acquired 66-2/3% interest in Guardian Pipeline not owned by us for approximately $77 million. We used borrowings from our credit facility to fund our acquisition of the additional interest in Guardian Pipeline. We will begin consolidating Guardian Pipeline in the second quarter, effective January 1, 2006, instead of being reflected as investment in unconsolidated affiliates on our balance sheet and equity earnings in unconsolidated affiliates on our statement of income.

ROCKY MOUNTAIN NATURAL GAS LIQUIDS PIPELINE JOINT VENTURE

In May 2006, we entered into an agreement with a subsidiary of Williams to form a joint venture called Overland Pass Pipeline Company, LLC. The joint-venture company will build a 750-mile natural gas liquids pipeline that will transport up to 110,000 barrels per day of unprocessed natural gas liquids from Opal, Wyoming to Conway, Kansas, one of the nation's primary natural gas liquids supply and storage hubs. Additional pump facilities would increase the capacity to 150,000 barrels per day. Initially, we will own 99% of the joint venture and Williams will own the remaining 1%. Williams will have the option to increase its ownership to 50% and become operator within two years of the pipeline becoming operational. As part of a long-term agreement, Williams will dedicate its natural gas liquids production from two of its gas processing plants in Wyoming to the joint-venture company. We will provide downstream fractionation and transportation services. The natural gas liquids pipeline project is estimated to cost approximately $450 million. We plan to invest approximately $160 million to expand our existing fractionation capabilities and capacity of our natural gas liquids distribution pipelines. Financing for both projects may include a combination of short- or long-term debt or equity. Pending all necessary approvals, the target in-service date for the natural gas liquids pipeline is early 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes to consolidated financial statements included under Item 1.

In this report, references to "we," "us," "our" or the "Partnership" collectively refer to Northern Border Partners, L.P., our subsidiary, Northern Border Intermediate Limited Partnership, and its subsidiaries.

EXECUTIVE SUMMARY

OVERVIEW

Northern Border Partners is a publicly traded Delaware limited partnership that was formed in 1993. Our common units are listed on the NYSE under the trading symbol "NBP." For the first quarter ended March 31, 2006, our operations were conducted through the following two business segments:

     - Interstate Natural Gas Pipeline, which provides natural gas transportation services; and

     - Natural Gas Gathering and Processing, which gathers, processes and compresses natural gas, and fractionates natural gas liquids.

RECENT DEVELOPMENTS

The following is a summary of our significant developments since December 31, 2005:

Guardian Pipeline Revenue and Cost Study - In February 2006, the FERC issued an order accepting Guardian Pipeline's revenue and cost study that requested approval of a settlement agreement to re-establish the rates initially approved by the FERC and to reduce the depreciation rate from 3.33% to 2.0%, effective January 1, 2005.

Guardian Pipeline II Project - In February 2006, Guardian Pipeline announced that it signed precedent agreements with two major Wisconsin utility companies to expand its existing natural gas pipeline system in eastern Wisconsin. The proposed project will expand and extend the existing pipeline approximately 106 miles from its current terminus near Ixonia, Wisconsin to the Green Bay area, adding approximately 537 MMcf/d of capacity. Guardian Pipeline's capital costs for the project are estimated to range between $220 million and $240 million. Pending all necessary approvals, the target in-service date is November 2008.

Midwestern Gas Transmission Eastern Extension Project - In March 2006, Midwestern Gas Transmission accepted the certificate of public convenience and necessity issued by the FERC for its Eastern Extension Project. The Eastern Extension Project will add 31 miles of natural gas pipeline with approximately 120 MMcf/d of transportation capacity. It is estimated that the project will cost approximately $28 million. Due to the delay in obtaining the FERC certificate, the Eastern Extension Project's proposed in-service date of November 2006 will likely also be delayed.

Amended and Restated Credit Agreement - In March 2006, we entered into a $750 million amended and restated revolving credit agreement and terminated our existing $500 million revolving credit agreement.

Acquisition of ONEOK Assets - In April 2006, under the Contribution Agreement, we acquired all of ONEOK's gathering and processing and pipelines and storage assets for approximately 36.5 million Class B units. The Class B limited partner units and the related general partner interest contribution were valued at approximately $1.65 billion. ONEOK now owns approximately 37.0 million of our limited partner units, which when combined with its general partner interest, increases its total interest in us to 45.7%. Under the ONEOK Purchase and Sale Agreement, we purchased all of ONEOK's natural gas liquids assets for $1.35 billion in cash. We used $1.05 billion drawn under our $1.1 billion, 364-day credit agreement coupled with the proceeds from the sale of the 20% partnership interest in Northern Border Pipeline Company to finance the transaction.

Our Audit Committee, which consists solely of independent members, determined that the ONEOK transactions were fair and reasonable to us and in the interests of our unitholders. The Audit Committee engaged independent legal counsel and an independent financial adviser to assist in its determination.

Disposition of 20% Interest in Northern Border Pipeline - In April 2006, we completed the sale of a 20% partnership interest in Northern Border Pipeline to TC PipeLines under the Partnership Interest Purchase and Sale Agreement dated as of December 31, 2005, for approximately $297 million. We and TC PipeLines each now own a 50% interest in Northern Border Pipeline. As a result of the sale, Northern Border Pipeline will no longer be consolidated in our financial statements. Instead, our interest in Northern Border Pipeline will be reflected as investment in unconsolidated affiliates on our balance sheet and equity earnings in unconsolidated affiliates on our statement of income, effective January 1, 2006.

As a result of the transaction, the General Partnership Agreement for Northern Border Pipeline was amended and restated, effective April 6, 2006. The major provisions adopted or changed included the following:

     - The Management Committee of Northern Border Pipeline will consist of four members. Each partner will designate two members and TC PipeLines will designate one of its members as chairman.

     - The Management Committee will designate the members of the Audit Committee, which will consist of three members. One member will be selected by the partner whose affiliate is the operator and two members will be selected by the other partner.

     - Northern Plains will operate Northern Border Pipeline until April 1, 2007. Effective April 1, 2007, an affiliate of TransCanada will become the operator.

Our Audit Committee determined that the disposition of the 20% interest in Northern Border Pipeline was fair and reasonable to us and in the interests of our unitholders. The Audit Committee engaged independent legal counsel and an independent financial adviser to assist in its determination.

Purchase and Sale of General Partner Interest - In April 2006, under the Purchase and Sale Agreement between ONEOK and an affiliate of TransCanada, ONEOK acquired Northwest Border, an affiliate of TransCanada that held a 0.35% general partner interest in us. As a result, ONEOK owns our entire 2% general partner interest.

Change of Directors and Officers - In April 2006, concurrent with the completion of ONEOK's purchase of Northwest Border, Paul E. Miller resigned as a member of our Partnership Policy Committee and John W. Gibson was appointed by Northwest Border to replace him. In addition, several appointments of our principal officers were announced, effective April 7, 2006, which included:

     - David Kyle, chairman and chief executive officer of ONEOK, was appointed our chairman and chief executive officer;

     - John W. Gibson, formerly president of ONEOK Energy Companies, was appointed our president and chief operating officer;

     - James C. Kneale, executive vice president, Finance and Administration and chief financial officer of ONEOK, was appointed our chief financial officer;

     - Jerry L. Peters, formerly our chief financial officer, was appointed our senior vice president, chief accounting officer and treasurer;

     - John R. Barker, senior vice president and general counsel of ONEOK, was appointed our executive vice president, general counsel and secretary;

     - William R. Cordes, formerly our chief executive officer, was appointed president of Northern Border Pipeline; and

     - Janet K. Place, was appointed our vice president, associate general counsel and assistant secretary, and general counsel of Northern Border Pipeline.

Bridge Facility - In April 2006, we entered into a $1.1 billion 364-day credit agreement with several financial institutions to complete the ONEOK Transactions. Amounts outstanding under the agreement must be repaid on or before April 5, 2007.

Increased Cash Distribution - In April 2006, we increased our cash distribution by $0.08 per unit to $0.88 per unit for the first quarter of 2006, payable on May 15, 2006, to unitholders of record as of April 28, 2006.

Northern Border Pipeline Chicago III Expansion Project - In April 2006, the Chicago III Expansion Project went into service as planned, adding 130 MMcf/d of transportation capacity on the eastern portion of the pipeline into the Chicago area.

Acquisition of Guardian Pipeline Interests - In April 2006, we executed a Purchase and Sale Agreement and acquired 66-2/3% interest in Guardian Pipeline not owned by us for approximately $77 million. As a result of the acquisition, Guardian Pipeline will be consolidated in our financial statements and reported in our Interstate Natural Gas Pipeline segment instead of reflected as investment in unconsolidated affiliates on our balance sheet and equity earnings in unconsolidated affiliates on our statement of income.

Rocky Mountain Natural Gas Liquids Pipeline Joint Venture - In May 2006, we entered into an agreement with a subsidiary of Williams to form a joint venture called Overland Pass Pipeline Company, LLC. The joint-venture company will build a 750-mile natural gas liquids pipeline that will transport up to 110,000 barrels per day of unprocessed natural gas liquids from Opal, Wyoming to Conway, Kansas, one of the nation's primary natural gas liquids supply and storage hubs. Additional pump facilities would increase the capacity to 150,000 barrels per day. Initially, we will own 99% of the joint venture and Williams will own the remaining 1%. Williams will have the option to increase its ownership to 50% and become operator within two years of the pipeline becoming operational. As part of a long-term agreement, Williams will dedicate its natural gas liquids production from two of its gas processing plants in Wyoming to the joint-venture company. We will provide downstream fractionation and transportation services. The natural gas liquids pipeline project is estimated to cost approximately $450 million. We plan to invest approximately $160 million to expand our existing fractionation capabilities and capacity of our natural gas liquids distribution pipelines. Financing for both projects may include a combination of short- or long-term debt or equity. Pending all necessary approvals, the target in-service date for the natural gas liquids pipeline is early 2008.

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

There has been no change to our critical accounting estimates during the first quarter ended March 31, 2006. Information about our critical accounting estimates is included under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates," in our annual report on Form 10-K for the year ended December 31, 2005.

RESULTS OF OPERATIONS

SELECTED FINANCIAL AND OPERATING RESULTS BY SEGMENT

The following table summarizes financial and operating results by segment for the three months ended March 31, 2006, and 2005:

                                                 THREE MONTHS ENDED
                                                     MARCH 31,
                                                -------------------
                                                  2006       2005
                                                --------   --------
                                                   (In thousands,
                                                  except operating
                                                       data)
Operating revenue:
   Interstate natural gas pipeline              $ 95,642   $ 96,645
   Natural gas gathering and processing           73,513     57,573
   Other                                           1,644      6,161
                                                --------   --------
      Total operating revenue                    170,799    160,379
                                                --------   --------
Operating income (loss):
   Interstate natural gas pipeline                55,325     55,638
   Natural gas gathering and processing           13,991      9,502
   Other                                          (5,653)    (1,602)
                                                --------   --------
      Total operating income                      63,663     63,538
                                                --------   --------
Income (loss) from continuing operations:
   Interstate natural gas pipeline                31,920     32,149
   Natural gas gathering and processing           19,565     13,690
   Other                                         (16,808)   (11,560)
                                                --------   --------
      Total income from continuing operations     34,677     34,279
                                                --------   --------
Discontinued operations, net of tax                    9        390
                                                --------   --------
Net income                                      $ 34,686   $ 34,669
                                                ========   ========
Operating data by segment (1):
   Interstate natural gas pipeline:
      MMcf delivered                             305,280    306,692
      MMcf/d average throughput                    3,468      3,501
   Natural gas gathering and processing:
      MMcf/d gathered                              1,095      1,049
      MMcf/d processed                                65         60

(1) Operating data includes 100% of the volumes for joint venture investments as well as for wholly owned subsidiaries.

CONSOLIDATED OPERATING RESULTS

Operating revenue increased $10.4 million, or 6%, for the first quarter of 2006 compared with the same quarter of 2005 due to higher Natural Gas Gathering and Processing segment revenue which offset the slightly lower Interstate Natural Gas Pipeline segment revenue and the loss of coal slurry pipeline revenue resulting from the shut down of Black Mesa on December 31, 2005. The coal slurry pipeline results are not reported as a discontinued operation because we believe that the coal slurry pipeline operation is likely to resume in the future. Additional information about our coal slurry pipeline operation is included in this section under "Other" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Executive Summary," in our annual report on Form 10-K for the year ended December 31, 2005.

Operating income was flat for the first quarter of 2006 compared with the same quarter last year. The increased contribution of the Natural Gas Gathering and Processing segment was offset by due diligence, legal and other expenses related to the ONEOK and TransCanada transactions described in this section under "Recent Developments."

Income from continuing operations was also flat for the first quarter of 2006 compared with the same quarter last year. Increased interest and income tax expense were offset by higher equity earnings in unconsolidated affiliates.

INTERSTATE NATURAL GAS PIPELINE SEGMENT

OVERVIEW

The Interstate Natural Gas Pipeline segment transports natural gas primarily from the Western Canada Sedimentary Basin to the Midwestern U.S. At March 31, 2006, the Interstate Natural Gas Pipeline segment consisted of the following:

     -    70% general partnership interest in Northern Border Pipeline;

     -    Midwestern Gas Transmission;

     -    Viking Gas Transmission; and

     -    33-1/3% interest in Guardian Pipeline.

In April 2006, we completed the sale of a 20% partnership interest in Northern Border Pipeline to TC PipeLines. We and TC PipeLines each now own a 50% interest in Northern Border Pipeline. In addition, we acquired 66-2/3% interest in Guardian Pipeline not owned by us. Additional information about these transactions is included in this section under "Recent Developments."

KNOWN TRENDS AND UNCERTAINTIES

We continue to expect that Canadian natural gas export volumes in 2006 will remain near 2005 levels despite increased production in Canada as a result of the greater number of Canadian drilling rigs in operation. We also continue to expect U.S. demand for natural gas in 2006 to be similar to 2005 levels. Residential demand for natural gas fell below normal levels during the 2005-2006 heating season as a result of warm temperatures in January and relatively normal temperatures in February. However, the Energy Information Administration projects that increased industrial demand in 2006 will offset the reduced demand of residential users.

We continue to expect that Northern Border Pipeline revenue in 2006 will be comparable with 2005 revenue, although market conditions have changed. In April and May of 2005, we did not sell all of our firm transportation capacity on Northern Border Pipeline due to decreased demand for Canadian natural gas as a result of greater supply competition in the Midwestern U.S. and increased natural gas storage injections. When storage levels approached full capacity and summer temperatures were higher than normal during the third quarter of 2005, demand for the pipeline's transportation capacity increased. Natural gas storage levels in Western Canada were higher during the first quarter of 2006 compared with the first quarter of 2005 and the five-year average for the same period as a result of relatively warm winter temperatures. Increased natural gas throughput on the TransCanada pipeline system to Eastern markets, due in part to greater demand for Canadian natural gas supply as a result of lingering supply disruptions related to Hurricanes Katrina and Rita, is expected to slow storage injection activity in Western Canada during the second quarter of 2006. In addition, Western U.S. demand for Canadian natural gas is expected to modestly decline in 2006 compared with 2005 due to the return of normal snowpack in the region that will cause gas-fired electric generation to be displaced with hydroelectric generation.

OPERATING RESULTS

The Interstate Natural Gas Pipeline segment reported income from continuing operations of $31.9 million for the first quarter ended March 31, 2006, which was relatively flat compared with $32.1 million for the same quarter of 2005. A modest decline in Northern Border Pipeline revenue was offset by increased Midwestern Gas Transmission revenue.

Operating revenue decreased slightly for the first quarter ended March 31, 2006, compared with the same quarter of 2005. Northern Border Pipeline operating revenue decreased $3.0 million for the first quarter of 2006 compared with the same quarter last year primarily as a result of discounted transportation rates, transportation capacity that was sold for shorter transportation paths and some unsold firm transportation capacity in March 2006. Midwestern Gas Transmission partially offset this decrease primarily with additional revenue generated from the Southbound Expansion, which went into service in November 2005.

Operations and maintenance expense decreased $1.6 million for the first quarter ended March 31, 2006, compared with the same quarter of 2005. Viking Gas Transmission recorded an unfavorable gas imbalance adjustment of $1.4 million during the first quarter of 2005.

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

Our Williston Basin facilities compress and transport raw natural gas, primarily associated with oil production, through pipelines to our processing facilities where water and other contaminants are removed and valuable natural gas liquids are extracted. We separate the natural gas liquids into marketable components utilizing a distillation process known as fractionation and sell the components to refineries or local markets. We compress the remaining residue gas, consisting primarily of methane, and deliver it to interstate natural gas pipelines.

Our Powder River Basin facilities compress and transport coalbed methane gas primarily to the Bighorn Gas Gathering and Fort Union Gas Gathering trunk gathering systems for transport and delivery to interstate natural gas pipelines.

Our Wind River Basin facilities consist of an interest in a trunk gathering system that receives natural gas from pipeline interconnections with producer-owned gathering systems and processing plants. The natural gas is processed as necessary and delivered to interstate natural gas pipelines.

At March 31, 2006, the Natural Gas Gathering and Processing segment consisted of the following subsidiaries:

     - Bear Paw Energy, with operations in the Williston and Powder River Basins; and

     -    Crestone Energy, which owns:

          - 49% interest in Bighorn Gas Gathering, with operations in the Powder River Basin;

          - 37% interest in Fort Union Gas Gathering, with operations in the Powder River Basin; and

          - 35% interest in Lost Creek Gathering, with operations in the Wind River Basin.

KNOWN TRENDS AND UNCERTAINTIES

Relatively strong natural gas and crude oil prices continued to drive increased production in the Williston and Power River Basins during the first quarter of 2006. In the Williston Basin, we established a record number of well connections during the first quarter of 2006 as a result of increased drilling activity. Transportation and refining capacity constraints for crude oil only moderately impacted natural gas production in the Williston Basin as expected. Further development of the Big George coals, located in the center of the Powder River Basin, resulted in increased volumes during the first quarter of 2006 compared with the same quarter last year for our joint venture interests in Bighorn Gas Gathering and Fort Union Gas Gathering.

OPERATING RESULTS

The Natural Gas Gathering and Processing segment reported income from continuing operations of $19.6 million for the first quarter ended March 31, 2006, an increase of $5.9 million, or 43%, compared with $13.7 million for the same quarter of 2005 primarily as a result of the following:

     -    increased gathering and processing volumes in the Williston Basin; and

     - higher commodity prices realized on equity natural gas and natural gas liquids derived from percentage-of-proceeds contracts.

Operating revenue increased $15.9 million, or 28%, for the first quarter ended March 31, 2006, compared with the same quarter of 2005 due to increased revenue from our Williston Basin operations, which is derived primarily from the sale of natural gas and natural gas liquids gathered and processed under percentage-of-proceeds contracts. This increase more than offset decreased gathered volumes for our wholly owned Powder River Basin operations.

Williston Basin inlet volumes increased 4 MMcf/d, or 7%, as a result of growth projects that were completed during the second and third quarters of 2005. Optimization projects completed during the fourth quarter of 2005 resulted in improved natural gas liquids recoveries. This, in turn, resulted in higher natural gas liquids sales volume of 32.6 million gallons for the first quarter of 2006, an increase of 3.7 million gallons, or 13%, compared with 28.9 million gallons for the same quarter last year.

Volumes at our wholly owned Powder River Basin operations declined 32 MMcf/d, or 15%, for the first quarter of 2006 compared with the same quarter of 2005 due to the diversion of 45 MMcf/d of low margin gathered gas by one producer to its own system during the second quarter of 2005. However, volumes remained relatively flat for the first quarter of 2006 compared with the fourth quarter of 2005. We anticipate an increase in our wholly owned Powder River volumes during the second quarter of 2006 as a result of several system expansions that are currently underway.

Better prices were realized on our sales of natural gas and natural gas liquids retained through percentage-of-proceeds contracts, which, in addition to higher processing volumes, contributed to the segment's increased operating revenue. The weighted average price of natural gas realized, net of the effects of hedging, was $8.01 per MMBtu for the first quarter of 2006 compared with $6.65 per MMBtu for the first quarter of 2005. The weighted average price of natural gas liquids realized, net of the effects of hedging, was $1.11 per gallon for the first quarter of 2006 compared with $0.88 per gallon for the first quarter of 2005.

Product purchases, which reflect the amounts we paid to producers for raw natural gas, increased $11.6 million for the first quarter ended March 31, 2006, compared with the same quarter of 2005. Product purchases represented 60% of operating revenue for the first quarter of 2006 compared with 56% of operating revenue for the same quarter of 2005 due to declining percentage-of-proceeds contract margins as a result of increased competition.

Equity earnings of unconsolidated affiliates increased $1.4 million for the first quarter ended March 31, 2006, compared with the same quarter of 2005, primarily due to increased volumes in the Powder River Basin, which were partially offset by decreased volumes in the Wind River Basin. In addition, since August 2005, we increased our interest in Fort Union Gas Gathering to 37% compared with 33.3% during the first quarter of 2005.

OTHER

On December 31, 2005, Black Mesa's transportation contract with the coal supplier of the Mohave Generating Station expired and our coal slurry pipeline operations were shut down as expected. Under a consent decree, the Mohave Generating Station must complete significant pollution control investments to operate in the future. In addition, issues surrounding the use of an alternative water source for the coal slurry pipeline must be resolved. Black Mesa is working to resolve coal slurry transportation issues and interested parties continue to negotiate water and coal supply issues so that operations may resume in the future. If these issued are resolved and the project receives a favorable Environmental Impact Statement, portions of the pipeline would be modified or reconstructed beginning in late 2008 and 2009, supported by revenue from a new transportation contract, for an anticipated in-service date during 2010.

Black Mesa reported an operating loss of $0.1 million for the first quarter ended March 31, 2006, compared with operating income of $0.9 million for the same quarter of 2005. We expect the impact associated with the shutdown will be a reduction of net income of approximately $6 million in 2006 compared with 2005, which includes approximately $2 million to $4 million of operations and maintenance expense we expect to incur related to standby costs. Negotiations continue with various parties that may result in the recovery of some of these standby costs.

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

DEBT AND CREDIT FACILITIES

The following table summarizes our and Northern Border Pipeline's debt and credit facilities outstanding as of March 31, 2006:

                                                          PAYMENTS DUE BY PERIOD
                                                          ----------------------
                                                          LESS THAN    LONG-TERM
                                                TOTAL      ONE YEAR     PORTION
                                             ----------   ---------   ----------
                                                          (In thousands)
Northern Border Pipeline:
   $175 million credit agreement due 2010,   $    7,000    $  7,000   $       --
      average 5.16% (a)
   6.25% senior notes due 2007                  150,000          --      150,000
   7.75% senior notes due 2009                  200,000          --      200,000
   7.50% senior notes due 2021                  250,000          --      250,000
Northern Border Partners:
   $750 million credit agreement due 2011,
      average 7.75% (a)                         231,000     231,000           --
   8.875% senior notes due 2010                 250,000          --      250,000
   7.10% senior notes due 2011                  225,000          --      225,000
                                             ----------    --------   ----------
         Total                               $1,313,000    $238,000   $1,075,000
                                             ==========    ========   ==========

(a) Northern Border Partners and Northern Border Pipeline are each required to pay a facility fee of 0.125% and 0.075%, respectively, on the principal commitment amount of their credit agreements.

REVOLVING CREDIT AGREEMENTS

In March 2006, we entered into a $750 million amended and restated revolving credit agreement with certain financial institutions and terminated our existing $500 million revolving credit agreement. The weighted average interest rate on amounts outstanding under these agreements during the first quarter of 2006 was 5.40%. At our option, the interest rate applied to the amounts outstanding under the credit agreement may be the lender's base rate or an adjusted London Interbank Offered Rate (LIBOR) plus a spread that is based on our long-term unsecured debt ratings. We are required to pay interest on the outstanding amounts periodically. The term of the agreement is five years, at which time we are required to pay off all outstanding amounts.

We are required to comply with certain financial, operational and legal covenants, including the maintenance of an EBITDA (net income plus minority interests in net income, interest expense, income taxes and depreciation and amortization) to interest expense ratio of greater than 3 to 1 and a debt to adjusted EBITDA (EBITDA adjusted for pro forma operating results of acquisitions made during the year) ratio of no more than 4.75 to 1. If we consummate one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of debt to adjusted EBITDA will be increased to 5.25 to 1 for two calendar quarters following the acquisition. If we breach any of these covenants, amounts outstanding may become due and payable immediately.

At March 31, 2006, we had outstanding borrowings of $231 million under our $750 million revolving credit agreement and were in compliance with its covenants. On April 6, 2006, we borrowed an additional $75 million to fund working capital related to certain of the businesses acquired pursuant to the ONEOK transactions described in this section under "Recent Developments." At May 4, 2006, we had outstanding borrowings of $306 million and a $15 million letter of credit under our agreement. We may from time to time draw on the amended and restated credit agreement to meet working capital requirements, which borrowings are intended to be repaid with cash generated from operations.

As of March 31, 2006, Northern Border Pipeline had outstanding borrowings of $7.0 million under its $175 million revolving credit agreement and was in compliance with its covenants. The weighted average interest rate related to the borrowings on Northern Border Pipeline's credit agreement was 5.16% at March 31, 2006.

BRIDGE FACILITY

In April 2006, we entered into, and borrowed $1.05 billion under a $1.1 billion, 364-day credit agreement with several financial institutions to complete the transactions with ONEOK described in this section under "Recent Developments." At our option, the interest rate applied to amounts outstanding under the bridge facility may be the lender's base rate or an adjusted LIBOR plus a spread that is based on our long-term unsecured debt ratings. We must make mandatory prepayments with the net cash proceeds of any asset disposition in excess of $10 million or from the net cash proceeds received from any issuance of equity or debt having a term greater than one year. Amounts outstanding under the agreement must be repaid on or before April 5, 2007.

We are required to comply with certain financial, operational and legal covenants, including the maintenance of an EBITDA to interest expense ratio of greater than 3 to 1 and a debt to adjusted EBITDA ratio of no more than 4.75 to
1. If we consummate one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of debt to adjusted EBITDA will be increased to 5.25 to 1 for two calendar quarters following the acquisition. If we breach any of these covenants, amounts outstanding under the bridge facility may become immediately due and payable.

DEBT SECURITIES

In March 2006, we redeemed all of the outstanding Viking Gas Transmission Series A, B, C and D senior notes, due in 2008 through 2014, at a premium of $3.6 million.

In April 2006, we acquired the remaining interest and now own 100% of Guardian Pipeline. As of May 4, 2006, Guardian Pipeline had approximately $155 million of senior notes outstanding; interest on the notes range from 7.61% to 8.27%, with an average rate of 7.85%.

We anticipate issuing fixed-rate senior notes to repay borrowings under our $1.1 billion, 364-day credit facility prior to the April 2007 termination date of the credit agreement.

EQUITY ISSUANCES

In April 2006, we amended our Partnership Agreement to provide for the issuance of Class B units and issued 36,494,126 Class B units to ONEOK in exchange for all of its gathering and processing and pipelines and storage assets in a transaction described in this section under "Recent Developments." The new class of equity securities is entitled to the same distribution rights as our outstanding common units, but has limited voting rights and will be subordinated to the common units with respect to the minimum quarterly distribution. The number of Class B units issued was determined by using the average closing price of our common units for the 20 trading days prior to the signing of the Contribution Agreement between ONEOK and us.

We will hold a special election for holders of common units as soon as practical, but within 12 months of issuing the Class B units, to approve the conversion of the Class B units into common units and certain amendments to our Partnership Agreement. The proposed amendments grant voting rights for common units held by our general partner if a vote is held to remove our general partner and require fair market value compensation for the general partner interest if the general partner is removed.

If the common unitholders do not approve the conversion and the amendments, the Class B unit distribution rights will increase to 115% of the distribution paid on the common units. If the conversion and the amendments are approved by the common unitholders, the Class B units will convert into common units on a one-for-one basis.

CASH FLOW FROM OPERATING, INVESTING AND FINANCING ACTIVITIES

OPERATING ACTIVITIES

Cash provided by operating activities was $70.2 million for the three months ended March 31, 2006, compared with $67.1 million for the same quarter of 2005. Cash provided by operating activities increased during the first quarter of 2006 primarily as a result of the following:

     - increased cash receipts from our natural gas gathering and processing operations as a result of higher operating revenue during the quarter; and

     - increased distributions received from unconsolidated affiliates of $8.0 million, $5.5 million of which we received from Lost Creek Gathering to true-up our throughput volume allocation.

The increased cash provided by operating activities during the first quarter of 2006 was partially offset by the following:

     - reduced cash flow of $3.2 million related to the shutdown of our coal slurry operations on December 31, 2005; and

     - increased interest expense of $3.2 million primarily due to higher interest rates.

INVESTING ACTIVITIES

Cash used in investing activities was $18.4 million for the three months ended March 31, 2006, compared with $11.3 million for the same quarter last year. The increased use of cash during the first quarter of 2006 was primarily due to higher growth capital expenditures of $8.3 million by the Interstate Natural Gas Pipeline segment, $6.7 million of which was related to the Northern Border Pipeline Chicago III Expansion Project and $2.4 million of which was related to the Midwestern Gas Transmission Eastern Extension Project. Lower Interstate Natural Gas Pipeline segment maintenance expenditures and investments in unconsolidated affiliates during the first quarter of 2006 compared with the same quarter last year partially offset the Interstate Natural Gas Pipeline segment's increased growth expenditures.

During the first quarter of 2006, we also used operating cash, borrowings from our credit facility and equity contributions from our minority interest holder to fund our investing activities.

FINANCING ACTIVITIES

Cash used in financing activities was $76.2 million for the three months ended March 31, 2006, compared with $52.4 million for the same quarter of 2005.

Distributions to minority interests during the first quarter ended March 31, 2006, decreased $2.7 million compared with the same quarter of 2005 primarily due to Northern Border Pipeline's lower net income in the fourth quarter of 2005. Northern Border Pipeline received equity contributions of $3.1 million from its minority interest holder during the first quarter of 2006 for its share of the equity funding related to the Chicago III Expansion Project.

The net change in our long-term borrowings was a repayment of $22.0 million for the first quarter of 2006 compared with net borrowings of $3.7 million for the same quarter last year. We borrowed $197 million to pay the outstanding balance of our existing $500 million revolving credit agreement and terminated that agreement. We borrowed an additional $33 million under our amended and restated revolving credit agreement and redeemed all of the outstanding Viking Gas Transmission Series A, B, C and D senior notes and paid a premium of $3.6 million.

COMMITMENTS AND CONTINGENCIES

CASH DISTRIBUTIONS

We distribute 100% of our available cash, which generally consists of all cash receipts less adjustments for cash disbursements and net change to reserves, to our general and limited partners. Our income is allocated to the general partners and limited partners according to their partnership percentages of 2% and 98%, respectively, after the effect of any incremental income allocations for incentive distributions to the general partners.

In April 2006, we increased our cash distribution by $0.08 per unit to $0.88 per unit for the first quarter of 2006, payable on May 15, 2006, to unitholders of record as of April 28, 2006.

LEGAL

Various legal actions that have arisen in the ordinary course of business are pending. We believe that the resolution of these issues will not have a material adverse impact on our results of operations or financial position.

ENVIRONMENTAL

Our operations are subject to extensive federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to the protection of the environment. Failure to comply with these laws and regulations can result in substantial penalties, enforcement actions and remedial liabilities. We believe that the resolution of various environmental issues that have arisen in the ordinary course of business will not materially impact our results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payments," which requires companies to expense the fair value of share-based payments and includes changes related to the expense calculation for share-based payments. Northern Plains and NBP Services adopted SFAS No. 123R as of January 1, 2006, and will charge us for our proportionate share of the expense recorded by Northern Plains and NBP Services. The impact of adopting SFAS No. 123R does not have a material impact on our results of operations or financial position.

FORWARD-LOOKING STATEMENTS

The statements in this quarterly report that are not historical information, including statements concerning plans and objectives of management for future operations, economic performance or related assumptions, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Exchange Act. Forward-looking statements may include words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "should" and other words and terms of similar meaning. Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements include:

     - the effects of weather and other natural phenomena on our operations, demand for our services and energy prices;

     - competition from other U.S. and Canadian energy suppliers and transporters as well as alternative forms of energy;

     - the timing and extent of changes in commodity prices for natural gas, natural gas liquids, electricity and crude oil;

     - impact on drilling and production by factors beyond our control, including the demand for natural gas and refinery-grade crude oil; producers' desire and ability to obtain necessary permits; reserve performance; and capacity constraints on the pipelines that transport natural gas, crude oil and natural gas liquids from producing areas and our facilities;

     - risks of trading and hedging activities as a result of changes in energy prices or the financial condition of our counterparties;

     - the ability to recover operating costs and amounts equivalent to income taxes, costs of property, plant and equipment and regulatory assets in our FERC-regulated rates;

     - the timely receipt of approval by the FERC for construction and operation of our interstate natural gas pipeline projects and required regulatory clearances; our ability to acquire all necessary rights-of-way and obtain agreements for interconnects in a timely manner, and our ability to promptly obtain all necessary materials and supplies required for construction;

     - the impact of unsold and discounted capacity on Northern Border Pipeline being greater than expected;

     -    the ability to market pipeline capacity on favorable terms;

     - orders by the FERC related to Northern Border Pipeline's November 2005 rate case which are significantly different than our assumptions;

     - risks associated with adequate supply to our gathering, processing, fractionation and pipeline facilities, including production declines which outpace new drilling;

     - impact of a potential impairment charge if we are unable to renew our coal slurry pipeline contract;

     - the effects of changes in governmental policies and regulatory actions, including changes with respect to income taxes, environmental compliance, authorized rates or recovery of gas costs;

     - the results of administrative proceedings and litigation, regulatory actions and receipt of expected clearances involving regulatory authorities or any other local, state or federal regulatory body, including the FERC;

     -    actions by rating agencies concerning our credit ratings;

     - the impact of unforeseen changes in interest rates, equity markets, inflation rates, economic recession and other external factors over which we have no control, including the effect on pension expense and funding resulting from changes in stock and bond market returns;

     - our ability to access capital at competitive rates or on terms acceptable to us;

     -    demand for our services in the proximity of our facilities;

     -    the profitability of assets or businesses acquired by us;

     - the risk that material weaknesses or significant deficiencies in our internal control over financial reporting could emerge or that minor problems could become significant;

     -    the impact and outcome of pending and future litigation;

     - our ability to successfully integrate the operations of the assets acquired from ONEOK with our current operations;

     -    performance of contractual obligations by our customers;

     -    ability to control operating costs; and

     - acts of nature, sabotage, terrorism or other similar acts that cause damage to our facilities or our suppliers' or shippers' facilities.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other factors could also have material adverse effects on our future results. These and other risks are described in greater detail in this quarterly report under Item 1A, "Risk Factors," and under Item 1A, "Risk Factors," in our annual report on Form 10-K for the year ended December 31, 2005. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Other than as required under securities laws, we undertake no obligation to update publicly any forward-looking statement whether as a result of new information, subsequent events or change in circumstances, expectations or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

OVERVIEW

Our exposure to market risk discussed below includes forward-looking statements and represents an estimate of possible changes in future earnings that would occur assuming hypothetical future movements in interest rates or commodity prices. Our views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur since actual gains and losses will differ from those estimated based on actual fluctuations in interest rates or commodity prices and the timing of transactions.

We are exposed to market risk due to interest rate and commodity price volatility. Market risk is the risk of loss arising from adverse changes in market rates and prices. We utilize financial instruments, including forwards, swaps, collars and futures, to manage the risks of certain identifiable or anticipated transactions and achieve a more predictable cash flow. Our risk management function follows established policies and procedures to monitor interest rates and natural gas and natural gas liquids marketing activities to ensure our hedging activities mitigate market risks. We do not use financial instruments for trading purposes.

INTEREST RATE RISK

We utilize both fixed- and variable-rate debt and are exposed to market risk due to the floating interest rates on our credit facilities. We regularly assess the impact of interest rate fluctuations on future cash flows and evaluate hedging opportunities to mitigate our interest rate risk. As of March 31, 2006, we and Northern Border Pipeline had $388 million of variable-rate debt outstanding, $150 million of which we converted from fixed-rate to variable-rate debt through interest rate swap agreements. Primarily as a result of the transactions described in this section under "Recent Developments," our variable-rate debt outstanding increased to $1,506 million as of May 1, 2006, $150 million of which we converted from fixed-rate to variable-rate debt through interest rate swap agreements.

If interest rates increased 1% on our borrowings outstanding as of May 1, 2006, our annual consolidated interest expense would increase and our projected consolidated income before income taxes would decrease by approximately $15 million.

COMMODITY PRICE RISK

Our Interstate Natural Gas Pipeline segment and the recently acquired pipelines and storage assets are exposed to commodity price risk because our interstate and intrastate pipelines collect natural gas from their customers as part of their fee for services provided. When the amount of natural gas utilized in operations by these pipelines differs from the amount provided by their customers, the pipelines must buy or sell natural gas, or use natural gas from inventory, and are exposed to commodity price risk. We have not entered into any hedges with respect to our interstate and intrastate pipeline operations.

Our recently acquired natural gas liquids assets are exposed to commodity price risk primarily as a result of natural gas liquids in storage, spread risk associated with the relative values of the various components of the natural gas liquids stream and the relative value of natural gas liquids purchases at one location and sale at another location, known as basis risk. We have not entered into any hedges with respect to our natural gas liquids marketing activities.

Our Natural Gas Gathering and Processing segment receives a significant portion of its revenue from the sale of commodities in exchange for gathering and processing services and is exposed to market risk due to changes in natural gas and natural gas liquids prices. To minimize earnings volatility related to natural gas and natural gas liquids price fluctuations, we may enter into commodity financial instruments, including NYMEX contracts, fixed price swaps and collars, which are all designated as cash flow hedges.

As of March 31, 2006, we hedged a portion of our projected natural gas and natural gas liquids volumes for the remainder of 2006 as follows:

                                                    NINE MONTHS ENDED       WEIGHTED
                                                    DECEMBER 31, 2006    AVERAGE HEDGE
HEDGED COMMODITY                    INSTRUMENT        HEDGED VOLUME      PRICE PER UNIT
----------------                 ----------------   -----------------   ---------------
Natural Gas (in MMBtu/d)         Collar                   5,236          $6.15 - $11.00
Natural Gas (in MMBtu/d)         Fixed Price Swap         7,000                   $7.87
Natural Gas Liquids (in Bbl/d)   Collar                     818         $52.08 - $60.06
Natural Gas Liquids (in Bbl/d)   Fixed Price Swap         1,354                  $43.81

Our commodity price market risk, excluding the effects of hedging, is estimated as a hypothetical decrease in the price of natural gas and natural gas liquids at March 31, 2006. We estimate that a $1.00 per MMBtu decrease in the weighted average price of natural gas would increase annual net income by approximately $11 million. We estimate that a $0.10 per gallon decrease in the weighted average price of natural gas liquids would decrease annual net income by approximately $30 million.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on their evaluation, they concluded that as of March 31, 2006, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the first quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In May 2006, Northern Border Pipeline is implementing system modifications to meet new transaction billing requirements in conjunction with its rate case. This activity will cause changes to Northern Border Pipeline's internal control over financial reporting during the second quarter of 2006.

During the fourth quarter of 2005, we began implementing a new contracting and billing system to support the Natural Gas Gathering and Processing segment. The new system will automate certain transactional processes, including scheduling, plant allocations and invoicing, that are currently handled manually. Implementation is scheduled to take place during the third quarter of 2006, at which time we will have changes to our internal control over financial reporting.

In April 2006, we entered into a services agreement with ONEOK and also acquired all of ONEOK's gas gathering and processing, natural gas liquids and pipeline and storage assets. In addition, ONEOK now owns 100% of our general partnership interest. As a result of these activities and the integration of the operations of the ONEOK acquired assets with our existing operations, there could be changes to our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

WILL PRICE, ET AL. V. GAS PIPELINES, ET AL. (F/K/A QUINQUE OPERATING COMPANY, ET AL. V. GAS PIPELINES, ET AL.), 26TH JUDICIAL DISTRICT, DISTRICT COURT OF STEVENS COUNTY, KANSAS, CIVIL DEPARTMENT, CASE NO. 99C30 (PRICE I).

Plaintiffs brought suit on May 28, 1999, against MidContinent Market Center, Inc., ONEOK Field Services Company, ONEOK WesTex Transmission, L.P., and ONEOK Hydrocarbon, L.P. (formerly Koch Hydrocarbon, LP), all of which were recently acquired by us, as well as approximately 225 other defendants. Plaintiffs sought class certification for their claims that the defendants had underpaid gas producers and royalty owners throughout the United States by intentionally understating both the volume and the heating content of purchased gas. After extensive briefing and a hearing, the court refused to certify the class sought by the plaintiffs. Plaintiffs then filed an amended petition limiting the purported class to gas producers and royalty owners in Kansas, Colorado and Wyoming and limiting the claim to under measurement of volumes. Oral argument on the plaintiffs' motion to certify this suit as a class action was conducted on April 1, 2005. The court has not yet ruled on the class certification issue.

WILL PRICE AND STIXON PETROLEUM, ET AL. V. GAS PIPELINES, ET AL., 26TH JUDICIAL DISTRICT, DISTRICT COURT OF STEVENS COUNTY, KANSAS, CIVIL DEPARTMENT, CASE NO. 03C232 (PRICE II).

This action was filed by the plaintiffs on May 12, 2003, after the court had denied class status in Price I. Plaintiffs claim that 21 groups of defendants, including MidContinent Market Center, Inc., ONEOK Field Services Company, ONEOK WesTex Transmission, L.P., and ONEOK Hydrocarbon, L.P. (formerly Koch Hydrocarbon, LP), all of which were recently acquired by us, intentionally underpaid gas producers and royalty owners by understating the heating content of purchased gas in Kansas, Colorado and Wyoming. Price II has been consolidated with Price I for the determination of whether either or both cases may properly be certified as class actions. Oral argument on the plaintiffs' motion to certify this suit as a class action was conducted on April 1, 2005. The court has not yet ruled on the class certification issue.

PRAXAIR, INC. V. ONEOK FIELD SERVICES COMPANY, ET AL., DISTRICT COURT OF ELLSWORTH COUNTY, KANSAS, CASE NO. 04-C-17.

Plaintiff is alleging that ONEOK Field Services Company and ONEOK Bushton Processing, Inc. wrongfully declared force majeure under its agreement with Plaintiff for delivery of helium. Plaintiff's initial petition filed in March 2004 claimed damages for breach of contract and breach of good faith and fair dealing in excess of $20 million. Discovery phase of the proceeding is still underway. In late March 2006, the plaintiff increased its damage claim to $41.5 million. Trial is scheduled to begin October 10, 2006.

ITEM 1A. RISK FACTORS

The following new or modified risk factors, most of which relate to the assets and businesses acquired from ONEOK, should be read in conjunction with the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2005:

RISKS INHERENT IN OUR BUSINESS

THE VOLATILITY OF NATURAL GAS AND NATURAL GAS LIQUIDS PRICES COULD ADVERSELY AFFECT OUR CASH FLOW.

A significant portion of our natural gas gathering and processing revenue is derived from the sale of commodities we retain for our gathering and processing services. Additionally, certain of our gas gathering and processing assets recently acquired in Oklahoma and Kansas have "keep whole" processing contracts, under which we extract natural gas liquids and return to the producer volumes of merchantable natural gas containing the same amount of Btus that were removed as natural gas liquids. This type of contract exposes us to the keep whole spread, or gross processing spread, which is the relative difference in the prices of natural gas liquids and natural gas on a Btu basis. As a result, we are sensitive to natural gas and natural gas liquids price fluctuations. Natural gas and natural gas liquids prices have been and are likely to continue to be volatile in the future. The recent record high natural gas and natural gas liquids prices may not continue and could drop precipitously in a short period of time. The prices of natural gas and natural gas liquids are subject to wide fluctuations in response to a variety of factors beyond our control, including the following:

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

WE DO NOT FULLY HEDGE AGAINST PRICE CHANGES IN COMMODITIES. THIS COULD RESULT IN DECREASED REVENUES AND INCREASED COSTS, THEREBY RESULTING IN LOWER MARGINS AND ADVERSELY AFFECTING OUR RESULTS OF OPERATIONS.

Our businesses are exposed to market risk and the impact of market fluctuations in natural gas, natural gas liquids, crude oil and power prices. Market risk refers to the risk of loss in cash flows and future earnings arising from adverse changes in commodity energy prices. Our primary exposure arises from natural gas liquids in storage utilized by our natural gas liquids operations and the difference between natural gas and natural gas liquids prices with respect to our keep whole processing agreements. To minimize the risk from market fluctuations in natural gas, natural gas liquids and crude oil prices, we use commodity derivative instruments such as futures contracts, swaps and options to manage the market risk of existing or anticipated purchases and sales of natural gas, natural gas liquids and crude oil. However, we do not fully hedge against commodity price changes and we therefore retain some exposure to market risk. We adhere to policies and procedures that limit our exposure to market risk from open positions and that monitor our market risk exposure.

IF THE LEVEL OF DRILLING AND PRODUCTION IN OKLAHOMA, KANSAS, THE PANHANDLE OF TEXAS AND THE WILLISTON, POWDER RIVER AND WIND RIVER BASINS SUBSTANTIALLY DECLINES, OUR GATHERING AND PROCESSING VOLUMES AND REVENUE COULD DECLINE.

Our ability to maintain or expand our natural gas gathering and processing business depends largely on the level of drilling and production in the areas where our gathering and processing facilities are located, which include Oklahoma, Kansas, the panhandle of Texas and the Williston, Powder River and Wind River Basins. Drilling and production are impacted by factors beyond our control, including:

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

PIPELINE INTEGRITY PROGRAMS AND REPAIRS MAY IMPOSE SIGNIFICANT COSTS AND LIABILITIES.

In December 2003, the U.S. Department of Transportation issued a final rule requiring pipeline operators to develop integrity management programs for our interstate natural gas and natural gas liquids pipelines located near "high consequence areas," where a leak or rupture could do the most harm. The final rule requires operators to perform ongoing assessments of pipeline integrity; identify and characterize applicable threats to pipeline segments that could impact a high consequence area; improve data collection, integration and analysis; repair and remediate the pipeline as necessary; and implement preventive and mitigating actions. The final rule incorporates the requirements of the Pipeline Safety Improvement Act of 2002 and became effective in January 2004. The results of these testing programs could cause us to incur significant capital and operating expenditures in response to repair, remediation, preventative or mitigating actions that are determined to be necessary.

A DOWNGRADE OF OUR CREDIT RATING MAY REQUIRE US TO OFFER TO REPURCHASE OUR SENIOR NOTES OR IMPAIR OUR ABILITY TO ACCESS CAPITAL.

We could be required to offer to repurchase certain of our senior notes at par value, plus any associated penalties and premiums, if Moody's Investor Services or Standard & Poor's Rating Services rate our senior notes below investment grade. We may not have sufficient cash on hand to repurchase the senior notes at par value, which may cause us to borrow money under our credit facilities or seek alternative financing sources to finance the repurchase. We could also face difficulties accessing capital or our borrowing costs could increase, impacting our ability to obtain financing for acquisitions or capital expenditures and to refinance indebtedness, including refinancing the amount outstanding under our 364-day credit agreement used to purchase the assets from ONEOK.

WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE THE OPERATIONS OF THE ONEOK SUBSIDIARIES THAT WE ACQUIRED WITH OUR CURRENT OPERATIONS.

The integration of the operations of the ONEOK subsidiaries that we recently acquired with our current operations will be a complex, time-consuming and costly process. Failure to timely and successfully integrate the operations of the ONEOK subsidiaries may have a material adverse effect on our business, financial condition and results of operations. Integrating the ONEOK operations will present challenges to our management, including:

     - operating a significantly larger combined company with operations in new geographic areas;

     - managing relationships with new customers for whom we have not previously provided services;

     - integrating personnel with diverse backgrounds and organizational cultures;

     - experiencing operational interruptions or the loss of key employees, customers or suppliers;

     - inefficiencies and complexities that may arise due to unfamiliarity with the new operations and the businesses associated with them, including with their markets;

     - assimilating the operations, technologies, services and products of the acquired operations;

     - incurring additional costs related to reorganization, severance, and relocation of employees;

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

THE ISSUANCE OF CLASS B UNITS TO ONEOK IN CONNECTION WITH THE ACQUISITION OF CERTAIN OF ITS SUBSIDIARIES WILL DILUTE OUR CURRENT UNITHOLDERS' OWNERSHIP INTERESTS UPON THE CONVERSION OF THE CLASS B UNITS TO COMMON UNITS.

In connection with the acquisition of certain ONEOK subsidiaries, we issued approximately 36.5 million Class B units representing limited partner interests in us to ONEOK. The Class B units will convert to common units on a one-for-one basis at the holder's option upon the requisite approval of such conversion by our unitholders at a special meeting of unitholders, or automatically upon the requisite approval of both the conversion and certain amendments to our partnership agreement by our unitholders at a special meeting of unitholders. The conversion of the Class B units will have the following effects:

     -    our unitholders' proportionate ownership interest in us will decrease;

     -    the distributions on each common unit may decrease;

     - the relative voting strength of each previously outstanding common unit may be diminished; and

     -    the market price of the common units may decline.

In addition, ONEOK may, from time to time, sell all or a portion of its common units. Sales of substantial amounts of their common units, or the anticipation of such sales, could lower the market price of our common units and may make it more difficult for us to sell our equity securities in the future at a time and price that we deem appropriate.

RISKS INHERENT IN AN INVESTMENT IN US

WE DO NOT OPERATE ALL OF OUR ASSETS NOR DO WE DIRECTLY EMPLOY ANY OF THE PERSONS RESPONSIBLE FOR PROVIDING US WITH ADMINISTRATIVE, OPERATING AND MANAGEMENT SERVICES. THIS RELIANCE ON OTHERS TO OPERATE OUR ASSETS AND TO PROVIDE OTHER SERVICES COULD ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.

We rely on ONEOK, Northern Plains and NBP Services to provide us with administrative, operating and management services. We have a limited ability to control our operations or the associated costs of such operations. The success of these operations depends on a number of factors that are outside our control, including the competence and financial resources of the provider. ONEOK, Northern Plains and NBP Services may outsource some or all of these services to third parties, and a failure to perform by these third-party providers could lead to delays in or interruptions of these services. Should ONEOK, Northern Plains or NBP Services not perform their respective contractual obligations, we may have to contract elsewhere for these services, which may cost more than we are currently paying. In addition, we may not be able to obtain the same level or kind of service or retain or receive the services in a timely manner, which may impact our ability to perform under our transportation contracts and negatively affect our business and operating results. Our reliance on ONEOK, Northern Plains, NBP Services and the third-party providers with which they contract, together with our limited ability to control certain costs, could harm our business and results of operations.

THE PARTNERSHIP POLICY COMMITTEE, OUR GENERAL PARTNERS AND THEIR AFFILIATES HAVE CONFLICTS OF INTEREST AND LIMITED FIDUCIARY DUTIES, WHICH MAY PERMIT THEM TO FAVOR THEIR OWN INTERESTS.

ONEOK owns 100% of our general partner interests and a 43.7% limited partner interest in us. Although ONEOK, through the Partnership Policy Committee, has a fiduciary duty to manage us in a manner beneficial to us and our unitholders, the board of directors of ONEOK has a fiduciary duty to manage our general partners in a manner beneficial to ONEOK. Some members of our Partnership Policy Committee are also members of ONEOK's board of directors. Conflicts of interest may arise between our general partners and their affiliates and us and our unitholders. In resolving these conflicts, our general partners may favor their own interests and the interests of their respective affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

     - the Partnership Policy Committee and our general partners, which are owned by ONEOK, are allowed to take into account the interests of parties other than us in resolving conflicts of interest, which has the effect of limiting their fiduciary duty to our unitholders;

     - the respective affiliates of our general partners may engage in competition with us;

     - our partnership agreement limits the liability and reduces the fiduciary duties of the members of the Partnership Policy Committee and of our general partners and also restricts the remedies available to our unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty;

     - the Partnership Policy Committee determines the amount and timing of our cash reserves, asset purchases and sales, capital expenditures, borrowings and issuances of additional partnership securities, each of which can affect the amount of cash that is distributed to our unitholders;

     - the Partnership Policy Committee approves the amount and timing of any capital expenditures and determines whether they are maintenance capital expenditures or growth capital expenditures, which can affect the amount of cash that is distributed to our unitholders;

     - the Partnership Policy Committee may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make incentive distributions;

     - the Partnership Policy Committee determines which costs incurred by them, our general partners and their respective affiliates are reimbursable by us;

     - our partnership agreement does not restrict the members of the Partnership Policy Committee from causing us to pay them, our general partners or their respective affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf;

     - our general partners may exercise their limited right to call and purchase common units if they and their respective affiliates own more than 80% of the common units; and

     - the Partnership Policy Committee decides whether to retain separate counsel, accountants or others to perform services for us.

OUR GENERAL PARTNERS AND THEIR AFFILIATES MAY COMPETE DIRECTLY WITH US AND HAVE NO OBLIGATION TO PRESENT BUSINESS OPPORTUNITIES TO US.

ONEOK and their affiliates are not prohibited from owning assets or engaging in businesses that compete directly or indirectly with us. ONEOK may acquire, construct or dispose of additional midstream or other assets in the future without any obligation to offer us the opportunity to purchase or construct any of those assets. In addition, under our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, will not apply to ONEOK and its affiliates. As a result, neither ONEOK nor any of its affiliates has any obligation to present business opportunities to us.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this quarterly report on Form 10-Q:

#2.1 Contribution Agreement by and among ONEOK, Inc., Northern Border Partners,
     L.P. and Northern Border Intermediate Limited Partnership dated February 14, 2006 (incorporated by reference to Exhibit 2.1 to Northern Border Partners, L.P.'s Form 10-K filed on March 7, 2006 (File No. 1-12202)).

#2.2 First Amendment to Contribution Agreement by and among ONEOK, Inc.,
     Northern Border Partners, L.P. and Northern Border Intermediate Limited Partnership dated April 6, 2006 (incorporated by reference to Exhibit 2.2 to Northern Border Partners, L.P.'s Form 8-K filed on April 12, 2006 (File No. 1-12202)).

#2.3 Purchase and Sale Agreement by and between ONEOK, Inc. and Northern Border
     Partners, L.P. dated February 14, 2006 (incorporated by reference to
     Exhibit 2.2 to Northern Border Partners, L.P.'s Form 10-K filed on March 7, 2006 (File No. 1-12202)).

#2.4 First Amendment to Purchase and Sale Agreement by and between ONEOK, Inc.
     and Northern Border Partners, L.P. dated April 6, 2006 (incorporated by reference to Exhibit 2.4 to Northern Border Partners, L.P.'s Form 8-K filed on April 12, 2006 (File No. 1-12202)).

#2.5 Partnership Interest Purchase and Sale Agreement by and between Northern
     Border Intermediate Limited Partnership and TC Pipeline Intermediate Limited Partnership dated as of December 31, 2005 (incorporated by reference to Exhibit 2.3 to Northern Border Partners, L.P.'s Form 10-K filed on March 7, 2006 (File No. 1-12202)).

#2.6 Purchase and Sale Agreement by and among Wisconsin Energy Corporation and
     WPS Investments, LLC and Northern Border Intermediate Limited Partnership dated as of March 30, 2006 (incorporated by reference to Exhibit 2.1 to Northern Border Partners, L.P. Form 8-K filed March 30, 2006 (File No. 1-2202)).

3.1 Amended and Restated Agreement of Limited Partnership of Northern Border Partners, L.P. dated October 1, 1993 (incorporated by reference to Exhibit
     3.2 to Northern Border Partners, L.P.'s Form 10-K for the year ended December 31, 2004 (File No. 1-12202)).

3.2 Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Northern Border Partners, L.P. dated April 6, 2006.

4.1 Form of Class B unit certificate (incorporated by reference to Exhibit 4.1 to Northern Border Partners, L.P.'s Form 8-K filed on April 12, 2006 (File No. 1-12202)).

10.1 364-Day Credit Agreement dated April 6, 2006, by and among Northern Border Partners, L.P., the several banks and other financial institutions and lenders from time to time party hereto, SunTrust Bank, as Administrative Agent, Citicorp North America, Inc., as Syndication Agent and Bank of Montreal (doing business as Harris Nesbitt), UBS Loan Finance LLC, and Wachovia Bank, National Association, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Northern Border Partners, L.P.'s Form 8-K filed on April 12, 2006 (File No. 1-12202)).

10.2 First Amended and Restated General Partnership Agreement of Northern Border Pipeline Company dated April 6, 2006 by and between Northern Border Intermediate Limited Partnership and TC Pipelines Intermediate Limited Partnership (incorporated by reference to Exhibit 3.1 to Northern Border Pipeline Company's Form 8-K filed April 12, 2006 (File No. 333-87753)).

10.3 Services Agreement dated April 6, 2006, by and among ONEOK, Inc., Northern Plains Natural Gas Company, LLC, NBP Services, LLC, Northern Border Partners, L.P. and Northern Border Intermediate Limited Partnership (incorporated by reference to Exhibit 10.3 to Northern Border Partners, L.P.'s Form 8-K filed on April 12, 2006 (File No. 1-12202)).

10.4 Consent and Amendment to Operating Agreement dated April 6, 2006, by and between Northern Border Pipeline Company and Northern Plains Natural Gas Company, LLC (incorporated by reference to Exhibit 10.2 to Northern Border Pipeline Company's Form 8-K filed April 12, 2006 (File No. 333-87753)).

10.5 Operating Agreement dated April 6, 2006, by and between Northern Border Pipeline Company and TransCan Northwest Border Ltd. (incorporated by reference to Exhibit 10.3 to Northern Border Pipeline Company's Form 8-K filed April 12, 2006 (File No. 333-87753)).

10.6 Amended and Restated Revolving Credit Agreement dated March 30, 2006, among Northern Border Partners, L.P., the lenders from time to time party thereto; SunTrust Bank, as administrative agent; Wachovia Bank, National Association, as Syndication Agent; Harris Nesbit Financing, Inc., Barclays Bank PLC and Citibank, N.A., as Co-Documentation Agents. (incorporated by reference to Exhibit 10.1 to Northern Border Partners, L.P. Form 8-K filed March 31, 2006 (File No. 1-2202)).

10.7 The First Amendment to Revolving Credit Agreement dated March 29, 2006, among Northern Border Pipeline Company, the lenders from time to time party thereto; Wachovia Bank, National Association, as Administrative Agent; SunTrust Bank, as syndication agent; and Harris Nesbit Financing, Inc., Barclays Bank PLC, and Citibank, N.A., as co-documentation agents (incorporated by reference to Exhibit 10.1 to Northern Border Pipeline Company's Form 8-K filed April 4, 2006 (File No. 333-87753)).

+31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

+31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

+32.1 Section 1350 Certification of Chief Executive Officer.

+32.2 Section 1350 Certification of Chief Financial Officer.

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

# Northern Border Partners agrees to furnish supplementally to the SEC, upon request, any schedules and exhibits to this agreement, as set forth in the Table of Contents of the agreement, that have not been filed herewith pursuant to Item 601(b)(2) of Regulation S-K.

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

                                        NORTHERN BORDER PARTNERS, L.P.
                                        (A Delaware Limited Partnership)


Date: May 4, 2006                       By: /s/ Jim Kneale
                                            ------------------------------------
                                            Jim Kneale
                                            Chief Financial Officer
                                            (Signing on behalf of the Registrant
                                            and as Chief Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.                         DESCRIPTION OF EXHIBIT
-----------                         ----------------------
#2.1          Contribution Agreement by and among ONEOK, Inc., Northern Border
              Partners, L.P. and Northern Border Intermediate Limited
              Partnership dated February 14, 2006 (incorporated by reference to
              Exhibit 2.1 to Northern Border Partners, L.P.'s Form 10-K filed on
              March 7, 2006 (File No. 1-12202)).

#2.2          First Amendment to Contribution Agreement by and among ONEOK,
              Inc., Northern Border Partners, L.P. and Northern Border
              Intermediate Limited Partnership dated April 6, 2006 (incorporated by reference to Exhibit 2.2 to Northern Border Partners, L.P.'s
              Form 8-K filed on April 12, 2006 (File No. 1-12202)).

#2.3          Purchase and Sale Agreement by and between ONEOK, Inc. and
              Northern Border Partners, L.P. dated February 14, 2006
              (incorporated by reference to Exhibit 2.2 to Northern Border
              Partners, L.P.'s Form 10-K filed on March 7, 2006 (File No.
              1-12202)).

#2.4          First Amendment to Purchase and Sale Agreement by and between
              ONEOK, Inc. and Northern Border Partners, L.P. dated April 6, 2006
              (incorporated by reference to Exhibit 2.4 to Northern Border
              Partners, L.P.'s Form 8-K filed on April 12, 2006 (File No.
              1-12202)).

#2.5          Partnership Interest Purchase and Sale Agreement by and between
              Northern Border Intermediate Limited Partnership and TC Pipeline
              Intermediate Limited Partnership dated as of December 31, 2005
              (incorporated by reference to Exhibit 2.3 to Northern Border
              Partners, L.P.'s Form 10-K filed on March 7, 2006 (File No.
              1-12202)).

#2.6          Purchase and Sale Agreement by and among Wisconsin Energy
              Corporation and WPS Investments, LLC and Northern Border
              Intermediate Limited Partnership dated as of March 30, 2006
              (incorporated by reference to Exhibit 2.1 to Northern Border
              Partners, L.P. Form 8-K filed March 30, 2006 (File No. 1-2202)).

3.1           Amended and Restated Agreement of Limited Partnership of Northern
              Border Partners, L.P. dated October 1, 1993 (incorporated by reference to Exhibit 3.2 to Northern Border Partners, L.P.'s Form
              10-K for the year ended December 31, 2004 (File No. 1-12202)).

3.2           Amendment No. 1 to Amended and Restated Agreement of Limited
              Partnership of Northern Border Partners, L.P. dated April 6, 2006.

4.1 Form of Class B unit certificate (incorporated by reference to Exhibit 4.1 to Northern Border Partners, L.P.'s Form 8-K filed on
              April 12, 2006 (File No. 1-12202)).

10.1          364-Day Credit Agreement dated April 6, 2006, by and among
              Northern Border Partners, L.P., the several banks and other financial institutions and lenders from time to time party hereto, SunTrust Bank, as Administrative Agent, Citicorp North America,
              Inc., as Syndication Agent and Bank of Montreal (doing business as
              Harris Nesbitt), UBS Loan Finance LLC, and Wachovia Bank, National
              Association, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Northern Border Partners, L.P.'s Form 8-K filed on April 12, 2006 (File No. 1-12202)).

10.2          First Amended and Restated General Partnership Agreement of
              Northern Border Pipeline Company dated April 6, 2006 by and between Northern Border Intermediate Limited Partnership and TC
              Pipelines Intermediate Limited Partnership (incorporated by reference to Exhibit 3.1 to Northern Border Pipeline Company's
              Form 8-K filed April 12, 2006 (File No. 333-87753)).

10.3          Services Agreement dated April 6, 2006, by and among ONEOK, Inc.,
              Northern Plains Natural Gas Company, LLC, NBP Services, LLC,
              Northern Border Partners, L.P. and Northern Border Intermediate
              Limited Partnership (incorporated by reference to Exhibit 10.3 to
              Northern Border Partners, L.P.'s Form 8-K filed on April 12, 2006
              (File No. 1-12202)).

10.4 Consent and Amendment to Operating Agreement dated April 6, 2006, by and between Northern Border Pipeline Company and Northern
              Plains Natural Gas Company, LLC (incorporated by reference to
              Exhibit 10.2 to Northern Border Pipeline Company's Form 8-K filed
              April 12, 2006 (File No. 333-87753)).

10.5          Operating Agreement dated April 6, 2006, by and between Northern
              Border Pipeline Company and TransCan Northwest Border Ltd.
              (incorporated by reference to Exhibit 10.3 to Northern Border
              Pipeline Company's Form 8-K filed April 12, 2006 (File No.
              333-87753)).

10.6          Amended and Restated Revolving Credit Agreement dated March 30,
              2006, among Northern Border Partners, L.P., the lenders from time to time party thereto; SunTrust Bank, as administrative agent;
              Wachovia Bank, National Association, as Syndication Agent; Harris
              Nesbit Financing, Inc., Barclays Bank PLC and Citibank, N.A., as
              Co-Documentation Agents. (incorporated by reference to Exhibit
              10.1 to Northern Border Partners, L.P. Form 8-K filed March 31,
              2006 (File No. 1-2202)).

10.7          The First Amendment to Revolving Credit Agreement dated March 29,
              2006, among Northern Border Pipeline Company, the lenders from time to time party thereto; Wachovia Bank, National Association, as Administrative Agent; SunTrust Bank, as syndication agent; and Harris Nesbit Financing, Inc., Barclays Bank PLC, and Citibank,
              N.A., as co-documentation agents (incorporated by reference to Exhibit 10.1 to Northern Border Pipeline Company's Form 8-K filed
              April 4, 2006 (File No. 333-87753)).

+31.1         Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

+31.2         Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

+32.1         Section 1350 Certification of Chief Executive Officer.

+32.2         Section 1350 Certification of Chief Financial Officer.

# Northern Border Partners agrees to furnish supplementally to the SEC, upon request, any schedules and exhibits to this agreement, as set forth in the Table of Contents of the agreement, that have not been filed herewith pursuant to Item 601(b)(2) of Regulation S-K.

+    Filed herewith