Form 10-Q
period 2006-09-30
ONEOK Partners LP
filed 2006-11-03
CIK 909281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission file number 1-12202

ONEOK PARTNERS, L.P.

(Exact name of registrant as specified in its charter)

Delaware	93-1120873
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 West Fifth Street, Tulsa, OK	74103-4298
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (918) 588-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒                                                      Accelerated filer  ☐                                                 Non-accelerated filer  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2006
Common units	46,397,214 units
Class B units	36,494,126 units

ONEOK PARTNERS, L.P.

QUARTERLY REPORT ON FORM 10-Q

In this Quarterly Report, references to “we,” “us,” “our” or the “Partnership” refer to ONEOK Partners, L.P. and its subsidiary, ONEOK Partners Intermediate Limited Partnership and its subsidiaries, formerly known as Northern Border Partners, L.P. and Northern Border Intermediate Limited Partnership, respectively.

The statements in this Quarterly Report that are not historical information, including statements concerning plans and objectives of management for future operations, economic performance or related assumptions, are forward-looking statements. Forward-looking statements may include words such as “anticipate,” “estimate,” “plan,” “expect,” “project,” “intend,” “believe,” “should” and other words and terms of similar meaning. Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under Part II, Item 1A, “Risk Factors,” in our Quarterly Reports and under Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Glossary

The abbreviations, acronyms, and industry terminology used in this Quarterly Report are defined as follows:

Bbl	Barrels, equivalent to 42 United States gallons
Bbl/d	Barrels per day
BBtu/d	Billion British thermal units per day
Bcf/d	Billion cubic feet per day
Bighorn Gas Gathering	Bighorn Gas Gathering, L.L.C.
Black Mesa	Black Mesa Pipeline, Inc.
Btu	British thermal units
CPUC	California Public Utility Commission
Crestone Energy	Crestone Energy Ventures, L.L.C.
Dth	Dekatherm
EITF	Emerging Issues Task Force
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation
Fort Union Gas Gathering	Fort Union Gas Gathering, L.L.C.
GAAP	United States generally accepted accounting principles
Guardian Pipeline	Guardian Pipeline, L.L.C.
ILP GP	ONEOK ILP GP, L.L.C., a wholly-owned subsidiary of ONEOK, Inc.
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly- owned subsidiary of ONEOK Partners, L.P.
IRS	Internal Revenue Service
KDHE	Kansas Department of Health and Environment
LIBOR	London Interbank Offered Rate
Lost Creek Gathering	Lost Creek Gathering Company, L.L.C.
MBbl/d	Thousand barrels per day
Midwestern Gas Transmission	Midwestern Gas Transmission Company
MMBtu	Million British thermal units
MMBtu/d	Million British thermal units per day
MMcf	Million cubic feet
MMcf/d	Million cubic feet per day
NBP Services	NBP Services, LLC, a subsidiary of ONEOK
NGL	Natural gas liquids
Northern Border Pipeline	Northern Border Pipeline Company
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
OBPI	ONEOK Bushton Processing Inc.
ONEOK	ONEOK, Inc.
ONEOK NB	ONEOK NB Company, formerly known as Northwest Border Pipeline Company, a ONEOK subsidiary
ONEOK Partners GP	ONEOK Partners GP, L.L.C., formerly known as Northern Plains Natural Gas Company, LLC, a ONEOK subsidiary
Overland Pass Pipeline Company	Overland Pass Pipeline Company LLC
SAB	Staff Accounting Bulletin
SCE	Southern California Edison Company
SEC	Securities and Exchange Commission
Statement	Statement of Financial Accounting Standards
TC PipeLines	TC PipeLines Intermediate Limited Partnership, a subsidiary of TC PipeLines, LP
TransCanada	TransCanada Corporation
Trunk gathering system	Large diameter pipeline running through a production area to which smaller individual gathering systems are connected
Viking Gas Transmission	Viking Gas Transmission Company

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK Partners, L.P. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2006	2005	2006	2005
	(Thousands of dollars, except per unit amounts)
Revenues
Operating revenue	$1,214,583	$183,023	$3,543,763	$492,819
Cost of sales and fuel	1,003,901	48,490	2,919,620	122,631
Net Margin	210,682	134,533	624,143	370,188
Operating Expenses
Operations and maintenance	67,423	29,069	201,631	86,073
Depreciation and amortization	27,516	20,401	94,269	63,249
Taxes other than income	8,106	10,215	23,019	29,016
Total Operating Expenses	103,045	59,685	318,919	178,338
Gain on Sale of Assets	-	-	114,865	-
Operating Income	107,637	74,848	420,089	191,850
Interest expense, net	32,670	22,096	99,891	64,634
Other income (expense):
Equity earnings from investments (Note I)	22,788	10,381	72,750	19,276
Other income	926	1,182	6,202	3,005
Other expense	(42)	263	(6,192)	(194)
Total Other Income, net	23,672	11,826	72,760	22,087
Minority interests in net income	134	13,853	2,272	34,671
Income from continuing operations before income taxes	98,505	50,725	390,686	114,632
Income taxes	283	1,887	25,761	3,783
Income from Continuing Operations	98,222	48,838	364,925	110,849
Discontinued operations, net of tax	-	(478)	-	270
Net Income to Partners	$98,222	$48,360	$364,925	$111,119
Limited partners' interest in net income:
Net income to partners	$98,222	$48,360	$364,925	$111,119
General partners' interest in net income	11,736	2,957	63,481	8,192
Limited Partners' Interest in Net Income	$86,486	$45,403	$301,444	$102,927
Limited partners' per unit net income:
Income from continuing operations	$1.04	$0.99	$4.26	$2.21
Discontinued operations, net of tax	-	(0.01)	-	0.01
Net income per unit	$1.04	$0.98	$4.26	$2.22
Number of Units Used in Computation (Thousands)	82,891	46,397	70,727	46,397

See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)	September 30, 2006	December 31, 2005
Assets	(Thousands of dollars)
Current Assets
Cash and cash equivalents	$55,894	$43,090
Accounts receivable, net	358,413	82,848
Gas and natural gas liquids in storage and imbalances	231,488	-
Commodity exchanges	190,533	-
Materials and supplies	17,636	7,273
Derivative financial instruments (Note F)	6,998	-
Prepaid expenses and other	5,450	5,211
Total Current Assets	866,412	138,422
Property, Plant and Equipment
Property, plant and equipment	3,355,534	3,000,720
Accumulated depreciation and amortization	646,638	1,082,210
Net Property, Plant and Equipment (Note C)	2,708,896	1,918,510
Investments and Other Assets
Investment in unconsolidated affiliates (Note I)	755,743	290,756
Goodwill and intangibles (Note G)	663,731	152,782
Other	35,647	27,296
Total Investments and Other Assets	1,455,121	470,834
Total Assets	$5,030,429	$2,527,766
Liabilities and Partners’ Equity
Current Liabilities
Current maturities of long-term debt (Note E)	$11,931	$2,194
Notes payable (Note D)	4,500	231,000
Derivative financial instruments (Note F)	7,041	4,571
Accounts payable	387,898	46,673
Commodity exchanges	291,095	-
Accrued taxes other than income	20,659	33,081
Accrued interest	8,545	17,446
Other	27,869	7,033
Total Current Liabilities	759,538	341,998
Long-term Debt, net of current maturities (Note E)	2,023,438	1,121,777
Minority Interests in Partners' Equity	5,479	274,510
Deferred Credits and Other Liabilities
Deferred income taxes	14,822	10,311
Derivative financial instruments (Note F)	3,244	2,362
Other liabilities	25,735	11,219
Total Deferred Credits and Other Liabilities	43,801	23,892
Commitments and Contingencies (Note L)
Partners’ Equity
General partners	53,682	17,341
Common units: 46,397,214 units issued and outstanding at September 30, 2006, and December 31, 2005	810,493	750,201
Class B units: 36,494,126 units issued and outstanding at September 30, 2006	1,331,329	-
Accumulated other comprehensive income (loss)	2,669	(1,953)
Total Partners’ Equity	2,198,173	765,589
Total Liabilities and Partners’ Equity	$5,030,429	$2,527,766

See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Unaudited)	2006	2005
	(Thousands of Dollars)
Operating Activities
Net income to partners	$364,925	$111,119
Depreciation and amortization	94,269	63,302
Minority interests in net income	2,272	34,671
Equity earnings from investments	(72,750)	(19,276)
Distributions received from investments	93,209	12,087
Gain on sale of assets	(114,865)	-
Non-cash gains on derivative financial instruments	(3,754)	(53)
Changes in components of working capital (net of acquisition effects):
Accounts receivable	69,659	(3,938)
Commodity exchange receivable	(57,374)	-
Inventories, prepaid expenses and other	1,773	(1,698)
Accounts payable and other current liabilities	36	4,405
Commodity exchange payable	56,606	-
Accrued taxes other than income	(993)	1,303
Accrued interest	2,623	5,506
Other	2,139	(4,791)
Cash Provided by Operating Activities	437,775	202,637
Investing Activities
Investments in unconsolidated affiliates	(8,404)	(6,884)
Acquisitions	(1,374,888)	-
Proceeds from sale of assets	297,273	-
Capital expenditures for property, plant and equipment	(114,788)	(39,526)
Increase in cash and cash equivalents for previously unconsolidated subsidiaries	7,496	-
Decrease in cash and cash equivalents for previously consolidated subsidiaries	(22,039)	-
Cash Used in Investing Activities	(1,215,350)	(46,410)
Financing Activities
Cash distributions:
General and limited partners	(173,462)	(119,718)
Minority interests	(351)	(43,775)
Cash flow retained by ONEOK (Note B)	(177,486)	-
Debt reacquisition costs	(3,628)	-
Issuance of long-term debt	1,397,328	-
Long-term debt financing costs	(12,027)	(1,382)
Retirement of long-term debt	(37,995)	(3,973)
Increases in short-term notes payable	1,530,000	114,000
Decreases in short-term notes payable	(1,732,000)	(101,000)
Payments upon termination of derivatives	-	(2,785)
Cash Provided by (Used in) Financing Activities	790,379	(158,633)
Change in Cash and Cash Equivalents	12,804	(2,406)
Cash and Cash Equivalents at Beginning of Period	43,090	33,980
Cash and Cash Equivalents at End of Period	$55,894	$31,574
Supplemental Cash Flow Information:
Cash Paid for interest, net of amount capitalized	$72,925	$64,615

See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY AND COMPREHENSIVE INCOME

(Unaudited)	General Partners	Common Units	Class B Units	Accumulated Other Comprehensive Income (Loss)	Total Partners' Equity
	(Thousands of Dollars)
December 31, 2005	$17,341	$750,201	$-	$(1,953)	$765,589
Net income to partners	63,481	182,317	119,127	-	364,925
Other comprehensive income (loss)				4,622	4,622

Total comprehensive income					369,547

Net income retained by ONEOK (Note B)	(35,818)	-	-	-	(35,818)
Issuance of 36,494,126 Class B units and contribution from general partners	25,446	-	1,246,871	-	1,272,317
Distributions paid	(16,768)	(122,025)	(34,669)	-	(173,462)
September 30, 2006	$53,682	$810,493	$1,331,329	$2,669	$2,198,173

See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.	ORGANIZATION AND MANAGEMENT

ONEOK Partners, L.P. is a publicly traded Delaware limited partnership that was formed in 1993. Our common units are listed on the NYSE under the trading symbol “OKS.”

Reorganization Agreement - On September 15, 2006, we entered into a Reorganization Agreement with the Intermediate Partnership, ONEOK Partners GP, our general partner, and the ILP GP. The Reorganization Agreement was entered into so that the Intermediate Partnership, as a 100 percent owned subsidiary, would not be subject to SEC reporting requirements; therefore, avoiding the administration burden and costs associated with being a reporting entity. Pursuant to the Reorganization Agreement, the equity ownership structure of the Intermediate Partnership was reorganized so that we became the 100 percent owner of the Intermediate Partnership. Subsequent to the formation of the ILP GP:

(i)	the Partnership contributed a 0.01 percent limited partner interest in the Intermediate Partnership to the ILP GP in exchange for all the membership interests in the ILP GP;
(ii)	the 0.01 percent limited partner interest in the Intermediate Partnership held by the ILP GP was converted into a 0.01 percent general partner interest in the Intermediate Partnership;
(iii)	the 1.0101 percent general partner interest in the Intermediate Partnership held by the general partner was converted into a 1.0101 percent limited partner interest in the Intermediate Partnership; and
(iv)	the general partner contributed to us its 1.0101 percent limited partner interest in the Intermediate Partnership in exchange for an increase in the general partner’s general partner percentage interest in us from one percent to two percent.

ONEOK Partners, L.P. Amended and Restated Partnership Agreement - Effective September 15, 2006, our general partner entered into a Third Amended and Restated Agreement of Limited Partnership of ONEOK Partners, L.P. (MLP Partnership Agreement) to amend and restate our previously existing partnership agreement, the principal differences of which are as follows:

•	to reflect that the general partner now owns a two percent general partner interest in us whereas it previously owned a combined two percent general partner interest in us and the Intermediate Partnership;
•	certain cross references and typographical errors made in the previously existing partnership agreement were corrected; and
•	certain unused definitions were deleted and new defined terms related to the transactions contemplated under the Reorganization Agreement were added.

In May 2006, our sole general partner, ONEOK Partners GP, entered into the Second Amended and Restated Agreement of Limited Partnership of ONEOK Partners, L.P. to amend and restate our previously existing partnership agreement, the principal differences of which are as follows. The amendment to the Partnership Agreement:

•	changes the name of Northern Border Partners, L.P. to ONEOK Partners, L.P.;
•	provides that we are managed by our sole general partner, ONEOK Partners GP;
•	replaces our previously existing Partnership Policy Committee and Audit Committee with the Board of Directors, Audit Committee and Conflicts Committee of ONEOK Partners GP; and
•	separates the functions of the Audit Committee, which will be a standing committee of the Board of Directors of ONEOK Partners GP, and the Conflicts Committee, which will not be a standing committee of the Board of Directors of ONEOK Partners GP.

ONEOK Partners Intermediate Limited Partnership Amended and Restated Partnership Agreement - Effective September 15, 2006, the ILP GP, as the successor general partner of the Intermediate Partnership, entered into Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of ONEOK Partners Intermediate Limited Partnership (“Amendment No. 1”) to amend the previously existing partnership agreement, the principal differences of which are as follows:

•	changes the general partner from ONEOK Partners GP to the ILP GP;

•	the percentage interest held by the general partner of the Intermediate Partnership was changed from a 1.0101 percent general partner interest to a 0.01 percent general partner interest; and
•	certain provisions and definitions were revised and added related to the transactions contemplated under the Reorganization Agreement.

ONEOK Partners GP, our sole general partner, is a wholly owned subsidiary of ONEOK. ONEOK owns an approximate 45.7 percent interest in us.

B.	ACQUISITIONS AND DIVESTITURES

Overland Pass Pipeline Company - In May 2006, we entered into an agreement with a subsidiary of The Williams Companies, Inc. (Williams) to form a joint venture called Overland Pass Pipeline Company. Overland Pass Pipeline Company will build a 750-mile natural gas liquids pipeline from Opal, Wyoming to the Mid-continent natural gas liquids market center in Conway, Kansas. The pipeline will be designed to transport approximately 110,000 Bbl/d of NGLs, which can be increased to approximately 150,000 Bbl/d with additional pump facilities if customers contract for that capacity. As the 99 percent owner of the joint venture, we will manage the construction project, advance all costs associated with construction and operate the pipeline. Within two years of the pipeline becoming operational, Williams has the option to increase its ownership up to 50 percent by reimbursing us for our proportionate share of all construction costs and, upon full exercise of that option, Williams would have the option to become operator. Construction of the pipeline is expected to begin in the summer of 2007, with start up scheduled for early 2008. As part of a long-term agreement, Williams dedicated its NGL production from two of its gas processing plants in Wyoming to the joint-venture company. We will provide downstream fractionation, storage and transportation services to Williams. The pipeline project is estimated to cost approximately $433 million. In May 2006, we paid $11.4 million to Williams for reimbursement of initial capital expenditures. In addition, we plan to invest approximately $173 million to expand our existing fractionation capabilities and the capacity of our natural gas liquids distribution pipelines. Financing for both projects may include a combination of short- or long-term debt or equity. The project requires the approval of various state and regulatory authorities.

The ONEOK Transactions - In April 2006, we completed the acquisition of certain companies comprising ONEOK’s former Gathering and Processing, Natural Gas Liquids, and Pipelines and Storage segments, collectively referred to as the “ONEOK Energy Assets,” and several related transactions, which are collectively referred to as the “ONEOK Transactions.” As part of the ONEOK Transactions, ONEOK acquired ONEOK NB, formerly known as Northwest Border Pipeline Company, an affiliate of TransCanada that held a 0.35 percent general partner interest in us, under a Purchase and Sale Agreement between an affiliate of ONEOK and an affiliate of TransCanada. As a result, ONEOK owns our entire two percent general partner interest.

We acquired the ONEOK Energy Assets for approximately $3 billion, including $1.35 billion in cash, before adjustments, and approximately 36.5 million Class B limited partner units. The Class B limited partner units and the related general partner interest contribution were valued at approximately $1.65 billion. ONEOK now owns approximately 37.0 million of our limited partner units which, when combined with its general partner interest, increases its total interest in us to 45.7 percent. We used $1.05 billion drawn under our $1.1 billion, 364-day credit agreement (Bridge Facility), coupled with the proceeds from the sale of a 20 percent partnership interest in Northern Border Pipeline, to finance the transaction.

In June 2005, the FASB ratified the consensus reached in EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF 04-5). EITF 04-5 presumes that a general partner controls a limited partnership and therefore should consolidate the partnership in the financial statements of the general partner. Our Partnership Agreement provides for the right to replace the general partner by a vote of greater than a simple majority of the limited partner interests not held by the general partner and, accordingly, under the guidance in EITF 04-5, ONEOK is deemed to have control for accounting purposes. ONEOK elected to use the prospective method and began to consolidate our operations in their consolidated financial statements as of January 1, 2006. As ONEOK is deemed to control us under the requirements of EITF 04-5, the ONEOK Transactions are accounted for as a transaction between entities under common control and the transaction is excluded from the accounting indicated by Statement 141, “Business Combinations.” Accordingly, ONEOK’s historical cost basis in the ONEOK

Energy Assets is transferred to us in a manner similar to a pooling of interests. The difference between the historical cost basis of the net assets acquired of $2.7 billion and the cash paid has been assigned to the value of the Class B limited partner units issued to ONEOK and their general partner interest in us. These assets and their related operations are included in our consolidated financial statements as of January 1, 2006. The following table shows the impact to our consolidated balance sheet for the ONEOK Energy Assets as of December 31, 2005.

ONEOK Energy Assets	December 31, 2005
(Thousands of dollars)
Assets
Current assets	$769,808
Property, plant and equipment, net	1,997,397
Goodwill and intangibles	513,904
Investments and other	71,983
Total assets	$3,353,092

Liabilities
Accounts payable	$353,997
Other current liabilities	278,092
Other deferred credits	21,095
Total liabilities	$653,184
Net assets acquired	$2,699,908

Since the ONEOK Transactions were not completed until April 2006, the income and cash flow from the ONEOK Energy Assets for the first quarter of 2006 were retained by ONEOK. In our consolidated statements of cash flows, we reported cash flow retained by ONEOK of $177.5 million, which represents the cash flows generated from these companies while they were owned by ONEOK. The following table shows the impact to our consolidated statements of income for the ONEOK Energy Assets prior to our acquisition.

ONEOK Energy Assets	Three Months Ended March 31, 2006
(Thousands of dollars)

Operating revenue	$1,162,571
Cost of sales and fuel	1,013,851
Net margin	148,720
Operating expenses:
Operations and maintenance	47,530
Depreciation and amortization	19,277
Taxes other than income	4,407
Total operating expenses	71,214
Operating income	77,506
Interest expense	21,281
Other income, net	1,760
Income from continuing operations before income taxes	57,985
Income taxes	22,167
Net income to partners	$35,818
Limited partners' interest in net income:
Net income to partners	$35,818
General partner interest in net income	(35,818)
Limited partners' interest in net income	$—

Prior to the acquisition, the ONEOK Energy Assets were included in the consolidated state and federal income tax returns of ONEOK and, accordingly, current taxes payable were allocated to the ONEOK Energy Assets based on

ONEOK’s effective tax rate. Income tax liabilities and provisions for income tax expense for the ONEOK Energy Assets, as presented in the preceding table, were calculated on a stand-alone basis. Our consolidated statement of income for the nine months ended September 30, 2006, includes income tax expense recorded for the ONEOK Energy Assets of $22.2 million for the first quarter of 2006. In conjunction with the ONEOK Transactions, all income tax liabilities of ONEOK Energy Assets for the first quarter of 2006 were retained by ONEOK.

Income from the ONEOK Energy Assets for the first quarter of 2006 also reflects interest expense of $21.3 million, which represents interest charged on long-term debt owed to ONEOK. The interest rate on the debt was calculated periodically based upon ONEOK’s weighted average cost of debt. This debt was retained by ONEOK as part of the ONEOK Transactions.

We recorded a $63.6 million purchase price adjustment related to a working capital settlement under the terms of the ONEOK Transactions. The working capital settlement is reflected as an increase to the value of the Class B units. In the third quarter of 2006, the working capital settlement was finalized, subject to approval of our Audit Committee, resulting in no material adjustments.

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

	Pro Forma Three Months Ended September 30, 2005	Pro Forma Nine Months Ended September 30, 2005
	(Thousands of dollars)
Revenue	$1,593,528	$2,938,501
Income from continuing operations	$103,605	$236,768
Net income per unit	$1.03	$2.64

The units issued to ONEOK are the newly created Class B limited partner units with the same distribution rights as the outstanding common units. The Class B units have limited voting rights and are subordinated to the common units with respect to the minimum quarterly distributions. We will hold a special election for holders of common units as soon as practical, but no later than April 2007, subject to extension, to approve the conversion of the Class B units into common units and to approve certain amendments to our MLP Partnership Agreement. The proposed amendments to our MLP Partnership Agreement would grant voting rights for common units held by our general partner if a vote is held to remove our general partner and require fair market value compensation for the general partner interest if the general partner is removed. If the conversion and the amendments are approved by the common unitholders, the Class B units will be eligible to convert into common units on a one-for-one basis and the Class B units will no longer be outstanding. If the common unitholders do not approve both the conversion and amendments, then the Class B unit distribution would increase to 115 percent of the distributions paid on the common units, including distributions paid upon liquidation. If the common unitholders vote to remove ONEOK or its affiliates as our general partner at any time prior to the approval of the conversion and certain amendments to our partnership agreement, the amount payable on such Class B units would increase to 125 percent of the distributions payable with respect to the common units, including distributions paid upon liquidation. The Class B unit distribution rights would continue to be subordinated in the manner described above unless and until the conversion described above has been approved.

Disposition of 20 Percent Partnership Interest in Northern Border Pipeline - In April 2006, we completed the sale of a 20 percent partnership interest in Northern Border Pipeline to TC PipeLines for approximately $297 million to help finance the acquisition of the ONEOK Energy Assets. We recorded a gain on the sale of approximately $113.9 million in the second quarter of 2006. We and TC PipeLines each now own a 50 percent interest in Northern Border Pipeline, with an affiliate of TransCanada becoming the operator of the pipeline in April 2007. Under Statement 94, “Consolidation of All Majority Owned Subsidiaries,” a majority-owned subsidiary shall not be consolidated if control is likely to be temporary or if it does not rest with the majority owner. Neither we nor TC PipeLines has control of Northern Border Pipeline, as control is shared equally through Northern Border Pipeline’s Management Committee. We are no longer consolidating Northern Border Pipeline as of January 1, 2006, the effective date of the sale. The amounts we previously reported as assets, liabilities and equity associated with Northern Border Pipeline were reclassified as an investment under the equity method. This change does not affect previously reported net income or shareholders’ equity.

The following table shows the reconciliation of our investment in Northern Border Pipeline at December 31, 2005.

Northern Border Pipeline	December 31, 2005
(Thousands of dollars)
Assets
Current assets	$67,691
Property, plant and equipment, net	1,516,075
Investments and other	20,932
Total assets reclassified	$1,604,698

Liabilities and Equity
Accounts payable	$14,104
Other current liabilities	68,917
Other deferred credits	4,775
Long-term debt	601,916
Total liabilities	689,712
Minority interests in partners' equity	274,496
Accumulated other comprehensive income	1,584
Total liabilities and equity reclassified	$965,792
Total investment	$638,906

Acquisition of Guardian Pipeline Interests - In April 2006, we acquired the remaining 66-2/3 percent interest in Guardian Pipeline for approximately $77 million, increasing our ownership to 100 percent. We used borrowings from our credit facility to fund the acquisition of the additional interest in Guardian Pipeline. Following the completion of the transaction, we consolidated Guardian Pipeline in our financial statements. This change was retroactive to January 1, 2006. Prior to the transaction, our 33-1/3 percent interest in Guardian Pipeline was accounted for as an investment under the equity method.

C.	SUMMARY OF ACCOUNTING POLICIES

Our accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of our business, the results of operations for the three and nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for a twelve-month period. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2005.

Our accounting policies are consistent with those disclosed in Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2005, except as described below.

Significant Accounting Policies

Share-Based Payments - In December 2004, the FASB issued Statement 123R, “Share-Based Payment,” which requires companies to expense the fair value of share-based payments and includes changes related to the expense calculation for share-based payments. ONEOK Partners GP and NBP Services adopted Statement 123R as of

January 1, 2006, and charged us for our proportionate share of the recorded expense. Adopting Statement 123R did not have a material impact on our results of operations or financial position.

Inventory, Natural Gas Imbalances and Commodity Exchanges - Inventory is valued at the lower of cost or market. The values of current natural gas and NGLs in storage are determined using the weighted average cost method. Noncurrent natural gas in storage is classified as property and valued at cost. Materials and supplies are valued at average cost.

Natural gas imbalances occur when the actual amount of natural gas delivered from or received by a pipeline system or storage facility differs from the contractual amount of natural gas to be delivered or received. Imbalances due to or from shippers and operators are valued at market. Imbalances are settled in cash or made up in-kind, subject to the terms of the pipelines’ tariffs. Commodity exchange assets and liabilities are valued at market.

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

Derivatives and Risk Management Activities - We use financial instruments in the management of our interest rate and commodity price exposure. A control environment has been established that includes policies and procedures for risk assessment and the approval, reporting and monitoring of financial instrument activities. We do not use these instruments for trading purposes. Statement 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statement 137 and Statement 138, requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. Many of the purchase and sale agreements that otherwise would have been required to follow derivative accounting qualify as normal purchases and normal sales under Statement 133 and are therefore exempt from fair value accounting treatment.

We determine the fair value of a derivative instrument by the present value of its future cash flows based on market prices from third party sources. We record changes in the derivative’s fair value in current period earnings unless we elect hedge accounting and specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires us to formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. Commodity price volatility may have a significant impact on the gain or loss of the derivative in any given period.

To minimize the risk of price fluctuations, we periodically enter into futures transactions, collars and swaps in order to hedge anticipated purchases and sales of natural gas, condensate and NGLs. Under certain conditions, we designate these derivative instruments as a hedge of exposure to changes in cash flow. For hedges of exposure to changes in cash flow, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any ineffectiveness of designated hedges is reported in earnings in the period the ineffectiveness occurs.

Property - The following table sets forth our property, by segment, for the periods presented.

	September 30, 2006	December 31, 2005
	(Thousands of dollars)
Gathering and Processing	$1,088,283	$284,199
Natural Gas Liquids	512,296	-
Pipelines and Storage	1,201,498	-
Interstate Natural Gas Pipelines	501,078	2,668,645
Other	52,379	47,876
Property, plant and equipment	3,355,534	3,000,720
Accumulated depreciation and amortization	646,638	1,082,210
Net property, plant and equipment	$2,708,896	$1,918,510

Environmental Expenditures - We accrue for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remediation feasibility study. Such accruals are adjusted as further information becomes available or as circumstances change. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

Revenue Recognition - Our Natural Gas Liquids segment recognizes revenue when services are rendered or product is delivered. Our Gathering and Processing segment records operating revenue when gas is processed in or transported through company facilities. Operating revenue for our Interstate Natural Gas Pipelines segment and Pipeline and Storage segment is recognized based upon contracted capacity and actual volumes transported and stored under service agreements in the month services are provided.

Regulation - Our intrastate natural gas transmission pipelines are subject to the rate regulation and accounting requirements of the Oklahoma Corporation Commission, Kansas Corporation Commission and Texas Railroad Commission. Our interstate natural gas pipelines and natural gas liquids pipelines are subject to regulation by the FERC. Our Interstate Natural Gas Pipelines segment and portions of our Pipelines and Storage segment follow the accounting and reporting guidance contained in Statement 71, “Accounting for the Effects of Certain Types of Regulation.” During the rate-making process, regulatory authorities may require us to defer recognition of certain costs to be recovered through rates over time as opposed to expensing such costs as incurred. This allows us to stabilize rates over time rather than passing such costs on to the customer for immediate recovery. Accordingly, actions by regulatory authorities could have an effect on the amount recovered from rate payers. Any difference in the amount recoverable and the amount deferred is recorded as income or expense at the time of the regulatory action. If all or a portion of the regulated operations are no longer subject to the provisions of Statement 71, a write-off of regulatory assets and stranded costs may be required.

At September 30, 2006, we had regulatory assets in the amount of $8.1 million included in other assets on our consolidated balance sheet. Regulatory assets are being recovered as a result of approved rate proceedings over various time periods.

Income Taxes -We are not a taxable entity for federal income tax purposes. As such, we do not directly pay federal income tax. Our taxable income or loss, which may vary substantially from the net income or loss reported in the consolidated statement of income, is includable in the federal income tax returns of each partner. The aggregate difference in the basis of our net assets for financial and income tax purposes cannot be readily determined as we do not have access to all information about each partner’s tax attributes related to us.

Our corporate subsidiaries are required to pay federal and state income taxes. Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized by these entities for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Except for the companies whose accounting policies conform to Statement 71, the effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. For the companies whose accounting policies conform to Statement 71, the effect on deferred tax assets and liabilities of a change in tax rates is recorded as regulatory assets and regulatory liabilities in the period that includes the enactment date.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” which clarified the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement 109, “Accounting for Income Taxes.” FIN 48 is effective for our year beginning January 1, 2007. We are currently reviewing the applicability of FIN 48 to our operations and its potential impact on our consolidated financial statements.

Other

In September 2006, the SEC staff issued SAB Topic 1N, “Financial Statements - Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which addresses how to quantify the effect of an error on the financial statements. SAB 108 is effective for our fiscal year ending December 31, 2006. We are currently reviewing the applicability of SAB 108 to our operations and its potential impact on our consolidated financial statements.

Reclassifications - Certain amounts in our consolidated financial statements have been reclassified to conform to the 2006 presentation. These reclassifications did not impact previously reported net income or partners’ equity.

D.	CREDIT FACILITIES

Five-year Credit Agreement - In March 2006, we entered into a five-year $750 million amended and restated revolving credit agreement (2006 Partnership Credit Agreement) with certain financial institutions and terminated our $500 million revolving credit agreement. At September 30, 2006, we had no borrowings and a $15 million letter of credit outstanding under the 2006 Partnership Credit Agreement.

Under the 2006 Partnership Credit Agreement, we are required to comply with certain financial, operational and legal covenants. These requirements include:

•	maintaining a ratio of EBITDA (net income plus interest expense, income taxes and depreciation and amortization) to interest expense of greater than 3 to 1, and
•	maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA adjusted for pro forma operating results of acquisitions made during the year) of no more than 4.75 to 1.

If we consummate one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will be increased to 5.25 to 1 for two calendar quarters following the acquisitions. Upon any breach of these covenants, amounts outstanding under the 2006 Partnership Credit Agreement may become immediately due and payable. At September 30, 2006, we were in compliance with these covenants.

Bridge Facility - In April 2006, we entered into a $1.1 billion 364-day credit agreement (Bridge Facility) with a syndicate of banks and borrowed $1.05 billion to finance a portion of the acquisition of the ONEOK Energy Assets. In September 2006, we repaid the amounts outstanding under the Bridge Facility using proceeds from the issuance of senior notes, which resulted in the Bridge Facility being terminated in accordance with its terms. See Note E for further discussion regarding the issuance of the senior notes.

Guardian Pipeline - Our acquisition of the remaining 66-2/3 percent interest in Guardian Pipeline resulted in the inclusion of outstanding amounts under Guardian Pipeline’s revolving note agreement in our consolidated balance sheet. The revolving note agreement permits Guardian Pipeline to choose rates based on the prime commercial lending rate or LIBOR as the interest rate on its outstanding borrowings, specify the portion of the borrowings to be covered by specific interest rate options and specify the interest rate period. At September 30, 2006, Guardian Pipeline had $4.5 million outstanding under its $10 million revolving note agreement at an interest rate of 6.57 percent, due November 8, 2007.

Guardian Pipeline’s revolving note agreement contains typical covenants, including financial covenants that require the maintenance of a ratio of (1) EBITDAR (net income plus interest expense, income taxes, operating lease expense and depreciation and amortization) to the sum of interest expense plus operating lease expense of not less than 1.5 to 1, and (2) total indebtedness to EBITDAR of not greater than 6.75 to 1. Upon any breach of these covenants, all amounts outstanding under the note agreement may become due and payable immediately. At September 30, 2006, Guardian Pipeline was in compliance with its financial covenants.

E.	LONG-TERM DEBT

The following table sets forth our long-term debt for the periods indicated.

	Due	September 30, 2006	December 31, 2005
		(Thousands of dollars)
ONEOK Partners
Senior notes – 8.875%	2010	$250,000	$250,000
Senior notes – 7.10%	2011	225,000	225,000
Senior notes – 5.90%	2012	350,000	-
Senior notes – 6.15%	2016	450,000	-
Senior notes – 6.65%	2036	600,000	-
Northern Border Pipeline
Senior notes – 7.75%	2009	-	200,000
Senior notes – 7.50%	2021	-	250,000
Senior notes – 6.25%	2007	-	150,000
Viking Gas Transmission
Series A senior notes – 6.65%	2008	-	6,045
Series B senior notes – 7.10%	2011	-	2,520
Series C senior notes – 7.31%	2012	-	7,311
Series D senior notes – 8.04%	2014	-	13,111
Guardian Pipeline
Senior notes – various	2022	148,555	-
Bear Paw Energy
Capital leases		-	61

Total long-term notes payable		2,023,555	1,104,048

Change in fair value of hedged debt		(3,244)	(2,362)
Unamortized debt premium		15,058	22,285
Current maturities		(11,931)	(2,194)
Long-term debt		$2,023,438	$1,121,777

The aggregate maturities of long-term debt outstanding for the remainder of 2006 and for years 2007 through 2010 are shown below.

	ONEOK Partners	Guardian	Total
	(Millions of dollars)
2006	$-	$3.0	$3.0
2007	-	11.9	11.9
2008	-	11.9	11.9
2009	-	11.9	11.9
2010	250.0	11.9	261.9

Debt Issuance - In September 2006, we completed an underwritten public offering of (i) $350 million aggregate principal amount of 5.90 percent Senior Notes due 2012 (the “2012 Notes”), (ii) $450 million aggregate principal amount of 6.15 percent Senior Notes due 2016 (the “2016 Notes”) and (iii) $600 million aggregate principal amount of 6.65 percent Senior Notes due 2036 (the “2036 Notes” and collectively with the 2012 Notes and the 2016 Notes, the “Notes”). We registered the sale of the Notes with the SEC pursuant to a shelf registration statement filed on September 19, 2006.

We may redeem the Notes, in whole or in part, at any time prior to their maturity at a redemption price equal to the principal amount of the Notes, plus accrued interest, unpaid interest and a make-whole premium. The redemption price will never be less than 100 percent of the principal amount of the relevant Notes plus accrued and unpaid interest. The Notes are senior unsecured obligations, ranking equally in right of payment with all of our existing unsecured senior indebtedness, and effectively junior to all of the existing debt and other liabilities of our non-guarantor subsidiaries. The Notes are non-recourse to our general partner.

The net proceeds from the Notes of approximately $1.39 billion, after deducting underwriting discounts and commissions and expenses, but before offering expenses, were used to repay all of the amounts outstanding under our Bridge Facility and to repay $335 million of indebtedness outstanding under the 2006 Partnership Credit Agreement. The terms of the Notes are governed by the Indenture, dated September 25, 2006, between us and Wells Fargo Bank, N.A., as trustee, as supplemented by the First Supplemental Indenture (with respect to the 2012 Notes), the Second Supplemental Indenture (with respect to the 2016 Notes) and the Third Supplemental Indenture (with respect to the 2036 Notes), each dated September 25, 2006. The Indenture does not limit the aggregate principal amount of debt securities that may be issued and provides that debt securities may be issued from time to time in one or more additional series. The Indenture contains covenants including, among other provisions, limitations on our ability to place liens on our property or assets and sell and lease back our property.

The Notes are guaranteed on a senior unsecured basis by the Intermediate Partnership. The guarantee ranks equally in right of payment to all of the Intermediate Partnership’s existing and future unsecured senior indebtedness. We have no significant assets or operations other than our investment in our wholly-owned subsidiary, the Intermediate Partnership, which is also consolidated. The Intermediate Partnership holds a 50 percent interest in Northern Border Pipeline at September 30, 2006, which is accounted for under the equity method.

The Northern Border Pipeline partnership agreement provides that distributions to Northern Border Pipeline’s partners are to be made on a pro rata basis according to each partner’s capital account balance. The Northern Border Pipeline Management Committee determines the amount and timing of such distributions. Any changes to, or suspension of, the cash distribution policy of Northern Border Pipeline requires the unanimous approval of the Northern Border Pipeline Management Committee. Cash distributions are equal to 100 percent of distributable cash flow as determined from Northern Border Pipeline’s financial statements based upon earnings before interest, taxes, depreciation and amortization less interest expense and maintenance capital expenditures. Loans or other advances from Northern Border Pipeline to its partners or affiliates are prohibited under its credit agreement. At September 30, 2006 and December 31, 2005, our equity in the net assets of Northern Border Pipeline was approximately $445 million and $640 million, respectively.

The 2012 Notes, 2016 Notes and 2036 Notes will mature on April 1, 2012, October 1, 2016 and October 1, 2036, respectively. We will pay interest on the Notes on April 1 and October 1 of each year. The first payment of interest on the Notes will be made on April 1, 2007. Interest on the Notes accrues from September 25, 2006, which was the issuance date of the Notes.

Viking Gas Transmission - In March 2006, we borrowed $33 million under our amended and restated revolving credit agreement to redeem all of the outstanding Viking Gas Transmission Series A, B, C and D senior notes and paid a premium of $3.6 million. The net loss from the redemption, including unamortized debt costs associated with the debt, has been capitalized as a regulatory asset and will be amortized to interest expense over the remaining life of the Viking Gas Transmission senior notes, as if such notes had not been redeemed. At September 30, 2006, the unamortized loss on reacquired debt included in other assets on our consolidated balance sheet was $3.5 million.

Guardian Pipeline Master Shelf Agreement - Our acquisition of the remaining 66-2/3 percent interest in Guardian Pipeline resulted in the inclusion of $148.6 million of long-term debt in our consolidated balance sheet. These notes were issued under a master shelf agreement with certain financial institutions. Principal payments are due annually through 2022. Interest rates on the notes range from 7.61 percent to 8.27 percent, with an average rate of 7.85 percent. Guardian Pipeline’s master shelf agreement contains covenants which are substantially the same as those contained in Guardian Pipeline’s revolving note agreement, as described further in Note D, except that beginning in December 2007, the rate of total indebtedness to EBITDAR may not be greater than 5.75 to 1.

Northern Border Pipeline - Due to the deconsolidation of Northern Border Pipeline, we are not reporting its long-term debt subsequent to December 31, 2005.

F.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We utilize financial instruments to reduce our market risk exposure to interest rate and commodity price fluctuations and achieve more predictable cash flows. We follow established policies and procedures to assess risk and approve, monitor and report our financial instrument activities. We do not use these instruments for trading purposes.

Cash Flow Hedges - Our Gathering and Processing segment periodically enters into commodity derivative contracts and fixed-price physical contracts. Our Gathering and Processing segment primarily utilizes NYMEX-based futures, collars and over-the-counter swaps, which are designated as cash flow hedges, to hedge its exposure to volatility in the gross processing spread and the price of natural gas, NGLs and condensate. During the three and nine months ended September 30, 2006, this segment recognized net gains from the settlement of derivative contracts that were immaterial. At September 30, 2006, the accompanying consolidated balance sheet reflected an unrealized gain of $1.3 million in accumulated other comprehensive income, with a corresponding offset in derivative financial instrument assets and liabilities. If prices remain at current levels, the Gathering and Processing segment expects to reclassify approximately $3.3 million from accumulated other comprehensive income as an increase to operating revenue in the remainder of 2006, which would offset lower operating revenues in the physical market. In 2007, if prices remain at current levels, the Gathering and Processing segment expects to reclass approximately $2.0 million from accumulated other comprehensive loss as a decrease to operating revenue, which would offset higher operating revenues in the physical market. Ineffectiveness related to these cash flow hedges resulted in a loss of approximately $0.7 million and a gain of approximately $3.1 million for the three and nine months ended September 30, 2006, respectively. There were no losses during the nine months ended September 30, 2006, and 2005, due to the discontinuance of cash flow hedge treatment.

We record in accumulated other comprehensive income amounts related to terminated interest rate swap agreements for cash flow hedges and amortize these amounts to interest expense over the term of the hedged debt. During the three and nine months ended September 30, 2006, we amortized approximately $0.2 million and $0.5 million, respectively, related to the terminated interest rate swap agreements as a reduction to interest expense from accumulated other comprehensive income. We expect to amortize approximately $0.2 million in the fourth quarter of 2006. As of September 30, 2006, $1.9 million related to the terminated interest swap agreements was included in accumulated other comprehensive income on our consolidated balance sheet.

Fair Value Hedges - Our outstanding interest rate swap agreements, with notional amounts totaling $150 million, expire in March 2011. Under these agreements, we make payments to counterparties at variable rates based on LIBOR and receive payments based on a 7.10 percent fixed rate. At September 30, 2006, the average effective interest rate on our interest rate swap agreements was 7.97 percent. Our interest rate swap agreements are designated as fair value hedges as they hedge the fluctuations in the market value of the senior notes issued by us in 2001. As of September 30, 2006, our consolidated balance sheet reflects long-term derivative financial liabilities of $3.2 million, with a decrease in long-term debt related to our fair value hedges.

We record in long-term debt amounts received or paid related to terminated or amended interest rate swap agreements for fair value hedges and amortize these amounts to interest expense over the remaining life of the interest rate swap agreement. During the three and nine months ended September 30, 2006, we amortized approximately $0.8 million and $2.4 million, respectively, as a reduction to interest expense and expect to amortize approximately $0.8 million in the fourth quarter of 2006.

G.	GOODWILL AND INTANGIBLES

Goodwill

Carrying Amounts - The following table reflects the changes in the carrying amount of goodwill for the periods indicated.

	Balance December 31, 2005	Goodwill Additions	Goodwill Adjustments	Balance September 30, 2006
	(Thousands of dollars)

Gathering and Processing	$75,532	$14,505	$-	$90,037
Natural Gas Liquids	-	175,566	-	175,566
Pipelines and Storage	-	24,141	-	24,141
Interstate Natural Gas Pipelines	68,872	8,048	-	76,920
Other	8,378	-	(8,378)	-
Goodwill	$152,782	$222,260	$(8,378)	$366,664

The acquisition of the ONEOK Energy Assets resulted in $214.8 million of additional goodwill in our consolidated balance sheet.

Equity Method Goodwill - For the investments we account for under the equity method of accounting, the premium or excess cost over underlying fair value of net assets is referred to as equity method goodwill. At September 30, 2006, $185.6 million of equity method goodwill was included in our investment in unconsolidated affiliates on our consolidated balance sheet.

Impairment Test - We adopted Statement 142, “Goodwill and Other Intangible Assets” on January 1, 2002, and elected to use a fourth quarter annual goodwill impairment testing date. In the third quarter of 2006, we changed our annual goodwill impairment testing date to July 1. Prior to the change we had segments, and companies within segments, performing the annual goodwill impairment test as of the fourth quarter and as of January 1. The multiple testing dates resulted from our acquisition of the ONEOK Energy Assets in April 2006 and were due to ONEOK’s former Gathering and Processing, Natural Gas Liquids, and Pipelines and Storage segments using a January 1 testing date. We believe that this change in accounting principle is preferable because (1) ONEOK, who owns our general partnership interest and who consolidates us under EITF 04-5, is using a July 1 impairment testing date, (2) the test would be performed at the same time for all our segments, (3) performing the test as of the first day of the third quarter allows adequate time to complete the test while still providing time to report the impact of the test in our periodic filings for the third quarter, and (4) the third quarter is outside the normal operating cycle of most of our segments and coincides with our annual budget process, which results in more detailed budgeting and forecasting information available for use in the impairment analysis. There were no impairment charges resulting from the July 1, 2006, impairment testing and no events indicating an impairment have occurred subsequent to that date.

Black Mesa - Black Mesa, which was part of our former Coal Slurry Pipeline segment, consisted of a pipeline that was designed to transport crushed coal suspended in water along 273 miles of pipeline that originates at a coal mine in Kayenta, Arizona, and terminates at Mohave Generating Station (Mohave) in Laughlin, Nevada. The coal slurry pipeline was the sole source of fuel for Mohave and was fully contracted to Peabody Western Coal until December 31, 2005. The water used by the coal slurry pipeline was supplied from an aquifer in the Navajo Nation and Hopi Tribe joint use area until December 31, 2005.

Under a consent decree, Mohave agreed to install pollution control equipment by December 2005. However, due to the uncertainty surrounding the ongoing source of water supply and coal supply negotiations, SCE, a 56 percent owner of Mohave, filed a petition before the CPUC requesting that they either recognize the end of Mohave’s coal-fired operations on December 31, 2005, or authorize expenditures for pollution control activities required for future operation. In December 2004, the CPUC authorized SCE to make the necessary expenditures for critical path investments and directed interested parties to continue working toward resolution of essential water and coal supply issues.

On December 31, 2005, Black Mesa’s transportation contract with the coal supplier of Mohave expired and our coal slurry pipeline operations were shut down as expected. In June 2006, SCE completed a comprehensive study of the water source, coal supply and transportation issues, and announced that it would no longer pursue the resumption of plant operations. SCE and the other Mohave co-owners are jointly exploring options for Mohave, including the possibility of selling the plant. Negotiations between various parties involved with Black Mesa are ongoing.

During the second quarter of 2006, we reassessed our coal slurry pipeline operation as a result of the developments described above. We concluded that the likelihood of Black Mesa resuming operations was significantly reduced, and a goodwill and asset impairment of $8.4 million and $3.4 million, respectively, were recorded as depreciation and amortization in the second quarter of 2006. The reduction to net income after income taxes was $10.5 million.

Interstate Natural Gas Pipelines - Our acquisition of the remaining 66-2/3 percent interest in Guardian Pipeline resulted in the recognition of $5.7 million of additional goodwill and reclassification of $1.7 million to goodwill, which had been previously included in our investment in unconsolidated affiliates. The remaining increase in goodwill for the Interstate Natural Gas Pipelines segment is related to OkTex Pipeline Company, L.L.C., which was part of the ONEOK Energy Assets.

Intangibles

Our intangible assets primarily relate to contracts acquired through the acquisition of the natural gas liquids businesses from ONEOK and are being amortized over an aggregate weighted-average period of 40 years. The aggregate amortization expense for each of the next five years is estimated to be approximately $7.7 million. The following tables reflect the gross carrying amount and accumulated amortization of intangibles at September 30, 2006.

	Gross Intangibles	Amortization Accumulated	Net Intangibles
	(Thousands of dollars)

Natural Gas Liquids	$292,000	$(9,124)	$282,876
Pipelines and Storage	14,650	(459)	14,191
Intangibles	$306,650	$(9,583)	$297,067

H.	SEGMENTS

The acquisition of the ONEOK Energy Assets in April 2006 is accounted for in our consolidated financial statements effective January 1, 2006. In connection with these transactions, we formed our Natural Gas Liquids segment and Pipelines and Storage segment.

Our business is divided into four reportable segments, defined as components of the enterprise about which financial information is available and evaluated regularly by our management and the Board of Directors of our general partner. Our reportable segments are strategic business units that offer different services. Each segment is managed separately based on similarities in economic characteristics, products and services, types of customers, methods of distribution and regulatory environment. These segments are as follows: (1) our Gathering and Processing segment, which primarily gathers and processes raw natural gas; (2) our Natural Gas Liquids segment, which primarily treats and fractionates raw NGLs and stores and markets purity NGL products; (3) our Pipelines and Storage segment, which primarily operates regulated intrastate natural gas transmission pipelines, natural gas storage facilities and regulated natural gas liquids gathering and distribution pipelines; and (4) our Interstate Natural Gas Pipelines segment, which primarily operates our interstate natural gas transmission pipelines that are regulated by the FERC. Certain assets of the Pipelines and Storage segment are regulated by the FERC and by the Oklahoma Corporation Commission, Kansas Corporation Commission and Texas Railroad Commission.

The accounting policies of the segments are described in Note C. Intersegment gross sales are recorded on the same basis as sales to unaffiliated customers. Our Gathering and Processing segment sells natural gas to ONEOK and its subsidiaries. A significant portion of our Pipelines and Storage segment’s revenues are from ONEOK and its subsidiaries, which utilize both transportation and storage services. Our Interstate Natural Gas Pipelines segment provides transportation services to ONEOK and its subsidiaries. Corporate overhead costs relating to a reportable segment are allocated for the purpose of calculating operating income.

The following tables set forth certain operating segment financial data for the periods indicated.

Three Months Ended September 30, 2006	Gathering and Processing	Natural Gas Liquids	Pipelines and Storage	Interstate Natural Gas Pipelines	Other and Eliminations	Total
	(Thousands of dollars)

Sales to unaffiliated customers	$90,887	$910,665	$21,917	$22,154	$11	$1,045,634
Sales to affiliated customers	130,101	-	38,540	308	-	168,949
Intersegment sales	157,933	6,995	16,677	-	(181,605)	-
Total revenue	$378,921	$917,660	$77,134	$22,462	$(181,594)	$1,214,583
Operating income	$56,212	$18,238	$27,476	$10,042	$(4,331)	$107,637
Equity earnings from investments	$5,741	$104	$102	$16,841	$-	$22,788
EBITDA	$72,609	$23,635	$35,193	$30,545	$(3,370)	$158,612
Capital expenditures	$13,898	$6,485	$25,218	$15,426	$186	$61,213

Three Months Ended September 30, 2005	Gathering and Processing	Natural Gas Liquids	Pipelines and Storage	Interstate Natural Gas Pipelines	Other and Eliminations	Total
	(Thousands of dollars)

Sales to unaffiliated customers	$73,508	$-	$-	$101,555	$6,325	$181,388
Sales to affiliated customers	-	-	-	1,635	-	1,635
Intersegment sales	-	-	-	-	-	-
Total revenue	$73,508	$-	$-	$103,190	$6,325	$183,023
Operating income	$12,241	$-	$-	$61,147	$1,460	$74,848
Equity earnings from investments	$9,809	$-	$-	$572	$-	$10,381
EBITDA	$26,118	$-	$-	$79,623	$1,111	$106,852
Capital expenditures	$5,898	$-	$-	$9,632	$1,032	$16,562

Nine Months Ended September 30, 2006	Gathering and Processing	Natural Gas Liquids	Pipelines and Storage	Interstate Natural Gas Pipelines	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$268,899	$2,596,585	$56,784	$70,813	$1,507	$2,994,588
Sales to affiliated customers	457,501	(1,662)	92,904	432	-	549,175
Intersegment sales	401,136	23,685	49,629	-	(474,450)	-
Total revenue	$1,127,536	$2,618,608	$199,317	$71,245	$(472,943)	$3,543,763
Operating income	$149,037	$64,589	$81,212	$148,218	$(22,967)	$420,089
Equity earnings from investments	$16,440	$248	$371	$55,691	$-	$72,750
EBITDA	$200,132	$81,107	$104,534	$214,994	$(14,160)	$586,607
Total assets	$1,542,258	$1,613,488	$1,085,982	$1,065,614	$(276,913)	$5,030,429
Capital expenditures	$36,296	$14,462	$40,708	$22,330	$992	$114,788

Nine Months Ended September 30, 2005	Gathering and Processing	Natural Gas Liquids	Pipelines and Storage	Interstate Natural Gas Pipelines	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$192,120	$-	$-	$277,180	$18,323	$487,623
Sales to affiliated customers	-	-	-	5,196	-	5,196
Intersegment sales	-	-	-	-	-	-
Total revenue	$192,120	$-	$-	$282,376	$18,323	$492,819
Operating income	$32,584	$-	$-	$160,700	$(1,434)	$191,850
Equity earnings from investments	$18,064	$-	$-	$1,212	$-	$19,276
EBITDA	$62,957	$-	$-	$213,680	$1,372	$278,009
Total assets	$590,751	$-	$-	$1,877,620	$37,886	$2,506,257
Capital expenditures	$14,025	$-	$-	$22,698	$2,803	$39,526

We evaluate our performance based on EBITDA. Management uses EBITDA to compare the financial performance of our segments and to internally manage those business segments. Management believes that EBITDA provides useful information to investors as a measure of comparability with peer companies. EBITDA should not be onsidered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP. EBITDA calculations may vary from company to company; therefore, our computation of EBITDA may not be comparable to a similarly titled measure of another company.

The following tables set forth the reconciliation of net income to EBITDA by operating segment for the periods indicated.

Three Months Ended September 30, 2006	Gathering and Processing	Natural Gas Liquids	Pipelines and Storage	Interstate Natural Gas Pipelines	Other and Eliminations	Total
	(Thousands of dollars)

Net income	$62,083	$18,265	$27,386	$23,079	$(32,591)	$98,222
Minority interest	-	-	134	-	-	134
Interest expense, net	-	-	25	3,153	29,492	32,670
Depreciation and amortization	10,519	5,370	7,606	3,622	399	27,516
Income taxes	7	-	42	904	(670)	283
AFUDC	-	-	-	(213)	-	(213)
EBITDA	$72,609	$23,635	$35,193	$30,545	$(3,370)	$158,612

Three Months Ended September 30, 2005	Gathering and Processing	Natural Gas Liquids	Pipelines and Storage	Interstate Natural Gas Pipelines	Other and Eliminations	Total
	(Thousands of dollars)

Net income	$22,116	$-	$-	$36,703	$(10,459)	$48,360
Minority interest	-	-	-	13,853	-	13,853
Interest expense, net	115	-	-	11,275	10,706	22,096
Depreciation and amortization	3,879	-	-	16,844	(444)	20,279
Income taxes	8	-	-	1,081	1,308	2,397
AFUDC	-	-	-	(133)	-	(133)
EBITDA	$26,118	$-	$-	$79,623	$1,111	$106,852

Nine Months Ended September 30, 2006	Gathering and Processing	Natural Gas Liquids	Pipelines and Storage	Interstate Natural Gas Pipelines	Other and Eliminations	Total
			(Thousands of dollars)

Net income	$153,148	$52,853	$63,860	$187,908	$(92,844)	$364,925
Minority interest	-	-	406	1,866	-	2,272
Interest expense, net	4,590	8,866	7,912	10,095	68,428	99,891
Depreciation and amortization	31,588	16,137	22,747	10,984	12,813	94,269
Income taxes	10,806	3,251	9,609	4,652	(2,557)	25,761
AFUDC	-	-	-	(511)	-	(511)
EBITDA	$200,132	$81,107	$104,534	$214,994	$(14,160)	$586,607

Nine Months Ended September 30, 2005	Gathering and Processing	Natural Gas Liquids	Pipelines and Storage	Interstate Natural Gas Pipelines	Other and Eliminations	Total
	(Thousands of dollars)

Net income	$50,916	$-	$-	$92,900	$(32,697)	$111,119
Minority interest	-	-	-	34,671	-	34,671
Interest expense, net	209	-	-	33,707	30,718	64,634
Depreciation and amortization	11,815	-	-	50,011	1,476	63,302
Income taxes	17	-	-	2,660	1,875	4,552
AFUDC	-	-	-	(269)	-	(269)
EBITDA	$62,957	$-	$-	$213,680	$1,372	$278,009

I.	UNCONSOLIDATED AFFILIATES

Investments in Unconsolidated Affiliates - The following table sets forth our investments in unconsolidated affiliates for the periods indicated.

	Net Ownership Interest	September 30, 2006		December 31, 2005
		(Thousands of dollars)
Northern Border Pipeline (a)	50%	$445,243		$-
Bighorn Gas Gathering	49%	98,246		96,485
Fort Union Gas Gathering	37%	81,605		79,319
Lost Creek Gathering (c)	35%	73,938		78,482
Venice Energy Services Co., LLC	10.2%	39,548		-
Other	Various	17,163		-
Guardian Pipeline	33-1/3%	-		36,470
Total Investment		$755,743 (b	)	$290,756 (b	)

(a)	As of January 1, 2006, we began accounting for our ownership interest in Northern Border Pipeline as an investment under the equity method (Note B). For the first three months of 2006, we included 70 percent of Northern Border Pipeline’s income in equity earnings from investments. After the sale of a 20 percent interest in Northern Border Pipeline in April 2006, we include 50 percent of Northern Border Pipeline’s income in equity earnings from investments.

(b)	Equity method goodwill (Note G) was $185.6 million and $185.8 million at September 30, 2006 and December 31, 2005, respectively.

(c)	Crestone Energy is entitled to receive an incentive allocation of earnings from third-party gathering service revenue recognized by Lost Creek Gathering. As a result of the incentive, Crestone Energy’s share of Lost Creek Gathering income exceeds its 35 percent ownership interest.

Equity Earnings from Investments - The following table sets forth our equity earnings from investments for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Thousands of dollars)

Northern Border Pipeline	$16,841	$-	$55,691	$-
Bighorn Gas Gathering	1,959	6,661	5,780	8,173
Fort Union Gas Gathering	2,346	1,798	6,624	4,690
Lost Creek Gathering	1,437	1,350	4,036	5,201
Other	205	-	619	-
Guardian Pipeline	-	572	-	1,212
Total Equity Earnings	$22,788	$10,381	$72,750	$19,276

Unconsolidated Affiliates Financial Information-Summarized combined financial information of our unconsolidated affiliates is presented below.

September 30, 2006
(Thousands of dollars)
Balance Sheet
Current assets	$88,879
Property, plant and equipment, net	$1,691,334
Other noncurrent assets	$24,178
Current liabilities	$243,826
Long-term debt	$496,247
Other noncurrent liabilities	$5,493
Accumulated other comprehensive income	$1,244
Owners' equity	$1,057,581

Nine Months Ended September 30, 2006
(Thousands of dollars)
Income Statement
Operating revenue	$287,816
Operating expenses	$118,642
Net income	$135,719
Distributions paid to us	$93,209

J.	NET INCOME PER UNIT

Net income per unit is computed by dividing net income, after deducting the general partner’s allocation, by the weighted average number of outstanding limited partner units. The general partner owns a two percent interest in us and also owns incentive distribution rights that provide for an increasing proportion of cash distributions from the partnership as the distributions made to limited partners increase above specified levels. For purposes of our calculation of net income per unit, net income is generally allocated to the general partner as follows: 1) an amount based upon the two percent general partner interest in net income; and 2) the amount of the general partner’s incentive distribution rights based on the total cash distributions declared during the period. The amount of incentive distribution allocated to our general partner totaled $9.8 million and $21.1 million for the three and nine months ended September 30, 2006, respectively. The distribution amount to partners shown on the accompanying consolidated statement of changes in partners’ equity and comprehensive income included incentive distributions paid to the general partners in the first nine months of 2006 of approximately $13.3 million. Gains resulting from interim capital transactions, as defined in our partnership agreement, are generally not subject to distribution;

however, the partnership agreement provides that if such distributions were made, the incentive distribution rights would not apply. Accordingly, the gain on sale of assets for the nine months ended September 30, 2006, had no impact on the incentive distribution rights.

As discussed in Note B, we completed the ONEOK Transactions during the second quarter of 2006; however, for accounting purposes, the transactions were accounted for retroactive to January 1, 2006. Net income from the ONEOK Energy Assets prior to the April 2006 acquisition was approximately $35.8 million and has been reflected in our year-to-date earnings for 2006. For purposes of our calculation of income per unit for the nine months ended September 30, 2006, these pre-acquisition earnings were allocated to the general partner as they retained the related cash flow for that period.

On October 20, 2006, we declared a cash distribution of $0.97 per unit ($3.88 per unit on an annualized basis) for the third quarter of 2006. The distribution is payable on November 14, 2006, to unitholders of record on October 31, 2006.

K.	RATES AND REGULATORY ISSUES

In November 2005, Northern Border Pipeline filed a rate case with the FERC as required by the provisions of the settlement of its last rate case. In December 2005, the FERC issued an order that identified issues that were raised in the proceeding and accepted the proposed rates, but suspended their effectiveness until May 1, 2006. Since that time, the new rates have been collected subject to refund until final resolution of the rate case. As of September 30, 2006, a refund liability of approximately $10.6 million related to the rate case was recorded on Northern Border Pipeline’s balance sheet. As a result of extensive settlement negotiations, Northern Border Pipeline filed a stipulation and agreement on September 18, 2006, which documents the settlement in its pending rate case. The settlement was reached between Northern Border Pipeline and its participant customers and is supported by the FERC trial staff. The uncontested settlement was certified on October 20, 2006, by the administrative law judge and provided to the FERC for approval. The approval process is expected to be completed by late 2006.

The settlement establishes maximum long-term rates and charges for transportation on Northern Border Pipeline’s system. Beginning in 2007, overall rates will be reduced, compared with rates prior to the filing, by approximately five percent. For the full transportation path from Port of Morgan, Montana to the Chicago area, the previous charge of approximately $0.46 per Dth will now be approximately $0.44 per Dth, which is comprised of a reservation rate, commodity rate and a compressor usage surcharge. The factors used in calculating depreciation expense for transmission plant are being increased from the current 2.25 percent to 2.40 percent. The settlement provides for seasonal rates for short-term transportation services. Seasonal maximum rates vary on a monthly basis from approximately $0.54 per Dth to approximately $0.29 per Dth for the full transportation route from Port of Morgan, Montana to the Chicago area. The settlement also includes a three-year moratorium on filing rate cases and participants challenging these rates, and requires that Northern Border Pipeline file a rate case within six years.

L.	COMMITMENTS AND CONTINGENCIES

Operating Leases and Agreements - Future minimum payments under non-cancelable operating leases and agreements as of September 30, 2006, were $4.0 million for the remainder of 2006, $14.7 million in 2007, $14.1 million in 2008, $12.2 million in 2009, $11.9 million in 2010 and $18.1 million thereafter.

Environmental Liabilities - We are subject to multiple environmental laws and regulations affecting many aspects of present and future operations, including air emissions, water quality, wastewater discharges, solid wastes and hazardous material and substance management. These laws and regulations generally require us to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals. Failure to comply with these laws, regulations, permits and licenses may expose us to fines, penalties and/or interruptions in our operations that could be material to the results of operations. If an accidental leak or spill of hazardous materials occurs from our lines or facilities, in the process of transporting natural gas or NGLs, or at any facility that we own, operate or otherwise use, we could be held jointly and severally liable for all resulting liabilities, including investigation and clean up costs, which could materially affect our results of operations and cash flows. In addition, emission controls required under the Federal Clean Air Act and other similar federal and state laws could require unexpected capital expenditures at our facilities. We cannot assure that existing environmental regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from customers, could have a material adverse effect on our business, financial condition and results of operations.

Our expenditures for environmental evaluation and remediation to date have not been significant in relation to our results of operations, and there were no material effects upon earnings during the three and nine months ended September 30, 2006, related to compliance with environmental regulations.

Other - We are a party to other litigation matters and claims, which are normal in the course of our operations. While the results of litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our consolidated results of operations, financial position or liquidity.

M.	RELATED PARTY TRANSACTIONS

Our Gathering and Processing segment sells natural gas to ONEOK and its subsidiaries. A significant portion of our Pipelines and Storage segment’s revenues are from ONEOK and its subsidiaries, which utilize both transportation and storage services. Our Interstate Natural Gas Pipelines segment provides transportation services to ONEOK and its subsidiaries.

As part of the ONEOK Transactions, we acquired contractual rights to process natural gas at the Bushton, Kansas processing plant (Bushton Plant) that is leased by OBPI. Our Processing and Services Agreement with ONEOK and OBPI sets out the terms by which OBPI will provide processing and related services at the Bushton Plant through 2012. In exchange for such services, we will pay OBPI for all direct costs and expenses of operating the Bushton Plant, including reimbursement of a portion of OBPI’s obligations under equipment leases covering the Bushton Plant.

In April 2006, we entered into the Services Agreement with ONEOK, ONEOK Partners GP and NBP Services that replaced the Administrative Services Agreement between us and NBP Services so that our operations and the operations of ONEOK and its affiliates can combine or share certain common services to operate more efficiently and cost effectively. Under the Services Agreement, ONEOK will provide to us at least the type and amount of services that it provides to its affiliates, including those services required to be provided pursuant to our partnership agreement. ONEOK Partners GP will continue to operate our interstate natural gas pipeline assets according to each pipeline’s operating agreement. However, ONEOK Partners GP may purchase services from ONEOK and its affiliates pursuant to the terms of the Services Agreement.

ONEOK and its affiliates provide a variety of services to us, including cash management and financing services, employee benefits provided through ONEOK’s benefit plans, administrative services, insurance and office space leased in ONEOK’s headquarters building and other field locations. Where costs are specifically incurred on behalf of one of our affiliates, the costs are billed directly to us by ONEOK. In other situations, the costs may be allocated to us through a variety of methods, depending upon the nature of the expense and activities. For example, a service that applies equally to all employees is allocated based upon the number of employees. However, an expense benefiting the consolidated company but having no direct basis for allocation is allocated by the modified Distrigas method, a method using a combination of ratios that include gross plant and investment, operating income and wages. All costs directly charged or allocated to us are included in our consolidated statements of income.

Prior to our April 2006 acquisition, the ONEOK Energy Assets balance sheet included long-term debt owed to ONEOK. The interest rate on the debt was calculated periodically based upon ONEOK’s weighted average cost of debt. This debt was eliminated in conjunction with our acquisition of the ONEOK Energy Assets.

An affiliate of ONEOK enters into some of the commodity derivative contracts on behalf of our Gathering and Processing segment. See Note F for a discussion of our derivative instruments and hedging activities.

The following table sets forth the transactions with related parties for the periods shown.

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
	(Thousands of Dollars)

Revenue	$168,949	$549,175
Expense
Administrative and general expenses	$24,890	$70,801
Interest expense	-	21,281
Total expense	$24,890	$92,082

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

EXECUTIVE SUMMARY

Overview - ONEOK Partners, L.P. is a publicly traded Delaware limited partnership that was formed in 1993. Our common units are listed on the NYSE under the trading symbol “OKS.” In April 2006, we acquired certain companies comprising ONEOK’s former Gathering and Processing, Natural Gas Liquids, and Pipelines and Storage segments, collectively referred to as the “ONEOK Energy Assets” from ONEOK, the parent company of our general partner, in a series of transactions collectively referred to as the “ONEOK Transactions,” which are described under “Recent Developments” in this section. The ONEOK Energy Assets are consolidated with our legacy assets and reported in our consolidated financial statements as of January 1, 2006.

As of September 30, 2006, our operations are divided into four strategic business units based on similarities in economic characteristics, products and services, types of customers, methods of distribution and regulatory environment, which include the following:

•	our Gathering and Processing segment, which primarily gathers and processes raw natural gas;
•	our Natural Gas Liquids segment, which primarily treats and fractionates raw NGLs and stores and markets purity NGL products;
•	our Pipelines and Storage segment, which primarily operates regulated intrastate natural gas transmission pipelines, natural gas storage facilities and regulated natural gas liquids gathering and distribution pipelines; and
•	our Interstate Natural Gas Pipelines segment, which primarily operates our interstate natural gas transmission pipelines.

Our Gathering and Processing, Natural Gas Liquids, Pipelines and Storage, and Interstate Natural Gas Pipelines segments accounted for approximately 34 percent, 14 percent, 18 percent and 34 percent of operating income, respectively, for the nine months ended September 30, 2006.

Our primary business objectives are to generate stable cash flow in excess of our quarterly cash distributions to our unitholders and to increase our quarterly cash distributions over time. Our ability to maintain and grow our distributions to unitholders depends on the growth of our existing businesses or acquisitions.

The acquisition of the ONEOK Energy Assets utilizes our core competencies related to energy transportation services in the United States and diversifies our portfolio of assets. The ONEOK Energy Assets enable us to enter into the well-established Mid-continent market and key natural gas liquids markets in Kansas and Texas. In addition, our expanded portfolio better positions us for future organic growth projects, which we believe offer the most attractive growth opportunities for us at this time.

Third Quarter and Year-to-Date Results - Operating income for our third quarter of 2006 was $107.6 million, an increase of $32.8 million, or 44 percent, compared with the same period in 2005. For the first nine months of 2006, operating income was $420.1 million, an increase of $228.2 million, or 119 percent, from the same period last year. The increase in operating income, excluding the gain on sale of assets, was $113.4 million for the nine-month period. The gain on sale of assets primarily relates to our sale of a 20 percent partnership interest in Northern Border Pipeline to TC PipeLines, an affiliate of TransCanada, in April 2006.

The April 2006 acquisition of the ONEOK Energy Assets, which were consolidated as of January 1, 2006, for financial reporting purposes, resulted in $87.1 million and $252.0 million in additional operating income for the three- and nine-month periods, respectively. The deconsolidation of Northern Border Pipeline as of January 1, 2006, resulted in a reduction in operating income of $55.8 million and $145.6 million for the three- and nine-month periods, respectively.

Net income from continuing operations per unit increased to $1.04 for the third quarter of 2006 from $0.99 for the same period in 2005. For the nine-month period, net income from continuing operations per unit increased to $4.26 from $2.21 for the same period last year.

In October 2006, we increased our cash distribution to $0.97 per unit for the third quarter of 2006. The distribution is payable on November 14, 2006, to unitholders of record on October 31, 2006.

RECENT DEVELOPMENTS

The following is a summary of our significant developments in 2006.

ONEOK Transactions - In April 2006, we completed the acquisition of the ONEOK Energy Assets through the ONEOK Transactions, described below.

Acquisition of ONEOK Energy Assets - We acquired certain assets comprising ONEOK’s former Gathering and Processing, Natural Gas Liquids, and Pipelines and Storage segments for approximately $3 billion, including $1.35 billion in cash, before adjustments, and approximately 36.5 million Class B limited partner units. The Class B limited partner units and the related general partner interest contribution were valued at approximately $1.65 billion. ONEOK now owns approximately 37.0 million of our limited partner units which, when combined with its general partner interest, increases its total interest in us to 45.7 percent. We used $1.05 billion drawn under our $1.1 billion, 364-day credit agreement (Bridge Facility) coupled with the proceeds from the sale of a 20 percent partnership interest in Northern Border Pipeline to finance the transaction. The assets were recorded at historical cost rather than at fair value since these transactions were between affiliates under common control. These assets and their related operations are included in our consolidated financial statements as of January 1, 2006.

We recorded a $63.6 million purchase price adjustment related to a working capital settlement under the terms of the ONEOK Transactions. The working capital settlement is reflected as an increase to the value of the Class B units. In the third quarter of 2006, the working capital settlement was finalized, subject to approval by our Audit Committee, resulting in no material adjustments.

The Audit Committee of Northern Border Partners, L.P., which consisted solely of independent members, determined that the ONEOK Transactions were fair and reasonable to us and in the interests of our public unitholders. The Audit Committee engaged independent legal counsel and an independent financial adviser to assist in its determination.

Equity Issuance - In connection with the ONEOK Transactions, we amended our partnership agreement to provide for the issuance of Class B limited partner units and issued approximately 36.5 million Class B limited partner units to ONEOK. The new class of equity securities is entitled to the same distribution rights as our outstanding common units, but has limited voting rights and is subordinated to the common units with respect to the minimum quarterly distribution. The number of Class B units issued was determined by using the average closing price of our common units for the 20 trading days prior to the signing of the Contribution Agreement between ONEOK and us on February 14, 2006. The Class B limited partner units were issued on April 6, 2006.

We will hold a special election for holders of common units as soon as practical but no later than April 2007, subject to extension, to approve the conversion of the Class B units into common units and to approve certain amendments to our Third Amended and Restated Agreement of Limited Partnership of ONEOK Partners, L.P. (MLP Partnership Agreement). The proposed amendments to our MLP Partnership Agreement would grant voting rights for common units held by our general partner if a vote is held to remove our general partner and require fair market value compensation for the general partner interest if the general partner is removed.

If the conversion and the amendments are approved by the common unitholders, the Class B units will be eligible to convert into common units on a one-for-one basis and the Class B units will no longer be outstanding. If the common unitholders do not approve both the conversion and amendments, then the Class B unit distribution would increase to 115 percent of the distributions paid on the common units, including distributions paid upon liquidation. If the common unitholders vote to remove ONEOK or its affiliates as our general partner at any time prior to the approval of the conversion and certain amendments to our partnership agreement, the amount payable on such Class

B units would increase to 125 percent of the distributions payable with respect to the common units, including distributions paid upon liquidation. The Class B unit distribution rights would continue to be subordinated in the manner described above unless and until the conversion described above has been approved.

Purchase and Sale of General Partner Interest - In April 2006, ONEOK acquired ONEOK NB, formerly known as Northwest Border Pipeline Company, an affiliate of TransCanada that held a 0.35 percent general partner interest in us. As a result, ONEOK now owns our entire two percent general partner interest and controls the partnership.

Disposition of 20 Percent Partnership Interest in Northern Border Pipeline - In April 2006, we completed the sale of a 20 percent partnership interest in Northern Border Pipeline to TC PipeLines for approximately $297 million to help finance the acquisition of the ONEOK Energy Assets. We recorded a gain on the sale of approximately $113.9 million in the second quarter of 2006. We and TC PipeLines each now own a 50 percent interest in Northern Border Pipeline, with an affiliate of TransCanada becoming the operator of the pipeline in April 2007. As a result of the transaction, Northern Border Pipeline is no longer consolidated in our financial statements. Instead, our interest in Northern Border Pipeline is accounted for as an investment under the equity method effective January 1, 2006.

In addition, the General Partnership Agreement for Northern Border Pipeline was amended and restated, effective April 6, 2006. The major provisions adopted or changed include the following:

•	the Management Committee of Northern Border Pipeline consists of four members. Each partner designates two members and TC PipeLines designates one of its members as chairman;
•	the Management Committee designates the members of the Audit Committee, which consists of three members. One member is selected by the partner’s designated members of the Management Committee whose affiliate is the operator and two members are selected by the other partner’s designated members of the Management Committee; and
•	ONEOK Partners GP will operate Northern Border Pipeline until April 1, 2007. Effective April 1, 2007, an affiliate of TransCanada will become the operator.

The Audit Committee of Northern Border Partners, L.P. determined that the disposition of the 20 percent interest in Northern Border Pipeline was fair and reasonable to us and in the interests of our public unitholders. The Audit Committee engaged independent legal counsel and an independent financial adviser to assist in its determination.

Services Agreement - In April 2006, we entered into a Services Agreement with ONEOK, ONEOK Partners GP and NBP Services that replaced the Administrative Services Agreement between us and NBP Services so that our operations and the operations of ONEOK and its affiliates can combine or share certain common services to operate more efficiently and cost effectively. Under the Services Agreement, ONEOK will provide to us at least the type and amount of services that it provides to its affiliates, including those services required to be provided pursuant to our partnership agreement. ONEOK Partners GP will continue to operate our interstate natural gas pipeline assets according to each pipeline’s operating agreement. However, ONEOK Partners GP may purchase services from ONEOK and its affiliates pursuant to the terms of the Services Agreement.

Increased Cash Distributions - In April 2006, we increased our cash distribution by $0.08 per unit to $0.88 per unit for the first quarter of 2006, which was paid on May 15, 2006, to unitholders of record as of April 28, 2006. In July 2006, we increased our cash distribution by $0.07 per unit to $0.95 per unit for the second quarter of 2006, which was paid on August 14, 2006, to unitholders of record as of July 31, 2006. In October 2006, we increased our cash distribution to $0.97 per unit for the third quarter of 2006. The distribution is payable on November 14, 2006, to unitholders of record on October 31, 2006.

Northern Border Pipeline Chicago III Expansion Project - In April 2006, the Chicago III Expansion Project went into service as planned, adding approximately 130 MMcf/d of transportation capacity on the eastern portion of Northern Border Pipeline into the Chicago area.

Acquisition of Guardian Pipeline Interests - In April 2006, we acquired the remaining 66-2/3 percent interest in Guardian Pipeline for approximately $77 million, increasing our ownership to 100 percent. Guardian Pipeline is consolidated in our financial statements and reported in our Interstate Natural Gas Pipelines segment as of January 1, 2006. Previously, it was reflected as an investment under the equity method.

Reorganization Agreement - On September 15, 2006, we entered into a Reorganization Agreement with the Intermediate Partnership, ONEOK Partners GP, our general partner, and the ILP GP. The Reorganization Agreement was entered into so that the Intermediate Partnership, as a 100 percent owned subsidiary, would not be subject to SEC reporting requirements; therefore, avoiding the administrative burden and costs associated with being a reporting entity. Pursuant to the Reorganization Agreement, the equity ownership structure of the Intermediate Partnership was reorganized so that we became the 100 percent owner of the Intermediate Partnership. Subsequent to the formation of the ILP GP:

(i)	the Partnership contributed a 0.01 percent limited partner interest in the Intermediate Partnership to the ILP GP in exchange for all the membership interests in the ILP GP;
(ii)	the 0.01 percent limited partner interest in the Intermediate Partnership held by the ILP GP was converted into a 0.01 percent general partner interest in the Intermediate Partnership;
(iii)	the 1.0101 percent general partner interest in the Intermediate Partnership held by the general partner was converted into a 1.0101 percent limited partner interest in the Intermediate Partnership; and
(iv)	the general partner contributed to us its 1.0101 percent limited partner interest in the Intermediate Partnership in exchange for an increase in the general partner’s general partner percentage interest in us from one percent to two percent.

ONEOK Partners, L.P. Amended and Restated Partnership Agreement - Effective September 15, 2006, our general partner entered into the MLP Partnership Agreement to amend and restate our previously existing partnership agreement, the principal differences of which are as follows:

•	to reflect that the general partner now owns a two percent general partner interest in us whereas it previously owned a combined two percent general partner interest in us and the Intermediate Partnership;
•	certain cross references and typographical errors made in the previously existing partnership agreement were corrected; and
•	certain unused definitions were deleted and new defined terms related to the transactions contemplated under the Reorganization Agreement were added.

In May 2006, our sole general partner, ONEOK Partners GP, entered into the Second Amended and Restated Agreement of Limited Partnership of ONEOK Partners, L.P. to amend and restate our previously existing partnership agreement, the principal differences of which are as follows. The amendment to the Partnership Agreement:

•	changes the name of Northern Border Partners, L.P. to ONEOK Partners, L.P.;
•	provides that we are managed by our sole general partner, ONEOK Partners GP;
•	replaces our previously existing Partnership Policy Committee and Audit Committee with the Board of Directors, Audit Committee and Conflicts Committee of ONEOK Partners GP; and
•	separates the functions of the Audit Committee, which will be a standing committee of the Board of Directors of ONEOK Partners GP, and the Conflicts Committee, which will not be a standing committee of the Board of Directors of ONEOK Partners GP.

ONEOK Partners Intermediate Partnership Amended and Restated Partnership Agreement - Effective September 15, 2006, the ILP GP, as the successor general partner of the Intermediate Partnership, entered into Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of the Intermediate Partnership (“Amendment No. 1”) to amend the previously existing partnership agreement, the principal differences of which are as follows:

•	changes the general partner from ONEOK Partners GP to the ILP GP;
•	the percentage interest held by the general partner of the Intermediate Partnership was changed from a 1.0101 percent general partner interest to a 0.01 percent general partner interest; and
•	certain provisions and definitions were revised and definitions added related to the transactions contemplated under the Reorganization Agreement.

ONEOK Partners GP, our sole general partner, is a wholly owned subsidiary of ONEOK. ONEOK owns an approximate 45.7 percent interest in us.

Name, Address and Website Changes - In May 2006, we filed a Certificate of Amendment to Certificate of Limited Partnership of Northern Border Partners, L.P. to change our name to ONEOK Partners, L.P. Northern Border Intermediate Limited Partnership also filed a Certificate of Amendment to Certificate of Limited Partnership of Northern Border Intermediate Limited Partnership to change its name to ONEOK Partners Intermediate Limited Partnership.

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

Change of Directors and Officers - In May 2006, we amended and restated our Agreement of Limited Partnership to replace our Partnership Policy Committee and Audit Committee with the Board of Directors and Audit Committee of our sole general partner, ONEOK Partners GP. As a result, all of our officers and members of the Partnership Policy Committee resigned and ONEOK Partners GP elected a six-member Board of Directors, three of whom are independent and also serve on the Audit Committee of the Board of Directors of ONEOK Partners GP. The ONEOK Partners GP Board of Directors includes the following members:

•	David L. Kyle, the chairman and chief executive officer of our general partner, who is also chairman of the board, president and chief executive officer of ONEOK;
•	John W. Gibson, the president and chief operating officer of our general partner;
•	Jim Kneale, the executive vice president–finance and administration and chief financial officer of our general partner, who is also the executive vice president–finance and administration and chief financial officer of ONEOK;
•	Gerald B. Smith, chairman and chief executive officer of Smith, Graham and Company Investment Advisors, L.P.;
•	Gary N. Petersen, president of Endres Processing LLC; and
•	Gil J. Van Lunsen, a retired managing partner of the Tulsa, Oklahoma office of KPMG LLP.

In May, 2006, the Board of Directors of ONEOK Partners GP elected officers of ONEOK Partners GP, including the following:

•	David L. Kyle, chairman and chief executive officer;
•	John W. Gibson, president and chief operating officer;
•	Jim Kneale, executive vice president–finance and administration and chief financial officer;
•	John R. Barker, executive vice president, general counsel and secretary; and
•	Jerry L. Peters, senior vice president, chief accounting officer and treasurer.

Biographical information for Mr. Kyle, Mr. Peters, Mr. Smith, Mr. Petersen and Mr. Van Lunsen is included under Item 10, “Directors and Executive Officers of the Registrant,” in our Annual Report on Form 10-K for the year ended December 31, 2005. Biographical information for Mr. Gibson, Mr. Kneale and Mr. Barker is included in our Current Report on Form 8-K filed on May 23, 2006.

Overland Pass Pipeline Company - In May 2006, we entered into an agreement with a subsidiary of The Williams Companies, Inc. (Williams) to form a joint venture called Overland Pass Pipeline Company. Overland Pass Pipeline Company will build a 750-mile natural gas liquids pipeline from Opal, Wyoming to the Mid-continent natural gas liquids market center in Conway, Kansas. The pipeline will be designed to transport approximately 110,000 Bbl/d of NGLs, which can be increased to approximately 150,000 Bbl/d with additional pump facilities if customers contract for that capacity. As the 99 percent owner of the joint venture, we will manage the construction project, advance all costs associated with construction and operate the pipeline. Within two years of the pipeline becoming operational, Williams will have the option to increase its ownership up to 50 percent by reimbursing us for our proportionate share of all construction costs and, upon full exercise of that option, Williams would have the option to become operator. Construction of the pipeline is expected to begin in the summer of 2007, with start up scheduled for early 2008. As part of a long-term agreement, Williams dedicated its NGL production from two of its gas processing plants in Wyoming to the joint-venture company. We will provide downstream fractionation, storage and transportation services to Williams. The pipeline project is estimated to cost approximately $433 million. In May 2006, we paid $11.4 million to Williams for reimbursement of initial capital expenditures. In addition, we plan to invest approximately $173 million to expand our existing fractionation capabilities and the capacity of our natural gas liquids distribution pipelines. Financing for both projects may include a combination of short- or long-term debt or equity. The project requires the approval of various state and regulatory authorities.

Texarkoma Pipeline Proposal - In June 2006, we signed a non-binding letter of intent to form a joint venture with Boardwalk Pipeline Partners, LP and Energy Transfer Partners, LP to construct a new interstate natural gas pipeline originating in north Texas, crossing Oklahoma and Arkansas and terminating in Dyer County, Tennessee at a new interconnect with Texas Gas Transmission, LLC. The proposed interstate pipeline would create new pipeline capacity for constrained wellhead production in north Texas and central Oklahoma and would have initial capacity of up to 1.0 Bcf/d. In August 2006, Energy Transfer Partners, LP withdrew from the joint venture. Formation of the joint venture with Boardwalk Pipeline Partners, LP is subject to negotiation and execution of definitive agreements by the participants.

Debt Issuance - In September 2006, we completed an underwritten public offering of (i) $350 million aggregate principal amount of 5.90 percent Senior Notes due 2012 (the “2012 Notes”), (ii) $450 million aggregate principal amount of 6.15 percent Senior Notes due 2016 (the “2016 Notes”) and (iii) $600 million aggregate principal amount of 6.65 percent Senior Notes due 2036 (the “2036 Notes,” and collectively with the 2012 Notes and the 2016 Notes, the “Notes”). We registered the sale of the Notes with the SEC pursuant to a shelf registration statement filed on September 19, 2006. The Notes are guaranteed by the Intermediate Partnership. See “Liquidity and Capital Resources – Financing” for more information regarding the Notes.

The net proceeds from the Notes of approximately $1.39 billion, after deducting underwriting discounts and commissions and expenses but before offering expenses, were used to repay all of the $1.05 billion outstanding under the our Bridge Facility and to repay $335 million of indebtedness outstanding under a five-year $750 million amended and restated revolving credit agreement (2006 Partnership Credit Agreement).

Settlement of Rate Case - In September 2006, Northern Border Pipeline filed a stipulation and agreement which documents the settlement in its pending rate case. The settlement was reached between Northern Border Pipeline and its participant customers and is supported by the FERC trial staff. The uncontested settlement was certified on October 20, 2006, by the administrative law judge and provided to the FERC for approval. The approval process is expected to be completed by late 2006.

Guardian Pipeline Expansion and Extension Project - On October 13, 2006, Guardian Pipeline filed its application for a certificate of public convenience and necessity with the FERC for authorization to construct and operate approximately 110 miles of new mainline pipe, two compressor stations, seven meter stations and other associated facilities. The pipeline expansion will extend Guardian Pipeline from the Milwaukee, Wisconsin area to the Green Bay, Wisconsin area. The project is supported by long-term shipper commitments. The cost of the project is estimated to be $260 million with a targeted in-service date of November 2008.

IMPACT OF NEW ACCOUNTING STANDARDS

In September 2006, the SEC staff issued SAB Topic 1N, “Financial Statements - Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which addresses how to quantify the effect of an error on the financial statements. SAB 108 is effective for our fiscal year ending December 31, 2006. We are currently reviewing the applicability of SAB 108 to our operations and its potential impact on our consolidated financial statements.

In September 2006, the FASB issued Statement 157, “Fair Value Measurements,” which establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. Statement 157 is effective for our year beginning January 1, 2008. We are currently reviewing the applicability of Statement 157 to our operations and its potential impact on our consolidated financial statements.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” which clarified the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement 109, “Accounting for Income Taxes.” FIN 48 is effective for our year beginning January 1, 2007. We are currently reviewing the applicability of FIN 48 to our operations and its potential impact on our consolidated financial statements.

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

In December 2004, the FASB issued Statement 123R, “Share-Based Payment,” which requires companies to expense the fair value of share-based payments and includes changes related to the expense calculation for share-based payments. ONEOK Partners GP and NBP Services adopted Statement 123R as of January 1, 2006, and charge us for our proportionate share of the recorded expense. Adopting Statement 123R did not have a material impact on our results of operations or financial position.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions with respect to values or conditions that cannot be known with certainty that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect the reported amounts of revenue and expenses during the reporting period. Although we believe these estimates are reasonable, actual results could differ from our estimates.

Impairment of Goodwill and Long-Lived Assets - We assess our goodwill for impairment at least annually, based on Statement 142, “Goodwill and Other Intangible Assets.” In the third quarter of 2006, we changed our annual impairment testing date to July 1. See Note G to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional discussion. An initial assessment is made by comparing the fair value of the operations with goodwill, as determined in accordance with Statement 142, to the book value of each reporting unit. If the fair value is less than the book value, an impairment is indicated, and we must perform a second test to measure the amount of the impairment. In the second test, we calculate the implied fair value of the goodwill by deducting the fair value of all tangible and intangible net assets of the operations with goodwill from the fair value determined in step one of the assessment. If the carrying value of the goodwill exceeds this calculated implied fair value of the goodwill, we will record an impairment charge. At September 30, 2006, we had $366.7 million of goodwill recorded on our consolidated balance sheet as shown below.

(Thousands of dollars)
Gathering and Processing	$90,037
Natural Gas Liquids	175,566
Pipelines and Storage	24,141
Interstate Pipeline	76,920
Other	-
Total goodwill	$366,664

We assess our long-lived assets for impairment based on Statement 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” A long-lived asset is tested for impairment whenever events or changes in circumstances indicate that its carrying amount may exceed its fair value. Fair values are based on the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the assets.

During the second quarter of 2006, we reassessed our Black Mesa coal slurry pipeline operation as a result of SCE’s announcement that it would no longer pursue the resumption of operations of the Mohave Generating Station. We concluded that the likelihood of Black Mesa resuming operations was significantly reduced, and a goodwill and asset impairment of $8.4 million and $3.4 million, respectively, were recorded as depreciation and amortization in the second quarter of 2006. The reduction to net income after taxes was $10.5 million. Additional information about Black Mesa is included under “Financial and Operating Results -Other.”

In the third quarter of 2006, we changed our annual goodwill impairment testing date under Statement 142 to July 1. See Note G to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional discussion. There were no impairment charges resulting from the July 1, 2006, impairment tests and no events indicating an impairment have occurred subsequent to that date.

Intangibles - Intangibles are also accounted for in accordance with Statement 142. Intangibles with a finite useful life are amortized over their estimated useful life, while intangibles with an indefinite useful life are not amortized. All intangibles are subject to impairment testing.

Contingencies - Our accounting for contingencies covers a variety of business activities, including contingencies for legal exposures and environmental exposures. We accrue these contingencies when our assessments indicate that it is probable that a liability has been incurred or an asset will not be recovered and an amount can be reasonably estimated in accordance with Statement 5, “Accounting for Contingencies.” We base our estimates on currently available facts and our estimates of the ultimate outcome or resolution. Actual results may differ from our estimates resulting in an impact, positive or negative, on earnings.

Additional information about our critical accounting estimates is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates,” in our Annual Report on Form 10-K for the year ended December 31, 2005.

FINANCIAL AND OPERATING RESULTS

Consolidated Operations

The following table sets forth certain selected consolidated financial information for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
Financial Results	2006	2005	2006	2005
	(Thousands of dollars)
Operating revenues	$1,214,583	$183,023	$3,543,763	$492,819
Cost of sales and fuel	1,003,901	48,490	2,919,620	122,631
Net margin	210,682	134,533	624,143	370,188
Operating costs	75,529	39,284	224,650	115,089
Depreciation and amortization	27,516	20,401	94,269	63,249
Gain on sale of assets	-	-	114,865	-
Operating income	$107,637	$74,848	$420,089	$191,850
Equity earnings from investments	$22,788	$10,381	$72,750	$19,276
Other income	$926	$1,182	$6,202	$3,005
Other expense	$(42)	$263	$(6,192)	$(194)
Minority interests in net income	$134	$13,853	$2,272	$34,671
Discontinued operations, net of tax	$-	$(478)	$-	$270

Operating Results - Consolidated operating income was $107.6 million and $420.1 million for the three and nine months ended September 30, 2006, respectively, compared with $74.8 million and $191.9 million for the same periods last year. Operating income increased primarily due to:

•	the April 2006 acquisition of the ONEOK Energy Assets, consolidated effective January 1, 2006 for financial reporting purposes, which accounts for $87.1 million and $252.0 million of our consolidated operating income for the three and nine months ended September 30, 2006, respectively;
•	favorable commodity prices and realized gross processing spreads by our gathering and processing business; partially offset by
•	decreased operating income of $55.8 million and $145.6 million in the three- and nine-month periods, respectively, due to the deconsolidation of Northern Border Pipeline as of January 1, 2006.

Operating income for the nine months ended September 30, 2006, was also impacted by:

•	the $114.9 million gain on sale of assets reported in the second quarter of 2006 primarily as a result of the sale of a 20 percent partnership interest in Northern Border Pipeline, partially offset by
•	the goodwill and asset impairment of $11.8 million related to Black Mesa.

Consolidated net margin was $210.7 million and $624.1 million for the three and nine months ended September 30, 2006, respectively, compared with $134.5 million and $370.2 million, respectively, for the same periods last year. Net margin increased primarily due to the acquisition of the ONEOK Energy Assets, which accounts for $161.6 million and $473.3 million of our consolidated net margin for the three and nine months ended September 30, 2006, respectively, and, to a lesser extent, the effect of the Guardian Pipeline consolidation, partially offset by the effect of the Northern Border Pipeline deconsolidation.

Consolidated interest expense increased for the three and nine months ended September 30, 2006, due to the additional borrowings associated with the ONEOK Transactions, partially offset by the Northern Border Pipeline deconsolidation.

Equity earnings from investments for the three and nine months ended September 30, 2006, primarily include earnings from our interest in Northern Border Pipeline and our gathering and processing joint venture interests in the Powder River and Wind River Basins. Equity earnings from investments for the three and nine months ended September 30, 2005, include earnings from our 33-1/3 percent interest in Guardian Pipeline, which is reflected on a consolidated basis beginning January 1, 2006, and our gathering and processing joint venture interests in the Powder River and Wind River Basins.

Minority interest in net income for the three and nine months ended September 30, 2006, includes earnings from the 66-2/3 percent interest in Guardian Pipeline that we did not own until we acquired that interest in April 2006. Minority interest in net income for the three and nine months ended September 30, 2005, also includes earnings from the 30 percent interest in Northern Border Pipeline owned by TC PipeLines when Northern Border Pipeline’s results were consolidated.

Income taxes for the nine months ended September 30, 2006, include income tax expense recorded for the ONEOK Energy Assets of $22.2 million calculated on a stand-alone basis for the first quarter of 2006. Prior to the acquisition, the ONEOK Energy Assets were included in the consolidated state and federal income tax returns of ONEOK and, accordingly, income tax expense was allocated to the ONEOK Energy Assets based on ONEOK’s effective tax rate. In conjunction with the ONEOK Transactions, any outstanding income tax liabilities of the ONEOK Energy Assets were retained by ONEOK.

More information regarding our results of operations is provided in the following discussion of operating results for each of our segments.

Gathering and Processing

Overview - As part of the ONEOK Transactions described in this item under “Recent Developments,” we acquired all of ONEOK’s natural gas gathering and processing assets and combined these newly acquired assets with our legacy Gathering and Processing segment assets.

The gathering and processing assets we acquired from ONEOK gather natural gas in the Mid-continent region, which includes the Anadarko Basin of Oklahoma and the Hugoton and Central Kansas Uplift Basins of Kansas. Our legacy Gathering and Processing segment assets gather natural gas in three producing basins in the Rocky Mountain region: the Williston Basin, which spans portions of Montana, North Dakota and the Canadian province of Saskatchewan, and the Powder River and Wind River Basins of Wyoming.

In the Mid-continent region and Williston Basin, raw natural gas is compressed and transported through pipelines to processing facilities where volumes are aggregated, treated and processed to remove water vapor, solids and other contaminants, and NGLs are extracted. In some cases, the NGLs are separated into marketable components, including ethane, propane, isobutane, normal butane and natural gasoline, utilizing a distillation process known as fractionation and the components are sold to refineries or local markets. The remaining residue gas, which consists primarily of methane, is compressed and delivered to natural gas pipelines for transportation to the end user. The Powder River Basin facilities gather and compress coalbed methane gas with primary deliveries to our partially owned Bighorn Gas Gathering and Fort Union Gas Gathering trunk gathering systems for gathering and delivery to interstate natural gas pipelines. The Wind River Basin facilities consist of an interest in the Lost Creek Gathering trunk gathering system that receives natural gas from pipeline interconnections with producer-owned gathering systems and processing plants. The natural gas is processed as necessary and delivered to interstate natural gas pipelines.

Together, our combined Gathering and Processing segment assets consist of the following:

•	approximately 10,100 miles and 4,500 miles of gathering pipelines with capacity owned, leased or contracted for in the Mid-continent and Rocky Mountain regions, respectively;
•	11 active processing plants, with approximately 1.7 Bcf/d of owned, leased or contracted processing capacity in the Mid-continent region, and four active processing plants with approximately 94 MMcf/d of processing capacity in the Rocky Mountain region; and
•	approximately 89 MBbl/d and 11 MBbl/d of owned, leased or contracted natural gas liquids fractionation capacity in the Mid-continent and Rocky Mountain regions, respectively.

Our natural gas processing operations utilize straddle and field gas processing plants to extract NGLs and remove water vapor and other contaminants from the raw natural gas stream. A straddle gas processing plant is situated on a pipeline system and relies on the pipeline’s natural gas throughput volume, which subjects the plant to increased supply risk as it is dependent upon the throughput of a single pipeline rather than several supply sources. Field gas processing plants gather raw natural gas from multiple producing wells.

Operating revenue for these assets is derived primarily from the following three types of contracts with natural gas producers.

•	Keep-whole - Under keep-whole contracts, raw natural gas is processed and merchantable natural gas that contains the same amount of Btus as the raw natural gas which is returned to the producer, keeping the producer whole on a Btu basis. NGLs extracted from raw natural gas are retained as the processing fee.
•	Percent-of-proceeds - Under percent-of-proceeds contracts, a percentage of the natural gas and NGLs gathered and processed is retained as payment for gathering and processing services. The producer may elect to take its share of the natural gas and NGLs in kind or receive its share of the proceeds from the sale of the commodities.
•	Fee-based - Under fee-based contracts, services such as natural gas gathering, compression and/or processing are performed for a fee.

Known Trends and Uncertainties - Supply - Natural gas supply is affected by rig availability, operating and maintenance capability, and producer drilling activity, which is sensitive to commodity prices, geological success, available capital and regulatory control. Relatively high natural gas and crude oil prices as well as favorable long-term projections of United States demand have continued to drive increased drilling in both the Mid-continent and Rocky Mountain regions in 2006.

In the Mid-continent region, the gathering and processing assets we acquired in the Anadarko Basin, Hugoton Basin and Kansas Uplift Basin are well established. There is, however, excess processing capacity, particularly in the Hugoton production region around the Bushton Plant, which does not have the ability to recover as many NGLs, such as ethane, putting the plant at an economic disadvantage to cryogenic plants. We anticipate volumetric declines in certain fields that supply our gathering and processing operations.

In the Williston Basin, we remain on schedule to connect more wells in 2006 than prior years, as a result of increased drilling activity. Transportation and refining capacity constraints for crude oil continue to only moderately impact natural gas production in the Williston Basin. Further development of the Big George coals, located in the center of the Powder River Basin, resulted in greater volumes during the nine months ended September 30, 2006, compared with the same period last year, for our wholly owned assets and joint-venture interests in Bighorn Gas Gathering and Fort Union Gas Gathering.

Demand - In recent years, crude oil, natural gas and NGL prices have been volatile due to market conditions. Storage injection and withdrawal rates as well as available storage capacity can also have an impact on commodity prices. We are exposed to market risk associated with adverse changes in commodity prices. Our primary exposure arises from the relative price differential between natural gas and NGLs with respect to our keep-whole processing contracts and the sale of natural gas, NGLs and condensate with respect to our percent-of-proceeds contracts. To a lesser extent, we are exposed to the risk of price fluctuations and the cost of intervening transportation at various market locations.

Our plant operations can be adjusted to respond to market conditions, such as demand for ethane. By changing, within limits, the temperature and pressure at which raw natural gas is processed, we can produce more of a specific commodity that has the most favorable price or price spread.

Seasonality - Demand for gathering and processing services is typically aligned with the supply of natural gas, which generally flows at a relatively steady but gradually declining pace over time unless new reserves are added. Some products, however, are subject to weather-related seasonal demand. Cold temperatures typically increase demand for natural gas and propane, which are used to heat commercial and residential properties. Warm temperatures typically drive demand for natural gas used for gas-fired electric generation. During periods of peak demand for a certain commodity, prices for that product typically increase, which influences processing decisions.

Competition - The gathering and processing business is relatively fragmented despite significant consolidation in the industry. We compete for natural gas supplies with major integrated exploration and production companies, major pipeline companies and their affiliated marketing companies, national and local natural gas gatherers, and independent processors and marketers in the Mid-continent and Rocky Mountain regions.

Due to the unprecedented strength of the energy commodity market in the past two years, gathering and processing rates have become increasingly competitive. As a result, we may not be successful in obtaining new natural gas supplies to offset declines and may lose some existing supplies to competitors. We are responding to these industry conditions by making capital investments to improve plant processing flexibility and reduce operating costs, evaluating consolidation opportunities to maximize earnings, selling assets in non-core operating areas and renegotiating unprofitable contracts. Contracts covering approximately 47 percent of the volumes under keep-whole contracts contain language that effectively converts these contracts into fee-based contracts when the keep-whole spread is negative. It is our strategy to have such conditioning language in 75 percent of our keep-whole contracts by volume to mitigate the impact of an unfavorable gross processing spread, and to renegotiate any under-performing gas purchase, gathering and processing contracts.

Selected Financial and Operating Information - The following tables set forth certain selected financial and operating results for our Gathering and Processing segment for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
Financial Results	2006	2005 (a)	2006	2005 (a)
	(Thousands of dollars)
Natural gas liquids and condensate sales	$176,165	$34,174	$488,899	$85,665
Gas sales	169,546	24,843	543,833	71,492
Gathering, compression, dehydration and processing fees and other revenue	33,210	14,491	94,804	34,962
Cost of sales and fuel	279,476	48,490	849,561	122,631
Net margin	99,445	25,018	277,975	69,488
Operating costs	32,714	8,898	97,350	25,089
Depreciation and amortization	10,519	3,879	31,588	11,815
Operating income	$56,212	$12,241	$149,037	$32,584
Equity earnings from investments	$5,741	$9,809	$16,440	$18,064

(a)Excludes results of the ONEOK gathering and processing assets prior to acquisition.

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Information	2006	2005 (a)	2006	2005 (a)
Total gas gathered (BBtu/d)	1,202	269	1,165	278
Total gas processed (BBtu/d)	1,017	97	980	92
Natural gas liquids sales (MBbl/d)	43	8	42	8
Natural gas liquids produced (MBbl/d)	52	9	52	8
Natural gas sales (BBtu/d)	324	47	307	45
Capital expenditures (Thousands of dollars)	$13,898	$5,898	$36,296	$14,025
Realized composite NGL sales price ($/gallon)	$1.02	$1.06	$0.95	$0.96
Realized condensate sales price ($/Bbl)	$51.79	$-	$56.75	$-
Realized natural gas sales price ($/MMBtu)	$5.68	$5.78	$6.48	$5.78
Realized gross processing spread ($/MMBtu)	$6.34	$-	$5.27	$-

(a)	Excludes results of the ONEOK gathering and processing assets prior to acquisition.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005 (a)	2006	2005 (a)
Keep-whole
NGL shrink (MMBtu/d)	37,078	-	37,009	-
Plant fuel (MMBtu/d)	5,074	-	4,932	-
Condensate shrink (MMBtu/d)	3,421	-	3,297	-
Condensate sales (Bbl/d)	703	-	677	-
Percentage of total net margin	21%	0%	16%	0%
Percent-of-proceeds
Wellhead purchases (MMBtu/d)	117,310	-	123,041	-
NGL sales (Bbl/d)	7,875	2,487	7,408	2,304
Residue sales (MMBtu/d)	30,375	13,367	29,550	12,398
Condensate sales (Bbl/d)	1,098	-	1,111	-
Percentage of total net margin	53%	62%	58%	59%
Fee-based
Wellhead volumes (MMBtu/d)	1,202,100	269,101	1,165,159	277,990
Average rate ($/MMBtu)	$0.23	$0.38	$0.22	$0.38
Percentage of total net margin	26%	38%	26%	41%

(a) Excludes results of the ONEOK gathering and processing assets prior to acquisition.

Operating Results - The following financial analysis compares the results of our Gathering and Processing segment for the three and nine months ended September 30, 2006, with the results of the segment for the same periods in 2005. The 2005 results for our Gathering and Processing segment do not include the assets acquired by us from ONEOK.

Our Gathering and Processing segment reported operating income of $56.2 million and $149.0 million for the three and nine months ended September 30, 2006, respectively, compared with $12.2 million and $32.6 million, respectively, for the same periods last year primarily due to the acquisition of ONEOK’s gathering and processing assets.

Net margins increased $74.4 million and $208.5 million for the three and nine months ended September 30, 2006, respectively, compared with the same periods last year primarily due to the following:

•	the acquisition of ONEOK’s gathering and processing assets, which accounts for $72.4 million and $198.6 million of net margins for the three and nine months ended September 30, 2006, respectively;
•	an increase of $0.6 million and $7.3 million, respectively, resulting from favorable commodity pricing for natural gas and NGL products on percent-of-proceeds contracts in the Rocky Mountain region, net of hedging; and
•	an increase of $1.3 million and $2.4 million, respectively, from increased natural gas volumes gathered and processed in the Rocky Mountain region, partially offset by lower average gathering rates.

The gross processing spread of $6.34 per MMBtu for the third quarter of 2006 remained considerably higher than the previous five-year average of $1.86 per MMBtu. Based on current market conditions, the gross processing spread for the remainder of 2006 is expected to continue to be significantly higher than the previous five-year average. We currently have 20,788 MMBtu/d of our gross processing spread hedged at $4.60 per MMBtu. See “Quantitative and Qualitative Disclosures About Market Risk-Commodity Price Risk” on page 57 for additional information.

Operating costs and depreciation and amortization increased primarily due to our acquisition of ONEOK’s gathering and processing assets and gathering system expansions.

Equity earnings decreased for the three and nine months ended September 30, 2006, primarily due to one of our unconsolidated affiliate’s $5.4 million settlement of a dispute regarding their joint venture agreement in the third quarter of 2005, partially offset by increased natural gas gathered by our unconsolidated affiliates.

Comparative Analysis of Acquired Gathering and Processing Assets - We have provided the following information for additional analysis of the gathering and processing assets we acquired from ONEOK. The ONEOK Transactions were accounted for at historical cost; therefore, the information is comparable between the periods.

Net margins for the acquired assets increased $17.6 million and $36.4 million for the three and nine months ended September 30, 2006, respectively, compared with the same periods last year primarily due to the following:

•	an increase of $5.6 million and $22.4 million, respectively, resulting from favorable commodity pricing for natural gas and NGL products on percent-of-proceeds contracts, net of hedging; and
•	an increase of $16.3 million and $27.6 million, respectively, due to higher realized gross processing spreads on keep-whole contracts, net of hedging; partially offset by
•	a decrease of $4.3 million and $13.7 million, respectively, from reduced gathered and processed volumes driven by natural reserve declines around the systems and contract terminations.

Operating costs for the acquired assets decreased $1.7 million for the three months ended September 30, 2006, compared with the same period last year due to lower employee related costs. Operating costs increased $0.5 million for the nine months ended September 30, 2006, compared with the same period last year primarily due to higher legal costs and higher employee costs in the first six months of 2006.

Natural Gas Liquids

Overview - As part of the ONEOK Transactions described in this item under “Recent Developments,” we acquired all of ONEOK’s natural gas liquids assets and created a new segment that consists solely of these newly acquired natural gas liquids assets.

The natural gas liquids assets we acquired consist of facilities that gather, fractionate and treat NGLs and store NGL purity products primarily in Oklahoma, Kansas and Texas, as well as an 80 percent interest in fractionation and storage facilities located in Mont Belvieu, Texas. Approximately 90 percent of the pipeline-connected natural gas processing plants in Oklahoma, Kansas and the Texas panhandle, which extract NGLs from raw natural gas to meet natural gas pipeline quality specifications that limit the allowable liquid and Btu content in the natural gas stream, are connected to the gathering systems that we acquired. The natural gas liquids operations gather these NGLs and deliver them to our fractionators. The NGLs are then separated into marketable components, including ethane/propane mix, propane, isobutane, normal butane and natural gasoline, through a fractionation process, to realize the greater economic value of the NGL components. The individual NGL components are then stored or distributed to petrochemical manufacturers, refineries and propane distributors. The fractionation and storage facilities we acquired are connected to the key natural gas liquids market centers in Conway, Kansas and Mont Belvieu, Texas by FERC-regulated interstate natural gas liquids pipelines, which are part of the pipelines and storage assets we acquired.

The assets that we acquired that are included in our Natural Gas Liquids segment consist of the following:

•	approximately 1,950 miles of natural gas liquids gathering pipelines;
•	approximately 163 miles of natural gas liquids distribution pipelines;
•	interests in four natural gas liquids fractionators with proportional operating capacity of approximately 379 MBbl/d;
•	one isomerization unit; and
•	six owned or leased storage facilities in Oklahoma, Kansas and Texas with operating capacity of approximately 20.6 million barrels.

Operating revenue is derived primarily from three types of business activities.

•	Exchange Services - Raw NGLs are gathered, fractionated and treated, and NGL purity products are stored and shipped for a fee.
•	Optimization - Our asset base, contract portfolio and market knowledge are used to optimize purity NGL products movement between Conway, Kansas and Mont Belvieu, Texas, in order to capture location price spreads. Our NGL storage facilities in the Mid-continent and Gulf Coast regions are used to capture seasonal price variances.

•	Isomerization - Normal butane is converted into the more valuable isobutane, which is used by the refining industry to upgrade the octane of motor gasoline at an isomerization unit in Conway, Kansas.

Known Trends and Uncertainties - Supply - Supply for our Natural Gas Liquids segment depends on the pace of crude oil and natural gas drilling activity by producers, the decline rate of existing production primarily in the Mid-continent region, and the liquids content of the natural gas that is produced and processed. The Mont Belvieu fractionation operation receives NGLs from a variety of processors and pipelines located in the Gulf Coast, west and central Texas, and the Rocky Mountain regions.

The natural gas liquids gathering pipelines are also affected by operational or market-driven changes that impact the output of natural gas processing plants to which they are connected. The differential between the price of NGLs and the price of natural gas, particularly the differential between the price of ethane and the price of natural gas and the differential in the composite price of NGLs and the price of natural gas, may influence processing plant output. This differential may impact the volume of natural gas and NGLs injected or withdrawn from storage and the volume of natural gas and NGLs shipped through the system, as processors periodically reject ethane from the NGL stream. When the value of ethane is lower than the relative price of natural gas, some processors will leave the ethane in the natural gas stream in a process known as ethane rejection instead of producing the ethane in a liquid form, by temporarily adjusting their plant operations. Typically, the forward curve for the price of ethane compared to the price of natural gas provides minimal or no processing spread. However, as the prices settle for the current period, the price of ethane to natural gas has historically provided a positive processing spread. For most of the first nine months of 2006, ethane values generally remained above natural gas on a relative price basis, which resulted in ethane recovery from processing plants that deliver to our natural gas liquids gathering pipelines.

Demand - Demand for NGLs and the ability of natural gas processors to successfully and economically sustain their operations impacts the volume of raw NGLs produced from processing plants, thereby affecting the demand for natural gas liquids gathering and fractionation services. Natural gas and propane are subject to weather-related seasonal demand. Other products are affected by economic conditions and the demand associated with the various industries that utilize the commodity, such as isobutane and natural gasoline, which are used by the refining industry as blending stocks for motor fuel, and ethane, which is used by the petrochemical industry to produce chemical products, such as plastic, rubber and synthetic fiber.

In recent years, crude oil, natural gas and NGL prices have been volatile due to market conditions. We are exposed to market risk associated with adverse changes in the price of NGLs, the basis differential between the Mid-continent and Gulf Coast regions, and the relative price differential between natural gas, NGLs and individual NGL purity products, which impacts our NGL purchases, sales and storage revenue. When natural gas prices are higher relative to NGL prices, NGL production may decline, which could negatively impact our fractionation revenue. When the basis differential between the Mid-continent and Gulf Coast regions is narrow, optimization opportunity and margins may decline. NGL storage revenue may be impacted by price volatility and forward pricing of natural gas liquids physical contracts versus the price of NGLs on the spot market. During 2006, Gulf Coast region NGL average prices were more favorable than Mid-continent region NGL prices for ethane and propane as follows.

	Pricing Spread Gulf Coast vs. Mid-continent
Quarter Ended	Ethane	Propane
March 31, 2006	$0.034	$0.023
June 30, 2006	0.033	0.010
September 30, 2006	0.058	0.020

Seasonality - Some NGL products produced by our natural gas liquids facilities are subject to weather-related seasonal demand, such as propane, which is used to heat residential properties during the winter heating season. Isobutane and natural gasoline, which are used by the refining industry as blending stocks for motor fuel, may also be subject to some seasonality when automotive travel is higher.

Competition - The natural gas liquids business we acquired competes with other fractionators and gatherers for natural gas liquids supplies in the Rocky Mountain, Mid-continent and Gulf Coast regions. We intend to make capital investments to improve plant processing flexibility and reduce operating costs so that we may compete more effectively. Information about our Natural Gas Liquids segment’s projected capital expenditures is included in this section under “Liquidity and Capital Resources - Capital Expenditures.”

Selected Financial and Operating Information - The following tables set forth certain selected financial and operating results for our Natural Gas Liquids segment for the periods indicated.

Financial Results	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
	(Thousands of dollars)
Natural gas liquids and condensate sales	$870,860	$2,478,056
Storage and fractionation revenue	46,800	140,551
Cost of sales and fuel	879,744	2,496,404
Net margin	37,916	122,203
Operating costs	14,308	41,477
Depreciation and amortization	5,370	16,137
Operating income	$18,238	$64,589
Equity earnings from investments	$104	$248

Operating Information	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Natural gas liquids gathered (MBbl/d)	208	205
Natural gas liquids sales (MBbl/d)	201	202
Natural gas liquids fractionated (MBbl/d)	326	315
Capital expenditures (Thousands of dollars)	$6,485	$14,462

Operating Results - Our Natural Gas Liquids segment reported operating income of $18.2 million and $64.6 million for the three and nine months ended September 30, 2006, respectively, as a result of the acquisition of ONEOK’s natural gas liquids assets. ONEOK acquired these natural gas liquids assets from Koch Industries, Inc. (Koch) in July 2005.

Comparative Analysis of Acquired Natural Gas Liquids Assets - We have provided the following information for additional analysis of the natural gas liquids assets we acquired from ONEOK. The transactions with ONEOK were accounted for at historical cost; therefore, the information is comparable between the periods.

Net margins were flat for the three months ended September 30, 2006, compared with the same period last year with offsetting variances as follows:

•	$4.7 million increase due to higher fractionation revenues related to increased NGL gathering volumes;
•	$1.2 million increase due to renegotiated NGL storage agreements;
•	$1.9 million increase from lower fuel costs due primarily to lower natural gas prices; and
•	$7.8 million of lower marketing margins due primarily to lower butane isomerization spreads and lower marketing fees.

Net margins for the nine months ended September 30, 2006, increased $70.0 million compared with the same period last year, primarily due to the additional net margin generated from the natural gas liquids assets ONEOK acquired from Koch, and, to a lesser extent, the impact of lower natural gas liquids marketing margins related to lower marketing fees and decreased sales volumes.

Operating costs were flat for the three months ended September 30, 2006, compared with the same period last year. However, operating costs increased $21.3 million for the nine months ended September 30, 2006, compared with the same period last year, primarily due to a full nine months of operating costs related to the natural gas liquids assets ONEOK acquired from Koch, compared with the nine-month period for 2005 that did not include these costs for the entire period.

Depreciation and amortization was consistent for the three months ended September 30, 2006, while they increased $10.5 million for the nine months ended September 30, 2006, compared with the same periods last year, primarily due to the acquisition of the natural gas liquids assets ONEOK acquired from Koch.

Pipelines and Storage

Overview - As part of the ONEOK Transactions described in this item under “Recent Developments,” we acquired all of ONEOK’s pipeline and storage assets and created a new segment that consists solely of these newly acquired pipeline and storage assets.

The pipeline and storage assets we acquired gather and transport natural gas through regulated intrastate natural gas transmission pipelines and NGLs through FERC-regulated natural gas liquids gathering and distribution pipelines and operate non-processable natural gas gathering and natural gas storage facilities in Oklahoma, Kansas and Texas.

Our intrastate natural gas pipelines in Oklahoma access major natural gas producing areas, which enables natural gas and NGLs to be moved throughout the state. In Texas, our intrastate natural gas pipelines are connected to the major natural gas producing areas in the Texas panhandle and the Permian Basin, which enables natural gas to be moved to the Waha Hub, where other pipelines may be accessed for transportation east to the Houston Ship Channel market and west to the California market. We also have intrastate natural gas pipelines that access the major natural gas producing area in south central Kansas.

Our regulated natural gas liquids gathering pipelines enable raw NGLs gathered in Oklahoma, Kansas and the Texas panhandle to be delivered primarily to our fractionation facilities in Medford, Oklahoma, and to our natural gas liquids distribution pipelines, which access two of the main natural gas liquids market centers in Conway, Kansas and Mont Belvieu, Texas.

The assets we acquired that are included in our Pipelines and Storage segment consist of the following:

•	approximately 5,660 miles of intrastate natural gas gathering and regulated intrastate transmission pipeline with peak transportation capacity of approximately 2.9 Bcf/d;
•	approximately 2,420 miles of FERC-regulated natural gas liquids gathering and distribution pipelines with peak transportation capacity of approximately 355 MBbl/d; and
•	11 underground natural gas storage facilities in Oklahoma, Kansas and Texas with active working gas capacity of approximately 51.6 Bcf.

One of the natural gas storage facilities we acquired has been idle since 2001 following natural gas explosions and eruptions of natural gas geysers in Hutchinson, Kansas. Since that time, the KDHE issued regulations related to storage activity not only at our facility, but also throughout Kansas. We are currently operating under the permit requirements filed with the KDHE that allow us to monitor the field while we complete the engineering, geological and economic studies necessary to determine the steps required to return the field to economical service and be in compliance with the new regulations.

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

Known Trends and Uncertainties - Supply - The supply of natural gas and NGLs to our pipelines and storage assets currently depends on the pace of natural gas drilling activity by producers and the decline rate of existing production in the major natural gas production areas in the Mid-continent region, including the Anadarko Basin,

Hugoton Basin, Central Kansas Uplift Basin and Permian Basin. For the periods reported, United States natural gas drilling rig counts have increased compared with the same periods last year.

The natural gas liquids gathering pipelines are also affected by operational or market-driven changes that impact the output of natural gas processing plants to which they are connected. The differential between the price of NGLs and the price of natural gas, particularly the differential between the price of ethane and the price of natural gas and the differential in the composite price of NGLs and the price of natural gas, may influence processing plant output. This differential may impact the volume of natural gas and NGLs shipped through the system, as processors periodically reject ethane from the NGL stream. When the value of ethane is lower than the relative price of natural gas, some processors, by temporarily adjusting their plant operations, will leave the ethane in the natural gas stream, in a process known as ethane rejection, instead of producing the ethane in a liquid form. Typically, the forward curve for the price of ethane compared to the price of natural gas provides minimal or no processing spread. However, as the prices settle for the current period, the price of ethane to natural gas has historically provided a positive processing spread. During most of the first nine months of 2006, ethane values generally remained above natural gas on a relative price basis, which resulted in ethane recovery from processing plants that deliver to our natural gas liquids gathering pipelines.

Demand - Demand for pipeline transportation service and natural gas storage is directly related to demand for natural gas and NGL products in the markets the pipelines and storage facilities serve, which is affected by the economy, natural gas and NGL price volatility, and weather. The strength of the economy directly impacts manufacturing and industrial companies that rely on natural gas and NGL products. Volatility in the natural gas market can influence customers’ decisions related to natural gas storage injection and withdrawal activity. The effect of weather on the acquired pipelines and storage operations is discussed below under “Seasonality.”

Exposure to market risk occurs when existing contracts expire and are subject to renegotiation with customers that have competitive alternatives and analyze the market price spread or basis differential between receipt and delivery points along the pipeline to determine their expected gross margin. The anticipated margin and its variability are important determinants of the transportation rate customers are willing to pay. We may also be subject to market risk associated with the relative price differential between natural gas and NGL prices with respect to our natural gas liquids revenue. Natural gas storage revenue is impacted by the differential between forward pricing of natural gas physical contracts and the price of natural gas on the spot market. Our fuel costs and the value of the retained fuel in-kind are also impacted by adverse changes in the commodity price of natural gas.

Seasonality - Demand for natural gas is seasonal. Weather conditions throughout the United States can significantly impact regional natural gas supply and demand. High temperatures can increase demand for gas-fired electric generation to cool residential and commercial properties. Low precipitation levels can impact the demand for natural gas that is used to fuel irrigation activity in the Mid-continent region. Cold temperatures can lead to greater demand for our transportation services due to increased demand for natural gas. As previously described for our Natural Gas Liquids segment, some NGL products are subject to weather-related seasonal demand resulting in transportation for these products also being subject to weather-related seasonal demand.

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

Competition - Our natural gas and natural gas liquids pipelines and storage facilities compete with other pipeline companies and other storage facilities for the natural gas and NGL supply in the Mid-continent region and for markets in the Mid-continent and Gulf Coast regions. Competition among pipelines and natural gas storage facilities is based primarily on fees for service and proximity to natural gas supply areas and markets. Competition for natural gas transportation services continues to increase as the FERC and state regulatory bodies continue to encourage more competition in the natural gas markets.

Selected Financial and Operating Information - The following tables set forth certain selected financial and operating results for our Pipelines and Storage segment for the periods indicated.

Financial Results	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
	(Thousands of dollars)
Transportation and gathering revenue	$45,942	$136,074
Storage revenue	11,839	36,996
Gas sales and other revenue	19,353	26,246
Cost of sales and fuel	24,150	43,571
Net margin	52,984	155,745
Operating costs	17,902	52,774
Depreciation and amortization	7,606	22,747
Gain on sale of assets	-	988
Operating income	$27,476	$81,212
Equity earnings from investments	$102	$371

Operating Information	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Natural gas transported (MMcf/d)	1,338	1,350
Natural gas liquids transported (MBbl/d)	199	200
Natural gas liquids gathered (MBbl/d)	61	58
Capital expenditures (Thousands of dollars)	$25,218	$40,708
Average natural gas price
Mid-continent region ($/MMBtu )	$5.77	$6.19

Operating Results - Our Pipelines and Storage segment reported operating income of $27.5 million and $81.2 million for the three and nine months ended September 30, 2006, respectively, as a result of the acquisition of ONEOK’s pipelines and storage assets.

Comparative Analysis of Acquired Pipelines and Storage Assets - The following information is provided for additional analysis of the pipelines and storage assets we acquired from ONEOK. The transactions with ONEOK were accounted for at historical cost; therefore, the information is comparable between the periods.

Net margins increased $2.1 million for the three months ended September 30, 2006, compared with the same periods last year primarily due to $1.2 million in increased net margins from our natural gas liquids gathering and distribution pipelines as a result of increased throughput from new connections and increased volume transported between Conway, Kansas and Mont Belvieu, Texas.

Net margins increased $43.6 million for the nine months ended September 30, 2006, compared with the same periods last year primarily due to the following:

•	an increase of $30.4 million primarily related to the additional six months ownership of the assets ONEOK acquired from Koch;
•	an increase of $11.5 million from natural gas transportation as a result of higher realized rates and higher volumes in the commodity-based short-term business and an improved fuel position; and
•	an increase of $0.9 million due to additional operational gas sales.

Operating costs decreased $1.5 million for the three months ended September 30, 2006, compared with the same period last year, primarily due to decreased employee related expenses.

Operating costs increased $9.7 million for the nine months ended September 30, 2006, compared with the same period last year, primarily due to increased operating expense associated with the additional six months of costs for the natural gas liquids gathering and distribution pipelines ONEOK acquired from Koch.

Interstate Natural Gas Pipelines

Overview - Our Interstate Natural Gas Pipelines segment, which transports natural gas primarily from the western Canada Sedimentary Basin to the Midwestern United States along approximately 2,320 miles of pipelines with a design capacity of approximately 4.7 Bcf/d, consists of the following assets:

•	50 percent partnership interest in Northern Border Pipeline;
•	Midwestern Gas Transmission;
•	Viking Gas Transmission; and
•	Guardian Pipeline.

In addition, as a result of the ONEOK Transactions, we acquired ONEOK’s interstate natural gas pipeline system, OkTex Pipeline Company, L.L.C., which consists of approximately 110 miles of small pipeline systems in Oklahoma, New Mexico and Texas.

In April 2006, we completed the sale of a 20 percent partnership interest in Northern Border Pipeline to TC PipeLines. We and TC PipeLines each now own a 50 percent interest in Northern Border Pipeline. An affiliate of TransCanada will become operator of the pipeline effective April 1, 2007. As a result, we deconsolidated Northern Border Pipeline, effective January 1, 2006, and reflect the pipeline as an investment in unconsolidated affiliates on our consolidated balance sheet. Our share of Northern Border Pipeline’s operating results is reported as equity earnings from investments in our consolidated statement of income.

In April 2006, we acquired the remaining 66-2/3 percent interest in Guardian Pipeline. As a result, we now own 100 percent of Guardian Pipeline. We consolidated Guardian Pipeline in the second quarter of 2006, effective January 1, 2006, instead of accounting for it as an investment under the equity method.

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

Known Trends and Uncertainties - Supply - We continue to expect that Canadian natural gas export volumes in 2006 will remain near 2005 levels. In 2007, Canadian gas supplies available for export could be adversely impacted by the development of oil sand reserves due to natural gas utilized in its production. As a result, increased production of crude oil reserves in Canada could reduce natural gas available for export to the United States if production and the related demand for natural gas are significantly greater than natural gas supply growth.

Demand - The Energy Information Administration projects U.S. demand for natural gas in 2006 to be slightly less than 2005 levels primarily as a result of warmer-than-average temperatures in the first quarter of 2006. United States gas consumption would rebound in 2007 from 2006 levels assuming the return of colder temperatures during the winter heating season (November-March).

Natural gas storage injections and withdrawals in western Canada affect natural gas available for transportation on our pipelines. As a result, demand for transportation services is reduced during periods of Canadian storage injection and may increase during periods of storage withdrawal. At September 30, 2006, western Canada storage inventories were slightly above September 30, 2005 figures. A developing storage field in western Canada is believed to have recently reached full injection capabilities, adding additional capacity to total western Canadian storage capabilities. We anticipate that increased Canadian storage capacity may reduce demand for our transportation capacity if unseasonably warm weather is experienced in the midwestern United States throughout the 2006-2007 heating season.

For the nine months ended September 30, 2006 and 2005, Northern Border Pipeline’s contracted capacity, including contracts of various lengths with some short-term in nature, averaged approximately 97 percent. At September 30,

2006, approximately 52 percent of Northern Border Pipeline’s capacity was contracted on a firm basis through the 2006-2007 heating season. At September 30, 2005, approximately 70 percent of Northern Border Pipeline’s capacity was contracted on a firm basis for the 2005-2006 heating season. As a result of short-term contracting activity, Northern Border Pipeline’s actual firm contracted capacity averaged 102 percent during the 2005-2006 heating season. Weather conditions will be a primary driver of demand for the available capacity on Northern Border Pipeline for the 2006-2007 heating season. Assuming the return of colder weather for the 2006-2007 heating season, Northern Border Pipeline expects the unsold capacity to be sold on a short-term basis at levels comparable to the 2005-2006 heating season.

Northern Border Pipeline’s revenues for the 2006-2007 heating season may be lower due to reduction of long-term rates starting January 1, 2007, resulting from the rate case settlement discussed under “Regulatory Developments” in this section. In addition, revenue may vary on a quarterly basis in 2007 due to the implementation of seasonal rates included in the rate case settlement. Discounting transportation rates on a short-term basis may be necessary to optimize revenue depending upon market conditions.

Guardian Pipeline’s firm transportation capacity was 97 percent contracted for the nine months ended September 30, 2006. At September 30, 2006, 88 percent of Guardian Pipeline’s existing firm transportation capacity was contracted on a firm basis through November 2012.

Selected Financial and Operating Information - The following tables set forth certain selected financial and operating results for our Interstate Natural Gas Pipelines segment for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
Financial Results	2006	2005	2006	2005
		(Thousands of dollars)
Transportation revenue	$22,462	$103,190	$71,245	$282,376
Cost of sales and fuel	-	-	-	-
Net margin	22,462	103,190	71,245	282,376
Operating costs	8,798	25,077	25,920	71,718
Depreciation and amortization	3,622	16,966	10,984	49,958
Gain on sale of asset	-	-	113,877	-
Operating income	$10,042	$61,147	$148,218	$160,700
Equity earnings from investments	$16,841	$572	$55,691	$1,212
Minority interest	$-	$13,853	$1,866	$34,671

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Information (a)	2006	2005	2006	2005
Natural gas delivered (MMcf/d)	749	3,186	881	3,139
Natural gas average throughput (MMcf/d)	756	3,264	891	3,216
Capital expenditures (Thousands of dollars)	$15,426	$9,632	$22,330	$22,698

(a)	Includes volumes for consolidated entities only.

Operating Results - Our Interstate Natural Gas Pipelines segment reported operating income of $10.0 million and $148.2 million for the three and nine months ended September 30, 2006, respectively, compared with $61.1 million and $160.7 million for the same periods last year. During the second quarter of 2006, we sold a 20 percent partnership interest in Northern Border Pipeline and recorded a gain on sale of approximately $113.9 million. Operating income for the three and nine months ended September 30, 2005, included $55.8 million and $145.6 million, respectively, related to Northern Border Pipeline, which is no longer consolidated as of January 1, 2006. The segment’s operating income increased $5.3 million and $15.3 million for the three and nine months ended September 30, 2006, respectively, due to the consolidation of Guardian Pipeline as a result of our acquisition of the remaining 66-2/3 percent interest in Guardian Pipeline.

Transportation revenue, delivered volumes and throughput volumes decreased for the three and nine months ended September 30, 2006, as a result of the deconsolidation of Northern Border Pipeline, partially offset by the consolidation of Guardian Pipeline. Transportation revenue for the three and nine months ended September 30, 2005, includes $89.0 million and $241.6 million, respectively, related to Northern Border Pipeline, which is no longer consolidated as of January 1, 2006. Our transportation revenue increased $8.6 million and $26.4 million for the three and nine months ended September 30, 2006, respectively, due to the consolidation of Guardian Pipeline.

Equity earnings from investments of $16.8 million and $55.7 million for the three and nine months ended September 30, 2006, respectively, represent our interest in Northern Border Pipeline that is no longer consolidated as of January 1, 2006. Equity earnings from investments of $0.6 million and $1.2 million for the three and nine months ended September 30, 2005, respectively, represent our 33-1/3 percent interest in Guardian Pipeline that is consolidated as of January 1, 2006.

Minority interest for the three and nine months ended September 30, 2006, represents the 66-2/3 percent interest in Guardian Pipeline that we did not own until we acquired these interests in April 2006. Minority interest for the three and nine months ended September 30, 2005, represents the 30 percent interest in Northern Border Pipeline owned by TC PipeLines when Northern Border Pipeline’s results were consolidated.

Regulatory Developments - In November 2005, Northern Border Pipeline filed a rate case with the FERC as required by the provisions of the settlement of its last rate case. As of September 30, 2006, a refund liability of approximately $10.6 million related to the rate case was recorded on Northern Border Pipeline’s balance sheet. As a result of extensive settlement negotiations, Northern Border Pipeline filed a stipulation and agreement on September 18, 2006, which documents the settlement in its pending rate case. The settlement was reached between Northern Border Pipeline and its participant customers and is supported by the FERC trial staff. The uncontested settlement was certified on October 20, 2006, by the administrative law judge and provided to the FERC for approval. The approval process is expected to be completed by late 2006.

The settlement establishes maximum long-term rates and charges for transportation on Northern Border Pipeline’s system. Beginning in 2007, overall rates will be reduced, compared with rates prior to the filing, by approximately five percent. For the full transportation route from Port of Morgan, Montana to the Chicago area, the previous charge of approximately $0.46 per Dth will now be approximately $0.44 per Dth, which is comprised of a reservation rate, commodity rate and a compressor usage surcharge. The factors used in calculating depreciation expense for transmission plant are being increased from the current 2.25 percent to 2.40 percent. The settlement also provides for seasonal rates for short-term transportation services. Seasonal maximum rates vary on a monthly basis from approximately $0.54 per Dth to approximately $0.29 per Dth for the full transportation route from Port of Morgan, Montana to the Chicago area. The settlement includes a three-year moratorium on filing rate cases and participants challenging these rates, and requires that Northern Border Pipeline file a rate case within six years.

Other

Black Mesa, which was part of our former Coal Slurry Pipeline segment, consisted of a pipeline that was designed to transport crushed coal suspended in water along 273 miles of pipeline that originated at a coal mine in Kayenta, Arizona, and terminated at Mohave Generating Station (Mohave) in Laughlin, Nevada. The coal slurry pipeline was the sole source of fuel for Mohave and was fully contracted to Peabody Western Coal until December 31, 2005. The water used by the coal slurry pipeline was supplied from an aquifer in the Navajo Nation and Hopi Tribe joint use area until December 31, 2005.

Under a consent decree, Mohave agreed to install pollution control equipment by December 2005. However, due to the uncertainty surrounding the ongoing source of water supply and coal supply negotiations, SCE, a 56 percent owner of Mohave, filed a petition before the CPUC requesting that they either recognize the end of Mohave’s coal-fired operations on December 31, 2005, or authorize expenditures for pollution control activities required for future operation. In December 2004, the CPUC authorized SCE to make the necessary expenditures for critical path investments and directed interested parties to continue working toward resolution of essential water and coal supply issues.

On December 31, 2005, Black Mesa’s transportation contract with the coal supplier of Mohave expired and our coal slurry pipeline operations were shut down as expected. In June 2006, SCE completed a comprehensive study of the water source, coal supply and transportation issues and announced that it would no longer pursue the resumption of plant operations. SCE and the other Mohave co-owners are jointly exploring options for Mohave, including the possibility of selling the plant. Negotiations between various parties involved with Black Mesa are ongoing.

We expect the impact associated with the shutdown of our coal slurry operations will be a reduction of net income of approximately $16.2 million in 2006 compared with 2005, which includes the after tax reduction to net income of $10.5 million for the goodwill and asset impairment recognized in the second quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES

General - Our principal sources of liquidity include cash generated from operating activities and bank credit facilities. We fund our operating expenses, debt service and cash distributions to our limited and general partners primarily with operating cash flow.

Part of our growth strategy is to expand our existing businesses and strategically acquire related businesses that strengthen and complement our existing assets. Capital resources for acquisitions and maintenance and growth expenditures may be funded by a variety of sources, including cash generated from operating activities, borrowings under bank credit facilities, issuance of senior unsecured notes or sale of additional limited partner interests. Our ability to access capital markets for debt and equity financing under reasonable terms depends on our financial condition, credit ratings and market conditions.

We believe that our ability to obtain financing and our history of consistent cash flow from operating activities provide a solid foundation to meet our future liquidity and capital resource requirements.

Financing - Five-Year Credit Agreement - In March 2006, we entered into the 2006 Partnership Credit Agreement with certain financial institutions and terminated our $500 million revolving credit agreement. At September 30, 2006, we had no borrowings and a $15 million letter of credit outstanding under the 2006 Partnership Credit Agreement.

Under the 2006 Partnership Credit Agreement, we are required to comply with certain financial, operational and legal covenants. These requirements include:

•	maintaining a ratio of EBITDA (net income plus interest expense, income taxes and depreciation and amortization) to interest expense of greater than 3 to 1, and
•	maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA adjusted for pro forma operating results of acquisitions made during the year) of no more than 4.75 to 1.

If we consummate one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will be increased to 5.25 to 1 for two calendar quarters following the acquisitions. Upon any breach of these covenants, amounts outstanding under the 2006 Partnership Credit Agreement may become immediately due and payable. At September 30, 2006, we were in compliance with these covenants.

Bridge Facility - In April 2006, we entered into the Bridge Facility with a syndicate of banks and borrowed $1.05 billion to finance a portion of the acquisition of the ONEOK Energy Assets. In September 2006, we repaid the amounts outstanding under the Bridge Facility using proceeds from the issuance of senior notes, which resulted in the Bridge Facility being terminated in accordance with its terms. See “Debt Issuance” below and Note E of Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further discussion regarding the issuance of senior notes.

Debt Issuance - In September 2006, we completed the underwritten public offering of (i) $350 million aggregate principal amount of 5.90 percent Senior Notes due 2012 (the “2012 Notes”), (ii) $450 million aggregate principal amount of 6.15 percent Senior Notes due 2016 (the “2016 Notes”) and (iii) $600 million aggregate principal amount of 6.65 percent Senior Notes due 2036 (the “2036 Notes” and collectively with the 2012 Notes and the 2016 Notes, the “Notes”). We registered the sale of the Notes with the SEC pursuant to a shelf registration statement filed on

September 19, 2006. The Notes are guaranteed on a senior unsecured basis by the Intermediate Partnership. The guarantee ranks equally in right of payment to all of the Intermediate Partnership’s existing and future unsecured senior indebtedness.

We may redeem the Notes, in whole or in part, at any time prior to their maturity at a redemption price equal to the principal amount of the Notes, plus accrued, and unpaid interest and a make-whole premium. The redemption price will never be less than 100 percent of the principal amount of the relevant Notes plus accrued and unpaid interest. The Notes are senior unsecured obligations, ranking equally in right of payment with all of our existing unsecured senior indebtedness and effectively junior to all of the existing debt and other liabilities of our non-guarantor subsidiaries. The Notes are non-recourse to our general partner.

The net proceeds from the Notes of approximately $1.39 billion, after deducting underwriting discounts and commissions and expenses but before offering expenses, were used to repay all of the amounts outstanding under our Bridge Facility and to repay $335 million of indebtedness outstanding under the 2006 Partnership Credit Agreement. The terms of the Notes are governed by the Indenture, dated September 25, 2006, between us and Wells Fargo Bank, N.A., as trustee, as supplemented by the First Supplemental Indenture (with respect to the 2012 Notes), the Second Supplemental Indenture (with respect to the 2016 Notes) and the Third Supplemental Indenture (with respect to the 2036 Notes), each dated September 25, 2006. The Indenture does not limit the aggregate principal amount of debt securities that may be issued and provides that debt securities may be issued from time to time in one or more additional series. The Indenture contains covenants including, among other provisions, limitations on our ability to place liens on our property or assets and sell and lease back our property.

The 2012 Notes, 2016 Notes and 2036 Notes will mature on April 1, 2012, October 1, 2016 and October 1, 2036, respectively. We will pay interest on the Notes on April 1 and October 1 of each year. The first payment of interest on the Notes will be made on April 1, 2007. Interest on the Notes accrues from September 25, 2006, which was the issuance date of the Notes.

Guardian Pipeline Revolving Note - Our acquisition of the remaining 66-2/3 percent interest in Guardian Pipeline resulted in the inclusion of outstanding amounts under Guardian Pipeline’s revolving note agreement in our consolidated balance sheet. The revolving note agreement permits Guardian Pipeline to choose rates based on the prime commercial lending rate or LIBOR as the interest rate on its outstanding borrowings, specify the portion of the borrowings to be covered by specific interest rate options and specify the interest rate period. At September 30, 2006, Guardian Pipeline had $4.5 million outstanding under its $10 million revolving note agreement at an interest rate of 6.57 percent, due November 8, 2007.

Guardian Pipeline’s revolving note agreement contains typical covenants, including financial covenants that require the maintenance of a ratio of (1) EBITDAR (net income plus interest expense, income taxes, operating lease expense and depreciation and amortization) to the sum of interest expense plus operating lease expense of not less than 1.5 to 1, and (2) total indebtedness to EBITDAR of not greater than 6.75 to 1. Upon any breach of these covenants, all amounts outstanding under the note agreement may become due and payable immediately. At September 30, 2006, Guardian Pipeline was in compliance with its financial covenants.

Guardian Pipeline Master Shelf Agreement - Our acquisition of the remaining 66-2/3 percent interest in Guardian Pipeline resulted in the inclusion of $148.6 million of long-term debt in our consolidated balance sheet. These notes were issued under a master shelf agreement with certain financial institutions. Principal payments are due annually through 2022. Interest rates on the notes range from 7.61 percent to 8.27 percent with an average rate of 7.85 percent. Guardian Pipeline’s master shelf agreement contains financial covenants which are substantially the same as those in Guardian Pipeline’s revolving note agreement, as described above, except that beginning in December 2007, the rate of total indebtedness to EBITDAR can not be greater than 5.75 to 1.

Equity Issuance - In connection with the ONEOK Transactions, we amended our partnership agreement to provide for the issuance of Class B limited partner units and issued approximately 36.5 million Class B limited partner units to ONEOK. The new class of equity securities is entitled to the same distribution rights as our outstanding common units, but has limited voting rights and is subordinated to the common units with respect to the minimum quarterly distribution. The number of Class B units issued was determined by using the average closing price of our common units for the 20 trading days prior to the signing of the Contribution Agreement between ONEOK and us on February 14, 2006. The Class B limited partner units were issued on April 6, 2006.

We will hold a special election for holders of common units as soon as practical, but no later than April 2007, subject to extension, to approve the conversion of the Class B units into common units and to approve certain amendments to our MLP Partnership Agreement. The proposed amendments to our MLP Partnership Agreement would grant voting rights for common units held by our general partner if a vote is held to remove our general partner and require fair market value compensation for the general partner interest if the general partner is removed.

If the conversion and the amendments are approved by the common unitholders, the Class B units will be eligible to convert into common units on a one-for-one basis and the Class B units will no longer be outstanding. If the common unitholders do not approve both the conversion and amendments, then the Class B unit distribution would increase to 115 percent of the distributions paid on the common units, including distributions paid upon liquidation. If the common unitholders vote to remove ONEOK or its affiliates as our general partner at any time prior to the approval of the conversion and certain amendments to our partnership agreement, the amount payable on such Class B units would increase to 125 percent of the distributions payable with respect to the common units, including distributions paid upon liquidation. The Class B unit distribution rights would continue to be subordinated in the manner described above unless and until the conversion described above has been approved.

Capital Expenditures - As a result of the acquisition of the ONEOK Energy Assets described in this item under “Recent Developments,” our projected capital expenditures have increased to include growth and maintenance capital expenditures related to the acquired assets. We classify expenditures that are expected to generate additional revenue or significant operating efficiencies as growth capital expenditures. Any remaining capital expenditures are classified as maintenance capital expenditures. The following table summarizes our consolidated projected growth and maintenance capital expenditures for 2006 as of September 30, 2006.

2006 Projected Capital Expenditures	Growth	Maintenance	Total
	(Millions of dollars)
Gathering and Processing	$68	$17	$85
Natural Gas Liquids	15	17	32
Pipelines and Storage	64	14	78
Interstate Natural Gas Pipelines	31	15	46
Total projected capital expenditures	$178	$63	$241

In May 2006, we entered into an agreement with Williams to form a joint venture called Overland Pass Pipeline Company, described in this section under “Recent Developments.” The pipeline project is estimated to cost approximately $433 million. In addition, we plan to invest approximately $173 million to expand our existing fractionation capabilities and the capacity of our natural gas liquids distribution pipelines. Financing for both projects may include a combination of short- or long-term debt or equity. In 2006, we estimate that we will spend approximately $61 million related to this project.

Other significant projected growth expenditures for 2006 include approximately $18 million related to the Midwestern Gas Transmission Eastern Extension Project and approximately $10 million related to the Guardian Pipeline Expansion and Extension Project. Additional information about these projects is included under Item 1, “Business–Narrative Description of Business–Interstate Natural Gas Pipeline Segment,” in our Annual Report on Form 10-K for the year ended December 31, 2005. Financing for these projects may include borrowing under the 2006 Partnership Credit Agreement.

Cash Distributions - We distribute 100 percent of our available cash, which generally consists of all cash receipts less adjustments for cash disbursements and net change to reserves, to our general and limited partners. Our income is allocated to the general partner and limited partners according to their partnership percentages of two percent and 98 percent, respectively, after the effect of any incremental income allocations for incentive distributions to the general partner.

In April 2006, we increased our cash distribution by $0.08 per unit to $0.88 per unit for the first quarter of 2006, which was paid on May 15, 2006, to unitholders of record as of April 28, 2006. In July 2006, we increased our cash distribution by $0.07 per unit to $0.95 per unit for the second quarter of 2006, which was paid on August 14, 2006, to unitholders of record as of July 31, 2006. In October 2006, we increased our cash distribution to $0.97 per unit for the third quarter of 2006. The distribution is payable on November 14, 2006, to unitholders of record on October 31, 2006.

Legal - Various legal actions that have arisen in the ordinary course of business are pending. We believe that the resolution of these issues will not have a material adverse impact on our results of operations or financial position.

Environmental Liabilities - We are subject to multiple environmental laws and regulations affecting many aspects of present and future operations, including air emissions, water quality, wastewater discharges, solid wastes and hazardous material and substance management. These laws and regulations generally require us to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals. Failure to comply with these laws, regulations, permits and licenses may expose us to fines, penalties and/or interruptions in our operations that could be material to the results of operations. If an accidental leak or spill of hazardous materials occurs from our lines or facilities, in the process of transporting natural gas or NGLs, or at any facility that we own, operate or otherwise use, we could be held jointly and severally liable for all resulting liabilities, including investigation and clean up costs, which could materially affect our results of operations and cash flows. In addition, emission controls required under the Federal Clean Air Act and other similar federal and state laws could require unexpected capital expenditures at our facilities. We cannot assure that existing environmental regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from customers, could have a material adverse effect on our business, financial condition and results of operations.

Our expenditures for environmental evaluation and remediation to date have not been significant in relation to our results of operations, and there were no material effects upon earnings during the three and nine months ended September 30, 2006 related to compliance with environmental regulations.

CASH FLOW ANALYSIS

Operating Cash Flows - Cash provided by operating activities was $437.8 million for the nine months ended September 30, 2006, compared with $202.6 million for the same period last year. Cash provided by operating activities increased for the nine months ended September 30, 2006, primarily due to the acquisition of the ONEOK Energy Assets. Changes in components of working capital, net of the effect of the acquisition, increased operating cash flow by $72.3 million for the nine months ended September 30, 2006, compared with an increase of $5.6 million for same period last year primarily as a result of decreased accounts receivable.

Investing Cash Flows - Cash used in investing activities was $1.2 billion for the nine months ended September 30, 2006, compared with $46.4 million for the same period last year. The increased use of cash during the nine months ended September 30, 2006, was primarily due to the following:

•	the acquisition of the ONEOK Energy Assets for approximately $1.35 billion of cash consideration, before adjustments;
•	the acquisition of a 66-2/3 percent interest in Guardian Pipeline for approximately $77 million;
•	payment to Williams for initial capital expenditures incurred of $11.4 million related to the Overland Pass Pipeline Company natural gas liquids pipeline joint venture;
•	increased capital expenditures primarily related to the ONEOK Energy Assets of $75.2 million; and
•	an equity contribution to Northern Border Pipeline of $7.2 million; partially offset by
•	the sale of a 20 percent partnership interest in Northern Border Pipeline to TC PipeLines for approximately $297 million.

During the nine months ended September 30, 2006, we used borrowings from our Bridge Facility and 2006 Partnership Credit Agreement, and cash provided by operating activities to fund our investing activities.

Financing Cash Flows - Cash provided by financing activities was $790.4 million for the nine months ended September 30, 2006, compared with cash used in financing activities of $158.6 million for the same period last year.

Cash distributions to our general and limited partners for the nine months ended September 30, 2006 increased $53.7 million compared with the same period last year due to the increased available cash as a result of the ONEOK Transactions described in this section under “Recent Developments.” We increased our cash distribution by $0.08 per unit to $0.88 per unit for the first quarter of 2006 and increased the cash distribution an additional $0.07 per unit to $0.95 per unit for the second quarter of 2006. Our cash distributions to our limited and general partners totaled $173.5 million for the nine months ended September 30, 2006.

Distributions to minority interests for the nine months ended September 30, 2006, decreased $43.4 million compared with the same period last year, primarily due to the deconsolidation of Northern Border Pipeline. Distributions to minority interests for the nine months ended September 30, 2005, include distributions related to TC PipeLines’ 30 percent interest in Northern Border Pipeline prior to the sale.

We reported cash flow retained by ONEOK of $177.5 million, which represents the cash flows generated during the first quarter of 2006 by the ONEOK Energy Assets prior to the acquisition.

During the second quarter of 2006, we borrowed $1.05 billion under our Bridge Facility to finance a portion of the acquisition of the ONEOK Energy Assets and $77 million under the 2006 Partnership Credit Agreement to acquire the 66-2/3 percent interest in Guardian Pipeline. During the third quarter of 2006, we completed the underwritten public offering of senior notes totaling $1.39 billion in net proceeds, before offering expenses, which were used to repay all of the amounts outstanding under our Bridge Facility and to repay $335 million of indebtedness outstanding under the 2006 Partnership Credit Agreement.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth our contractual obligations related to debt, operating leases and other long-term obligations as of September 30, 2006, and reflects the deconsolidation of Northern Border Pipeline due to the sale of a 20 percent interest in Northern Border Pipeline, consolidation of Guardian Pipeline due to the acquisition of a 66-2/3 percent interest in Guardian Pipeline and additional contractual obligations resulting from the ONEOK Transactions. Additional information about these transactions, which occurred during the second quarter of 2006, is included in this section under “Recent Developments.”

	Payments Due by Period
Contractual Obligations	Total	2006	2007	2008	2009	2010	Thereafter
ONEOK Partners	(Thousands of dollars)
$750 million credit agreement	$-	$-	$-	$-	$-	$-	$-
Senior notes - 8.875%	250,000	-	-	-	-	250,000	-
Senior notes - 7.10%	225,000	-	-	-	-	-	225,000
Senior notes - 5.90%	350,000	-	-	-	-	-	350,000
Senior notes - 6.15%	450,000	-	-	-	-	-	450,000
Senior notes - 6.65%	600,000	-	-	-	-	-	600,000
Guardian Pipeline
$10 million credit agreement	4,500	-	4,500	-	-	-	-
Senior notes - various	148,555	2,983	11,931	11,931	11,931	11,930	97,849
Interest payments on debt	1,831,603	35,035	138,987	137,728	136,965	124,231	1,258,657
Operating leases	75,089	4,004	14,695	14,105	12,244	11,928	18,113
Purchase commitments, rights of way and other	128,071	2,391	117,035	1,975	1,787	1,746	3,137
Firm transportation contracts	41,055	2,939	11,659	11,691	11,087	3,679	-
Total	$4,103,873	$47,352	$298,807	$177,430	$174,014	$403,514	$3,002,756

Interest Payments on Debt - Interest expense is calculated by taking long-term debt and multiplying by the respective coupon rates, adjusted for active swaps.

Operating Leases - Our operating leases include office space, vehicles and equipment.

Other Long-Term Obligations - Firm transportation agreements with our Rocky Mountain region gathering and processing joint ventures require minimum monthly payments. As part of the ONEOK Transactions, we acquired contractual rights to process natural gas at the Bushton, Kansas processing plant (Bushton Plant) that is leased by OBPI. Our Processing and Services Agreement with ONEOK and OBPI sets out the terms by which OBPI will provide processing and related services at the Bushton Plant through 2012. In exchange for such services, we will pay OBPI for all direct costs and expenses of operating the Bushton Plant, including reimbursement of a portion of OBPI’s obligations under equipment leases covering the Bushton Plant.

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

Forward-looking statements include the items identified in the preceding paragraph, the information concerning possible or assumed future results of our operations and other statements contained or incorporated in this Quarterly Report on Form 10-Q identified by words such as “anticipate,” “plan,” “estimate,” “expect,” “forecast,” “intend,” “believe,” “projection” or “goal.”

You should not place undue reliance on forward-looking statements. Known and unknown risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements. Those factors may affect our operations, markets, products, services and prices. In addition to any assumptions and other factors referred to specifically in connection with the forward-looking statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statement include, among others, the following:

•	the effects of weather and other natural phenomena on our operations, demand for our services and energy prices;
•	competition from other United States. and Canadian energy suppliers and transporters as well as alternative forms of energy;
•	the timing and extent of changes in commodity prices for natural gas, NGLs, electricity and crude oil;
•	impact on drilling and production by factors beyond our control, including the demand for natural gas and refinery-grade crude oil; producers’ desire and ability to obtain necessary permits; reserve performance; and capacity constraints on the pipelines that transport crude oil, natural gas and NGLs from producing areas and our facilities;
•	risks of trading and hedging activities as a result of changes in energy prices or the financial condition of our counterparties;
•	the timely receipt of approval by applicable governmental entities for construction and operation of our pipeline projects and required regulatory clearances;
•	our ability to acquire all necessary rights-of-way permits and consents in a timely manner, and our ability to promptly obtain all necessary materials and supplies required for construction, and our ability to construct pipelines without labor or contractor problems;
•	the ability to market pipeline capacity on favorable terms;
•	risks associated with adequate supply to our gathering, processing, fractionation and pipeline facilities, including production declines which outpace new drilling;
•	the mechanical integrity of facilities operated;
•	the effects of changes in governmental policies and regulatory actions, including changes with respect to income taxes, environmental compliance, authorized rates or recovery of gas costs;
•	the results of administrative proceedings and litigation, regulatory actions and receipt of expected clearances involving regulatory authorities or any other local, state or federal regulatory body, including the FERC;
•	actions by rating agencies concerning our credit ratings;

•	the impact of unforeseen changes in interest rates, equity markets, inflation rates, economic recession and other external factors over which we have no control, including the effect on pension expense and funding resulting from changes in stock and bond market returns;
•	our ability to access capital at competitive rates or on terms acceptable to us;
•	demand for our services in the proximity of our facilities;
•	the profitability of assets or businesses acquired by us;
•	the risk that material weaknesses or significant deficiencies in our internal control over financial reporting could emerge or that minor problems could become significant;
•	the impact and outcome of pending and future litigation;
•	our ability to successfully integrate the operations of the assets acquired from ONEOK with our current operations;
•	our ability to successfully transfer the operations of Northern Border Pipeline to an affiliate of TransCanada or successfully transfer operations from Omaha to Tulsa;
•	our ability to successfully transfer administrative functions in our Gathering and Processing segment from Denver to Tulsa;
•	performance of contractual obligations by our customers;
•	the uncertainty of estimates, including accruals;
•	ability to control operating costs; and
•	acts of nature, sabotage, terrorism or other similar acts that cause damage to our facilities or our suppliers’ or shippers’ facilities.

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

INTEREST RATE RISK

At September 30, 2006, the interest rates on approximately 92.6 percent of our long-term debt were fixed after considering the impact of interest rate swaps. See Note F of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q for more information on our interest rate swaps.

If interest rates increased one percent on our borrowings outstanding as of September 30, 2006, our annual consolidated interest expense would increase and our projected consolidated income before income taxes would decrease by approximately $1.5 million.

COMMODITY PRICE RISK

Our Interstate Natural Gas Pipelines and Pipelines and Storage segments are exposed to commodity price risk because our interstate and intrastate pipelines collect natural gas from their customers as part of their fee for services provided. When the amount of natural gas utilized in operations by these pipelines differs from the amount provided by their customers, the pipelines must buy or sell natural gas, or use natural gas from inventory, and are exposed to commodity price risk. At September 30, 2006, there were no hedges in place with respect to natural gas price risk from our interstate and intrastate pipeline operations.

Our Natural Gas Liquids segment is exposed to commodity price risk primarily as a result of NGLs in storage, spread risk associated with the relative values of the various components of the NGL stream and the relative value of NGL purchases at one location and sales at another location, known as basis risk. We have not entered into any hedges with respect to our NGL marketing activities.

Our Gathering and Processing segment receives a significant portion of its revenue from the sale of commodities in exchange for gathering and processing services and is exposed to market risk due to changes in natural gas and NGL prices. Our primary exposure arises from the relative price differential between natural gas and NGLs with respect to our keep-whole processing contracts and the sale of natural gas, NGLs and condensate with respect to our percent-of-proceeds contracts. To a lesser extent, we are exposed to the risk of price fluctuations and the cost of intervening transportation at various market locations. We use commodity derivative contracts and fixed-price physical contracts, including NYMEX-based futures, collars and over-the-counter swaps, which are all designated as cash flow hedges, to minimize earnings volatility related to natural gas, NGL and condensate price fluctuations. The following table sets forth our Gathering and Processing segment’s hedging information for the remainder of 2006 and 2007.

	Year Ending December 31, 2006		Year Ending December 31, 2007
Product	Volumes Hedged	Average Price Per Unit	Volumes Hedged	Average Price Per Unit
Percent-of-proceeds
Condensate (Bbl/d) (a)	815	$ 52.00-60.00	-	-
Natural gas liquids (Bbl/d) (b)	5,752	$42.11	-	-
Natural gas (MMBtu/d) (a)	5,217	$6.15-11.00	-	-
Natural gas (MMBtu/d) (b)	16,461	$6.50	-	-
Keep-whole
Gross processing spread (MMBtu/d) (b)	20,788	$4.60	6,410	$3.06

(a) Hedged with option collars

(b) Hedged with fixed-price swaps

See Note F of Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q for more information on our hedging activities.

Our commodity price market risk is estimated as a hypothetical change in the price of natural gas, NGLs and crude oil at September 30, 2006. Our condensate sales are based on the price of crude oil. We estimate that a $1.00 per barrel increase in the price of crude oil would increase annual net margin by approximately $0.3 million, excluding the effects of hedging. We estimate that a $0.01 per gallon increase in the price of NGLs would increase annual net margin by approximately $2.3 million, excluding the effects of hedging. We estimate that a $0.10 per MMBtu increase in the price of natural gas would decrease annual net margin by approximately $0.1 million, excluding the effects of hedging.

For the remainder of 2006, our Gathering and Processing segment is approximately 77 percent hedged on its projected percent-of-proceeds NGL volumes, approximately 73 percent hedged on its projected percent-of-proceeds natural gas volumes and approximately 66 percent hedged on its projected keep-whole gross processing spread.

ITEM 4.	CONTROLS AND PROCEDURES

Quarterly Evaluation of Disclosure Controls and Procedures - As of the end of the period covered by this report, the chief executive officer and chief financial officer of ONEOK Partners GP evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management of ONEOK Partners GP, including the officers of ONEOK Partners GP who are the equivalent of our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, they concluded that as of September 30, 2006, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting - There were no changes in our internal control over financial reporting that occurred during the third quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for those controls described in the following paragraphs.

In April 2006, we entered into a services agreement with ONEOK and also acquired the ONEOK Energy Assets. In addition, ONEOK now owns 100 percent of our general partner interest and the operations currently managed in our Omaha, Nebraska and Denver, Colorado offices are being moved to Tulsa, Oklahoma. The Denver office operations are anticipated to be completely transitioned to Tulsa by the end of the year and the Omaha office operations by April 2007. In July 2005, ONEOK acquired natural gas liquids assets from Koch, which we subsequently acquired as part of the ONEOK Energy Assets. As part of our ongoing integration activities, we are in the process of developing and incorporating controls and procedures related to the ONEOK Energy Assets into our internal control over financial reporting. Until such controls are more fully developed, we have implemented and are relying on compensating controls and have performed extensive reviews of our reported results. As with any acquisition, there are inherent risks in the timing, development and implementation of internal controls that could negatively impact us; however, we do not believe they will materially affect our internal control over financial reporting.

We are in the process of implementing a new contracting and billing system to support our Gathering and Processing segment by automating certain transactional processes, including scheduling, plant allocations and invoicing, that are currently handled manually. Implementation is scheduled to be completed during the fourth quarter of 2006 and will result in changes to our internal control over financial reporting; however, we do not believe the changes will be material.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Additional information about our legal proceedings is included under Part II, Item 1, “Legal Proceedings,” in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2006, and the three months ended June 30, 2006, and under Part I, Item 3, “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Notice of Rate Change of Northern Border Pipeline Company, Federal Energy Regulatory Commission, Docket No. RP06-72-000. On September 18, 2006, Northern Border Pipeline filed a stipulation and agreement pursuant to the settlement reached in its rate case between Northern Border Pipeline and its participant customers. The settlement, supported by the FERC trial staff, establishes maximum long-term rates and charges for transportation on Northern Border Pipeline’s system. Beginning in 2007, overall rates will be reduced, compared with rates prior to the filing, by approximately five percent. For the full transportation path from Port of Morgan, Montana to the Chicago area, the previous charge of approximately $0.46 per dekatherm will now be approximately $0.44 per dekatherm, which is comprised of a reservation rate, commodity rate and a compressor usage surcharge. The factors used in calculating depreciation expense for transmission plant are being increased from the current 2.25 percent to 2.40 percent. The settlement provides for seasonal rates for short-term transportation services. Seasonal maximum rates vary on a monthly basis from approximately $0.54 per dekatherm to approximately $0.29 per dekatherm for the full transportation route from Port of Morgan, Montana to the Chicago area. The settlement also includes a three-year moratorium on filing rate cases and participants challenging these rates, and requires that Northern Border Pipeline file a rate case within six years. The non-contested settlement was certified on October 20, 2006 by the administrative law judge presiding over the case and was provided to the FERC for approval. The FERC approval process is expected to be completed by late 2006. Please read Part I, Item 3, “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2005 for additional information regarding Northern Border Pipeline’s rate case.

Richard Manson v. Northern Plains Natural Gas Company, LLC, et. al., Civil Action No. 1973-N, in the Court of Chancery of the State of Delaware in and for New Castle County. On May 22, 2006, a Motion to Dismiss was filed with the Delaware Chancery Court. The Court’s ruling on this motion is pending. Please read Part I, Item 3, “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2005, for additional information regarding this proceeding.

ITEM 1A.	RISK FACTORS

Our investors should consider the risks set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005, and the following risks, most of which relate to the assets and businesses acquired from ONEOK, that could affect us and our business. Although we have tried to discuss key factors, our investors need to be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance. Investors should carefully consider the following discussion of risks and the other information included or incorporated by reference in this Quarterly Report on Form 10-Q, including Forward-Looking Information, which is included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following risk factors, most of which relate to the assets and businesses acquired from ONEOK, represent either new risk factors or risk factors that have been modified from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. The following risk factors should be read in conjunction with the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2005.

RISKS INHERENT IN OUR BUSINESS

The volatility of natural gas and NGL prices could adversely affect our cash flow.

A significant portion of our natural gas gathering and processing revenue is derived from the sale of commodities for our gathering and processing services. Additionally, certain of our gas gathering and processing assets recently acquired in Oklahoma and Kansas have keep-whole processing contracts, under which we extract NGLs and return to the producer volumes of merchantable natural gas containing the same amount of Btus that were removed as NGLs. This type of contract exposes us to keep-whole spread, or gross processing spread, which is the relative difference in the prices of natural gas and NGLs on a Btu basis. As a result, we are sensitive to natural gas and NGL price fluctuations. Natural gas and NGL prices have been and are likely to continue to be volatile in the future. The recent record high natural gas and NGL prices and processing spreads may not continue and could drop precipitously in a short period of time. The prices of natural gas and NGLs are subject to wide fluctuations in response to a variety of factors beyond our control, including the following:

•	relatively minor changes in the supply of, and demand for, domestic and foreign natural gas and NGLs;
•	market uncertainty;
•	availability and cost of transportation capacity;
•	the level of consumer product demand;
•	political conditions in international natural gas- and crude oil-producing regions;
•	weather conditions;
•	domestic and foreign governmental regulations and taxes;

•	the price and availability of alternative fuels;
•	speculation in the commodity futures markets;
•	overall domestic and global economic conditions;
•	the price of natural gas and NGL imports; and
•	the effect of worldwide energy conservation measures.

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

Our businesses are exposed to market risk and the impact of market fluctuations in natural gas, NGLs, crude oil and power prices. Market risk refers to the risk of loss in cash flows and future earnings arising from adverse changes in commodity energy prices. Our primary exposure arises from NGLs in storage utilized by our natural gas liquids operations and the difference between natural gas and NGL prices with respect to our keep-whole processing agreements. To minimize the risk from market fluctuations in natural gas, NGL and condensate prices, we use commodity derivative instruments such as futures contracts, swaps and options to manage the market risk of existing or anticipated purchases and sales of natural gas, NGLs and condensate. However, we do not fully hedge against commodity price changes and we therefore retain some exposure to market risk. Accordingly, any adverse changes to commodity prices could result in decreased revenue and increased costs.

If the level of drilling and production in the Mid-continent, Rocky Mountain and Gulf Coast regions substantially declines, our volumes and revenue related to our Gathering and Processing segment, Natural Gas Liquids segment, and Pipelines and Storage segment could decline.

Our ability to maintain or expand our businesses related to these segments depends largely on the level of drilling and production in the areas where our facilities are located in the Mid-continent, Rocky Mountain and Gulf Coast regions. Drilling and production are impacted by factors beyond our control, including:

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

In December 2003, the United States Department of Transportation issued a final rule requiring pipeline operators to develop integrity management programs for our intrastate natural gas, interstate natural gas and natural gas liquids pipelines located near “high consequence areas,” where a leak or rupture could do the most harm. The final rule requires operators to perform ongoing assessments of pipeline integrity; identify and characterize applicable threats to pipeline segments that could impact a high consequence area; improve data collection, integration and analysis; repair and remediate the pipeline as necessary; and implement preventive and mitigating actions. The final rule incorporates the requirements of the Pipeline Safety Improvement Act of 2002 and became effective in January 2004. The results of these testing programs could cause us to incur significant capital and operating expenditures in response to repair, remediation, preventative or mitigating actions that are determined to be necessary.

A downgrade of our credit rating may require us to offer to repurchase certain of our senior notes or may impair our ability to access capital.

We could be required to offer to repurchase certain of our senior notes due 2010 and 2011 at par value, plus any accrued and unpaid interest, if Moody’s Investor Services or Standard & Poor’s Rating Services rates those senior notes below investment grade. Further, the indenture governing our senior notes due 2010, 2011, 2012, 2016 and 2036 includes an event of default upon the acceleration of other indebtedness of $100 million or more that would be triggered by such an offer to repurchase, and such an event of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding senior notes due 2010, 2011, 2012, 2016 and 2036 to declare those notes immediately due and payable in full. We may not have sufficient cash on hand to repurchase the senior notes, which may cause us to borrow money under our credit facilities or seek alternative financing sources to finance the repurchases. We could also face difficulties accessing capital or our borrowing costs could increase, impacting our ability to obtain financing for acquisitions or capital expenditures, to refinance indebtedness and to fulfill our debt obligations.

Growing our business by constructing new pipelines and new processing and treating facilities subjects us to construction risks and risks that adequate natural gas supplies will not be available upon completion of the facilities.

One of the ways we intend to grow our business is through the construction of additions to our existing pipeline systems and construction of new pipelines and new gathering, processing and treating facilities. The construction of pipelines and gathering, processing and treating facilities requires the expenditure of significant amounts of capital, which may exceed our expectations, and involves numerous regulatory, environmental, political and legal uncertainties. If we undertake these projects, we may not be able to complete them on schedule or at the budgeted cost. Additionally, our revenues may not increase immediately upon the expenditure of funds on a particular project. For instance, if we build a new pipeline, the construction will occur over an extended period of time, and we will not receive any material increases in revenues until after completion of the project. Further, we may have only limited natural gas or NGL supplies committed to these facilities prior to their construction. Additionally, we may construct facilities to capture anticipated future growth in production in a region in which anticipated production growth does not materialize. We may also rely on estimates of proved reserves in our decision to construct new pipelines and facilities, which may prove to be inaccurate because there are numerous uncertainties inherent in estimating quantities of proved reserves. As a result, new facilities may not be able to attract enough natural gas or NGLs to achieve our expected investment return, which could adversely affect our results of operations and financial condition.

We may not be able to successfully integrate the operations of the ONEOK Energy Assets that we acquired with our current operations and transfer operations from Omaha and Denver to Tulsa or successfully transfer the operations of Northern Border Pipeline to an affiliate of TransCanada.

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

The transfer of Northern Border Pipeline’s operations to an affiliate of TransCanada related to the ONEOK Transactions, the transfer of the operations of our other three interstate pipelines and the transfer of the operations of our other gathering and processing activities to Tulsa will be a complex and time-consuming process. Failure to successfully transfer the operations of Northern Border Pipeline may have a material adverse effect on Northern Border Pipeline’s business, financial condition and results of operations and consequently our financial condition and results of operations. Failure to successfully transfer the operations of our other three interstate pipelines and our other gathering and processing activities may have a material adverse effect on our financial condition and results of operations.

Our indebtedness could impair our financial condition and our ability to fulfill our debt obligations.

As of September 30, 2006, we had total indebtedness of approximately $2.0 billion. Our indebtedness could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our notes and our other indebtedness, which could in turn result in an event of default on such other indebtedness or our notes;
•	impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, or general business purposes;
•	diminish our ability to withstand a downturn in our business or the economy generally;
•	require us to dedicate a substantial portion of our cash flow from operations to debt service payments, thereby reducing the availability of cash for working capital, capital expenditures, acquisitions, distributions to partners, general corporate purposes or other purposes;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
•	place us at a competitive disadvantage compared to our competitors that have proportionately less debt.

If we are unable to meet our debt service obligations, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell assets. We may be unable to obtain financing or sell assets on satisfactory terms, or at all.

We are not prohibited under the indentures governing our senior notes from incurring additional indebtedness. Our incurrence of significant additional indebtedness would exacerbate the negative consequences mentioned above, and could adversely affect our ability to repay our notes and other indebtedness.

We and the Intermediate Partnership have a holding company structure in which our subsidiaries conduct our operations and own our operating assets.

We and the Intermediate Partnership are holding companies, and our subsidiaries conduct all of our operations and own all of our operating assets. Neither we nor the Intermediate Partnership have significant assets other than the partnership interests and the equity in our subsidiaries. As a result, our ability to make quarterly distributions and required payments on our indebtedness depends on the performance of our subsidiaries and their ability to distribute funds to us. The ability of our subsidiaries to make distributions to us may be restricted by, among other things, credit facilities and applicable state partnership laws and other laws and regulations. If we are unable to obtain the funds necessary to make quarterly distributions or required payments on our indebtedness, we may be required to adopt one or more alternatives, such as refinancing the indebtedness or seeking alternative financing sources to fund the quarterly distributions and indebtedness payments.

RISKS INHERENT IN AN INVESTMENT IN US

The issuance of Class B units to ONEOK in connection with the acquisition of certain of its subsidiaries diluted our current unitholders’ ownership interests.

In connection with the acquisition of certain ONEOK subsidiaries, we issued approximately 36.5 million Class B limited partner units to ONEOK. The Class B units will be eligible to convert into common units on a one-for-one basis at the holder’s option upon the requisite approval of such conversion by our unitholders at a special meeting of unitholders, or automatically upon the requisite approval of both the conversion and certain amendments to our partnership agreement by our unitholders at a special meeting of unitholders. The issuance of the Class B units decreased our unitholders’ proportionate ownership interest in us and may also have the following effects:

•	the distributions on each common unit may decrease;
•	the relative voting strength of each previously outstanding common unit may be diminished upon conversion; and
•	the market price of the common units may decline.

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

ONEOK owns 100 percent of our general partner interest and a 43.7 percent limited partner interest in us. Although ONEOK, through the Board of Directors of our general partner, has a fiduciary duty to manage us in a manner beneficial to us and our unitholders, the Board of Directors of ONEOK has a fiduciary duty to manage our general partner in a manner beneficial to ONEOK. A member of the Board of Directors of our general partner is also a member of ONEOK’s Board of Directors. Conflicts of interest may arise between our general partner and its affiliates and us and our unitholders. In resolving these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

•	our general partner, which is owned by ONEOK, and the Board of Directors of our general partner, are allowed to take into account the interests of parties other than us in resolving conflicts of interest, which has the effect of limiting their fiduciary duties to our unitholders;
•	the affiliates of our general partner may engage in competition with us;
•	our partnership agreement limits the liability and reduces the fiduciary duties of the members of the Board of Directors of our general partner and also restricts the remedies available to our unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty;

•	the Board of Directors of our general partner determines the amount and timing of our cash reserves, asset purchases and sales, capital expenditures, borrowings and issuances of additional partnership securities, each of which can affect the amount of cash that is distributed to our unitholders;
•	the Board of Directors of our general partner approves the amount and timing of any capital expenditures and determines whether they are maintenance capital expenditures or growth capital expenditures, which can affect the amount of cash that is distributed to our unitholders;
•	the Board of Directors of our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make incentive distributions;
•	the Board of Directors of our general partner determines which costs incurred by the Board of Directors, our general partner and its respective affiliates are reimbursable by us;
•	our partnership agreement does not restrict the members of the Board of Directors of our general partner from causing us to pay the Board of Directors, our general partner or its respective affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf;
•	our general partner may exercise its limited right to call and purchase common units if it and its respective affiliates own more than 80 percent of the common units; and
•	the Board of Directors of our general partner decides whether to retain separate counsel, accountants or others to perform services for us.

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

TAX RISKS

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as not being subject to entity level taxation by any state. If the IRS were to treat us as a corporation or if we were to become subject to a material amount of entity level taxation for state tax purposes, then our cash available for distribution to our common unitholders would be substantially reduced.

The anticipated after-tax economic benefit of an investment in our common units depends largely on us being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on this matter.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35 percent, and we likely would pay state taxes as well. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow though to our unitholders. Because a tax would be imposed upon us as a corporation, the cash available for distributions to our common unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the after-tax return to our common unitholders, likely causing a substantial reduction in the value of our common units.

Current law may change, causing us to be treated as a corporation for federal income tax purposes or otherwise subjecting us to entity level federal taxation. In addition, several states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise or other forms of taxation. For example, we will be subject to a new entity level tax on the portion of our income generated in Texas beginning in 2007. Specifically, the Texas margin tax will be imposed at a maximum effective rate of 0.7 percent of our gross income apportioned to Texas. Imposition of such tax on us by Texas, or any other state, will reduce the cash available for distribution to our common unitholders.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Exhibit Description

2.1	Contribution Agreement by and among ONEOK, Inc., Northern Border Partners, L.P. and Northern Border Intermediate Limited Partnership dated February 14, 2006 (incorporated by reference to Exhibit 2.1 to ONEOK Partners, L.P.’s Form 10-K filed on March 7, 2006 (File No. 1-12202)).

2.2	First Amendment to Contribution Agreement by and among ONEOK, Inc., Northern Border Partners, L.P. and Northern Border Intermediate Limited Partnership dated April 6, 2006 (incorporated by reference to Exhibit 2.2 to ONEOK Partners, L.P.’s Form 8-K filed on April 12, 2006 (File No. 1-12202)).

2.3	Purchase and Sale Agreement by and between ONEOK, Inc. and Northern Border Partners, L.P. dated February 14, 2006 (incorporated by reference to Exhibit 2.2 to ONEOK Partners, L.P.’s Form 10-K filed on March 7, 2006 (File No. 1-12202)).

2.4	First Amendment to Purchase and Sale Agreement by and among ONEOK, Inc., Northern Border Partners, L.P. and Northern Border Intermediate Limited Partnership dated April 6, 2006 (incorporated by reference to Exhibit 2.4 to ONEOK Partners, L.P.’s Form 8-K filed on April 12, 2006 (File No. 1-12202)).

2.5	Partnership Interest Purchase and Sale Agreement by and between Northern Border Intermediate Limited Partnership and TC PipeLines Intermediate Limited Partnership dated as of December 31, 2005 (incorporated by reference to Exhibit 2.3 to ONEOK Partners, L.P.’s Form 10-K filed on March 7, 2006 (File No. 1-12202)).

2.6	Purchase and Sale Agreement by and among Wisconsin Energy Corporation and WPS Investments, LLC and Northern Border Intermediate Limited Partnership dated as of March 30, 2006 (incorporated by reference to Exhibit 2.1 to ONEOK Partners, L.P.’s Form 8-K filed on March 30, 2006 (File No. 1-12202)).

2.7	Purchase and Sale Agreement by and between Williams Field Services Company, LLC and Northern Border Intermediate Limited Partnership dated as of May 2, 2006 (incorporated by reference to Exhibit 2.7 to ONEOK Partners, L.P.’s Form 10-Q filed on August 4, 2006 (File No. 1-12202)).

2.8	First Amendment to Purchase and Sale Agreement and Assignment, Delegation, Acceptance and Assumption of Rights and Obligations by and among Williams Field Services Company, LLC, ONEOK Partners Intermediate Limited Partnership and ONEOK Overland Pass Holdings, L.L.C. dated as of May 31, 2006 (incorporated by reference to Exhibit 2.8 to ONEOK Partners, L.P.’s Form 10-Q filed on August 4, 2006 (File No. 1-12202)).

3.1	Northern Border Partners, L.P. Certificate of Limited Partnership, Certificate of Amendment dated February 16, 2001, and Certificate of Amendment dated May 20, 2003 (incorporated by reference to Exhibit 3.1 to ONEOK Partners, L.P.’s Form 10-K for the year ended December 31, 2004 (File No. 1-12202)).

3.2	Certificate of Amendment to Certificate of Limited Partnership of Northern Border Partners, L.P. (incorporated by reference to Exhibit 3.1 to ONEOK Partners, L.P.’s Form 8-K filed on May 23, 2006 (File No. 1-12202)).

3.3	Third Amended and Restated Agreement of Limited Partnership of ONEOK Partners, L.P. (incorporated by reference to Exhibit 3.1 to ONEOK Partners, L.P.’s Form 8-K filed on September 19, 2006 (File No. 1-12202)).

3.4	Certificate of Formation of ONEOK Partners GP, L.L.C., as amended (incorporated by reference to Exhibit 3.5 to ONEOK Partners, L.P.’s Form 10-Q filed on August 4, 2006 (File No. 1-12202)).

3.5	Second Amended and Restated Limited Liability Company Agreement of ONEOK Partners GP, L.L.C. (incorporated by reference to Exhibit 3.6 to ONEOK Partners, L.P.’s Form 10-Q filed on August 4, 2006 (File No. 1-12202)).

3.6	Northern Border Intermediate Limited Partnership Certificate of Limited Partnership, Certificate of Amendment dated February 16, 2001, and Certificate of Amendment dated May 20, 2003 (incorporated by reference to Exhibit 3.3 to ONEOK Partners, L.P.’s Form 10-K for the year ended December 31, 2004 (File No. 1-12202)).

3.7	Certificate of Amendment to Certificate of Limited Partnership of Northern Border Intermediate Limited Partnership dated May 17, 2006 (incorporated by reference to Exhibit 3.3 to ONEOK Partners, L.P.’s Form 8-K filed on May 23, 2006 (File No. 1-12202)).

3.8	Certificate of Amendment to Certificate of Limited Partnership of ONEOK Partners Intermediate Limited Partnership dated September 15, 2006 (incorporated by reference to Exhibit 3.2 to ONEOK Partners, L.P.’s Form 8-K filed on September 19, 2006 (File No. 1-12202)).

3.9	Second Amended and Restated Agreement of Limited Partnership of ONEOK Partners Intermediate Limited Partnership (incorporated by reference to Exhibit 3.4 to ONEOK Partners, L.P.’s Form 8-K filed on May 23, 2006 (File No. 1-12202)).

3.10	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of ONEOK Partners Intermediate Limited Partnership (incorporated by reference to Exhibit 3.3 to ONEOK Partners, L.P.’s Form 8-K filed on September 19, 2006 (File No. 1-12202)).

3.11	Certificate of Formation of ONEOK ILP GP, L.L.C. (incorporated by reference to Exhibit 4.11 to ONEOK Partners, L.P.’s Form S-3 filed on September 19, 2006 (File No. 333-137419)).

3.12	Limited Liability Company Agreement of ONEOK ILP GP, L.L.C. (incorporated by reference to Exhibit 4.12 to ONEOK Partners, L.P.’s Form S-3 filed on September 19, 2006 (File No. 333-137419)).

4.1	Form of common unit certificate (included in Exhibit 3.3 above).

4.2	Indenture, dated as of September 25, 2006, among ONEOK Partners, L.P. and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to ONEOK Partners, L.P.’s Form 8-K filed on September 26, 2006 (File No. 1-12202)).

4.3	First Supplemental Indenture, dated as of September 25, 2006, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A. , as trustee, with respect to the 5.90 percent Senior Notes due 2012 (incorporated by reference to Exhibit 4.2 to ONEOK Partners, L.P.’s Form 8-K filed on September 26, 2006 (File No. 1-12202)).

4.4	Second Supplemental Indenture, dated as of September 25, 2006, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A. , as trustee, with respect to the 6.15 percent Senior Notes due 2016 (incorporated by reference to Exhibit 4.3 to ONEOK Partners, L.P.’s Form 8-K filed on September 26, 2006 (File No. 1-12202)).

4.5	Third Supplemental Indenture, dated as of September 25, 2006, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A. , as trustee, with respect to the 6.65 percent Senior Notes due 2036 (incorporated by reference to Exhibit 4.4 to ONEOK Partners, L.P.’s Form 8-K filed on September 26, 2006 (File No. 1-12202)).

4.6	Form of Senior Note due 2012 (included in Exhibit 4.3 above).

4.7	Form of Senior Note due 2016 (included in Exhibit 4.4 above).

4.8	Form of Senior Note due 2036 (included in Exhibit 4.5 above).

10.1	Reorganization Agreement, dated September 15, 2006, by and among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, ONEOK Partners GP, L.L.C. and ONEOK ILP GP, L.L.C. (incorporated by reference to Exhibit 10.1 to ONEOK Partners, L.P.’s Form 8-K filed on September 19, 2006 (File No. 1-12202)).

18	Preferability Letter of Independent Registered Public Accounting Firm relating to change in accounting principle for annual goodwill impairment test date.

31.1	Certification of David L. Kyle pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jim Kneale pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David L. Kyle pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Jim Kneale pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ONEOK PARTNERS, L.P.
	By:	ONEOK Partners GP, L.L.C., its General Partner

Date: November 3, 2006	By:	/s/ Jim Kneale

Jim Kneale
Executive Vice President –
Finance and Administration
and Chief Financial Officer
(Signing on behalf of the Registrant
and as Principal Financial Officer)