Form 10-Q
period 2007-03-31
ONEOK Partners LP
filed 2007-05-02
CIK 909281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2007
Common units	46,397,214 units
Class B units	36,494,126 units

ONEOK PARTNERS, L.P.

QUARTERLY REPORT ON FORM 10-Q

In this Quarterly Report, references to “we,” “us,” “our” or the “Partnership” refer to ONEOK Partners, L.P. and its subsidiary, ONEOK Partners Intermediate Limited Partnership and its subsidiaries.

The statements in this Quarterly Report that are not historical information, including statements concerning plans and objectives of management for future operations, economic performance or related assumptions, are forward-looking statements. Forward-looking statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should,” “goal,” “forecast” and other words and terms of similar meaning. Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under Part II, Item 1A, “Risk Factors,” in this Quarterly Report and under Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Glossary

The abbreviations, acronyms, and industry terminology used in this Quarterly Report are defined as follows:

AFUDC	Allowance for funds used during construction
Bbl	Barrels, equivalent to 42 United States gallons
Bbl/d	Barrels per day
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Bcf/d	Billion cubic feet per day
Btu	British thermal units
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation
Fort Union Gas Gathering	Fort Union Gas Gathering, L.L.C.
GAAP	United States Generally Accepted Accounting Principles
Guardian Pipeline	Guardian Pipeline, L.L.C.
LIBOR	London Interbank Offered Rate
MBbl/d	Thousand barrels per day
Mcf	Thousand cubic feet
Midwestern Gas Transmission	Midwestern Gas Transmission Company
MMBtu	Million British thermal units
MMBtu/d	Million British thermal units per day
MMcf	Million cubic feet
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investor Service, Inc.
NBP Services	NBP Services, LLC, a subsidiary of ONEOK
NGL	Natural gas liquids
Northern Border Pipeline	Northern Border Pipeline Company
NYMEX	New York Mercantile Exchange
OBPI	ONEOK Bushton Processing Inc.
OkTex Pipeline	OkTex Pipeline Company
ONEOK	ONEOK, Inc.
ONEOK Partners	ONEOK Partners, L.P., formerly known as Northern Border Partners, L.P.
ONEOK NB	ONEOK NB Company, formerly known as Northwest Border Pipeline Company, a ONEOK subsidiary
ONEOK Partners GP	ONEOK Partners GP, L.L.C., formerly known as Northern Plains Natural Gas Company, LLC, a ONEOK subsidiary
Overland Pass Pipeline Company	Overland Pass Pipeline Company LLC
Partnership Agreement	Third Amended and Restated Agreement of Limited Partnership of ONEOK Partners, L.P.
POP	Percent of Proceeds
S&P	Standard & Poor’s Rating Group
SEC	Securities and Exchange Commission
Statement	Statement of Financial Accounting Standards
TC PipeLines	TC PipeLines Intermediate Limited Partnership, a subsidiary of TC PipeLines, LP
TransCanada	TransCanada Corporation

This page intentionally left blank.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK Partners, L.P. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(Unaudited)	2007	2006
	(Thousands of dollars, except per unit amounts)
Revenues
Operating revenue	$1,161,472	$1,169,830
Cost of sales and fuel	956,325	968,135
Net Margin	205,147	201,695
Operating Expenses
Operations and maintenance	66,453	68,579
Depreciation and amortization	27,513	27,470
Taxes other than income	9,008	6,777
Total Operating Expenses	102,974	102,826
Gain on Sale of Assets	2,203	1,305
Operating Income	104,376	100,174
Interest expense, net	32,300	36,434
Other income (expense):
Equity earnings from investments (Note H)	24,055	31,641
Other income	2,800	1,086
Other expense	(213)	(150)
Total Other Income, net	26,642	32,577
Minority interests in income of consolidated subsidiaries	85	1,619
Income before income taxes	98,633	94,698
Income taxes	2,877	24,194
Net Income	$95,756	$70,504
Limited partners’ interest in net income:
Net income	$95,756	$70,504
General partners’ interest in net income	13,278	39,640
Limited Partners’ Interest in Net Income	$82,478	$30,864
Limited partners’ per unit net income:
Net income per unit (Note I)	$1.00	$0.67
Number of Units Used in Computation (Thousands)	82,891	46,397

See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)	March 31, 2007	December 31, 2006
Assets	(Thousands of dollars)

Current Assets
Cash and cash equivalents	$93,020	$21,102
Accounts receivable, net	312,299	298,602
Related party receivables	62,827	88,572
Gas and natural gas liquids in storage	182,549	198,141
Commodity exchanges and imbalances	67,514	53,433
Other	24,540	33,388
Total Current Assets	742,749	693,238

Property, Plant and Equipment
Property, plant and equipment	3,500,225	3,424,452
Accumulated depreciation and amortization	686,378	660,804
Net Property, Plant and Equipment (Note A)	2,813,847	2,763,648

Investments and Other Assets
Investment in unconsolidated affiliates (Note H)	746,383	748,879
Goodwill and intangible assets (Note D)	687,834	689,751
Other	27,185	26,201
Total Investments and Other Assets	1,461,402	1,464,831
Total Assets	$5,017,998	$4,921,717

Liabilities and Partners’ Equity

Current Liabilities
Current maturities of long-term debt	$11,931	$11,931
Notes payable	-	6,000
Accounts payable	447,106	361,967
Related party payables	7,368	25,737
Commodity exchanges and imbalances	182,904	175,927
Accrued interest	55,316	29,366
Other	63,735	60,105
Total Current Liabilities	768,360	671,033

Long-term Debt, net of current maturities	2,019,502	2,019,598

Minority Interests in Consolidated Subsidiaries	5,691	5,606

Deferred Credits and Other Liabilities	37,599	36,818

Commitments and Contingencies (Note F)

Partners’ Equity
General partner	55,209	54,373
Common units: 46,397,214 units issued and outstanding at March 31, 2007, and December 31, 2006	804,294	803,599
Class B units: 36,494,126 units issued and outstanding at March 31, 2007, and December 31, 2006	1,332,796	1,332,276
Accumulated other comprehensive loss	(5,453)	(1,586)
Total Partners’ Equity	2,186,846	2,188,662
Total Liabilities and Partners’ Equity	$5,017,998	$4,921,717

See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Unaudited)	2007	2006
	(Thousands of dollars)
Operating Activities
Net income	$95,756	$70,504
Depreciation and amortization	27,513	27,470
Minority interests in income of consolidated subsidiaries	85	1,619
Equity earnings from investments	(24,055)	(31,641)
Distributions received from unconsolidated affiliates	26,455	40,708
Gain on sale of assets	(2,203)	(1,305)
Changes in assets and liabilities (net of acquisition and disposition effects):
Accounts receivable	12,048	61,725
Inventories	14,460	41,469
Accounts payable and other current liabilities	66,770	55,598
Commodity exchanges and imbalances, net	(7,104)	(26,070)
Accrued taxes other than income	(2,645)	(10,344)
Accrued interest	25,950	1,431
Derivative financial instruments	1,410	(3,036)
Other	11,474	7,038
Cash Provided by Operating Activities	245,914	235,166
Investing Activities
Change in investments in unconsolidated affiliates	(141)	(5,713)
Proceeds from sale of assets	3,707	316
Capital expenditures	(77,857)	(17,657)
Increase in cash and cash equivalents for previously unconsolidated subsidiaries	-	7,496
Decrease in cash and cash equivalents for previously consolidated subsidiaries	-	(22,039)
Cash Used in Investing Activities	(74,291)	(37,597)
Financing Activities
Cash distributions:
General and limited partners	(93,675)	(39,906)
Minority interests	-	(147)
Cash flow retained by ONEOK (Note B)	-	(176,940)
Short-term financing borrowings	-	237,000
Short-term financing payments	(6,000)	(211,000)
Debt reacquisition costs	-	(3,628)
Issuance of long-term debt	-	211,000
Retirement of long-term debt	-	(243,030)
Other	(30)	(179)
Cash Used in Financing Activities	(99,705)	(226,830)
Change in Cash and Cash Equivalents	71,918	(29,261)
Cash and Cash Equivalents at Beginning of Period	21,102	43,090
Cash and Cash Equivalents at End of Period	$93,020	$13,829
Supplemental Cash Flow Information:
Cash Paid for interest	$8,710	$9,220

See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)	Common Units	Class B Units	General Partner	Common Units
	(Units)		(Thousands of dollars)
Partners’ equity at December 31, 2006	46,397,214	36,494,126	$54,373	$803,599
Net income	-	-	13,278	46,165
Other comprehensive income	-	-	-	-
Total comprehensive income	-	-	-	-
Other	-	-	(1)	-
Distributions paid	-	-	(12,441)	(45,470)
Partners’ equity at March 31, 2007	46,397,214	36,494,126	$55,209	$804,294

See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ EQUITY AND COMPREHENSIVE INCOME

(Continued)

	Class B Units	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Equity
	(Thousands of dollars)
Partners’ equity at December 31, 2006	$1,332,276	$(1,586)	$2,188,662
Net income	36,313	-	95,756
Other comprehensive income	-	(3,867)	(3,867)

Total comprehensive income	-		91,889

Other	(29)	-	(30)
Distributions paid	(35,764)	-	(93,675)
Partners’ equity at March 31, 2007	$1,332,796	$(5,453)	$2,186,846

ONEOK Partners, L.P. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.	SUMMARY OF ACCOUNTING POLICIES

Our accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of our business, the results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for a 12-month period. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006.

Our accounting policies are consistent with those disclosed in Note A of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006, except as described below.

Significant Accounting Policies

Property - The following table sets forth our property, by segment, for the periods presented.

	March 31, 2007	December 31, 2006
	(Thousands of dollars)
Non-Regulated
Gathering and Processing	$1,149,254	$1,133,614
Natural Gas Liquids	554,971	547,495
Pipelines and Storage	162,761	162,636
Other	50,789	50,784
Regulated
Pipelines and Storage	1,096,393	1,060,810
Interstate Natural Gas Pipelines	486,057	469,113
Property, plant and equipment	3,500,225	3,424,452
Accumulated depreciation, depletion and amortization	686,378	660,804
Net property, plant and equipment	$2,813,847	$2,763,648

Income Taxes - In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109,” which was effective for our year beginning January 1, 2007. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires the recognition of penalties and interest on any unrecognized tax benefits. Our policy is to reflect penalties and interest as part of income tax expense as they become applicable. We have no tax positions that would require establishment of a reserve under FIN 48.

We file numerous consolidated and separate income tax returns in the United States federal jurisdiction and in many state jurisdictions. We also file returns in Canada. No returns are currently under audit and no extensions of statute of limitations have been granted.

Other

Fair Value Measurements - In September 2006, the FASB issued Statement 157, “Fair Value Measurements,” which establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. Statement 157 is effective for our year beginning January 1, 2008. We are currently reviewing the applicability of Statement 157 to our operations and its potential impact on our consolidated financial statements.

In February 2007, the FASB issued Statement 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows companies to elect to measure specified financial assets and liabilities, firm commitments, and nonfinancial warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. Statement 159 is effective for our year beginning January 1, 2008. We are currently reviewing the applicability of Statement 159 to our operations and its potential impact on our consolidated financial statements.

Reclassifications - In April 2006, we completed the acquisition and consolidated certain companies comprising ONEOK’s former gathering and processing, natural gas liquids, and pipelines and storage segments (collectively, the ONEOK Energy Assets) in a series of transactions (collectively, the ONEOK Transactions); consolidated Guardian Pipeline as a result of the acquisition of the 66-2/3 percent interest not previously owned by us; and deconsolidated Northern Border Pipeline as a result of the disposition of a 20 percent partnership interest. Each of these transactions was accounted for retroactive to January 1, 2006, and accordingly, the comparative financial statements for the quarter ended March 31, 2006 have been restated. See Note B for additional information.

Certain other amounts in our consolidated financial statements have been reclassified to conform to the 2007 presentation. These reclassifications did not impact previously reported net income or partners’ equity.

B.	ACQUISITIONS AND DIVESTITURES

Overland Pass Pipeline Company - In May 2006, we entered into an agreement with a subsidiary of The Williams Companies, Inc. (Williams) to form a joint venture called Overland Pass Pipeline Company. Overland Pass Pipeline Company will build a 750-mile natural gas liquids pipeline from Opal, Wyoming to the Mid-Continent natural gas liquids market center in Conway, Kansas. The pipeline will be designed to transport approximately 110,000 Bbl/d of NGLs, which can be increased to approximately 150,000 Bbl/d with additional pump facilities. As the 99 percent owner of the joint venture, we will manage the construction project, advance all costs associated with construction and operate the pipeline. Within two years of the pipeline becoming operational, Williams will have the option to increase its ownership up to 50 percent by reimbursing us for its proportionate share of all construction costs. If Williams exercises its option to increase its ownership to the full 50 percent, Williams would have the option to become operator. This project requires the approval of various state and federal regulatory authorities. Assuming Overland Pass Pipeline Company obtain the required regulatory approvals, we currently expect construction of the pipeline to begin in the fall of 2007, with start up scheduled for early 2008.

As part of a long-term agreement, Williams dedicated its NGL production from two of its gas processing plants in Wyoming to the joint-venture company. We will provide downstream fractionation, storage and transportation services to Williams. The pipeline project is currently estimated to cost approximately $433 million, excluding AFUDC. During 2006, we paid $11.6 million to Williams for acquisition of our interest in the joint venture and for reimbursement of initial capital expenditures. In addition, we plan to invest approximately $216 million, excluding AFUDC, to expand our existing fractionation capabilities and the capacity of our natural gas liquids distribution pipelines. Financing for the projects may include a combination of short- or long-term debt or equity.

The ONEOK Transactions - In April 2006, we completed the acquisition of the ONEOK Energy Assets from ONEOK, the parent company of our general partner. As part of the ONEOK Transactions, ONEOK acquired ONEOK NB, formerly known as Northwest Border Pipeline Company, an affiliate of TransCanada that held a 0.35 percent general partner interest in us, under a Purchase and Sale Agreement between an affiliate of ONEOK and an affiliate of TransCanada. As a result, ONEOK owns our entire 2 percent general partner interest and controls us.

We acquired the ONEOK Energy Assets for approximately $3 billion, including $1.35 billion in cash, before adjustments, and approximately 36.5 million Class B limited partner units. The Class B limited partner units and the related general partner interest contribution were valued at approximately $1.65 billion. ONEOK now owns approximately 37.0 million of our limited partner units, which, when combined with its general partner interest, increased its total interest in us to approximately 45.7 percent. We also used $1.05 billion drawn under our $1.1 billion, 364-day credit agreement (the Bridge Facility), coupled with the proceeds from the sale of a 20 percent partnership interest in Northern Border Pipeline, to finance the transaction.

The ONEOK Transactions were accounted for as a transaction between entities under common control and these transactions were excluded from the accounting prescribed by Statement 141, “Business Combinations.” Accordingly, ONEOK’s historical cost basis in the ONEOK Energy Assets was transferred to us in a manner similar to a pooling of interests. The difference between the historical cost basis of the net assets acquired of $2.7 billion and the cash paid has been assigned to the value of the Class B limited partner units issued to ONEOK and its general partner interest in us. These assets and their related operations are included in our consolidated financial statements retroactive to January 1, 2006. Since the ONEOK

Transactions were not completed until April 2006, the income and cash flow from the ONEOK Energy Assets for the first quarter of 2006 were retained by ONEOK. In our Consolidated Statements of Cash Flows, we reported cash flow retained by ONEOK of $176.9 million, which represents the cash flows generated from these companies while they were owned by ONEOK.

Prior to the acquisition, the ONEOK Energy Assets were included in the consolidated state and federal income tax returns of ONEOK and, accordingly, current taxes payable were allocated to the ONEOK Energy Assets based on ONEOK’s effective tax rate. Income tax liabilities and provisions for income tax expense for the ONEOK Energy Assets were calculated on a stand-alone basis. Our Consolidated Statements of Income for 2006 includes income tax expense recorded for the ONEOK Energy Assets of $22.2 million for the first quarter of 2006. In conjunction with the ONEOK Transactions, all income tax liabilities of the ONEOK Energy Assets at the time of the ONEOK Transactions were retained by ONEOK.

Income from the ONEOK Energy Assets for the first quarter of 2006 also reflects interest expense of $21.3 million, which represents interest charged on long-term debt owed to ONEOK. The interest rate on the debt was calculated periodically based upon ONEOK’s weighted average cost of debt. This debt was retained by ONEOK as part of the ONEOK Transactions.

The units issued to ONEOK were the newly created Class B limited partner units. As of April 7, 2007, the Class B limited partner units are no longer subordinated to distributions on our common units and generally have the same voting rights as our common units.

At a special meeting of the holders of common units on March 29, 2007, the unitholders approved a proposal to permit the conversion of the Class B limited partner units issued in the ONEOK Transactions into common units at the option of the Class B unitholder. The March 29, 2007 special meeting was adjourned to May 10, 2007, to allow unitholders additional time to vote on a proposal to approve certain amendments to our Partnership Agreement. The proposed amendments to our Partnership Agreement would grant voting rights for units held by our general partner and its affiliates if a vote is held to remove our general partner and require fair market value compensation for the general partner interest if the general partner is removed.

If the proposed amendments to our Partnership Agreement are approved by the common unitholders at the May 10, 2007, meeting, the Class B limited partner units will automatically convert into common units on a one-for-one basis and the Class B limited partner units will no longer be outstanding. Effective April 7, 2007, the Class B limited partner units are entitled to increased quarterly distributions and to distributions upon liquidation equal to 110 percent of the distributions paid with respect to common units. If our common unitholders approve the amendments on May 10, 2007, these increased distribution rights will be eliminated after that date. In addition, if our common unitholders do not approve the proposed amendments, and our common unitholders vote at any time prior to the approval of the proposed amendments to remove ONEOK or its affiliates as our general partner, quarterly distributions payable on Class B limited partner units would increase to 123.5 percent of the distributions payable with respect to the common units, and distributions payable upon liquidation of the Class B limited partner units would increase to 125 percent of the distributions payable with respect to the common units.

Disposition of 20 Percent Partnership Interest in Northern Border Pipeline - In April 2006, we completed the sale of a 20 percent partnership interest in Northern Border Pipeline to TC PipeLines for approximately $297 million to help finance the acquisition of the ONEOK Energy Assets. We recorded a gain on the sale of approximately $113.9 million in the second quarter of 2006. We and TC PipeLines each now own a 50 percent interest in Northern Border Pipeline, and an affiliate of TransCanada became the operator of the pipeline in April 2007. Under Statement 94, “Consolidation of All Majority Owned Subsidiaries,” a majority-owned subsidiary is not consolidated if control is likely to be temporary or if it does not rest with the majority owner. Neither we nor TC PipeLines has control of Northern Border Pipeline, as control is shared equally through Northern Border Pipeline’s Management Committee. Our interest in Northern Border Pipeline has been accounted for as an investment under the equity method on a retroactive basis to January 1, 2006.

Acquisition of Guardian Pipeline Interests - In April 2006, we acquired the 66-2/3 percent interest in Guardian Pipeline not previously owned by us for approximately $77 million, increasing our ownership to 100 percent. We used borrowings from our credit facility to fund the acquisition of the additional interest in Guardian Pipeline. Following the completion of the transaction, we included Guardian Pipeline in our consolidated financial statements. This change was accounted for retroactive to January 1, 2006.

C.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We utilize financial instruments to reduce our market risk exposure to interest rate and commodity price fluctuations and achieve more predictable cash flows. We follow established policies and procedures to assess risk and approve, monitor and report our financial instrument activities. We do not use these instruments for trading purposes.

Cash Flow Hedges - Our Gathering and Processing segment periodically enters into commodity derivative contracts and fixed-price physical contracts. Our Gathering and Processing segment primarily utilizes NYMEX-based futures, collars and over-the-counter swaps, which are designated as cash flow hedges, to hedge its exposure to volatility in the gross processing spread and the price of natural gas, NGLs and condensate. At March 31, 2007, the accompanying Consolidated Balance Sheet reflected an unrealized loss of $5.6 million in accumulated other comprehensive income (loss), with a corresponding offset in derivative financial instrument assets and liabilities, all of which will be recognized over the next 12 months. Net gains and losses related to the ineffective portion of our hedges are reclassified out of accumulated other comprehensive income (loss) to operating revenues in the period the ineffectiveness occurs. Ineffectiveness related to these cash flow hedges was not material for the three months ended March 31, 2007. There were no material gains or losses during the three months ended March 31, 2007, and 2006, due to the discontinuance of cash flow hedge treatment.

Fair Value Hedges - In prior years, we terminated various interest rate swap agreements. The net savings from the termination of these swaps is being recognized in interest expense over the terms of the debt instruments originally hedged. Net interest expense savings for the three months ended March 31, 2007, for all terminated swaps was $0.9 million, and the remaining net savings for all terminated swaps will be recognized over the following periods.

(Millions of dollars)
Remainder of 2007	$2.7
2008	3.7
2009	3.7
2010	3.7
2011	0.9
Thereafter	-

Currently, the interest on $150 million of fixed rate debt is swapped to floating using interest rate swaps. The floating rate is based on six-month LIBOR. Based on the actual performance through March 31, 2007, the weighted average interest rate increased from 7.10 percent to 7.28 percent. At March 31, 2007, we recorded a net liability of $2.3 million to recognize the interest rate swaps at fair value. Long-term debt was decreased by $2.3 million to recognize the change in the fair value of the related hedged liability.

D.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

Carrying Amounts - The amount of goodwill recorded on our Consolidated Balance Sheets as of March 31, 2007, and December 31, 2006, was $394.6 million.

Equity Method Goodwill - For the investments we account for under the equity method, the premium or excess cost over underlying fair value of net assets is referred to as equity method goodwill. Investment in unconsolidated affiliates on our accompanying Consolidated Balance Sheets includes equity method goodwill of $185.6 million as of March 31, 2007, and December 31, 2006.

Intangible Assets

Our intangible assets primarily relate to contracts acquired through the acquisition of the natural gas liquids businesses from ONEOK and are being amortized over an aggregate weighted-average period of 40 years. The aggregate amortization expense for each of the next five years is estimated to be approximately $7.7 million. Amortization expense for intangible assets for the three months ended March 31, 2007 and 2006 was $1.9 million.

The following tables reflect the gross carrying amount and accumulated amortization of intangible assets at March 31, 2007, and December 31, 2006.

	March 31, 2007
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(Thousands of dollars)
Natural Gas Liquids	$292,000	$(12,774)	$279,226
Pipelines and Storage	14,650	(642)	14,008
Intangible Assets	$306,650	$(13,416)	$293,234

	December 31, 2006
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(Thousands of dollars)
Natural Gas Liquids	$292,000	$(10,949)	$281,051
Pipelines and Storage	14,650	(550)	14,100
Intangible Assets	$306,650	$(11,499)	$295,151

E.	CREDIT FACILITIES

General - On March 30, 2007, we entered into an amended and restated five-year revolving credit facility agreement (2007 Partnership Credit Agreement), with several banks and other financial institutions and lenders, which amended and restated our $750 million five-year credit agreement in the following principal ways: (i) revised the pricing, (ii) extended the maturity by one year to March 2012, (iii) eliminated the interest coverage ratio covenant, (iv) increased the permitted ratio of indebtedness to EBITDA to 5 to 1 (from 4.75 to 1), (v) increased the swingline sub-facility commitments from $15 million to $50 million and (vi) changed the permitted amount of subsidiary indebtedness from $35 million to 10 percent of our consolidated indebtedness.

Except as discussed above, our 2007 Partnership Credit Agreement and Guardian Pipeline’s revolving note agreement contain typical covenants as discussed in Note E of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006. At March 31, 2007, we were in compliance with all covenants.

At March 31, 2007, we had $10 million in letters of credit issued and no borrowings outstanding under our 2007 Partnership Credit Agreement. At March 31, 2007, Guardian Pipeline had no borrowings outstanding under its $10 million revolving note agreement, which terminates in November 2007.

F.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings - Our ONEOK Field Services Company subsidiary is a defendant in litigation brought by Praxair, Inc. (Praxair), in which Praxair alleges that ONEOK Field Services Company wrongfully declared force majeure under an agreement with Praxair for delivery of helium. Praxair is claiming damages of $41.5 million for breach of contract. Trial in this case had been scheduled for March 2007 but has been continued and a new trial date has not yet been set. We intend to vigorously defend this case.

In addition, we are a party to other litigation matters and claims that are in the normal course of our operations. While the results of litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our consolidated results of operations, financial position or liquidity.

G.	SEGMENTS

Segment Descriptions - We have divided our operations into four reportable segments based on similarities in economic characteristics, products and services, types of customers, methods of distribution and regulatory environment. These segments are as follows: (1) our Gathering and Processing segment, which primarily gathers and processes raw natural gas; (2) our Natural Gas Liquids segment, which primarily gathers, treats and fractionates raw NGLs and stores and markets purity NGL products; (3) our Pipelines and Storage segment, which primarily operates regulated intrastate natural gas transmission pipelines, natural gas storage facilities and regulated natural gas liquids gathering and distribution pipelines; and (4) our Interstate Natural Gas Pipelines segment, which primarily operates our interstate natural gas transmission pipelines that are regulated by the FERC. Certain assets of the Pipelines and Storage segment are regulated by the FERC and by the Oklahoma Corporation Commission, Kansas Corporation Commission and the Texas Railroad Commission.

Accounting Policies - The accounting policies of the segments are the same as those described in Note A and Note M in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006. Intersegment gross sales are recorded on the same basis as sales to unaffiliated customers. Our Gathering and Processing segment sells natural gas to ONEOK and its subsidiaries. A significant portion of our Pipelines and Storage segment’s revenues are from ONEOK and its subsidiaries, which utilize both transportation and storage services. Our Interstate Natural Gas Pipelines segment provides transportation services to ONEOK and its subsidiaries. Corporate overhead costs relating to a reportable segment have been allocated for the purpose of calculating operating income. Our equity method investments do not represent operating segments.

Customers - We had no single external customer from which we received 10 percent or more of our consolidated gross revenues.

Operating Segment Information - The following tables set forth certain operating segment financial data for the periods indicated.

Three Months Ended March 31, 2007	Gathering and Processing	Natural Gas Liquids	Pipelines and Storage (a)	Interstate Natural Gas Pipelines (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$103,575	$857,963	$20,118	$23,470	$10	$1,005,136
Sales to affiliated customers	130,428	-	25,797	111	-	156,336
Intersegment sales	88,878	2,969	17,973	-	(109,820)	-
Operating revenue	$322,881	$860,932	$63,888	$23,581	$(109,810)	$1,161,472
Gain on sale of assets	$2,197	$1	$5	$-	$-	$2,203
Operating income	$30,452	$31,998	$28,063	$12,934	$929	$104,376
Equity earnings from investments	$5,608	$279	$128	$18,040	$-	$24,055
EBITDA	$47,425	$37,650	$36,172	$34,290	$1,657	$157,194
Investment in unconsolidated affiliates	$295,891	$9,511	$7,877	$433,104	$-	$746,383
Total assets	$1,677,969	$1,589,580	$1,158,459	$649,584	$(57,594)	$5,017,998
Capital expenditures	$17,858	$7,476	$35,778	$16,739	$6	$77,857

(a) - Our Pipelines and Storage segment has regulated and non-regulated operations. Our Pipelines and Storage segment’s regulated operations had revenues of $52.6 million and operating income of $21.1 million for the quarter ended March 31, 2007.

(b) - All of our Interstate Natural Gas Pipelines segment’s operations are regulated.

Three Months Ended March 31, 2006	Gathering and Processing	Natural Gas Liquids	Pipelines and Storage (a)	Interstate Natural Gas Pipelines (b)	Other and Eliminations	Total
	(Thousands of dollars)

Sales to unaffiliated customers	$203,590	$811,624	$18,429	$25,554	$(40,294)	$1,018,903
Sales to affiliated customers	122,503	-	28,424		-	150,927
Intersegment sales	74,648	7,799	16,059	-	(98,506)	-
Operating revenue	$400,741	$819,423	$62,912	$25,554	$(138,800)	$1,169,830
Gain on sale of assets	$306	$6	$993	$-	$-	$1,305
Operating income	$46,852	$17,125	$28,741	$13,067	$(5,611)	$100,174
Equity earnings (loss) from investments	$5,422	$(172)	$244	$26,147	$-	$31,641
EBITDA	$63,115	$22,387	$36,890	$43,010	$(5,309)	$160,093
Investment in unconsolidated affiliates	$290,559	$9,078	$8,422	$642,090	$-	$950,149
Total assets	$1,510,222	$1,366,233	$1,001,269	$1,158,522	$(109,790)	$4,926,456
Capital expenditures	$7,817	$2,954	$3,576	$3,004	$306	$17,657
(a) - Our Pipelines and Storage segment has regulated and non-regulated operations. Our Pipelines and Storage segment’s regulated operations had revenues of $51.2 million and operating income of $21.1 million for the quarter ended March 31, 2006.
(b) - All of our Interstate Natural Gas Pipelines segment’s operations are regulated.

We evaluate our performance based on EBITDA, earnings before interest, income taxes, depreciation and amortization less the cost of the equity component of AFUDC (Equity AFUDC). Management uses EBITDA to compare the financial performance of its segments and to internally manage those business segments. Management believes that EBITDA provides useful information to investors as a measure of comparison with peer companies. EBITDA should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP. EBITDA calculations may vary from company to company, so our computation of EBITDA may not be comparable with a similarly titled measure of another company.

The following tables set forth the reconciliation of net income to EBITDA by operating segment for the periods indicated.

Three Months Ended March 31, 2007	Gathering and Processing	Natural Gas Liquids	Pipelines and Storage	Interstate Natural Gas Pipelines	Other and Eliminations	Total
	(Thousands of dollars)

Net income	$38,461	$33,587	$31,110	$26,654	$(34,056)	$95,756
Minority interests	-	-	85	-	-	85
Interest expense, net	(2,158)	(1,269)	(1,933)	2,692	34,968	32,300
Depreciation and amortization	11,122	5,332	7,777	3,255	27	27,513
Income taxes	-	-	37	2,122	718	2,877
Equity AFUDC	-	-	(904)	(433)	-	(1,337)
EBITDA	$47,425	$37,650	$36,172	$34,290	$1,657	$157,194

Three Months Ended March 31, 2006	Gathering and Processing	Natural Gas Liquids	Pipelines and Storage	Interstate Natural Gas Pipelines	Other and Eliminations	Total
	(Thousands of dollars)

Net income	$37,165	$5,036	$13,129	$31,974	$(16,800)	$70,504
Minority interests	-	-	138	1,481	-	1,619
Interest expense, net	4,589	8,866	7,780	3,743	11,456	36,434
Depreciation and amortization	10,567	5,399	7,583	3,749	172	27,470
Income taxes	10,794	3,086	8,260	2,191	(137)	24,194
Equity AFUDC	-	-	-	(128)	-	(128)
EBITDA	$63,115	$22,387	$36,890	$43,010	$(5,309)	$160,093

H.	UNCONSOLIDATED AFFILIATES

Equity Earnings from Investments - The following table sets forth our equity earnings from investments for the periods indicated.

	Three Months Ended March 31,
	2007	2006
	(Thousands of dollars)

Northern Border Pipeline	$18,040	$26,147
Bighorn Gas Gathering, L.L.C.	1,691	2,033
Fort Union Gas Gathering	2,587	1,948
Lost Creek Gathering Company, L.L.C.	1,329	1,441
Other	408	72
Equity earnings from investments	$24,055	$31,641

Unconsolidated Affiliates Financial Information - Summarized combined financial information of our unconsolidated affiliates is presented below.

	Three Months Ended March 31,
	2007	2006
	(Thousands of dollars)

Income Statement
Operating revenue	$98,713	$97,886
Operating expenses	38,357	36,601
Net income	49,157	50,141

Distributions paid to us	$26,455	$40,708

I.	NET INCOME PER UNIT

Net income per unit is computed by dividing net income, after deducting the general partner’s allocation, by the weighted average number of outstanding limited partner units. The general partner owns a 2 percent interest in us and also owns incentive distribution rights that provide for an increasing proportion of cash distributions from the partnership as the distributions made to limited partners increase above specified levels. For purposes of our calculation of net income per unit, net income is generally allocated to the general partner as follows: 1) an amount based upon the 2 percent general partner interest in net income; and 2) the amount of the general partner’s incentive distribution rights based on the total cash distributions declared during the period. The amount of incentive distribution allocated to our general partner totaled $11.4 million for the three months ended March 31, 2007. The $12.4 million distribution paid to our general partner shown on the accompanying Consolidated Statements of Changes in Partners’ Equity and Comprehensive Income included $10.6 million in incentive distributions paid to our general partner during the first three months of 2007. Gains resulting from interim capital transactions, as defined in our Partnership Agreement, are generally not subject to distribution; however, the Partnership Agreement provides that if such distributions were made, the incentive distribution rights would not apply. Accordingly, the gain on sale of assets for the three months ended March 31, 2007 and 2006 had no impact on the incentive distribution rights.

As discussed in Note B, we completed the ONEOK Transactions during the second quarter of 2006; however, for accounting purposes, the transactions were accounted for retroactive to January 1, 2006. Net income from the ONEOK Energy Assets prior to the April 2006 acquisition was approximately $35.8 million and has been reflected in our year-to-date earnings for 2006. For purposes of our calculation of income per unit for the three months ended March 31, 2006, these pre-acquisition earnings were allocated to the general partner as they retained the related cash flow for that period.

On April 17, 2007, we declared a cash distribution of $0.99 per unit ($3.96 per unit on an annualized basis) for the first quarter of 2007. The distribution is payable May 14, 2007, to unitholders of record as of April 30, 2007.

J.	RELATED-PARTY TRANSACTIONS

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

As part of the ONEOK Transactions, we acquired certain contractual rights to the Bushton Gas Processing Plant (the Bushton Plant) that is leased by OBPI. Our Processing and Services Agreement with ONEOK and OBPI sets out the terms by which OBPI provides processing and related services at the Bushton Plant through 2012. In exchange, we pay OBPI for all direct costs and expenses of the Bushton Plant, including reimbursement of a portion of OBPI’s obligations under equipment leases covering the Bushton Plant. Volumes available for processing at this straddle plant have declined due to contract terminations and natural field declines, which made it more efficient to process the remaining gas at other facilities. As a result, on January 1, 2007, the Bushton Plant was temporarily idled. We have contracted for all of the capacity of the Bushton Plant from OBPI. We are in the process of adding new facilities as part of our construction projects and associated expansions.

In April 2006, we entered into a Services Agreement with ONEOK, ONEOK Partners GP and NBP Services (the Services Agreement) that replaced the Administrative Services Agreement between us and NBP Services. Under the Services Agreement, our operations and the operations of ONEOK and its affiliates can combine or share certain common services in order to operate more efficiently and cost effectively. Under the Services Agreement, ONEOK will provide to us at least the type and amount of services that it provides to its affiliates, including those services required to be provided pursuant to our Partnership Agreement. ONEOK Partners GP will continue to operate our interstate natural gas pipeline assets according to each pipeline’s operating agreement, except for the operating agreement between ONEOK Partners GP and Northern Border Pipeline, which terminated effective April 1, 2007. ONEOK Partners GP may purchase services from ONEOK and its affiliates pursuant to the terms of the Services Agreement. ONEOK Partners GP has no employees and utilizes the services of ONEOK and ONEOK Services Company to fulfill its responsibilities.

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

An affiliate of ONEOK enters into some of the commodity derivative contracts at the direction of and on behalf of our Gathering and Processing segment. See Note C for a discussion of our derivative instruments and hedging activities.

The following table sets forth the transactions with related parties for the periods indicated.

	Three Months Ended March 31,
	2007	2006
	(Thousands of dollars)

Revenues	$156,336	$150,927
Expenses
Administrative and general expenses	$39,803	$29,853
Interest expense	-	21,281
Total expenses	$39,803	$51,134

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

EXECUTIVE SUMMARY

The following discussion highlights some of our achievements and significant issues affecting us this past quarter. Please refer to the Financial and Operating Results section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements for a complete explanation of the following items. In April 2006, we completed the acquisition and consolidated certain companies comprising ONEOK’s former gathering and processing, natural gas liquids, and pipelines and storage segments (collectively, the ONEOK Energy Assets) in a series of transactions (collectively, the ONEOK Transactions); consolidated Guardian Pipeline as a result of the acquisition of the 66-2/3 percent interest in Guardian Pipeline not previously owned by us; and deconsolidated Northern Border Pipeline as a result of the disposition of a 20 percent partnership interest. Each of these transactions was accounted for retroactive to January 1, 2006, and accordingly, the comparative financial statements for the quarter ended March 31, 2006 have been restated.

We declared an increase in our cash distribution to $0.98 per unit in January 2007, an increase of approximately 23 percent over the $0.80 paid in the first quarter of 2006. In April 2007, we declared an increase in our cash distribution to $0.99 per unit ($3.96 per unit on an annualized basis), an increase of approximately 13 percent over the $0.88 paid in the second quarter of 2006.

Net income per unit increased to $1.00 for the three months ended March 31, 2007, compared with $0.67 in 2006.

Operating income for the first quarter of 2007 was $104.4 million, an increase of $4.2 million, or 4 percent, from the same period in 2006 primarily due to our Natural Gas Liquids segment benefiting from higher product price spreads between Mont Belvieu, Texas, and Conway, Kansas; higher isomerization price spreads; wider price spreads between ethane and propane; and increased natural gasoline sales used in the production of ethanol fuel. These increases were partially offset by decreased operating income in our Gathering and Processing segment primarily due to lower realized commodity prices on our percentage of proceeds (POP) contracts and lower volumes processed due to the anticipated contract terminations at certain processing facilities.

SIGNIFICANT ACQUISITIONS AND DIVESTITURES

ONEOK Transactions - In April 2006, we completed the acquisition of the ONEOK Energy Assets, from ONEOK, the parent company of our general partner, as described below.

Acquisition of ONEOK Energy Assets - We acquired the ONEOK Energy Assets for approximately $3 billion, including $1.35 billion in cash, before adjustments, and approximately 36.5 million Class B limited partner units. The Class B limited partner units and the related general partner interest contribution were valued at approximately $1.65 billion. ONEOK now owns approximately 37.0 million of our limited partner units which, when combined with its general partner interest, increased its total interest in us to approximately 45.7 percent. We also used $1.05 billion drawn under our $1.1 billion, 364-day credit agreement (the Bridge Facility), coupled with the proceeds from the sale of a 20 percent partnership interest in Northern Border Pipeline, to finance the transaction. The assets were recorded at historical cost rather than at fair value since these transactions were between affiliates under common control. These assets and their related operations are included in our consolidated financial statements retroactive to January 1, 2006.

Equity Issuance - In connection with the ONEOK Transactions, we amended our Partnership Agreement to provide for the issuance of Class B limited partner units and issued approximately 36.5 million Class B limited partner units to ONEOK. The Class B limited partner units were issued on April 6, 2006. As of April 7, 2007, the Class B limited partner units are no longer subordinated to distributions on our common units and generally have the same voting rights as our common units.

At a special meeting of the holders of common units on March 29, 2007, the unitholders approved a proposal to permit the conversion of the Class B limited partner units issued in the ONEOK Transactions into common units at the option of the Class B unitholder. The March 29, 2007 special meeting was adjourned to May 10, 2007, to allow unitholders additional time to vote on a proposal to approve certain amendments to our Partnership Agreement. The proposed amendments to our Partnership Agreement would grant voting rights for units held by our general partner and its affiliates if a vote is held to remove our general partner and require fair market value compensation for the general partner interest if the general partner is removed.

If the proposed amendments to our Partnership Agreement are approved by the common unitholders at the May 10, 2007, meeting, the Class B limited partner units will automatically convert into common units on a one-for-one basis and the Class B limited partner units will no longer be outstanding. Effective as of April 7, 2007, the Class B limited partner units are entitled to increased quarterly distributions and to distributions upon liquidation equal to 110 percent of the distributions paid with respect to common units. If our common unitholders approve the amendments on May 10, 2007, these increased distribution rights will be eliminated after that date. In addition, if our common unitholders do not approve the proposed amendments, and our common unitholders vote at any time prior to the approval of the proposed amendments to remove ONEOK or its affiliates as our general partner, quarterly distributions payable on Class B limited partner units would increase to 123.5 percent of the distributions payable with respect to the common units, and distributions payable upon liquidation of the Class B limited partner units would increase to 125 percent of the distributions payable with respect to the common units.

Purchase and Sale of General Partner Interest - In April 2006, ONEOK acquired ONEOK NB, formerly known as Northwest Border Pipeline Company, an affiliate of TransCanada that held a 0.35 percent general partner interest in us. As a result, ONEOK now owns our entire 2 percent general partner interest and controls us.

Disposition of 20 Percent Partnership Interest in Northern Border Pipeline - In April 2006, we completed the sale of a 20 percent partnership interest in Northern Border Pipeline to TC PipeLines for approximately $297 million to help finance the acquisition of the ONEOK Energy Assets. We recorded a gain on the sale of approximately $113.9 million in the second quarter of 2006. We and TC PipeLines each now own a 50 percent interest in Northern Border Pipeline and an affiliate of TransCanada became the operator of the pipeline in April 2007. Effective January 1, 2006, our interest in Northern Border Pipeline is accounted for as an investment under the equity method.

Acquisition of Guardian Pipeline Interests - In April 2006, we acquired the 66-2/3 percent interest in Guardian Pipeline not previously owned by us for approximately $77 million, increasing our ownership to 100 percent. We used borrowings from our credit facility to fund the acquisition of the additional interest in Guardian Pipeline. Guardian Pipeline is consolidated in our consolidated financial statements and reported in our Interstate Natural Gas Pipelines segment as of January 1, 2006.

CAPITAL PROJECTS

Overland Pass Pipeline - In May 2006, we entered into an agreement with a subsidiary of The Williams Companies, Inc. (Williams) to form a joint venture called Overland Pass Pipeline Company. Overland Pass Pipeline Company will build a 750-mile natural gas liquids pipeline from Opal, Wyoming, to the Mid-Continent natural gas liquids market center in Conway, Kansas. The pipeline will be designed to transport approximately 110,000 Bbl/d of NGLs, which can be increased to approximately 150,000 Bbl/d with additional pump facilities. As the 99 percent owner of the joint venture, we will manage the construction project, advance all costs associated with construction and operate the pipeline. Within two years of the pipeline becoming operational, Williams will have the option to increase its ownership up to 50 percent by reimbursing us for its proportionate share of all construction costs. If Williams exercises its option to increase its ownership to the full 50 percent, Williams would have the option to become operator. This project requires the approval of various state and federal regulatory authorities. Assuming Overland Pass Pipeline Company obtains the required regulatory approvals, we currently expect construction of the pipeline to begin in the fall of 2007, with start up scheduled for early 2008.

As part of a long-term agreement, Williams dedicated its NGL production from two of its gas processing plants in Wyoming to the joint-venture company. We will provide downstream fractionation, storage and transportation services to Williams. The pipeline project is currently estimated to cost approximately $433 million, excluding AFUDC. During 2006, we paid $11.6 million to Williams for acquisition of our interest in the joint venture and for reimbursement of initial capital expenditures. In addition, we plan to invest approximately $216 million, excluding AFUDC, to expand our existing fractionation capabilities and the capacity of our natural gas liquids distribution pipelines. Financing for the projects may include a combination of short-or long-term debt or equity.

Piceance Lateral Pipeline - In March 2007, we announced that Overland Pass Pipeline Company plans to construct a 150-mile lateral pipeline to transport as much as 100,000 Bbl/d of NGLs from the Piceance Basin in Colorado to the Overland Pass Pipeline. Williams announced that it intends to construct a new natural gas processing plant in the Piceance Basin and will dedicate its NGL production from that plant and an existing plant to be delivered into the lateral pipeline. This project requires the approval of various state and federal regulatory authorities. Assuming we obtain the required regulatory approval, we currently expect construction of this lateral pipeline to begin in the summer of 2008 and be completed in early 2009, at a current cost estimate of approximately $120 million, excluding AFUDC.

Arbuckle Pipeline Natural Gas Liquids Pipeline Project - In March 2007, we announced plans to build the 440-mile Arbuckle Pipeline, a natural gas liquids pipeline from southern Oklahoma through northern Texas and continuing on to the Texas Gulf Coast, at a cost of $260 million, excluding AFUDC. The Arbuckle Pipeline will have the capacity to transport 160,000 Bbl/d of raw natural gas liquids and will interconnect with our existing Mid-Continent infrastructure and our fractionation facility in Mont Belvieu, Texas, and other Gulf Coast-area fractionators. The expansion project is expected to be complete by early 2009.

Williston Basin Gas Processing Plant Expansion - In March 2007, we announced the expansion of our Grasslands natural gas processing facility in North Dakota at a cost of $30 million, excluding AFUDC. The Grasslands facility is our largest natural gas processing plant in the Williston Basin. The expansion will increase processing capacity to approximately 100 MMcf/d from its current capacity of 63 MMcf/d as well as increasing fractionation capacity to approximately 10,000 Bbl/d. The expansion project will come on line in phases starting in the summer of 2007 through the first quarter of 2008.

Fort Union Gas Gathering Expansion Project - In January 2007, our Crestone Powder River, L.L.C. subsidiary announced that Fort Union Gas Gathering will double its existing gathering pipeline capacity by adding 148 miles of new gathering lines and 649 MMcf/d of additional capacity in the Powder River basin. The expansion is expected to cost approximately $110 million, excluding AFUDC, which will be project financed within the Fort Union Gas Gathering partnership and will occur in two phases, with 240 MMcf/d expected to be in service by the fourth quarter of 2007 and 409 MMcf/d by the first quarter of 2008. The additional capacity has been fully subscribed for 10 years beginning with the in-service date of the expansion. Crestone Powder River, L.L.C. owns approximately 37 percent of Fort Union Gas Gathering.

Guardian Pipeline Expansion and Extension Project - In October 2006, Guardian Pipeline filed its application for a certificate of public convenience and necessity with the FERC for authorization to construct and operate approximately 110 miles of new mainline pipe, two compressor stations, seven meter stations and other associated facilities. The pipeline expansion will extend Guardian Pipeline from the Milwaukee, Wisconsin, area to the Green Bay, Wisconsin, area. The project is supported by long-term shipper commitments. The cost of the project is estimated to be $250 million, excluding AFUDC, with a targeted in-service date of November 2008.

Midwestern Gas Transmission Eastern Extension Project - In March 2006, Midwestern Gas Transmission accepted the certificate of public convenience and necessity issued by the FERC for its Eastern Extension Project. An organization which is opposed to, and includes landowners affected by, the project filed a request for rehearing and for a stay of the March 2006 Order. In August 2006, the FERC denied those requests. The Eastern Extension Project will add 31 miles of pipeline with 120 MDth/d (approximately 120 MMcf/d) of transportation capacity with total capital expenditures estimated to be $41 million, excluding AFUDC. The proposed in-service date is the fourth quarter of 2007.

IMPACT OF NEW ACCOUNTING STANDARDS

Fair Value Measurements - In September 2006, the FASB issued Statement 157, “Fair Value Measurements,” which establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. Statement 157 is effective for our year beginning January 1, 2008. We are currently reviewing the applicability of Statement 157 to our operations and its potential impact on our consolidated financial statements.

In February 2007, the FASB issued Statement 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows companies to elect to measure specified financial assets and liabilities, firm commitments, and nonfinancial warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. Statement 159 is effective for our year beginning January 1, 2008. We are currently reviewing the applicability of Statement 159 to our operations and its potential impact on our consolidated financial statements.

Income Taxes - In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109,” which was effective for our year beginning January 1, 2007. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires the recognition of penalties and interest on any unrecognized tax benefits. Our policy is to reflect penalties and interest as part of income tax expense as they become applicable. We have no tax positions that would require establishment of a reserve under FIN 48.

We file numerous consolidated and separate income tax returns in the United States Federal jurisdiction and in many state jurisdictions. We also file returns in Canada. No returns are currently under audit and no extensions of statute of limitations have been granted.

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

We assess our goodwill and non-amortizing intangible assets for impairment at least annually, based on Statement 142, “Goodwill and Other Intangible Assets.” An initial assessment is made by comparing the fair value of the operations with goodwill, as determined in accordance with Statement 142, to the book value of each reporting unit. If the fair value is less than the book value, an impairment is indicated, and we must perform a second test to measure the amount of the impairment. In the second test, we would calculate the implied fair value of the goodwill by deducting the fair value of all tangible and intangible net assets of the operations with goodwill from the fair value determined in step one of the assessment. If the carrying value of the goodwill exceeds this calculated implied fair value of the goodwill, we would record an impairment charge. The amount of goodwill recorded on our Consolidated Balance Sheets as of March 31, 2007, and December 31, 2006, was $394.6 million.

Intangible assets with a finite useful life are amortized over their estimated useful life, while intangible assets with an indefinite useful life are not amortized. For intangible assets subject to amortization, we evaluate the remaining useful life of the assets annually to determine whether events and circumstances warrant a revision to the remaining period of amortization. The amount of intangible assets recorded on our Consolidated Balance Sheet as of March 31, 2007 is shown below.

(Thousands of dollars)
Natural Gas Liquids	$279,226
Pipelines and Storage	14,008
Total intangible assets	$293,234

Our total unamortized excess cost over underlying fair value of net assets accounted for under the equity method was $185.6 million as of March 31, 2007, and December 31, 2006. Based on Statement 142, this amount, referred to as equity method goodwill, should continue to be recognized in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Accordingly, we included this amount in investment in unconsolidated affiliates on our accompanying Consolidated Balance Sheets. Our equity method goodwill is not subject to amortization but rather to impairment testing pursuant to APB No. 18. The impairment test under APB No. 18 considers whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary. Therefore, we periodically reevaluate the amount at which we carry the excess of cost over fair value of net assets accounted for under the equity method to determine whether current events or circumstances warrant adjustments to our carrying value in accordance with APB Opinion No. 18.

We do not anticipate any goodwill or asset impairments to occur within the next year, but if such events were to occur over the long term, the impact could be significant to our financial condition and results of operations.

Contingencies - Our accounting for contingencies covers a variety of business activities, including contingencies for legal and environmental exposures. We accrue these contingencies when our assessments indicate that it is probable that a liability has been incurred or an asset will not be recovered and an amount can be reasonably estimated in accordance with Statement 5. We base our estimates on currently available facts and our estimates of the ultimate outcome or resolution. Actual results may differ from our estimates resulting in an impact, positive or negative, on earnings.

Additional information about our critical accounting estimates is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates,” in our Annual Report on Form 10-K for the year ended December 31, 2006.

FINANCIAL AND OPERATING RESULTS

Consolidated Operations

Selected Financial Information - The following table sets forth certain selected consolidated financial information for the periods indicated.

	Three Months Ended March 31,
Financial Results	2007	2006
	(Thousands of dollars)
Operating revenue	$1,161,472	$1,169,830
Cost of sales and fuel	956,325	968,135
Net margin	205,147	201,695
Operating costs	75,461	75,356
Depreciation and amortization	27,513	27,470
Gain on sale of assets	2,203	1,305
Operating income	$104,376	$100,174
Equity earnings from investments	$24,055	$31,641
Minority interests in income of consolidated subsidiaries	$85	$1,619

Operating Results - Consolidated operating income was $104.4 million for the three months ended March 31, 2007, respectively, compared with $100.2 million for the same period last year. Operating income increased primarily due to our Natural Gas Liquids segment benefiting from higher product price spreads between Mont Belvieu, Texas, and Conway, Kansas; higher isomerization price spreads; wider price spreads between ethane and propane; and increased natural gasoline sales used in the production of ethanol. These increases were partially offset by decreased operating income in our Gathering and Processing segment primarily due to lower realized pricing on our POP contracts and lower volumes due to the anticipated contract terminations at certain processing facilities.

Equity earnings from investments for the three months ended March 31, 2007 and 2006 primarily include earnings from our interest in Northern Border Pipeline. The decrease in equity earnings is primarily due to the decrease in our share of Northern Border Pipeline’s earnings from 70 percent in the first quarter of 2006 to 50 percent in the first quarter of 2007. See page 20 for discussion of the disposition of the 20 percent partnership interest in Northern Border Pipeline.

Minority interest in income of consolidated subsidiaries decreased for the three months ended March 31, 2007, compared with the same period in 2006, primarily due to Guardian Pipeline. Minority interest in income of consolidated subsidiaries for the three months ended March 31, 2006, included the 66-2/3 percent interest in Guardian Pipeline that we did not own until April 2006. We owned 100 percent of Guardian Pipeline beginning in April 2006, resulting in no minority interest in income of consolidated subsidiaries related to Guardian Pipeline for the three months ended March 31, 2007.

More information regarding our results of operations is provided in the following discussion of operating results for each of our segments.

Gathering and Processing

Overview - Our operations include gathering of natural gas production from crude oil and natural gas wells. We gather natural gas in the Mid-Continent region, which includes the Anadarko Basin of Oklahoma and the Hugoton and Central Kansas Uplift Basins of Kansas. We also gather natural gas in three producing basins in the Rocky Mountain region: (1) the Williston Basin, which spans portions of Montana, North Dakota and the Canadian province of Saskatchewan, (2) the Powder River Basin of Wyoming and (3) the Wind River Basin of Wyoming.

Through gathering systems, volumes are aggregated for removal of water vapor, solids and other contaminants and to extract NGLs in order to provide marketable natural gas, commonly referred to as residue gas. When the liquids are separated from the raw natural gas at the processing plants, the liquids are in the form of a mixed NGL stream. This mixed NGL stream is generally shipped to fractionators, where by applying heat and pressure, the raw NGL stream is separated into marketable products, such as ethane/propane mix, propane, iso-butane, normal butane and natural gasoline (collectively, NGL products). These NGL products can then be stored, transported and marketed to a diverse customer base.

Selected Financial and Operating Information - The following tables set forth certain selected financial and operating results for our Gathering and Processing segment for the periods indicated.

	Three Months Ended March 31,
Financial Results	2007	2006
	(Thousands of dollars)
Natural gas liquids and condensate sales	$130,076	$149,617
Gas sales	158,700	221,542
Gathering, compression, dehydration and processing fees and other revenue	34,105	29,582
Cost of sales and fuel	249,514	312,125
Net margin	73,367	88,616
Operating costs	33,990	31,503
Depreciation and amortization	11,122	10,567
Gain on sale of assets	2,197	306
Operating income	$30,452	$46,852
Equity earnings from investments	$5,608	$5,422

	Three Months Ended March 31,
Operating Information	2007	2006
Total gas gathered (BBtu/d)	1,168	1,145
Total gas processed (BBtu/d)	609	931
Natural gas liquids sales (MBbl/d)	37	41
Natural gas liquids produced (MBbl/d)	39	51
Natural gas sales (BBtu/d)	268	308
Capital expenditures (Thousands of dollars)	$17,858	$7,817
Realized composite NGL sales price ($/gallon)	$0.82	$0.87
Realized condensate sales price ($/Bbl)	$56.53	$57.67
Realized natural gas sales price ($/MMBtu)	$6.58	$7.99
Realized gross processing spread ($/MMBtu)	$3.59	$3.43

	Three Months Ended March 31,
	2007	2006
Keep-whole
NGL shrink (MMBtu/d)	22,018	40,968
Plant fuel (MMBtu/d)	2,689	5,144
Condensate shrink (MMBtu/d)	2,215	3,403
Condensate sales (Bbl/d)	448	699
Percentage of total net margin	6%	11%
Percent of proceeds
Wellhead purchases (MMBtu/d)	90,636	129,813
NGL sales (Bbl/d)	6,095	6,932
Residue sales (MMBtu/d)	30,294	28,334
Condensate sales (Bbl/d)	1,122	1,093
Percentage of total net margin	61%	62%
Fee-based
Wellhead volumes (MMBtu/d)	1,167,714	1,144,677
Average rate ($/MMBtu)	$0.24	$0.23
Percentage of total net margin	33%	27%

Operating Results - Our Gathering and Processing segment reported operating income of $30.5 million for the three months ended March 31, 2007, compared with $46.9 million for the same period last year primarily due to decreases in net margin.

Net margin decreased $15.2 million for the three months ended March 31, 2007, compared with the same period last year, primarily due to:

•	a decrease of $11.2 million in lower realized commodity prices on our POP contracts,
•	a decrease of $7.0 million from lower volumes processed primarily due to the anticipated contract terminations at certain processing facilities, and
•	a decrease of $1.0 million in weather-related outages caused by winter storms in the Mid-Continent region, partially offset by
•	an increase of $4.1 million in improved contractual terms in our gathering business.

Operating costs increased primarily due to increased employee-related expenses in the first quarter of 2007.

The increase in capital expenditures for 2007, compared with 2006 is driven primarily by our capital projects which are discussed beginning on page 20.

The first-quarter 2007 realized gross processing spread was $3.59 per MMBtu for 2007, compared with $3.43 per MMBtu for the same period in 2006. Based on current market conditions, the gross processing spread for the remainder of 2007 is expected to be above the five-year average, which is $2.55 per MMBtu. We currently have 6,391 MMBtu/d of our gross processing spread hedged for the remainder of 2007 at $2.98 per MMBtu. See further discussion beginning on page 34 under “Commodity Price Risk” in Item 3, Quantitative and Qualitative Disclosures about Market Risk.

Natural Gas Liquids

Overview - Our Natural Gas Liquids segment gathers, stores, fractionates and treats raw NGLs produced by natural gas processing plants located in Oklahoma, Kansas and the Texas panhandle. We connect the NGL production basins in Oklahoma, Kansas and the Texas panhandle with the key NGL market centers in Conway, Kansas and Mont Belvieu, Texas.

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

	Three Months Ended March 31,
Financial Results	2007	2006
	(Thousands of dollars)
Natural gas liquids and condensate sales	$798,998	$779,828
Storage and fractionation revenue	61,934	39,595
Cost of sales and fuel	808,877	785,681
Net margin	52,055	33,742
Operating costs	14,726	11,224
Depreciation and amortization	5,332	5,399
Gain on sale of assets	1	6
Operating income	$31,998	$17,125
Equity earnings from investments	$279	$(172)

	Three Months Ended March 31,
Operating Information	2007	2006
Natural gas liquids gathered (MBbl/d)	210	193
Natural gas liquids sales (MBbl/d)	220	208
Natural gas liquids fractionated (MBbl/d)	319	281
Capital expenditures (Thousands of dollars)	$7,476	$2,954

Operating Results - Our Natural Gas Liquids segment reported operating income of $32.0 million for the three months ended March 31, 2007, compared with $17.1 million for the same period last year primarily due to an increase in exchange volumes and higher optimization net margin as a result of improved price spreads and higher volumes.

Net margin increased $18.3 million for the three months ended March 31, 2007, compared with the same period last year due to the following:

•

$11.3 million due to higher product price spreads between Mont Belvieu, Texas, and Conway, Kansas; higher isomerization price spreads; wider price spreads between ethane and propane; and increased natural gasoline sales used in the production of ethanol fuel,

•	$4.7 million due to higher exchange net margin primarily driven by increased volumes due to new supply connections and improved natural gas processing economics, and
•

$2.3 million due to new storage contracts entered into in the second quarter of 2006 and our acquisition of the Mont Belvieu storage business in the fourth quarter of 2006, which both positively impacted first quarter 2007.

The Conway-to-Mont Belvieu OPIS average spread for the first quarter of 2007 for ethane/propane mix was $0.0567 per gallon, compared with $0.0346 per gallon during the same period in 2006.

Operating costs increased primarily due to employee-related costs and general taxes as well as the acquisition of the Mont Belvieu storage business in the fourth quarter of 2006.

The increase in capital expenditures for 2007, compared with 2006, is driven primarily by our growth activities for new supply connections. See discussion of our growth activities beginning on page 20.

Pipelines and Storage

Overview - Our Pipelines and Storage segment operates intrastate natural gas transmission pipelines, natural gas storage facilities, regulated natural gas liquids gathering and distribution pipelines, and non-processable natural gas gathering facilities. We also provide interstate natural gas transportation and storage service in accordance with Section 311(a) of the Natural Gas Policy Act.

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

	Three Months Ended March 31,
Financial Results	2007	2006
	(Thousands of dollars)
Transportation and gathering revenue	$48,787	$45,815
Storage revenue	12,493	12,144
Gas sales and other revenue	2,608	4,953
Cost of sales and fuel	9,193	10,791
Net margin	54,695	52,121
Operating costs	18,860	16,790
Depreciation and amortization	7,777	7,583
Gain on sale of assets	5	993
Operating income	$28,063	$28,741
Equity earnings from investments	$128	$244
Minority interest in income of consolidated subsidiaries	$85	$138

	Three Months Ended March 31,
Operating Information	2007	2006
Natural gas transported (MMcf/d)	1,571	1,473
Natural gas liquids transported (MBbl/d)	205	193
Natural gas liquids gathered (MBbl/d)	71	55
Capital expenditures (Thousands of dollars)	$35,778	$3,576
Average natural gas price
Mid-Continent region ($/MMBtu)	$6.29	$7.23

Operating Results - Our Pipelines and Storage segment reported operating income of $28.1 million for the three months ended March 31, 2007, compared with $28.7 million for the same period last year. Net margin increased $2.6 million for the three months ended March 31, 2007, compared with the same period last year. Our natural gas liquids gathering and distribution pipelines contributed $2.9 million of the net margin increase as a result of increased throughput from new connections and increased volume transported between Conway, Kansas, and Mont Belvieu, Texas, net with related costs.

Operating costs increased primarily related to increased employee-related costs and general taxes.

The increase in capital expenditures for 2007, compared with 2006 is driven primarily by our capital projects, which are discussed beginning on page 20.

Interstate Natural Gas Pipelines

Overview - Our Interstate Natural Gas Pipelines segment, which transports natural gas primarily from the western Canada Sedimentary Basin to the Midwestern United States along approximately 1,270 miles of pipelines with a design capacity of approximately 2.0 Bcf/d, consists of our regulated interstate natural gas transmission pipelines, which are:

•	Guardian Pipeline,
•	Midwestern Gas Transmission,
•	Viking Gas Transmission,
•	OkTex Pipeline, and
•	a 50 percent interest in Northern Border Pipeline.

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

	Three Months Ended March 31,
Financial Results	2007	2006
	(Thousands of dollars)
Transportation revenue	$23,581	$25,554
Cost of sales	-	-
Net margin	23,581	25,554
Operating costs	7,392	8,738
Depreciation and amortization	3,255	3,749
Operating income	$12,934	$13,067
Equity earnings from investments	$18,040	$26,147
Minority interest in income of consolidated subsidiaries	$-	$1,481

	Three Months Ended March 31,
Operating Information (a)	2007	2006
Natural gas transported (MMcf/d)	1,028	1,051
Natural gas average throughput (MMcf/d)	1,040	1,065
Capital expenditures (Thousands of dollars)	$16,739	$3,004
(a)	Includes volumes for consolidated entities only.

Operating Results - Our Interstate Natural Gas Pipelines segment reported operating income of $12.9 million for the three months ended March 31, 2007, compared with $13.1 million for the same period last year.

Transportation revenue decreased $2.0 million for the three months ended March 31, 2007, compared with the same period last year primarily due to lower throughput on Midwestern Gas Transmission.

Equity earnings from investments for the three months ended March 31, 2007 and 2006 primarily include earnings from our interest in Northern Border Pipeline. The decrease in equity earnings of $8.1 million is primarily due to the decrease in our share of Northern Border Pipeline’s earnings from 70 percent in the first quarter of 2006 to 50 percent in the first quarter of 2007. See page 20 for discussion of the disposition of the 20 percent partnership interest in Northern Border Pipeline.

Minority interest in income of consolidated subsidiaries decreased for the three months ended March 31, 2007, compared with the same period in 2006, primarily due to Guardian Pipeline. Minority interest in income of consolidated subsidiaries for the three months ended March 31, 2006, included the 66-2/3 percent interest in Guardian Pipeline that we did not own until April 2006. We owned 100 percent of Guardian Pipeline beginning in April 2006, resulting in no minority interest in income of consolidated subsidiaries related to Guardian Pipeline for the three months ended March 31, 2007.

The increase in capital expenditures for 2007, compared with 2006 is driven primarily by our capital projects, which are discussed beginning on page 20.

LIQUIDITY AND CAPITAL RESOURCES

General - Our principal sources of liquidity include cash generated from operating activities, bank credit facilities, debt issuances and the sale of limited partner units. We fund our operating expenses, debt service and cash distributions to our limited partners and general partner primarily with operating cash flow.

Part of our growth strategy is to expand our existing businesses and strategically acquire related businesses that strengthen and complement our existing assets. Capital resources for acquisitions and maintenance and growth expenditures may be funded by a variety of sources, including those listed above as our principal sources of liquidity. Our ability to access capital markets for debt and equity financing under reasonable terms depends on our financial condition, credit ratings and market conditions. During the three months ended March 31, 2007 and 2006, our capital expenditures were financed through operating cash flows and short- and long-term debt. Capital expenditures for the first three months of 2007 were $77.9 million, compared with $17.7 million for the same period in 2006, exclusive of acquisitions. The increase in capital expenditures for 2007 compared with 2006 is driven primarily by our capital projects, which are discussed beginning on page 20.

We believe that our ability to obtain financing and our history of consistent cash flow from operating activities provide a solid foundation to meet our future liquidity and capital resource requirements.

Financing - Financing is provided through available cash, our amended and restated five-year revolving credit agreement (2007 Partnership Credit Agreement) and long-term debt. Other options to obtain financing include, but are not limited to, issuance of limited partner units, issuance of hybrid securities such as any trust preferred security or deferrable interest subordinated debt issued by us or any business trusts and sale/leaseback of facilities.

The total amount of short-term borrowings authorized by our general partner’s Board of Directors is $1.5 billion. At March 31, 2007, we had $10 million in letters of credit issued, no borrowings outstanding under the 2007 Partnership Credit Agreement and available cash and short-term investments of approximately $95.7 million. Additionally, we had no borrowings drawn under the $10 million Guardian Pipeline revolving credit agreement. The Guardian Pipeline revolving credit agreement terminates in November 2007. As of March 31, 2007, we could have issued $1.7 billion of additional debt under the most restrictive provisions contained in our various borrowing agreements.

Our 2007 Partnership Credit Agreement and Guardian Pipeline’s revolving note agreement contain typical covenants as discussed in Note E of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q and Note E of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006. At March 31, 2007, we were in compliance with all covenants.

Equity Issuance - In connection with the ONEOK Transactions, we amended our Partnership Agreement to provide for the issuance of Class B limited partner units and issued approximately 36.5 million Class B limited partner units to ONEOK. The Class B limited partner units were issued on April 6, 2006.

At a special meeting of the holders of common units on March 29, 2007, the unitholders approved a proposal to permit the conversion of the Class B limited partner units issued in the ONEOK Transactions into common units at the option of the Class B unitholder. The March 29, 2007 special meeting was adjourned to May 10, 2007 to allow unitholders additional time to vote on a proposal to approve certain amendments to our Partnership Agreement. The proposed amendments to our Partnership Agreement would grant voting rights for units held by our general partner and its affiliates if a vote is held to remove our general partner and require fair market value compensation for the general partner interest if the general partner is removed.

If the proposed amendments to our Partnership Agreement are approved by the common unitholders at the May 10, 2007 meeting, the Class B limited partner units will automatically convert into common units on a one-for-one basis and the Class B limited partner units will no longer be outstanding. Effective April 7, 2007, the Class B limited partner units are entitled to increased quarterly distributions and to distributions upon liquidation equal to 110 percent of the distributions paid with respect to common units. If our common unitholders approve the amendments on May 10, 2007, these increased distribution rights will be eliminated after that date. In addition, if our common unitholders do not approve the proposed amendments, and our common unitholders vote at any time prior to the approval of the proposed amendments to remove ONEOK or its affiliates as our general partner, quarterly distributions payable on Class B limited partner units would increase to 123.5 percent of the distributions payable with respect to the common units, and distributions payable upon liquidation of the Class B limited partner units would increase to 125 percent of the distributions payable with respect to the common units.

Capitalization Structure - The following table sets forth our capitalization structure for the periods indicated.

	March 31, 2007	December 31, 2006
Debt	48%	48%
Equity	52%	52%

Credit Ratings - Our credit ratings as of March 31, 2007, are shown in the table below.

Rating Agency	Rating	Outlook
Moody’s	Baa2	Stable
S&P	BBB	Stable

Our credit ratings may be affected by a material change in our financial ratios or a material event affecting our business. The most common criteria for assessment of our credit ratings are the debt to EBITDA ratio, interest coverage, business risk profile and liquidity. If our credit ratings were downgraded, the interest rates on the 2007 Partnership Credit Agreement borrowings would increase, resulting in an increase in our cost to borrow funds.

Our $250 million and $225 million long-term notes payable, due 2010 and 2011, respectively, contain provisions that require us to offer to repurchase the senior notes at par value if either our Moody’s or S&P credit ratings falls below investment grade (Baa3 for Moody’s and BBB- for S&P) and the investment grade ratings are not reinstated within a period of 40 days. Further, the indentures governing our senior notes due 2010 and 2011 include an event of default upon acceleration of other indebtedness of $25 million or more and the indentures governing our senior notes due 2012, 2016 and 2036 include an event of default upon the acceleration of other indebtedness of $100 million or more that would be triggered by such an offer to repurchase. Such an event of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding senior notes due 2010, 2011, 2012, 2016 and 2036 to declare those notes immediately due and payable in full. We may not have sufficient cash on hand to repurchase and repay any accelerated senior notes, which may cause us to borrow money under our credit facilities or seek alternative financing sources to finance the repurchases and repayment. We could also face difficulties accessing capital or our borrowing costs could increase, impacting our ability to obtain financing for acquisitions or capital expenditures, to refinance indebtedness and to fulfill our debt obligations. A decline in our credit rating below investment grade may also require us to provide security to our counterparties in the form of cash, letters of credit or other negotiable instruments.

Other than the note repurchase obligations described above, we have determined that we do not have significant exposure to rating triggers in various other contracts and equipment leases. Rating triggers are defined as provisions that would create an automatic default or acceleration of indebtedness based on a change in our credit rating. Our credit agreements contain provisions that would cause the cost to borrow funds to increase if our credit rating is negatively adjusted. An adverse rating change is not defined as a default of our credit agreements.

Capital Expenditures - We classify expenditures that are expected to generate additional revenue or significant operating efficiencies as growth capital expenditures. Any remaining capital expenditures are classified as maintenance capital expenditures. The following table summarizes our 2007 projected growth and maintenance capital expenditures excluding AFUDC.

2007 Projected Capital Expenditures	Growth	Maintenance	Total
	(Millions of dollars)
Gathering and Processing	$91	$22	$113
Natural Gas Liquids	134	17	151
Pipelines and Storage	421	16	437
Interstate Natural Gas Pipelines	113	10	123
Total projected capital expenditures	$759	$65	$824

Additional information about these projects is included under “Capital Projects” beginning on page 20. Financing for these projects may include borrowing under the 2007 Partnership Credit Agreement.

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

For the three months ended March 31, 2007 and 2006, we paid $81.2 million and $37.1 million to our common and Class B unitholders, respectively. We also paid our general partner $12.4 million and $2.8 million for its general partner and incentive distribution interests, respectively.

In January 2007, we increased our cash distribution to $0.98 per unit for the fourth quarter of 2006, which was paid on February 14, 2007 to unitholders of record on January 31, 2007. In April 2007, we increased our cash distribution to $0.99 per unit for the first quarter of 2007. The distribution is payable May 14, 2007, to unitholders of record as of April 30, 2007.

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

Our expenditures for environmental evaluation and remediation to date have not been significant in relation to our results of operations, and there were no material effects upon earnings during the three months ended March 31, 2007 or 2006 related to compliance with environmental regulations.

CASH FLOW ANALYSIS

Operating Cash Flows - Operating cash flows increased by $10.7 million for the three months ended March 31, 2007, compared with the same period in 2006. This increase was primarily due to a decrease in income taxes as a result of our consolidation of the ONEOK Energy Assets, as of January 1, 2006, which were previously owned by a taxable entity. This increase in cash flows was partially offset by a $14.3 million decrease in distributions received from unconsolidated affiliates.

Investing Cash Flows - Cash used in investing activities was $74.3 million for 2007, compared with $37.6 million for 2006. The increased use of cash was primarily related to higher capital expenditures due to our ongoing capital projects.

Investing cash flows for 2006 also include the impact of the deconsolidation of Northern Border Pipeline and the consolidation of the ONEOK Energy Assets and Guardian Pipeline.

Financing Cash Flows - Cash used in financing activities was $99.7 million in 2007, compared with $226.8 million in 2006.

Cash distributions to our general and limited partners for the first quarter of 2007 were $93.7 million compared with $39.9 million in the same period in 2006, an increase of $53.8 million, due to the increased available cash following the ONEOK Transactions described in this section under “Significant Acquisitions and Developments.” We paid a cash distribution of $0.98 per unit during the first quarter of 2007, compared with the $0.80 per unit paid in the first quarter of 2006.

We reported cash flow retained by ONEOK of $176.9 million in 2006, which represented the cash flows generated during the first quarter of 2006 by the ONEOK Energy Assets prior to the ONEOK Transactions.

In March 2006, we borrowed $33 million under our 2006 Partnership Credit Agreement to redeem all of the outstanding Viking Gas Transmission Series A, B, C and D senior notes and paid a redemption premium of $3.6 million.

FORWARD-LOOKING STATEMENTS

Some of the statements contained and incorporated in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements relate to our anticipated financial performance, management’s plans and objectives for our future operations, our business prospects, the outcome of regulatory and legal proceedings, market conditions and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements in certain circumstances. The following discussion is intended to identify important factors that could cause future outcomes to differ materially from those set forth in the forward-looking statements.

Forward-looking statements include the items identified in the preceding paragraph, the information concerning possible or assumed future results of our operations and other statements contained or incorporated in this Quarterly Report on Form 10-Q identified by words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should,” “goal,” “forecast” or other similar phrases.

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

•	our ability to control construction costs and completion schedules of our pipeline projects and other projects;
•	the ability to market pipeline capacity on favorable terms;
•	risks associated with adequate supply to our gathering, processing, fractionation and pipeline facilities, including production declines which outpace new drilling;
•	the mechanical integrity of facilities operated;
•	the effects of changes in governmental policies and regulatory actions, including changes with respect to income and other taxes, environmental compliance, authorized rates or recovery of gas costs;
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

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other factors could also have material adverse effects on our future results. These and other risks are described in greater detail under Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2006. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Other than as required under securities laws, we undertake no obligation to update publicly any forward-looking statement whether as a result of new information, subsequent events or change in circumstances, expectations or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our quantitative and qualitative disclosures about market risk are consistent with those discussed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2006.

INTEREST RATE RISK

General - We are subject to the risk of interest rate fluctuation in the normal course of business. We manage interest rate risk through the use of fixed rate debt, floating rate debt and, at times, interest rate swaps. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates. Floating rate swaps are used to convert the fixed rates of long-term borrowings into short-term variable rates. At March 31, 2007, the interest rate on 92.6 percent of our long-term debt was fixed after considering the impact of interest rate swaps.

At March 31, 2007, a 100 basis point move in the annual interest rate on our variable-rate long-term debt would change our annual interest expense by $1.5 million before taxes. This 100 basis point change assumes a parallel shift in the yield curve. If interest rates changed significantly, we would take actions to manage our exposure to the change. Since a specific action and the possible effects are uncertain, no change has been assumed.

Fair Value Hedges - In prior years, we terminated various interest rate swap agreements. The net savings from the termination of these swaps is being recognized in interest expense over the terms of the debt instruments originally hedged. Net interest expense savings for the three months ended March 31, 2007, for all terminated swaps was $0.9 million, and the remaining net savings for all terminated swaps will be recognized over the following periods.

(Millions of dollars)
Remainder of 2007	$2.7
2008	3.7
2009	3.7
2010	3.7
2011	0.9
Thereafter	-

Currently, the interest on $150 million of fixed rate debt is swapped to floating using interest rate swaps. The floating rate is based on six-month LIBOR. Based on the actual performance through March 31, 2007, the weighted average interest rate increased from 7.10 percent to 7.28 percent. At March 31, 2007, we recorded a net liability of $2.3 million to recognize the interest rate swaps at fair value. Long-term debt was decreased by $2.3 million to recognize the change in the fair value of the related hedged liability.

Total swap savings from the interest rate swaps and amortization of terminated swaps was $0.6 million for the three months ended March 31, 2007. The swaps are expected to net the following savings for the remainder of the year:

•	interest expense savings of $2.7 million related to the amortization of the swap value at termination, and
•	approximately $0.5 million in interest expense from the existing $150 million of swapped debt, based on LIBOR rates at March 31, 2007.

Total net swap savings for 2007 are expected to be $2.8 million, compared with the savings of $2.0 million in 2006.

COMMODITY PRICE RISK

Our Pipelines and Storage and Interstate Natural Gas Pipelines segments are exposed to commodity price risk because our intrastate and interstate pipelines collect natural gas from their customers for operations or as part of their fee for services provided. When the amount of natural gas consumed in operations by these pipelines differs from the amount provided by their customers, the pipelines must buy or sell natural gas, store or use natural gas from inventory, and are exposed to commodity price risk. At March 31, 2007, there were no hedges in place with respect to natural gas price risk from our intrastate and interstate pipeline operations.

Our Natural Gas Liquids segment is exposed to commodity price risk primarily as a result of NGLs in storage, spread risk associated with the relative values of the various components of the NGL stream and the relative value of NGL purchases at one location and sales at another location, known as basis risk. We have not entered into any hedges with respect to our NGL marketing activities.

Our Gathering and Processing segment is exposed to commodity price risk primarily as a result of receiving commodities in exchange for our services. Our primary exposures arise from the relative price differential between natural gas and NGLs with respect to our keep-whole processing contracts and the sale of natural gas, NGLs and condensate with respect to our POP contracts. To a lesser extent, we are exposed to the risk of price fluctuations and the cost of intervening transportation at various market locations. We use commodity fixed-price physical forwards and derivative contracts, including NYMEX-based futures and over-the-counter swaps to minimize earnings volatility related to natural gas, NGL and condensate price fluctuations.

We have reduced our gross processing spread exposure through a combination of physical and financial hedges. We utilize a portion of our POP equity natural gas as an offset, or natural hedge, to an equivalent portion of our keep-whole shrink requirements. We have effectively converted our spread risk to NGL commodity price risk, and we use financial instruments to hedge the sale of NGLs. Through this approach, we have reduced our gross processing spread exposure by 5,538 MMBtu/d (or 1,647 Bbl/d). The NGLs have been hedged at an average price of $0.79 per gallon in 2007. For 2008, we have converted the spread risk to NGLs commodity price risk on 1,796 MMBtu/d (or 559 Bbl/d). The NGLs have been hedged at an average price of $0.82 per gallon in 2008.

The following table sets forth our Gathering and Processing segment’s hedging information for the remainder of 2007 and for the year ending December 31, 2008.

	Nine Months Ending December 31, 2007
Product	Volumes Hedged		Average Price Per Unit		Volumes Hedged
Commodity Risk
Natural gas liquids (Bbl/d) (a)	2,692		$0.85	($/gallon)	43%
Spread Risk
Gross processing spread (MMBtu/d) (a)	6,391		$2.98	($/MMBtu)	28%
Natural gas liquids (Bbl/d) (a)	1,647	(b)	$0.79	($/gallon)	24%

(a) Hedged with fixed-priced swaps
(b) 5,538 MMBtu/d equivalent
	Year Ending December 31, 2008
Product	Volumes Hedged		Average Price Per Unit		Volumes Hedged
Commodity Risk
Natural gas liquids (Bbl/d) (a)	503		$0.89	($/gallon)	8%
Spread Risk
Natural gas liquids (Bbl/d) (a)	559	(b)	$0.82	($/gallon)	9%

(a) Hedged with fixed-price swaps

(b) 1,796 MMBtu/d equivalent

Our commodity price risk is estimated as a hypothetical change in the price of natural gas, NGLs and crude oil at March 31, 2007, excluding the effects of hedging. Our condensate sales are based on the price of crude oil. We estimate that a $1.00 per barrel increase in the price of crude oil would increase annual net margin by approximately $0.5 million. We estimate that a $0.01 per gallon increase in the composite price of NGLs would increase annual net margin by approximately $1.9 million. We estimate that a $0.10 per MMBtu increase in the price of natural gas would increase annual net margin by approximately $0.2 million. The above estimates of commodity price risk do not include any effects on demand for our services that might be caused by, or arise in conjunction with, price changes. For example, a change in the gross processing spread may cause ethane to be sold in the natural gas stream, impacting gathering and processing margins, NGL exchange margins, natural gas deliveries and NGL volumes shipped.

See Note C of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q for more information on our hedging activities.

ITEM 4.	CONTROLS AND PROCEDURES

Quarterly Evaluation of Disclosure Controls and Procedures - As of the end of the period covered by this report, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) of ONEOK Partners GP, our general partner, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management of ONEOK Partners GP, including the officers of ONEOK Partners GP who are the equivalent of our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, they concluded that as of March 31, 2007, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting - We have not made any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Additional information about our legal proceedings is included under Part I, Item 3, “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Richard Manson v. Northern Plains Natural Gas Company, LLC, et. al., Civil Action No. 1973-N, in the Court of Chancery of the State of Delaware in and for New Castle County. All payments under the settlement reached in this matter have been made by us and our insurer. This case has been formally concluded.

Praxair, Inc. v. ONEOK Field Services Company, et al., District Court of Ellsworth County, Kansas, Case No. 04-C-17. The trial that had been scheduled for March 2007 has been continued and a new trial date has not yet been set.

ITEM 1A.	RISK FACTORS

Our investors should consider the risks set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006, that could affect us and our business. Although we have tried to discuss key factors, our investors need to be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance. Investors should carefully consider the discussion of risks and the other information included or incorporated by reference in this Quarterly Report on Form 10-Q, including Forward-Looking Information, which is included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held a special annual meeting of unitholders on March 29, 2007 at which our unitholders approved a proposal to approve a change in the terms of our Class B limited partner units to permit the conversion of all outstanding Class B limited partner units into the same number of our common units and the issuance of additional common units in such amount upon such conversion (the “Conversion Proposal”), as follows:

	Votes For	Votes Against	Abstained
Conversion Proposal	25,229,937	2,066,969	557,811

In addition, at this meeting our unitholders approved a proposal to adjourn (“Adjournment Proposal”) the special meeting to 10:00 a.m. Central Daylight Time on Thursday, May 10, 2007 at ONEOK Plaza, 100 West Fifth Street, Tulsa, Oklahoma, as follows:

	Votes For	Votes Against	Abstained
Adjournment Proposal	23,782,695	3,523,511	548,607

The purpose of the adjournment is to allow for the solicitation of additional proxies in favor of a proposal to amend our existing Partnership Agreement to (a) permit our general partner and its affiliates to vote the limited partnership interests held by them in connection with any future proposal to remove the general partner, and (b) to provide for the payment of fair market value to the general partner for the general partner interest in all cases where the general partner is removed.

ITEM 5.	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Exhibit Description
10.1	Amended and Restated Revolving Credit Agreement dated March 30, 2007, among ONEOK Partners, L.P., as Borrower, the lenders from time to time party thereto, SunTrust Bank, as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and BMO Capital Markets, Barclays Bank PLC, and Citibank, N.A., as Co-Documentation Agents.

31.1	Certification of John W. Gibson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Curtis L. Dinan pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John W. Gibson pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Curtis L. Dinan pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ONEOK PARTNERS, L.P.
	By:	ONEOK Partners GP, L.L.C., its General Partner

Date: May 2, 2007	By:	/s/ Curtis L. Dinan

Curtis L. Dinan
Senior Vice President,
Chief Financial Officer and Treasurer
(Signing on behalf of the Registrant
and as Principal Financial Officer)