Form 10-Q
period 2007-06-30
ONEOK Partners LP
filed 2007-08-03
CIK 909281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer X                                      Accelerated filer                                                   Non-accelerated filer __

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007
Common units	46,397,214 units
Class B units	36,494,126 units

ONEOK PARTNERS, L.P.

QUARTERLY REPORT ON FORM 10-Q

In this Quarterly Report, references to “we,” “us,” “our” or the “Partnership” refer to ONEOK Partners, L.P. and its subsidiary, ONEOK Partners Intermediate Limited Partnership and its subsidiaries.

The statements in this Quarterly Report on Form 10-Q that are not historical information, including statements concerning plans and objectives of management for future operations, economic performance or related assumptions, are forward-looking statements. Forward-looking statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should,” “goal,” “forecast” and other words and terms of similar meaning. Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements” and Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q and under Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Glossary

The abbreviations, acronyms, and industry terminology used in this Quarterly Report are defined as follows:

AFUDC	Allowance for funds used during construction
Bbl	Barrels, equivalent to 42 United States gallons
Bbl/d	Barrels per day
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Bcf/d	Billion cubic feet per day
Btu	British thermal units
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation
Fort Union Gas Gathering	Fort Union Gas Gathering, L.L.C.
GAAP	United States Generally Accepted Accounting Principles
Guardian Pipeline	Guardian Pipeline, L.L.C.
LIBOR	London Interbank Offered Rate
MBbl/d	Thousand barrels per day
Mcf	Thousand cubic feet
MDth/d	Thousand decatherms per day
Midwestern Gas Transmission	Midwestern Gas Transmission Company
MMBtu	Million British thermal units
MMBtu/d	Million British thermal units per day
MMcf	Million cubic feet
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service
NBP Services	NBP Services, LLC, a subsidiary of ONEOK
NGL	Natural gas liquids
Northern Border Pipeline	Northern Border Pipeline Company
NYMEX	New York Mercantile Exchange
OBPI	ONEOK Bushton Processing Inc.
OkTex Pipeline	OkTex Pipeline Company
ONEOK	ONEOK, Inc.
ONEOK NB	ONEOK NB Company, formerly known as Northwest Border Pipeline Company, a ONEOK subsidiary
ONEOK Partners	ONEOK Partners, L.P., formerly known as Northern Border Partners, L.P.
ONEOK Partners GP	ONEOK Partners GP, L.L.C., formerly known as Northern Plains Natural Gas Company, LLC, a ONEOK subsidiary
Overland Pass Pipeline Company	Overland Pass Pipeline Company LLC
Partnership Agreement	Third Amended and Restated Agreement of Limited Partnership of ONEOK Partners, L.P.
POP	Percent of Proceeds
S&P	Standard & Poor’s Rating Group
SEC	Securities and Exchange Commission
Statement	Statement of Financial Accounting Standards
TC PipeLines	TC PipeLines Intermediate Limited Partnership, a subsidiary of TC PipeLines, LP
TransCanada	TransCanada Corporation

This page intentionally left blank.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK Partners, L.P. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2007	2006	2007	2006
	(Thousands of dollars, except per unit amounts)
Revenues
Operating revenue	$1,370,377	$1,159,350	$2,531,849	$2,329,180
Cost of sales and fuel	1,153,997	947,584	2,110,322	1,915,719
Net Margin	216,380	211,766	421,527	413,461
Operating Expenses
Operations and maintenance	73,181	65,630	139,634	134,209
Depreciation and amortization	28,013	39,282	55,526	66,752
Taxes other than income	7,249	8,136	16,257	14,913
Total Operating Expenses	108,443	113,048	211,417	215,874
Gain (Loss) on Sale of Assets	(379)	114,061	1,824	115,366
Operating Income	107,558	212,779	211,934	312,953
Interest expense	33,503	30,787	65,803	67,221
Other income (expense):
Equity earnings from investments (Note G)	18,758	18,321	42,813	49,962
Other income	4,160	3,174	6,960	4,260
Other expense	(298)	(5,485)	(511)	(5,635)
Total Other Income, net	22,620	16,010	49,262	48,587
Minority interests in income of consolidated subsidiaries	92	519	177	2,138
Income before income taxes	96,583	197,483	195,216	292,181
Income taxes	1,964	1,284	4,841	25,478
Net Income	$94,619	$196,199	$190,375	$266,703

Limited partners’ interest in net income:
Net income	$94,619	$196,199	$190,375	$266,703
General partners’ interest in net income	14,052	12,105	27,330	51,745
Limited Partners’ Interest in Net Income	$80,567	$184,094	$163,045	$214,958

Limited partners’ per unit net income:
Net income per unit (Note H)	$0.97	$2.22	$1.97	$3.33

Number of Units Used in Computation (Thousands)	82,891	82,891	82,891	64,644

See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)	June 30, 2007	December 31, 2006
Assets	(Thousands of dollars)

Current Assets
Cash and cash equivalents	$56,639	$21,102
Short-term investments	26,038	-
Accounts receivable, net	368,282	298,602
Affiliate receivables	67,104	88,572
Gas and natural gas liquids in storage	189,504	198,141
Commodity exchanges and imbalances	22,301	53,433
Other	38,304	33,388
Total Current Assets	768,172	693,238

Property, Plant and Equipment
Property, plant and equipment	3,628,534	3,424,452
Accumulated depreciation and amortization	713,545	660,804
Net Property, Plant and Equipment (Note A)	2,914,989	2,763,648

Investments and Other Assets
Investment in unconsolidated affiliates (Note G)	741,851	748,879
Goodwill and intangible assets (Note D)	685,918	689,751
Other	23,515	26,201
Total Investments and Other Assets	1,451,284	1,464,831
Total Assets	$5,134,445	$4,921,717

Liabilities and Partners’ Equity

Current Liabilities
Current maturities of long-term debt	$11,931	$11,931
Notes payable	105,000	6,000
Accounts payable	502,825	361,967
Affiliate payables	15,607	25,737
Commodity exchanges and imbalances	165,250	175,927
Other	92,940	89,471
Total Current Liabilities	893,553	671,033

Long-term Debt, net of current maturities	2,012,860	2,019,598

Minority Interests in Consolidated Subsidiaries	5,710	5,606

Deferred Credits and Other Liabilities	39,050	36,818

Commitments and Contingencies

Partners’ Equity
General partner	55,991	54,373
Common units: 46,397,214 units issued and outstanding at June 30, 2007, and December 31, 2006	803,457	803,599
Class B units: 36,494,126 units issued and outstanding at June 30, 2007, and December 31, 2006	1,332,137	1,332,276
Accumulated other comprehensive loss	(8,313)	(1,586)
Total Partners’ Equity	2,183,272	2,188,662
Total Liabilities and Partners’ Equity	$5,134,445	$4,921,717

See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Unaudited)	2007	2006
Operating Activities	(Thousands of dollars)
Net income	$190,375	$266,703
Depreciation and amortization	55,526	66,752
Minority interests in income of consolidated subsidiaries	177	2,138
Equity earnings from investments	(42,813)	(49,962)
Distributions received from unconsolidated affiliates	57,066	69,819
Gain on sale of assets	(1,824)	(115,366)
Changes in assets and liabilities (net of acquisition and disposition effects):
Accounts receivable	(48,212)	67,428
Inventories	6,144	(21,077)
Accounts payable and other current liabilities	130,728	10,708
Commodity exchanges and imbalances, net	14,888	31,980
Accrued taxes other than income	777	(9,497)
Accrued interest	1,204	4,315
Derivative financial instruments	3,236	(3,178)
Other	(6,259)	19,344
Cash Provided by Operating Activities	361,013	340,107
Investing Activities
Changes in investments in unconsolidated affiliates	(7,653)	(6,077)
Acquisitions	-	(1,438,485)
Proceeds from sale of assets	3,753	297,558
Capital expenditures	(202,444)	(53,575)
Changes in short-term investments	(26,038)	-
Increase in cash and cash equivalents attributable to previously unconsolidated subsidiaries	-	7,496
Decrease in cash and cash equivalents attributable to previously consolidated subsidiaries	-	(22,039)
Cash Used in Investing Activities	(232,382)	(1,215,122)
Financing Activities
Cash distributions:
General and limited partners	(189,008)	(84,761)
Minority interests	(73)	(147)
Cash flow retained by ONEOK (Note B)	-	(176,978)
Short-term financing borrowings	400,000	1,432,500
Short-term financing payments	(301,000)	(275,000)
Payment of long-term debt	(2,983)	(35,013)
Other	(30)	(3,807)
Cash Provided by (Used in) Financing Activities	(93,094)	856,794
Change in Cash and Cash Equivalents	35,537	(18,221)
Cash and Cash Equivalents at Beginning of Period	21,102	43,090
Cash and Cash Equivalents at End of Period	$56,639	$24,869

Supplemental Cash Flow Information:
Cash Paid for Interest	$69,324	$37,785

See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)	Common Units	Class B Units	General Partner	Common Units
	(Units)		(Thousands of dollars)
Partners’ equity at December 31, 2006	46,397,214	36,494,126	$54,373	$803,599
Net income	-	-	27,330	91,262
Other comprehensive loss	-	-	-	-
Total comprehensive income
Other	-	-	(1)	-
Distributions paid	-	-	(25,711)	(91,404)
Partners’ equity at June 30, 2007	46,397,214	36,494,126	$55,991	$803,457

See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ EQUITY AND COMPREHENSIVE INCOME

(Continued)

	Class B Units	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Equity
	(Thousands of dollars)
Partners’ equity at December 31, 2006	$1,332,276	$(1,586)	$2,188,662
Net income	71,783	-	190,375
Other comprehensive loss	-	(6,727)	(6,727)

Total comprehensive income			183,648

Other	(29)	-	(30)
Distributions paid	(71,893)	-	(189,008)
Partners’ equity at June 30, 2007	$1,332,137	$(8,313)	$2,183,272

ONEOK Partners, L.P. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.	SUMMARY OF ACCOUNTING POLICIES

Our accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of our business, the results of operations for the three and six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for a 12-month period. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006.

Our accounting policies are consistent with those disclosed in Note A of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006, except as described below.

Significant Accounting Policies

Short-Term Investments - Our short-term investments consist of auction-rate securities, which are corporate or municipal bonds that have underlying long-term maturities. The interest rates are reset through auctions that are typically held every 7-35 days, at which time the securities can be sold. We invest in auction-rate securities for a portion of our cash management program.

Property - The following table sets forth our property, by segment, for the periods presented.

	June 30, 2007	December 31, 2006
	(Thousands of dollars)
Non-Regulated
Gathering and Processing	$1,168,874	$1,133,614
Natural Gas Liquids	570,468	547,495
Pipelines and Storage	163,709	162,636
Other	49,631	50,784
Regulated
Pipelines and Storage	1,165,462	1,060,810
Interstate Natural Gas Pipelines	510,390	469,113
Property, plant and equipment	3,628,534	3,424,452
Accumulated depreciation and amortization	713,545	660,804
Net property, plant and equipment	$2,914,989	$2,763,648

At June 30, 2007, we had construction work in process of $394.8 million that had not yet been put in service and therefore was not being depreciated.

Income Taxes - In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” which was effective for our year beginning January 1, 2007. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires the recognition of penalties and interest on any unrecognized tax benefits. Our policy is to reflect penalties and interest as part of income tax expense as they become applicable. We have no tax positions that would require establishment of a reserve under FIN 48.

We file numerous consolidated and separate income tax returns in the United States federal jurisdiction and in many state jurisdictions. We also file returns in Canada. No returns are currently under audit, and no extensions of statute of limitations have been granted.

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

Acquisition of NGL Pipeline - In July 2007, we announced our agreement to acquire an interstate natural gas liquids and refined petroleum products pipeline system and related assets from a subsidiary of Kinder Morgan Energy Partners, L.P. for approximately $300 million. The system extends from Bushton and Conway, Kansas, to Chicago, Illinois, and transports, stores and delivers a full range of NGL and refined products. The FERC-regulated system spans more than 1,600 miles and has a capacity to transport up to 125,000 Bbl/d. The transaction includes approximately 950,000 Bbl of storage capacity, eight NGL terminals and 50 percent ownership of the Heartland Pipeline Company (Heartland). ConocoPhillips owns the other 50 percent of Heartland and is the managing partner of the Heartland joint venture, which consists primarily of three refined products terminals and connecting pipelines. In addition, ConocoPhillips has a right of first refusal to purchase the 50 percent ownership interest in Heartland that we are seeking to acquire. We expect to close the transaction, subject to regulatory approval, in the third quarter of 2007. Financing for this transaction will come from available cash and short-term credit facilities.

Overland Pass Pipeline Company - In May 2006, we entered into an agreement with a subsidiary of The Williams Companies, Inc. (Williams) to form a joint venture called Overland Pass Pipeline Company. Overland Pass Pipeline Company will build a 760-mile natural gas liquids pipeline from Opal, Wyoming, to the Mid-Continent natural gas liquids market center in Conway, Kansas. The pipeline will be initially designed to transport approximately 110,000 Bbl/d of NGLs, which can be increased to approximately 150,000 Bbl/d with additional pump facilities. As the 99 percent owner of the joint venture, we will manage the construction project, advance all costs associated with construction and operate the pipeline. Within two years of the pipeline becoming operational, Williams will have the option to increase its ownership up to 50 percent by reimbursing us for its proportionate share of all construction costs. If Williams exercises its option to increase its ownership to the full 50 percent, Williams would have the option to become operator. This project requires the approval of various state and federal regulatory authorities. Assuming Overland Pass Pipeline Company obtains the required regulatory approvals as scheduled, we currently expect construction of the pipeline to begin in the fall of 2007, with start up scheduled for early 2008.

As part of a long-term agreement, Williams dedicated its NGL production from two of its natural gas processing plants in Wyoming to the joint-venture company. We will provide downstream fractionation, storage and transportation services to Williams. The pipeline project is currently estimated to cost approximately $433 million, excluding AFUDC. During 2006, we paid $11.6 million to Williams for acquisition of our interest in the joint venture and for reimbursement of initial capital expenditures. In addition, we are investing approximately $216 million, excluding AFUDC, to expand our existing fractionation capabilities and the capacity of our natural gas liquids distribution pipelines. Financing for the projects may include a combination of short- or long-term debt or equity.

The ONEOK Transactions - In April 2006, we completed the acquisition and consolidated certain companies comprising ONEOK’s former gathering and processing, natural gas liquids, and pipelines and storage segments (collectively, the ONEOK Energy Assets) in a series of transactions, (collectively the ONEOK Transactions). As part of the ONEOK Transactions, ONEOK acquired ONEOK NB, formerly known as Northwest Border Pipeline Company, an affiliate of TransCanada that held a 0.35 percent general partner interest in us, under a Purchase and Sale Agreement between an affiliate of ONEOK and an affiliate of TransCanada. As a result, ONEOK owns our entire 2 percent general partner interest and controls us.

We acquired the ONEOK Energy Assets for approximately $3 billion, including $1.35 billion in cash, before adjustments, and approximately 36.5 million Class B limited partner units. The Class B limited partner units and the related general partner interest contribution were valued at approximately $1.65 billion. ONEOK now owns approximately 37.0 million of our limited partner units, which, when combined with its general partner interest, increased its total interest in us to approximately 45.7 percent. We used $1.05 billion drawn under our $1.1 billion, 364-day credit agreement (the Bridge Facility), coupled with the proceeds from the sale of a 20 percent partnership interest in Northern Border Pipeline, to finance the cash portion of the transaction.

The ONEOK Transactions were accounted for as a transaction between entities under common control and these transactions were excluded from the accounting prescribed by Statement 141, “Business Combinations.” Accordingly, ONEOK’s historical cost basis in the ONEOK Energy Assets was transferred to us in a manner similar to a pooling of interests. The difference between the historical cost basis of the net assets acquired of $2.7 billion and the cash paid was assigned to the value of the Class B limited partner units issued to ONEOK and its general partner interest in us. These assets and their related operations are included in our consolidated financial statements retroactive to January 1, 2006. Since the ONEOK Transactions were not completed until April 2006, the income and cash flow from the ONEOK Energy Assets for the first quarter of 2006 were retained by ONEOK. In our Consolidated Statements of Cash Flows, we reported cash flow retained by ONEOK of $177.0 million, which represents the cash flows generated from these companies while they were owned by ONEOK.

Prior to the acquisition, the ONEOK Energy Assets were included in the consolidated state and federal income tax returns of ONEOK and, accordingly, current taxes payable were allocated to the ONEOK Energy Assets based on ONEOK’s effective tax rate. Income tax liabilities and provisions for income tax expense for the ONEOK Energy Assets were calculated on a stand-alone basis. Our Consolidated Statements of Income for the six months ended June 30, 2006, includes income tax expense recorded for the ONEOK Energy Assets of $22.2 million for the first quarter of 2006. In conjunction with the ONEOK Transactions, all income tax liabilities of the ONEOK Energy Assets at the time of the ONEOK Transactions were retained by ONEOK.

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

At a special meeting of the holders of our common units held March 29, 2007, the unitholders approved a proposal to permit the conversion of all or a portion of the Class B limited partner units issued in the ONEOK Transactions into common units at the option of the Class B unitholder. The March 29, 2007, special meeting was adjourned to May 10, 2007, to allow unitholders additional time to vote on a proposal to approve amendments to our Partnership Agreement which, had the amendments been approved, would have granted voting rights for units held by our general partner and its affiliates if a vote was held to remove our general partner and would have required fair market value compensation for the general partner interest if the general partner was removed. While a majority of our common unitholders voted in favor of the proposed amendments to our Partnership Agreement at the reconvened meeting of our common unitholders held May 10, 2007, the proposed amendments were not approved by the required two-thirds affirmative vote of our outstanding units, excluding the common units and Class B limited partner units held by ONEOK and its affiliates. As a result, effective April 7, 2007, the Class B limited partner units are entitled to receive increased quarterly distributions equal to 110 percent of the distributions paid with respect to our common units.

On June 21, 2007, ONEOK, as the sole holder of our Class B limited partner units, waived its right to receive the increased quarterly distributions on the Class B units for the period of April 7, 2007, through December 31, 2007, and continuing thereafter until ONEOK gives us no less than 90 days advance notice that it has withdrawn its waiver. Any such withdrawal of the waiver will be effective with respect to any distribution on the Class B units declared or paid on or after the 90 days following delivery of the notice.

In addition, since the proposed amendments to our Partnership Agreement were not approved by our common unitholders, if our common unitholders vote at any time to remove ONEOK or its affiliates as our general partner, quarterly distributions payable on Class B limited partner units would increase to 123.5 percent of the distributions payable with respect to the common units, and distributions payable upon liquidation of the Class B limited partner units would increase to 125 percent of the distributions payable with respect to the common units.

Disposition of 20 Percent Partnership Interest in Northern Border Pipeline - In April 2006, we completed the sale of a 20 percent partnership interest in Northern Border Pipeline to TC PipeLines for approximately $297 million to help finance the acquisition of the ONEOK Energy Assets. We recorded a gain on the sale of approximately $113.9 million in the second quarter of 2006. We and TC PipeLines each now own a 50 percent interest in Northern Border Pipeline, and an affiliate of TransCanada became the operator of the pipeline in April 2007. Under Statement 94, “Consolidation of All Majority Owned Subsidiaries,” a majority-owned subsidiary is not consolidated if control is likely to be temporary or if it does not rest with the majority owner. Neither we nor TC PipeLines has control of Northern Border Pipeline, as control is shared equally through Northern Border Pipeline’s Management Committee. Our interest in Northern Border Pipeline has been accounted for as an investment under the equity method applied on a retroactive basis to January 1, 2006.

Acquisition of Guardian Pipeline Interests - In April 2006, we acquired the 66-2/3 percent interest in Guardian Pipeline not previously owned by us for approximately $77 million, increasing our ownership to 100 percent. We used borrowings from our credit facility to fund the acquisition of the additional interest in Guardian Pipeline. Following the completion of the transaction, we consolidated Guardian Pipeline in our consolidated financial statements. This change was accounted for on a retroactive basis to January 1, 2006.

C.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We utilize financial instruments to reduce our market risk exposure to interest rate and commodity price fluctuations, and to achieve more predictable cash flows. We follow established policies and procedures to assess risk and approve, monitor and report our financial instrument activities. We do not use these instruments for trading purposes.

Cash Flow Hedges - Our Gathering and Processing segment periodically enters into commodity derivative contracts and fixed-price physical contracts. Our Gathering and Processing segment primarily utilizes NYMEX-based futures, collars and over-the-counter swaps, which are designated as cash flow hedges, to hedge its exposure to volatility in the gross processing spread and the price of natural gas, NGLs and condensate. At June 30, 2007, the accompanying Consolidated Balance Sheet reflected an unrealized loss of $8.2 million in accumulated other comprehensive loss, with a corresponding offset in derivative financial instrument assets and liabilities, all of which will be recognized over the next nine months. Net gains and losses related to the ineffective portion of our hedges are reclassified out of accumulated other comprehensive income (loss) to operating revenues in the period the ineffectiveness occurs. Ineffectiveness related to these cash flow hedges was not material for the three and six months ended June 30, 2007. Ineffectiveness related to these cash flow hedges resulted in a gain of approximately $1.7 million and $3.8 million for the three and six months ended June 30, 2006, respectively. There were no material gains or losses during the three and six months ended June 30, 2007 and 2006, due to the discontinuance of cash flow hedge treatment.

Fair Value Hedges - In prior years, we terminated various interest-rate swap agreements. The net savings from the termination of these swaps is being recognized in interest expense over the terms of the debt instruments originally hedged. Net interest expense savings for the six months ended June 30, 2007, for all terminated swaps were $1.8 million, and the remaining net savings for all terminated swaps will be recognized over the following periods.

(Millions of dollars)
Remainder of 2007	$1.8
2008	3.7
2009	3.7
2010	3.7
2011	0.9
Thereafter	-

Currently, the interest on $150 million of fixed-rate debt is swapped to floating using interest-rate swaps. The floating rate is based on six-month LIBOR. Based on the actual performance through June 30, 2007, the weighted average interest rate on the swapped debt increased from 7.10 percent to 7.53 percent. At June 30, 2007, we recorded a net liability of $5.0 million to recognize the interest-rate swaps at fair value. Long-term debt was decreased by $5.0 million to recognize the change in the fair value of the related hedged liability.

D.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

Carrying Amounts - The amount of goodwill recorded on our Consolidated Balance Sheets as of June 30, 2007, and December 31, 2006, was $394.6 million.

Equity Method Goodwill - For the investments we account for under the equity method, the premium or excess cost over underlying fair value of net assets is referred to as equity method goodwill. Investment in unconsolidated affiliates on our accompanying Consolidated Balance Sheets includes equity method goodwill of $185.6 million as of June 30, 2007, and December 31, 2006.

Intangible Assets

Our intangible assets primarily relate to contracts acquired through the acquisition of the natural gas liquids businesses from ONEOK and are being amortized over an aggregate weighted-average period of 40 years. The aggregate amortization expense for each of the next five years is estimated to be approximately $7.7 million. Amortization expense for intangible assets for the three- and six-month periods ended June 30, 2007, was $1.9 million and $3.8 million, respectively.

The following tables reflect the gross carrying amount and accumulated amortization of intangible assets for the periods presented.

	June 30, 2007
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(Thousands of dollars)
Natural Gas Liquids	$292,000	$(14,599)	$277,401
Pipelines and Storage	14,650	(733)	13,917
Intangible Assets	$306,650	$(15,332)	$291,318

	December 31, 2006
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(Thousands of dollars)
Natural Gas Liquids	$292,000	$(10,949)	$281,051
Pipelines and Storage	14,650	(550)	14,100
Intangible Assets	$306,650	$(11,499)	$295,151

E.	CREDIT FACILITIES

General - On March 30, 2007, we amended and restated our five-year revolving credit facility agreement (2007 Partnership Credit Agreement), with several banks and other financial institutions and lenders in the following principal ways: (i) revised the pricing, (ii) extended the maturity by one year to March 2012, (iii) eliminated the interest coverage ratio covenant, (iv) increased the permitted ratio of indebtedness to EBITDA to 5 to 1 (from 4.75 to 1), (v) increased the swingline sub-facility commitments from $15 million to $50 million and (vi) changed the permitted amount of subsidiary indebtedness from $35 million to 10 percent of our consolidated indebtedness.

In July 2007, we exercised the accordion feature of our 2007 Partnership Credit Agreement to increase the commitment amounts by $250 million to a total of $1.0 billion.

Except as discussed above, our 2007 Partnership Credit Agreement and Guardian Pipeline’s revolving note agreement contain typical covenants as discussed in Note E of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006. At June 30, 2007, we were in compliance with all covenants.

At June 30, 2007, we had $10 million in letters of credit issued and $105 million in borrowings outstanding under our 2007 Partnership Credit Agreement. At June 30, 2007, Guardian Pipeline had no borrowings outstanding under its $10 million revolving note agreement, which terminates in November 2007.

F.	SEGMENTS

Segment Descriptions - We have divided our operations into four reportable segments as follows: (1) our Gathering and Processing segment, which primarily gathers and processes raw natural gas; (2) our Natural Gas Liquids segment, which primarily gathers, treats and fractionates raw NGLs and stores and markets purity NGL products; (3) our Pipelines and Storage segment, which primarily operates regulated intrastate natural gas transmission pipelines, natural gas storage facilities and regulated natural gas liquids gathering and distribution pipelines; and (4) our Interstate Natural Gas Pipelines segment, which primarily operates our interstate natural gas transmission pipelines that are regulated by the FERC. Certain assets of our Pipelines and Storage segment are regulated by the FERC, the Oklahoma Corporation Commission, the Kansas Corporation Commission and the Texas Railroad Commission.

Accounting Policies - The accounting policies of the segments are the same as those described in Note A and Note M of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006. Intersegment and affiliate sales are recorded on the same basis as sales to unaffiliated customers. Our Gathering and Processing segment sells natural gas to ONEOK and its subsidiaries. A significant portion of our Pipelines and Storage segment’s revenues are from ONEOK and its subsidiaries, which utilize both transportation and storage services. Our Interstate Natural Gas Pipelines segment provides transportation services to ONEOK and its subsidiaries. Corporate overhead costs relating to a reportable segment have been allocated for the purpose of calculating operating income. Our equity method investments do not represent operating segments.

Customers - We had no single external customer from which we received 10 percent or more of our consolidated gross revenues.

Operating Segment Information - The following tables set forth certain operating segment financial data for the periods indicated.

Three Months Ended June 30, 2007	Gathering and Processing	Natural Gas Liquids	Pipelines and Storage (a)	Interstate Natural Gas Pipelines (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$107,633	$1,057,817	$18,781	$21,348	$4	$1,205,583
Sales to affiliated customers	140,692	-	24,018	84	-	164,794
Intersegment sales	114,432	9,818	19,031	13	(143,294)	-
Operating revenue	$362,757	$1,067,635	$61,830	$21,445	$(143,290)	$1,370,377
Gain (loss) on sale of assets	$(384)	$3	$2	$-	$-	$(379)
Operating income	$46,274	$31,788	$25,706	$7,782	$(3,992)	$107,558
Equity earnings from investments	$7,730	$414	$103	$10,511	$-	$18,758
EBITDA	$65,109	$37,799	$33,552	$21,617	$(1,543)	$156,534
Capital expenditures	$23,082	$15,067	$67,668	$23,764	$-	$129,581

(a)	-	Our Pipelines and Storage segment has regulated and non-regulated operations. Our Pipelines and Storage segment’s regulated operations had revenues of $48.3 million and operating income of $17.7 million for the three months ended June 30, 2007.
(b)	-	All of our Interstate Natural Gas Pipelines segment’s operations are regulated.

Three Months Ended June 30, 2006	Gathering and Processing	Natural Gas Liquids	Pipelines and Storage (a)	Interstate Natural Gas Pipelines (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$172,831	$881,525	$17,626	$23,229	$(33,426)	$1,061,785
Sales to affiliated customers	72,813	-	24,752	-	-	97,565
Intersegment sales	102,230	-	16,893	-	(119,123)	-
Operating revenue	$347,874	$881,525	$59,271	$23,229	$(152,549)	$1,159,350
Gain on sale of assets	$59	$5	$1	$113,877	$119	$114,061
Operating income	$46,338	$29,237	$25,001	$125,109	$(12,906)	$212,779
Equity earnings from investments	$5,277	$316	$25	$12,703	$-	$18,321
EBITDA	$64,408	$35,086	$32,452	$141,438	$(5,483)	$267,901
Capital expenditures	$14,581	$5,023	$11,914	$3,783	$498	$35,799

(a)	-	Our Pipelines and Storage segment has regulated and non-regulated operations. Our Pipelines and Storage segment’s regulated operations had revenues of $46.7 million and operating income of $18.7 million for the three months ended June 30, 2006.
(b)	-	All of our Interstate Natural Gas Pipelines segment’s operations are regulated.

Six Months Ended June 30, 2007	Gathering and Processing	Natural Gas Liquids	Pipelines and Storage (a)	Interstate Natural Gas Pipelines (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$211,208	$1,915,780	$38,898	$44,818	$15	$2,210,719
Sales to affiliated customers	271,119	-	49,816	195	-	321,130
Intersegment sales	203,311	12,787	37,004	13	(253,115)	-
Operating revenue	$685,638	$1,928,567	$125,718	$45,026	$(253,100)	$2,531,849
Gain on sale of assets	$1,813	$4	$7	$-	$-	$1,824
Operating income	$76,726	$63,786	$53,769	$20,716	$(3,063)	$211,934
Equity earnings from investments	$13,338	$693	$231	$28,551	$-	$42,813
EBITDA	$112,534	$75,449	$69,723	$55,907	$114	$313,727
Investment in Unconsolidated Affiliates	$298,768	$9,763	$7,907	$425,413	$-	$741,851
Total assets	$1,704,940	$1,669,178	$1,239,250	$644,823	$(123,746)	$5,134,445
Capital expenditures	$38,833	$22,534	$101,357	$39,714	$6	$202,444

(a)	-	Our Pipelines and Storage segment has regulated and non-regulated operations. Our Pipelines and Storage segment’s regulated operations had revenues of $100.8 million and operating income of $38.8 million for the six months ended June 30, 2007.
(b)	-	All of our Interstate Natural Gas Pipelines segment’s operations are regulated.

Six Months Ended June 30, 2006	Gathering and Processing	Natural Gas Liquids	Pipelines and Storage (a)	Interstate Natural Gas Pipelines (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$376,421	$1,693,149	$36,055	$48,783	$(73,720)	$2,080,688
Sales to affiliated customers	195,316	-	53,176	-	-	248,492
Intersegment sales	176,878	7,799	32,952	-	(217,629)	-
Operating revenue	$748,615	$1,700,948	$122,183	$48,783	$(291,349)	$2,329,180
Gain on sale of assets	$365	$11	$994	$113,877	$119	$115,366
Operating income	$93,190	$46,362	$53,742	$138,176	$(18,517)	$312,953
Equity earnings from investments	$10,699	$144	$269	$38,850	$-	$49,962
EBITDA	$127,523	$57,473	$69,342	$184,448	$(10,792)	$427,994
Investment in Unconsolidated Affiliates	$291,372	$9,394	$8,448	$446,839	$-	$756,053
Total assets	$1,514,835	$1,585,253	$1,056,271	$603,759	$183,250	$4,943,368
Capital expenditures	$22,398	$7,977	$15,490	$6,905	$805	$53,575

(a)	-	Our Pipelines and Storage segment has regulated and non-regulated operations. Our Pipelines and Storage segment’s regulated operations had revenues of $97.9 million and operating income of $39.9 million for the six months ended June 30, 2006.
(b)	-	All of our Interstate Natural Gas Pipelines segment’s operations are regulated.

We evaluate our performance based on EBITDA, which we define as earnings before interest, income taxes, depreciation and amortization less the cost of the equity component of AFUDC (Equity AFUDC). Management uses EBITDA to compare the financial performance of its segments and to internally manage those business segments. Management believes that EBITDA provides useful information to investors as a measure of comparison with peer companies. EBITDA should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP. EBITDA calculations may vary from company to company, so our computation of EBITDA may not be comparable with a similarly titled measure of another company.

The following tables set forth the reconciliation of net income to EBITDA by operating segment for the periods indicated.

Three Months Ended June 30, 2007	Gathering and Processing	Natural Gas Liquids	Pipelines and Storage	Interstate Natural Gas Pipelines	Other and Eliminations	Total
	(Thousands of dollars)
Net income	$56,740	$34,056	$27,823	$16,522	$(40,522)	$94,619
Minority interests	-	-	92	-	-	92
Interest expense	(2,776)	(2,011)	(1,201)	1,601	37,890	33,503
Depreciation and amortization	11,145	5,754	7,786	3,342	(14)	28,013
Income taxes	-	-	37	824	1,103	1,964
Equity AFUDC	-	-	(985)	(672)	-	(1,657)
EBITDA	$65,109	$37,799	$33,552	$21,617	$(1,543)	$156,534

Three Months Ended June 30, 2006	Gathering and Processing	Natural Gas Liquids	Pipelines and Storage	Interstate Natural Gas Pipelines	Other and Eliminations	Total
	(Thousands of dollars)
Net income	$53,900	$29,552	$23,345	$132,855	$(43,453)	$196,199
Minority interests	-	-	134	385	-	519
Interest expense	1	-	107	3,199	27,480	30,787
Depreciation and amortization	10,501	5,368	7,559	3,613	12,241	39,282
Income taxes	6	166	1,307	1,556	(1,751)	1,284
Equity AFUDC	-	-	-	(170)	-	(170)
EBITDA	$64,408	$35,086	$32,452	$141,438	$(5,483)	$267,901

Six Months Ended June 30, 2007	Gathering and Processing	Natural Gas Liquids	Pipelines and Storage	Interstate Natural Gas Pipelines	Other and Eliminations	Total
	(Thousands of dollars)
Net income	$95,201	$67,643	$58,933	$44,150	$(75,552)	$190,375
Minority interests	-	-	177	-	-	177
Interest expense	(4,934)	(3,280)	(3,134)	3,319	73,832	65,803
Depreciation and amortization	22,267	11,086	15,563	6,597	13	55,526
Income taxes	-	-	74	2,946	1,821	4,841
Equity AFUDC	-	-	(1,890)	(1,105)	-	(2,995)
EBITDA	$112,534	$75,449	$69,723	$55,907	$114	$313,727

Six Months Ended June 30, 2006	Gathering and Processing	Natural Gas Liquids	Pipelines and Storage	Interstate Natural Gas Pipelines	Other and Eliminations	Total
	(Thousands of dollars)
Net income	$91,065	$34,588	$36,474	$164,829	$(60,253)	$266,703
Minority interests	-	-	272	1,866	-	2,138
Interest expense	4,590	8,866	7,887	6,942	38,936	67,221
Depreciation and amortization	21,068	10,767	15,142	7,362	12,413	66,752
Income taxes	10,800	3,252	9,567	3,747	(1,888)	25,478
Equity AFUDC	-	-	-	(298)	-	(298)
EBITDA	$127,523	$57,473	$69,342	$184,448	$(10,792)	$427,994

G.	UNCONSOLIDATED AFFILIATES

Equity Earnings from Investments - The following table sets forth our equity earnings from investments for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Thousands of dollars)
Northern Border Pipeline	$10,511	$12,703	$28,551	$38,850
Bighorn Gas Gathering, L.L.C.	2,009	1,788	3,700	3,821
Fort Union Gas Gathering	2,567	2,330	5,155	4,278
Venice Energy Services Company, L.L.C. (a)	2,850	-	2,850	-
Lost Creek Gathering Company, L.L.C.	304	1,159	1,633	2,600
Other	517	341	924	413
Equity earnings from investments	$18,758	$18,321	$42,813	$49,962

(a) - Venice Energy Services Company, L.L.C. is a cost method investment.

Unconsolidated Affiliates Financial Information - Summarized combined financial information of our unconsolidated affiliates is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Thousands of dollars)
Income Statement
Operating revenue	$88,619	$90,613	$188,887	$188,499
Operating expenses	43,561	40,427	82,705	77,028
Net income	33,747	38,765	83,483	88,906

Distributions paid to us	$30,611	$29,111	$57,066	$69,819

H.	NET INCOME PER UNIT

Net income per unit is computed by dividing net income, after deducting the general partner’s allocation, by the weighted average number of outstanding limited partner units. The general partner owns a 2 percent interest in us and also owns incentive distribution rights that provide for an increasing proportion of cash distributions from the partnership as the distributions made to limited partners increase above specified levels. For purposes of our calculation of net income per unit, net income is generally allocated to the general partner as follows: (1) an amount based upon the 2 percent general partner interest in net income; and (2) the amount of the general partner’s incentive distribution rights based on the total cash distributions declared during the period. The amount of incentive distribution allocated to our general partner totaled $12.1 million and $23.5 million for the three and six months ended June 30, 2007, respectively. The $25.7 million distribution paid to our general partner shown on the accompanying Consolidated Statement of Changes in Partners’ Equity and Comprehensive Income included $22.0 million in incentive distributions paid to our general partner during the first six months of 2007. Gains resulting from interim capital transactions, as defined in our Partnership Agreement, are generally not subject to distribution; however, the Partnership Agreement provides that if such distributions were made, the incentive distribution rights would not apply. Accordingly, the gain (loss) on sale of assets for the three and six months ended June 30, 2007 and 2006 had no impact on the incentive distribution rights.

As discussed in Note B, we completed the ONEOK Transactions during the second quarter of 2006; however, for accounting purposes, the transactions were accounted for retroactive to January 1, 2006. Net income from the ONEOK Energy Assets prior to the April 2006 acquisition was approximately $35.8 million and has been reflected in our year-to-date earnings for 2006. For purposes of our calculation of income per unit for the six months ended June 30, 2006, these pre-acquisition earnings were allocated to the general partner as they retained the related cash flow for that period.

On April 17, 2007, we declared a cash distribution of $0.99 per unit ($3.96 per unit on an annualized basis) for the first quarter of 2007. The distribution was paid on May 14, 2007, to unitholders of record as of April 30, 2007. On July 17, 2007, we declared a cash distribution of $1.00 per unit ($4.00 per unit on an annualized basis) for the second quarter of 2007. The distribution will be paid on August 14, 2007, to unitholders of record as of July 31, 2007.

I.	RELATED-PARTY TRANSACTIONS

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

As part of the ONEOK Transactions, we acquired certain contractual rights to the Bushton Plant that is leased by OBPI. Our Processing and Services Agreement with ONEOK and OBPI sets out the terms by which OBPI provides services at the Bushton Plant through 2012. We have contracted for all of the capacity of the Bushton Plant from OBPI. In exchange, we pay OBPI for all direct costs and expenses of the Bushton Plant, including reimbursement of a portion of OBPI’s obligations under equipment leases covering the Bushton Plant. Volumes available for processing at this straddle plant have declined due to contract terminations and natural field declines, which made it more efficient to process the remaining natural gas at other facilities. On January 1, 2007, the Bushton Plant was temporarily idled. New facilities are being added to the Bushton Plant. The Bushton Plant will resume operations once these facilities are complete and Overland Pass Pipeline begins operating.

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

The following table sets forth the transactions with related parties for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Thousands of dollars)
Revenues	$164,794	$97,565	$321,130	$248,492

Expenses
Administrative and general expenses	$34,795	$44,419	$74,598	$74,271
Interest expense	—	—	—	21,281
Total expenses	$34,795	$44,419	$74,598	$95,552

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2006. Due to the seasonal nature of our business, the results of operations for the three and six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for a 12-month period.

EXECUTIVE SUMMARY

The following discussion highlights some of our achievements and significant issues affecting us for the periods presented. Please refer to the Financial and Operating Results section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements for a complete explanation of the following items.

In July 2007, we declared an increase in our cash distribution to $1.00 per unit ($4.00 per unit on an annualized basis), an increase of approximately five percent over the $0.95 declared in July 2006.

Net income per unit decreased to $0.97 for the three months ended June 30, 2007, compared with $2.22 in 2006. For the six-month period, net income per unit decreased to $1.97 from $3.33 for the same period last year. The decreases in net income per unit are primarily due to the gain on sale of a 20 percent partnership interest in Northern Border Pipeline in the second quarter of 2006. Excluding the gain (loss) on sale of assets, operating income increased to $107.9 million for the three-month period compared with $98.7 million for the same period last year and to $210.1 million for the six month-period compared with $197.6 million for the same period last year. Our Natural Gas Liquids segment benefited from higher product price spreads; higher isomerization price spreads; and increased natural gasoline sales used in the production of ethanol fuel. This increase was partially offset by decreased net margin in our Gathering and Processing segment, primarily due to lower volumes processed associated with the anticipated contract terminations at certain processing facilities.

SIGNIFICANT ACQUISITIONS AND DIVESTITURES

Acquisition of NGL Pipeline - In July 2007, we announced our agreement to acquire an interstate natural gas liquids and refined petroleum products pipeline system and related assets from a subsidiary of Kinder Morgan Energy Partners, L.P. for approximately $300 million. The system extends from Bushton and Conway, Kansas, to Chicago, Illinois, and transports, stores and delivers a full range of NGL and refined products. The FERC-regulated system spans more than 1,600 miles and has a capacity to transport up to 125,000 Bbl/d. The transaction includes approximately 950,000 Bbl of storage capacity, eight NGL terminals and 50 percent ownership of the Heartland Pipeline Company (Heartland). ConocoPhillips owns the other 50 percent of Heartland and is the managing partner of the Heartland joint venture, which consists primarily of three refined products terminals and connecting pipelines. In addition, ConocoPhillips has a right of first refusal to purchase the 50 percent ownership interest in Heartland that we are seeking to acquire. We expect to close the transaction, subject to regulatory approval, in the third quarter of 2007. Financing for this transaction will come from available cash and short-term credit facilities. These assets will be included in our Pipelines and Storage segment.

ONEOK Transactions - In April 2006, we completed the acquisition and consolidated certain companies comprising ONEOK’s former gathering and processing, natural gas liquids, and pipelines and storage segments (collectively, the ONEOK Energy Assets) in a series of transactions, (collectively the ONEOK Transactions). This acquisition is accounted for in our Gathering and Processing, Natural Gas Liquids, and Pipelines and Storage segments.

Acquisition of ONEOK Energy Assets - We acquired the ONEOK Energy Assets for approximately $3 billion, including $1.35 billion in cash, before adjustments, and approximately 36.5 million Class B limited partner units. The Class B limited partner units and the related general partner interest contribution were valued at approximately $1.65 billion. ONEOK now owns approximately 37.0 million of our limited partner units which, when combined with its general partner interest, increased its total interest in us to approximately 45.7 percent. We used $1.05 billion drawn under our $1.1 billion, 364-day credit agreement (the Bridge Facility), coupled with the proceeds from the sale of a 20 percent partnership interest in Northern Border Pipeline, to finance the cash portion of the transaction. The assets were recorded at historical cost rather than at fair value since these transactions were between affiliates under common control. These assets and their related operations are included in our consolidated financial statements retroactive to January 1, 2006.

Equity Issuance - In connection with the ONEOK Transactions, we amended our Partnership Agreement to provide for the issuance of Class B limited partner units and issued approximately 36.5 million Class B limited partner units to ONEOK. The Class B limited partner units were issued on April 6, 2006. For more information regarding the Class B units, refer to discussion of the ONEOK Transactions in Note B of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Purchase and Sale of General Partner Interest - In April 2006, ONEOK acquired ONEOK NB, formerly known as Northwest Border Pipeline Company, an affiliate of TransCanada that held a 0.35 percent general partner interest in us. As a result, ONEOK now owns our entire 2 percent general partner interest and controls us.

Disposition of 20 Percent Partnership Interest in Northern Border Pipeline - In April 2006, we completed the sale of a 20 percent partnership interest in Northern Border Pipeline to TC PipeLines for approximately $297 million to help finance the acquisition of the ONEOK Energy Assets. We recorded a gain on the sale of approximately $113.9 million in the second quarter of 2006. We and TC PipeLines each now own a 50 percent interest in Northern Border Pipeline and an affiliate of TransCanada became the operator of the pipeline in April 2007. Effective January 1, 2006, our interest in Northern Border Pipeline is accounted for as an investment under the equity method in our Interstate Natural Gas Pipelines segment.

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

CAPITAL PROJECTS

Overland Pass Pipeline Company - In May 2006, we entered into an agreement with a subsidiary of The Williams Companies, Inc. (Williams) to form a joint venture called Overland Pass Pipeline Company. Overland Pass Pipeline Company will build a 760-mile natural gas liquids pipeline from Opal, Wyoming, to the Mid-Continent natural gas liquids market center in Conway, Kansas. The pipeline will be initially designed to transport approximately 110,000 Bbl/d of NGLs, which can be increased to approximately 150,000 Bbl/d with additional pump facilities. As the 99 percent owner of the joint venture, we will manage the construction project, advance all costs associated with construction and operate the pipeline. Within two years of the pipeline becoming operational, Williams will have the option to increase its ownership up to 50 percent by reimbursing us for its proportionate share of all construction costs. If Williams exercises its option to increase its ownership to the full 50 percent, Williams would have the option to become operator. This project requires the approval of various state and federal regulatory authorities. Assuming Overland Pass Pipeline Company obtains the required regulatory approvals as scheduled, we currently expect construction of the pipeline to begin in the fall of 2007, with start up scheduled for early 2008.

As part of a long-term agreement, Williams dedicated its NGL production from two of its natural gas processing plants in Wyoming to the joint-venture company. We will provide downstream fractionation, storage and transportation services to Williams. The pipeline project is currently estimated to cost approximately $433 million, excluding AFUDC. During 2006, we paid $11.6 million to Williams for acquisition of our interest in the joint venture and for reimbursement of initial capital expenditures. In addition, we are investing approximately $216 million, excluding AFUDC, to expand our existing fractionation capabilities and the capacity of our natural gas liquids distribution pipelines. Financing for the projects may include a combination of short- or long-term debt or equity. Overland Pass Pipeline Company is included in our Pipelines and Storage segment while the associated expansions are included in our Natural Gas Liquids segment and Pipelines and Storage segment.

Piceance Lateral Pipeline - In March 2007, we announced that Overland Pass Pipeline Company plans to construct a 150-mile lateral pipeline to transport as much as 100,000 Bbl/d of NGLs from the Piceance Basin in Colorado to the Overland Pass Pipeline. Williams announced that it intends to construct a new natural gas processing plant in the Piceance Basin and will dedicate its NGL production from that plant and an existing plant to be delivered into the lateral pipeline. This project requires the approval of various state and federal regulatory authorities. Assuming we obtain the required regulatory approvals, we currently expect construction of this lateral pipeline to begin in the summer of 2008 and be completed in early 2009, at a current cost estimate of approximately $120 million, excluding AFUDC. This project is in our Pipelines and Storage segment.

Arbuckle Pipeline Natural Gas Liquids Pipeline Project - In March 2007, we announced plans to build the 440-mile Arbuckle Pipeline, a natural gas liquids pipeline from southern Oklahoma through northern Texas and continuing on to the Texas Gulf Coast, at a cost of $260 million, excluding AFUDC. The Arbuckle Pipeline will have the capacity to transport 160,000 Bbl/d of raw natural gas liquids and will interconnect with our existing Mid-Continent infrastructure and our fractionation facility in Mont Belvieu, Texas, and other Gulf Coast-area fractionators. The expansion project is expected to be complete by early 2009. This project is in our Pipelines and Storage segment.

Williston Basin Gas Processing Plant Expansion - In March 2007, we announced the expansion of our Grasslands natural gas processing facility in North Dakota at a cost of $30 million, excluding AFUDC. The Grasslands facility is our largest natural gas processing plant in the Williston Basin. The expansion will increase processing capacity to approximately 100 MMcf/d from its current capacity of 63 MMcf/d as well as increasing fractionation capacity to approximately 10,000 Bbl/d from 7,700 Bbl/d. The expansion project is expected to come on line in phases starting in late summer of 2007 through the first quarter of 2008. This project is in our Gathering and Processing segment.

Fort Union Gas Gathering Expansion Project - In January 2007, our Crestone Powder River, L.L.C. subsidiary announced that Fort Union Gas Gathering will double its existing gathering pipeline capacity by adding 148 miles of new gathering lines and 649 MMcf/d of additional capacity in the Powder River basin. The expansion is expected to cost approximately $110 million, excluding AFUDC, which will be financed within the Fort Union Gas Gathering partnership and will occur in two phases, with 240 MMcf/d expected to be in service by the fourth quarter of 2007 and 409 MMcf/d by the first quarter of 2008. The additional capacity has been fully subscribed for 10 years beginning with the in-service date of the expansion. Crestone Powder River, L.L.C. owns approximately 37 percent of Fort Union Gas Gathering. This project is in our Gathering and Processing segment and is accounted for under the equity method of accounting.

Guardian Pipeline Expansion and Extension Project - In October 2006, Guardian Pipeline filed its application for a certificate of public convenience and necessity with the FERC for authorization to construct and operate approximately 110 miles of new mainline pipe, two compressor stations, seven meter stations and other associated facilities. The pipeline expansion will extend Guardian Pipeline from the Milwaukee, Wisconsin, area to the Green Bay, Wisconsin, area. The project is supported by long-term shipper commitments. The cost of the project is estimated to be $250 million, excluding AFUDC, with a targeted in-service date of November 2008. This project is in our Interstate Natural Gas Pipelines segment.

Midwestern Gas Transmission Eastern Extension Project - In March 2006, Midwestern Gas Transmission accepted the certificate of public convenience and necessity issued by the FERC for its Eastern Extension Project. An organization that is opposed to, and includes landowners affected by, the project filed a request for rehearing and for a stay of the March 2006 Order. In August 2006, the FERC denied those requests. In July 2007, we received FERC authorization to construct, which is a notice to proceed. Construction has begun and the pipeline extension is anticipated to be in service in the fourth quarter of 2007. The Eastern Extension Project will add 31 miles of pipeline with 120 MDth/d (approximately 120 MMcf/d) of transportation capacity with total capital expenditures estimated to be $41 million, excluding AFUDC. This project is in our Interstate Natural Gas Pipelines segment.

IMPACT OF NEW ACCOUNTING STANDARDS

Information about the impact of Statement 157, “Fair Value Measurements,” Statement 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” and FIN 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” is included in Note A of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Information about our critical accounting estimates is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates,” in our Annual Report on Form 10-K for the year ended December 31, 2006.

FINANCIAL AND OPERATING RESULTS

Consolidated Operations

Selected Financial Information - The following table sets forth certain selected consolidated financial information for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Results	2007	2006	2007	2006
	(Thousands of dollars)
Operating revenue	$1,370,377	$1,159,350	$2,531,849	$2,329,180
Cost of sales and fuel	1,153,997	947,584	2,110,322	1,915,719
Net margin	216,380	211,766	421,527	413,461
Operating costs	80,430	73,766	155,891	149,122
Depreciation and amortization	28,013	39,282	55,526	66,752
Gain (loss) on sale of assets	(379)	114,061	1,824	115,366
Operating income	$107,558	$212,779	$211,934	$312,953

Equity earnings from investments	$18,758	$18,321	$42,813	$49,962
Interest expense	$33,503	$30,787	$65,803	$67,221
Minority interests in income of consolidated subsidiaries	$92	$519	$177	$2,138

Operating Results - Net margin increased for the three and six months ended June 30, 2007, primarily due to our Natural Gas Liquids segment, which benefited from higher product price spreads; higher isomerization price spreads; and increased natural gasoline sales used in the production of ethanol fuel. This increase was partially offset by decreased net margin in our Gathering and Processing segment, primarily due to lower volumes processed associated with the anticipated contract terminations at certain processing facilities.

Operating costs increased for the three and six months ended June 30, 2007, primarily due to higher employee-related costs.

Depreciation and amortization decreased for the three and six months ended June 30, 2007, primarily due to a goodwill and asset impairment charge of $11.8 million recorded in the second quarter of 2006 related to Black Mesa Pipeline, Inc., which is included in our Other segment.

Gain (loss) on sale of assets decreased for the three and six months ended June 30, 2007, primarily due to the $113.9 million gain on sale of a 20 percent partnership interest in Northern Border Pipeline recorded at second quarter of 2006 in our Interstate Natural Gas Pipelines segment.

Equity earnings from investments for the three and six months ended June 30, 2007 and 2006, primarily include earnings from our interest in Northern Border Pipeline. The decrease in equity earnings from investments for the six-month period is primarily due to the decrease in our share of Northern Border Pipeline’s earnings from 70 percent in the first quarter of 2006 to 50 percent beginning in the second quarter of 2006. See page 21 for discussion of the disposition of the 20 percent partnership interest in Northern Border Pipeline.

Minority interest in income of consolidated subsidiaries decreased for the six months ended June 30, 2007, compared with the same period in 2006, primarily due to Guardian Pipeline. Minority interest in income of consolidated subsidiaries for the six months ended June 30, 2006, included the 66-2/3 percent interest in Guardian Pipeline that we did not own until April 2006. We owned 100 percent of Guardian Pipeline beginning in April 2006, resulting in no minority interest in income of consolidated subsidiaries related to Guardian Pipeline for the six months ended June 30, 2007.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Results	2007	2006	2007	2006
	(Thousands of dollars)
Natural gas liquids and condensate sales	$156,378	$163,117	$286,454	$312,734
Gas sales	169,684	152,746	328,384	374,288
Gathering, compression, dehydration and processing fees and other revenue	36,695	32,011	70,800	61,593
Cost of sales and fuel	274,353	257,960	523,867	570,085
Net margin	88,404	89,914	161,771	178,530
Operating costs	30,601	33,134	64,591	64,637
Depreciation and amortization	11,145	10,501	22,267	21,068
Gain (loss) on sale of assets	(384)	59	1,813	365
Operating income	$46,274	$46,338	$76,726	$93,190

Equity earnings from investments	$7,730	$5,277	$13,338	$10,699

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Information	2007	2006	2007	2006
Total gas gathered (BBtu/d)	1,188	1,142	1,178	1,149
Total gas processed (BBtu/d)	619	993	614	958
Natural gas liquids sales (MBbl/d)	38	41	37	41
Natural gas liquids produced (MBbl/d)	40	53	39	52
Natural gas sales (BBtu/d)	273	288	271	298
Capital expenditures (Thousands of dollars)	$23,082	$14,581	$38,833	$22,398
Realized composite NGL sales price ($/gallon)	$0.99	$0.96	$0.91	$0.91
Realized condensate sales price ($/Bbl)	$59.79	$59.83	$58.06	$58.65
Realized natural gas sales price ($/MMBtu)	$6.83	$5.81	$6.71	$6.88
Realized gross processing spread ($/MMBtu)	$4.55	$6.11	$4.08	$4.70

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Percent of proceeds
Wellhead purchases (MMBtu/d)	86,281	124,676	91,325	125,907
NGL sales (Bbl/d)	6,113	7,346	6,044	7,131
Residue sales (MMBtu/d)	30,441	29,675	30,406	28,905
Condensate sales (Bbl/d)	740	1,125	711	1,115
Percentage of total net margin	57%	55%	57%	61%
Fee-based
Wellhead volumes (MMBtu/d)	1,188,139	1,142,586	1,178,325	1,149,272
Average rate ($/MMBtu)	$0.25	$0.23	$0.25	$0.22
Percentage of total net margin	32%	26%	33%	25%
Keep-whole
NGL shrink (MMBtu/d)	23,837	34,709	24,351	36,974
Plant fuel (MMBtu/d)	2,788	4,813	2,924	4,861
Condensate shrink (MMBtu/d)	2,223	3,203	2,546	3,234
Condensate sales (Bbl/d)	450	658	515	664
Percentage of total net margin	11%	19%	10%	14%

Operating Results - Net margin decreased $1.5 million for the three months ended June 30, 2007, compared with the same period last year, primarily due to:

•	a decrease of $3.9 million from lower volumes processed primarily due to the anticipated contract terminations at certain processing facilities, partially offset by
•	an increase of $1.6 million in improved contractual terms in our gathering business.

Net margin decreased $16.8 million for the six months ended June 30, 2007, compared with the same period last year, primarily due to:

•	a decrease of $10.9 million from lower volumes processed primarily due to the anticipated contract terminations at certain processing facilities,
•	a decrease of $10.6 million due to lower realized commodity prices, and
•	a decrease of $1.0 million due to weather-related outages caused by winter storms in the Mid-Continent region, partially offset by
•	an increase of $5.7 million in improved contractual terms in our gathering business.

Operating costs decreased by $2.5 million for the three months ended June 30, 2007, primarily due to lower legal costs, partially offset by higher employee-related costs.

The increase in earnings from investments for both the three- and six-month periods is driven primarily by the earnings related to distributions recorded in these periods from our 10.2 percent interest in Venice Energy Services Company, L.L.C., which is accounted for under the cost method.

The increase in capital expenditures for the three and six months ended June 30, 2007, compared with the same periods last year, is driven primarily by our capital projects which are discussed beginning on page 21.

Our Gathering and Processing segment is exposed to commodity price risk, primarily from NGLs, as a result of our contractual obligations for services provided. A small percentage of our services are provided through keep-whole arrangements. Our realized gross processing spread for the periods reported was above the five-year average of $2.55 per MMBtu. Based on current market conditions, the gross processing spread for the remainder of 2007 is expected to be above the five-year average. See discussion regarding our commodity price risk beginning on page 34 under “Commodity Price Risk” in Item 3, Quantitative and Qualitative Disclosures about Market Risk.

Natural Gas Liquids

Overview - Our Natural Gas Liquids segment gathers, stores, fractionates and treats raw NGLs produced by natural gas processing plants located in Oklahoma, Kansas and the Texas panhandle. We connect the NGL production basins in Oklahoma, Kansas and the Texas panhandle with the key NGL market centers in Conway, Kansas, and Mont Belvieu, Texas.

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

Selected Financial and Operating Information—The following tables set forth certain selected financial and operating results for our Natural Gas Liquids segment for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Results	2007	2006	2007	2006
	(Thousands of dollars)
Natural gas liquids and condensate sales	$994,601	$827,368	$1,793,599	$1,607,196
Storage and fractionation revenue	73,034	54,157	134,968	93,752
Cost of sales and fuel	1,013,222	830,980	1,822,099	1,616,661
Net margin	54,413	50,545	106,468	84,287
Operating costs	16,874	15,945	31,600	27,169
Depreciation and amortization	5,754	5,368	11,086	10,767
Gain on sale of assets	3	5	4	11
Operating income	$31,788	$29,237	$63,786	$46,362

Equity earnings from investments	$414	$316	$693	$144

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Information	2007	2006	2007	2006
Natural gas liquids gathered (MBbl/d)	224	213	217	203
Natural gas liquids sales (MBbl/d)	221	199	221	203
Natural gas liquids fractionated (MBbl/d)	349	333	334	309
Conway-to-Mont Belvieu OPIS average spread
Ethane/Propane mixture ($/gallon)	$0.05	$0.03	$0.05	$0.03
Capital expenditures (Thousands of dollars)	$15,067	$5,023	$22,534	$7,977

Operating Results - Net margin increased $3.9 million for the three months ended June 30, 2007, compared with the same period last year, primarily due to higher product price spreads between Mont Belvieu, Texas, and Conway, Kansas; higher isomerization price spreads; increased natural gasoline sales used in the production of ethanol fuel; and higher fractionation and exchange volumes.

Net margin increased $22.2 million for the six months ended June 30, 2007, compared with the same period last year due to the following:

•

$10.5 million due to higher product price spreads between Mont Belvieu, Texas, and Conway, Kansas; higher isomerization price spreads; and increased natural gasoline sales used in the production of ethanol fuel,

•

$7.7 million due to higher exchange net margin primarily driven by increased volumes due to new supply connections, improved natural gas processing economics, and increased volumes and higher margins at our Mont Belvieu fractionator, and

•	$4.0 million due to new storage contracts entered into in the second quarter of 2007 and our acquisition of the Mont Belvieu storage business in the fourth quarter of 2006.

Operating costs increased for the six-month period primarily due to higher employee-related costs and general taxes, as well as the acquisition of the Mont Belvieu storage business in the fourth quarter of 2006.

The increase in capital expenditures for the three and six months ended June 30, 2007, compared with the same periods last year, is driven primarily by our growth activities for new supply connections. See discussion of our growth activities beginning on page 21.

Pipelines and Storage

Overview - Our Pipelines and Storage segment operates regulated intrastate natural gas transmission pipelines, natural gas storage facilities, regulated natural gas liquids gathering and distribution pipelines, and non-processable natural gas gathering facilities. We also provide regulated interstate natural gas transportation and storage service in accordance with Section 311(a) of the Natural Gas Policy Act.

In Oklahoma, we have access to the major natural gas producing areas and transport natural gas and NGLs throughout the state. We also have access to the major natural gas producing area in south central Kansas. In Texas, we are connected to the major natural gas producing areas in the Texas panhandle and the Permian Basin, and transport natural gas to the Waha Hub, where other pipelines may be accessed for transportation east to the Houston Ship Channel market, north into the Mid-Continent market and west to the California market. Our natural gas liquids gathering connections deliver raw NGLs gathered in Oklahoma, Kansas and the Texas panhandle to our fractionation facilities and to our natural gas liquids distribution pipelines, which provide access to two of the main NGL market centers in Conway, Kansas, and Mont Belvieu, Texas.

Selected Financial and Operating Information—The following tables set forth certain selected financial and operating results for our Pipelines and Storage segment for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Results	2007	2006	2007	2006
	(Thousands of dollars)
Transportation and gathering revenue	$46,460	$44,317	$95,247	$90,132
Storage revenue	14,912	13,014	27,405	25,158
Gas sales and other revenue	458	1,940	3,066	6,893
Cost of sales and fuel	9,579	8,630	18,772	19,421
Net margin	52,251	50,641	106,946	102,762
Operating costs	18,761	18,082	37,621	34,872
Depreciation and amortization	7,786	7,559	15,563	15,142
Gain on sale of assets	2	1	7	994
Operating income	$25,706	$25,001	$53,769	$53,742

Equity earnings from investments	$103	$25	$231	$269
Minority interest in income of consolidated subsidiaries	$92	$134	$177	$272

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Information	2007	2006	2007	2006
Natural gas transported (MMcf/d)	1,172	1,242	1,370	1,357
Natural gas liquids transported (MBbl/d)	227	208	216	201
Natural gas liquids gathered (MBbl/d)	78	58	74	57
Capital expenditures (Thousands of dollars)	$67,668	$11,914	$101,357	$15,490
Average natural gas price
Mid-Continent region ($/MMBtu)	$6.53	$5.57	$6.41	$6.40

Operating Results - Net margin increased $1.6 million and $4.2 million, respectively, for the three and six months ended June 30, 2007, compared with the same periods last year, primarily due to the following:

•

an increase of $1.8 million and $4.8 million, respectively, from the natural gas liquids gathering and distribution pipelines as a result of increased throughput from new natural gas processing plant connections,

•	an increase of $2.3 million and $2.9 million, respectively, from natural gas storage as a result of new and renegotiated contracts and an improved fuel position, partially offset by

•	a decrease of $1.6 million and $1.1 million, respectively, from natural gas transportation as a result of lower demand for natural gas-fired electric generation and a decreased fuel position, and
•	a decrease of $0.8 million and $1.5 million, respectively, due to the expiration of the amortization of reimbursements associated with a natural gas transportation construction project.

Operating costs increased $2.7 million for the six months ended June 30, 2007, compared with the same periods last year primarily due to higher employee-related costs.

The increase in capital expenditures for the three and six months ended June 30, 2007, compared with the same periods last year, is driven primarily by our capital projects, which are discussed beginning on page 21.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Results	2007	2006	2007	2006
	(Thousands of dollars)
Transportation revenue	$21,445	$23,229	$45,026	$48,783
Cost of sales	-	-	-	-
Net margin	21,445	23,229	45,026	48,783
Operating costs	10,321	8,384	17,713	17,122
Depreciation and amortization	3,342	3,613	6,597	7,362
Gain on sale of assets	-	113,877	-	113,877
Operating income	$7,782	$125,109	$20,716	$138,176

Equity earnings from investments	$10,511	$12,703	$28,551	$38,850
Minority interest in income of consolidated subsidiaries	$-	$385	$-	$1,866

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Information (a)	2007	2006	2007	2006
Natural gas transported (MMcf/d)	850	848	939	949
Capital expenditures (Thousands of dollars)	$23,764	$3,783	$39,714	$6,905
(a) Includes volumes for consolidated entities only.

Operating Results - During the second quarter of 2006, we sold a 20 percent partnership interest in Northern Border Pipeline and recorded a gain on sale of approximately $113.9 million.

Transportation revenue decreased $1.8 million and $3.8 million for the three and six months ended June 30, 2007, respectively, compared with the same periods last year due to the following:

•	a decrease of $0.9 million and $1.7 million, respectively, related to decreased demand fee revenue due to lower contracted volumes and
•	a decrease of $0.8 million and $2.1 million, respectively, from lower throughput and a decreased fuel position on Midwestern Gas Transmission.

Operating costs increased $1.9 million for the three months ended June 30, 2007, compared with the same period last year, primarily due to higher employee-related costs.

Equity earnings from investments for the three and six months ended June 30, 2007 and 2006, primarily include earnings from our interest in Northern Border Pipeline. The decrease of $2.2 million for the three months ended June 30, 2007, compared with the same period last year, is primarily a result of lower revenues and the one-time cost of transitioning operating responsibilities from us to TC PipeLines. The decrease in equity earnings from investments of $10.3 million for the six months ended June 30, 2007, compared with the same period last year, is primarily due to the decrease in our share of Northern Border Pipeline’s earnings from 70 percent in the first quarter of 2006 to 50 percent beginning in the second quarter of 2006. See page 21 for discussion of the disposition of the 20 percent partnership interest in Northern Border Pipeline.

Minority interest in income of consolidated subsidiaries for the three and six months ended June 30, 2006, included the 66-2/3 percent interest in Guardian Pipeline. In April 2006 we acquired 100 percent of Guardian Pipeline, resulting in no minority interest in income of consolidated subsidiaries related to Guardian Pipeline for the three and six months ended June 30, 2007.

The increase in capital expenditures for the three and six months ended June 30, 2007, compared with the same period last year is driven primarily by our capital projects, which are discussed beginning on page 21.

LIQUIDITY AND CAPITAL RESOURCES

General - Our principal sources of liquidity include cash generated from operating activities, bank credit facilities, debt issuances and the sale of limited partner units. We fund our operating expenses, debt service and cash distributions to our limited partners and general partner primarily with operating cash flow.

Part of our growth strategy is to expand our existing businesses and strategically acquire related businesses that strengthen and complement our existing assets. Capital resources for acquisitions and maintenance and growth expenditures may be funded by a variety of sources, including those listed above as our principal sources of liquidity. Our ability to access capital markets for debt and equity financing under reasonable terms depends on our financial condition, credit ratings and market conditions. During the three and six months ended June 30, 2007 and 2006, our capital expenditures were financed through operating cash flows and short- and long-term debt. Capital expenditures for the first six months of 2007 were $202.4 million, compared with $53.6 million for the same period in 2006, exclusive of acquisitions. The increase in capital expenditures for 2007 compared with 2006 is driven primarily by our capital projects, which are discussed beginning on page 21.

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

The total amount of short-term borrowings authorized by our general partner’s Board of Directors is $1.5 billion. At June 30, 2007, we had $10 million in letters of credit issued, $105 million in borrowings outstanding under the 2007 Partnership Credit Agreement and available cash and short-term investments of approximately $82.7 million. Additionally, we had no borrowings drawn under the $10 million Guardian Pipeline revolving credit agreement. The Guardian Pipeline revolving credit agreement terminates in November 2007. As of June 30, 2007, we could have issued $1.1 billion of additional debt under the most restrictive provisions contained in our various borrowing agreements.

In July 2007, we exercised the accordion feature of our 2007 Partnership Credit Agreement to increase the commitment amounts by $250 million to a total of $1.0 billion.

Our 2007 Partnership Credit Agreement and Guardian Pipeline’s revolving note agreement contain typical covenants as discussed in Note E of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q and Note E of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006. At June 30, 2007, we were in compliance with all covenants.

Equity Issuance - In connection with the ONEOK Transactions, we amended our Partnership Agreement to provide for the issuance of Class B limited partner units and issued approximately 36.5 million Class B limited partner units to ONEOK. The Class B limited partner units were issued on April 6, 2006. For more information regarding the Class B units, refer to discussion of the ONEOK Transactions in Note B of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Capitalization Structure - The following table sets forth our capitalization structure for the periods indicated.

	June 30, 2007	December 31, 2006
Long-term Debt	48%	48%
Equity	52%	52%
Debt (including notes payable)	49%	48%
Equity	51%	52%

Credit Ratings - Our credit ratings as of June 30, 2007, are shown in the table below.

Rating Agency	Rating	Outlook
Moody’s	Baa2	Stable
S&P	BBB	Stable

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

2007 Projected Capital Expenditures	Growth	Maintenance	Total
	(Millions of dollars)
Gathering and Processing	$88	$22	$110
Natural Gas Liquids	127	17	144
Pipelines and Storage	419	16	435
Interstate Natural Gas Pipelines	115	10	125
Total projected capital expenditures	$749	$65	$814

Additional information about these projects is included under “Capital Projects” beginning on page 21. Financing for these projects may include borrowing under the 2007 Partnership Credit Agreement.

Cash Distributions - We distribute 100 percent of our available cash, which generally consists of all cash receipts less adjustments for cash disbursements and net change to reserves, to our general and limited partners. Our income is allocated to our general partner and limited partners according to their partnership percentages of 2 percent and 98 percent, respectively. The effect of any incremental income allocations for incentive distributions to our general partner is calculated after the income allocation for the general partner’s partnership interest and before the income allocation to the limited partners.

We paid $163.3 million and $77.9 million to our common and Class B unitholders, for the six months ended June 30, 2007 and 2006, respectively. We also paid our general partner $25.7 million and $6.8 million for its general partner and incentive distribution interests for the six months ended June 30, 2007 and 2006, respectively.

The following summarizes our quarterly cash distribution activity for 2007:

•	In January 2007, we increased our cash distribution to $0.98 per unit for the fourth quarter of 2006, which was paid on February 14, 2007, to unitholders of record on January 31, 2007.
•	In April 2007, we increased our cash distribution to $0.99 per unit for the first quarter of 2007. The distribution was paid on May 14, 2007, to unitholders of record as of April 30, 2007.
•

In July 2007, we increased our cash distribution to $1.00 per unit ($4.00 per unit on an annualized basis) for the second quarter of 2007. The distribution will be paid on August 14, 2007, to unitholders of record on July 31, 2007.

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

Our expenditures for environmental evaluation and remediation to date have not been significant in relation to our results of operations, and there were no material effects upon earnings during the three and six months ended June 30, 2007 or 2006 related to compliance with environmental regulations.

CASH FLOW ANALYSIS

Operating Cash Flows - Operating cash flows increased by $20.9 million for the six months ended June 30, 2007, compared with the same period in 2006. This increase was primarily due to a decrease in income taxes as a result of our consolidation of the ONEOK Energy Assets, as of January 1, 2006, which were previously owned by a taxable entity.

Investing Cash Flows - Cash used in investing activities was $232.4 million for the six months ended June 30, 2007, compared with $1.2 billion for the same period last year.

The decreased use of cash for the six months ended June 30, 2007, was primarily related to the April 2006 purchase of the ONEOK Energy Assets, which included a cash payment of approximately $1.35 billion, and the acquisition of the 66-2/3 percent interest in Guardian Pipeline not previously owned by us for approximately $77 million. These decreases were offset by the sale of a 20 percent partnership interest in Northern Border Pipeline for approximately $297 million and by increased capital expenditures of $148.9 million for the six-month period in 2007 due to our capital projects. See page 21 for discussion of our capital projects.

Investing cash flows for 2006 also included the impact of the deconsolidation of Northern Border Pipeline and the consolidation of the ONEOK Energy Assets and Guardian Pipeline.

Financing Cash Flows - Cash used in financing activities was $93.1 million in 2007, compared with cash provided by financing activities of $856.8 million in 2006.

We had net borrowings of approximately $99.0 million in the first six months of 2007, compared with net borrowings of $1.2 billion in the same period in 2006. During the second quarter of 2006, we borrowed $1.05 billion under our Bridge Facility to finance a portion of the acquisition of the ONEOK Energy Assets and $77 million under our revolving credit agreement to acquire the 66-2/3 percent interest in Guardian Pipeline.

We reported cash flows retained by ONEOK of $177.0 million in 2006, which represented the cash flows generated during the first quarter of 2006 by the ONEOK Energy Assets prior to the ONEOK Transactions.

Cash distributions to our general and limited partners for 2007 were $189.0 million, compared with $84.8 million in the same period in 2006, an increase of $104.2 million, due to the additional units that were issued to complete the ONEOK Transactions. Additionally, we paid cash distributions of $1.97 per unit for the first six months of 2007, compared with $1.68 per unit paid in the same period in 2006.

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

•	risks of trading and hedging activities as a result of changes in energy prices or the financial condition of our counterparties;
•	the timely receipt of approval by applicable governmental entities for construction and operation of our pipeline projects and other projects and required regulatory clearances;
•

our ability to acquire all necessary rights-of-way permits and consents in a timely manner, to promptly obtain all necessary materials and supplies required for construction, and to construct pipelines without labor or contractor problems;

•	our ability to control construction costs and completion schedules of our pipeline projects and other projects;
•	the ability to market pipeline capacity on favorable terms;
•	risks associated with adequate supply to our gathering, processing, fractionation and pipeline facilities, including production declines that outpace new drilling;
•	the mechanical integrity of facilities operated;
•	the effects of changes in governmental policies and regulatory actions, including changes with respect to income and other taxes, environmental compliance, authorized rates or recovery of gas costs;
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

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other factors could also have material adverse effects on our future results. These and other risks are described in greater detail under Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2006, and in this Quarterly Report on Form 10-Q. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Other than as required under securities laws, we undertake no obligation to update publicly any forward-looking statement whether as a result of new information, subsequent events or change in circumstances, expectations or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our quantitative and qualitative disclosures about market risk are consistent with those discussed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2006.

INTEREST RATE RISK

General - We are subject to the risk of interest rate fluctuation in the normal course of business. We manage interest rate risk through the use of fixed-rate debt, floating-rate debt and, at times, interest-rate swaps. Fixed-rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates. Floating-rate swaps are used to convert the fixed rates of long-term borrowings into short-term variable rates. At June 30, 2007, the interest rate on 92.6 percent of our long-term debt was fixed after considering the impact of interest-rate swaps.

At June 30, 2007, a 100 basis point move in the annual interest rate on our variable-rate long-term debt would have changed our annual interest expense by $1.5 million. This 100 basis point change assumes a parallel shift in the yield curve. If interest rates changed significantly, we would take actions to manage our exposure to the change. Since a specific action and the possible effects are uncertain, no change has been assumed.

Fair Value Hedges - See Note C of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q for discussion of the impact of interest-rate swaps and net interest expense savings from terminated swaps.

Total swap savings from the interest-rate swaps and amortization of terminated swaps was $1.2 million for the six months ended June 30, 2007. The swaps are expected to net the following savings for the remainder of the year:

•	interest expense savings of $1.8 million related to the amortization of the swap value at termination, less
•	approximately $0.7 million in interest expense from the existing $150 million of swapped debt, based on LIBOR rates at June 30, 2007.

Total net swap savings for 2007 are expected to be $2.3 million, compared with the savings of $2.0 million in 2006.

COMMODITY PRICE RISK

Our Gathering and Processing segment is exposed to commodity price risk, primarily NGLs, as a result of receiving commodities in exchange for our services. To a lesser extent, exposures arise from the relative price differential between natural gas and NGLs with respect to our keep-whole processing contracts and the risk of price fluctuations and the cost of intervening transportation at various market locations. We use commodity fixed-price physical forwards and derivative contracts, including NYMEX-based futures and over-the-counter swaps to minimize earnings volatility related to natural gas, NGL and condensate price fluctuations.

We have reduced our gross processing spread exposure through a combination of physical and financial hedges. We utilize a portion of our POP equity natural gas as an offset, or natural hedge, to an equivalent portion of our keep-whole shrink requirements. This has the effect of converting our gross processing spread risk to NGL commodity price risk, and we use financial instruments to hedge the sale of NGLs. Through this approach, we have reduced our gross processing spread exposure by 5,220 MMBtu/d (or 1,560 Bbl/d) for the remainder of 2007. The NGLs have been hedged at an average price of $0.80 per gallon in 2007. The NGLs have been hedged at an average price of $0.85 per gallon in 2008.

The following tables set forth our Gathering and Processing segment’s hedging information for the remainder of 2007 and for the year ending December 31, 2008.

	Six Months Ending December 31, 2007
Nature of Exposure	Volumes Hedged			Average Price Per Unit			Volumes Hedged
Commodity Risk
Natural gas liquids (Bbl/d) (a)	2,682			$ 0.84	($/gallon	)	41%
Spread Risk
Gross processing spread (MMBtu/d) (a)	6,370			$ 3.04	($/MMBtu	)	25%
Natural gas liquids (Bbl/d) (a)	1,560	(b	)	$ 0.80	($/gallon	)	21%
(a) Hedged with fixed-priced swaps (b) 5,220 MMBtu/d equivalent

	Year Ending December 31, 2008
	Volumes Hedged	Average Price Per Unit		Volumes Hedged
Natural gas liquids (Bbl/d) (a)	1,062	$ 0.85	($/gallon)	8%
(a) Hedged with fixed-price swaps

Our commodity price risk is estimated as a hypothetical change in the price of natural gas, NGLs and crude oil at June 30, 2007, excluding the effects of hedging. Our condensate sales are based on the price of crude oil.

•	We estimate that a $0.01 per gallon increase in the composite price of NGLs would increase annual net margin by approximately $1.8 million.
•	We estimate that a $1.00 per barrel increase in the price of crude oil would increase annual net margin by approximately $0.5 million.
•	We estimate that a $0.10 per MMBtu increase in the price of natural gas would increase annual net margin by approximately $0.2 million.

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

Our Pipelines and Storage and Interstate Natural Gas Pipelines segments are exposed to commodity price risk because our intrastate and interstate natural gas pipelines collect natural gas from their customers for operations or as part of their fee for services provided. When the amount of natural gas consumed in operations by these pipelines differs from the amount provided by their customers, the pipelines must buy or sell natural gas, store or use natural gas from inventory, and are exposed to commodity price risk. At June 30, 2007, there were no hedges in place with respect to natural gas price risk from our intrastate and interstate natural gas pipeline operations.

See Note C of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q for more information on our hedging activities.

ITEM 4.	CONTROLS AND PROCEDURES

Quarterly Evaluation of Disclosure Controls and Procedures - As of the end of the period covered by this report, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) of ONEOK Partners GP, our general partner, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management of ONEOK Partners GP, including the officers of ONEOK Partners GP who are the equivalent of our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, they concluded that as of June 30, 2007, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting - We have not made any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Additional information about our legal proceedings is included under Part I, Item 3, “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Praxair, Inc. v. ONEOK Field Services Company, et al., District Court of Ellsworth County, Kansas, Case No. 04-C-17. The parties settled this case, and an Order of Dismissal with Prejudice was entered by the Court on July 2, 2007. With the settlement and dismissal, this case has been formally concluded with no material impact to us.

ITEM 1A.	RISK FACTORS

Our investors should consider the risks set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006, that could affect us and our business. Although we have tried to discuss key factors, our investors need to be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance. Investors should carefully consider the discussion of risks and the other information included or incorporated by reference in this Quarterly Report on Form 10-Q, including Forward-Looking Statements, which are included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We have adopted certain valuation methodologies that may result in a shift of income, gain, loss and deduction between the general partner and the unitholders. The Internal Revenue Service (IRS) may challenge this treatment, which could adversely affect the value of our limited partner units.

When we issue additional units or engage in certain other transactions, we determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our general partner. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and the general partner, which may be unfavorable to such unitholders. Moreover, under our current valuation methods, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our valuation methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of income, gain, loss and deduction between the general partner and certain of our unitholders.

A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

Our treatment of a purchaser of common units as having the same tax benefits as the seller could be challenged, resulting in a reduction in value of the common units.

Because we cannot match transferors and transferees of common units, we are required to maintain the uniformity of the economic and tax characteristics of these units in the hands of the purchasers and sellers of these units. We do so by adopting certain depreciation conventions that do not conform to all aspects of the United States Treasury regulations. An IRS challenge to these conventions could adversely affect the tax benefits to a unitholder of ownership of the common units and could have a negative impact on their value or result in audit adjustments to our unitholders’ tax returns.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a special annual meeting of our unitholders held March 29, 2007, our unitholders approved a proposal to approve a change in the terms of our Class B limited partner units to permit, at the option of the holder, the conversion of all outstanding Class B limited partner units into the same number of our common units and the issuance of additional common units in such amount upon such conversion. In addition, at this meeting our unitholders approved a proposal to adjourn the special meeting to May 10, 2007. The purpose of the adjournment was to allow for the solicitation of additional proxies in favor of a proposal to amend our Partnership Agreement to (a) permit our general partner and its affiliates to vote the limited partnership interests held by them in connection with any future proposal to remove the general partner, and (b) to provide for the payment of fair market value to the general partner for the general partner interest in all cases where the general partner is removed (the “Amendment Proposal”). The results of the voting at the March 29, 2007 special meeting were reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

At the reconvened special meeting of our unitholders held May 10, 2007, the Amendment Proposal did not receive the required affirmative vote of two-thirds of our outstanding units, excluding the common units and Class B limited partner units held by ONEOK and its affiliates. As a result, the Amendment Proposal was not approved. The vote was as follows:

	Votes For	Votes Against	Abstained
Amendment Proposal	26,968,329	3,346,484	724,492

ITEM 5.	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Exhibit Description
3.1	Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of ONEOK Partners, L.P. dated July 20, 2007.

10.1	Supplement and Joinder Agreement dated July 31, 2007, among ONEOK Partners, L.P., as Borrower, each of the existing Lenders, SunTrust Bank, as Administrative Agent, and JPMorgan Chase Bank, N.A.

31.1	Certification of John W. Gibson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Curtis L. Dinan pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John W. Gibson pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Curtis L. Dinan pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ONEOK PARTNERS, L.P.
	By:	ONEOK Partners GP, L.L.C., its General Partner

Date: August 3, 2007		By:	/s/ Curtis L. Dinan
Curtis L. Dinan
Senior Vice President,
Chief Financial Officer and Treasurer
(Signing on behalf of the Registrant and as Principal Financial Officer)