Form 10-Q
period 2007-09-30
ONEOK Partners LP
filed 2007-11-02
CIK 909281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2007
Common units	46,397,214 units
Class B units	36,494,126 units

ONEOK PARTNERS, L.P.

QUARTERLY REPORT ON FORM 10-Q

In this Quarterly Report, references to “we,” “our,” “us” or the “Partnership” refer to ONEOK Partners, L.P. and its subsidiary, ONEOK Partners Intermediate Limited Partnership and its subsidiaries.

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

Glossary

The abbreviations, acronyms, and industry terminology used in this Quarterly Report are defined as follows:

AFUDC	Allowance for funds used during construction
Bbl	Barrels, equivalent to 42 United States gallons
Bbl/d	Barrels per day
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Bcf/d	Billion cubic feet per day
Btu	British thermal units
EITF	Emerging Issues Task Force
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation
Fort Union Gas Gathering	Fort Union Gas Gathering, L.L.C.
GAAP	United States Generally Accepted Accounting Principles
Guardian Pipeline	Guardian Pipeline, L.L.C.
LIBOR	London Interbank Offered Rate
MBbl	Thousand barrels
MBbl/d	Thousand barrels per day
Mcf	Thousand cubic feet
Midwestern Gas Transmission	Midwestern Gas Transmission Company
MMBbl	Million barrels
MMBtu	Million British thermal units
MMBtu/d	Million British thermal units per day
MMcf	Million cubic feet
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service
NBP Services	NBP Services, LLC, a subsidiary of ONEOK
NGL	Natural gas liquids
Northern Border Pipeline	Northern Border Pipeline Company
NYMEX	New York Mercantile Exchange
OBPI	ONEOK Bushton Processing Inc.
OkTex Pipeline	OkTex Pipeline Company
ONEOK	ONEOK, Inc.
ONEOK NB	ONEOK NB Company, formerly known as Northwest Border Pipeline Company, a ONEOK subsidiary
ONEOK Partners	ONEOK Partners, L.P., formerly known as Northern Border Partners, L.P.
ONEOK Partners GP	ONEOK Partners GP, L.L.C., formerly known as Northern Plains Natural Gas Company, LLC, a ONEOK subsidiary
Overland Pass Pipeline Company	Overland Pass Pipeline Company LLC
Partnership Agreement	Third Amended and Restated Agreement of Limited Partnership of ONEOK Partners, L.P., as amended
POP	Percent of Proceeds
S&P	Standard & Poor’s Rating Group
SEC	Securities and Exchange Commission
Statement	Statement of Financial Accounting Standards
TC PipeLines	TC PipeLines Intermediate Limited Partnership, a subsidiary of TC PipeLines, LP
TransCanada	TransCanada Corporation

This page intentionally left blank.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK Partners, L.P. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2007	2006	2007	2006
	(Thousands of dollars, except per unit amounts)
Revenues
Operating revenue	$1,410,257	$1,218,541	$3,954,245	$3,562,013
Cost of sales and fuel	1,196,373	1,007,075	3,317,421	2,935,374
Net Margin	213,884	211,466	636,824	626,639
Operating Expenses
Operations and maintenance	71,470	68,206	212,517	204,127
Depreciation and amortization	28,800	27,517	84,326	94,269
General taxes	8,609	8,106	24,866	23,019
Total Operating Expenses	108,879	103,829	321,709	321,415
Gain on Sale of Assets	111	36	1,935	115,402
Operating Income	105,116	107,673	317,050	420,626
Equity earnings from investments (Note H)	22,162	22,788	64,975	72,750
Other income	4,596	890	11,556	5,150
Other expense	125	41	636	5,676
Interest expense	33,510	32,670	99,313	99,891
Income before Minority Interests and Income Taxes	98,239	98,640	293,632	392,959
Minority interests in income of consolidated subsidiaries	125	134	302	2,272
Income before income taxes	98,114	98,506	293,330	390,687
Income taxes	2,198	284	7,039	25,762
Net Income	$95,916	$98,222	$286,291	$364,925

Limited partners’ interest in net income:
Net income	$95,916	$98,222	$286,291	$364,925
General partners’ interest in net income	14,872	11,736	42,203	63,481
Limited Partners’ Interest in Net Income	$81,044	$86,486	$244,088	$301,444

Limited partners’ per unit net income:
Net income per unit (Note I)	$0.98	$1.04	$2.94	$4.26

Number of Units Used in Computation (Thousands)	82,891	82,891	82,891	70,727

See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)	September 30, 2007	December 31, 2006
Assets	(Thousands of dollars)
Current Assets
Cash and cash equivalents	$794,418	$21,102
Accounts receivable, net	381,667	298,602
Affiliate receivables	42,922	88,572
Gas and natural gas liquids in storage	227,498	198,141
Commodity exchanges and imbalances	44,385	53,433
Other	22,741	33,388
Total Current Assets	1,513,631	693,238

Property, Plant and Equipment
Property, plant and equipment	3,841,227	3,424,452
Accumulated depreciation and amortization	741,878	660,804
Net Property, Plant and Equipment (Note A)	3,099,349	2,763,648

Investments and Other Assets
Investment in unconsolidated affiliates (Note H)	741,310	748,879
Goodwill and intangible assets (Note D)	684,001	689,751
Other	26,629	26,201
Total Investments and Other Assets	1,451,940	1,464,831
Total Assets	$6,064,920	$4,921,717

Liabilities and Partners’ Equity

Current Liabilities
Current maturities of long-term debt	$11,931	$11,931
Notes payable	365,000	6,000
Accounts payable	508,847	361,967
Affiliate payables	27,471	25,737
Commodity exchanges and imbalances	195,073	175,927
Other	121,180	89,471
Total Current Liabilities	1,229,502	671,033

Long-term Debt, net of current maturities	2,607,913	2,019,598

Minority Interests in Consolidated Subsidiaries	5,761	5,606

Deferred Credits and Other Liabilities	40,907	36,818

Commitments and Contingencies

Partners’ Equity
General partner	56,765	54,373
Common units: 46,397,214 units issued and outstanding at September 30, 2007, and December 31, 2006	802,423	803,599
Class B units: 36,494,126 units issued and outstanding at September 30, 2007, and December 31, 2006	1,331,323	1,332,276
Accumulated other comprehensive loss	(9,674)	(1,586)
Total Partners’ Equity	2,180,837	2,188,662
Total Liabilities and Partners’ Equity	$6,064,920	$4,921,717

See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Unaudited)	2007	2006
Operating Activities	(Thousands of dollars)
Net income	$286,291	$364,925
Depreciation and amortization	84,326	94,269
Allowance for funds used during construction	(14,411)	-
Minority interests in income of consolidated subsidiaries	302	2,272
Equity earnings from investments	(64,975)	(72,750)
Distributions received from unconsolidated affiliates	77,144	93,209
Gain on sale of assets	(1,935)	(115,402)
Changes in assets and liabilities (net of acquisition and disposition effects):
Accounts receivable	(37,415)	61,863
Inventories	(33,392)	130
Accounts payable and other current liabilities	148,614	7,893
Commodity exchanges and imbalances, net	22,627	(1,803)
Accrued taxes other than income	6,561	(3,617)
Accrued interest	23,086	2,623
Derivative financial instruments	3,336	(2,973)
Other	18,605	4,860
Cash Provided by Operating Activities	518,764	435,499
Investing Activities
Investments in unconsolidated affiliates	(5,546)	(6,458)
Acquisitions	-	(1,374,888)
Proceeds from sale of assets	3,959	297,595
Capital expenditures	(400,634)	(114,788)
Increase in cash and cash equivalents attributable to previously unconsolidated subsidiaries	-	7,496
Decrease in cash and cash equivalents attributable to previously consolidated subsidiaries	-	(22,039)
Cash Used in Investing Activities	(402,221)	(1,213,082)
Financing Activities
Cash distributions:
General and limited partners	(285,998)	(173,462)
Minority interests	(147)	(343)
Cash flow retained by ONEOK (Note B)	-	(177,486)
Short-term financing borrowings	1,100,000	1,530,000
Short-term financing payments	(741,000)	(1,732,000)
Issuance of long-term debt	598,146	1,397,328
Payment of long-term debt	(8,948)	(37,995)
Other	(5,280)	(15,655)
Cash Provided by Financing Activities	656,773	790,387
Change in Cash and Cash Equivalents	773,316	12,804
Cash and Cash Equivalents at Beginning of Period	21,102	43,090
Cash and Cash Equivalents at End of Period	$794,418	$55,894

Supplemental Cash Flow Information:
Cash Paid for Interest	$91,823	$72,925

See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY AND COMPREHENSIVE INCOME

(Unaudited)	Common Units	Class B Units	General Partner	Common Units
	(Units)		(Thousands of dollars)
Partners’ equity at December 31, 2006	46,397,214	36,494,126	$54,373	$803,599
Net income	-	-	42,203	136,625
Other comprehensive loss	-	-	-	-
Total comprehensive income
Other	-	-	(1)	-
Distributions paid	-	-	(39,810)	(137,801)
Partners’ equity at September 30, 2007	46,397,214	36,494,126	$56,765	$802,423

See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ EQUITY AND COMPREHENSIVE INCOME

(Continued)

	Class B Units	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Equity
	(Thousands of dollars)
Partners’ equity at December 31, 2006	$1,332,276	$(1,586)	$2,188,662
Net income	107,463	-	286,291
Other comprehensive loss	-	(8,088)	(8,088)

Total comprehensive income			278,203

Other	(29)	-	(30)
Distributions paid	(108,387)	-	(285,998)
Partners' equity at September 30, 2007	$1,331,323	$(9,674)	$2,180,837

ONEOK Partners, L.P. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.	SUMMARY OF ACCOUNTING POLICIES

Our accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006. Due to the seasonal nature of our business, the results of operations for the three and nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for a 12-month period.

In July 2007, we announced a series of organizational changes that led to the realignment of our previous business segments. Our financial results are now reported in these four segments: (i) Natural Gas Gathering and Processing, which remains unchanged; (ii) Natural Gas Pipelines, which is comprised of our former interstate natural gas pipelines segment and the natural gas operations of our former pipelines and storage segment; (iii) Natural Gas Liquids Gathering and Fractionation, which remains unchanged; and (iv) Natural Gas Liquids Pipelines, which is comprised of the natural gas liquids assets of our former pipelines and storage segment. Prior periods have been restated to reflect these segment changes.

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

Property - The following table sets forth our property, by segment, for the periods presented.

	September 30, 2007	December 31, 2006
	(Thousands of dollars)
Non-Regulated
Natural Gas Gathering and Processing	$1,206,913	$1,133,614
Natural Gas Pipelines	161,856	162,636
Natural Gas Liquids Gathering and Fractionation	591,380	547,495
Other	50,404	50,784
Regulated
Natural Gas Pipelines	1,134,077	1,040,125
Natural Gas Liquids Pipelines	696,597	489,798
Property, plant and equipment	3,841,227	3,424,452
Accumulated depreciation and amortization	741,878	660,804
Net property, plant and equipment	$3,099,349	$2,763,648

At September 30, 2007, we had construction work in process of $568.0 million that had not yet been put in service and therefore was not being depreciated.

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

We file numerous consolidated and separate income tax returns in the United States federal jurisdiction and in many state jurisdictions. We also file returns in Canada. No returns are currently under audit, and no extensions of statute of limitations have been requested or granted.

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

Net Income Per Unit - The FASB Emerging Issues Task Force issued a draft abstract of EITF 07-4, “Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships.” If finalized in its current form, EITF 07-4 would result in the allocation of undistributed current-period earnings to the unitholders using the two-class method in periods in which earnings exceed distributions. If distributions to participating securities exceed current-period earnings, the excess distributions would generate an undistributed loss that would be allocated back to the equity interests based on their obligations to participate in losses. Many participating securities, such as incentive distribution rights, that are not common securities would not contain an obligation to share in losses and would not be allocated any portion of the losses. The proposed effective date for EITF 07-4 is currently for our year beginning January 1, 2008. If approved in the present form, we do not expect it to have a material impact on our consolidated financial statements or net income per unit computations.

Reclassifications - Certain amounts in our consolidated financial statements have been reclassified to conform to the 2007 presentation. These reclassifications did not impact previously reported net income or partners’ equity.

B.	ACQUISITIONS AND DIVESTITURES

Acquisition of NGL Pipeline - In October 2007, we completed the acquisition of an interstate natural gas liquids and refined petroleum products pipeline system and related assets from a subsidiary of Kinder Morgan Energy Partners, L.P. (Kinder Morgan) for approximately $300 million. The system extends from Bushton and Conway, Kansas, to Chicago, Illinois, and transports, stores and delivers a full range of NGL and refined products. The FERC-regulated system spans 1,585 miles and has a capacity to transport up to 134 MBbl/d. The transaction includes approximately 978 MBbl of owned storage capacity, eight NGL terminals and a 50 percent ownership of the Heartland Pipeline Company (Heartland). ConocoPhillips owns the other 50 percent of Heartland and is the managing partner of the Heartland joint venture, which consists primarily of three refined products terminals and connecting pipelines. Financing for this transaction came from the proceeds of our September 2007 issuance of $600 million 6.85 percent Senior Notes due 2037 (2037 Notes). See Note F for a discussion of the 2037 Notes.

Overland Pass Pipeline Company - In May 2006, we entered into an agreement with a subsidiary of The Williams Companies, Inc. (Williams) to form a joint venture called Overland Pass Pipeline Company. Overland Pass Pipeline Company will build a 760-mile natural gas liquids pipeline from Opal, Wyoming, to the Mid-Continent natural gas liquids market center in Conway, Kansas. The pipeline will be initially designed to transport approximately 110 MBbl/d of NGLs, which can be increased to approximately 150 MBbl/d with additional pump facilities. During 2006, we paid $11.6 million to Williams for the acquisition of our interest in the joint venture and for reimbursement of initial capital expenditures. As the 99 percent owner of the joint venture, we will manage the construction project, advance all costs associated with construction and operate the pipeline. Within two years of the pipeline becoming operational, Williams will have the option to increase its ownership up to 50 percent by reimbursing us for its proportionate share of all construction costs. If Williams exercises its option to increase its ownership to the full 50 percent, Williams would have the option to become operator. This project has received the required approvals of various state and federal regulatory authorities and construction of the pipeline has begun, with start up scheduled for early 2008.

As part of a long-term agreement, Williams dedicated its NGL production from two of its natural gas processing plants in Wyoming to the joint-venture company. We will provide downstream fractionation, storage and transportation services to Williams. The pipeline project is currently estimated to cost approximately $535 million, excluding AFUDC. In addition, we currently expect to invest approximately $216 million, excluding AFUDC, to expand our existing fractionation capabilities and the capacity of our natural gas liquids distribution pipelines. Financing for the projects may include a combination of short- or long-term debt or equity.

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

Prior to the acquisition, the ONEOK Energy Assets were included in the consolidated state and federal income tax returns of ONEOK and, accordingly, current taxes payable were allocated to the ONEOK Energy Assets based on ONEOK’s effective tax rate. Income tax liabilities and provisions for income tax expense for the ONEOK Energy Assets were calculated on a stand-alone basis. Our Consolidated Statements of Income for the nine months ended September 30, 2006, includes income tax expense recorded for the ONEOK Energy Assets of $22.2 million for the first quarter of 2006. In conjunction with the ONEOK Transactions, all income tax liabilities of the ONEOK Energy Assets at the time of the ONEOK Transactions were retained by ONEOK.

Income from the ONEOK Energy Assets for the first quarter of 2006 also reflects interest expense of $21.3 million, which represents interest charged on long-term debt owed to ONEOK. The interest rate on the debt was calculated periodically based upon ONEOK’s weighted-average cost of debt. This debt was retained by ONEOK as part of the ONEOK Transactions.

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

In addition, since the proposed amendments to our Partnership Agreement were not approved by our common unitholders, if our common unitholders vote at any time to remove ONEOK or its affiliates as our general partner, quarterly distributions payable on the Class B limited partner units would increase to 123.5 percent of the distributions payable with respect to the common units, and distributions payable upon liquidation of the Class B limited partner units would increase to 125 percent of the distributions payable with respect to the common units.

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

Cash Flow Hedges - Our Natural Gas Gathering and Processing segment periodically enters into commodity derivative contracts and fixed-price physical contracts. Our Natural Gas Gathering and Processing segment primarily utilizes NYMEX-based futures, collars and over-the-counter swaps, which are designated as cash flow hedges, to hedge our exposure to volatility in the price of natural gas, NGLs and condensate and the gross processing spread. At September 30, 2007, the accompanying Consolidated Balance Sheet reflected an unrealized loss of $9.3 million in accumulated other comprehensive loss, with a corresponding offset in derivative financial instrument assets and liabilities, all of which will be recognized over the next six months. Net gains and losses related to the ineffective portion of our hedges are reclassified out of accumulated other comprehensive income (loss) to operating revenues in the period the ineffectiveness occurs. Ineffectiveness related to these cash flow hedges was not material for the three and nine months ended September 30, 2007. Ineffectiveness related to these cash flow hedges resulted in a loss of approximately $0.7 and a gain of approximately $3.1 million for the three and nine months ended September 30, 2006, respectively. There were no gains or losses during the three and nine months ended September 30, 2007 and 2006, due to the discontinuance of cash flow hedge treatment.

Fair Value Hedges - In prior years, we terminated various interest-rate swap agreements. The net savings from the termination of these swaps is being recognized in interest expense over the terms of the debt instruments originally hedged. Net interest expense savings for the nine months ended September 30, 2007, for all terminated swaps were $2.7 million, and the remaining net savings for all terminated swaps will be recognized over the following periods.

(Millions of dollars)
Remainder of 2007	$0.9
2008	3.7
2009	3.7
2010	3.7
2011	0.9
Thereafter	-

At September 30, 2007, the interest on $150 million of fixed-rate debt was swapped to floating using interest-rate swaps. The floating rate was based on six-month LIBOR. Based on the actual performance through September 30, 2007, the weighted average interest rate on the swapped debt increased from 7.10 percent to 7.73 percent. At September 30, 2007, we recorded a net liability of $1.2 million to recognize the interest-rate swaps at fair value. Long-term debt was decreased by $1.2 million to recognize the change in the fair value of the related hedged liability.

D.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

Carrying Amounts - The amount of goodwill recorded on our Consolidated Balance Sheets as of September 30, 2007, and December 31, 2006, was $394.6 million.

Equity Method Goodwill - For the investments we account for under the equity method, the premium or excess cost over the underlying fair value of net assets is referred to as equity method goodwill. Investment in unconsolidated affiliates on our accompanying Consolidated Balance Sheets includes equity method goodwill of $185.6 million as of September 30, 2007, and December 31, 2006.

Impairment Test - We performed our annual goodwill impairment test as of July 1, 2007, and there was no impairment indicated.

Intangible Assets

Our intangible assets primarily relate to contracts acquired through the acquisition of the natural gas liquids businesses from ONEOK and are being amortized over an aggregate weighted-average period of 40 years. The aggregate amortization expense for each of the next five years is estimated to be approximately $7.7 million. Amortization expense for intangible assets for the three and nine months ended September 30, 2007, was $1.9 million and $5.8 million, respectively.

The following tables reflect the gross carrying amount and accumulated amortization of intangible assets for the periods presented.

	September 30, 2007
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(Thousands of dollars)
Natural Gas Liquids Gathering and Fractionation	$292,000	$(16,424)	$275,576
Natural Gas Liquids Pipelines	14,650	(825)	13,825
Intangible Assets	$306,650	$(17,249)	$289,401

	December 31, 2006
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(Thousands of dollars)
Natural Gas Liquids Gathering and Fractionation	$292,000	$(10,949)	$281,051
Natural Gas Liquids Pipelines	14,650	(550)	14,100
Intangible Assets	$306,650	$(11,499)	$295,151

E.	CREDIT FACILITIES

General - On March 30, 2007, we amended and restated our five-year revolving credit facility agreement (2007 Partnership Credit Agreement), with several banks and other financial institutions and lenders in the following principal ways: (i) revised the pricing, (ii) extended the maturity by one year to March 2012, (iii) eliminated the interest coverage ratio covenant, (iv) increased the permitted ratio of indebtedness to EBITDA to 5 to 1 (from 4.75 to 1), (v) increased the swingline sub-facility commitments from $15 million to $50 million and (vi) changed the permitted amount of subsidiary indebtedness from $35 million to 10 percent of our consolidated indebtedness. The interest rates applicable to extensions of credit under this agreement are based, at our election, on either (i) the higher of prime or one-half of one percent above the Federal Funds Rate, which is the rate that banks charge each other for the overnight borrowing of funds, or (ii) the Eurodollar rate plus a set number of basis points, depending on our current long-term unsecured debt ratings.

In July 2007, we exercised the accordion feature of our 2007 Partnership Credit Agreement to increase the commitment amounts by $250 million to a total of $1.0 billion.

Except as discussed above, our 2007 Partnership Credit Agreement and Guardian Pipeline’s revolving note agreement contain typical covenants as discussed in Note E of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006. At September 30, 2007, we were in compliance with all covenants.

At September 30, 2007, we had no letters of credit issued and $365 million in borrowings outstanding under our 2007 Partnership Credit Agreement at a weighted average interest rate of 6.02 percent, which was repaid in October 2007. At September 30, 2007, Guardian Pipeline had no borrowings outstanding under its $10 million revolving note agreement, which terminates in November 2007.

F.	LONG-TERM DEBT

Debt Issuance - In September 2007, we completed an underwritten public offering of $600 million aggregate principal amount of 6.85 percent Senior Notes due 2037 (2037 Notes). The 2037 Notes were issued under our existing shelf registration statement filed with the SEC.

We may redeem the 2037 Notes, in whole or in part, at any time prior to their maturity at a redemption price equal to the principal amount of the 2037 Notes, plus accrued and unpaid interest and a make-whole premium. The redemption price will never be less than 100 percent of the principal amount of the 2037 Notes plus accrued and unpaid interest. The 2037 Notes are senior unsecured obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness, and effectively junior to all of the existing debt and other liabilities of our non-guarantor subsidiaries. The 2037 Notes are non-recourse to our general partner.

The net proceeds from the 2037 Notes, after deducting underwriting discounts and commissions and expenses, of $592.9 million were used to finance our $300 million acquisition of an interstate natural gas liquids and refined petroleum products pipeline system and related assets from a subsidiary of Kinder Morgan and to repay debt outstanding under the 2007 Partnership Credit Agreement.

The 2037 Notes are fully and unconditionally guaranteed on a senior unsecured basis by ONEOK Partners Intermediate Limited Partnership (Intermediate Partnership). The guarantee ranks equally in right of payment to all of the Intermediate Partnership’s existing and future unsecured senior indebtedness. We have no significant assets or operations other than our investment in our wholly-owned subsidiary, the Intermediate Partnership, which is also consolidated. The Intermediate Partnership holds a 50 percent interest in Northern Border Pipeline at September 30, 2007, which is accounted for under the equity method.

The Northern Border Pipeline partnership agreement provides that distributions to Northern Border Pipeline’s partners are to be made on a pro rata basis according to each partner’s capital account balance. The Northern Border Pipeline Management Committee determines the amount and timing of such distributions. Any changes to, or suspension of, the cash distribution policy of Northern Border Pipeline requires the unanimous approval of the Northern Border Pipeline Management Committee. Cash distributions are equal to 100 percent of distributable cash flow as determined from Northern Border Pipeline’s financial statements based upon earnings before interest, taxes, depreciation and amortization less interest expense and maintenance capital expenditures. Loans or other advances from Northern Border Pipeline to its partners or affiliates are prohibited under its credit agreement. At September 30, 2007, and December 31, 2006, our equity in the net assets of Northern Border Pipeline was approximately $427 million and $438 million, respectively.

The terms of the 2037 Notes are governed by the Indenture, dated as of September 25, 2006, between ONEOK Partners and Wells Fargo Bank, N.A., as trustee, as supplemented by the Fourth Supplemental Indenture, dated September 28, 2007 (Indenture). The Indenture does not limit the aggregate principal amount of debt securities that may be issued and provides that debt securities may be issued from time to time in one or more additional series. The Indenture contains covenants including, among other provisions, limitations on our ability to place liens on our property or assets and sell and lease back our property.

The 2037 Notes will mature on October 15, 2037. We will pay interest on the 2037 Notes on April 15 and October 15 of each year. The first payment of interest on the 2037 Notes will be made on April 15, 2008. Interest on the 2037 Notes accrues from September 28, 2007, which was the issuance date of the 2037 Notes.

G.	SEGMENTS

Segment Descriptions - In July 2007, we announced a series of organizational changes that led to the realignment of our previous business segments. Our financial results are now reported in these four segments: (i) Natural Gas Gathering and Processing, which remains unchanged; (ii) Natural Gas Pipelines, which is comprised of our former interstate natural gas pipelines segment and the natural gas operations of our former pipelines and storage segment; (iii) Natural Gas Liquids Gathering and Fractionation, which remains unchanged; and (iv) Natural Gas Liquids Pipelines, which is comprised of the natural gas liquids assets of our former pipelines and storage segment. Prior periods have been restated to reflect these segment changes.

Our operations are divided into these strategic business segments based on similarities in economic characteristics, products and services, types of customers, methods of distribution and regulatory environment, as follows:

•	our Natural Gas Gathering and Processing segment primarily gathers and processes raw natural gas;

•	our Natural Gas Pipelines segment primarily operates regulated interstate and intrastate natural gas transmission pipelines and natural gas storage facilities;

•	our Natural Gas Liquids Gathering and Fractionation segment primarily gathers, treats and fractionates raw NGLs and stores and markets purity NGL products; and

•	our Natural Gas Liquids Pipelines segment primarily operates our FERC-regulated interstate natural gas liquids gathering and distribution pipelines.

Accounting Policies - The accounting policies of the segments are the same as those described in Note A and Note M of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006. Intersegment and affiliate sales are recorded on the same basis as sales to unaffiliated customers. Our Natural Gas Gathering and Processing segment sells natural gas to ONEOK and its subsidiaries. A portion of our Natural Gas Pipelines segment’s revenues are from ONEOK and its subsidiaries, which utilize both transportation and storage services. Corporate overhead costs relating to a reportable segment have been allocated for the purpose of calculating operating income. Our equity method investments do not represent operating segments.

Customers - We had no single external customer from which we received 10 percent or more of our consolidated gross revenues.

Operating Segment Information - The following tables set forth certain operating segment financial data for the periods indicated. Amounts in prior periods have been restated to conform to our current presentation.

Three Months Ended September 30, 2007	Natural Gas Gathering and Processing	Natural Gas Pipelines (a)	Natural Gas Liquids Gathering and Fractionation	Natural Gas Liquids Pipelines (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$81,660	$44,550	$1,113,467	$-	$4	$1,239,681
Sales to affiliated customers	141,907	28,669	-	-	-	170,576
Intersegment sales	125,384	145	6,630	19,672	(151,831)	-
Operating revenue	$348,951	$73,364	$1,120,097	$19,672	$(151,827)	$1,410,257
Gain on sale of assets	$10	$73	$27	$1	$-	$111
Operating income	$44,550	$28,122	$24,628	$9,347	$(1,531)	$105,116
Equity earnings from investments	$6,180	$16,493	$-	$(511)	$-	$22,162
EBITDA	$61,641	$52,506	$30,763	$11,543	$404	$156,857
Capital expenditures	$32,026	$43,708	$20,378	$102,057	$21	$198,190

(a)	-	Our Natural Gas Pipelines segment has regulated and non-regulated operations. Our Natural Gas Pipelines segment's regulated operations had revenues of $61.2 million and operating income of $20.6 million for the three months ended September 30, 2007.
(b)	-	All of our Natural Gas Liquids Pipelines segment’s operations are regulated.

Three Months Ended September 30, 2006	Natural Gas Gathering and Processing	Natural Gas Pipelines (a)	Natural Gas Liquids Gathering and Fractionation	Natural Gas Liquids Pipelines (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$80,718	$47,970	$910,665	$-	$70	$1,039,423
Sales to affiliated customers	140,270	38,848	-	-	-	179,118
Intersegment sales	157,933	129	6,995	16,606	(181,663)	-
Operating revenue	$378,921	$86,947	$917,660	$16,606	$(181,593)	$1,218,541
Gain on sale of assets	$7	$-	$27	$2	$-	$36
Operating income	$56,218	$30,140	$18,275	$7,370	$(4,330)	$107,673
Equity earnings from investments	$5,741	$16,943	$-	$104	$-	$22,788
EBITDA	$72,609	$55,340	$23,689	$10,342	$(3,366)	$158,614
Capital expenditures	$13,898	$18,946	$6,485	$21,698	$186	$61,213

(a)	-	Our Natural Gas Pipelines segment has regulated and non-regulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $75.6 million and operating income of $24.0 million for the three months ended September 30, 2006.
(b)	-	All of our Natural Gas Liquids Pipelines segment's operations are regulated.

Nine Months Ended September 30, 2007	Natural Gas Gathering and Processing	Natural Gas Pipelines (a)	Natural Gas Liquids Gathering and Fractionation	Natural Gas Liquids Pipelines (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$292,867	$140,394	$3,029,248	$-	$30	$3,462,539
Sales to affiliated customers	413,027	78,679	-	-	-	491,706
Intersegment sales	328,695	652	19,416	56,194	(404,957)	-
Operating revenue	$1,034,589	$219,725	$3,048,664	$56,194	$(404,927)	$3,954,245
Gain on sale of assets	$1,823	$79	$31	$2	$-	$1,935
Operating income	$121,276	$85,560	$88,414	$26,394	$(4,594)	$317,050
Equity earnings from investments	$19,518	$45,275	$-	$182	$-	$64,975
EBITDA	$174,175	$155,111	$105,368	$35,413	$518	$470,585
Investment in unconsolidated affiliates	$297,581	$434,827	$-	$8,902	$-	$741,310
Total assets	$1,741,024	$1,331,096	$1,757,658	$692,336	$542,806	$6,064,920
Capital expenditures	$70,859	$88,861	$42,912	$197,975	$27	$400,634

(a)	-	Our Natural Gas Pipelines segment has regulated and non-regulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $182.7 million and operating income of $63.1 million for the nine months ended September 30, 2007.
(b)	-	All of our Natural Gas Liquids Pipelines segment’s operations are regulated.

Nine Months Ended September 30, 2006	Natural Gas Gathering and Processing	Natural Gas Pipelines (a)	Natural Gas Liquids Gathering and Fractionation	Natural Gas Liquids Pipelines (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$380,642	$147,096	$2,596,670	$-	$1,570	$3,125,978
Sales to affiliated customers	345,758	92,024	(1,747)	-	-	436,035
Intersegment sales	401,136	627	23,685	49,064	(474,512)	-
Operating revenue	$1,127,536	$239,747	$2,618,608	$49,064	$(472,942)	$3,562,013
Gain on sale of assets	$372	$114,867	$38	$6	$119	$115,402
Operating income	$149,408	$208,477	$64,656	$20,931	$(22,846)	$420,626
Equity earnings from investments	$16,440	$56,062	$-	$248	$-	$72,750
EBITDA	$200,132	$289,441	$80,885	$30,307	$(14,157)	$586,608
Investment in unconsolidated affiliates	$293,337	$453,058	$-	$9,348	$-	$755,743
Total assets	$1,541,325	$1,219,076	$1,474,397	$490,160	$175,864	$4,900,822
Capital expenditures	$36,296	$30,576	$14,462	$32,462	$992	$114,788

(a)	-	Our Natural Gas Pipelines segment has regulated and non-regulated operations. Our Natural Gas Pipelines segment's regulated operations had revenues of $204.1 million and operating income of $188.5 million for the nine months ended September 30, 2006.
(b)	-	All of our Natural Gas Liquids Pipelines segment’s operations are regulated.

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

The following tables set forth the reconciliation of net income to EBITDA by operating segment for the periods indicated.

Three Months Ended September 30, 2007	Natural Gas Gathering and Processing	Natural Gas Pipelines	Natural Gas Liquids Gathering and Fractionation	Natural Gas Liquids Pipelines	Other and Eliminations	Total
	(Thousands of dollars)
Net income	$54,195	$41,634	$27,063	$10,878	$(37,854)	$95,916
Minority interests	-	103	-	22	-	125
Interest expense	(3,831)	2,408	(2,739)	343	37,329	33,510
Depreciation and amortization	11,277	8,089	6,439	2,987	8	28,800
Income taxes	-	1,277	-	-	921	2,198
Equity AFUDC	-	(1,005)	-	(2,687)	-	(3,692)
EBITDA	$61,641	$52,506	$30,763	$11,543	$404	$156,857

Three Months Ended September 30, 2006	Natural Gas Gathering and Processing	Natural Gas Pipelines	Natural Gas Liquids Gathering and Fractionation	Natural Gas Liquids Pipelines	Other and Eliminations	Total
	(Thousands of dollars)
Net income	$62,083	$40,872	$18,321	$7,332	$(30,386)	$98,222
Minority interests	-	134	-	-	-	134
Interest expense	-	5,381	-	-	27,289	32,670
Depreciation and amortization	10,520	8,219	5,368	3,010	400	27,517
Income taxes	6	947	-	-	(669)	284
Equity AFUDC	-	(213)	-	-	-	(213)
EBITDA	$72,609	$55,340	$23,689	$10,342	$(3,366)	$158,614

Nine Months Ended September 30, 2007	Natural Gas Gathering and Processing	Natural Gas Pipelines	Natural Gas Liquids Gathering and Fractionation	Natural Gas Liquids Pipelines	Other and Eliminations	Total
	(Thousands of dollars)
Net income	$149,396	$119,659	$93,852	$31,576	$(108,192)	$286,291
Minority interests	-	280	-	22	-	302
Interest expense	(8,765)	8,740	(6,009)	(599)	105,946	99,313
Depreciation and amortization	33,544	24,246	17,525	8,990	21	84,326
Income taxes	-	4,296	-	-	2,743	7,039
Equity AFUDC	-	(2,110)	-	(4,576)	-	(6,686)
EBITDA	$174,175	$155,111	$105,368	$35,413	$518	$470,585

Nine Months Ended September 30, 2006	Natural Gas Gathering and Processing	Natural Gas Pipelines	Natural Gas Liquids Gathering and Fractionation	Natural Gas Liquids Pipelines	Other and Eliminations	Total
	(Thousands of dollars)
Net income	$153,148	$228,836	$52,620	$16,080	$(85,759)	$364,925
Minority interests	-	2,272	-	-	-	2,272
Interest expense	4,590	21,043	8,776	4,136	61,346	99,891
Depreciation and amortization	31,588	24,687	16,134	9,047	12,813	94,269
Income taxes	10,806	13,114	3,355	1,044	(2,557)	25,762
Equity AFUDC	-	(511)	-	-	-	(511)
EBITDA	$200,132	$289,441	$80,885	$30,307	$(14,157)	$586,608

H.	UNCONSOLIDATED AFFILIATES

Equity Earnings from Investments - The following table sets forth our equity earnings from investments for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Thousands of dollars)
Northern Border Pipeline	$16,363	$16,841	$44,915	$55,691
Bighorn Gas Gathering, L.L.C.	1,782	1,959	5,482	5,780
Fort Union Gas Gathering	2,224	2,346	7,379	6,624
Venice Energy Services Company, L.L.C. (a)	298	-	3,148	-
Lost Creek Gathering Company, L.L.C.	1,694	1,437	3,327	4,036
Other	(199)	205	724	619
Equity earnings from investments	$22,162	$22,788	$64,975	$72,750

(a) - Our investment in Venice Energy Services Company, L.L.C. is accounted for using the cost method.

Unconsolidated Affiliates Financial Information - Summarized combined financial information of our unconsolidated affiliates is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Thousands of dollars)
Income Statement
Operating revenue	$102,417	$99,317	$291,304	$287,816
Operating expenses	42,817	41,614	125,522	118,642
Net income	47,571	46,813	131,054	135,719
Distributions paid to us	$20,078	$23,390	$77,144	$93,209

I.	NET INCOME PER UNIT

Net income per unit is computed by dividing net income, after deducting the general partner’s allocation, by the weighted average number of outstanding limited partner units. The general partner owns a 2 percent interest in us and also owns incentive distribution rights that provide for an increasing proportion of cash distributions from the partnership as the distributions made to limited partners increase above specified levels. For purposes of our calculation of net income per unit, net income is generally allocated to the general partner as follows: (1) an amount based upon the 2 percent general partner interest in net income; and (2) the amount of the general partner’s incentive distribution rights based on the total cash distributions declared for the period. The amount of incentive distribution allocated to our general partner totaled $13.0 million and $36.5 million for the three and nine months ended September 30, 2007, respectively. The $39.8 million distribution paid to our general partner shown on the accompanying Consolidated Statement of Changes in Partners’ Equity and Comprehensive Income included $34.1 million in incentive distributions paid to our general partner during the first nine months of 2007. Gains resulting from interim capital transactions, as defined in our Partnership Agreement, are generally not subject to distribution; however, the Partnership Agreement provides that if such distributions were made, the incentive distribution rights would not apply. Accordingly, the gain on sale of assets for the three and nine months ended September 30, 2007 and 2006 had no impact on the incentive distribution rights.

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

The following summarizes our quarterly cash distribution activity for 2007:

•	On April 17, 2007, we declared a cash distribution of $0.99 per unit for the first quarter of 2007. The distribution was paid on May 14, 2007, to unitholders of record as of April 30, 2007.
•	On July 17, 2007, we declared a cash distribution of $1.00 per unit for the second quarter of 2007. The distribution was paid on August 14, 2007, to unitholders of record as of July 31, 2007.
•

On October 16, 2007, we declared a cash distribution of $1.01 per unit ($4.04 per unit on an annualized basis) for the third quarter of 2007. The distribution will be paid on November 14, 2007, to unitholders of record as of October 31, 2007.

J.	RELATED-PARTY TRANSACTIONS

Intersegment and affiliate sales are recorded on the same basis as sales to unaffiliated customers. Our Natural Gas Gathering and Processing segment sells natural gas to ONEOK and its subsidiaries. A significant portion of our Natural Gas Pipelines segment’s revenues are from ONEOK and its subsidiaries, which utilize both transportation and storage services.

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

In April 2006, we entered into a Services Agreement with ONEOK, ONEOK Partners GP and NBP Services (the Services Agreement) that replaced the Administrative Services Agreement between us and NBP Services. Under the Services Agreement, our operations and the operations of ONEOK and its affiliates can combine or share certain common services in order to operate more efficiently and cost effectively. Under the Services Agreement, ONEOK provides to us at least the type and amount of services that it provides to its affiliates, including those services required to be provided pursuant to our Partnership Agreement. ONEOK Partners GP continues to operate our interstate natural gas pipeline assets according to each pipeline’s operating agreement, except for the operating agreement between ONEOK Partners GP and Northern Border Pipeline, which terminated effective April 1, 2007. ONEOK Partners GP may purchase services from ONEOK and its affiliates pursuant to the terms of the Services Agreement. ONEOK Partners GP has no employees and utilizes the services of ONEOK and ONEOK Services Company to fulfill its responsibilities.

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

An affiliate of ONEOK enters into some of the commodity derivative contracts at the direction of and on behalf of our Natural Gas Gathering and Processing segment. See Note C for a discussion of our derivative instruments and hedging activities.

The following table sets forth the transactions with related parties for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Thousands of dollars)
Revenues	$170,576	$179,118	$491,706	$436,035

Expenses
Administrative and general expenses	$36,771	$41,991	$121,981	$122,659
Interest expense	-	-	-	21,281
Total expenses	$36,771	$41,991	$121,981	$143,940

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2006. Due to the seasonal nature of our business, the results of operations for the three and nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for a 12-month period.

EXECUTIVE SUMMARY

The following discussion highlights some of our achievements and significant issues affecting us for the periods presented. Please refer to the Financial and Operating Results section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements for a complete explanation of the following items.

In July 2007, we announced a series of organizational changes that led to the realignment of our previous business segments. Our financial results are now reported in these four segments: (i) Natural Gas Gathering and Processing, which remains unchanged; (ii) Natural Gas Pipelines, which is comprised of our former interstate natural gas pipelines segment and the natural gas operations of our former pipelines and storage segment; (iii) Natural Gas Liquids Gathering and Fractionation, which remains unchanged; and (iv) Natural Gas Liquids Pipelines, which is comprised of the natural gas liquids assets of our former pipelines and storage segment. Prior periods have been restated to reflect these segment changes. The change reflects the increasing scale of our natural gas liquids business, which has grown significantly since 2005 and will expand further as we integrate the assets from the acquisition of an interstate natural gas liquids and refined petroleum products pipeline system and related assets from a subsidiary of Kinder Morgan Energy Partners, L.P. (Kinder Morgan) into our Natural Gas Liquids Pipelines segment and complete our other internal growth projects.

In September 2007, we completed an underwritten public debt offering of $600 million to finance the assets acquired from Kinder Morgan and to refinance short-term debt, which resulted from our internal growth capital projects. Both the assets acquired from Kinder Morgan and our capital projects are discussed below in the Significant Acquisitions and Divestitures and the Capital Projects sections.

In October 2007, we declared an increase in our cash distribution to $1.01 per unit ($4.04 per unit on an annualized basis), an increase of approximately 4 percent over the $0.97 declared in October 2006.

Net income per unit decreased to $0.98 for the three months ended September 30, 2007, compared with $1.04 in 2006. For the nine-month period, net income per unit decreased to $2.94 from $4.26 for the same period last year. The decrease in net income per unit for the nine-month period is primarily due to the gain on sale of a 20 percent partnership interest in Northern Border Pipeline in the second quarter of 2006. Operating income decreased to $105.1 million for the three-month period compared with $107.7 million for the same period last year. Excluding the gain on sale of assets, operating income increased to $315.1 million for the nine month-period compared with $305.2 million for the same period last year. Our Natural Gas Liquids Gathering and Fractionation segment and Natural Gas Liquids Pipelines segment benefited primarily from new supply connections that increased volumes gathered, transported, fractionated and sold. These increases were offset by decreased net margin in our Natural Gas Gathering and Processing segment, primarily due to lower natural gas volumes processed as a result of contract terminations in late 2006 and lower realized natural gas prices. In addition to the factors above, net margin increased for the nine months ended September 30, 2007, due to higher product price spreads and higher isomerization price spreads in our Natural Gas Liquids Gathering and Fractionation segment.

SIGNIFICANT ACQUISITIONS AND DIVESTITURES

Acquisition of NGL Pipeline - In October 2007, we completed the acquisition of an interstate natural gas liquids and refined petroleum products pipeline system and related assets from a subsidiary of Kinder Morgan for approximately $300 million. The system extends from Bushton and Conway, Kansas, to Chicago, Illinois, and transports, stores and delivers a full range of NGL and refined products. The FERC-regulated system spans 1,585 miles and has a capacity to transport up to 134 MBbl/d. The transaction includes approximately 978 MBbl of owned storage capacity, eight NGL terminals and a 50 percent ownership of the Heartland Pipeline Company (Heartland). ConocoPhillips owns the other 50 percent of Heartland and is the managing partner of the Heartland joint venture, which consists primarily of three refined products terminals and connecting pipelines. Financing for this transaction came from the proceeds of our September 2007 issuance of $600 million 6.85 percent Senior Notes due 2037 (2037 Notes). See Note F of the Notes to Consolidated Financial Statements in this Quarterly

Report on Form 10-Q for additional information about the debt issuance. These assets will be included in our Natural Gas Liquids Pipelines segment.

ONEOK Transactions - In April 2006, we completed the acquisition and consolidated certain companies comprising ONEOK’s former gathering and processing, natural gas liquids, and pipelines and storage segments (collectively, the ONEOK Energy Assets) in a series of transactions (collectively the ONEOK Transactions). This acquisition is accounted for in our Natural Gas Gathering and Processing, Natural Gas Pipelines, Natural Gas Liquids and Fractionation, and Natural Gas Liquids Pipelines segments.

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

Disposition of 20 Percent Partnership Interest in Northern Border Pipeline - In April 2006, we completed the sale of a 20 percent partnership interest in Northern Border Pipeline to TC PipeLines for approximately $297 million to help finance the acquisition of the ONEOK Energy Assets. We recorded a gain on the sale of approximately $113.9 million in the second quarter of 2006. We and TC PipeLines each now own a 50 percent interest in Northern Border Pipeline and an affiliate of TransCanada became the operator of the pipeline in April 2007. Effective January 1, 2006, our interest in Northern Border Pipeline is accounted for as an investment under the equity method in our Natural Gas Pipelines segment.

Acquisition of Guardian Pipeline Interests - In April 2006, we acquired the 66-2/3 percent interest in Guardian Pipeline not previously owned by us for approximately $77 million, increasing our ownership to 100 percent. We used borrowings from our credit facility to fund the acquisition of the additional interest in Guardian Pipeline. Guardian Pipeline is consolidated in our consolidated financial statements and reported in our Natural Gas Pipelines segment as of January 1, 2006.

CAPITAL PROJECTS

Overland Pass Pipeline Company - In May 2006, we entered into an agreement with a subsidiary of The Williams Companies, Inc. (Williams) to form a joint venture called Overland Pass Pipeline Company. Overland Pass Pipeline Company will build a 760-mile natural gas liquids pipeline from Opal, Wyoming, to the Mid-Continent natural gas liquids market center in Conway, Kansas. The pipeline will be initially designed to transport approximately 110 MBbl/d of NGLs, which can be increased to approximately 150 MBbl/d with additional pump facilities. During 2006, we paid $11.6 million to Williams for the acquisition of our interest in the joint venture and for reimbursement of initial capital expenditures. As the 99 percent owner of the joint venture, we will manage the construction project, advance all costs associated with construction and operate the pipeline. Within two years of the pipeline becoming operational, Williams will have the option to increase its ownership up to 50 percent by reimbursing us for its proportionate share of all construction costs. If Williams exercises its option to increase its ownership to the full 50 percent, Williams would have the option to become operator. This project has received the required approvals of various state and federal regulatory authorities and construction of the pipeline has begun, with start up scheduled for early 2008.

As part of a long-term agreement, Williams dedicated its NGL production from two of its natural gas processing plants in Wyoming to the joint-venture company. We will provide downstream fractionation, storage and transportation services to

Williams. The pipeline project is currently estimated to cost approximately $535 million, excluding AFUDC. Since our initial estimate in early 2006, there has been a significant increase in the demand for pipeline construction-related services, which has led to higher rates, particularly for construction labor and equipment. Additionally due to the extended permitting process, the construction period will occur during the winter months, which will contribute to added construction costs. The severity of the winter conditions could further impact our cost estimates. In addition, we currently expect to invest approximately $216 million, excluding AFUDC, to expand our existing fractionation capabilities and the capacity of our natural gas liquids distribution pipelines. Financing for the projects may include a combination of short- or long-term debt or equity. Overland Pass Pipeline Company is included in our Natural Gas Liquids Pipelines segment while the associated expansions are included in our Natural Gas Liquids Gathering and Fractionation segment and Natural Gas Liquids Pipelines segment.

Piceance Lateral Pipeline - In March 2007, we announced that Overland Pass Pipeline Company plans to construct a 150-mile lateral pipeline with capacity to transport as much as 100 MBbl/d of NGLs from the Piceance Basin in Colorado to the Overland Pass Pipeline. Williams announced that it intends to construct a new natural gas processing plant in the Piceance Basin and will dedicate its NGL production from that plant and an existing plant to be delivered into the lateral pipeline. This project requires the approval of various state and federal regulatory authorities. Assuming we obtain the required regulatory approvals, we currently expect construction of this lateral pipeline to begin in late 2008 and be completed in early 2009, at a current cost estimate of approximately $120 million, excluding AFUDC. This project is in our Natural Gas Liquids Pipelines segment.

Arbuckle Pipeline Natural Gas Liquids Pipeline Project - In March 2007, we announced plans to build the 440-mile Arbuckle Pipeline, a natural gas liquids pipeline from southern Oklahoma through northern Texas and continuing on to the Texas Gulf Coast, at a current estimated cost of approximately $260 million, excluding AFUDC. The Arbuckle Pipeline will have the capacity to transport 160 MBbl/d of raw natural gas liquids and will interconnect with our existing Mid-Continent infrastructure and our fractionation facility in Mont Belvieu, Texas, and other Gulf Coast-area fractionators. The expansion project is expected to be complete by early 2009. This project is in our Natural Gas Liquids Pipelines segment.

Williston Basin Gas Processing Plant Expansion - In March 2007, we announced the expansion of our Grasslands natural gas processing facility in North Dakota at a cost of approximately $30 million, excluding AFUDC. The Grasslands facility is our largest natural gas processing plant in the Williston Basin. The expansion will increase processing capacity to approximately 100 MMcf/d from its current capacity of 63 MMcf/d as well as increasing fractionation capacity to approximately 12 MBbl/d from 8 MBbl/d. The expansion project is expected to come on line in phases starting in the fourth quarter of 2007 through the second quarter of 2008. This project is in our Natural Gas Gathering and Processing segment.

Fort Union Gas Gathering Expansion Project - In January 2007, our Crestone Powder River, L.L.C. subsidiary announced that Fort Union Gas Gathering will double its existing gathering pipeline capacity by adding 148 miles of new gathering lines and 649 MMcf/d of additional capacity in the Powder River basin. The expansion is expected to cost approximately $110 million, excluding AFUDC, which will be financed within the Fort Union Gas Gathering partnership and will occur in two phases, with 240 MMcf/d expected to be in service by the fourth quarter of 2007 and 409 MMcf/d by the first quarter of 2008. The additional capacity has been fully subscribed for 10 years beginning with the in-service date of the expansion. Crestone Powder River, L.L.C. owns approximately 37 percent of Fort Union Gas Gathering. This project is in our Natural Gas Gathering and Processing segment and is accounted for under the equity method of accounting.

Guardian Pipeline Expansion and Extension Project - In October 2006, Guardian Pipeline filed its application for a certificate of public convenience and necessity with the FERC for authorization to construct and operate approximately 119 miles of new pipeline with capacity to transport 537 MMcf/d. Guardian Pipeline received its Final Environmental Impact Statement from the FERC in October 2007. The pipeline expansion will extend Guardian Pipeline from the Milwaukee, Wisconsin, area to the Green Bay, Wisconsin, area. The project is supported by long-term shipper commitments. The cost of the project is currently estimated to be $250 million, excluding AFUDC, with a targeted in-service date of November 2008. This project is in our Natural Gas Pipelines segment.

Midwestern Gas Transmission Eastern Extension Project - In March 2006, Midwestern Gas Transmission accepted the certificate of public convenience and necessity issued by the FERC for its Eastern Extension Project. An organization that is opposed to, and includes landowners affected by, the project filed a request for rehearing and for a stay of the March 2006 Order. In August 2006, the FERC denied those requests. In July 2007, we received FERC authorization to construct, which is a notice to proceed. Construction has begun and the pipeline extension is anticipated to be in service in the fourth quarter of 2007. The Eastern Extension Project will add approximately 31 miles of pipeline with capacity to transport 120 MMcf/d and total capital expenditures are currently estimated to be $41 million, excluding AFUDC. This project is in our Natural Gas Pipelines segment.

IMPACT OF NEW ACCOUNTING STANDARDS

Information about the impact of Statement 157, “Fair Value Measurements,” Statement 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” FIN 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” and EITF 07-4, “Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships” is included in Note A of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

FINANCIAL AND OPERATING RESULTS

Consolidated Operations

Selected Financial Information - The following table sets forth certain selected consolidated financial information for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
Financial Results	2007	2006	2007	2006
	(Thousands of dollars)
Operating revenue	$1,410,257	$1,218,541	$3,954,245	$3,562,013
Cost of sales and fuel	1,196,373	1,007,075	3,317,421	2,935,374
Net margin	213,884	211,466	636,824	626,639
Operating costs	80,079	76,312	237,383	227,146
Depreciation and amortization	28,800	27,517	84,326	94,269
Gain on sale of assets	111	36	1,935	115,402
Operating income	$105,116	$107,673	$317,050	$420,626

Equity earnings from investments	$22,162	$22,788	$64,975	$72,750
Interest expense	$33,510	$32,670	$99,313	$99,891
Minority interests in income of consolidated subsidiaries	$125	$134	$302	$2,272

Operating Results - Net margin increased for the three months ended September 30, 2007, primarily due to our Natural Gas Liquids Gathering and Fractionation segment and Natural Gas Liquids Pipelines segment, which benefited primarily from new supply connections that increased volumes gathered, transported, fractionated and sold. These increases were offset by decreased net margin in our Natural Gas Gathering and Processing segment, primarily due to lower natural gas volumes processed as a result of contract terminations in late 2006 and lower realized natural gas prices. In addition to the factors above, net margin increased for the nine months ended September 30, 2007, due to higher product price spreads and higher isomerization price spreads in our Natural Gas Liquids Gathering and Fractionation segment.

Operating costs increased for the three and nine months ended September 30, 2007, primarily due to higher employee-related costs and the acquisition of the Mont Belvieu storage business in the fourth quarter of 2006. The three-month period was also impacted by higher contract service costs at certain storage facilities.

Depreciation and amortization decreased for the nine months ended September 30, 2007, primarily due to a goodwill and asset impairment charge of $11.8 million recorded in the second quarter of 2006 related to Black Mesa Pipeline, Inc., which is included in our Other segment.

Gain on sale of assets decreased for the nine months ended September 30, 2007, primarily due to the $113.9 million gain on sale of a 20 percent partnership interest in Northern Border Pipeline recorded in the second quarter of 2006 in our Natural Gas Pipelines segment.

Equity earnings from investments for the three and nine months ended September 30, 2007 and 2006, primarily include earnings from our interest in Northern Border Pipeline. The decrease in equity earnings from investments for the nine-month period is primarily due to the decrease in our share of Northern Border Pipeline’s earnings from 70 percent in the first quarter of 2006 to 50 percent beginning in the second quarter of 2006. See page 23 for discussion of the disposition of the 20 percent partnership interest in Northern Border Pipeline.

Minority interest in income of consolidated subsidiaries decreased for the nine months ended September 30, 2007, compared with the same period in 2006, primarily due to our acquisition of the remaining interest in Guardian Pipeline. Minority interest in income of consolidated subsidiaries for the nine months ended September 30, 2006, included the 66-2/3 percent interest in Guardian Pipeline that we did not own until April 2006. We owned 100 percent of Guardian Pipeline beginning in April 2006, resulting in no minority interest in income of consolidated subsidiaries related to Guardian Pipeline after March 31, 2006.

Additional information regarding our results of operations is provided in the following discussion of operating results for each of our segments.

Natural Gas Gathering and Processing

Overview - Our former gathering and processing segment is now called our Natural Gas Gathering and Processing segment.

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

Through gathering systems, natural gas volumes are aggregated for removal of water vapor, solids and other contaminants and to extract NGLs in order to provide marketable natural gas, commonly referred to as residue gas. When the liquids are separated from the raw natural gas at the processing plants, the liquids are in the form of a mixed NGL stream. This mixed NGL stream is generally shipped to fractionators, where by applying heat and pressure, the raw NGL stream is separated into marketable products, such as ethane/propane mix, propane, iso-butane, normal butane and natural gasoline (collectively, NGL products). These NGL products can then be stored, transported and marketed to a diverse customer base.

Selected Financial and Operating Information - The following tables set forth certain selected financial and operating results for our Natural Gas Gathering and Processing segment for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
Financial Results	2007	2006	2007	2006
	(Thousands of dollars)
Natural gas liquids and condensate sales	$168,668	$176,165	$455,122	$488,899
Gas sales	143,956	169,545	472,340	543,833
Gathering, compression, dehydration and processing fees and other revenue	36,327	33,211	107,127	94,804
Cost of sales and fuel	261,326	279,476	785,193	849,561
Net margin	87,625	99,445	249,396	277,975
Operating costs	31,808	32,714	96,399	97,351
Depreciation and amortization	11,277	10,520	33,544	31,588
Gain on sale of assets	10	7	1,823	372
Operating income	$44,550	$56,218	$121,276	$149,408

Equity earnings from investments	$6,180	$5,741	$19,518	$16,440

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Information	2007	2006	2007	2006
Total gas gathered (BBtu/d)	1,170	1,202	1,168	1,165
Total gas processed (BBtu/d)	617	1,017	615	980
Natural gas liquids sales (MBbl/d)	37	43	37	42
Natural gas sales (BBtu/d)	289	324	279	307
Capital expenditures (Thousands of dollars)	$32,026	$13,898	$70,859	$36,296
Realized composite NGL sales price ($/gallon)	$1.09	$1.02	$0.97	$0.95
Realized condensate sales price ($/Bbl)	$69.05	$51.79	$61.25	$56.75
Realized natural gas sales price ($/MMBtu)	$5.41	$5.68	$6.20	$6.48
Realized gross processing spread ($/MMBtu)	$5.54	$6.34	$4.56	$5.27

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Percent of proceeds
Wellhead purchases (MMBtu/d)	76,841	117,310	86,361	123,041
NGL sales (Bbl/d)	5,680	7,875	5,911	7,408
Residue sales (MMBtu/d)	34,691	30,375	32,252	29,550
Condensate sales (Bbl/d)	681	1,098	695	1,111
Percentage of total net margin	53%	53%	56%	58%
Fee-based
Wellhead volumes (MMBtu/d)	1,170,030	1,202,100	1,168,360	1,165,159
Average rate ($/MMBtu)	$0.26	$0.23	$0.26	$0.22
Percentage of total net margin	32%	26%	32%	26%
Keep-whole
NGL shrink (MMBtu/d)	22,056	37,078	23,555	37,009
Plant fuel (MMBtu/d)	2,605	5,074	2,785	4,932
Condensate shrink (MMBtu/d)	1,733	3,421	2,299	3,297
Condensate sales (Bbl/d)	351	703	465	677
Percentage of total net margin	15%	21%	12%	16%

Operating Results - Net margin decreased $11.8 million for the three months ended September 30, 2007, compared with the same period last year, primarily due to:

•	$10.0 million decrease from lower volumes processed as a result of contract terminations in late 2006,
•

$3.9 million decrease primarily due to lower processed volumes associated with summer flooding in the Mid-Continent region and reduced processing capacity due to a shutdown to install additional processing and fractionation capacity at our Grasslands plant located in the Williston Basin, and

•	$2.9 million decrease primarily due to lower realized natural gas prices, partially offset by
•	$5.0 million increase in fee margins primarily from improved contractual terms in our gathering business.

Net margin decreased $28.6 million for the nine months ended September 30, 2007, compared with the same period last year, primarily due to:

•	$20.9 million decrease from lower volumes processed as a result of contract terminations in late 2006,
•	$13.5 million decrease primarily due to lower realized natural gas prices, and
•

$4.9 million decrease due to lower volumes processed primarily associated with winter storms and summer flooding in the Mid-Continent region and reduced processing capacity due to a shutdown to install additional processing and fractionation capacity at our Grasslands plant, partially offset by

•	$10.7 million increase in fee margins primarily from improved contractual terms in our gathering business.

Depreciation and amortization and capital expenditures increased for both the three- and nine-month periods. The increase in depreciation and amortization primarily relates to increased depreciation expense associated with our capital projects, which are discussed beginning on page 23.

The increase in earnings from investments for both the three- and nine-month periods is driven primarily by the earnings related to distributions recorded in these periods from our 10.2 percent interest in Venice Energy Services Company, L.L.C., which is accounted for under the cost method.

Our Natural Gas Gathering and Processing segment is exposed to commodity price risk, primarily from NGLs, as a result of our contractual obligations for services provided. A small percentage of our services are provided through keep-whole arrangements. Our realized gross processing spread for the periods reported was above the five-year average of $2.55 per MMBtu. Based on current market conditions, the gross processing spread for the remainder of 2007 is expected to be above the five-year average. See discussion regarding our commodity price risk beginning on page 38 under “Commodity Price Risk” in Item 3, Quantitative and Qualitative Disclosures about Market Risk.

Natural Gas Pipelines

Overview - Our Natural Gas Pipelines segment is comprised of our previous interstate pipeline segment and the natural gas operations of our previous pipelines and storage segment.

The segment primarily operates interstate and intrastate natural gas transmission pipelines, natural gas storage facilities and non-processable natural gas gathering facilities. We also provide interstate natural gas transportation and storage service in accordance with Section 311(a) of the Natural Gas Policy Act.

Our interstate natural gas pipeline assets transport natural gas through FERC-regulated interstate natural gas pipelines in Montana, North Dakota, South Dakota, Minnesota, Wisconsin, Iowa, Illinois, Indiana, Kentucky, Tennessee, Oklahoma, Texas and New Mexico. Our pipelines include Midwestern Gas Transmission, Guardian Pipeline, Viking Gas Transmission, OkTex Pipeline and a 50 percent interest in Northern Border Pipeline.

Our intrastate natural gas pipeline assets in Oklahoma have access to the major natural gas producing areas and transport natural gas throughout the state. We also have access to the major natural gas producing area in south central Kansas. In Texas, our intrastate natural gas pipelines are connected to the major natural gas producing areas in the Texas panhandle and the Permian Basin, and transport natural gas to the Waha Hub, where other pipelines may be accessed for transportation east to the Houston Ship Channel market, north into the Mid-Continent market and west to the California market.

We own or reserve storage capacity in five underground natural gas storage facilities in Oklahoma, three underground natural gas storage facilities in Kansas and three underground natural gas storage facilities in Texas.

Our transportation contracts for our regulated natural gas activities are based upon rates stated in our tariffs. Tariffs specify the maximum rates customers can be charged, which can be discounted to meet competition if necessary, and the general terms and conditions for pipeline transportation service, which are established in FERC or appropriate state jurisdictional agency proceedings known as rate cases. In Texas and Kansas, natural gas storage service is a fee business that may be regulated by the state in which the facility operates and by the FERC for certain types of services. In Oklahoma, natural gas gathering and natural gas storage operations are not subject to rate regulation and have market-based rate authority from the FERC for certain types of services.

Our Natural Gas Pipelines segment’s revenues are typically derived from fee services from the following types of contracts.

•

Firm Service - Customers can reserve a fixed quantity of pipeline or storage capacity for the term of their contract. Under this type of contract, the customer pays a fixed fee for a specified quantity regardless of their actual usage. The customer then typically pays incremental fees, known as commodity charges, that are based upon the actual volume of natural gas they transport or store and/or we may retain a specified volume of natural gas in-kind for fuel. Under the firm service contract, the customer is generally guaranteed access to the capacity they reserve.

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

Our Natural Gas Pipelines segment’s assets consist of the following:

•	approximately 1,270 miles of FERC-regulated interstate natural gas pipelines with approximately 2.0 Bcf/d of peak transportation capacity,
•	approximately 5,700 miles of intrastate natural gas gathering and state-regulated intrastate transmission pipelines with peak transportation capacity of approximately 2.9 Bcf/d,
•	11 underground natural gas storage facilities in Oklahoma, Kansas and Texas with active working gas capacity of approximately 51.6 Bcf, and
•	our 50 percent interest in Northern Border Pipeline.

See Part I, Item 1, “Business,” for our former pipelines and storage segment and our interstate segment in our Annual Report on Form 10-K for the year ended December 31, 2006 for discussion of market condition and seasonality.

Selected Financial and Operating Information - The following tables set forth certain selected financial and operating results for our Natural Gas Pipelines segment for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
Financial Results	2007	2006	2007	2006
	(Thousands of dollars)
Transportation revenue	$55,641	$55,814	$171,543	$176,568
Storage revenue	13,579	11,839	40,984	36,996
Gas sales and other revenue	4,144	19,294	7,198	26,183
Cost of sales	13,117	25,838	40,045	54,567
Net margin	60,247	61,109	179,680	185,180
Operating costs	24,109	22,750	69,953	66,883
Depreciation and amortization	8,089	8,219	24,246	24,687
Gain on sale of assets	73	-	79	114,867
Operating income	$28,122	$30,140	$85,560	$208,477

Equity earnings from investments	$16,493	$16,943	$45,275	$56,062
Minority interest in income of consolidated subsidiaries	$103	$134	$280	$2,272

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Information (a)	2007	2006	2007	2006
Natural gas transported (MMcf/d)	3,378	3,512	3,524	3,664
Average natural gas price Mid-continent region ($/MMBtu)	$5.42	$5.77	$6.08	$6.19
Capital expenditures (Thousands of dollars)	$43,708	$18,946	$88,861	$30,576

(a) Includes volumes for consolidated entities only.

Operating Results - Net margin decreased $0.9 million and $5.5 million for the three and nine months ended September 30, 2007, respectively, compared with the same periods last year, due to the following:

•	a decrease of $1.9 million and $6.4 million, respectively, from natural gas transportation revenues as a result of higher fuel costs and lower throughput,
•

a decrease of $0.8 million and $2.3 million, respectively, due to the expiration of the amortization of reimbursements associated with an intrastate natural gas transportation construction project in Oklahoma, and

•	a decrease of $0.3 million and $1.3 million, respectively, due to a reduction in operational natural gas inventory sales, partially offset by
•	an increase of $1.9 million and $4.5 million, respectively, from natural gas storage as a result of new and renegotiated contracts.

Operating costs increased $1.4 million and $3.1 million for the three and nine months ended September 30, 2007, respectively, compared with the same periods last year, primarily due to higher employee-related costs.

During the second quarter of 2006, we sold a 20 percent partnership interest in Northern Border Pipeline and recorded a gain on sale of approximately $113.9 million.

Equity earnings from investments for the three and nine months ended September 30, 2007 and 2006, primarily include earnings from our interest in Northern Border Pipeline. The decrease in equity earnings from investments of $10.8 million for the nine months ended September 30, 2007, compared with the same period last year, is primarily due to the decrease in our share of Northern Border Pipeline’s earnings from 70 percent in the first quarter of 2006 to 50 percent beginning in the second quarter of 2006. See page 23 for discussion of the disposition of the 20 percent partnership interest in Northern Border Pipeline.

Minority interest in income of consolidated subsidiaries for the nine months ended September 30, 2006, included the 66-2/3 percent interest in Guardian Pipeline. In April 2006, we acquired 100 percent of Guardian Pipeline, resulting in no minority interest in income of consolidated subsidiaries related to Guardian Pipeline after March 31, 2006.

The increase in capital expenditures for the three and nine months ended September 30, 2007, compared with the same periods last year, is driven primarily by our capital projects, which are discussed beginning on page 23.

Natural Gas Liquids Gathering and Fractionation

Overview - Our former natural gas liquids segment is now called our Natural Gas Liquids Gathering and Fractionation segment.

The segment primarily gathers, treats and fractionates raw NGLs produced by natural gas processing plants located in Oklahoma, Kansas, the Texas panhandle and the Texas Gulf Coast, and stores and markets purity NGL products. We connect the NGL production basins in Oklahoma, Kansas and the Texas panhandle with the key NGL market centers in Conway, Kansas, and Mont Belvieu, Texas.

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

Selected Financial and Operating Information - The following tables set forth certain selected financial and operating results for our Natural Gas Liquids Gathering and Fractionation segment for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
Financial Results	2007	2006	2007	2006
	(Thousands of dollars)
Natural gas liquids and condensate sales	$1,054,107	$870,860	$2,847,706	$2,478,056
Storage and fractionation revenue	65,990	46,800	200,958	140,552
Cost of sales and fuel	1,071,270	879,744	2,893,369	2,496,405
Net margin	48,827	37,916	155,295	122,203
Operating costs	17,787	14,300	49,387	41,451
Depreciation and amortization	6,439	5,368	17,525	16,134
Gain on sale of assets	27	27	31	38
Operating income	$24,628	$18,275	$88,414	$64,656

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Information	2007	2006	2007	2006
Natural gas liquids gathered (MBbl/d)	232	208	222	205
Natural gas liquids sales (MBbl/d)	223	201	221	202
Natural gas liquids fractionated (MBbl/d)	370	326	346	315
Conway-to-Mont Belvieu OPIS average spread Ethane/Propane mixture ($/gallon)	$0.05	$0.06	$0.05	$0.04
Capital expenditures (Thousands of dollars)	$20,378	$6,485	$42,912	$14,462

Operating Results - Net margin increased $10.9 million for the three months ended September 30, 2007, compared with the same period last year, primarily due to the following:

•	$6.8 million due to higher exchange net margin driven by increased volumes from new supply connections and increased fractionation volumes at our Mont Belvieu fractionator,

•	$2.6 million in increased optimization margins due to increased marketing volumes from new supply connections, and
•	$1.5 million due to new storage contracts entered into in the second quarter of 2007 and our acquisition of the Mont Belvieu storage business in the fourth quarter of 2006.

Net margin increased $33.1 million for the nine months ended September 30, 2007, compared with the same period last year, due to the following:

•

$13.2 million due to higher exchange net margin primarily driven by increased volumes due to new supply connections, improved natural gas processing economics, and increased fractionation volumes at our Mont Belvieu fractionator,

•	$13.1 million due to higher product price spreads and higher isomerization price spreads, and
•	$6.8 million due to new storage contracts entered into in the second quarter of 2007 and our acquisition of the Mont Belvieu storage business in the fourth quarter of 2006.

Operating costs increased for the three-month period primarily due to higher contract service costs at our storage facilities and employee-related costs, as well as the acquisition of the Mont Belvieu storage business in the fourth quarter of 2006.

Operating costs increased for the nine-month period primarily due to higher employee-related costs and general taxes, as well as the acquisition of the Mont Belvieu storage business in the fourth quarter of 2006.

The increase in capital expenditures for the three and nine months ended September 30, 2007, compared with the same periods last year, is driven primarily by our growth activities for new supply connections. See discussion of our capital projects beginning on page 23.

Natural Gas Liquids Pipelines

Overview - Our Natural Gas Liquids Pipelines segment is comprised of the natural gas liquids assets of our previous pipelines and storage segment.

This segment operates FERC-regulated natural gas liquids gathering and distribution pipelines. Our natural gas liquids gathering pipelines deliver raw NGLs gathered in Oklahoma, Kansas and the Texas panhandle to our Mid-Continent fractionation facilities in Medford, Oklahoma. Our natural gas liquids distribution pipelines primarily deliver purity NGL products to the NGL market hubs in Conway, Kansas, and Mont Belvieu, Texas. Through our acquisition of the NGL assets from Kinder Morgan, we acquired terminal and storage facilities as well as natural gas liquids and refined products pipelines that connect our Mid-Continent assets with the Midwest markets near Chicago, Illinois. We operate more than 4,020 miles of FERC-regulated natural gas liquids gathering and distribution pipelines in Oklahoma, Kansas, Nebraska, Missouri, Iowa, Illinois and Texas. We have terminal and storage facilities in Missouri, Nebraska, Iowa, and Illinois. We own NGL storage facilities primarily used for operational purposes totaling 978 MBbl.

Operating revenue for this segment is derived from transporting product under our FERC-regulated tariffs. Tariffs specify the rates we can charge our customers and the general terms and conditions for natural gas liquids transportation service on our pipelines. The FERC also permits natural gas liquids pipelines to adjust rates in accordance with a methodology based on changes in the producer price index for finished goods or to establish rates based on agreements with unaffiliated shippers. Our tariffs include specifications regarding the receipt and delivery of natural gas liquids at points along the pipeline systems.

Our Natural Gas Liquids Pipelines segment’s assets consist of the following:

•	approximately 720 miles of FERC-regulated natural gas liquids gathering pipelines with peak capacity of approximately 93 MBbl/d,
•	approximately 3,300 miles of FERC-regulated natural gas liquids distribution pipelines with peak transportation capacity of 434 MBbl/d,
•	eight product terminals in Missouri, Nebraska, Iowa and Illinois, and
•	above and below ground storage facilities with 978 MBbl operating capacity.

See Part I, Item 1, “Business,” for our former pipelines and storage segment in our Annual Report on Form 10-K for the year ended December 31, 2006 for discussion of market condition and seasonality.

Selected Financial and Operating Information - The following tables set forth certain selected financial and operating results for our Natural Gas Liquids Pipelines segment for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
Financial Results	2007	2006	2007	2006
	(Thousands of dollars)
Transportation and gathering revenue	$19,671	$16,548	$56,181	$49,002
Gas sales and other revenue	1	58	13	62
Cost of sales and fuel	1,691	1,486	4,261	4,758
Net margin	17,981	15,120	51,933	44,306
Operating costs	5,648	4,742	16,551	14,334
Depreciation and amortization	2,987	3,010	8,990	9,047
Gain on sale of assets	1	2	2	6
Operating income	$9,347	$7,370	$26,394	$20,931

Equity earnings from investments	$(511)	$104	$182	$248
Minority interest in income of consolidated subsidiaries	$22	$-	$22	$-

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Information	2007	2006	2007	2006
Natural gas liquids transported (MBbl/d)	225	199	219	200
Natural gas liquids gathered (MBbl/d)	84	61	78	58
Capital expenditures (Thousands of dollars)	$102,057	$21,698	$197,975	$32,462

Operating Results - Net margin increased $2.9 million and $7.6 million for the three months and nine months ended September 30, 2007, respectively, compared with the same periods last year, primarily as a result of increased throughput from new supply connections.

Operating costs increased $0.9 million for the three months ended September 30, 2007, compared with the same period last year, due to increased expenditures for materials and outside services, and higher employee-related costs.

Operating costs increased $2.2 million for the nine months ended September 30, 2007, compared with the same period last year, due to higher employee-related costs and general taxes.

The increase in capital expenditures for the three and nine months ended September 30, 2007, compared with the same periods last year, is driven primarily by our growth activities. See discussion of our capital projects beginning on page 23.

LIQUIDITY AND CAPITAL RESOURCES

General - Our principal sources of liquidity include cash generated from operating activities, bank credit facilities, debt issuances and the sale of limited partner units. We fund our operating expenses, debt service and cash distributions to our limited partners and general partner primarily with operating cash flow.

Part of our growth strategy is to expand our existing businesses and strategically acquire related businesses that strengthen and complement our existing assets. Capital resources for acquisitions and maintenance and growth expenditures may be funded by a variety of sources, including those listed above as our principal sources of liquidity. Our ability to access capital markets for debt and equity financing under reasonable terms depends on our financial condition, credit ratings and market conditions. During the three and nine months ended September 30, 2007 and 2006, our capital expenditures were financed through operating cash flows and short- and long-term debt. Capital expenditures for the first nine months of 2007 were $400.6 million, compared with $114.8 million for the same period in 2006, exclusive of acquisitions. The increase in capital expenditures for 2007 compared with 2006 is driven primarily by our capital projects, which are discussed beginning on page 23.

We believe that our ability to obtain financing and our history of consistent cash flow from operating activities provide a solid foundation to meet our future liquidity and capital resource requirements.

Financing - Financing is provided through available cash, our amended and restated revolving credit agreement (2007 Partnership Credit Agreement) and long-term debt. Other options to obtain financing include, but are not limited to, issuance of limited partner units, issuance of hybrid securities such as any trust preferred security or deferrable interest subordinated debt issued by us or any business trusts and sale/leaseback of facilities.

The total amount of short-term borrowings authorized by our general partner’s Board of Directors is $1.5 billion. At September 30, 2007, we had no letters of credit issued, $365 million in borrowings outstanding under the 2007 Partnership Credit Agreement and available cash of approximately $794.4 million. The $365 million in borrowings was repaid in October 2007. Additionally, we had no borrowings drawn under the $10 million Guardian Pipeline revolving credit agreement. The Guardian Pipeline revolving credit agreement terminates in November 2007. Subsequent to repaying the $365 million in borrowings and closing the Kinder Morgan acquisition, we have approximately $1.0 billion available under our 2007 Partnership Credit Agreement.

In July 2007, we exercised the accordion feature of our 2007 Partnership Credit Agreement to increase the commitment amounts by $250 million to a total of $1.0 billion.

Our 2007 Partnership Credit Agreement and Guardian Pipeline’s revolving note agreement contain typical covenants as discussed in Note E of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q and Note E of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006. At September 30, 2007, we were in compliance with all covenants.

Debt Issuance - In September 2007, we completed an underwritten public offering of $600 million aggregate principal amount of 6.85 percent Senior Notes due 2037. The 2037 Notes were issued under our existing shelf registration statement filed with the SEC. For more information regarding the 2037 Notes, refer to discussion in Note F of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Capitalization Structure - The following table sets forth our capitalization structure for the periods indicated.

	September 30, 2007	December 31, 2006
Long-term Debt	55%	48%
Equity	45%	52%
Debt (including notes payable)	58%	48%
Equity	42%	52%

Credit Ratings - Our credit ratings as of September 30, 2007, are shown in the table below.

Rating Agency	Rating	Outlook
Moody’s	Baa2	Stable
S&P	BBB	Stable

Our credit ratings may be affected by a material change in our financial ratios or a material event affecting our business. The most common criteria for assessment of our credit ratings are the debt-to-EBITDA ratio, interest coverage, business risk profile and liquidity. If our credit ratings were downgraded, the interest rates on the 2007 Partnership Credit Agreement borrowings would increase, resulting in an increase in our cost to borrow funds.

Our $250 million and $225 million long-term notes payable, due 2010 and 2011, respectively, contain provisions that require us to offer to repurchase the senior notes at par value if either our Moody’s or S&P credit rating falls below investment grade (Baa3 for Moody’s and BBB- for S&P) and the investment grade ratings are not reinstated within a period of 40 days. Further, the indentures governing our senior notes due 2010 and 2011 include an event of default upon acceleration of other indebtedness of $25 million or more and the indentures governing our senior notes due 2012, 2016, 2036 and 2037 include an event of default upon the acceleration of other indebtedness of $100 million or more that would be triggered by such an offer to repurchase. Such an event of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding senior notes due 2010, 2011, 2012, 2016, 2036 and 2037 to declare those notes immediately due and payable in full. We may not have sufficient cash on hand to repurchase and repay any accelerated senior notes, which may cause us to borrow money under our credit facilities or seek alternative financing sources to finance the repurchases and repayment. We could also face difficulties accessing capital or our borrowing costs could increase, impacting our ability to obtain financing for acquisitions or capital expenditures, to refinance indebtedness and to fulfill our debt obligations. A decline in our credit rating below investment grade may also require us to provide security to our counterparties in the form of cash, letters of credit or other negotiable instruments.

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

2007 Projected Capital Expenditures	Growth	Maintenance	Total
	(Millions of dollars)
Natural Gas Gathering and Processing	$65	$22	$87
Natural Gas Pipelines	109	23	132
Natural Gas Liquids Gathering and Fractionation	127	17	144
Natural Gas Liquids Pipelines	448	3	451
Total projected capital expenditures	$749	$65	$814

Additional information about these projects is included under “Capital Projects” beginning on page 23. Financing for these projects may include borrowings under the 2007 Partnership Credit Agreement.

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

We paid $246.2 million and $156.7 million to our common and Class B unitholders, for the nine months ended September 30, 2007 and 2006, respectively. We also paid our general partner $39.8 million and $16.8 million for its general partner and incentive distribution interests for the nine months ended September 30, 2007 and 2006, respectively.

The following summarizes our quarterly cash distribution activity for 2007:

•	In January 2007, we increased our cash distribution to $0.98 per unit for the fourth quarter of 2006, which was paid on February 14, 2007, to unitholders of record on January 31, 2007.
•	In April 2007, we increased our cash distribution to $0.99 per unit for the first quarter of 2007. The distribution was paid on May 14, 2007, to unitholders of record as of April 30, 2007.
•	In July 2007, we increased our cash distribution to $1.00 per unit for the second quarter of 2007. The distribution was paid on August 14, 2007, to unitholders of record on July 31, 2007.
•

In October 2007, we increased our cash distribution to $1.01 per unit ($4.04 per unit on an annualized basis) for the third quarter of 2007. The distribution will be paid on November 14, 2007, to unitholders of record on October 31, 2007.

ENVIRONMENTAL LIABILITIES

We are subject to multiple environmental laws and regulations affecting many aspects of our present and future operations, including air emissions, water quality, wastewater discharges, solid wastes and hazardous material and substance management. These laws and regulations generally require us to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals. Failure to comply with these laws, regulations, permits and licenses may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. If an accidental leak or spill of hazardous materials occurs from our pipelines or facilities, in the process of transporting natural gas or NGLs, or at any facility that we own, operate or otherwise use, we could be held jointly and severally liable for all resulting liabilities, including investigation and clean-up costs, which could materially affect our results of operations and cash flows. In addition, emission controls required under the federal Clean Air Act and other similar federal and state laws could require unexpected capital expenditures at our facilities. We cannot assure that existing environmental regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from customers, could have a material adverse effect on our business, financial condition and results of operations.

Our expenditures for environmental evaluation and remediation to date have not been significant in relation to our results of operations, and there were no material effects upon earnings during the three and nine months ended September 30, 2007 or 2006 related to compliance with environmental regulations.

CASH FLOW ANALYSIS

Operating Cash Flows - Operating cash flows increased by $83.3 million for the nine months ended September 30, 2007, compared with the same period in 2006, primarily as a result of changes in the components of working capital. These changes increased operating cash flows by $152.0 million, compared with an increase of $69.0 million for the same period last year, primarily due to increases in accounts payable, partially offset by increases in accounts receivable. Operating cash flows also increased due to a decrease in income taxes as a result of our consolidation of the ONEOK Energy Assets, as of January 1, 2006, which were previously owned by a taxable entity.

Investing Cash Flows - Cash used in investing activities was $402.2 million for the nine months ended September 30, 2007, compared with $1.2 billion for the same period last year.

The decreased use of cash for the nine months ended September 30, 2007, was primarily related to the April 2006 purchase of the ONEOK Energy Assets, which included a cash payment of approximately $1.35 billion, and the acquisition of the 66-2/3 percent interest in Guardian Pipeline not previously owned by us for approximately $77 million. These decreases were offset by the sale of a 20 percent partnership interest in Northern Border Pipeline for approximately $297 million in 2006 and by increased capital expenditures of $285.8 million for the nine-month period in 2007 due to our capital projects. See page 23 for discussion of our capital projects.

Investing cash flows for 2006 also included the impact of the deconsolidation of Northern Border Pipeline and the consolidation of the ONEOK Energy Assets and Guardian Pipeline.

Financing Cash Flows - Cash used in financing activities was $656.8 million in 2007, compared with $790.4 million for the same period last year.

During the third quarter of 2007, we completed an underwritten public offering of senior notes totaling $598 million in net proceeds, before offering expenses, which were partially used to finance the acquisition of an interstate natural gas liquids and refined petroleum products pipeline system and related assets from a subsidiary of Kinder Morgan in October 2007.

During the third quarter of 2006, we completed the underwritten public offering of senior notes totaling $1.4 billion in net proceeds, before offering expenses. The use of these proceeds is discussed below.

We had net borrowings of approximately $359.0 million in the first nine months of 2007, compared with net payments of $202.0 million in the same period in 2006.

•	During 2007, the activity reflects borrowings to fund our capital program. In October 2007, we repaid our short-term borrowings using a portion of the proceeds from the senior notes issued in 2007.
•

During the second quarter of 2006, we borrowed $1.05 billion under our Bridge Facility to finance a portion of the acquisition of the ONEOK Energy Assets and $77 million under our revolving credit agreement to acquire the 66-2/3 percent interest in Guardian Pipeline. In the third quarter of 2006, the net proceeds from the senior notes issued in 2006 discussed above were used to repay all of the amounts outstanding under our Bridge Facility, and to repay $335 million of short-term debt.

We reported cash flows retained by ONEOK of $177.5 million in 2006, which represented the cash flows generated during the first quarter of 2006 by the ONEOK Energy Assets prior to the ONEOK Transactions.

In March 2006, we borrowed $33 million under our amended and restated five-year revolving credit agreement to redeem all of the outstanding Viking Gas Transmission Series A, B, C and D senior notes and paid a redemption premium of $3.6 million.

Cash distributions to our general and limited partners for 2007 were $286.0 million, compared with $173.5 million in the same period in 2006, an increase of $112.5 million, primarily due to the additional units that were issued to complete the ONEOK Transactions. We paid cash distributions of $2.97 per unit for the first nine months of 2007, compared with $2.63 per unit paid in the same period in 2006.

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

You should not place undue reliance on forward-looking statements. Known and unknown risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements. Those factors may affect our operations, markets, products, services and prices. In addition to any assumptions and other factors referred to specifically in connection with the forward-looking statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statement include, among others, the following:

•	the effects of weather and other natural phenomena on our operations, demand for our services and energy prices;
•	competition from other United States and Canadian energy suppliers and transporters as well as alternative forms of energy;
•	the capital intensive nature of our businesses;
•	the timing and extent of changes in commodity prices for natural gas, NGLs, electricity and crude oil;
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

•	our ability to control construction costs and completion schedules of our pipeline projects and other projects;
•	the ability to market pipeline capacity on favorable terms;
•	risks associated with adequate supply to our gathering, processing, fractionation and pipeline facilities, including production declines that outpace new drilling;
•	the mechanical integrity of facilities operated;
•	the effects of changes in governmental policies and regulatory actions, including changes with respect to income and other taxes, environmental compliance, authorized rates or recovery of gas costs;
•	changes in demand for the use of natural gas because of market conditions caused by concerns about global warming or changes in governmental policies and regulations due to climate change initiatives;

•

the results of administrative proceedings and litigation, regulatory actions and receipt of expected clearances involving regulatory authorities or any other local, state or federal regulatory body, including the FERC;

•	actions by rating agencies concerning our credit ratings;
•	the impact of unforeseen changes in interest rates, equity markets, inflation rates, economic recession and other external factors over which we have no control;
•	our ability to access capital at competitive rates or on terms acceptable to us;
•	demand for our services in the proximity of our facilities;
•	the profitability of assets or businesses acquired by us;
•	the risk that material weaknesses or significant deficiencies in our internal control over financial reporting could emerge or that minor problems could become significant;
•	the impact and outcome of pending and future litigation;
•	performance of contractual obligations by our customers;
•	the uncertainty of estimates, including accruals and costs of environmental remediation;
•	our ability to control operating costs; and
•	acts of nature, sabotage, terrorism or other similar acts that cause damage to our facilities or our suppliers’ or shippers’ facilities.

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

INTEREST RATE RISK

General - We are subject to the risk of interest rate fluctuation in the normal course of business. We manage interest rate risk through the use of fixed-rate debt, floating-rate debt and, at times, interest-rate swaps. Fixed-rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates. Floating-rate swaps are used to convert the fixed rates of long-term borrowings into short-term variable rates. At September 30, 2007, the interest rate on 94.3 percent of our long-term debt was fixed after considering the impact of interest-rate swaps.

At September 30, 2007, a 100 basis point move in the annual interest rate on our variable-rate long-term debt would have changed our annual interest expense by $1.5 million. This 100 basis point change assumes a parallel shift in the yield curve. If interest rates changed significantly, we would take actions to manage our exposure to the change. Since a specific action and the possible effects are uncertain, no change has been assumed.

Fair Value Hedges - See Note C of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q for discussion of the impact of interest-rate swaps and net interest expense savings from terminated swaps.

Total swap savings from the interest-rate swaps and amortization of terminated swaps was $1.8 million for the nine months ended September 30, 2007. The swaps are expected to net the following savings for the remainder of the year:

•	interest expense savings of $0.9 million related to the amortization of the swap value at termination, less
•	approximately $0.2 million in interest expense from the existing $150 million of swapped debt, based on LIBOR rates at September 30, 2007.

Total net swap savings for 2007 are expected to be $2.5 million, compared with the savings of $2.0 million in 2006.

COMMODITY PRICE RISK

Our Natural Gas Gathering and Processing segment is exposed to commodity price risk, primarily NGLs, as a result of receiving commodities in exchange for our services. To a lesser extent, exposures arise from the relative price differential between natural gas and NGLs, or the gross processing spread, with respect to our keep-whole processing contracts and the risk of price fluctuations and the cost of intervening transportation at various market locations. We use commodity fixed-price physical forwards and derivative contracts, including NYMEX-based futures and over-the-counter swaps, to minimize earnings volatility related to natural gas, NGL and condensate price fluctuations.

We reduce our gross processing spread exposure through a combination of physical and financial hedges. We utilize a portion of our POP equity natural gas as an offset, or natural hedge, to an equivalent portion of our keep-whole shrink requirements. This has the effect of converting our gross processing spread risk to NGL commodity price risk and we then use financial instruments to hedge the sale of NGLs. Through this combination of physical and financial hedges, we have reduced our gross processing spread exposure by an additional 4,439 MMBtu/d for the remainder of 2007. We have hedged 1,354 Bbl/d of NGLs at an average price of $0.80 per gallon in 2007.

The following tables set forth our Natural Gas Gathering and Processing segment’s hedging information for the remainder of 2007 and for the year ending December 31, 2008.

	Three Months Ending December 31, 2007
Nature of Exposure	Volumes Hedged			Average Price Per Unit			Volumes Hedged
Commodity Risk
Natural gas liquids (Bbl/d) (a)	2,664			$0.85	($/gallon	)	40%
Spread Risk
Gross processing spread (MMBtu/d) (a)	6,386			$3.18	($/MMBtu	)	28%
Natural gas liquids (Bbl/d) (a)	1,354	(b	)	$0.80	($/gallon	)	20%
(a) Hedged with fixed-priced swaps (b) 4,439 MMBtu/d equivalent

	Year Ending December 31, 2008
	Volumes Hedged	Average Price Per Unit			Volumes Hedged
Natural gas liquids (Bbl/d) (a)	1,062	$0.85	($/gallon	)	9%
(a) Hedged with fixed-price swaps

Our commodity price risk is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at September 30, 2007, excluding the effects of hedging and assuming normal operating conditions. Our condensate sales are based on the price of crude oil. We estimate the following:

•	a $0.01 per gallon increase in the composite price of NGLs would increase annual net margin by approximately $1.7 million,
•	a $1.00 per barrel increase in the price of crude oil would increase annual net margin by approximately $0.5 million, and
•	a $0.10 per MMBtu increase in the price of natural gas would increase annual net margin by approximately $0.4 million.

The above estimates of commodity price risk do not include any effects on demand for our services that might be caused by, or arise in conjunction with, price changes. For example, a change in the gross processing spread may cause ethane to be sold in the natural gas stream, impacting gathering and processing margins, NGL exchange margins, natural gas deliveries and NGL volumes shipped.

Our Natural Gas Liquids Gathering and Fractionation segment is exposed to commodity price risk primarily as a result of NGLs in storage, spread risk associated with the relative values of the various components of the NGL stream and the relative value of NGL purchases at one location and sales at another location, known as basis risk. We have not entered into any hedges with respect to our NGL marketing activities.

Our Natural Gas Pipelines segment is exposed to commodity price risk because our intrastate and interstate natural gas pipelines collect natural gas from their customers for operations or as part of their fee for services provided. When the amount of natural gas consumed in operations by these pipelines differs from the amount provided by their customers, the pipelines must buy or sell natural gas, store or use natural gas from inventory, and are exposed to commodity price risk. At September 30, 2007, there were no hedges in place with respect to natural gas price risk from our intrastate and interstate natural gas pipeline operations.

See Note C of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q for more information on our hedging activities.

ITEM 4.	CONTROLS AND PROCEDURES

Quarterly Evaluation of Disclosure Controls and Procedures - As of the end of the period covered by this report, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) of ONEOK Partners GP, our general partner, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management of ONEOK Partners GP, including the officers of ONEOK Partners GP who are the equivalent of our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, they concluded that as of September 30, 2007, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting - We have not made any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Additional information about our legal proceedings is included under Part I, Item 3, “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2006 and under Part II, Item I, “Legal Proceedings,” in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2007, and the three months ended June 30, 2007.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Exhibit Description
4.1	Fourth Supplemental Indenture, dated as of September 28, 2007, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 6.85 percent Senior Notes due 2037 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed by ONEOK Partners, L.P. on September 28, 2007 (File No. 1-12202)).

4.2	Form of Senior Note due 2037 (included in Exhibit 4.1 above).

10.1	Underwriting Agreement, dated September 25, 2007, among ONEOK Partners, L.P. and ONEOK Partners Intermediate Limited Partnership and Wachovia Capital Markets LLC, Greenwich Capital Markets, Inc., and UBS Securities LLC, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to ONEOK Partners, L.P.’s Form 8-K filed on September 28, 2007 (File No. 1-12202)).

31.1	Certification of John W. Gibson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Curtis L. Dinan pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John W. Gibson pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Curtis L. Dinan pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ONEOK PARTNERS, L.P.
	By:	ONEOK Partners GP, L.L.C., its General Partner

Date: November 2, 2007		By:	/s/ Curtis L. Dinan
Curtis L. Dinan
Senior Vice President,
Chief Financial Officer and Treasurer
(Signing on behalf of the Registrant
and as Principal Financial Officer)