Form 10-K
period 2007-12-31
ONEOK Partners LP
filed 2008-02-27
CIK 909281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007.

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

Yes      No X.

Aggregate market value of the common units held by non-affiliates based on the closing trade price on June 30, 2007, was $3.2 billion.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 20, 2008
Common units	46,397,214 units
Class B units	36,494,126 units

ONEOK PARTNERS, L.P.

2007 ANNUAL REPORT ON FORM 10-K

In this Annual Report on Form 10-K, references to “we,” “our,” “us” or the “Partnership” refer to ONEOK Partners, L.P. and its subsidiary, ONEOK Partners Intermediate Limited Partnership and its subsidiaries, formerly known as Northern Border Partners, L.P. and Northern Border Intermediate Limited Partnership, respectively.

GLOSSARY

The abbreviations, acronyms, industry terminology and certain other terms used in this Annual Report on Form 10-K are defined as follows:

AFUDC	Allowance for funds used during construction
APB Opinion	Accounting Principles Board Opinion
ARB	Accounting Research Bulletin
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
Bbl/d	Barrels per day
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Bcf/d	Billion cubic feet per day
Bighorn Gas Gathering	Bighorn Gas Gathering, L.L.C.
Black Mesa	Black Mesa Pipeline, Inc.
Btu	British thermal units, a measure of the amount of heat required to raise the temperature of one pound of water one degree Fahrenheit
Bushton Plant	Bushton Gas Processing Plant
EITF	Emerging Issues Task Force
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation
Fort Union Gas Gathering	Fort Union Gas Gathering, L.L.C.
GAAP	Generally Accepted Accounting Principles in the United States
Guardian Pipeline	Guardian Pipeline, L.L.C.
Heartland	Heartland Pipeline Company
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, formerly known as Northern Border Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK Partners, L.P.
IRS	Internal Revenue Service
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
LIBOR	London Interbank Offered Rate
Lost Creek Gathering Company	Lost Creek Gathering Company, L.L.C
MBbl	Thousand barrels
MBbl/d	Thousand barrels per day
Midwestern Gas Transmission	Midwestern Gas Transmission Company
MMBtu	Million British thermal units
MMBtu/d	Million British thermal units per day
MMcf	Million cubic feet
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
NBP Services	NBP Services, LLC, a subsidiary of ONEOK
NGL(s)	Natural gas liquid(s)
Northern Border Pipeline	Northern Border Pipeline Company
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
OBPI	ONEOK Bushton Processing Inc.
OCC	Oklahoma Corporation Commission
OkTex Pipeline	OkTex Pipeline Company, L.L.C.
ONEOK	ONEOK, Inc.
ONEOK NB	ONEOK NB Company, formerly known as Northwest Border Pipeline Company, a wholly owned subsidiary of ONEOK, Inc.
ONEOK Partners GP	ONEOK Partners GP, L.L.C., formerly known as Northern Plains Natural Gas Company, LLC, a wholly owned subsidiary of ONEOK, Inc. and our sole general partner
Overland Pass Pipeline Company	Overland Pass Pipeline Company LLC
Partnership Agreement	Third Amended and Restated Agreement of Limited Partnership of ONEOK Partners, L.P.

POP	Percent of Proceeds
RRC	Texas Railroad Commission
S&P	Standard & Poor’s Rating Group
SEC	Securities and Exchange Commission
Statement	Statement of Financial Accounting Standards
TC PipeLines	TC PipeLines Intermediate Limited Partnership, a subsidiary of TC PipeLines, LP
TransCanada	TransCanada Corporation
Viking Gas Transmission	Viking Gas Transmission Company

The statements in this Annual Report on Form 10-K that are not historical information, including statements concerning plans and objectives of management for future operations, economic performance or related assumptions, are forward-looking statements. Forward-looking statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should,” “goal,” “forecast” and other words and terms of similar meaning. Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under Part I, Item 1A, Risk Factors, and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation—Forward-Looking Statements in this Annual Report on Form 10-K for the year ended December 31, 2007.

PART I

ITEM 1. BUSINESS

GENERAL

ONEOK Partners, L.P. is a publicly traded Delaware limited partnership that was formed in 1993. Our common units are listed on the NYSE under the trading symbol “OKS.” We own and manage natural gas gathering, processing, storage and interstate and intrastate pipeline assets and natural gas liquids gathering and distribution pipelines, storage and fractionators, connecting much of the natural gas and NGL supply in the Mid-Continent and Gulf Coast regions with key market centers in Conway, Kansas, Mont Belvieu, Texas, and Chicago, Illinois. We also own a 50 percent equity interest in a leading transporter of natural gas imported from Canada into the United States.

DESCRIPTION OF BUSINESS SEGMENTS

In July 2007, we announced a series of organizational changes that led to the realignment of our previous business segments. Our financial results are now reported in these four segments: (i) Natural Gas Gathering and Processing, which remains unchanged, (ii) Natural Gas Pipelines, which is comprised of our former interstate natural gas pipelines segment and the natural gas assets of our former pipelines and storage segment, (iii) Natural Gas Liquids Gathering and Fractionation, which remains unchanged, and (iv) Natural Gas Liquids Pipelines, which is comprised of the natural gas liquids assets of our former pipelines and storage segment. Prior periods have been restated to reflect these segment changes. The change reflects the increasing scale of the natural gas liquids business, which has grown significantly since 2006. Our natural gas liquids business is expanding as we integrate the assets acquired in October 2007 from a subsidiary of Kinder Morgan Energy Partners, L.P. (Kinder Morgan) into our Natural Gas Liquids Pipelines segment and complete our other internal growth projects.

Our operations are divided into these strategic business segments based on similarities in economic characteristics, products and services, types of customers, methods of distribution and regulatory environment, as follows:

•	our Natural Gas Gathering and Processing segment primarily gathers and processes raw natural gas;
•	our Natural Gas Pipelines segment primarily operates regulated interstate and intrastate natural gas transmission pipelines and natural gas storage facilities;
•	our Natural Gas Liquids Gathering and Fractionation segment primarily gathers, treats and fractionates NGLs and stores and markets NGL products; and
•	our Natural Gas Liquids Pipelines segment primarily operates our FERC-regulated interstate natural gas liquids gathering and distribution pipelines.

For financial and statistical information regarding our business segments, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation. See Note J of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for a discussion of sales to unaffiliated customers, operating income and total assets by business segment.

Partnership Structure

We are managed under the direction of the Board of Directors of our sole general partner, ONEOK Partners GP, which consists of six members. Three of our Board members qualify as independent under the listing standards of the NYSE and also serve as the Audit Committee of ONEOK Partners GP. ONEOK Partners GP is a wholly owned subsidiary of ONEOK. ONEOK owns a 45.7 percent aggregate equity interest in us.

Business Strategy

Our primary business objectives are to generate cash flow sufficient to pay quarterly cash distributions to our unitholders and to increase our quarterly cash distributions over time. Our ability to maintain and grow our distributions to unitholders depends on the growth of our existing businesses and strategic acquisitions. We focus on safe, environmentally sound and compliant operations for our employees, contractors, customers and the public.

Our strategy is to expand and acquire assets in the United States related to gathering, processing, fractionating, storing and marketing natural gas and NGLs that will utilize our core competencies, minimize commodity price risk and provide long-

term, sustainable and stable cash flows. We finance our acquisitions and capital expenditures with a mix of operating cash flows, debt and equity.

In April 2006, we acquired certain companies comprising ONEOK’s former gathering and processing, natural gas liquids, and pipeline and storage segments, collectively referred to as the “ONEOK Energy Assets” from ONEOK, the parent company of our general partner, in a series of transactions, collectively referred to as the “ONEOK Transactions,” which are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation under “Significant Acquisitions and Divestitures.” These assets complemented our core competencies related to energy services and diversified our portfolio of assets. The assets we acquired from ONEOK enabled us to enter into energy-related businesses in the well-established Mid-Continent region and key natural gas liquids markets in Kansas and Texas. In addition, our expanded asset portfolio positions us for future organic growth projects, which we believe currently offer the most attractive growth opportunities for us.

SIGNIFICANT DEVELOPMENTS IN 2007 AND EARLY 2008

In February 2008, we announced plans to construct a 78-mile natural gas liquids gathering pipeline to connect two natural gas processing plants in the Woodford Shale area in southeast Oklahoma at a cost of approximately $25 million, excluding AFUDC. The project is currently scheduled for completion in the second quarter of 2008. These two plants are expected to produce approximately 25 MBbl/d of unfractionated NGLs. Until the Arbuckle Pipeline project is completed, the natural gas liquids production will be transported by our existing Mid-Continent natural gas liquids pipelines. Upon completion of the Arbuckle Pipeline project, the Woodford Shale natural gas liquids production is expected to be transported to our Mont Belvieu, Texas, fractionation facility.

In October 2007, we completed the acquisition of an interstate natural gas liquids and refined petroleum products pipeline system and related assets from a subsidiary of Kinder Morgan for approximately $300 million, before working capital adjustments. The system extends from Bushton and Conway, Kansas, to Chicago, Illinois, and transports, stores and delivers a full range of NGL and refined products. The FERC-regulated system spans 1,627 miles and has a capacity to transport up to 134 MBbl/d. The transaction includes approximately 978 MBbl of owned storage capacity, eight NGL terminals and a 50 percent ownership of Heartland.

In September 2007, we completed an underwritten public debt offering of $600 million to finance the assets acquired from Kinder Morgan and to repay outstanding debt under the 2007 Partnership Credit Agreement, which was incurred to fund our internal growth capital projects.

During 2007, we began construction on the Overland Pass Pipeline Company joint-venture project with a subsidiary of The Williams Companies, Inc. (Williams). Overland Pass Pipeline Company is building a 760-mile natural gas liquids pipeline from Opal, Wyoming, to the Mid-Continent natural gas liquids market center in Conway, Kansas. The pipeline is designed to transport approximately 110 MBbl/d of unfractionated NGLs, which can be increased to approximately 150 MBbl/d with additional pump facilities. This project has received the required approvals of various state and federal regulatory authorities, and we are constructing the pipeline with start-up currently scheduled for the second quarter of 2008.

In March 2007, we announced that Overland Pass Pipeline Company also plans to construct a 150-mile lateral pipeline with capacity to transport as much as 100 MBbl/d of unfractionated NGLs from the Piceance Basin in Colorado to the Overland Pass Pipeline. Williams announced that it intends to construct a new natural gas processing plant in the Piceance Basin and will dedicate its NGL production from that plant and an existing plant to be transported by the lateral pipeline. This project requires the approval of various state and federal regulatory authorities. Assuming Overland Pass Pipeline Company obtains the required state and federal regulatory approvals, construction of this lateral pipeline is currently expected to begin in late 2008 and be completed during the second quarter of 2009.

In March 2007, we announced plans to build the 440-mile Arbuckle Pipeline, a natural gas liquids pipeline from southern Oklahoma through northern Texas and continuing on to the Texas Gulf Coast. The Arbuckle Pipeline will have the capacity to transport 160 MBbl/d of unfractionated natural gas liquids and will connect our existing Mid-Continent infrastructure with our fractionation facility in Mont Belvieu, Texas, and other Gulf Coast region fractionators. Construction of the pipeline will require permits from various federal, state and local regulatory bodies. Construction is currently expected to begin in mid-2008 and will be completed by early 2009.

In March 2007, we announced the expansion of our Grasslands natural gas processing facility in North Dakota. The Grasslands facility is our largest natural gas processing plant in the Williston Basin. The expansion increases processing capacity to approximately 100 MMcf/d from its current capacity of 63 MMcf/d and increases fractionation capacity to approximately 12 MBbl/d from 8 MBbl/d. The expansion project is expected to come on-line in phases, with the final phase currently expected to be on-line in the third quarter of 2008.

In January 2007, Fort Union Gas Gathering announced that it will double its existing gathering pipeline capacity by adding 148 miles of new gathering lines and approximately 649 MMcf/d of additional capacity in the Powder River basin of Wyoming. The expansion will occur in two phases. Phase 1 was placed in service during the fourth quarter of 2007. Phase 2 is currently expected to be in service during the second quarter of 2008. We own approximately 37 percent of Fort Union Gas Gathering.

NARRATIVE DESCRIPTION OF BUSINESS

Natural Gas Gathering and Processing

Business Strategy - We focus on safe, environmentally sound and compliant operations for our employees, contractors, customers and the public. We pursue growth through additional well connections, system expansions and strategic acquisitions. We seek to restructure expiring contracts to mitigate commodity exposure. We also seek to provide reliable, efficient and consistent operations through optimization of our natural gas gathering and processing operations while managing costs.

Segment Description - Our former gathering and processing segment is now called our Natural Gas Gathering and Processing segment. As part of the ONEOK Transactions described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation under “Significant Acquisitions and Divestitures,” we acquired all of ONEOK’s natural gas gathering and processing assets and combined them with our legacy gathering and processing segment assets in April 2006.

Our operations include gathering of natural gas production from oil and natural gas wells. We gather raw natural gas in the Mid-Continent region, which includes the Anadarko Basin of Oklahoma and the Hugoton and Central Kansas Uplift Basins of Kansas. We also gather raw natural gas in three producing basins in the Rocky Mountain region: (i) the Williston Basin, which spans portions of Montana, North Dakota and the Canadian province of Saskatchewan, (ii) the Powder River Basin of Wyoming and (iii) the Wind River Basin of Wyoming.

Through gathering systems, raw natural gas volumes are aggregated for removal of water vapor, solids and other contaminants and to extract NGLs in order to provide marketable natural gas, commonly referred to as residue gas. When the liquids are separated from the raw natural gas at the processing plants, the liquids are in the form of a mixed, unfractionated NGL stream. This unfractionated NGL stream is generally shipped to fractionators, where by applying heat and pressure, the unfractionated NGL stream is separated into marketable purity products, such as ethane/propane mix, propane, iso-butane, normal butane and natural gasoline (collectively, NGL products). These NGL products can then be stored, transported and marketed to a diverse customer base.

Our Natural Gas Gathering and Processing segment gathers and processes raw natural gas. We generally gather and process gas under the following types of contracts.

•

Percent of Proceeds (POP) - Under a POP contract, we retain a percentage of the NGLs and/or a percentage of the residue gas as payment for gathering, compressing and processing the producer’s raw natural gas. The producer may take its share of the NGLs and residue gas in kind or receive its share of proceeds from our sale of the commodities. POP contracts expose us to both natural gas and NGL commodity price risk, but economically align us with the producer because we both benefit from higher commodity prices. There are a variety of factors that directly affect our POP margins, including:

•	the percentages of products retained that represent our equity NGL, condensate and residue gas sales volumes,
•	transportation and fractionation costs incurred on the NGLs, and
•	the natural gas, crude oil and NGL prices received for our retained products.
•

Fee - Under a fee contract, we are paid a fee for the services provided on a basis such as Btus gathered, compressed and/or processed. The wellhead volume and fees received for the services provided are the main components of the margin for this type of contract. The producer may take its NGLs and residue gas in kind or receive its proceeds from our sale of the commodities. This type of contract primarily exposes us to volumetric risk with minimal commodity price risk, as a result of fuel costs and the value of the retained fuel. Our POP and keep-whole contracts also typically include fee provisions.

•

Keep-Whole - Under a keep-whole processing contract, we extract NGLs from the raw natural gas and return to the producer volumes of residue gas containing the same amount of Btus as the raw natural gas that was delivered to us.

We retain the NGLs as our fee for processing. Accordingly, we must purchase and return to the producer sufficient volumes of residue gas to replace the Btus that were removed as NGLs through the gathering and processing operation, commonly referred to as “shrink.” Under index-based purchase agreements, we purchase raw natural gas at the wellhead to replace the natural gas that we consume in processing, and we typically bear the full cost of the plant fuel and shrink, with the excess residue gas being sold monthly at index-based prices. By using this contract type, the producer is kept whole on a Btu basis. This type of contract exposes us to the keep-whole spread, or gross processing spread, which is the relative difference in the economic value between NGLs and natural gas on a Btu basis. The main factors that affect our keep-whole margins include:

•	shrink,
•	plant fuel consumed,
•	transportation and fractionation costs incurred on the NGLs,
•	gross processing spread, and
•	the natural gas, crude oil and NGL prices received for products sold.

Excluding any gain on sale of assets, operating income from our Natural Gas Gathering and Processing segment was 42 percent, 46 percent and 17 percent of our consolidated operating income in 2007, 2006 and 2005, respectively. Operating revenue of this segment is derived primarily from POP and fee contracts. We use derivative instruments to mitigate our sensitivity to fluctuations in the price of natural gas, condensate and NGLs. Our Natural Gas Gathering and Processing segment had no single external customer from which it received 10 percent or more of consolidated revenues. Intersegment sales accounted for 35 percent of our Natural Gas Gathering and Processing segment’s revenues in 2007 and 2006. Our Natural Gas Gathering and Processing segment had no intersegment sales in 2005. A portion of our revenues are from ONEOK and its affiliates.

Market Conditions and Seasonality - Supply - Natural gas supply is affected by rig availability, operating capability and producer drilling activity, which is sensitive to commodity prices, geological success, available capital and regulatory control. Relatively high natural gas and crude oil prices, as well as favorable long-term projections of U.S. demand, continued to drive increased drilling in 2007 in the Mid-Continent and Rocky Mountain regions, which are our primary supply regions.

In the Mid-Continent region, the gathering and processing assets we acquired in the Anadarko Basin of Oklahoma and the Hugoton and Central Kansas Uplift Basins of Kansas are well established. However, we anticipate continuing volumetric declines in certain fields that supply our gathering and processing operations. Additionally, there is excess processing capacity, particularly in the Hugoton production region, which includes the Bushton Plant. Partly as a result of the Bushton Plant’s inability to recover certain NGLs, such as ethane, the plant was at an economic disadvantage to the region’s other cryogenic plants, and it was temporarily idled on January 1, 2007. See discussion on page 26.

In the Williston Basin, we connected more wells in 2007 than in prior years as a result of increased drilling activity. Transportation and refining capacity constraints for crude oil continue to only moderately impact natural gas production in the Williston Basin. Further development of the Big George coals, located in the center of the Powder River Basin, resulted in greater volumes during 2007, compared with 2006, for our wholly owned assets and joint-venture interests in Bighorn Gas Gathering and Fort Union Gas Gathering.

Demand - Demand for gathering and processing services is typically aligned with the supply of natural gas, which generally flows from a producing area at a relatively steady but gradually declining pace over time unless new reserves are added. Our plant operations can be adjusted to respond to market conditions, such as demand for ethane. By changing, within limits, the temperature and pressure at which raw natural gas is processed, we can produce more of the specific commodity that has the most favorable price or price spread.

Commodity Prices - Crude oil, natural gas and NGL prices are volatile due to market conditions. Storage injection and withdrawal rates, as well as available storage capacity, can also have an impact on commodity prices. We are exposed to market risk associated with adverse changes in commodity prices. Our primary exposures arise from the sale of natural gas, NGLs and condensate with respect to our processing contracts. To a lesser extent, we are exposed to the relative price differential between NGLs and natural gas, the risk of price fluctuations and the cost of intervening transportation at various market locations, and the demand for our products by the petrochemical industry and others.

Seasonality - Some of this segment’s products are subject to weather-related seasonal demand. Cold temperatures typically increase demand for natural gas and propane, which are used to heat homes and businesses. Warm temperatures typically drive demand for natural gas used for gas-fired electric generation used to cool residential and commercial properties. Demand for iso-butane and natural gasoline, which are primarily used by the refining industry as blending stocks for motor fuel, may also be subject to some variability when automotive travel is higher. During periods of peak demand for a certain commodity, prices for that product typically increase, which influences processing decisions.

Competition - The gathering and processing business remains relatively fragmented despite significant consolidation in the industry. We compete for natural gas supplies with major integrated exploration and production companies, pipeline companies and their affiliated marketing companies, national and local natural gas gatherers and processors, and marketers in the Mid-Continent and Rocky Mountain regions.

Due to the unprecedented strength of the energy commodity market over the past two years, gathering and processing rates have become increasingly competitive. As a result, we may not be successful in obtaining new natural gas supplies to offset declines and may lose some existing supplies to competitors. We are responding to these industry conditions by making capital investments to improve plant processing flexibility and reduce operating costs, evaluating consolidation opportunities to maximize earnings, selling assets in non-core operating areas and renegotiating unprofitable contracts. Contracts covering approximately 84 percent of our volumes under keep-whole contracts contain language that effectively converts these contracts into fee contracts when the keep-whole spread is negative.

Government Regulation - The FERC has traditionally maintained that a processing plant is not a facility for the transportation or sale for resale of natural gas in interstate commerce and, therefore, is not subject to jurisdiction under the Natural Gas Act. Although the FERC has made no specific declaration as to the jurisdictional status of our natural gas processing operations or facilities, our natural gas processing plants are primarily involved in removing NGLs and, therefore, we believe, are exempt from FERC jurisdiction. The Natural Gas Act also exempts natural gas gathering facilities from the jurisdiction of the FERC. Interstate transmission facilities remain subject to FERC jurisdiction. The FERC has historically distinguished between these two types of facilities, either interstate or intrastate, on a fact-specific basis. We believe our gathering facilities and operations meet the criteria used by the FERC for non-jurisdictional gathering facility status. We can transport residue gas from our plants to interstate pipelines in accordance with Section 311(a) of the Natural Gas Policy Act.

Oklahoma and Kansas also have statutes regulating, to various degrees, the gathering of natural gas in those states. In each state, regulation is applied on a case-by-case basis if a complaint is filed against the gatherer with the appropriate state regulatory agency.

Natural Gas Pipelines

Business Strategy - We focus on safe, environmentally sound and compliant operations for our employees, contractors, customers and the public. We seek to maintain a competitive cost structure and increase throughput and growth of our existing natural gas pipelines and storage assets through extensions and expansions supported by long-term transportation and reservation contracts.

Segment Description - Our Natural Gas Pipelines segment is comprised of our previous interstate natural gas pipelines segment and the natural gas assets of our previous pipelines and storage segment. This segment primarily operates regulated natural gas transmission pipelines, natural gas storage facilities, and non-processable natural gas gathering facilities. We also provide interstate natural gas transportation and storage service in accordance with Section 311(a) of the Natural Gas Policy Act.

Our interstate natural gas pipeline assets transport natural gas through FERC-regulated interstate natural gas pipelines in Montana, North Dakota, South Dakota, Minnesota, Wisconsin, Illinois, Indiana, Kentucky, Tennessee, Oklahoma, Texas and New Mexico. Our interstate pipelines include Midwestern Gas Transmission, Guardian Pipeline, Viking Gas Transmission, OkTex Pipeline and a 50 percent interest in Northern Border Pipeline.

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

We own or reserve storage capacity in underground natural gas storage facilities in Oklahoma, Kansas and Texas.

Our transportation contracts for our regulated natural gas activities are based upon rates stated in our tariffs. Tariffs specify the maximum rates customers can be charged, which can be discounted to meet competition if necessary, and the general terms and conditions for pipeline transportation service, which are established at FERC or appropriate state jurisdictional agency proceedings known as rate cases. In Texas and Kansas, natural gas storage service is a fee business that may be regulated by the state in which the facility operates and by the FERC for certain types of services. In Oklahoma, natural gas gathering and natural gas storage operations are not subject to rate regulation and have market-based rate authority from the FERC for certain types of services.

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

•

Interruptible Service - Customers with interruptible service transportation and storage agreements may utilize available capacity after firm service requests are satisfied or on an as-available basis. Interruptible service customers are typically assessed fees, such as a commodity charge, based on their actual usage and/or we may retain a specified volume of natural gas in-kind for fuel. Under the interruptible service contract, the customer is not guaranteed use of our pipelines and storage facilities unless excess capacity is available.

Excluding any gain on sale of assets, operating income from our Natural Gas Pipelines segment was 25 percent, 31 percent and 83 percent of our consolidated operating income in 2007, 2006 and 2005, respectively. Our Natural Gas Pipelines segment had no single external customer from which it received 10 percent or more of consolidated revenues. Intersegment sales accounted for less than 1 percent of our Natural Gas Pipelines segment’s revenues in 2007 and 2006, respectively. Our Natural Gas Pipelines segment had no intersegment sales in 2005. A portion of our revenue is derived from services provided to ONEOK and its affiliates.

Market Conditions and Seasonality - Supply - The supply of natural gas for Viking Gas Transmission and Northern Border Pipeline originates in Canada. Significant factors that can impact the supply of Canadian natural gas transported by our pipelines are the Canadian natural gas available for export, Canadian storage capacity and demand for Canadian natural gas in other U.S. consumer markets. The supply of natural gas to our Guardian, Midwestern and Mid-Continent pipelines and storage assets currently depends on the pace of natural gas drilling activity by producers and the decline rate of existing production in the major natural gas production areas in the Mid-Continent region, including the Anadarko Basin, Hugoton Basin, Central Kansas Uplift Basin and Permian Basin. United States natural gas drilling rig counts increased in 2007 compared with 2006. The natural gas supply from the Gulf Coast also supports our Mid-Continent and upper Midwest pipeline facilities. This supply source is primarily dependent on offshore Gulf Coast production and, to a lesser degree, imports of liquefied natural gas.

Demand - Demand for pipeline transportation service and natural gas storage is directly related to demand for natural gas in the markets that the natural gas pipelines and storage facilities serve, and is affected by weather, the economy, and natural gas and NGL price volatility. The effect of weather on our natural gas pipelines operations is discussed below under “Seasonality.” The strength of the economy directly impacts manufacturing and industrial companies that rely on natural gas. Commodity price volatility can influence customers’ decisions related to the production of natural gas versus NGLs and natural gas storage injection and withdrawal activity.

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

Natural gas storage is necessary to balance the relatively steady natural gas supply with the seasonal demand of residential, commercial and electric power generation users. The majority of our storage capacity is contracted under term agreements. A small portion of our storage capacity is retained for operational purposes and seasonal market activity.

Competition - Our Natural Gas Pipelines segment competes with other pipeline companies and other storage facilities for natural gas. Competition among pipelines and natural gas storage facilities is based primarily on fees for service and proximity to natural gas supply areas and markets. Competition for natural gas transportation services continues to increase as the FERC and state regulatory bodies continue to encourage more competition in the natural gas markets.

Government Regulation - Our interstate natural gas pipelines are regulated under the Natural Gas Act and Natural Gas Policy Act, which give the FERC jurisdiction to regulate virtually all aspects of this business segment, such as transportation of natural gas, rates and charges for services, construction of new facilities, depreciation and amortization policies, acquisition and disposition of facilities, and initiation and discontinuation of services.

Likewise, our intrastate natural gas pipelines in Oklahoma, Kansas and Texas are regulated by the OCC, KCC and RRC, respectively. While we have flexibility in establishing natural gas transportation rates with customers, there is a maximum rate that we can charge our customers in Oklahoma and Kansas.

Natural Gas Liquids Gathering and Fractionation

Business Strategy - We focus on safe, environmentally sound and compliant operations for our employees, contractors, customers and the public. We seek to maximize our value by increasing facility utilization and efficiently managing the operating costs of our natural gas liquids assets, which consist of facilities that gather, fractionate and treat NGLs and store NGL purity products in the Mid-Continent and Gulf Coast regions.

Segment Description - Our former natural gas liquids segment is now called our Natural Gas Liquids Gathering and Fractionation segment. As part of the ONEOK Transactions described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation under “Significant Acquisitions and Divestitures,” in April 2006, we acquired all of ONEOK’s natural gas liquids assets and created a new segment that consisted solely of these newly acquired natural gas liquids assets.

Our Natural Gas Liquids Gathering and Fractionation segment primarily gathers, treats and fractionates NGLs produced by natural gas processing plants located in Oklahoma, Kansas, the Texas panhandle and the Texas Gulf Coast, and stores and markets NGL products. We connect the NGL production basins in Oklahoma, Kansas and the Texas panhandle with the key natural gas liquids market centers in Conway, Kansas, and Mont Belvieu, Texas.

Most natural gas produced at the wellhead contains a mixture of NGL components such as ethane, propane, iso-butane, normal butane and natural gasoline. Natural gas processing plants remove the NGLs from the natural gas stream to realize the higher economic value of the NGLs and to meet natural gas pipeline quality specifications, which limit NGLs in the natural gas stream by liquid and Btu content. The NGLs that are separated from the natural gas stream at the natural gas processing plants remain in a mixed, unfractionated form until they are gathered, primarily by pipeline, and delivered to our fractionators. A fractionator, by applying heat and pressure, separates the unfractionated NGL stream into marketable purity products, such as ethane/propane mix, propane, iso-butane, normal butane and natural gasoline (collectively, NGL products). These NGL products are then stored and/or distributed to our customers, such as petrochemical plants, heating fuel users and motor gasoline manufacturers.

Operating revenue of this segment is derived primarily from exchange services, optimization, isomerization and storage.

•

Our exchange services business collects fees to gather, fractionate and treat unfractionated NGLs thereby converting them into NGL products that are stored and shipped to a market center or customer-designated location.

•

Our optimization business utilizes our asset base, contract portfolio and market knowledge to capture locational and seasonal price spreads. We move NGL products between Conway, Kansas, and Mont Belvieu, Texas, in order to capture the locational price spreads between the two market centers. Our NGL storage facilities in the Mid-Continent and Gulf Coast regions are used to capture seasonal price variances.

•

Our isomerization business captures the price spread when normal butane is converted into the more valuable iso-butane at an isomerization unit in Conway, Kansas. Iso-butane is used in the refining industry to upgrade the octane of motor gasoline.

•	Our storage business collects fees to store NGLs in Conway, Kansas, and Mont Belvieu, Texas.

Excluding any gain on sale of assets, operating income from our Natural Gas Liquids Gathering and Fractionation segment was 25 percent and 22 percent of our consolidated operating income in 2007 and 2006, respectively. We did not have a Natural Gas Liquids Gathering and Fractionation segment prior to 2006. Our Natural Gas Liquids Gathering and Fractionation segment had no single external customer from which it received 10 percent or more of consolidated revenues. Intersegment sales accounted for less than one percent of our Natural Gas Liquids Gathering and Fractionation segment’s revenues in 2007 and 2006, respectively.

Market Conditions and Seasonality - Supply - Supply for our Natural Gas Liquids Gathering and Fractionation segment depends on the pace of crude oil and natural gas drilling activity by producers, the decline rate of existing production, and the liquids content of the natural gas that is produced and processed. Our Mont Belvieu fractionation operation receives NGLs from a variety of processors and pipelines located in the Gulf Coast, west and central Texas, and the Rocky Mountain regions.

Our NGL gathering pipelines are also affected by operational or market-driven changes that impact the output of natural gas processing plants to which they are connected. The differential between the composite price of NGL products and the price of natural gas, particularly the differential between the price of ethane and the price of natural gas, may influence processing plant output. Typically, the forward price of ethane compared with the forward price of natural gas provides minimal or no processing spread. However, when the physical transactions occur, the price of ethane to natural gas has historically provided a positive processing spread. During 2007, ethane values remained above those of natural gas on a relative price basis, which resulted in ethane recovery from processing plants that deliver to our natural gas liquids gathering pipelines.

Demand - Demand for NGLs and the ability of natural gas processors to successfully and economically sustain their operations impacts the volume of unfractionated NGLs produced by processing plants, thereby affecting the demand for natural gas liquids gathering and fractionation services. Natural gas and propane are subject to weather-related seasonal demand. Other products are affected by economic conditions and the demand associated with the various industries that utilize the commodity, such as iso-butane and natural gasoline, which are used by the refining industry as blending stocks for motor fuel, ethane, and an ethane/propane mix. This ethane/propane mix is used by the petrochemical industry to produce chemical products, such as plastic, rubber and synthetic fiber.

Commodity Prices - In recent years, crude oil, natural gas and NGL prices have been volatile due to market conditions. We are exposed to market risk associated with adverse changes in the price of NGLs, the basis differential between the Mid-Continent and Gulf Coast regions, and the relative price differential between natural gas, NGLs and individual NGL products, which impact our NGL purchases, sales, exchange and storage revenue. When natural gas prices are higher relative to NGL prices, NGL production may decline, which could negatively impact our exchange services revenue. When the basis differential between the Mid-Continent and Gulf Coast regions is narrow, optimization opportunity and margins may decline. NGL storage revenue may be impacted by price volatility and forward pricing of NGL physical contracts versus the price of NGLs on the spot market.

Seasonality - Some NGL products produced by our natural gas liquids facilities are subject to weather-related seasonal demand, such as propane, which is primarily used to heat residential properties during the winter heating season. Demand for iso-butane and natural gasoline, which are primarily used by the refining industry as blending stocks for motor fuel, may also be subject to some variability when automotive travel is higher.

Competition - We compete with other fractionators, storage providers and gatherers for natural gas liquids supplies in the Rocky Mountain, Mid-Continent and Gulf Coast regions. We are making capital investments to access new supplies, increase gathering and fractionation capacity, increase storage capabilities and reduce operating costs so that we may compete more effectively.

Government Regulations - Revenues generated by our pipelines in both Oklahoma and Kansas are not regulated by the FERC or those states’ respective corporation commissions.

Natural Gas Liquids Pipelines

Business Strategy - We focus on safe, environmentally sound and compliant operations for our employees, contractors, customers and the public. We seek to increase throughput and continue to provide cost-effective transportation for NGLs between the Mid-Continent, the Gulf Coast and the Midwest markets near Chicago, Illinois. We pursue growth of our interstate natural gas liquids pipelines by making capital investments to expand our access to new supplies and increase our pipeline capacity.

Segment Description - Our Natural Gas Liquids Pipelines segment is comprised of the natural gas liquids assets of our previous pipelines and storage segment, and our natural gas liquids and refined petroleum products pipeline systems and related assets acquired from Kinder Morgan in October 2007. This segment operates FERC-regulated natural gas liquids gathering and distribution pipelines and associated above- and below-ground storage facilities. Our natural gas liquids gathering pipelines deliver unfractionated NGLs gathered in Oklahoma, Kansas and the Texas panhandle to our Mid-Continent fractionation facilities in Medford, Oklahoma. Our natural gas liquids distribution pipelines deliver NGL products to the natural gas liquids market hubs in Conway, Kansas, and Mont Belvieu, Texas. Through our acquisition of the natural gas liquids assets from Kinder Morgan, we acquired terminal and storage facilities as well as natural gas liquids and refined petroleum products pipelines that connect our Mid-Continent assets with the Midwest markets near Chicago, Illinois. Our natural gas liquids gathering and distribution pipelines operate in Oklahoma, Kansas, Nebraska, Missouri, Iowa, Illinois and Texas. We have terminal and storage facilities in Missouri, Nebraska, Iowa and Illinois.

Operating revenue for this segment is primarily derived from transporting product under our FERC-regulated tariffs. Tariffs specify the rates we can charge our customers and the general terms and conditions for NGL transportation service on our pipelines. Our tariffs include specifications regarding the receipt and delivery of NGLs at points along the pipeline systems. We generally charge tariff rates under a FERC-approved indexing methodology, which allows charging rates up to a prescribed ceiling that changes annually based on the year-to-year change in the Producer Price Index for finished goods. The FERC also permits interstate natural gas liquids pipelines to support rates by using a cost-of-service methodology, competitive market price or an agreement with a pipeline’s non-affiliated shipper.

Our storage services are offered through a combination of market-based rates and FERC-regulated tariffs and are generally used for operational purposes and to store our customers’ NGL products. Under some of our FERC-regulated tariffs, customers are allotted earned storage capacity based upon their utilization of transport services. When a customer exceeds its earned storage capacity, we charge the customer an excess storage fee. In some of our product storage agreements, we may charge customers storage reservation fees to reserve a specific storage capacity or we may charge customers based on the quantity of capacity utilized.

Excluding any gain on sale of assets, operating income from our Natural Gas Liquids Pipelines segment was 9 percent and 7 percent of our consolidated operating income in 2007 and 2006, respectively. We did not have a Natural Gas Liquids Pipelines segment prior to 2006. Our Natural Gas Liquids Pipelines segment had no single external customer from which it received 10 percent or more of consolidated revenues. Intersegment sales accounted for 83 percent and 100 percent of our Natural Gas Liquids Pipelines segment’s revenues in 2007 and 2006, respectively.

Market Conditions and Seasonality - Supply - The supply for our Natural Gas Liquids Pipelines segment depends on the pace of crude oil and natural gas drilling activity by producers, the decline rate of existing production, and the liquids content of the natural gas that is produced and processed. Our unfractionated NGLs are primarily gathered from natural gas processing plants in Oklahoma, Kansas and the Texas panhandle. The supply of NGLs gathered are affected by operational or market-driven changes that impact the output of natural gas processing plants to which we are connected. The differential between the composite price of NGL products and the price of natural gas, particularly the differential between the price of ethane and the price of natural gas, may influence processing plant output. Typically, the forward price of ethane compared with the forward price of natural gas provides minimal or no processing spread. However, as the prices settle, the price of ethane to natural gas has historically provided a positive processing spread. During 2007, ethane prices remained above natural gas prices on a relative basis.

Demand - Demand for NGLs and the ability of natural gas processors to successfully and economically sustain their operations impacts the volume of unfractionated NGLs produced by processing plants, which affects the demand for our NGL gathering and distribution services. Propane is subject to weather-related seasonal demand. Other products are affected by economic conditions and the demand associated with the various industries that utilize the commodity, such as butanes and natural gasoline, which are used by the refining industry as blending stocks for motor fuel. Ethane/propane mix is used by the petrochemical industry to produce chemical products, such as plastic, rubber and synthetic fiber.

Commodity Prices - In recent years, crude oil, natural gas and NGL prices have been volatile due to market conditions. We are exposed to market risk associated with adverse changes in the price of NGLs, the basis differential between the Mid-Continent, Chicago, Illinois, and Gulf Coast regions, and the relative price differential between natural gas, unfractionated NGLs and individual NGL products, which impact the distribution of NGL products. When natural gas prices are higher relative to NGL prices, NGL production may decline, which could negatively impact the revenues of our gathering and distribution activities. When the basis differential between the Mid-Continent, Chicago, Illinois, and the Gulf Coast regions are narrow, NGL shipments may decline, resulting in a reduction of transportation revenues.

Seasonality - Some NGLs gathered and distributed by our natural gas liquids pipeline facilities are subject to weather-related seasonal demand, such as propane, which is primarily used to heat residential properties during the winter heating season and for agricultural purposes such as grain drying in the fall. Demand for normal butane, iso-butane and natural gasoline, which are primarily used by the refining industry as blending stocks for motor fuel, may also be subject to some variability when automotive travel is higher.

Competition - Our Natural Gas Liquids Pipelines segment competes with other pipeline companies and other storage facilities for NGLs. Competition among pipeline companies and NGL storage facilities is based primarily on fees for service and proximity to natural gas liquids supply areas and markets.

Government Regulation - Our interstate natural gas liquids pipelines are regulated by the FERC, which regulates virtually all aspects of this business segment, such as transportation of NGLs and refined products, rates and charges for services, depreciation and amortization policies, and initiation and discontinuation of services. The KCC regulates intrastate transportation of NGLs and refined products in Kansas.

Other

Segment Description - Our Other segment includes Black Mesa, which is a pipeline designed to transport crushed coal suspended in water along 273 miles of pipeline that originates at a coal mine in Kayenta, Arizona, and terminates at the Mohave Generating Station (Mohave) in Laughlin, Nevada. The coal slurry pipeline was the sole source of fuel for Mohave and was fully contracted to Peabody Western Coal until December 31, 2005. The water used by the coal slurry pipeline was supplied from an aquifer in the Navajo Nation and Hopi Tribe joint-use area until December 31, 2005.

On December 31, 2005, Black Mesa’s transportation contract with the coal supplier of Mohave expired, and our coal slurry pipeline operations were shut down. In June 2006, Southern California Edison Company (SCE) completed a comprehensive study of the water source, coal supply and transportation issues, and announced that it would no longer pursue the resumption of plant operations. In February 2007, another Mohave co-owner, Salt River Project, announced it was ending its efforts to return the plant to service. We plan to either divest the Black Mesa pipeline or commence decommissioning of the pipeline during 2008.

ENVIRONMENTAL AND SAFETY MATTERS

Information about our environmental matters is included in Note H of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Pipeline Safety - We are subject to United States Department of Transportation integrity management regulations. The Pipeline Safety Improvement Act requires pipeline companies to perform integrity assessments on segments of a pipeline that pass through densely populated areas or near specifically identified sites that are designated as high consequence areas. To our knowledge, we are substantially in compliance with all material requirements associated with the various regulations.

Air and Water Emissions - The federal Clean Air Act and Clean Water Act and analogous state laws impose restrictions and controls regarding the discharge of pollutants into the air and water in the United States. Under the Clean Air Act, a federal operating permit is required for sources of significant air emissions. We may be required to incur certain capital expenditures for air pollution-control equipment in connection with obtaining or maintaining permits and approvals for sources of air emissions. The Clean Water Act imposes substantial potential liability for the removal and remediation of pollutants discharged in United States water.

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

Chemical Site Security - The United States Department of Homeland Security (Homeland Security) released an interim rule in April 2007 that requires companies to provide reports on sites where certain chemicals, including many hydrocarbon products, are stored. After receiving these reports, Homeland Security will identify which sites are required to implement security measures. Homeland Security is in the initial stages of implementing this rule, and the extent to which the rule will require us to undertake additional expenditures for site security is uncertain at this point.

Climate Change - Our environmental and climate change strategy focuses on taking steps to minimize the impact of our operations on the environment. These strategies include: (i) maintaining an accurate greenhouse gas emissions inventory, (ii) improving the efficiency of our various pipeline and gas processing facilities, (iii) following developing technologies for emission control, (iv) following developing technologies to capture carbon dioxide to keep it from reaching the atmosphere, and (v) analyzing options for future energy investment.

Currently, operating entities within our Partnership participate in the gathering and processing sector and the transmission sector of the EPA’s Natural Gas STAR Program to voluntarily reduce methane emissions. In addition, we continue to focus on reducing methane loss through expanded implementation of best practices across our operations and analyzing options for additional emission reductions, including (i) closing older facilities and routing products to more efficient facilities, (ii) self-imposing permit limits at facilities where operationally feasible, (iii) utilizing electric motors on select compressor applications, and (iv) utilizing methods to limit the release of methane gas during pipeline maintenance and operations.

EMPLOYEES

We do not directly employ any of the persons responsible for managing, operating or providing us with services related to our day-to-day business affairs. We have a service agreement with ONEOK, ONEOK Partners GP and NBP Services (the Services Agreement) under which our operations and the operations of ONEOK and its affiliates can combine or share certain common services in order to operate more efficiently and cost effectively. Under the Services Agreement, ONEOK provides us an equivalent type and amount of services that it provides to its other affiliates, including those services required to be provided pursuant to our Partnership Agreement. ONEOK Partners GP operates our interstate natural gas pipeline assets according to each pipeline’s operating agreement. ONEOK Partners GP may purchase services from ONEOK and its affiliates pursuant to the terms of the Services Agreement. As of January 31, 2008, we utilized the services of 1,136 full-time employees in addition to the other resources provided by ONEOK and its affiliates.

AVAILABLE INFORMATION

You can access financial and other information at our website at www.oneokpartners.com. We make available on our website, free of charge, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act and reports of holdings of our securities filed by our officers and directors under Section 16 of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. Copies of our Code of Business Conduct, Governance Guidelines, Accounting and Financial Reporting Code of Ethics, Partnership Agreement and the written charter of our Audit Committee are also available on our website, and we will make available, free of charge, copies of these documents upon request.

ITEM 1A. RISK FACTORS

Our investors should consider the following risks that could affect us and our business. Although we have tried to discuss key factors, our investors need to be aware that other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our financial performance. Investors should carefully consider the following discussion of risks and the other information included or incorporated by reference in this Annual Report on Form 10-K, including “Forward-Looking Statements,” which are included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation.

RISKS INHERENT IN OUR BUSINESS

The volatility of natural gas, crude oil and NGL prices could adversely affect our cash flow.

A significant portion of our revenues are derived from the sale of commodities received as payment for our natural gas gathering and processing services, for transportation and storage of natural gas and NGLs, and for the fractionation of NGLs. As a result, we are sensitive to commodity price fluctuations. Commodity prices have been and are likely to continue to be volatile in the future. High commodity prices and large commodity price spreads may not continue and could drop precipitously in a short period of time. Our commodity prices are subject to wide fluctuations in response to a variety of factors beyond our control, including the following:

•	relatively minor changes in the supply of, and demand for, domestic and foreign energy;
•	market uncertainty;
•	the availability and cost of transportation capacity;

•	the level of consumer product demand;
•	geopolitical conditions impacting supply and demand for natural gas and crude oil;
•	weather conditions;
•	domestic and foreign governmental regulations and taxes;
•	the price and availability of alternative fuels;
•	speculation in the commodity futures markets;
•	overall domestic and global economic conditions;
•	the price of natural gas, crude oil, NGL and liquefied natural gas imports; and
•	the effect of worldwide energy conservation measures.

These external factors and the volatile nature of the energy markets make it difficult to reliably estimate future prices of commodities and the impact commodity price fluctuations have on our customers and their need for our services. As commodity prices decline, we are paid less for our commodities, thereby reducing our cash flow. In addition, production and related volumes could also decline.

We do not fully hedge against price changes in commodities. This could result in decreased revenues, increased costs and lower margins, adversely affecting our results of operations.

Our businesses are exposed to market risk and the impact of market fluctuations in natural gas, NGLs and crude oil prices. Market risk refers to the risk of loss arising from adverse changes in commodity energy prices. Our primary exposure arises from commodity prices with respect to our processing agreements, the difference between NGL and natural gas prices with respect to our natural gas and NGL transportation, fractionation and exchange agreements, and the differential between the individual NGL products and NGLs in storage utilized by our natural gas liquids operations. To manage the risk from market fluctuations in natural gas, NGL and condensate prices, we use commodity derivative instruments such as futures contracts, swaps and options. However, we do not fully hedge against commodity price changes, and we therefore retain some exposure to market risk. Accordingly, any adverse changes to commodity prices could result in decreased revenue and increased costs.

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

One of the ways we intend to grow our business is through the construction of new pipelines and new gathering, processing, storage and fractionation facilities and through modifications to our existing pipelines and existing gathering, processing, storage and fractionation facilities. The construction and modification of pipelines and gathering, processing, storage and fractionation facilities requires the expenditure of significant amounts of capital, which may exceed our estimates, and involves numerous regulatory, environmental, political and legal uncertainties. Construction projects in our industry may increase demand on labor and material which may in turn impact our costs and schedule. If we undertake these projects, we may not be able to complete them on schedule or at the budgeted cost. Additionally, our revenues may not increase immediately upon the expenditure of funds on a particular project. For instance, if we build a new pipeline, the construction will occur over an extended period of time, and we will not receive any material increases in revenues until after completion of the project. We may have only limited natural gas or NGL supplies committed to these facilities prior to their construction. Additionally, we may construct facilities to capture anticipated future growth in production in a region in which anticipated production growth does not materialize. We may also rely on estimates of proved reserves in our decision to construct new pipelines and facilities, which may prove to be inaccurate because there are numerous uncertainties inherent in estimating quantities of proved reserves. As a result, new facilities may not be able to attract enough natural gas or NGLs to achieve our expected investment return, which could adversely affect our results of operations and financial condition.

Our inability to execute growth and development projects and acquire new assets could reduce cash distributions to our unitholders.

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

Our operations are subject to operational hazards and unforeseen interruptions, which could adversely affect our business and for which we may not be adequately insured.

Our operations are subject to all of the risks and hazards typically associated with the operation of natural gas and natural gas liquids gathering and transportation pipelines, storage facilities, and processing and fractionation plants. Operating risks include, but are not limited to, leaks, pipeline ruptures, the breakdown or failure of equipment or processes, and the performance of facilities below expected levels of capacity and efficiency. Other operational hazards and unforeseen interruptions include adverse weather conditions, accidents, the collision of equipment with our pipeline facilities (for example, this may occur if a third party were to perform excavation or construction work near our facilities), and catastrophic events such as explosions, fires, earthquakes, floods or other similar events beyond our control. It is also possible that our infrastructure facilities could be direct targets or indirect casualties of an act of terrorism. A casualty occurrence might result in injury or loss of life, extensive property damage or environmental damage. Liabilities incurred, and interruptions to the operation of our pipeline caused by such an event, could reduce revenues generated by us and increase expenses, thereby impairing our ability to meet our obligations. Insurance proceeds may not be adequate to cover all liabilities or expenses incurred or revenues lost.

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

If production from the Western Canada Sedimentary Basin remains flat or declines and demand for natural gas from the Western Canada Sedimentary Basin is greater in market areas other than the Midwestern United States, demand for our interstate transportation services could significantly decrease.

We depend on natural gas supply from the Western Canada Sedimentary Basin because our interstate pipelines primarily transport Canadian natural gas from the Western Canada Sedimentary Basin to the Midwestern U.S. market area. If demand for natural gas increases in Canada or other markets not served by our pipelines and production remains flat or declines, demand for transportation service on our interstate natural gas pipelines could decrease significantly, which could adversely impact our results of operations.

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

Our business is subject to increased regulatory oversight and potential penalties.

The natural gas industry historically has been heavily regulated; therefore, there is no assurance that a more stringent regulatory approach will not be pursued by the FERC and U.S. Congress, especially in light of previous market power abuse by certain companies engaged in interstate commerce. In response to this issue, the U.S. Congress, in the Energy Policy Act of 2005 (EPACT), developed requirements intended to ensure that the energy market is not impacted by the exercise of market power or manipulative conduct. The FERC then adopted the Market Manipulation Rules to implement the authority granted under EPACT. These rules are intended to prohibit fraud and manipulation and are subject to broad interpretation. EPACT also gave the FERC increased penalty authority for violations.

Our regulated natural gas pipelines’ transportation rates are subject to review and possible adjustment by federal and state regulators.

Our regulated pipelines are subject to extensive regulation by the FERC and state regulatory agencies, which regulate most aspects of our pipeline business, including our transportation rates. Under the Natural Gas Act, interstate transportation rates must be just and reasonable and not unduly discriminatory. Under Northern Border Pipeline’s 2006 rate case settlement, there is a three-year moratorium preventing Northern Border Pipeline from filing rate cases and the participants from challenging Northern Border Pipeline’s rates, and a requirement that Northern Border Pipeline file a rate case within six years.

Our regulated pipeline companies have recorded certain assets that may not be recoverable from our customers.

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

There is an inherent risk of incurring environmental costs and liabilities in our business due to our handling of the products we gather, transport and process, air emissions related to our operations, historical industry operations and waste disposal practices, some of which may be material. Private parties, including the owners of properties through which our pipeline systems pass, may have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage arising from our operations. Some sites we operate are located near current or former third-party hydrocarbon storage and processing operations, and there is a risk that contamination has migrated from those sites to ours. In addition, increasingly strict laws, regulations and enforcement policies could significantly increase our compliance costs and the cost of any remediation that may become necessary, some of which may be material. Additional information is included under Item 1, Business under “Environmental and Safety Matters” and in Note H of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Our insurance may not cover all environmental risks and costs or may not provide sufficient coverage in the event an environmental claim is made against us. Our business may be adversely affected by increased costs due to stricter pollution control requirements or liabilities resulting from non-compliance with required operating or other regulatory permits. New environmental regulations might also adversely affect our products and activities, and federal and state agencies could impose additional safety requirements, all of which could materially affect our profitability.

In the competition for customers, we may have significant levels of uncontracted or discounted transportation capacity on our natural gas and natural gas liquids pipelines.

Our natural gas and natural gas liquids pipelines compete with other pipelines for natural gas and natural gas liquids supplies delivered to the markets we serve. As a result of competition, we may have significant levels of uncontracted or discounted capacity on our pipelines, which could adversely impact our results of operations.

We are exposed to the credit risk of our customers, and our credit risk management may not be adequate to protect against such risk.

We are subject to the risk of loss resulting from nonpayment and/or nonperformance by our customers. Our customers are predominantly producers, NGL end users and marketers that may experience deterioration of their financial condition as a result of changing market conditions or financial difficulties that could impact their credit worthiness or ability to pay us for our services. We assess the credit worthiness of our customers and obtain security as we deem appropriate. If we fail to adequately assess the credit worthiness of existing or future customers, unanticipated deterioration in their credit worthiness and any resulting nonpayment and/or nonperformance could adversely impact our results of operations. In addition, if any of our customers file for bankruptcy protection, our results of operations may be negatively impacted.

RISKS INHERENT IN AN INVESTMENT IN US

The issuance of Class B units to ONEOK in connection with the acquisition of the ONEOK Energy Assets diluted our then current unitholders’ ownership interests.

In connection with the acquisition of the ONEOK Energy Assets, we issued approximately 36.5 million Class B limited partner units to ONEOK. The issuance of the Class B units decreased our then current common unitholders’ proportionate ownership interest in us. The Class B units are eligible to convert into common units on a one-for-one basis at ONEOK’s option due to approval of such conversion by our common unitholders at a special meeting of common unitholders held in March 2007.

In addition, ONEOK may, from time to time, sell all or a portion of its common units. Sales of substantial amounts of its common units, or the anticipation of such sales, could lower the market price of our common units and may make it more difficult for us to sell our equity securities in the future at a time and price that we deem appropriate.

ONEOK could withdraw the waiver of its right to receive, on its Class B units, 110 percent of the distributions paid with respect to our common units.

At a special meeting of the holders of our common units, adjourned to May 10, 2007, the proposed amendments to our Partnership Agreement were not approved by the required two-thirds affirmative vote of our outstanding units, excluding the common units and Class B limited partner units held by ONEOK and its affiliates. As a result, effective April 7, 2007, ONEOK, as the sole holder of our Class B limited partner units, became entitled to receive increased quarterly distributions on its Class B units equal to 110 percent of the distributions paid with respect to our common units.

On June 21, 2007, ONEOK waived its right to receive the increased quarterly distributions on the Class B units for the period of April 7, 2007, through December 31, 2007, and continuing thereafter until ONEOK gives us no less than 90 days advance notice that it has withdrawn its waiver. ONEOK could withdraw such waiver and begin receiving such increased distributions, effective with respect to any distribution on the Class B units declared or paid on or after 90 days following delivery of the notice.

If our unitholders vote to remove ONEOK or its affiliates as our general partner, quarterly distributions and distributions payable to ONEOK upon liquidation of the Class B units would increase.

Since the proposed amendments to our Partnership Agreement were not approved by the requisite number of our common unitholders, if our common unitholders vote at any time to remove ONEOK or its affiliates as our general partner, quarterly distributions payable on the Class B limited partner units would increase to 123.5 percent of the distributions payable with respect to the common units, and distributions payable upon liquidation of the Class B limited partner units would increase to 123.5 percent of the distributions payable with respect to the common units.

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

ONEOK owns 100 percent of our general partner interest and a 43.7 percent limited partner interest in us. Although ONEOK, through the Board of Directors of our general partner, has a fiduciary duty to manage us in a manner beneficial to us and our unitholders, the Board of Directors of ONEOK has a fiduciary duty to manage our general partner in a manner beneficial to ONEOK. One member of the Board of Directors of our general partner is also a member of ONEOK’s Board of Directors. Conflicts of interest may arise between our general partner and its affiliates and between us and our unitholders. In resolving these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders as long as it does not take action that conflicts with our Partnership Agreement or its limited fiduciary duties. These conflicts include, among others, the following situations:

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

•	our general partner may exercise its limited right to call and purchase common units if it and its affiliates own more than 80 percent of the common units; and

•	the Board of Directors and Audit Committee of our general partner decide whether to retain separate counsel, accountants or others to perform services for us.

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

•

provides that our general partner will not have any liability to us or our unitholders for decisions made in its capacity as general partner so long as it acted in “good faith,” meaning it believed the decision was in our best interests;

•	provides that our general partner is entitled to make other decisions in “good faith” if it reasonably believes that the decision is in our best interests;
•

provides generally that affiliated transactions and resolutions of conflicts of interest not approved by the Audit Committee and not involving a vote of unitholders must be on terms no less favorable to us than those generally being provided to or available from unrelated third parties or be “fair and reasonable” to us, as determined by our general partner in “good faith,” and that, in determining whether a transaction or resolution is “fair and reasonable,” our general partner may consider the totality of the relationships between the parties involved, including other transactions that may be particularly advantageous or beneficial to us; and

•

provides that our general partner and its affiliates, officers and directors will not be liable for monetary damages to us or our limited partners for any acts or omissions so long as such person acted in “good faith” and in a manner believed to be in, or not opposed to, the best interest of us and, with respect to any criminal proceeding, had no reasonable cause to believe its conduct was unlawful.

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

Our senior unsecured long-term debt has been assigned an investment grade rating by Moody’s of “Baa2” (Stable) and by S&P of “BBB” (Stable). We will seek to maintain an investment grade rating through prudent capital management and financing structures. However, we cannot provide assurance that any of our current ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances in the future so warrant. Specifically, if Moody’s or S&P were to downgrade our long-term rating, particularly below investment grade, our borrowing costs would increase, which would adversely affect our financial results, and our potential pool of investors and funding sources could decrease. Ratings from credit agencies are not recommendations to buy, sell or hold our securities. Each rating should be evaluated independently of any other rating.

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

We could be required to offer to repurchase certain of our senior notes due 2010 and 2011 at par value, plus any accrued and unpaid interest, if Moody’s or S&P rate those senior notes below investment grade (Baa3 for Moody’s and BBB- for S&P). Further, the indenture governing our senior notes due 2010 and 2011 includes an event of default upon acceleration of other indebtedness of $25 million or more and the indenture governing our senior notes due 2012, 2016, 2036 and 2037 includes an event of default upon the acceleration of other indebtedness of $100 million or more that would be triggered by such an offer to repurchase. Such an event of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding senior notes due 2010, 2011, 2012, 2016, 2036 and 2037 to declare those notes immediately due and payable in full. We may not have sufficient cash on hand to repurchase and repay any accelerated senior notes, which may cause us to borrow money under our credit facilities or seek alternative financing sources to finance the repayments and repurchases. We could also face difficulties accessing capital or our borrowing costs could increase, impacting our ability to obtain financing for acquisitions or capital expenditures, to refinance indebtedness and to fulfill our debt obligations.

Our indebtedness could impair our financial condition and our ability to fulfill our debt obligations.

As of December 31, 2007, we had total indebtedness of approximately $2.7 billion. Our indebtedness could have significant consequences. For example, it could:

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

Our Partnership Agreement restricts unitholders’ voting rights by providing that any units held by a person that owns 20 percent or more of any class of units then outstanding, other than our general partner and its affiliates, cannot vote on any matter. Our Partnership Agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders’ ability to influence the manner or direction of management.

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

TAX RISKS

Our tax treatment depends on our status as a partnership for federal income tax purposes. Additionally, we are only subject to entity level taxation in the state of Texas. If the IRS were to treat us as a corporation or if we were to become subject to a material amount of entity level taxation for state tax purposes, then our cash available for distribution to our common unitholders would be substantially reduced.

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

Current law may change, causing us to be treated as a corporation for federal income tax purposes or otherwise subjecting us to entity level federal taxation. In addition, several states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise or other forms of taxation. For example, we became subject to a new entity level tax on the portion of our income generated in Texas beginning in 2007. Specifically, the Texas margin tax was imposed at a maximum effective rate of 0.7 percent of our gross income apportioned to Texas. Imposition of such tax on us by Texas, or any other state, reduces the cash available for distribution to our common unitholders.

A successful IRS contest of the federal income tax positions we take may adversely impact the market for our common units, and the costs of any contest will be borne by our unitholders and general partner.

We have not requested any ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the federal income tax positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may adversely impact the taxable income reported to our unitholders and the income taxes they are required to pay. As a result, any such contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, the costs of any such contest with the IRS will result in a reduction in cash available to pay distributions to our unitholders and our general partner and thus will be borne indirectly by our unitholders and our general partner.

A unitholder may be required to pay taxes on a share of our income even if the unitholder does not receive any cash distributions from us.

A unitholder will be required to pay federal income taxes and, in some cases, state and local income taxes on the unitholder’s share of our taxable income, whether or not the unitholder receives cash distributions from us. A unitholder may not receive cash distributions from us equal to the unitholder’s share of our taxable income or even equal to the actual tax liability that results from the unitholder’s share of our taxable income.

The taxable gain or loss on the disposition of our common units could be different than expected.

A unitholder will recognize a gain or loss on the sale of common units equal to the difference between the amount realized and the unitholder’s tax basis in those common units. A unitholder’s amount realized will be measured by the sum of the cash or the fair market value of other property received plus the unitholder’s share of our nonrecourse liabilities. Because the amount realized includes a unitholder’s share of our nonrecourse liabilities, the gain recognized on the sale of common units could result in a tax liability in excess of any cash received from the sale. Prior distributions to a unitholder in excess of the total net taxable income allocated to a unitholder for a common unit, which decreased the tax basis in that common unit, will, in effect, become taxable income to a unitholder if the common unit is sold at a price greater than the tax basis in that common unit, even if the price received is less than the original cost. A substantial portion of the amount realized, whether or not representing a gain, may be ordinary income to a unitholder. Should the IRS successfully contest some positions we take, unitholders could recognize more gain on the sale of units than would be the case under those positions, without the benefit of decreased income in prior years.

Tax-exempt entities, regulated investment companies and non-U.S. persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

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

In addition to federal income taxes, unitholders will be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property. Unitholders will be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions and may be subject to penalties for failure to comply with those requirements. We may own property or conduct business in other states or foreign countries in the future. It is each unitholder’s responsibility to file all United States federal, state and local tax returns and foreign tax returns, as applicable.

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

We have adopted certain valuation methodologies that may result in a shift of income, gain, loss and deduction between the general partner and the unitholders. The IRS may challenge this treatment, which could adversely affect the value of our limited partner units.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Natural Gas Gathering and Processing

Our operations include gathering of raw natural gas production from oil and natural gas wells. We gather raw natural gas in the Mid-Continent region, which includes the Anadarko Basin of Oklahoma and the Hugoton and Central Kansas Uplift Basins of Kansas. We also gather raw natural gas in three producing basins in the Rocky Mountain region: (i) the Williston Basin, which spans portions of Montana, North Dakota and the Canadian province of Saskatchewan, (ii) the Powder River Basin of Wyoming and (iii) the Wind River Basin of Wyoming.

In the Mid-Continent and Rocky Mountain regions, raw natural gas is compressed and transported through pipelines to processing facilities where volumes are aggregated, treated and processed to remove water vapor, solids and other contaminants, and the unfractionated NGLs are extracted. In some cases, the unfractionated NGLs are separated at the processing facility into NGL products, through fractionation, and the NGL products are sold to refineries or local markets. The residue gas, which consists primarily of methane, is compressed and delivered to natural gas pipelines for transportation to the end user. The unfractionated NGLs not sold in the local markets are delivered to natural gas liquids pipelines where they are transported, fractionated and delivered to the end user.

Our Natural Gas Gathering and Processing segment assets consist of the following:

•	approximately 10,100 miles and 4,200 miles of gathering pipelines with capacity owned, leased or contracted for in the Mid-Continent and Rocky Mountain regions, respectively,
•

nine active processing plants, with approximately 645 MMcf/d of owned processing capacity in the Mid-Continent region, and four active processing plants with approximately 80 MMcf/d of owned, leased or contracted processing capacity in the Rocky Mountain region, and

•	approximately 18 MBbl/d of natural gas liquids fractionation capacity in the Mid-Continent and Rocky Mountain regions.

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

On January 1, 2007, the Bushton Plant was temporarily idled. Volumes available for processing at this straddle plant have declined due to contract terminations and natural field declines, which made it more efficient to process the remaining gas at other facilities. We have contracted for all of the capacity of the plant from ONEOK. We are in the process of adding new facilities at or near the plant, in conjunction with other changes that are being made to the plant. The plant currently has 1.0 Bcf/d processing capacity and 80 MBbl/d fractionation capacity. The plant and other nearby facilities are expected to resume operations in mid-2008, and will primarily provide natural gas liquids fractionation and storage services as a part of our Natural Gas Liquids Gathering and Fractionation segment.

Natural Gas Pipelines

Our Natural Gas Pipelines segment gathers and transports natural gas through regulated interstate and intrastate natural gas transmission pipelines, stores natural gas, and operates non-processable natural gas gathering facilities.

Our interstate natural gas pipeline assets transport natural gas through FERC-regulated interstate natural gas pipelines in Montana, North Dakota, South Dakota, Minnesota, Wisconsin, Illinois, Indiana, Kentucky, Tennessee, Oklahoma, Texas and New Mexico. Our interstate pipelines include Midwestern Gas Transmission, Guardian Pipeline, Viking Gas Transmission, OkTex Pipeline and a 50 percent interest in Northern Border Pipeline. Midwestern Gas Transmission is a bi-directional system that interconnects with Tennessee Gas Transmission near Portland, Tennessee, and several interstate pipelines near Joliet, Illinois. Viking Gas Transmission transports natural gas from an interconnection with TransCanada near Emerson,

Manitoba, to an interconnection with ANR Pipeline Company near Marshfield, Wisconsin. Guardian Pipeline interconnects with several pipelines in Joliet, Illinois, and with a local distribution company in Ixonia, Wisconsin. OkTex Pipeline has interconnects in Oklahoma, New Mexico and Texas.

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

Our storage assets include five underground natural gas storage facilities in Oklahoma, three underground natural gas storage facilities in Kansas and three underground natural gas storage facilities in Texas. One of our natural gas storage facilities has been idle since 2001 following natural gas explosions and eruptions of natural gas geysers in Hutchinson, Kansas. We began injecting brine into the facility in the first quarter of 2007 in order to ensure the long-term integrity of the facility. Monitoring of the facility and review of the data for the geoengineering study are ongoing.

Our Natural Gas Pipelines segment’s assets consist of the following:

•	approximately 1,290 miles of FERC-regulated interstate natural gas pipelines with approximately 2.4 Bcf/d of peak transportation capacity,
•	approximately 5,630 miles of intrastate natural gas gathering and state-regulated intrastate transmission pipelines with peak transportation capacity of approximately 2.9 Bcf/d,
•	approximately 51.6 Bcf of total active working gas storage capacity, and
•	our 50 percent interest in Northern Border Pipeline.

Natural Gas Liquids Gathering and Fractionation

Our natural gas liquids gathering and fractionation assets consist of facilities that gather, fractionate and treat NGLs and store NGL purity products primarily in Oklahoma, Kansas and Texas, as well as store and fractionate NGLs in Mont Belvieu, Texas. Most of the pipeline-connected natural gas processing plants in Oklahoma, Kansas and the Texas panhandle, which extract NGLs from raw natural gas, are connected to our gathering systems. The natural gas liquids operations gather these unfractionated NGLs and deliver them to our fractionators. The unfractionated NGLs are then separated into NGL products, through a fractionation process, to realize the greater economic value of the NGL products. The individual NGL products are then stored or distributed to petrochemical manufacturers, refineries and propane distributors. Our fractionation and storage facilities are connected to the key natural gas liquids market centers in Conway, Kansas, and Mont Belvieu, Texas, by FERC-regulated interstate natural gas liquids pipelines, which are part of our Natural Gas Liquids Pipelines segment.

Our Natural Gas Liquids Gathering and Fractionation segment assets consist of the following:

•	approximately 2,570 miles of owned and contracted natural gas liquids gathering pipelines with peak capacity of approximately 270 MBbl/d,
•	approximately 163 miles of natural gas liquids distribution pipelines with peak transportation capacity of approximately 62 MBbl/d,
•	interests in four natural gas liquids fractionators with proportional operating capacity of approximately 399 MBbl/d,
•	one 9 MBbl/d isomerization unit, and
•	seven owned or leased storage facilities in Oklahoma, Kansas and Texas with operating storage capacity of approximately 24,600 MBbl.

Natural Gas Liquids Pipelines

Our natural gas liquids gathering pipelines deliver unfractionated NGLs gathered in Oklahoma, Kansas and the Texas panhandle to our Mid-Continent fractionation facilities in Medford, Oklahoma. Our natural gas liquids distribution pipelines deliver NGL products to the natural gas liquids market hubs in Conway, Kansas, and Mont Belvieu, Texas. Through our acquisition of an interstate natural gas liquids and refined petroleum products pipeline system and related assets from a subsidiary of Kinder Morgan, we acquired terminal and storage facilities as well as natural gas liquids and refined petroleum products pipelines that connect our Mid-Continent assets with the Midwest markets near Chicago, Illinois. We operate FERC-regulated natural gas liquids gathering and distribution pipelines in Oklahoma, Kansas, Nebraska, Missouri, Iowa, Illinois and Texas. We have natural gas liquids terminal and storage facilities in Missouri, Nebraska, Iowa and Illinois.

Our Natural Gas Liquids Pipelines segment’s assets consist of the following:

•	approximately 720 miles of FERC-regulated natural gas liquids gathering pipelines with peak capacity of approximately 93 MBbl/d,
•	approximately 3,350 miles of FERC-regulated natural gas liquids distribution pipelines with peak transportation capacity of 434 MBbl/d,
•	eight NGL product terminals in Missouri, Nebraska, Iowa and Illinois, and
•	above-and below-ground storage facilities with 978 MBbl operating capacity.

Other

Our Other segment includes Black Mesa, which is a pipeline that was designed to transport crushed coal suspended in water along 273 miles of pipeline that originates at a coal mine in Kayenta, Arizona, and terminates at Mohave in Laughlin, Nevada. We plan to either divest the Black Mesa pipeline or commence decommissioning of the pipeline during 2008.

ITEM 3. LEGAL PROCEEDINGS

Will Price, et al. v. Gas Pipelines, et al. (f/k/a Quinque Operating Company, et al. v. Gas Pipelines, et al.), 26th Judicial District, District Court of Stevens County, Kansas, Civil Department, Case No. 99C30 (“Price I”). Plaintiffs brought suit on May 28, 1999, against Mid-Continent Market Center, Inc., ONEOK Field Services Company, ONEOK WesTex Transmission, L.P. and ONEOK Hydrocarbon, L.P. (formerly Koch Hydrocarbon, LP), as well as approximately 225 other defendants. Plaintiffs sought class certification for its claims for monetary damages that the defendants had underpaid gas producers and royalty owners throughout the United States by intentionally understating both the volume and the heating content of purchased gas. After extensive briefing and a hearing, the Court refused to certify the class sought by plaintiffs. Plaintiffs then filed an amended petition limiting the purported class to gas producers and royalty owners in Kansas, Colorado and Wyoming and limiting the claim to undermeasurement of volumes. Oral argument on the plaintiffs’ motion to certify this suit as a class action was conducted on April 1, 2005. The Court has not yet ruled on the class certification issue.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION AND HOLDERS

Our equity consists of a 2 percent general partner interest and a 98 percent limited partner interest. Our limited partner interests are represented by our common units, which are listed on the NYSE under the trading symbol “OKS,” and our Class B limited partner units. The following table sets forth the high and low closing prices of our common units for the periods indicated.

	Year Ended December 31, 2007		Year Ended December 31, 2006
	High	Low	High	Low
First Quarter	$67.80	$62.62	$49.15	$42.74
Second Quarter	$72.42	$66.82	$51.35	$47.63
Third Quarter	$70.70	$58.20	$56.25	$49.99
Fourth Quarter	$65.41	$59.00	$65.91	$57.08

At February 20, 2008, there were 902 holders of record of our 46,397,214 outstanding common units.

CASH DISTRIBUTIONS

The following table sets forth the quarterly cash distribution declared and paid on our common and Class B units during the periods indicated.

	Years Ended December 31,
	2007	2006
First Quarter	$0.98	$0.80
Second Quarter	$0.99	$0.88
Third Quarter	$1.00	$0.95
Fourth Quarter	$1.01	$0.97

In January 2008, we increased our cash distribution to $1.025 per unit for the fourth quarter of 2007, which was paid on February 14, 2008, to unitholders of record as of January 31, 2008.

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

We paid cash distributions to our general and limited partners of $384.6 million for 2007 and $265.5 million for 2006, which included an incentive distribution to our general partner of $47.1 million for 2007 and $23.1 million for 2006. Additional information about our cash distributions is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation under “Liquidity and Capital Resources,” and Item 13, Certain Relationships and Related Transactions, and Director Independence.

ISSUANCE OF CLASS B UNITS

In April 2006, we issued approximately 36.5 million Class B units to ONEOK as part of the acquisition of the ONEOK Energy Assets. See the discussion of the ONEOK Energy Assets acquisition in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation under “Significant Acquisitions and Divestitures.” The units issued to ONEOK were the newly created Class B limited partner units. As of April 7, 2007, the Class B limited partner units are no longer subordinated to distributions on our common units and generally have the same voting rights as our common units. See Note B of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for additional information.

The Class B units were not registered in reliance on the exemption from registration with the SEC as set forth in Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering.

PERFORMANCE GRAPH

The following performance graph compares the performance of our common units with the S&P 500 Index and the Alerian MLP Index during the period beginning on December 31, 2002, and ending on December 31, 2007. The graph assumes a $100 investment in our common units and in each of the indices at the beginning of the period and a reinvestment of distributions/dividends paid on such investments throughout the period.

	Cumulative Total Return
	Years Ending December 31,
	2002	2003	2004	2005	2006	2007
ONEOK Partners, L.P.	$100.00	$112.19	$148.69	$138.50	$224.08	$230.01
S&P 500 Index	$100.00	$128.68	$142.69	$149.70	$173.34	$182.87
Alerian MLP Index (a)	$100.00	$144.55	$168.65	$179.30	$225.60	$254.24

(a) -	The Alerian MLP Index measures the composite performance of the 50 most prominent energy master limited partnerships, and is calculated by Standard & Poor’s using a float-adjusted, capitalization-weighted methodology.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for each of the periods indicated.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	( In thousands of dollars, except per unit data)
Operating revenue	$5,831,558	$4,738,248	$703,944	$590,383	$550,948
Income (loss) from continuing operations	$407,747	$445,186	$146,507	$140,921	$(97,149)
Net income (loss)	$407,747	$445,186	$147,013	$144,720	$(88,454)
Total assets	$6,112,065	$4,921,717	$2,527,766	$2,514,690	$2,570,583
Long-term debt, including current maturities	$2,617,326	$2,031,529	$1,123,971	$1,139,358	$1,238,986
Per unit income (loss) from continuing operations	$4.21	$5.01	$2.92	$2.81	$(2.27)
Per unit net income (loss)	$4.21	$5.01	$2.93	$2.89	$(2.08)
Distributions per unit	$3.98	$3.60	$3.20	$3.20	$3.20

Financial data for 2007 and 2006 is not directly comparable with 2005, 2004 and 2003 due to the significance of the April 2006 ONEOK Transactions. See discussion of acquisitions and dispositions beginning on page 32 under “Significant Acquisitions and Divestitures” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

EXECUTIVE SUMMARY

The following discussion highlights some of our achievements and significant issues affecting us this past year. Please refer to the Financial and Operating Results section of Management’s Discussion and Analysis of Financial Condition and Results of Operation and the Financial Statements for a complete explanation of the following items.

In July 2007, we announced a series of organizational changes that led to the realignment of our previous business segments. Our financial results are now reported in these four segments: (i) Natural Gas Gathering and Processing, which remains unchanged, (ii) Natural Gas Pipelines, which is comprised of our former interstate natural gas pipelines segment and the natural gas assets of our former pipelines and storage segment, (iii) Natural Gas Liquids Gathering and Fractionation, which remains unchanged, and (iv) Natural Gas Liquids Pipelines, which is comprised of the natural gas liquids assets of our former pipelines and storage segment. Prior periods have been restated to reflect these segment changes. The change reflects the increasing scale of the natural gas liquids business, which has grown significantly since 2006. Our natural gas liquids business is expanding as we integrate the assets acquired in October 2007 from a subsidiary of Kinder Morgan into our Natural Gas Liquids Pipelines segment and complete our other internal growth projects.

In September 2007, we completed an underwritten public debt offering of $600 million to finance the assets acquired from Kinder Morgan and to repay debt outstanding under the 2007 Partnership Credit Agreement, which was incurred to fund our internal growth capital projects. Both the assets acquired from Kinder Morgan and our capital projects are discussed below in the “Significant Acquisitions and Divestitures” and the “Capital Projects” sections.

On January 15, 2008, we declared a cash distribution of $1.025 per unit ($4.10 per unit on an annualized basis), an increase of approximately 5 percent over the $0.98 declared in January 2007.

Net income per unit decreased to $4.21 in 2007, compared with $5.01 in 2006. The decrease in net income per unit for the year is primarily due to the gain on sale of a 20 percent partnership interest in Northern Border Pipeline in the second quarter of 2006. Operating income decreased to $446.8 million in 2007, compared with $511.2 million in 2006. Excluding the gain on sale of assets, operating income increased to $444.8 million in 2007 compared with $395.7 million in 2006. Our Natural Gas Liquids Gathering and Fractionation segment and Natural Gas Liquids Pipelines segment benefited primarily from new supply connections that increased volumes gathered, transported, fractionated and sold. In addition, we benefited from higher product price spreads and higher isomerization price spreads in our Natural Gas Liquids Gathering and Fractionation segment. Our Natural Gas Liquids Pipelines segment benefited from the incremental operating income related to the assets acquired from Kinder Morgan in October 2007. These increases were partially offset by decreased natural gas transportation margins in our Natural Gas Pipelines segment, primarily resulting from lower throughput and higher fuel costs. Operating income also decreased in our Natural Gas Gathering and Processing segment, primarily due to lower natural gas volumes processed as a result of contract terminations in late 2006.

SIGNIFICANT ACQUISITIONS AND DIVESTITURES

Acquisition of NGL Pipeline - In October 2007, we completed the acquisition of an interstate natural gas liquids and refined petroleum products pipeline system and related assets from a subsidiary of Kinder Morgan for approximately $300 million, before working capital adjustments. The system extends from Bushton and Conway, Kansas, to Chicago, Illinois, and transports, stores and delivers a full range of NGL and refined products. The FERC-regulated system spans 1,627 miles and has a capacity to transport up to 134 MBbl/d. The transaction includes approximately 978 MBbl of owned storage capacity, eight NGL terminals and a 50 percent ownership of Heartland. ConocoPhillips owns the other 50 percent of Heartland and is the managing partner of the Heartland joint venture, which consists primarily of three refined products terminals and connecting pipelines. Financing for this transaction came from the proceeds of our September 2007 issuance of $600 million 6.85 percent Senior Notes due 2037 (the 2037 Notes). See Note G of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for a discussion on the 2037 Notes. These assets are included in our Natural Gas Liquids Pipelines segment.

ONEOK Transactions - In April 2006, we completed the acquisition and consolidated certain companies comprising ONEOK’s former gathering and processing, natural gas liquids, and pipelines and storage segments (collectively, the ONEOK Energy Assets) in a series of transactions (collectively, the ONEOK Transactions). This acquisition is accounted for in our Natural Gas Gathering and Processing, Natural Gas Pipelines, Natural Gas Liquids Gathering and Fractionation, and Natural Gas Liquids Pipelines segments.

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

Equity Issuance - In connection with the ONEOK Transactions, we amended our Partnership Agreement to provide for the issuance of Class B limited partner units and issued approximately 36.5 million Class B limited partner units to ONEOK. The Class B limited partner units were issued on April 6, 2006. For more information regarding the Class B units, refer to discussion of the ONEOK Transactions in Note B of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Acquisition of Guardian Pipeline Interests - In April 2006, we acquired the 66- 2/3 percent interest in Guardian Pipeline not previously owned by us for approximately $77 million, increasing our ownership interest to 100 percent. We used borrowings from our credit facility to fund the acquisition of the additional interest in Guardian Pipeline. Guardian Pipeline is consolidated in our consolidated financial statements and reported in our Natural Gas Pipelines segment as of January 1, 2006.

Capital Projects

Woodford Shale Natural Gas Liquids Pipeline Extension - In February 2008, we announced plans to construct a 78-mile natural gas liquids gathering pipeline to connect two natural gas processing plants in the Woodford Shale area in southeast Oklahoma at a cost of approximately $25 million, excluding AFUDC. The project is currently scheduled for completion in the second quarter of 2008. These two plants are expected to produce approximately 25 MBbl/d of unfractionated NGLs. Until the Arbuckle Pipeline project is completed, the natural gas liquids production will be transported by our existing Mid-Continent natural gas liquids pipelines. Upon completion of the Arbuckle Pipeline project, the Woodford Shale natural gas liquids production is expected to be transported to our Mont Belvieu, Texas, fractionation facility. This project will be in our Natural Gas Liquids Gathering and Fractionation segment.

Overland Pass Pipeline Company - In May 2006, we entered into an agreement with a subsidiary of Williams to form a joint venture called Overland Pass Pipeline Company. Overland Pass Pipeline Company is building a 760-mile natural gas liquids pipeline from Opal, Wyoming, to the Mid-Continent natural gas liquids market center in Conway, Kansas. The pipeline is designed to transport approximately 110 MBbl/d of unfractionated NGLs, which can be increased to approximately 150 MBbl/d with additional pump facilities. During 2006, we paid $11.6 million to Williams for the acquisition of our interest in the joint venture and for reimbursement of initial capital expenditures. As the 99 percent owner of the joint venture, we will manage the construction project, advance all costs associated with construction and operate the pipeline. Within two years of the pipeline becoming operational, Williams will have the option to increase its ownership up to 50 percent by reimbursing us for its proportionate share of all construction costs. If Williams exercises its option to increase its ownership to the full 50 percent, Williams would have the option to become operator. This project has received the required approvals of various state and federal regulatory authorities, and we are constructing the pipeline with start-up currently scheduled for the second quarter of 2008.

As part of a long-term agreement, Williams dedicated its NGL production from two of its natural gas processing plants in Wyoming to the joint-venture company. We will provide downstream fractionation, storage and transportation services to Williams. The pipeline project is currently estimated to cost approximately $535 million, excluding AFUDC. Since our initial estimate in early 2006, there has been a significant increase in the demand for pipeline construction-related services, which has led to higher rates, particularly for construction labor and equipment. Additionally, due to the extended permitting process, we are constructing the pipeline during the winter months, which could contribute to added construction costs and could cause further delays. The severity of the winter conditions could further impact our cost and schedule estimates. In addition, we are investing approximately $216 million, excluding AFUDC, to expand our existing fractionation and storage capabilities and the capacity of our natural gas liquids distribution pipelines. Financing for both projects may include a combination of short- or long-term debt or equity. Overland Pass Pipeline Company is included in our Natural Gas Liquids Pipelines segment, while the associated expansions are included in our Natural Gas Liquids Gathering and Fractionation segment and Natural Gas Liquids Pipelines segment.

Piceance Lateral Pipeline - In March 2007, we announced that Overland Pass Pipeline Company also plans to construct a 150-mile lateral pipeline with capacity to transport as much as 100 MBbl/d of unfractionated NGLs from the Piceance Basin in Colorado to the Overland Pass Pipeline. Williams announced that it intends to construct a new natural gas processing plant in the Piceance Basin and will dedicate its NGL production from that plant and an existing plant to be transported by the lateral pipeline. This project requires the approval of various state and federal regulatory authorities. Assuming Overland Pass Pipeline Company obtains the required state and federal regulatory approvals, construction of this lateral pipeline is currently expected to begin in late 2008 and be completed during the second quarter of 2009, at a current cost estimate of approximately $120 million, excluding AFUDC. This project is in our Natural Gas Liquids Pipelines segment.

Arbuckle Pipeline Natural Gas Liquids Pipeline - In March 2007, we announced plans to build the 440-mile Arbuckle Pipeline, a natural gas liquids pipeline from southern Oklahoma through northern Texas and continuing on to the Texas Gulf Coast, at a current estimated cost of approximately $260 million, excluding AFUDC. The Arbuckle Pipeline will have the capacity to transport 160 MBbl/d of unfractionated natural gas liquids and will connect our existing Mid-Continent infrastructure with our fractionation facility in Mont Belvieu, Texas, and other Gulf Coast region fractionators. Construction of the pipeline will require permits from various federal, state and local regulatory bodies. Construction is currently expected to begin in mid-2008 and be completed by early 2009. This project is in our Natural Gas Liquids Pipelines segment.

Williston Basin Gas Processing Plant Expansion - In March 2007, we announced the expansion of our Grasslands natural gas processing facility in North Dakota at a cost of approximately $30 million, excluding AFUDC. The Grasslands facility is our largest natural gas processing plant in the Williston Basin. The expansion increases processing capacity to approximately 100 MMcf/d from its current capacity of 63 MMcf/d and increases fractionation capacity to approximately 12 MBbl/d from 8

MBbl/d. The expansion project is expected to come on-line in phases, with the final phase currently expected to be on-line in the third quarter of 2008. This project is in our Natural Gas Gathering and Processing segment.

Fort Union Gas Gathering Expansion - In January 2007, Fort Union Gas Gathering announced that it will double its existing gathering pipeline capacity by adding 148 miles of new gathering lines, resulting in approximately 649 MMcf/d of additional capacity in the Powder River basin of Wyoming. The expansion is expected to cost approximately $110 million, excluding AFUDC, which will be financed within the Fort Union Gas Gathering partnership and will occur in two phases. Phase 1, with more than 200 MMcf/d capacity, was placed in service during the fourth quarter of 2007. Phase 2, with approximately 450 MMcf/d capacity, is currently expected to be in service during the second quarter of 2008. The additional capacity has been fully subscribed for 10 years beginning with the in-service date of the expansion. We own approximately 37 percent of Fort Union Gas Gathering. This investment is in our Natural Gas Gathering and Processing segment and is accounted for under the equity method of accounting.

Guardian Pipeline Expansion and Extension - In December 2007, Guardian Pipeline received and accepted the certificate of public convenience and necessity issued by the FERC for its expansion and extension project. The certificate authorizes us to construct, install and operate approximately 119 miles of a 20-inch and 30-inch natural gas transportation pipeline with a capacity to transport 537 MMcf/d of natural gas north from Ixonia, Wisconsin, to the Green Bay, Wisconsin, area. The project is supported by long-term shipper commitments. The cost of the project is currently estimated to be $260 million, excluding AFUDC. The pipeline is currently projected to be in service in the fourth quarter of 2008. This project is in our Natural Gas Pipelines segment.

Midwestern Gas Transmission Eastern Extension - Midwestern Gas Transmission’s eastern extension pipeline was placed into service in January 2008. The extension added approximately 31 miles of natural gas transportation pipeline, with a capacity to transport 120 MMcf/d of natural gas from Midwestern’s previous terminus at Portland, Tennessee, to interconnects with Columbia Gulf Transmission Company and East Tennessee Natural Gas, LLC, near Hartsville, Tennessee. The project is supported by a long-term shipper commitment. Total capital expenditures are expected to be $62 million, excluding AFUDC. This project is in our Natural Gas Pipelines segment.

IMPACT OF NEW ACCOUNTING STANDARDS

Information about the impact of Statement 157, “Fair Value Measurements,” Statement 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” FIN 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109,” Statement 141R, “Business Combinations,” and Statement 160, “Noncontrolling Interest in Consolidated Financial Statements - an amendment to ARB No. 51,” is included in Note A of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our consolidated financial statements and related disclosures in accordance with GAAP requires us to make estimates and assumptions with respect to values or conditions that cannot be known with certainty that affect the reported amount of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These estimates and assumptions also affect the reported amounts of revenue and expenses during the reporting period. Although we believe these estimates are reasonable, actual results could differ from our estimates.

The following is a summary of our most critical accounting policies, which are defined as those policies most important to the portrayal of our financial condition and results of operations and requiring management’s most difficult, subjective or complex judgment, particularly because of the need to make estimates concerning the impact of inherently uncertain matters. We have discussed the development and selection of our critical accounting policies and estimates with the Audit Committee of our Board of Directors.

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

We assess our goodwill and intangible assets for impairment at least annually, based on Statement 142, “Goodwill and Other Intangible Assets.” There were no impairment charges resulting from the July 1, 2007, impairment tests and no events indicating an impairment have occurred subsequent to that date. An initial assessment is made by comparing the fair value of the operations with goodwill, as determined in accordance with Statement 142, to the book value of each reporting unit. If the fair value is less than the book value, an impairment is indicated, and we must perform a second test to measure the amount of the impairment. In the second test, we calculate the implied fair value of the goodwill by deducting the fair value of all tangible and intangible net assets of the operations with goodwill from the fair value determined in step one of the assessment. If the carrying value of the goodwill exceeds this calculated implied fair value of the goodwill, we will record an impairment charge. At December 31, 2007, we had $394.6 million of goodwill recorded on our Consolidated Balance Sheet as shown below.

(Thousands of dollars)
Natural Gas Gathering and Processing	$90,037
Natural Gas Pipelines	128,997
Natural Gas Liquids Gathering and Fractionation	175,566
Total goodwill	$394,600

Intangible assets with a finite useful life are amortized over their estimated useful life, while intangible assets with an indefinite useful life are not amortized. All intangible assets are subject to impairment testing. As shown below, we had $287.5 million of intangible assets recorded on our Consolidated Balance Sheet as of December 31, 2007.

(Thousands of dollars)
Natural Gas Liquids Gathering and Fractionation	$273,751
Natural Gas Liquids Pipelines	13,733
Total intangible assets	$287,484

During 2006, we reassessed our coal slurry pipeline operation and concluded that the likelihood of Black Mesa resuming operations was significantly reduced, and a goodwill and asset impairment of $8.4 million and $3.6 million, respectively, was recorded as depreciation and amortization. The reduction to our net income after income taxes was $10.6 million. Additional information about Black Mesa is included above in Item 1 under “Description of Business Segments - Other.”

Our total unamortized excess cost over underlying fair value of net assets accounted for under the equity method was $185.6 million as of December 31, 2007 and 2006. These amounts were recorded in investment in unconsolidated affiliates on our accompanying Consolidated Balance Sheets. For the investments we account for under the equity method, the premium or excess cost over underlying fair value of net assets is referred to as equity method goodwill and under Statement 142 is not subject to amortization but rather to impairment testing pursuant to APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The impairment test under APB Opinion No. 18 considers whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary. Therefore, we periodically reevaluate the amount at which we carry the excess of cost over fair value of net assets accounted for under the equity method to determine whether current events or circumstances warrant adjustments to our carrying value in accordance with APB Opinion No. 18. See Note K of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for additional discussion of unconsolidated affiliates.

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

Under Statement 133, entities are required to record derivative instruments at fair value. The fair value of a derivative instrument is determined by commodity exchange prices, over-the-counter quotes, volatility, time value, counterparty credit and the potential impact on market prices of liquidating positions in an orderly manner over a reasonable period of time under current market conditions.

Market value changes result in a change in the fair value of our derivative instruments. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the nature of the risk being hedged and how we will determine if the hedging instrument is effective. If the derivative instrument does not qualify or is not designated as part of a hedging relationship, then we account for changes in fair value of the derivative in earnings as they occur. Commodity price volatility may have a significant impact on the gain or loss in a given period. For more information on fair value sensitivity and a discussion of the market risk of pricing changes, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

To minimize the risk of fluctuations in natural gas, NGLs and condensate prices, we periodically enter into futures, collars or swap transactions in order to hedge anticipated purchases and sales of natural gas, NGLs, condensate, and fuel requirements. Interest rate swaps are also used to manage interest rate risk. Under certain conditions, we designate these derivative instruments as a hedge of exposure to changes in fair values or cash flow. For hedges of exposure to changes in cash flow, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of accumulated other comprehensive income (loss) and subsequently recorded to earnings when the forecasted transaction affects earnings. Any ineffectiveness of designated hedges is reported in earnings in the period the ineffectiveness occurs. For hedges of exposure to changes in fair value, the gain or loss on the derivative instrument is recognized in earnings during the period of change together with the offsetting gain or loss on the hedged item attributable to the risk being hedged.

Upon election, many of our purchase and sale agreements that otherwise would be required to follow derivative accounting qualify as normal purchases and normal sales under Statement 133 and are therefore exempt from fair value accounting treatment.

See Note C of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for more discussion of derivatives and risk management activities.

Contingencies - Our accounting for contingencies covers a variety of business activities, including contingencies for legal and environmental exposures. We accrue these contingencies when our assessments indicate that it is probable that a liability has been incurred or an asset will not be recovered and an amount can be reasonably estimated in accordance with Statement 5, “Accounting for Contingencies.” We base our estimates on currently available facts and our estimates of the ultimate outcome or resolution. Actual results may differ from our estimates resulting in an impact, positive or negative, on earnings. See Note H of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for additional discussion of contingencies.

FINANCIAL AND OPERATING RESULTS

Consolidated Operations

Selected Financial Information - The following table sets forth certain selected financial information for the periods indicated.

	Years Ended December 31,
Financial Results	2007	2006	2005
	(Thousands of dollars)
Operating revenue	$5,831,558	$4,738,248	$703,944
Cost of sales and fuel	4,935,665	3,894,700	210,082
Net margin	895,893	843,548	493,862
Operating costs	337,356	325,774	151,084
Depreciation and amortization	113,704	122,045	86,010
Gain on sale of assets	1,950	115,483	-
Operating income	$446,783	$511,212	$256,768

Equity earnings from investments	$89,908	$95,883	$24,736
Allowance for equity funds used during construction	$12,538	$2,205	$527
Interest expense	$138,947	$133,482	$86,903
Minority interests in income of consolidated subsidiaries	$416	$2,392	$45,674

Operating Results - Net margin increased for 2007, compared with 2006, primarily due to the performance of our Natural Gas Liquids Gathering and Fractionation segment and Natural Gas Liquids Pipelines segment, which benefited primarily from new supply connections that increased volumes gathered, transported, fractionated and sold. In addition, net margin increased due to higher product price spreads and higher isomerization price spreads in our Natural Gas Liquids Gathering and Fractionation segment. Our Natural Gas Liquids Pipelines segment benefited from the incremental net margin related to the acquired assets from Kinder Morgan in October 2007. Net margin also increased due to increased storage margins in our Natural Gas Pipelines segment. These increases were partially offset by decreased natural gas transportation margins in our Natural Gas Pipelines segment, primarily resulting from lower throughput and higher fuel costs. Net margin also decreased in our Natural Gas Gathering and Processing segment, primarily due to lower natural gas volumes processed as a result of contract terminations in late 2006.

Operating costs increased for 2007, compared with 2006, primarily due to higher employee-related costs and the incremental operating expenses associated with our acquired assets from Kinder Morgan, partially offset by lower litigation costs.

Depreciation and amortization decreased for 2007, compared with 2006, primarily due to a goodwill and asset impairment charge of $12.0 million recorded in the second quarter of 2006 related to Black Mesa, which is included in our Other segment.

Gain on sale of assets decreased for 2007, compared with 2006, primarily due to the $113.9 million gain on sale of a 20 percent partnership interest in Northern Border Pipeline recorded in the second quarter of 2006 in our Natural Gas Pipelines segment.

Equity earnings from investments for 2007 and 2006 primarily include earnings from our interest in Northern Border Pipeline. The decrease in equity earnings from investments for 2007 is primarily due to the decrease in our share of Northern Border Pipeline’s earnings from 70 percent in the first quarter of 2006 to 50 percent beginning in the second quarter of 2006. See page 32 for discussion of the disposition of the 20 percent partnership interest in Northern Border Pipeline.

Allowance for equity funds used during construction increased for 2007, compared with 2006, due to our capital projects, which are discussed beginning on page 33.

Minority interest in income of consolidated subsidiaries decreased for 2007, compared with 2006, primarily due to our acquisition of the remaining interest in Guardian Pipeline. Minority interest in income of consolidated subsidiaries for 2006 included the 66- 2/3 percent interest in Guardian Pipeline that we did not own until April 2006. We owned 100 percent of Guardian Pipeline beginning in April 2006, resulting in no minority interest in income of consolidated subsidiaries related to Guardian Pipeline after March 31, 2006.

Net margin was $843.5 million in 2006, compared with $493.9 million in 2005. Net margin increased primarily due to the acquisition of the ONEOK Energy Assets, which accounts for $638.9 million of our consolidated net margin for the period, and, to a lesser extent, the effect of the Guardian Pipeline consolidation, partially offset by the effect of the Northern Border Pipeline deconsolidation.

Operating costs increased in 2006, compared with 2005, primarily due to our acquisition of the ONEOK Energy Assets.

Equity earnings from investments for 2006 primarily consisted of earnings from our interest in Northern Border Pipeline which is no longer consolidated as of January 1, 2006. Equity earnings from investments for 2005 consisted of earnings from our 33- 1/3 percent interest in Guardian Pipeline, which is reflected on a consolidated basis beginning January 1, 2006.

Minority interest in net income for 2006 included earnings from the 66- 2/3 percent interest in Guardian Pipeline until that interest was acquired by us in April 2006. Minority interest in net income for 2005 included earnings from the 30 percent interest in Northern Border Pipeline owned by TC PipeLines when Northern Border Pipeline’s results were consolidated.

More information regarding our results of operations is provided in the following discussion of operating results for each of our segments.

Natural Gas Gathering and Processing

Acquisition - In April 2006, we completed the acquisition of the ONEOK Energy Assets, which is discussed further on page 32.

Selected Financial and Operating Information - The following tables set forth certain selected financial and operating information for our Natural Gas Gathering and Processing segment for the periods indicated.

	Years Ended December 31,
Financial Results	2007	2006	2005
	(Thousands of dollars)
Natural gas liquids and condensate sales	$673,800	$646,548	$123,088
Gas sales	636,761	706,318	107,999
Gathering, compression, dehydration and processing fees and other revenue	148,089	123,224	44,200
Cost of sales and fuel	1,092,139	1,105,329	180,052
Net margin	366,511	370,761	95,235
Operating costs	135,422	147,487	34,476
Depreciation and amortization	45,099	43,032	16,045
Gain on sale of assets	1,825	373	-
Operating income	$187,815	$180,615	$44,714

Equity earnings from investments	$26,399	$22,616	$22,473

	Years Ended December 31,
Operating Information	2007	2006	2005
Natural gas gathered (BBtu/d)	1,171	1,168	274
Natural gas processed (BBtu/d)	621	988	94
Natural gas liquids sales (MBbl/d)	38	42	8
Natural gas sales (BBtu/d)	281	302	43
Capital expenditures (Thousands of dollars)	$83,820	$80,982	$16,602
Realized composite NGL sales price ($/gallon)	$1.06	$0.93	$0.92
Realized condensate sales price ($/Bbl)	$67.35	$57.84	$-
Realized natural gas sales price ($/MMBtu)	$6.21	$6.31	$6.87
Realized gross processing spread ($/MMBtu)	$5.21	$5.05	$-

	Years Ended December 31,
	2007	2006	2005
Percent of proceeds
Wellhead purchases (MMBtu/d)	83,993	121,199	-
NGL sales (Bbl/d)	5,959	7,364	2,376
Residue sales (MMBtu/d)	34,010	28,855	12,502
Condensate sales (Bbl/d)	719	1,103	-
Percentage of total net margin	56%	55%	57%
Fee-based
Wellhead volumes (MMBtu/d)	1,170,502	1,168,478	274,359
Average rate ($/MMBtu)	$0.25	$0.25	$0.41
Percentage of total net margin	30%	29%	43%
Keep-whole
NGL shrink (MMBtu/d)	23,636	37,029	-
Plant fuel (MMBtu/d)	2,846	4,959	-
Condensate shrink (MMBtu/d)	2,490	3,328	-
Condensate sales (Bbl/d)	504	683	-
Percentage of total net margin	14%	16%	0%

Operating Results - Net margin decreased $4.3 million for 2007, compared with 2006, primarily due to the following:

•	a decrease of $25.8 million from lower volumes processed as a result of contract terminations at the Bushton Plant in late 2006,
•

a decrease of $5.6 million primarily due to lower processed volumes associated with winter storms and summer flooding in the Mid-Continent region and reduced processing capacity due to a temporary shutdown to install additional processing and fractionation capacity at our Grasslands plant located in the Williston Basin, partially offset by

•	an increase of $13.0 million in fee margins primarily from improved contractual terms and increased volumes in our gathering business,
•	an increase of $8.6 million due to one-time favorable contract settlements that occurred in the fourth quarter of 2007, and
•	an increase of $5.5 million due to higher realized natural gas liquids and natural gas prices.

Operating costs decreased $12.1 million for 2007, compared with 2006, primarily due to lower litigation costs and reduced operating expenses associated with the temporarily idled Bushton Plant, partially offset by higher employee-related costs.

Depreciation and amortization and capital expenditures increased for 2007, compared with 2006, primarily due to increased depreciation expense associated with our capital projects, which are discussed beginning on page 33.

The increase in equity earnings from investments for 2007, compared with 2006, is driven primarily by the earnings related to our interest in an investment in Venice Energy Services Co., LLC which operated on a limited basis in 2006 due to hurricane damage.

Net margin increased $275.5 million in 2006, compared with 2005, primarily due to the following:

•	an increase of $263.1 million related to the acquisition of ONEOK’s natural gas gathering and processing assets,
•	an increase of $3.2 million resulting from favorable commodity pricing for natural gas and NGL products on POP contracts in the Rocky Mountain region, net of hedging, and
•	an increase of $9.0 million resulting from increased natural gas volumes gathered and processed in the Rocky Mountain region, partially offset by lower average gathering rates.

Our Natural Gas Gathering and Processing segment is exposed to commodity price risk, primarily from NGLs, as a result of our contractual obligations for services provided. A small percentage of our services are provided through keep-whole arrangements. Our realized gross processing spread for 2007 was above the five-year average of $3.58 per MMBtu. See discussion regarding our commodity price risk beginning on page 51 under “Commodity Price Risk” in Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

Natural Gas Pipelines

Acquisition and Divestiture - The following transactions are described beginning on page 32.

•	In April 2006, we completed the acquisition of the ONEOK Energy Assets, which is discussed further on page 32.
•

In April 2006, we completed the sale of a 20 percent partnership interest in Northern Border Pipeline to TC PipeLines. We and TC PipeLines each now own a 50 percent interest in Northern Border Pipeline, and an affiliate of TransCanada became operator of the pipeline in April 2007.

•	In April 2006, we acquired the 66- 2/3 percent interest in Guardian Pipeline not previously owned by us for approximately $77 million, increasing our ownership interest to 100 percent.

Selected Financial and Operating Information - The following tables set forth certain selected financial and operating results for our Natural Gas Pipelines segment for the periods indicated.

	Years Ended December 31,
Financial Results	2007	2006	2005
	(Thousands of dollars)
Transportation revenue	$228,173	$234,187	$395,670
Storage revenue	54,809	49,486	-
Gas sales and other revenue	18,982	33,335	8,415
Cost of sales	60,867	70,211	30,030
Net margin	241,097	246,797	374,055
Operating costs	96,584	91,516	92,630
Depreciation and amortization	32,380	32,841	67,257
Gain on sale of assets	79	114,890	-
Operating income	$112,212	$237,330	$214,168

Equity earnings from investments	$62,487	$72,835	$2,263
Allowance for equity funds used during construction	$3,670	$918	$527
Minority interest in income of consolidated subsidiaries	$387	$2,392	$45,674

	Years Ended December 31,
Operating Information (a)	2007	2006	2005
Natural gas transported (MMcf/d)	3,579	3,634	3,808
Average natural gas price
Mid-continent region ($/MMBtu)	$6.05	$6.04	(b	)
Capital expenditures (Thousands of dollars)	$138,919	$48,598	$39,641
(a) Includes volumes for consolidated entities only. (b) Companies in the Mid-Continent region were acquired as part of the ONEOK Transactions effective January 1, 2006.

Operating Results - Net margin decreased $5.7 million for 2007, compared with 2006, due to the following:

•	a decrease of $7.1 million from natural gas transportation margins, as a result of lower throughput and higher fuel costs,
•	a decrease of $2.8 million primarily due to the expiration of reimbursements associated with an intrastate natural gas transportation construction project in Oklahoma, and
•	a decrease of $0.9 million due to a reduction in operational natural gas inventory sales, partially offset by
•	an increase of $5.4 million from natural gas storage margins as a result of new and renegotiated contracts.

Operating costs increased $5.1 million for 2007, compared with 2006, primarily due to higher employee-related costs.

Equity earnings from investments for 2007 and 2006 primarily include earnings from our interest in Northern Border Pipeline. The decrease in equity earnings from investments of $10.3 million for 2007, compared with 2006, is primarily due to the decrease in our share of Northern Border Pipeline’s earnings from 70 percent in the first quarter of 2006 to 50 percent beginning in the second quarter of 2006. See page 32 for discussion of the disposition of the 20 percent partnership interest in Northern Border Pipeline.

The increase in capital expenditures for 2007, compared with 2006, is driven primarily by our capital projects, which are discussed beginning on page 33.

Net margin decreased $127.3 million for 2006, compared with 2005, due to the following:

•	a decrease of $321.7 million related to Northern Border Pipeline, which is no longer consolidated as of January 1, 2006, offset by
•	an increase of $149.7 million due to acquisition of the pipelines and storage assets from ONEOK,
•	an increase of $35.6 million due to the consolidation of Guardian Pipeline,
•	an increase of $7.7 million from natural transportation revenues as a result of lower fuel costs and higher throughput, and
•	an increase of $1.7 million due to the acquisition of OkTex Pipeline from ONEOK.

Depreciation and amortization decreased $34.4 million for 2006, compared with 2005, due to a decrease of $58.1 million related to Northern Border Pipeline, which is no longer consolidated as of January 1, 2006, offset by an increase of $5.9 million due to the consolidation of Guardian Pipeline and $17.8 million due to acquiring assets from ONEOK.

During the second quarter of 2006, we sold a 20 percent partnership interest in Northern Border Pipeline and recorded a gain on sale of approximately $113.9 million.

The increase in equity earnings from investments of $70.6 million for 2006, compared with 2005, is primarily due to our interest in Northern Border Pipeline, which is no longer consolidated as of January 1, 2006. Equity earnings from investments of $2.3 million for 2005 were primarily due to our 33- 1/ 3 percent interest in Guardian Pipeline, which is reflected on a consolidated basis beginning January 1, 2006.

Minority interest in income of consolidated subsidiaries for 2006 included the 66- 2/3 percent interest in Guardian Pipeline until that interest was acquired by us in April 2006. Minority interest in net income for 2005 included earnings from the 30 percent interest in Northern Border Pipeline owned by TC PipeLines when Northern Border Pipeline’s results were consolidated.

The increase in capital expenditures for 2006, compared with 2005, is primarily due to the assets acquired from ONEOK.

Natural Gas Liquids Gathering and Fractionation

Acquisition - In April 2006, we completed the acquisition of the ONEOK Energy Assets, which is discussed further on page 32. We did not have a Natural Gas Liquids Gathering and Fractionation segment prior to 2006.

Selected Financial and Operating Information - The following tables set forth certain selected financial and operating results for our Natural Gas Liquids Gathering and Fractionation segment for the periods indicated.

	Years Ended December 31,
Financial Results	2007	2006
	(Thousands of dollars)
Natural gas liquids and condensate sales	$4,310,474	$3,295,462
Storage and fractionation revenue	276,819	197,514
Cost of sales and fuel	4,381,529	3,325,995
Net margin	205,764	166,981
Operating costs	70,693	57,511
Depreciation and amortization	23,134	20,738
Gain on sale of assets	39	47
Operating income	$111,976	$88,779

	Years Ended December 31,
Operating Information	2007	2006
Natural gas liquids gathered (MBbl/d)	228	206
Natural gas liquids sales (MBbl/d)	231	207
Natural gas liquids fractionated (MBbl/d)	356	313
Conway-to-Mont Belvieu OPIS average spread Ethane/Propane mixture ($/gallon)	$0.06	$0.05
Capital expenditures (Thousands of dollars)	$123,555	$21,761

Operating Results - Net margin increased $38.8 million for 2007, compared with 2006, due to the following:

•

an increase of $17.8 million due to higher exchange net margin primarily driven by increased volumes due to new supply connections, improved natural gas processing economics and increased fractionation volumes at our Mont Belvieu fractionator,

•	an increase of $13.5 million due to higher product price spreads and higher isomerization price spreads, and
•	an increase of $7.6 million due to new storage contracts entered into in the second quarter of 2007 and our acquisition of the Mont Belvieu storage assets in the fourth quarter of 2006.

Operating costs increased for 2007, compared with 2006, primarily due to higher regulatory compliance costs at our storage facilities, employee-related costs and general taxes, as well as the acquisition of the Mont Belvieu storage assets in the fourth quarter of 2006.

The increase in capital expenditures for 2007, compared with 2006, is driven primarily by our growth activities for new supply connections. See discussion of our capital projects beginning on page 33.

Natural Gas Liquids Pipelines

Acquisitions - The following acquisitions are described beginning on page 32.

•

In October 2007, we completed the acquisition of an interstate natural gas liquids and refined petroleum products pipeline system and related assets from a subsidiary of Kinder Morgan for approximately $300 million, before working capital adjustments. The system extends from Bushton and Conway, Kansas, to Chicago, Illinois, and transports, stores and delivers a full range of NGL and refined products. The FERC-regulated system spans approximately 1,627 miles and has a capacity to transport up to 134 MBbl/d. The transaction includes approximately 978 MBbl of owned storage capacity, eight NGL terminals and a 50 percent ownership of Heartland.

•	In April 2006, we completed the acquisition of the ONEOK Energy Assets, which is discussed further on page 32. We did not have a Natural Gas Liquids Pipelines segment prior to 2006.

Selected Financial and Operating Information - The following tables set forth certain selected financial and operating results for our Natural Gas Liquids Pipelines segment for the periods indicated.

	Years Ended December 31,
Financial Results	2007	2006
	(Thousands of dollars)
Transportation and gathering revenue	$90,441	$66,433
Storage revenue	768	-
Gas sales and other revenue	626	63
Cost of sales and fuel	10,363	6,049
Net margin	81,472	60,447
Operating costs	28,957	19,333
Depreciation and amortization	13,062	12,035
Gain on sale of assets	7	7
Operating income	$39,460	$29,086

Equity earnings from investments	$1,022	$432
Allowance for equity funds used during construction	$8,868	$1,287
Minority interest in income of consolidated subsidiaries	$29	$-

	Years Ended December 31,
Operating Information	2007	2006
Natural gas liquids transported (MBbl/d)	299	200
Natural gas liquids gathered (MBbl/d)	81	60
Capital expenditures (Thousands of dollars)	$363,460	$49,322

Operating Results - Net margin increased $21.0 million for 2007, compared with 2006, primarily as a result of:

•	an increase of $11.5 million due to incremental margin from our acquired assets from Kinder Morgan in October 2007 and
•

an increase of $9.5 million primarily due to increased throughput from new supply connections and increased production volume from existing supply connections to our natural gas liquids gathering pipelines.

Operating costs increased $9.6 million for 2007, compared with 2006, primarily due to $5.8 million in incremental operating expenses associated with our acquired assets from Kinder Morgan, as well as higher employee-related costs.

Depreciation and amortization increased for 2007, compared with 2006, primarily due to incremental operating expenses associated with our acquired assets from Kinder Morgan.

The increase in capital expenditures for 2007, compared with 2006, is driven primarily by our growth activities. See discussion of our capital projects beginning on page 33.

Other

In 2007, we recorded a net loss of $1.6 million to maintain the standby status of the Black Mesa facility. We recorded a loss on Black Mesa for 2006 of $12.0 million, which included an after-tax reduction to net income of $10.6 million for the goodwill and asset impairments recognized during the year, compared with net income in 2005 of $3.9 million. We expect that maintaining standby status of the Black Mesa facilities would result in a loss in 2008 of approximately $1.6 million if we do not divest or decommission the pipeline. We plan to either divest the Black Mesa pipeline or commence decommissioning of the pipeline during 2008.

Contingencies

Legal Proceedings - We are a party to various litigation matters and claims that are in the normal course of our operations. While the results of litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our consolidated results of operations, financial position or liquidity.

Other - As a result of an internal review of a transaction that was brought to the attention of one of our affiliates by a third party, we have commenced an internal review of transactions that may have violated FERC capacity release rules or related rules. We have notified the FERC of this review and expect to file a report with the FERC by mid-March 2008 concerning any violations. At this time, we do not believe that penalties, if any, associated with potential violations will have a material impact on our results of operations, financial position or liquidity.

LIQUIDITY AND CAPITAL RESOURCES

General - Our principal sources of liquidity include cash generated from operating activities, bank credit facilities, debt issuances and the sale of limited partner units. We fund our operating expenses, debt service and cash distributions to our limited and general partners primarily with operating cash flow.

Part of our growth strategy is to expand our existing businesses and strategically acquire related businesses that strengthen and complement our existing assets. Capital resources for acquisitions and maintenance and growth expenditures may be funded by a variety of sources, including those listed above as our principal sources of liquidity. Beginning in 2007 and continuing in 2008, the capital markets have been impacted by macroeconomic, liquidity and other recessionary concerns. During this period, we have continued to have access to our 2007 Partnership Credit Agreement to fund our short-term liquidity needs, and we issued $600 million of long-term debt. Our ability to continue to access capital markets for debt and equity financing under reasonable terms depends on our financial condition, credit ratings and market conditions. We anticipate that our existing capital resources, ability to obtain financing and cash flow generated from future operations will enable us to maintain our current level of operations and our planned operations including capital expenditures for the foreseeable future. Our capital expenditures for 2007 and 2006 were financed through operating cash flows and short- and long-term debt. Capital expenditures were $709.9 million and $201.7 million for 2007 and 2006, respectively, exclusive of acquisitions. The increase in capital expenditures for 2007, compared with 2006, is driven primarily by our capital projects, which are discussed beginning on page 33.

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

The total amount of short-term borrowings authorized by our general partner’s Board of Directors is $1.5 billion. At December 31, 2007, we had $900 million of credit available to us under the 2007 Partnership Credit Agreement, $100 million in borrowings outstanding under the 2007 Partnership Credit Agreement and available cash of approximately $3.2 million.

The Guardian Pipeline revolving credit agreement terminated in November 2007. As of December 31, 2007, we could have issued $1.1 billion of additional debt under the most restrictive provisions contained in our various borrowing agreements.

Our 2007 Partnership Credit Agreement contains typical covenants as discussed in Note F of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. At December 31, 2007, we were in compliance with all covenants.

In November 2007, we entered into a $15 million Senior Unsecured Letter of Credit Facility and Reimbursement Agreement with Wells Fargo Bank, N.A., of which $12 million is being used, and a $12 million Standby Letter of Credit Agreement with Royal Bank of Canada. Both agreements are used to support various permits required by the KDHE for our ongoing business in Kansas.

Debt Issuance - In September 2007, we completed an underwritten public offering of $600 million aggregate principal amount of 6.85 percent Senior Notes due 2037 (the 2037 Notes). The 2037 Notes were issued under our existing shelf registration statement filed with the SEC.

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

For more information regarding the 2037 Notes and the Notes, refer to the discussion in Note G of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Equity Issuance - In connection with the ONEOK Transactions, we amended our Partnership Agreement to provide for the issuance of Class B limited partner units and issued approximately 36.5 million Class B limited partner units to ONEOK. The Class B limited partner units were issued on April 6, 2006. For more information regarding the Class B units, refer to discussion of the ONEOK Transactions in Note B of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Capitalization Structure - The following table sets forth our capitalization structure for the periods indicated.

	December 31,	December 31,
	2007	2006
Long-term Debt	54%	48%
Equity	46%	52%
Debt (including notes payable)	55%	48%
Equity	45%	52%

Credit Ratings - Our investment grade credit ratings as of December 31, 2007, are shown in the table below.

Rating Agency	Rating	Outlook
Moody’s	Baa2	Stable
S&P	BBB	Stable

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

Our $250 million and $225 million long-term notes payable, due 2010 and 2011, respectively, contain provisions that require us to offer to repurchase the senior notes at par value if our Moody’s or S&P credit rating falls below investment grade (Baa3 for Moody’s or BBB- for S&P) and the investment grade rating is not reinstated within a period of 40 days. Further, the indentures governing our senior notes due 2010 and 2011 include an event of default upon acceleration of other indebtedness of $25 million or more and the indentures governing our senior notes due 2012, 2016, 2036 and 2037 include an event of default upon the acceleration of other indebtedness of $100 million or more that would be triggered by such an offer to repurchase. Such an event of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding senior notes due 2010, 2011, 2012, 2016, 2036 and 2037 to declare those notes immediately due and payable in full. We may not have sufficient cash on hand to repurchase and repay any accelerated senior notes, which may cause us to borrow money under our credit facilities or seek alternative financing sources to finance the repurchases and repayment. We could also face difficulties accessing capital or our borrowing costs could increase, impacting our ability to obtain financing for acquisitions or capital expenditures, to refinance indebtedness and to fulfill our debt obligations. A decline in our credit rating below investment grade may also require us to provide security to our counterparties in the form of cash, letters of credit or other negotiable instruments.

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

The following tables set forth the growth and maintenance capital expenditures for 2007, 2006 and 2005.

Growth Capital Expenditures	2007	2006	2005
	(Millions of dollars)
Natural Gas Gathering and Processing	$64.8	$59.4	$14.3
Natural Gas Pipelines	123.6	28.5	16.2
Natural Gas Liquids Gathering and Fractionation	102.4	7.0	-
Natural Gas Liquids Pipelines	359.5	39.8	-
Total growth capital expenditures	$650.3	$134.7	$30.5

Maintenance Capital Expenditures	2007	2006	2005
	(Millions of dollars)
Natural Gas Gathering and Processing	$19.0	$21.6	$2.3
Natural Gas Pipelines	15.3	20.1	23.4
Natural Gas Liquids Gathering and Fractionation	21.2	14.7	-
Natural Gas Liquids Pipelines	4.0	9.5	-
Other	0.1	1.1	3.7
Total maintenance capital expenditures	$59.6	$67.0	$29.4

The majority of the capital expenditures are related to the growth projects discussed in more detail beginning on page 33.

The following table summarizes our 2008 projected growth and maintenance capital expenditures, excluding AFUDC.

2008 Projected Capital Expenditures	Growth	Maintenance	Total
	(Millions of dollars)
Natural Gas Gathering and Processing	$79	$26	$105
Natural Gas Pipelines	192	24	216
Natural Gas Liquids Gathering and Fractionation	99	29	128
Natural Gas Liquids Pipelines	484	12	496
Total projected capital expenditures	$854	$91	$945

Additional information about these projects is included under “Capital Projects” on page 33. Financing for these projects may include any, or a combination of, the following: cash from operations, borrowings under the 2007 Partnership Credit Agreement, and debt or equity offerings.

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

The following table sets forth the distribution payments for the common and Class B unitholders and our general partner for their general partner and incentive distribution interests for the periods indicated.

	Years Ended December 31,
	2007	2006	2005
	(Millions of dollars)
Common unitholders	$184.7	$167.0	$148.5
Class B unitholders	145.2	70.1	-
General Partner	54.7	28.4	11.1

The following summarizes our quarterly cash distribution activity for 2007:

•	In January 2007, we increased our cash distribution to $0.98 per unit for the fourth quarter of 2006. The distribution was paid on February 14, 2007, to unitholders of record on January 31, 2007.
•	In April 2007, we increased our cash distribution to $0.99 per unit for the first quarter of 2007. The distribution was paid on May 14, 2007, to unitholders of record as of April 30, 2007.
•	In July 2007, we increased our cash distribution to $1.00 per unit for the second quarter of 2007. The distribution was paid on August 14, 2007, to unitholders of record on July 31, 2007.
•	In October 2007, we increased our cash distribution to $1.01 per unit for the third quarter of 2007. The distribution was paid on November 14, 2007, to unitholders of record on October 31, 2007.

In January 2008, we increased our cash distribution to $1.025 per unit ($4.10 on an annualized basis) for the fourth quarter of 2007. The distribution was paid on February 14, 2008, to unitholders of record on January 31, 2008.

Additional information about our cash distributions is included under Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, and Item 13, Certain Relationships and Related Transactions and Director Independence.

ENVIRONMENTAL LIABILITIES

Information about our environmental liabilities is included in Note H of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

CASH FLOW ANALYSIS

Operating Cash Flows - Operating cash flows increased by $98.3 million for 2007, compared with 2006, primarily as a result of changes in the components of working capital. These changes increased operating cash flows by $180.3 million, compared with an increase of $123.7 million for 2006, primarily due to increases in accounts payable, partially offset by increases in accounts receivable. Operating cash flows also increased due to a decrease in income taxes as a result of our consolidation of the ONEOK Energy Assets, as of January 1, 2006, which were previously owned by a taxable entity.

Operating cash flows increased by $335.8 million for 2006 compared with 2005. The increase in operating cash flows was primarily the result of the acquisition of the ONEOK Energy Assets. Changes in components of working capital, net of the effect of the acquisition, increased operating cash flow by $123.7 million, compared with a decrease of $2.9 million in 2005, primarily as a result of decreases in accounts receivable, decreases in inventories and increases in accrued interest.

Investing Cash Flows - Cash used in investing activities was $1.0 billion for 2007, compared with $1.3 billion for 2006. Cash used in investing activities was $68.4 million for 2005.

Investing cash flows for 2007 included the following:

•

the acquisition of an interstate natural gas liquids and refined petroleum products pipeline system and related assets from a subsidiary of Kinder Morgan in October 2007 for approximately $300 million, before working capital adjustments, and

•	increased capital expenditures of $508.1 million in 2007, compared with 2006, due to our capital projects. See page 33 for discussion of our capital projects.

Investing cash flows for 2006 included the following:

•	the April 2006 purchase of the ONEOK Energy Assets, which included a cash payment of approximately $1.35 billion, before adjustments,
•	the acquisition of the 66- 2/3 percent interest in Guardian Pipeline not previously owned by us for approximately $77 million,
•	payment to Williams of $11.6 million for initial capital expenditures in connection with the Overland Pass Pipeline Company natural gas liquids pipeline joint venture,
•	an equity contribution to Northern Border Pipeline of $7.2 million,
•	the receipt of approximately $297 million from the sale of a 20 percent partnership interest in Northern Border Pipeline to TC PipeLines,
•	increased capital expenditures of $141.9 million in 2006, compared with 2005, primarily related to the ONEOK Energy Assets, and
•	the impact of the deconsolidation of Northern Border Pipeline and the consolidation of the ONEOK Energy Assets and Guardian Pipeline.

During 2007 and 2006, we used borrowings from our 2007 Partnership Credit Agreement and cash provided by operating activities to fund our investing activities. During 2006, we also used our Bridge Facility. These borrowings were subsequently repaid with proceeds from the public offering of senior notes completed in the third quarters of 2007 and 2006.

Financing Cash Flows - Cash provided by financing activities was $289.7 million for 2007, compared with $696.9 million for 2006. Cash used in financing activities was $189.8 million for 2005.

During the third quarter of 2007, we completed an underwritten public offering of senior notes totaling $598 million in net proceeds, before offering expenses. During the third quarter of 2006, we completed the underwritten public offering of senior notes totaling $1.4 billion in net proceeds, before offering expenses. The use of these proceeds is discussed below.

We had net borrowings of approximately $94.0 million in 2007, compared with net payments of $200.5 million in 2006. The changes occurred for the following reasons:

•

During 2007, short-term financing was primarily used to fund our capital projects. The $598 million debt issuance, net of discounts, was used to repay borrowings under the 2007 Partnership Credit Agreement and finance the $300 million acquisition of assets, before working capital adjustments, from a subsidiary of Kinder Morgan in October 2007.

•

During the second quarter of 2006, we borrowed $1.05 billion under our Bridge Facility to finance a portion of the acquisition of the ONEOK Energy Assets and $77 million under our revolving credit agreement to acquire the 66- 2/3 percent interest in Guardian Pipeline. In the third quarter of 2006, the net proceeds from the senior notes issued in 2006 discussed above were used to repay all of the amounts outstanding under our Bridge Facility and to repay $335 million of short-term debt.

In 2005, borrowings under Northern Border Pipeline’s and our revolving credit agreements were primarily used to repay amounts borrowed under previously existing credit agreements for Northern Border Pipeline and us. Total borrowings in 2005 were $165.0 million and debt repayments were $130.2 million. We also paid $2.8 million to terminate forward-starting interest rate swaps.

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

Cash distributions to our general and limited partners for 2007 were $384.6 million, compared with $265.5 million in 2006, an increase of $119.1 million, primarily due to the additional units that were issued to complete the ONEOK Transactions. Cash distributions to our general and limited partners increased $105.9 million for 2006, compared with 2005, due to increased available cash following the ONEOK Transactions described in this section under “Significant Acquisitions and Developments.” We paid cash distributions of $3.98 per unit in 2007, compared with $3.60 per unit paid in 2006 and $3.20 per unit paid in 2005.

Distributions to minority interests for 2006 decreased $60.5 million, compared with 2005, primarily due to the deconsolidation of Northern Border Pipeline. Distributions to minority interests for 2005 included distributions related to TC PipeLines’ 30 percent interest in Northern Border Pipeline prior to the sale.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth our contractual obligations related to debt, operating leases and other long-term obligations as of December 31, 2007. For further discussion of the debt and operating lease agreements, see Notes G and H, respectively, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

	Payments Due by Period
Contractual Obligations	Total	2008	2009	2010	2011	2012	Thereafter
	(Thousands of dollars)
ONEOK Partners
$1 billion credit agreement	$100,000	$100,000	$-	$-	$-	$-	$-
Senior notes - 8.875%	250,000	-	-	250,000	-	-	-
Senior notes - 7.10%	225,000	-	-	-	225,000	-	-
Senior notes - 5.90%	350,000	-	-	-	-	350,000	-
Senior notes - 6.15%	450,000	-	-	-	-	-	450,000
Senior notes - 6.65%	600,000	-	-	-	-	-	600,000
Senior notes - 6.85%	600,000	-	-	-	-	-	600,000
Guardian Pipeline
Senior notes - various	133,641	11,930	11,931	11,931	11,931	11,062	74,856
Interest payments on debt	2,789,800	177,600	176,700	163,700	140,000	120,200	2,011,600
Operating leases	87,964	18,698	13,784	12,745	12,622	5,847	24,268
Firm transportation contracts	26,820	11,881	11,260	3,679	-	-	-
Financial and physical derivatives	46,856	46,856	-	-	-	-	-
Purchase commitments, rights of way and other	58,366	52,971	935	935	935	935	1,655
Total	$5,718,447	$419,936	$214,610	$442,990	$390,488	$488,044	$3,762,379

Long-term Debt - Long-term debt as reported on our Consolidated Balance Sheets includes unamortized debt discount.

Interest Payments on Debt - Interest expense is calculated by taking long-term debt and multiplying it by the respective coupon rates.

Operating Leases - Our operating leases include a gas processing plant, storage contracts, office space, pipeline equipment, rights-of-way and vehicles. Our Processing and Services Agreement with ONEOK and OBPI sets out the terms by which OBPI provides processing and related services at the Bushton Plant through 2012. In exchange for such services, we pay OBPI for all direct costs and expenses of operating the Bushton Plant, including reimbursement of a portion of OBPI’s obligations under equipment leases covering the Bushton Plant.

Firm Transportation Contracts - Firm transportation agreements with our Natural Gas Gathering and Processing segment’s joint ventures require minimum monthly payments.

Financial and Physical Derivatives - Financial and physical derivatives represent fixed-price purchase commitments based on market information at December 31, 2007, associated with our Natural Gas Liquids Gathering and Fractionation segment.

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

You should not place undue reliance on forward-looking statements. Known and unknown risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements. Those factors may affect our operations, markets, products, services and prices. In addition to any assumptions and other factors referred to specifically in connection with the forward-looking statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statement include, among others, the following:

•	the effects of weather and other natural phenomena on our operations, demand for our services and energy prices;
•	competition from other United States and Canadian energy suppliers and transporters as well as alternative forms of energy;
•	the capital intensive nature of our businesses;
•	the profitability of assets or businesses acquired by us;
•	risks of marketing, trading and hedging activities, including the risks of changes in energy prices or the financial condition of our counterparties;
•	the uncertainty of estimates, including accruals and costs of environmental remediation;
•	the timing and extent of changes in energy commodity prices;
•

the effects of changes in governmental policies and regulatory actions, including changes with respect to income and other taxes, environmental compliance, authorized rates or recovery of gas and gas transportation costs;

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

•	actions by rating agencies concerning the credit ratings of us or our general partner;
•

the results of administrative proceedings and litigation, regulatory actions and receipt of expected clearances involving the OCC, KCC, Texas regulatory authorities or any other local, state or federal regulatory body, including the FERC;

•	our ability to access capital at competitive rates or on terms acceptable to us;
•	risks associated with adequate supply to our gathering, processing, fractionation and pipeline facilities, including production declines which outpace new drilling;
•	the risk that material weaknesses or significant deficiencies in our internal control over financial reporting could emerge or that minor problems could become significant;
•	the impact and outcome of pending and future litigation;
•	the ability to market pipeline capacity on favorable terms, including the affects of:
–	future demand for and prices of natural gas and NGLs;
–	competitive conditions in the overall energy market;
–	availability of supplies of Canadian and United States natural gas;
–	availability of additional storage capacity;
–	weather conditions; and
–	competitive developments by Canadian and U.S. natural gas transmission peers;
•	performance of contractual obligations by our customers, service providers, contractors and shippers;
•	the timely receipt of approval by applicable governmental entities for construction and operation of our pipeline and other projects and required regulatory clearances;
•

our ability to acquire all necessary rights-of-way permits and consents in a timely manner, to promptly obtain all necessary materials and supplies required for construction, and to construct pipelines without labor or contractor problems;

•	the mechanical integrity of facilities operated;
•	demand for our services in the proximity of our facilities;
•	our ability to control operating costs;

•	acts of nature, sabotage, terrorism or other similar acts that cause damage to our facilities or our suppliers’ or shippers’ facilities;
•	economic climate and growth in the geographic areas in which we do business;
•	the risk of a significant slowdown in growth or decline in the U.S. economy or the risk of delay in growth recovery in the U.S. economy;
•	the impact of recently issued and future accounting pronouncements and other changes in accounting policies;
•	the possibility of future terrorist attacks or the possibility or occurrence of an outbreak of, or changes in, hostilities or changes in the political conditions in the Middle East and elsewhere;
•	the risk of increased costs for insurance premiums, security or other items as a consequence of terrorist attacks;
•

risks associated with pending or possible acquisitions and dispositions, including our ability to finance or integrate any such acquisitions and any regulatory delay or conditions imposed by regulatory bodies in connection with any such acquisitions and dispositions;

•	the impact of unsold pipeline capacity being greater or less than expected;
•	the ability to recover operating costs and amounts equivalent to income taxes, costs of property, plant and equipment and regulatory assets in our state and FERC-regulated rates;
•	our ability to promptly obtain all necessary materials and supplies required for construction of gathering, processing, storage, fractionation and transportation facilities;
•	the composition and quality of the natural gas and NGLs we gather and process in our plants and transport on our pipelines;
•	the efficiency of our plants in processing natural gas and extracting and fractionating NGLs;
•	the impact of potential impairment charges;
•	the risk inherent in the use of information systems in our respective businesses, implementation of new software and hardware, and the impact on the timeliness of information for financial reporting;
•	our ability to control construction costs and completion schedules of our pipelines and other projects; and
•	the risk factors listed in the reports we have filed and may file with the SEC, which are incorporated by reference.

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

In accordance with Statement 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, we record derivative instruments on the balance sheet as assets and liabilities based on fair value. We estimate the fair value of derivative instruments using available market information and appropriate valuation techniques. Changes in derivative instruments’ fair value are recognized in earnings unless the instrument qualifies as a hedge under Statement 133 and meets specific hedge accounting criteria. Qualifying derivative instruments’ gains and losses may offset the hedged items’ related results in earnings for a fair value hedge or be deferred in accumulated other comprehensive income (loss) for a cash flow hedge.

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

We terminated two floating-rate swaps in 2007. The total value we received for the terminated swaps was not material. At December 31, 2007, the interest rate on all of our long-term debt was fixed.

Fair Value Hedges - See Note C of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for discussion of the impact of interest-rate swaps and net interest expense savings from terminated swaps.

Total swap savings for 2007 were $2.5 million, compared with the savings of $2.0 million in 2006. Total swap savings from terminated swaps for 2008 are expected to be $3.7 million.

COMMODITY PRICE RISK

Our Natural Gas Gathering and Processing segment is exposed to commodity price risk, primarily NGLs, as a result of receiving commodities in exchange for our services. To a lesser extent, exposures arise from the relative price differential between NGLs and natural gas, or the gross processing spread, with respect to our keep-whole processing contracts and the risk of price fluctuations and the cost of intervening transportation at various market locations. We use commodity fixed-price physical forwards and derivative contracts, including NYMEX-based futures and over-the-counter swaps, to minimize earnings volatility related to natural gas, NGL and condensate price fluctuations.

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

The following table sets forth our Natural Gas Gathering and Processing segment’s hedging information for the year ending December 31, 2008.

	Year Ending December 31, 2008
	Volumes Hedged	Average Price Per Unit		Volumes Hedged
Natural gas liquids (Bbl/d) (a)	8,085	$ 1.28	($/gallon)	70%
Condensate (Bbl/d) (a)	818	$ 2.15	($/gallon)	74%
Total liquid sales (Bbl/d)	8,903	$ 1.36	($/gallon)	71%
(a) - Hedged with fixed-price swaps.

Our commodity price risk is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at December 31, 2007, excluding the effects of hedging and assuming normal operating conditions. Our condensate sales are based on the price of crude oil. We estimate the following:

•	a $0.01 per gallon increase in the composite price of NGLs would increase annual net margin by approximately $1.7 million,
•	a $1.00 per barrel increase in the price of crude oil would increase annual net margin by approximately $0.5 million, and
•	a $0.10 per MMBtu increase in the price of natural gas would increase annual net margin by approximately $0.3 million.

The above estimates of commodity price risk do not include any effects on demand for our services that might be caused by, or arise in conjunction with, price changes. For example, a change in the gross processing spread may cause ethane to be sold in the natural gas stream, impacting gathering and processing margins, NGL exchange margins, natural gas deliveries and NGL volumes shipped.

Our Natural Gas Liquids Gathering and Fractionation segment is exposed to commodity price risk primarily as a result of NGLs in storage, spread risk associated with the relative values of the various NGL products and the relative value of NGL purchases at one location and sales at another location, known as basis risk. We have not entered into any hedges with respect to our NGL marketing activities.

Our Natural Gas Pipelines segment is exposed to commodity price risk because our intrastate and interstate natural gas pipelines collect natural gas from their customers for operations as part of their fee for services provided. When the amount of natural gas consumed in operations by these pipelines differs from the amount provided by their customers, our pipelines must buy or sell natural gas, or store or use natural gas from inventory, which exposes us to commodity price risk. At December 31, 2007, there were no hedges in place with respect to natural gas price risk from our intrastate and interstate pipeline operations.

See Note C of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for more information on our hedging activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of ONEOK Partners GP, L.L.C. as General Partner of ONEOK Partners, L.P. and to the Unitholders:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of income, partners’ equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of ONEOK Partners, L.P. and its subsidiaries (the Partnership) at December 31, 2007, and the results of their operations and their cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A in the Partnership’s Form 10-K for the year ended December 31, 2007. Our responsibility is to express opinions on these financial statements and on the Partnership’s internal control over financial reporting based on our integrated audit. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

February 27, 2008

Tulsa, Oklahoma

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of ONEOK Partners GP, L.L.C. as General Partner of ONEOK Partners, L.P. and to the Unitholders:

We have audited the accompanying consolidated balance sheet of ONEOK Partners, L.P. and subsidiaries (the Partnership) (formerly Northern Border Partners, L.P.) as of December 31, 2006, and the related consolidated statements of income, cash flows, and changes in partners’ equity and comprehensive income for each of the years in the two-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ONEOK Partners, L.P. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Tulsa Oklahoma

February 28, 2007, except for Note J, as to which the date is February 27, 2008

ONEOK Partners, L.P. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2007	2006	2005
	(Thousands of dollars, except per unit amounts)
Revenues
Operating revenue	$5,831,558	$4,738,248	$703,944
Cost of sales and fuel	4,935,665	3,894,700	210,082
Net Margin	895,893	843,548	493,862
Operating Expenses
Operations and maintenance	302,544	294,207	112,509
Depreciation and amortization	113,704	122,045	86,010
General taxes	34,812	31,567	38,575
Total Operating Expenses	451,060	447,819	237,094
Gain on Sale of Assets	1,950	115,483	-
Operating Income	446,783	511,212	256,768
Equity earnings from investments (Note K)	89,908	95,883	24,736
Allowance for equity funds used during construction	12,538	2,205	527
Other income	7,502	6,510	3,552
Other expense	779	7,081	707
Interest expense	138,947	133,482	86,903
Income before Minority Interests and Income Taxes	417,005	475,247	197,973
Minority interests in income of consolidated subsidiaries	416	2,392	45,674
Income before income taxes	416,589	472,855	152,299
Income taxes	8,842	27,669	5,792
Income from Continuing Operations	407,747	445,186	146,507
Discontinued operations, net of tax	-	-	506
Net Income	$407,747	$445,186	$147,013

Limited partners’ interest in net income:
Net income	$407,747	$445,186	$147,013
General partners’ interest in net income	58,781	75,654	10,900
Limited Partners’ Interest in Net Income	$348,966	$369,532	$136,113

Limited partners’ per unit net income:
Income from continuing operations	$4.21	$5.01	$2.92
Discontinued operations, net of tax	-	-	0.01
Net income per unit (Note L)	$4.21	$5.01	$2.93

Number of Units Used in Computation (Thousands)	82,891	73,768	46,397

See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
Assets	(Thousands of dollars)
Current Assets
Cash and cash equivalents	$3,213	$21,102
Accounts receivable, net	577,989	298,602
Affiliate receivables	52,479	88,572
Gas and natural gas liquids in storage	251,219	198,141
Commodity exchanges and imbalances	82,037	53,433
Other	19,961	33,388
Total Current Assets	986,898	693,238

Property, Plant and Equipment
Property, plant and equipment	4,436,371	3,424,452
Accumulated depreciation and amortization	776,185	660,804
Net Property, Plant and Equipment (Note A)	3,660,186	2,763,648
Investments and Other Assets
Investments in unconsolidated affiliates (Note K)	756,260	748,879
Goodwill and intangible assets (Note D)	682,084	689,751
Other	26,637	26,201
Total Investments and Other Assets	1,464,981	1,464,831
Total Assets	$6,112,065	$4,921,717

Liabilities and Partners’ Equity
Current Liabilities
Current maturities of long-term debt	$11,930	$11,931
Notes payable	100,000	6,000
Accounts payable	742,903	361,967
Affiliate payables	18,298	25,737
Commodity exchanges and imbalances	252,095	175,927
Other	136,664	89,471
Total Current Liabilities	1,261,890	671,033
Long-term Debt, net of current maturities	2,605,396	2,019,598
Deferred Credits and Other Liabilities	43,799	36,818
Commitments and Contingencies
Minority Interests in Consolidated Subsidiaries	5,802	5,606
Partners’ Equity
General partner	58,415	54,373
Common units: 46,397,214 units issued and outstanding at December 31, 2007 and 2006	814,266	803,599
Class B units: 36,494,126 units issued and outstanding at December 31, 2007 and 2006	1,340,638	1,332,276
Accumulated other comprehensive loss	(18,141)	(1,586)
Total Partners’ Equity	2,195,178	2,188,662
Total Liabilities and Partners’ Equity	$6,112,065	$4,921,717

See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
Operating Activities	(Thousands of dollars)
Net income	$407,747	$445,186	$147,013
Depreciation and amortization	113,704	122,045	86,361
Allowance for equity funds used during construction	(12,538)	(2,205)	(527)
Minority interests in income of consolidated subsidiaries	416	2,392	45,674
Equity earnings from investments	(89,908)	(95,883)	(24,736)
Distributions received from unconsolidated affiliates	103,785	123,427	16,440
Gain on sale of assets	(1,950)	(115,483)	-
Changes in assets and liabilities (net of acquisition and disposition effects):
Accounts receivable	(232,870)	42,148	(12,840)
Inventories	(50,042)	19,093	(2,583)
Accounts payable and other current liabilities	361,013	7,697	16,260
Commodity exchanges and imbalances, net	41,997	20,129	-
Accrued taxes other than income	3,099	(6,358)	518
Accrued interest	9,069	23,445	915
Derivative financial instruments	3,028	(5,220)	(106)
Other assets and liabilities	44,984	22,805	(5,017)
Cash Provided by Operating Activities	701,534	603,218	267,372
Investing Activities
Investments in unconsolidated affiliates	(3,668)	(6,608)	(8,537)
Acquisitions	(299,560)	(1,396,893)	-
Proceeds from sale of assets	3,980	297,674	-
Capital expenditures (less allowance for equity funds used during construction)	(709,858)	(201,746)	(59,882)
Increase in cash and cash equivalents attributable to previously unconsolidated subsidiaries	-	7,496	-
Decrease in cash and cash equivalents attributable to previously consolidated subsidiaries	-	(22,039)	-
Cash Used in Investing Activities	(1,009,106)	(1,322,116)	(68,419)
Financing Activities
Cash distributions:
General and limited partners	(384,646)	(265,479)	(159,624)
Minority interests	(220)	(343)	(60,870)
Cash flow retained by ONEOK (Note B)	-	(177,486)	-
Borrowing (repayment) of notes payable, net	94,000	(200,500)	40,000
Issuance of long-term debt, net of discounts	598,146	1,397,327	-
Long-term debt financing costs	(5,805)	(12,003)	(1,382)
Payment of long-term debt	(11,931)	(40,978)	(5,182)
Other financing activities	139	(3,628)	(2,785)
Cash Provided by (Used in) Financing Activities	289,683	696,910	(189,843)
Change in Cash and Cash Equivalents	(17,889)	(21,988)	9,110
Cash and Cash Equivalents at Beginning of Period	21,102	43,090	33,980
Cash and Cash Equivalents at End of Period	$3,213	$21,102	$43,090

Supplemental Cash Flow Information:
Cash Paid for Interest	$138,606	$86,290	$91,168

See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Units	Class B Units	General Partner	Common Units
	(Units)		(Thousands of dollars)
Partners’ equity at December 31, 2004	46,397,214	-	$17,593	$762,560
Net income	-	-	10,900	136,113
Other comprehensive loss	-	-	-	-
Total comprehensive income
Distributions paid	-	-	(11,152)	(148,472)
Partners’ equity at December 31, 2005	46,397,214	-	17,341	750,201
Net income	-	-	75,654	220,428
Other comprehensive income	-	-	-	-
Total comprehensive income
Net Income retained by ONEOK (Note B)	-	-	(35,818)	-
Issuance of Class B units and contribution from general partner	-	36,494,126	25,576	-
Distributions paid	-	-	(28,380)	(167,030)
Partners’ equity at December 31, 2006	46,397,214	36,494,126	54,373	803,599
Net income	-	-	58,781	195,329
Other comprehensive loss	-	-	-	-
Total comprehensive income
Other	-	-	(1)	-
Distributions paid	-	-	(54,738)	(184,662)
Partners’ equity at December 31, 2007	46,397,214	36,494,126	$58,415	$814,266

See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ EQUITY AND COMPREHENSIVE INCOME

(Continued)

	Class B Units	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Equity
	(Thousands of dollars)
Partners’ equity at December 31, 2004	$-	$9,181	$789,334
Net income	-	-	147,013
Other comprehensive loss	-	(11,134)	(11,134)

Total comprehensive income			135,879

Distributions paid	-	-	(159,624)
Partners’ equity at December 31, 2005	-	(1,953)	765,589
Net income	149,104	-	445,186
Other comprehensive income	-	367	367

Total comprehensive income			445,553

Net Income retained by ONEOK (Note B)	-	-	(35,818)
Issuance of Class B units and contribution from general partner	1,253,241	-	1,278,817
Distributions paid	(70,069)	-	(265,479)
Partners’ equity at December 31, 2006	1,332,276	(1,586)	2,188,662
Net income	153,637	-	407,747
Other comprehensive loss	-	(16,555)	(16,555)

Total comprehensive income			391,192

Other	(29)	-	(30)
Distributions paid	(145,246)	-	(384,646)
Partners’ equity at December 31, 2007	$1,340,638	$(18,141)	$2,195,178

ONEOK PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	SUMMARY OF ACCOUNTING POLICIES

Nature of Operations - ONEOK Partners, L.P. is a publicly traded Delaware limited partnership that was formed in 1993. Our common units are listed on the NYSE under the trading symbol “OKS.” We own and manage natural gas gathering, processing, storage and interstate and intrastate pipeline assets and natural gas liquids gathering and distribution pipelines, storage and fractionators, connecting much of the natural gas and NGL supply in the Mid-Continent and Gulf Coast regions with key market centers in Conway, Kansas, Mont Belvieu, Texas, and Chicago, Illinois. We also own a 50 percent interest in a leading transporter of natural gas imported from Canada into the United States.

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

We assess our goodwill and intangible assets for impairment at least annually based on Statement 142, “Goodwill and Other Intangible Assets.” An initial assessment is made by comparing the fair value of the operations with goodwill, as determined in accordance with Statement 142, to the book value of each reporting unit. If the fair value is less than the book value, an impairment is indicated, and we must perform a second test to measure the amount of the impairment. In the second test, we calculate the implied fair value of the goodwill by deducting the fair value of all tangible and intangible net assets of the operations with goodwill from the fair value determined in step one of the assessment. If the carrying value of the goodwill exceeds this calculated implied fair value of the goodwill, we will record an impairment charge. See Note D for more discussion of goodwill.

Intangible assets with a finite useful life are amortized over their estimated useful life, while intangible assets with an indefinite useful life are not amortized. All intangible assets are subject to impairment testing.

For the investments we account for under the equity method, the premium or excess cost over underlying fair value of net assets is referred to as equity method goodwill and under Statement 142, is not subject to amortization but rather to impairment testing pursuant to APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The impairment test under APB Opinion No. 18 considers whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary. Therefore, we periodically reevaluate the amount at which we carry the excess of cost over fair value of net assets accounted for under the equity method to determine whether current events or circumstances warrant adjustments to our carrying value in accordance with APB Opinion No. 18.

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

Under Statement 133, entities are required to record derivative instruments at fair value. The fair value of a derivative instrument is determined by commodity exchange prices, over-the-counter quotes, volatility, time value, counterparty credit and the potential impact on market prices of liquidating positions in an orderly manner over a reasonable period of time under current market conditions.

Market value changes result in a change in the fair value of our derivative instruments. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the nature of the risk being hedged and how we will determine if the hedging instrument is effective. If the derivative instrument does not qualify or is not designated as part of a hedging relationship, then we account for changes in fair value of the derivative in earnings as they occur. Commodity price volatility may have a significant impact on the gain or loss in a given period.

To minimize the risk of fluctuations in natural gas, NGLs and condensate prices, we periodically enter into futures, collars or swap transactions in order to hedge anticipated purchases and sales of natural gas, NGLs, condensate, and fuel requirements. Interest rate swaps are also used to manage interest rate risk. Under certain conditions, we designate these derivative instruments as a hedge of exposure to changes in fair values or cash flow. For hedges of exposure to changes in cash flow, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of accumulated other comprehensive income (loss) and subsequently recorded to earnings when the forecasted transaction affects earnings. Any ineffectiveness of designated hedges is reported in earnings in the period the ineffectiveness occurs. For hedges of exposure to changes in fair value, the gain or loss on the derivative instrument is recognized in earnings during the period of change together with the offsetting gain or loss on the hedged item attributable to the risk being hedged.

Upon election, many of our purchase and sale agreements that otherwise would be required to follow derivative accounting qualify as normal purchases and normal sales under Statement 133 and are therefore exempt from fair value accounting treatment.

See Note C for more discussion of derivatives and risk management activities.

Contingencies - Our accounting for contingencies covers a variety of business activities, including contingencies for legal and environmental exposures. We accrue these contingencies when our assessments indicate that it is probable that a liability has been incurred or an asset will not be recovered and an amount can be reasonably estimated in accordance with Statement 5, “Accounting for Contingencies.” We base our estimates on currently available facts and our estimates of the ultimate outcome or resolution. Actual results may differ from our estimates resulting in an impact, positive or negative, on earnings. See Note H for additional discussion of contingencies.

Significant Accounting Policies

Consolidation - Our consolidated financial statements include the assets, liabilities and results of operations for our majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. We account for our investments that we do not control by the equity method of accounting. Under this method, an investment is carried at its acquisition cost, plus the equity in undistributed earnings or losses since acquisition. Minority interest for 2006 primarily represents the 66- 2/3 percent interest in Guardian Pipeline that we did not own until we acquired these interests in April 2006. Minority interest for 2005 represents the 30 percent interest in Northern Border Pipeline owned by TC PipeLines when Northern Border Pipeline’s results were consolidated.

Use of Estimates - The preparation of our consolidated financial statements and related disclosures in accordance with GAAP requires us to make estimates and assumptions with respect to values or conditions that cannot be known with certainty that affect the reported amount of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These estimates and assumptions also affect the reported amounts of revenue and expenses during the reporting period. Items which may be estimated include, but are not limited to, the economic useful life of assets, fair value of assets and liabilities, provisions for uncollectible accounts receivable, unbilled revenues and cost of goods sold, expenses for services received but for which no invoice has been received, the results of litigation and various other recorded or disclosed amounts.

We evaluate these estimates on an ongoing basis using historical experience, consultation with experts and other methods we consider reasonable based on the particular circumstances. Nevertheless, actual results may differ significantly from the estimates. Any effects on our financial position or results of operations from revisions to these estimates are recorded in the period when the facts that give rise to the revision become known.

Regulation - Our intrastate natural gas transmission pipelines are subject to the rate regulation and accounting requirements of the OCC, KCC and RRC. Our interstate natural gas and natural gas liquids pipelines are subject to regulation by the FERC. Accordingly, portions of our Natural Gas Pipelines segment and Natural Gas Liquids Pipelines segment follow the accounting and reporting guidance contained in Statement 71, “Accounting for the Effects of Certain Types of Regulation.” During the rate-making process, regulatory authorities may allow us to defer recognition of certain costs and permit recovery of the amounts through rates over time as opposed to expensing such costs as incurred. This allows us to stabilize rates over time rather than passing such costs on to the customer for immediate recovery. Actions by regulatory authorities could have an effect on the amount recovered from rate payers. Any difference in the amount recoverable and the amount deferred is recorded as income or expense at the time of the regulatory action. If all or a portion of the regulated operations are no longer subject to the provisions of Statement 71, a write-off of regulatory assets and costs not recovered may be required.

At December 31, 2007 and 2006, we recorded regulatory assets of approximately $6.8 million and $9.2 million, respectively, which are currently being recovered or are expected to be recovered from our customers. Regulatory assets are being recovered as a result of approved rate proceedings over varying time periods up to 40 years. These assets are reflected in other assets on our Consolidated Balance Sheets.

Asset Retirement Obligations - Statement 143, “Accounting for Asset Retirement Obligations,” applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. Statement 143 requires that we recognize the fair value of a liability for an asset retirement obligation in the period when it is incurred if a reasonable estimate of the fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for an amount other than the carrying amount of the liability, we will recognize a gain or loss on settlement. The depreciation and amortization expense is immaterial to our consolidated financial statements.

In accordance with long-standing regulatory treatment, we collect through rates the estimated costs of removal on certain regulated properties through depreciation expense, with a corresponding credit to accumulated depreciation and amortization. These removal costs are non-legal obligations as defined by Statement 143. However, these non-legal asset removal obligations are accounted for as a regulatory liability under Statement 71. Historically, the regulatory authorities that have jurisdiction over our regulated operations have not required us to track this amount; rather these costs are addressed prospectively as depreciation rates and are set in each general rate order. We have made an estimate of our removal cost liability using current rates since the last general rate order in each of our jurisdictions. However, significant uncertainty exists regarding the ultimate determination of this liability pending, among other issues, clarification of regulatory intent. We continue to monitor the regulatory authorities and the liability may be adjusted as more information is obtained.

Cash and Cash Equivalents - Cash equivalents consist of highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.

Revenue Recognition - Our operating segments recognize revenue when services are rendered or product is delivered. Our Natural Gas Gathering and Processing segment records operating revenue when gas is processed in or transported through company facilities. Our Natural Gas Liquids Gathering and Fractionation segment records operating revenues based upon contracted services and actual volumes exchanged or stored under service agreements in the period services are provided. Operating revenue for our Natural Gas Pipelines segment and Natural Gas Liquids Pipelines segment is recognized based upon contracted capacity and contracted volumes transported and stored under service agreements in the period services are provided.

Property - The following table sets forth our property, by segment, for the periods presented.

	December 31,	December 31,
	2007	2006
	(Thousands of dollars)
Non-Regulated
Natural Gas Gathering and Processing	$1,227,475	$1,133,614
Natural Gas Pipelines	162,390	162,636
Natural Gas Liquids Gathering and Fractionation	672,047	547,495
Other	50,482	50,784
Regulated
Natural Gas Pipelines	1,184,112	1,040,125
Natural Gas Liquids Pipelines	1,139,865	489,798
Property, plant and equipment	4,436,371	3,424,452
Accumulated depreciation and amortization	776,185	660,804
Net property, plant and equipment	$3,660,186	$2,763,648

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

At December 31, 2007 and 2006, property, plant and equipment on our Consolidated Balance Sheets included construction work in progress of $859.8 million and $100.5 million, respectively, that had not yet been put in service and therefore was not being depreciated.

Certain maintenance and repairs are charged directly to expense. Gains and losses from sales or transfers of an entire operating unit or system are recognized in income.

We capitalize interest expense during the construction or upgrade of qualifying assets. Interest expense capitalized in 2007, 2006 and 2005 was $14.3 million, $1.2 million and $0.8 million, respectively. Capitalized interest is recorded as a reduction to interest expense.

Regulated properties are stated at cost, which includes the equity portion of AFUDC. The equity portion of AFUDC represents the capitalization of the estimated average cost of equity used during the construction of major projects and is recorded as a credit to the allowance for equity funds used during construction. Generally, the cost of property retired or sold, plus removal costs, less salvage, is charged to accumulated depreciation.

The average depreciation rates for our regulated property are set forth in the following table for the periods indicated.

	Years Ended December 31,
Regulated Property	2007	2006	2005
Natural Gas Pipelines	2.4%	2.4%	2.7%
Natural Gas Liquids Pipelines	2.5%	2.6%	2.7%

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

Our corporate subsidiaries are required to pay federal and state income taxes. Income taxes are accounted for using the provisions of Statement 109, “Accounting for Income Taxes.” Deferred income taxes are provided for the difference between the financial statement and income tax basis of assets and liabilities and carryforward items based on income tax laws and rates existing at the time the temporary differences are expected to reverse. Except for the companies whose accounting policies conform to Statement 71, the effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date of the rate change. For the companies whose accounting policies conform to Statement 71, the effect on deferred tax assets and liabilities of a change in tax rates is recorded as regulatory assets and regulatory liabilities in the period that includes the enactment date.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109,” which is effective for our year beginning January 1, 2007. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires the recognition of penalties and interest on any unrecognized tax benefits. Our policy is to reflect penalties and interest as part of income tax expense as they become applicable. During 2007, we had no tax positions that would require establishment of a reserve under FIN 48.

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

Inventory, Natural Gas Imbalances and Commodity Exchanges - Inventory is valued at the lower of cost or market. The values of current natural gas and NGLs in storage are determined using the lower of cost or market method. Noncurrent natural gas is classified as property and valued at cost. Materials and supplies are valued at average cost. Natural gas imbalances and NGL exchanges are valued at market or their contractually stipulated rate. Imbalances and NGL exchanges are settled in cash or made up in kind, subject to the terms of the pipelines’ tariffs or by agreement.

Other

Fair Value Measurements - In September 2006, the FASB issued Statement 157, “Fair Value Measurements,” which establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. Beginning January 1, 2008, we partially applied Statement 157 as allowed by FASB Staff Position (FSP) 157-2, which delayed the effective date of Statement 157 for nonfinancial assets and liabilities. As of January 1, 2008, we have applied the provisions of Statement 157 to our financial instruments and the impact was not material. Under FSP 157-2, we will be required to apply Statement 157 to our nonfinancial assets and liabilities beginning January 1, 2009. We are currently reviewing the applicability of Statement 157 to our nonfinancial assets and liabilities as well as the potential impact on our consolidated financial statements.

In February 2007, the FASB issued Statement 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows companies to elect to measure specified financial assets and liabilities, firm commitments, and nonfinancial warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. At January 1, 2008, we did not elect the fair value option under Statement 159 and therefore there was no impact to our consolidated financial statements.

Business Combinations - In December 2007, the FASB issued Statement 141R, “Business Combinations,” which will require most identifiable assets, liabilities, noncontrolling interest (previously referred to as minority interests) and goodwill acquired in a business combination to be recorded at full fair value. Statement 141R is effective for our year beginning January 1, 2009, and will be applied prospectively. We are currently reviewing the applicability of Statement 141R to our operations and its potential impact on our consolidated financial statements.

Noncontrolling Interests - In December 2007, the FASB issued Statement 160, “Noncontrolling Interest in Consolidated Financial Statements - an amendment to ARB No. 51,” which requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity. Statement 160 is effective for our year beginning January 1, 2009, and will require retroactive adoption of the presentation and disclosure requirements for existing minority interests. We are currently reviewing the applicability of Statement 160 to our operations and its potential impact on our consolidated financial statements.

Reclassifications - Certain amounts in our consolidated financial statements have been reclassified to conform to the 2007 presentation. These reclassifications did not impact previously reported net income or partners’ equity.

B.	ACQUISITIONS AND DIVESTITURES

Acquisition of NGL Pipeline - In October 2007, we completed the acquisition of an interstate natural gas liquids and refined petroleum products pipeline system and related assets from a subsidiary of Kinder Morgan Energy Partners, L.P. (Kinder Morgan) for approximately $300 million, before working capital adjustments. The system extends from Bushton and Conway, Kansas, to Chicago, Illinois, and transports, stores and delivers a full range of NGL and refined petroleum products. The FERC-regulated system spans 1,627 miles and has a capacity to transport up to 134 MBbl/d. The transaction includes approximately 978 MBbl of owned storage capacity, eight NGL terminals and a 50 percent ownership of Heartland. ConocoPhillips owns the other 50 percent of Heartland and is the managing partner of the Heartland joint venture, which consists primarily of three refined petroleum products terminals and connecting pipelines. Financing for this transaction came from the proceeds of our September 2007 issuance of $600 million 6.85 percent Senior Notes due 2037 (the 2037 Notes). See Note G for a discussion on the 2037 Notes. The working capital settlement has not been finalized; however, we do not expect material adjustments.

Overland Pass Pipeline Company - In May 2006, we entered into an agreement with a subsidiary of The Williams Companies, Inc. (Williams) to form a joint venture called Overland Pass Pipeline Company. Overland Pass Pipeline Company is building a 760-mile natural gas liquids pipeline from Opal, Wyoming, to the Mid-Continent natural gas liquids market center in Conway, Kansas. The pipeline is designed to transport approximately 110 MBbl/d of unfractionated NGLs, which can be increased to approximately 150 MBbl/d with additional pump facilities. During 2006, we paid $11.6 million to Williams for acquisition of our interest in the joint venture and for reimbursement of initial capital expenditures. As the 99 percent owner of the joint venture, we will manage the construction project, advance all costs associated with construction and operate the pipeline. Within two years of the pipeline becoming operational, Williams will have the option to increase its ownership up to 50 percent by reimbursing us for its proportionate share of all construction costs. If Williams exercises its option to increase its ownership to the full 50 percent, Williams would have the option to become operator. This project has received the required approvals of various state and federal regulatory authorities, and we are constructing the pipeline with start-up currently scheduled for the second quarter of 2008.

As part of a long-term agreement, Williams dedicated its NGL production from two of its natural gas processing plants in Wyoming to the joint-venture company. We will provide downstream fractionation, storage and transportation services to Williams. The pipeline project is currently estimated to cost approximately $535 million, excluding AFUDC. In addition, we are investing approximately $216 million, excluding AFUDC, to expand our existing fractionation and storage capabilities and the capacity of our natural gas liquids distribution pipelines. Financing for both projects may include a combination of short- or long-term debt or equity.

The ONEOK Transactions - In April 2006, we completed the acquisition and consolidated certain companies comprising ONEOK’s former gathering and processing, natural gas liquids, and pipelines and storage segments (collectively, the ONEOK Energy Assets) in a series of transactions (collectively, the ONEOK Transactions). As part of the ONEOK Transactions, ONEOK acquired ONEOK NB, formerly known as Northwest Border Pipeline Company, an affiliate of TransCanada that held a 0.35 percent general partner interest in us, under a Purchase and Sale Agreement between an affiliate of ONEOK and an affiliate of TransCanada. As a result, ONEOK owns our entire 2 percent general partner interest and controls us.

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

In June 2005, the FASB ratified the consensus reached in EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF 04-5). EITF 04-5 presumes that a general partner controls a limited partnership and therefore should consolidate the partnership in the financial statements of the general partner. Our Partnership Agreement provides for the right to replace the general partner by a vote of 66- 2/ 3 percent of the outstanding units, excluding units held by the general partner and its affiliates. Under the guidance in EITF 04-5, ONEOK is deemed to have control for accounting purposes. ONEOK elected to use the prospective method and began to consolidate our operations in their consolidated financial statements as of January 1, 2006. As ONEOK is deemed to control us under the requirements of EITF 04-5, the ONEOK Transactions were accounted for as a transaction between entities under common control and these transactions were excluded from the accounting prescribed by Statement 141, “Business Combinations.” Accordingly, ONEOK’s historical cost basis in the ONEOK Energy Assets was transferred to us in a manner similar to a pooling of interests. The difference between the historical cost basis of the net assets acquired of $2.7 billion and the cash paid was assigned to the value of the Class B limited partner units issued to ONEOK and its general partner interest in us. These assets and their related operations are included in our consolidated financial statements retroactive to January 1, 2006.

Since the ONEOK Transactions were not completed until April 2006, the income and cash flow from the ONEOK Energy Assets for the first quarter of 2006 were retained by ONEOK. In our 2006 Consolidated Statement of Cash Flows, we reported cash flow retained by ONEOK of $177.5 million, which represents the cash flows generated from these companies while they were owned by ONEOK.

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
(Thousands of dollars)
Revenue	$4,102,335
Income from continuing operations	$314,471
Net income per unit	$3.51

The units issued to ONEOK were the newly created Class B limited partner units. As of April 7, 2007, the Class B limited partner units are no longer subordinated to distributions on our common units and generally have the same voting rights as our common units.

At a special meeting of the holders of our common units held March 29, 2007, the unitholders approved a proposal to permit the conversion of all or a portion of the Class B limited partner units issued in the ONEOK Transactions into common units on a one-for-one basis at the option of the Class B unitholder. The March 29, 2007, special meeting was adjourned to May 10, 2007, to allow unitholders additional time to vote on an additional proposal to approve amendments to our Partnership Agreement, which, had the amendments been approved, would have granted voting rights for units held by our general partner and its affiliates if a vote was held to remove our general partner and would have required fair market value compensation for the general partner interest if the general partner was removed. While a majority of our common unitholders voted in favor of the proposed amendments to our Partnership Agreement at the reconvened meeting of our common unitholders held May 10, 2007, the proposed amendments were not approved by the required two-thirds affirmative vote of our outstanding units, excluding the common units and Class B limited partner units held by ONEOK and its affiliates. As a result, effective April 7, 2007, the Class B limited partner units are entitled to receive increased quarterly distributions equal to 110 percent of the distributions paid with respect to our common units.

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

In addition, since the proposed amendments to our Partnership Agreement were not approved by our common unitholders, if our common unitholders vote at any time to remove ONEOK or its affiliates as our general partner, quarterly distributions payable on the Class B limited partner units would increase to 123.5 percent of the distributions payable with respect to the common units, and distributions payable upon liquidation of the Class B limited partner units would increase to 123.5 percent of the distributions payable with respect to the common units.

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

Acquisition of Guardian Pipeline Interests - In April 2006, we acquired the 66- 2/3 percent interest in Guardian Pipeline not previously owned by us for approximately $77 million, increasing our ownership interest to 100 percent. We used borrowings from our credit facility to fund the acquisition of the additional interest in Guardian Pipeline. Following the completion of the transaction, we consolidated Guardian Pipeline in our consolidated financial statements. This change was accounted for on a retroactive basis to January 1, 2006.

C.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We utilize financial instruments to reduce our market risk exposure to interest rate and commodity price fluctuations, and to achieve more predictable cash flows. We follow established policies and procedures to assess risk and approve, monitor and report our financial instrument activities. We do not use these instruments for trading purposes.

Cash Flow Hedges - Our Natural Gas Gathering and Processing segment periodically enters into commodity derivative contracts and fixed-price physical contracts. Our Natural Gas Gathering and Processing segment primarily utilizes NYMEX-based futures, collars and over-the-counter swaps, which are designated as cash flow hedges, to hedge its exposure to volatility in the price of natural gas, NGLs and condensate and the gross processing spread. At December 31, 2007, the accompanying Consolidated Balance Sheet reflected an unrealized loss of $16.4 million in accumulated other comprehensive income (loss), with a corresponding offset in derivative financial instrument assets and liabilities, all of which will be recognized over the next 12 months. Net gains and losses related to the ineffective portion of our hedges are reclassified out of accumulated other comprehensive income (loss) to operating revenues in the period the ineffectiveness occurs. Ineffectiveness related to these cash flow hedges was not material in 2007 or 2005. Ineffectiveness related to these cash flow hedges resulted in a gain of approximately $4.5 million for 2006. There were no gains or losses during 2007, 2006 or 2005 due to the discontinuance of cash flow hedge treatment.

Fair Value Hedges - In 2007 and prior years we terminated various interest rate swap agreements. The net savings from the termination of these swaps is being recognized in interest expense over the terms of the debt instruments originally hedged. Net interest expense savings for 2007 for all terminated swaps was $3.7 million, and the remaining net savings for all terminated swaps will be recognized over the following periods.

(Millions of dollars)
2008	$3.7
2009	3.7
2010	3.7
2011	0.9
2012	-
Thereafter	-

At December 31, 2007, none of the interest on our fixed-rate debt was swapped to floating using interest-rate swaps.

D.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

Activity - There was no change in the carrying amounts of goodwill during 2007. The following table reflects the changes in the carrying amount of goodwill for the period indicated.

	Balance December 31, 2005	Additions	Adjustments	Balance December 31, 2006
	(Thousands of dollars)
Natural Gas Gathering and Processing	$75,532	$14,505	$-	$90,037
Natural Gas Pipelines	68,872	60,125	-	128,997
Natural Gas Liquids Gathering and Fractionation	-	175,566	-	175,566
Other	8,378	-	(8,378)	-
Goodwill	$152,782	$250,196	$(8,378)	$394,600

The acquisition of the ONEOK Energy Assets resulted in $214.8 million of additional goodwill on our 2006 Consolidated Balance Sheet.

Our acquisition of the 66- 2/3 percent interest in Guardian Pipeline not previously owned by us resulted in the recognition of $5.7 million of additional goodwill and reclassification of $1.7 million to goodwill, which had been previously included in our investment in unconsolidated affiliates.

Goodwill increased by approximately $27.9 million in 2006 relating to the 2003 acquisition of Viking Gas Transmission. In our accounting for the acquisition, we had allocated the entire purchase price to the fair value of the tangible assets including plant in service. Since that date, we have determined that the amount of purchase price representing a premium over Viking Gas Transmission’s historic rate base is not being recovered in its rates and, accordingly, should be accounted for as goodwill under Statement 142.

See Black Mesa section of this Note for discussion of goodwill impairment.

Equity Method Goodwill - For the investments we account for under the equity method, the premium or excess cost over underlying fair value of net assets is referred to as equity method goodwill. Investment in unconsolidated affiliates on our accompanying Consolidated Balance Sheets includes equity method goodwill of $185.6 million as of December 31, 2007 and 2006.

Impairment Test - We apply the provisions of Statement 142, “Goodwill and Other Intangible Assets,” and perform our annual impairment test on July 1. There were no impairment charges resulting from the July 1, 2007, impairment testing, and no events indicating an impairment have occurred subsequent to that date.

Black Mesa - Black Mesa, which is included in our Other segment, includes a pipeline that was designed to transport crushed coal suspended in water along 273 miles of pipeline that originates at a coal mine in Kayenta, Arizona, and terminates at Mohave Generating Station (Mohave) in Laughlin, Nevada. The coal slurry pipeline was the sole source of fuel for Mohave and was fully contracted to Peabody Western Coal until December 31, 2005. The water used by the coal slurry pipeline was supplied from an aquifer in the Navajo Nation and Hopi Tribe joint-use area until December 31, 2005.

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

On December 31, 2005, Black Mesa’s transportation contract with the coal supplier of Mohave expired, and our coal slurry pipeline operations were shut down. In June 2006, SCE completed a comprehensive study of the water source, coal supply and transportation issues, and announced that it would no longer pursue the resumption of plant operations. In February 2007, another Mohave co-owner, Salt River Project, announced it was ending its efforts to return the plant to service. We plan to either divest the Black Mesa pipeline or commence decommissioning of the pipeline during 2008.

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

Intangible Assets

Our intangible assets primarily relate to contracts acquired through the acquisition of the natural gas liquids businesses from ONEOK and are being amortized over an aggregate weighted-average period of 40 years. Amortization expense for both 2007 and 2006 was $7.7 million, and the aggregate amortization expense for each of the next five years is estimated to be approximately $7.7 million. The following tables reflect the gross carrying amount and accumulated amortization of intangible assets for the periods presented.

	December 31, 2007
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(Thousands of dollars)
Natural Gas Liquids Gathering and Fractionation	$292,000	$(18,249)	$273,751
Natural Gas Liquids Pipelines	14,650	(917)	13,733
Intangible Assets	$306,650	$(19,166)	$287,484

	December 31, 2006
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(Thousands of dollars)
Natural Gas Liquids Gathering and Fractionation	$292,000	$(10,949)	$281,051
Natural Gas Liquids Pipelines	14,650	(550)	14,100
Intangible Assets	$306,650	$(11,499)	$295,151

E. PARTNERS’ EQUITY

At December 31, 2007, we had 46,397,214 common units and 36,494,126 Class B Units issued and outstanding. ONEOK owns all of the Class B Units, approximately 500,000 common units, and the 2 percent general partner interest in us. The Class B Units, common units and the general partner interest held by ONEOK and its affiliates together constitute a 45.7 percent interest in us.

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

Our income is allocated to the general partner and the limited partners in accordance with their respective partnership percentages, after giving effect to any priority income allocations for incentive distributions that are allocated to the general partner. For the years ended December 31, 2007, 2006 and 2005, incentive distributions allocated to the general partners totaled $50.6 million, $31.6 million and $8.0 million, respectively.

F. CREDIT FACILITIES

2007 Partnership Credit Agreement - In March 2007, we amended and restated our revolving credit facility agreement (2007 Partnership Credit Agreement) with several banks and other financial institutions and lenders in the following principal ways: (i) revised the pricing, (ii) extended the maturity by one year to March 2012, (iii) eliminated the interest coverage ratio covenant, (iv) increased the permitted ratio of indebtedness to EBITDA to 5 to 1 (from 4.75 to 1), (v) increased the swingline sub-facility commitments from $15 million to $50 million and (vi) changed the permitted amount of subsidiary indebtedness from $35 million to 10 percent of our consolidated indebtedness. The interest rates applicable to extensions of credit under this agreement are based, at our election, on either (i) the higher of prime or one-half of one percent above the Federal Funds Rate, which is the rate that banks charge each other for the overnight borrowing of funds, or (ii) the Eurodollar rate plus a set number of basis points, depending on our current long-term unsecured debt ratings.

In July 2007, we exercised the accordion feature of our 2007 Partnership Credit Agreement to increase the commitment amounts by $250 million to a total of $1.0 billion.

In December 2006, we amended our 2007 Partnership Credit Agreement (previously referred to as the 2006 Partnership Credit Agreement). This agreement now provides for the exclusion of hybrid securities from debt in an amount not to exceed 15 percent of total capitalization when calculating the leverage ratio. Material projects may now be approved by the administrative agent as opposed to requiring approval from 50 percent of the lenders. The methodology of making pro forma adjustments to EBITDA (net income before interest expense, income taxes and depreciation and amortization) that is used in the calculation of the financial covenants with respect to approved material projects was also amended. The amendment excluded the Overland Pass Pipeline Company agreement from the covenant that limits our ability to enter into agreements that restrict our ability to grant liens to the lenders under the 2007 Partnership Credit Agreement.

Under the 2007 Partnership Credit Agreement, we are required to comply with certain financial, operational and legal covenants. Among other things, these requirements include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA adjusted for any approved capital projects) of no more than 5 to 1. If we consummate one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will be increased to 5.5 to 1 for the three calendar quarters following the acquisition.

Upon breach of any covenant, discussed above, amounts outstanding under the 2007 Partnership Credit Agreement may become immediately due and payable. We were in compliance with these covenants at December 31, 2007. The average interest rate of borrowings under this agreement was 5.40 percent and 6.75 percent at December 31, 2007 and 2006, respectively. At December 31, 2007, we had $100 million of borrowings outstanding under this agreement and $900 million was available.

In November 2007, we entered into a $15 million Senior Unsecured Letter of Credit Facility and Reimbursement Agreement with Wells Fargo Bank, N.A., of which $12 million is being used, and a $12 million Standby Letter of Credit Agreement with Royal Bank of Canada. Both agreements are used to support various permits required by the KDHE for our ongoing business in Kansas.

We had $10 million in letters of credit outstanding at December 31, 2006.

Bridge Facility - In April 2006, we entered into a $1.1 billion 364-day credit agreement (the Bridge Facility) with a syndicate of banks and borrowed $1.05 billion to finance a portion of the acquisition of the ONEOK Energy Assets. In September 2006, we repaid the amounts outstanding under the Bridge Facility using proceeds from the issuance of senior notes, which resulted in the Bridge Facility being terminated in accordance with its terms. See Note G for further discussion regarding the issuance of senior notes.

Guardian Pipeline - The Guardian Pipeline revolving credit agreement permitted us to choose rates based on the prime commercial lending rate or LIBOR as the interest rate on its outstanding borrowings, specify the portion of the borrowings to be covered by specific interest rate options and specify the interest rate period. The Guardian Pipeline revolving credit agreement terminated in November 2007.

G. LONG-TERM DEBT

The following table sets forth our long-term debt for the periods indicated. All notes are senior unsecured obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness.

	December 31, 2007	December 31, 2006
	(Thousands of dollars)
ONEOK Partners
$250,000 at 8.875% due 2010	$250,000	$250,000
$225,000 at 7.10% due 2011	225,000	225,000
$350,000 at 5.90% due 2012	350,000	350,000
$450,000 at 6.15% due 2016	450,000	450,000
$600,000 at 6.65% due 2036	600,000	600,000
$600,000 at 6.85% due 2037	600,000	-

	2,475,000	1,875,000

Guardian Pipeline
Average 7.85% due 2022	133,641	145,572

Total long-term notes payable	2,608,641	2,020,572
Change in fair value of hedged debt	12,155	12,310
Unamortized debt premium	(3,470)	(1,353)
Current maturities	(11,930)	(11,931)
Long-term debt	$2,605,396	$2,019,598

The aggregate maturities of long-term debt outstanding for years 2008 through 2012 are shown below.

	ONEOK Partners	Guardian Pipeline	Total
	(Millions of dollars)
2008	$-	$11.9	$11.9
2009	-	11.9	11.9
2010	250.0	11.9	261.9
2011	225.0	11.9	236.9
2012	350.0	11.1	361.1

2007 Debt Issuance - In September 2007, we completed an underwritten public offering of $600 million aggregate principal amount of 6.85 percent Senior Notes due 2037 (the 2037 Notes). The 2037 Notes were issued under our existing shelf registration statement filed with the SEC.

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

The net proceeds from the 2037 Notes, after deducting underwriting discounts and commissions and expenses, of $592.9 million were used to finance our $300 million acquisition, before working capital adjustments, of an interstate natural gas liquids and refined petroleum products pipeline system and related assets from a subsidiary of Kinder Morgan and to repay debt outstanding under the 2007 Partnership Credit Agreement.

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

2006 Debt Issuance - In September 2006, we completed an underwritten public offering of (i) $350 million aggregate principal amount of 5.90 percent Senior Notes due 2012 (the 2012 Notes), (ii) $450 million aggregate principal amount of 6.15 percent Senior Notes due 2016 (the 2016 Notes) and (iii) $600 million aggregate principal amount of 6.65 percent Senior Notes due 2036 (the 2036 Notes and collectively with the 2012 Notes and the 2016 Notes, the Notes). We registered the sale of the Notes with the SEC pursuant to a shelf registration statement filed on September 19, 2006.

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

The net proceeds from the Notes of approximately $1.39 billion, after deducting underwriting discounts and commissions and expenses but before offering expenses, were used to repay all of the $1.05 billion outstanding under our Bridge Facility and to repay $335 million of indebtedness outstanding under the 2006 Partnership Credit Agreement. The terms of the Notes are governed by the Indenture, dated September 25, 2006, between us and Wells Fargo Bank, N.A., as trustee, as supplemented by the First Supplemental Indenture (with respect to the 2012 Notes), the Second Supplemental Indenture (with respect to the 2016 Notes) and the Third Supplemental Indenture (with respect to the 2036 Notes), each dated September 25, 2006. The Indenture does not limit the aggregate principal amount of debt securities that may be issued and provides that debt securities may be issued from time to time in one or more additional series. The Indenture contains covenants including, among other provisions, limitations on our ability to place liens on our property or assets, and sell and lease back our property.

The 2012 Notes, 2016 Notes and 2036 Notes will mature on April 1, 2012, October 1, 2016 and October 1, 2036, respectively. We will pay interest on the Notes on April 1 and October 1 of each year. The first payment of interest on the Notes was made on April 1, 2007. Interest on the Notes accrued from September 25, 2006, which was the issuance date of the Notes.

Debt Covenants - We have debt covenants in addition to the covenants discussed in “2007 Debt Issuance” and “2006 Debt Issuance” above. Our $250 million and $225 million long-term notes payable, due 2010 and 2011, respectively, contain provisions that require us to offer to repurchase the senior notes at par value if our Moody’s or S&P credit rating falls below investment grade (Baa3 for Moody’s or BBB- for S&P) and the investment grade rating is not reinstated within a period of 40 days. Further, the indentures governing our senior notes due 2010 and 2011 include an event of default upon acceleration of other indebtedness of $25 million or more and the indentures governing our senior notes due 2012, 2016, 2036 and 2037 include an event of default upon the acceleration of other indebtedness of $100 million or more that would be triggered by such an offer to repurchase. Such an event of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding senior notes due 2010, 2011, 2012, 2016, 2036 and 2037 to declare those notes immediately due and payable in full.

Debt Guarantee - The 2037 Notes and the Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Intermediate Partnership. The guarantee ranks equally in right of payment to all of the Intermediate Partnership’s existing and future unsecured senior indebtedness. We have no significant assets or operations other than our investment in our wholly owned subsidiary, the Intermediate Partnership, which is also consolidated. The Intermediate Partnership holds partnership interests and the equity in our subsidiaries as well as a 50 percent interest in Northern Border Pipeline at December 31, 2007, which is accounted for under the equity method.

The Northern Border Pipeline partnership agreement provides that distributions to Northern Border Pipeline’s partners are to be made on a pro rata basis according to each partner’s percentage interest. The Northern Border Pipeline Management Committee determines the amount and timing of such distributions. Any changes to, or suspension of, the cash distribution policy of Northern Border Pipeline requires the unanimous approval of the Northern Border Pipeline Management Committee. Cash distributions are equal to 100 percent of distributable cash flow as determined from Northern Border Pipeline’s financial statements based upon earnings before interest, taxes, depreciation and amortization less interest expense and maintenance capital expenditures. Loans or other advances from Northern Border Pipeline to its partners or affiliates are prohibited under its credit agreement. After we completed the sale of a 20 percent partnership interest in Northern Border Pipeline to TC PipeLines in April 2006, the Northern Border Pipeline Management Committee adopted certain changes to its cash distribution policy related to financial ratio targets and capital contributions. The change was to define minimum equity to total capitalization ratios to be used by the Northern Border Pipeline Management Committee to establish the timing and amount of required capital contributions. In addition, any shortfall due to the inability to refinance maturing debt will be funded by capital contributions. At December 31, 2007 and 2006, our equity in the net assets of Northern Border Pipeline was approximately $419 million and $438 million, respectively.

Guardian Pipeline Senior Notes - These notes were issued under a master shelf agreement with certain financial institutions. Principal payments are due annually through 2022. Interest rates on the $133.6 million in notes outstanding at December 31, 2007, range from 7.61 percent to 8.27 percent, with an average rate of 7.85 percent. Guardian Pipeline’s senior notes contain financial covenants that require the maintenance of a ratio of (1) EBITDAR (net income plus interest expense, income taxes, operating lease expense and depreciation and amortization) to the sum of interest expense plus operating lease expense of not less than 1.5 to 1 and (2) total indebtedness to EBITDAR of not greater than 5.75 to 1. Upon any breach of these covenants, all amounts outstanding under the master shelf agreement may become due and payable immediately. At December 31, 2007, Guardian Pipeline was in compliance with its financial covenants.

Other

Fair Value - The following estimated fair values represent the amount at which debt could be exchanged in a current transaction between willing parties. Based on quoted market prices for similar issues with similar terms and remaining maturities, the estimated fair value of the aggregate of all the senior notes outstanding was approximately $2.7 billion and $2.0 billion at December 31, 2007 and 2006, respectively. We presently intend to maintain the current schedule of maturities for the senior notes, which will result in no gains or losses on their respective repayment. The fair value of the 2007 Partnership Credit Agreement approximates the carrying value since the interest rates are periodically adjusted to reflect current market conditions.

Unamortized Debt Premium, Discount and Expense - We amortize premiums, discounts and expenses incurred in connection with the issuance of long-term debt consistent with the terms of the respective debt instrument.

H. COMMITMENTS AND CONTINGENCIES

Operating Leases - Future minimum lease payments under non-cancelable operating leases on a gas processing plant, storage contracts, office space, pipeline equipment, rights-of-way and vehicles are shown in the table below.

(Millions of dollars)
2008	$18.7
2009	13.8
2010	12.7
2011	12.6
2012	5.8

Firm Transportation Obligations and Other Commitments - We have firm transportation agreements with Fort Union Gas Gathering and Lost Creek Gathering Company. The Fort Union Gas Gathering agreement expires in 2009, and the Lost Creek Gathering Company agreement expires in 2010. Under these agreements, we must make specified minimum payments to Fort Union Gas Gathering and Lost Creek Gathering Company each month. We recorded expenses of $11.9 million, $12.0 million and $11.7 million for 2007, 2006 and 2005, respectively, related to these agreements. At December 31, 2007, the estimated aggregate amounts of such required future payments were $11.9 million for 2008, $11.3 million for 2009 and $3.7 million for 2010.

Environmental Liabilities - We are subject to multiple environmental laws and regulations affecting many aspects of our present and future operations, including air emissions, water quality, wastewater discharges, solid wastes and hazardous materials, and substance management. These laws and regulations generally require us to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals. Failure to comply with these laws, regulations, permits and licenses may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. If an accidental leak or spill of hazardous materials occurs from our lines or facilities, in the process of transporting natural gas, NGLs, or refined products, or at any facility that we own, operate or otherwise use, we could be held jointly and severally liable for all resulting liabilities, including investigation and clean-up costs, which could materially affect our results of operations and cash flows. In addition, emission controls required under the federal Clean Air Act and other similar federal and state laws could require unexpected capital expenditures at our facilities. We cannot assure that existing environmental regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from customers, could have a material adverse effect on our business, financial condition and results of operations.

Our expenditures for environmental evaluation and remediation to date have not been significant in relation to our results of operations, and there were no material effects upon earnings during 2007, 2006 or 2005 related to compliance with environmental regulations.

Legal Proceedings - We are a party to various litigation matters and claims that are in the normal course of our operations. While the results of litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our consolidated results of operations, financial position or liquidity.

Other - As a result of an internal review of a transaction that was brought to the attention of one of our affiliates by a third party, we have commenced an internal review of transactions that may have violated FERC capacity release rules or related rules. We have notified the FERC of this review and expect to file a report with the FERC by mid-March 2008 concerning any violations. At this time, we do not believe that penalties, if any, associated with potential violations will have a material impact on our results of operations, financial position or liquidity.

I. INCOME TAXES

Components of the income tax provision applicable to continuing operations and income taxes paid by our corporate subsidiaries are shown in the table below.

	Years Ended December 31,
	2007	2006	2005
	(Thousands of dollars)
Taxes currently payable:
Federal	$72	$-	$2,036
State	4,203	-	390
Total taxes currently payable	4,275	-	2,426
Deferred taxes:
Federal	3,994	2,163	2,639
State	573	3,339	727
Total deferred taxes	4,567	5,502	3,366
Taxes retained by ONEOK	-	22,167	-
Total tax provision	$8,842	$27,669	$5,792

Taxes retained by ONEOK represent taxes accrued for the ONEOK Energy Assets during the first quarter of 2006. In conjunction with the ONEOK Transactions, all income tax liabilities of the ONEOK Energy Assets at the time of the ONEOK Transactions were retained by ONEOK. See Note B for additional discussion of the ONEOK Transactions.

The following table is a reconciliation of our provision for income taxes for the periods indicated.

	Years Ended December 31,
	2007	2006	2005
	(Thousands of dollars)
Pretax income from continuing operations	$416,589	$420,849	$152,299
Federal statutory income tax rate	35.0%	35.0%	35.0%
Provision for federal income taxes	145,806	147,297	53,305
Partnership earnings not subject to tax	(141,884)	(144,928)	(48,630)
State income taxes	4,772	2,990	1,117
Other, net	148	143	-
Income tax expense	$8,842	$5,502	$5,792

The following table sets forth the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities for the periods indicated.

	Years Ended December 31,
	2007	2006
	(Thousands of dollars)
Deferred tax assets:
Net operating losses	$4,715	$7,971
Other	1,596	129
Total deferred tax assets	6,311	8,100
Deferred tax liabilities:
Excess of tax over book depreciation and depletion	7,934	5,414
Regulatory assets	2,544	2,526
Other	77	79
Total deferred tax liabilities	10,555	8,019
Net deferred tax assets/ (liabilities)	$(4,244)	$81

At December 31, 2007, we had approximately $5.0 million of tax benefits available related to net operating loss carryforwards, which will expire between the years 2022 and 2026. We believe that it is more likely than not that the tax benefits of the net operating loss carryforwards will be utilized prior to their expiration; therefore, no valuation allowance is necessary.

We had income taxes payable of approximately $3.1 million at December 31, 2007. Cash paid for income taxes, net, was approximately $1.0 million, $0.6 million and $1.4 million at December 31, 2007, 2006 and 2005, respectively.

J. SEGMENTS

Segment Descriptions - In July 2007, we announced a series of organizational changes that led to the realignment of our previous business segments. Our financial results are now reported in these four segments: (i) Natural Gas Gathering and Processing, which remains unchanged, (ii) Natural Gas Pipelines, which is comprised of our former interstate natural gas pipelines segment and the natural gas assets of our former pipelines and storage segment, (iii) Natural Gas Liquids Gathering and Fractionation, which remains unchanged, and (iv) Natural Gas Liquids Pipelines, which is comprised of the natural gas liquids assets of our former pipelines and storage segment. Prior periods have been restated to reflect these segment changes.

Our operations are divided into these strategic business segments based on similarities in economic characteristics, products and services, types of customers, methods of distribution and regulatory environment, as follows:

•	our Natural Gas Gathering and Processing segment primarily gathers and processes raw natural gas,
•	our Natural Gas Pipelines segment primarily operates regulated interstate and intrastate natural gas transmission pipelines and natural gas storage facilities,
•	our Natural Gas Liquids Gathering and Fractionation segment primarily gathers, treats and fractionates NGLs and stores and markets NGL products, and
•	our Natural Gas Liquids Pipelines segment primarily operates our FERC-regulated interstate natural gas liquids gathering and distribution pipelines.

The acquisition of the ONEOK Energy Assets in April 2006 is accounted for in our consolidated financial statements effective January 1, 2006. In connection with these transactions, we formed our former natural gas liquids segment and our former pipelines and storage segment.

Accounting Policies - The accounting policies of the segments are described in Note A. Intersegment and affiliate sales are recorded on the same basis as sales to unaffiliated customers. Our Natural Gas Gathering and Processing segment sells natural gas to ONEOK and its subsidiaries. A portion of our Natural Gas Pipelines segment’s revenues are from ONEOK and its subsidiaries that utilize transportation and storage services. Corporate overhead costs relating to a reportable segment have been allocated for the purpose of calculating operating income. Our equity method investments do not represent operating segments.

Northern Border Pipeline was no longer consolidated effective January 1, 2006. For our Natural Gas Pipelines segment, Northern Border Pipeline’s revenues represented approximately 85 percent of the segment’s revenues in 2005.

Customers - The main customers for our Natural Gas Gathering and Processing segment are primarily major and independent oil and gas production companies. Our Natural Gas Liquids Gathering and Fractionation segment’s customers are primarily natural gas gathering and processing companies and petrochemical, refining and NGL marketing companies. Companies served by our Natural Gas Pipelines segment include local distribution companies, power generating companies, natural gas marketing companies and petrochemical companies. Our Natural Gas Liquids Pipelines segment’s customers are primarily NGL gathering companies, propane distributors and petrochemical and refining companies.

In 2007 and 2006, we had no single external customer from which we received 10 percent or more of our consolidated revenues. For 2005, we had two customers that accounted for more than 10 percent of our total consolidated operating revenues. In 2005, Lodgepole Energy Marketing (Lodgepole) and BP Canada accounted for $123.2 million (18 percent) and $114.4 million (16 percent), respectively, of our consolidated operating revenues. Operating revenues from Lodgepole are recorded in our Natural Gas Gathering and Processing segment. Our Natural Gas Gathering and Processing segment and Natural Gas Pipelines segment have recorded operating revenues from BP Canada.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated. Amounts in prior periods have been restated to conform to our current presentation.

Year Ended December 31, 2007	Natural Gas Gathering and Processing	Natural Gas Pipelines (a)	Natural Gas Liquids Gathering and Fractionation	Natural Gas Liquids Pipelines (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$433,139	$194,170	$4,562,178	$15,280	$27	$5,204,794
Sales to affiliated customers	519,755	107,009	-	-	-	626,764
Intersegment sales	505,756	785	25,115	76,555	(608,211)	-
Operating revenue	$1,458,650	$301,964	$4,587,293	$91,835	$(608,184)	$5,831,558
Gain on sale of assets	$1,825	$79	$39	$7	$-	$1,950
Operating income	$187,815	$112,212	$111,976	$39,460	$(4,680)	$446,783
Equity earnings from investments	$26,399	$62,487	$-	$1,022	$-	$89,908
EBITDA	$259,246	$207,196	$134,393	$53,411	$2,872	$657,118
Investments in unconsolidated affiliates	$298,701	$426,992	$-	$30,567	$-	$756,260
Total assets	$1,564,697	$1,164,111	$1,881,397	$1,214,833	$287,027	$6,112,065
Capital expenditures	$83,820	$138,919	$123,555	$363,460	$104	$709,858
(a) -	Our Natural Gas Pipelines segment has regulated and non-regulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $252.5 million and operating income of $82.9 million for 2007.
(b) -	All of our Natural Gas Liquids Pipelines segment’s operations are regulated.

Year Ended December 31, 2006	Natural Gas Gathering and Processing	Natural Gas Pipelines (a)	Natural Gas Liquids Gathering and Fractionation	Natural Gas Liquids Pipelines (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$478,848	$195,063	$3,467,048	$-	$1,587	$4,142,546
Sales to affiliated customers	476,361	121,088	(1,747)	-	-	595,702
Intersegment sales	520,881	857	27,675	66,496	(615,909)	-
Operating revenue	$1,476,090	$317,008	$3,492,976	$66,496	$(614,322)	$4,738,248
Gain on sale of assets	$373	$114,890	$47	$7	$166	$115,483
Operating income	$180,615	$237,330	$88,779	$29,086	$(24,598)	$511,212
Equity earnings from investments	$22,616	$72,835	$-	$432	$-	$95,883
EBITDA	$249,136	$343,384	$109,753	$41,692	$(15,396)	$728,569
Investments in unconsolidated affiliates	$294,308	$445,339	$-	$9,232	$-	$748,879
Total assets	$1,615,969	$1,224,576	$1,522,177	$511,949	$47,046	$4,921,717
Capital expenditures	$80,982	$48,598	$21,761	$49,322	$1,083	$201,746

(a) - Our Natural Gas Pipelines segment has regulated and non-regulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $269.4 million and operating income of $211.0 million, including $113.9 million from a gain on sale of assets, for 2006.

(b) - All of our Natural Gas Liquids Pipelines segment’s operations are regulated.

Year Ended December 31, 2005	Natural Gas Gathering and Processing	Natural Gas Pipelines (a)	Natural Gas Liquids Gathering and Fractionation	Natural Gas Liquids Pipelines	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$275,287	$396,402	$-	$-	$24,572	$696,261
Sales to affiliated customers	-	7,683	-	-	-	7,683
Intersegment sales	-	-	-	-	-	-
Operating revenue	$275,287	$404,085	$-	$-	$24,572	$703,944
Operating income	$44,714	$214,168	$-	$-	$(2,114)	$256,768
Equity earnings from investments	$22,473	$2,263	$-	$-	$-	$24,736
EBITDA	$83,840	$285,871	$-	$-	$2,260	$371,971
Investments in unconsolidated affiliates	$254,286	$36,470	$-	$-	$-	$290,756
Total assets	$594,379	$1,888,980	$-	$-	$44,407	$2,527,766
Capital expenditures	$16,602	$39,641	$-	$-	$3,639	$59,882

(a) -	For 2005, all of our Natural Gas Pipelines segment’s operations are regulated.

We evaluate our performance based on EBITDA, which we define as earnings before interest, income taxes, depreciation and amortization less the cost of the equity component of AFUDC. Management uses EBITDA to compare the financial performance of its segments and to internally manage those business segments. Management believes that EBITDA provides useful information to investors as a measure of comparison with peer companies. EBITDA should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP. EBITDA calculations may vary from company to company, so our computation of EBITDA may not be comparable with a similarly titled measure of another company.

The following tables set forth the reconciliation of net income to EBITDA by operating segment for the periods indicated.

Year Ended December 31, 2007	Natural Gas Gathering and Processing	Natural Gas Pipelines	Natural Gas Liquids Gathering and Fractionation	Natural Gas Liquids Pipelines	Other and Eliminations	Total
	(Thousands of dollars)
Net income	$222,838	$160,542	$117,362	$46,012	$(139,007)	$407,747
Minority interests	-	387	-	29	-	416
Interest expense, net	(8,720)	11,785	(6,103)	3,176	138,809	138,947
Depreciation and amortization	45,099	32,380	23,134	13,062	29	113,704
Income taxes	29	5,772	-	-	3,041	8,842
Allowance for equity funds used during construction	-	(3,670)	-	(8,868)	-	(12,538)
EBITDA	$259,246	$207,196	$134,393	$53,411	$2,872	$657,118

Year Ended December 31, 2006	Natural Gas Gathering and Processing	Natural Gas Pipelines	Natural Gas Liquids Gathering and Fractionation	Natural Gas Liquids Pipelines	Other and Eliminations	Total
	(Thousands of dollars)
Net income	$190,701	$269,995	$77,050	$24,675	$(117,235)	$445,186
Minority interests	-	2,392	-	-	-	2,392
Interest expense, net	4,590	26,252	8,776	5,422	88,442	133,482
Depreciation and amortization	43,032	32,841	20,738	12,035	13,399	122,045
Income taxes	10,813	12,822	3,189	847	(2)	27,669
Allowance for equity funds used during construction	-	(918)	-	(1,287)	-	(2,205)
EBITDA	$249,136	$343,384	$109,753	$41,692	$(15,396)	$728,569

Year Ended December 31, 2005	Natural Gas Gathering and Processing	Natural Gas Pipelines	Natural Gas Liquids Gathering and Fractionation	Natural Gas Liquids Pipelines	Other and Eliminations	Total
	(Thousands of dollars)
Net income	$67,552	$123,604	$-	$-	$(44,143)	$147,013
Minority interests	-	45,674	-	-	-	45,674
Interest expense, net	219	44,990	-	-	41,694	86,903
Depreciation and amortization	16,045	67,608	-	-	2,708	86,361
Income taxes	24	4,522	-	-	2,001	6,547
Allowance for equity funds used during construction	-	(527)	-	-	-	(527)
EBITDA	$83,840	$285,871	$-	$-	$2,260	$371,971

K.	UNCONSOLIDATED AFFILIATES

Investments in Unconsolidated Affiliates - The following table sets forth our investments in unconsolidated affiliates for the periods indicated.

	Net Ownership	December 31,
	Interest	2007		2006
		(Thousands of dollars)
Northern Border Pipeline	50%	$418,982		$437,518
Bighorn Gas Gathering	49%	97,716		98,299
Fort Union Gas Gathering	37%	85,197		82,220
Lost Creek Gathering Company (a)	35%	75,612		74,151
Other	Various	78,753		56,691
Investments in unconsolidated affiliates		$756,260	(b)	$748,879	(b)

(a) -   We are entitled to receive an incentive allocation of earnings from third-party gathering services revenue recognized by Lost Creek Gathering Company. As a result of the incentive, our share of Lost Creek Gathering Company's income exceeds its 35 percent ownership interest.

(b) -   Equity method goodwill (Note D) was $185.6 million at December 31, 2007 and 2006.

Equity Earnings from Investments - The following table sets forth our equity earnings from investments for the periods indicated.

	Years Ended December 31,
	2007	2006	2005
	(Thousands of dollars)
Northern Border Pipeline (a)	$62,008	$72,393	$-
Bighorn Gas Gathering	7,416	8,223	9,411
Fort Union Gas Gathering	9,681	9,030	6,747
Lost Creek Gathering Company	4,790	5,363	6,315
Guardian Pipeline (b)	-	-	2,263
Other	6,013	874	-
Equity earnings from investments	$89,908	$95,883	$24,736

(a) -   Beginning January 1, 2006, our interest in Northern Border Pipeline is accounted for as an investment under the equity method (Note B). For the first three months of 2006, we included 70 percent of Northern Border Pipeline’s income in equity earnings from investments. After the sale of a 20 percent interest in Northern Border Pipeline in April 2006, we included 50 percent of Northern Border Pipeline's income in equity earnings from investments.

(b) -   In April 2006, we acquired the 66- 2/3 percent interest in Guardian Pipeline not previously owned by us, increasing our ownership to 100 percent. Following the completion of the transactions, we consolidated Guardian Pipeline retroactive to January 1, 2006 (Note B).

Unconsolidated Affiliates Financial Information - Summarized combined financial information of our unconsolidated affiliates is presented below.

	December 31,
	2007	2006
	(Thousands of dollars)
Balance Sheet
Current assets	$102,805	$76,376
Property, plant and equipment, net	1,724,330	1,678,099
Other noncurrent assets	25,882	24,109
Current liabilities	79,593	240,358
Long-term debt	717,301	492,017
Other noncurrent liabilities	10,278	2,494
Accumulated other comprehensive income (loss)	(2,441)	978
Owners’ equity	1,048,286	1,042,737

	Years Ended December 31,
	2007	2006	2005
	(Thousands of dollars)
Income Statement
Operating revenue	$404,399	$386,448	$101,390
Operating expenses	172,997	159,452	34,470
Net income	184,434	183,732	49,742

Distributions paid to us	$103,785	$123,427	$16,440

L.	NET INCOME PER UNIT

Net income per unit is computed by dividing net income, after deducting the general partner’s allocation, by the weighted average number of outstanding limited partner units. The general partner owns a 2 percent interest in us and also owns incentive distribution rights that provide for an increasing proportion of cash distributions from the partnership as the distributions made to limited partners increase above specified levels. For purposes of our calculation of net income per unit, net income is generally allocated to the general partner as follows: (1) an amount based upon the 2 percent general partner interest in net income, and (2) the amount of the general partner’s incentive distribution rights based on the total cash distributions declared for the period. The amount of incentive distributions allocated to our general partners totaled $50.6 million, $31.6 million and $8.0 million for 2007, 2006 and 2005, respectively. The distribution paid to our general partner shown on the accompanying Consolidated Statements of Changes in Partners’ Equity and Comprehensive Income of $54.7 million in 2007, $28.4 million in 2006 and $11.2 million in 2005, included incentive distributions paid to the general partners in 2007, 2006 and 2005 of approximately $47.1 million, $23.1 million and $8.0 million, respectively. Gains resulting from interim capital transactions, as defined in our Partnership Agreement, are generally not subject to distribution; however, our Partnership Agreement provides that if such distributions were made, the incentive distribution rights would not apply. Accordingly, the gain on sale of assets for 2007 and 2006 had no impact on the incentive distribution rights.

As discussed in Note B, we completed the ONEOK Transactions during the second quarter of 2006; however, for accounting purposes, the transactions were accounted for retroactive to January 1, 2006. Net income from the ONEOK Energy Assets prior to the April 2006 acquisition was approximately $35.8 million and has been reflected in our earnings for 2006. For purposes of our calculation of 2006 income per unit, these pre-acquisition earnings were allocated to the general partner, as they retained the related cash flow for that period.

The following summarizes our quarterly cash distribution activity for 2007:

•	In January 2007, we declared a cash distribution of $0.98 per unit for the fourth quarter of 2006. The distribution was paid on February 14, 2007, to unitholders of record on January 31, 2007.
•	In April 2007, we declared a cash distribution of $0.99 per unit for the first quarter of 2007. The distribution was paid on May 14, 2007, to unitholders of record as of April 30, 2007.
•	In July 2007, we declared a cash distribution of $1.00 per unit for the second quarter of 2007. The distribution was paid on August 14, 2007, to unitholders of record on July 31, 2007.
•	In October 2007, we declared a cash distribution of $1.01 per unit for the third quarter of 2007. The distribution was paid on November 14, 2007, to unitholders of record on October 31, 2007.

On January 15, 2008, we declared a cash distribution of $1.025 per unit ($4.10 per unit on an annualized basis) for the fourth quarter of 2007. The distribution was paid on February 14, 2008, to unitholders of record on January 31, 2008.

M.	RELATED-PARTY TRANSACTIONS

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

The following table sets forth the transactions with related parties for the periods indicated.

	Years Ended December 31,
	2007	2006	2005
	(Thousands of dollars)
Revenues	$626,764	$595,702	$7,683

Expenses
Administrative and general expenses	$171,741	$175,270	$52,579
Interest expense	-	21,372	-
Total expenses	$171,741	$196,642	$52,579

N.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Year Ended December 31, 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Thousands of dollars, except per unit amounts)
Total revenues	$1,168,674	$1,375,314	$1,410,257	$1,877,313
Net margin	$205,370	$217,570	$213,884	$259,069
Operating income	$104,376	$107,558	$105,116	$129,733
Net income	$95,756	$94,619	$95,916	$121,456
Net income per unit	$1.00	$0.97	$0.98	$1.27

Year Ended December 31, 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Thousands of dollars, except per unit amounts)
Total revenues	$1,179,613	$1,163,859	$1,218,541	$1,176,235
Net margin	$202,062	$213,111	$211,466	$216,909
Operating income	$100,174	$212,779	$107,673	$90,586
Net income	$70,504	$196,199	$98,222	$80,261
Net income per unit	$0.67	$2.22	$1.04	$0.82

Total revenues and net margin for the first and second quarters in the tables above were restated to be consistent with the classification used in our September 30, 2007 Quarterly Report on Form 10-Q and in this Annual Report on Form 10-K. The change was not material.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Under the supervision and with the participation of senior management, including the Chief Executive Officer (“Principal Executive Officer”) and the Chief Financial Officer (“Principal Financial Officer”) of ONEOK Partners GP, our general partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007, to ensure the timely disclosure of required information in our periodic SEC filings.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Our internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that is included herein (Item 8).

Changes in Internal Controls Over Financial Reporting

We have made no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Partnership Board of Directors and Audit Committee

We are managed under the direction of the Board of Directors of our sole general partner, ONEOK Partners GP, which consists of six members designated by ONEOK, the parent corporation of our general partner. We refer to the Board of Directors of ONEOK Partners GP as our Board of Directors. Because we are a limited partnership and meet the definition of a “controlled company” under the listing standards of the NYSE, certain listing standards of the NYSE are not applicable to us. Accordingly, Section 303A.01 of the NYSE Listed Company Manual, which would require that the Board of Directors of our general partner be comprised of a majority of independent directors, and Sections 303A.04 and 303A.05 of the NYSE Listed Company Manual, which would require that the Board of Directors of our general partner maintain a nominating committee and a compensation committee, each consisting entirely of independent directors, are not applicable to us. However, our Board of Directors has affirmatively determined that three members of our Board of Directors, Gary N. Petersen, Gerald B. Smith and Gil J. Van Lunsen, have no material relationship with us and are “independent” under our Governance Guidelines and the listing standards of the NYSE.

Our Board of Directors has appointed an Audit Committee consisting of the three members of our Board of Directors who are independent under our Governance Guidelines and the listing standards of the NYSE. The Audit Committee has oversight responsibility with respect to the integrity of our financial statements, the performance of our internal audit function, the independent auditor’s qualification and independence and our compliance with legal and regulatory requirements. The Audit Committee directly appoints, retains, evaluates and may terminate our independent auditor. The Audit Committee reviews our annual and quarterly financial statements. The Audit Committee also has the authority to review specific matters that may present a conflict of interest in order to determine if the resolution of such conflict proposed by our Board of Directors is fair and reasonable to our unitholders and to engage advisors to assist it in carrying out its duties. The Audit Committee has all other responsibilities required by the applicable NYSE listing standards and applicable SEC rules. The Board of Directors of our general partner has adopted a written charter for our Audit Committee.

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

Name	Age	Position
John W. Gibson	55	Chairman of the Board, President and Chief Executive Officer

James C. Kneale	56	President and Chief Operating Officer, ONEOK, Inc.
		Member, Board of Directors

Curtis L. Dinan	40	Senior Vice President, Chief Financial Officer and Treasurer
		Member, Board of Directors

John R. Barker	60	Executive Vice President, General Counsel and Secretary

Caron A. Lawhorn	46	Senior Vice President and Chief Accounting Officer

Gary N. Petersen	57	Member, Board of Directors and Audit Committee

Gerald B. Smith	57	Member, Board of Directors and Chairman, Audit
		Committee

Gil J. Van Lunsen	65	Member, Board of Directors and Audit Committee

John W. Gibson became our president and chief executive officer effective January 1, 2007, and chairman of our Board of Directors on October 16, 2007. He served as our president and chief operating officer from May through December 2006. From 2005 until May 2006, he was president of ONEOK Energy companies, which included ONEOK’s gathering and processing, natural gas liquids, pipelines and storage and energy services business segments, some of which were acquired by us in April 2006. Prior to that, he was president, Energy, from 2000 to 2005 for ONEOK.

James C. Kneale became the president and chief operating officer of ONEOK effective January 1, 2007. He served as our executive vice president and chief financial officer from May through December 2006. From 1999 to 2000, he was vice president, treasurer and chief financial officer and from 2001 to 2004, senior vice president, treasurer and chief financial officer for ONEOK. From 2005 through May 2006, he was executive vice president, finance and administration and chief financial officer for ONEOK.

Curtis L. Dinan became our senior vice president, chief financial officer and treasurer effective January 1, 2007. He was elected to our Board of Directors on October 16, 2007. Mr. Dinan is a member of both the Management and Audit Committees of Northern Border Pipeline. Mr. Dinan is also the Senior Vice President, Chief Financial Officer and Treasurer of ONEOK. Mr. Dinan served as senior vice president and chief accounting officer of ONEOK from August 2004 through December 2006 and served as vice president and chief accounting officer of ONEOK from February 2004 to August 2004. Prior to joining ONEOK in February 2004, Mr. Dinan served as an assurance and business advisory partner at Grant Thornton, LLP from 2002 to 2004.

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

Caron A. Lawhorn was named senior vice president and chief accounting officer on January 15, 2008. Ms. Lawhorn is Chair of the Audit Committee of Northern Border Pipeline. Ms. Lawhorn has served as senior vice president and chief accounting officer for ONEOK since January 1, 2007, and will continue to serve in this capacity. Prior to her current position, Ms. Lawhorn served ONEOK as senior vice president of financial services and treasurer from January 2005 to January 2007, vice president and controller from August 2004 to January 2005, vice president of audit and risk control from May 2003 to August 2004, and manager of audit services from September 1998 to May 2003.

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

Gerald B. Smith was appointed to the Audit Committee in 1994. He is chairman and chief executive officer and co-founder of Smith, Graham & Company Investment Advisors, a global investment management firm, which was founded in 1990. He is a member of the board of trustees of the Charles Schwab Family of Funds and lead independent director and member of the Cooper Industries audit committee. He is a former director of the Fund Management Board of Robeco Group, Rorento N.V. (Netherlands).

Gil J. Van Lunsen was appointed to the Audit Committee in March 2005. Prior to his retirement in 2000, Mr. Van Lunsen was a managing partner of KPMG LLP at the firm’s Tulsa, Oklahoma office. He began his career with KPMG LLP in 1968. He is currently a director and audit committee chairman of Array Biopharma in Boulder, Colorado.

Director Compensation

Compensation for our non-management directors for the year ended December 31, 2007, consisted of an annual cash retainer of $65,000 and meeting fees of $1,000 for each Audit Committee meeting attended in person or $500 for each Audit Committee meeting attended by telephone. In addition, the chair of our Audit Committee received an additional annual cash fee of $10,000 and each other member of the Audit Committee received an additional cash fee of $5,000. Non-management directors are reimbursed for their expenses related to their attendance at Board of Director and Audit Committee meetings. A director who is also an officer or employee of ONEOK Partners GP or ONEOK receives no compensation for his or her service as a director.

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

The following table sets forth the compensation paid to our non-management directors in 2007.

2007 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gary N. Petersen	77,000	—	—	—	—	—	77,000
Gerald B. Smith	82,000	—	—	—	—	—	82,000
Gil J. Van Lunsen	77,000	—	—	—	—	—	77,000

Compensation Committee Interlocks and Insider Participation

We do not have a compensation committee. During 2007, the compensation of our named executive officers was determined by ONEOK’s Executive Compensation Committee, which consists of independent members of the ONEOK Board of Directors. No member of ONEOK’s Executive Compensation Committee is, or was formerly, an officer, director or employee of ONEOK Partners or any if its subsidiaries.

Governance Matters

Audit Committee Independence - Our Board of Directors has appointed a standing Audit Committee. Our guidelines for determining the independence of members of the Audit Committee are included in our Governance Guidelines and provide that members of the Audit Committee shall at all times qualify as independent under the listing standards of the NYSE and the applicable rules of the SEC and other applicable laws. At least annually, the Board of Directors reviews the relationships of each Audit Committee member with us to affirmatively determine the independence of each member. In February 2008, our Board of Directors affirmatively determined that Mr. Petersen, Mr. Smith, and Mr. Van Lunsen meet the standards for independence set forth in the Governance Guidelines and are therefore independent.

Audit Committee Financial Experts - Our Board of Directors annually reviews the financial expertise of the members of our Audit Committee. In February 2008, our Board of Directors determined that Mr. Petersen, Mr. Smith, and Mr. Van Lunsen are each “audit committee financial experts,” as defined by the rules of the SEC.

Executive Sessions of Board and Audit Committee - Our Board of Directors has documented its governance practices in our Governance Guidelines. The Board of Directors of our general partner holds regular executive sessions in which non-management board members meet without any members of management present. The chairman of our Audit Committee, Mr. Smith, presides at regular sessions of the non-management members of our Board of Directors. Meetings of the non-management board and committee members are scheduled in connection with each in person meeting of our Board of Directors and Audit Committee.

Service on Other Audit Committees - Mr. Smith serves on the audit committee of one other public company. Mr. Van Lunsen serves on the audit committee of one other public company. The Board of Directors has determined that Mr. Smith and Mr. Van Lunsen’s service on these other audit committees does not impair their ability to effectively serve on our Audit Committee.

Section 16(a) Beneficial Ownership Reporting Compliance - Section 16(a) of the Exchange Act requires executive officers, members of the Board of Directors and persons who own more than 10 percent of our common units to file reports of ownership and changes in ownership with the SEC and the NYSE and to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us during and with respect to the 2007 fiscal year, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that during 2007 our reporting persons complied with all applicable filing requirements in a timely manner.

Governance Guidelines - The Board of Directors of our general partner has adopted Governance Guidelines that address several governance matters, including responsibilities of directors, the composition and responsibility of the Audit Committee, the conduct and frequency of board meetings, management succession, director access to management and outside advisors, director orientation and continuing education, and annual self-evaluation of the board. The Board of Directors of our general partner recognizes that effective governance is an on-going process, and thus, the Board of Directors will review our Governance Guidelines periodically as deemed necessary.

Code of Ethics - The Board of Directors of our general partner has adopted an Accounting and Financial Reporting Code of Ethics applicable to our chief executive officer, chief financial officer and chief accounting officer. In addition to other matters, this code of ethics establishes policies to prevent wrongdoing and to promote honest and ethical conduct, including ethical handling of actual and apparent conflicts of interest, compliance with applicable laws, rules and regulations, full, fair, accurate, timely and understandable disclosure in public communications and prompt internal reporting violations of the code. We intend to promptly post on our website any amendment to, or waiver from, any provision of our Accounting and Financial Reporting Code of Ethics in accordance with the applicable rules of the SEC and NYSE.

Code of Conduct - The Board of Directors of our general partner has adopted a Code of Business Conduct applicable to the members of our Board of Directors and Audit Committee, our officers and the employees of ONEOK, ONEOK Partners GP, and ONEOK Services Company, who provide services to us. This code sets out our requirements for compliance with legal and ethical standards in the conduct of our business, including general business principles, legal and ethical obligations, compliance policies for specific subjects, obtaining guidance, the reporting of compliance issues and discipline for violations of the code. We intend to promptly post on our website any amendments to, or waivers from (including any implicit waiver), any provision of our Code of Business Conduct in accordance with the applicable rules of the SEC and NYSE.

Web Access - We provide access through our website at www.oneokpartners.com to current information relating to our governance, including our Audit Committee Charter, our Accounting and Financial Reporting Code of Ethics, our Code of Business Conduct, our Governance Guidelines and other matters impacting our governance principles. You may copy each of these documents from our website. You may also contact the office of the secretary of ONEOK Partners GP for printed copies of these documents free of charge.

Communications with Directors - Our Board of Directors believes that it is management’s role to speak for us. Our Board of Directors also believes that any communications between members of the Board of Directors and interested parties, including unitholders, should be conducted with the knowledge of our chairman, president and chief executive officer. Interested parties, including unitholders, may contact one or more members of our Board of Directors, including non-management directors and non-management directors as a group, by writing to the director or directors in care of our corporate secretary at our principal executive offices. A communication received from an interested party or unitholder will be promptly forwarded to the director or directors to whom the communication is addressed. A copy of the communication will also be provided to our president and chief executive officer. We will not, however, forward sales or marketing materials or correspondence primarily commercial in nature or not clearly identified as interested party or unitholder correspondence.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

We do not directly employ any of the persons responsible for managing or operating our business. Instead, we are managed by our general partner, ONEOK Partners GP, the executive officers of which are employees of ONEOK. Certain officers of ONEOK Partners GP are deemed to be executive officers of us. We reimburse ONEOK for a portion of the total compensation paid to the executive officers of our general partner as provided by our Services Agreement with ONEOK. Please read “Certain Relationships and Related Party Transactions, and Director Independence - Services Agreement” for a description of the Services Agreement.

We do not have a compensation committee. The compensation of the officers of our general partner, who are deemed to be our officers, is set by the Executive Compensation Committee of the Board of Directors of ONEOK. A discussion of the objectives of, and other matters related to, ONEOK’s compensation programs is included in ONEOK’s compensation discussion and analysis and other disclosure related to ONEOK executive compensation contained in ONEOK’s 2008 Proxy Statement as filed with the SEC (ONEOK 2008 Proxy Statement), a copy of which is provided on, and may be copied from, ONEOK’s website at www.oneok.com and is available free of charge from the secretary of ONEOK Partners GP upon request.

Under our Services Agreement with ONEOK, a portion of the compensation expense for our named executive officers is allocated by ONEOK to us. The compensation amounts shown in the following table represent that portion of the named executive officer’s total compensation which is allocated to and paid by us under the Services Agreement.

The following table summarizes the compensation allocated to and paid by us in 2007 for our principal executive officer, principal financial officer and the three other most highly compensated executive officers of our general partner, ONEOK Partners GP, which we collectively refer to as the “named executive officers.”

Summary Compensation Table For 2007

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)	Total ($)
David L. Kyle	2007	$405,705	$1,532,891	$-	$-	$1,096,862	$79,523	$3,114,981
Chairman and Chief Executive Officer (6)	2006	$307,043	$1,984,503	$4,987	$690,846	$444,716	$54,932	$3,487,027
John W. Gibson	2007	$295,926	$930,262	$-	$536,963	$560,163	$67,930	$2,391,244
Chairman, President and Chief Executive Officer (6)	2006	$326,250	$794,237	$2,210	$491,250	$377,996	$43,448	$2,035,391
James C. Kneale	2007	$248,196	$849,464	$64,309	$389,000	$489,172	$33,201	$2,073,342
President and Chief Operating Officer, ONEOK, Inc.	2006	$158,014	$441,904	$173,629	$227,032	$185,975	$21,875	$1,208,429
Curtis L. Dinan	2007	$143,190	$122,707	$-	$181,374	$45,738	$13,667	$506,676
Senior Vice President, Chief Financial Officer and Treasurer (6)	2006	$82,472	$102,515	$-	$59,165	$21,727	$8,475	$274,354
Pierce H. Norton II	2007	$261,354	$199,306	$-	$320,000	$37,175	$14,233	$832,068
Executive Vice President - Natural Gas	2006	$225,000	$165,200	$-	$215,000	$32,769	$13,683	$651,652

(1)	The amounts included in the table reflect the expense allocated to and recognized by us for restricted stock, restricted stock incentive units and performance units granted under the ONEOK Long-Term Incentive Plan (LTI Plan) and the ONEOK Equity Compensation Plan, the grant date fair value of which was determined in accordance with Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments,” (Statement 123R). Assumptions used in the calculation of the value of these equity grants are included in Note O to the ONEOK audited financial statements for the year ended December 31, 2007, included in the ONEOK 2007 Annual Report on Form 10-K filed with the SEC on February 27, 2008.

Annual grants of restricted stock and restricted stock incentive units vest three years from the date of grant. Because no shares of ONEOK common stock are issued under a restricted stock incentive unit until the unit vests, no dividends are payable with respect to restricted stock incentive units. Performance units do not pay dividends and vest three years from the date of grant at which time the holder is entitled to receive a percentage (0 percent to 200 percent in increments of 50 percent) of the performance units granted based on ONEOK’s total shareholder return over the three-year performance cycle compared to the total shareholder return of a peer group of energy companies. Grants of restricted stock, restricted stock incentive units and performance units made in 2003 and grants of restricted stock incentive units and performance units made in 2006 and 2007 are payable in shares of ONEOK common stock upon vesting. Grants of restricted stock incentive units and performance units made in 2004 and 2005 are payable one-third in cash and two-thirds in shares upon vesting. The fair value of restricted stock and restricted stock incentive units for the purposes of Statement 123R was determined on the date of grant based on the closing stock price of ONEOK common stock on the grant date, adjusted for the current dividend yield. The grant date fair value of the performance units granted in 2003, 2004 and 2005 for the purposes of Statement 123R was determined on the date of grant based on the closing stock price of ONEOK common stock on the grant date, adjusted for the current dividend yield. With respect to the performance units granted in 2006 and 2007, the grant date fair value for the purposes of Statement 123R was determined using a valuation model that considers the market condition (total shareholder return), using assumptions developed from historical information of ONEOK and the referenced peer group.

(2)	No options were granted by ONEOK in 2007. However, the remaining unamortized expense from restored options granted in 2006 was fully recognized as of May 2007. No options were granted in 2006, except for restored options granted in connection with the exercise of options granted under the LTI Plan. Effective January 1, 2007, the restorative feature of all outstanding ONEOK stock options was eliminated. The 2003 option grant vested on February 20, 2006. The amounts included in the table reflect our allocated portion of the grant date fair value of the 2003 grant and the restored options granted in 2006 as expensed in accordance with Statement 123R. Assumptions used in the calculation of the value of option grants are included in Note O to the ONEOK audited financial statements for the year ended December 31, 2007, included in the ONEOK 2007 Annual Report on Form 10-K filed with the SEC on February 27, 2008.

(3)	Reflects the amounts allocated to and paid by us under the ONEOK annual officer incentive plan. The plan provides that ONEOK officers may receive annual cash incentive awards based on the performance and profitability of ONEOK, the performance of particular business units of ONEOK, and individual performance. The corporate and business unit criteria and individual performance criteria are established annually by the ONEOK Executive Compensation Committee of the ONEOK Board of Directors. The Committee also establishes annual target awards for each ONEOK officer. For a discussion of the performance criteria established by the ONEOK Executive Compensation Committee for awards under the 2007 annual officer incentive plan, see “Components of Compensation - Annual Cash Compensation” in the ONEOK 2008 Proxy Statement.

(4)	Reflects the portion of the aggregate current year change in pension values and above market earnings on nonqualified deferred compensation allocated to us for each named executive officer. The change in pension values is based on the change of the present value of the benefit. For a discussion of the ONEOK pension plan, see the ONEOK 2008 Proxy Statement. The present value is based on the earliest age for which an unreduced benefit is available (age 62) and assumptions from the September 30, 2007 and 2006 measurement dates for the ONEOK pension plan.

Our allocated portion of above market earnings on nonqualified deferred compensation for 2006 and 2007 were $671 and $0, respectively, for Mr. Kyle and $394 and $765, respectively, for Mr. Kneale. No other named executive officers received above market earnings. For additional information on the ONEOK, Inc. Employee Nonqualified Deferred Compensation Plan, see “Long-Term Compensation Plans - Nonqualified Deferred Compensation Plan” in the ONEOK 2008 Proxy Statement.

(5)	Reflects the portion allocated to us of the amounts paid as ONEOK’s dollar for dollar match of contributions made by the named executive officer under the ONEOK, Inc. Employee Nonqualified Deferred Compensation Plan, amounts paid as ONEOK’s dollar for dollar match of contributions made by the named executive officer under the Thrift Plan for Employees of ONEOK, Inc. and Subsidiaries; amounts paid for country club membership; amounts paid as tax reimbursements for employee stock awards under the ONEOK, Inc. Employee Stock Award Program; amounts expensed in accordance with Statement 123R for shares issued under the ONEOK, Inc. Employee Stock Award Program; and amounts paid as employee service awards, as follows:

Name	Year	Match Under Nonqualified Deferred Compensation Plan (a)	Match Under Thrift Plan (b)	Country Club Membership	Service Award		Employee Stock Award (c)	Tax Reimbursement
David L. Kyle	2007	$72,669	$6,444	$-	$-		$238	$172
	2006	$49,936	$4,768	$-	$-		$130	$98

John W. Gibson	2007	$30,070	$6,444	$31,006	$-		$238	$172
	2006	$33,075	$9,900	$-	$-		$270	$203

James C. Kneale	2007	$26,347	$6,444	$-	$-		$238	$172
	2006	$16,455	$4,795	$-	$396	(d)	$131	$98

Curtis L. Dinan	2007	$6,873	$6,444	$-	$-		$238	$112
	2006	$3,550	$4,733	$-	$-		$129	$63

Pierce H. Norton II	2007	$-	$13,500	$-	$-		$498	$235
	2006	$-	$13,200	$-	$-		$361	$122

(a) For additional information on the ONEOK, Inc. Employee Nonqualified Deferred Compensation Plan, see “Long-Term Compensation Plans - Nonqualified Deferred Compensation Plan” in the ONEOK 2008 Proxy.

(b) The Thrift Plan for Employees of ONEOK, Inc. and Subsidiaries is a tax qualified plan which covers all ONEOK employees. Employee contributions are discretionary. Subject to certain limits, ONEOK matches 100 percent of employee contributions to the plan up to a maximum of 6 percent.

(c) Under the ONEOK, Inc. Employee Stock Award Program, ONEOK issued, for no consideration, to all eligible full-time and short-term disabled employees, one share of ONEOK common stock when the closing price of ONEOK common stock on the NYSE was for the first time at or above $26 per share. Nine and 10 shares were issued to each named executive officer under this program in 2006 and 2007, respectively.

(d) This amount was awarded Mr. Kneale for 25 years of service to ONEOK.

Other than as set forth above, the named executive officers did not receive perquisites or other personal benefits with an aggregate value of $10,000 or more.

(6)	Effective January 1, 2007, Mr. Kyle became our chairman of the Board of Directors and Mr. Gibson became our president and chief executive officer. Effective October 16, 2007, Mr. Kyle retired as our chairman of the Board of Directors, Mr. Gibson became our chairman of the Board of Directors in addition to his position as president and chief executive officer, and Mr. Dinan became a member of our Board of Directors.

Potential Post-Employment Payments and Payments upon a Change in Control

Payments Made Upon Any Termination - Regardless of the manner in which a named executive officer’s employment terminates, he is entitled to receive amounts earned during his term of employment. Such amounts include:

•	accrued but unpaid salary;
•	amounts contributed under the Thrift Plan for Employees of ONEOK, Inc. and Subsidiaries and the ONEOK, Inc. Employee Nonqualified Deferred Compensation Plan; and
•	amounts accrued and vested through the ONEOK retirement plan and supplemental executive retirement plan (SERP).

Payments Made Upon Retirement - In the event of the retirement of a named executive officer, in addition to the items identified above, such named executive officer will:

•	be entitled to certain exercise rights with respect to each outstanding and vested stock option granted under the ONEOK LTI Plan;
•	be entitled to receive a prorated portion of each outstanding performance unit granted under the ONEOK Equity Compensation Plan upon the completion of the performance cycle;
•

be entitled to receive a prorated portion of each outstanding restricted stock incentive unit granted under the ONEOK LTI Plan and the ONEOK Equity Compensation Plan upon completion of the restricted cycle; and

•	be entitled to receive ONEOK health and life benefits for the retiree and qualifying dependents, as applicable.

Payments Made Upon Death or Disability - In the event of the death or disability of a named executive officer, in addition to the benefits listed under the headings “Payments Made Upon Any Termination” and “Payments Made Upon Retirement” above, the named executive officer will receive benefits under ONEOK’s disability plan or payments under ONEOK’s life insurance plan, as appropriate.

Payments Made Upon a Change in Control - Effective January 2005, ONEOK entered into amended and restated termination agreements with each of our named executive officers. Each termination agreement has an initial two-year term from the date the agreement was entered into and is automatically extended in one-year increments after the expiration of the initial term unless ONEOK provides notice of non-renewal to the officer, or the officer provides notice of non-renewal to ONEOK, at least 90 days before the January 1 preceding any termination date of the agreement. If a “change in control” of ONEOK occurs, the term of each termination agreement will not expire for at least three years after the change in control. Relative to the overall value of the Partnership, the potential benefits payable upon a change in control under these agreements are comparatively minor.

Effective December 21, 2006, ONEOK’s termination agreement with Mr. Kyle was terminated by mutual agreement as a result of the change in Mr. Kyle’s position with ONEOK. As a result, Mr. Kyle is not eligible to receive payments in the event of termination following a change in control. Also, effective December 21, 2006, ONEOK entered into an amended and restated termination agreement with Mr. Gibson which provides for an initial term through January 1, 2008, and is thereafter automatically extended until either party gives written notice of its election to terminate the agreement 90 days following the date of the notice.

Under the termination agreements, all change in control benefits are “double trigger.” Payments and benefits under these termination agreements are payable if the officer’s employment is terminated by ONEOK without “just cause” or by the officer for “good reason” at any time during the three years following a change in control. In general, severance payments and benefits include a lump sum payment in an amount equal to the sum of (1) for Messrs. Gibson and Kneale three times, and for Messrs. Dinan and Norton two times, the aggregate of the officer’s annual salary as then in effect, plus the greater of either the amount of the officer’s bonus received in the prior year or the officer’s target bonus for the then current period, and (2) a prorated portion of the officer’s target short-term incentive compensation. Messrs. Gibson and Kneale would also be entitled to continuation of health and welfare benefits for 36 months and accelerated benefits under the ONEOK, Inc. 2005 Supplemental Executive Retirement Plan. Messrs. Dinan and Norton would be entitled to continuation of health and welfare benefits for 24 months. In the case of Messrs. Gibson and Kneale, ONEOK will make gross up payments to them to cover any excise taxes due if any portion of their severance payments constitutes an excess parachute payment. For Messrs. Dinan and Norton, severance payments will be reduced if the net after-tax benefit to such named executive officer exceeds the net after-tax benefit if such reduction were not made. ONEOK will make gross up payments to such officers only if the severance payments, as reduced, are subsequently deemed to constitute excess parachute payments.

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

For the purposes of these agreements, “good reason” means a demotion, loss of title or significant authority or responsibility of the executive with respect to the executive’s employment with us from those in effect on the date of a change in control, a reduction of salary of the executive from that received from us immediately prior to the date of a change in control, a reduction in short-term and/or long-term incentive targets from those applicable to the executive immediately prior to the date of a change in control, the relocation of our principal executive offices to a location outside the metropolitan area of Tulsa, Oklahoma, or our requiring a relocation of principal place of employment of the executive, or the failure of a successor corporation to explicitly assume these termination agreements.

Potential Post-Employment Payment Tables - The following tables reflect estimates of the amount of incremental compensation due to each named executive officer in the event of such executive’s termination of employment upon death, disability or retirement, termination of employment without cause or termination of employment without cause or with good reason within three years following a change in control. The amounts shown assume that such termination was effective as of December 31, 2007, and are estimates of the amounts which would be paid out to the executives upon such termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from the Partnership.

In addition to the amounts set forth in the following tables, in the event of termination of employment for any of the reasons set forth in the tables, each of the named executive officers would receive the following payments or benefits, which had been earned as of December 31, 2007: David L. Kyle, $1,576,417 in exercisable options and $106,089 in pension and SERP benefits; John W. Gibson, $585,977 in exercisable options and $135,667 in pension and SERP benefits; James C. Kneale, $334,826 in exercisable options and $65,977 in pension and SERP benefits; Curtis L. Dinan, $1,990 in pension and SERP benefits; Pierce H. Norton II, $2,353 in pension and SERP benefits.

David L. Kyle	Termination Upon Death, Disability, & Retirement	Termination Without Cause	Termination Following a Change in Control
INCREMENTAL COMPENSATION
(payment contingent on termination)
Cash Severance	$-	$-	$-
Equity
Restricted Stock/Units	$-	$-	$-
Performance Shares/Units	$-	$-	$-
Unexercisable Options	$-	$-	$-
Total	$-	$-	$-
Retirement Benefits
SERP	$-	$-	$-
Total	$-	$-	$-
Other Benefits
Health & Welfare	$-	$-	$-
Tax Gross-Ups	$-	$-	$-
Total	$-	$-	$-
Total	$-	$-	$-

John W. Gibson	Termination Upon Death, Disability, & Retirement	Termination Without Cause	Termination Following a Change in Control
INCREMENTAL COMPENSATION
(payment contingent on termination)
Cash Severance	$-	$-	$1,825,673
Equity
Restricted Stock/Units	$1,023,550	$1,023,550	$3,814,317
Performance Shares/Units	$757,190	$-	$1,303,492
Unexercisable Options	$-	$-	$-
Total	$1,780,740	$1,023,550	$5,117,809
Retirement Benefits
SERP	$-	$-	$114,448
Total	$-	$-	$114,448
Other Benefits
Health & Welfare	$-	$-	$13,605
Tax Gross-Ups	$-	$-	$2,688,697
Total	$-	$-	$2,702,302
Total	$1,780,740	$1,023,550	$9,760,232

James C. Kneale	Termination Upon Death, Disability, & Retirement	Termination Without Cause	Termination Following a Change in Control
INCREMENTAL COMPENSATION
(payment contingent on termination)
Cash Severance	$-	$-	$1,639,526
Equity
Restricted Stock/Units	$942,005	$942,005	$1,645,392
Performance Shares/Units	$794,428	$-	$1,196,648
Unexercisable Options	$-	$-	$-
Total	$1,736,433	$942,005	$2,842,040
Retirement Benefits
SERP	$-	$-	$125,770
Total	$-	$-	$125,770
Other Benefits
Health & Welfare	$-	$-	$10,487
Tax Gross-Ups	$-	$-	$1,388,140
Total	$-	$-	$1,398,627
Total	$1,736,433	$942,005	$6,005,963

Curtis L. Dinan	Termination Upon Death, Disability, & Retirement	Termination Without Cause	Termination Following a Change in Control
INCREMENTAL COMPENSATION
(payment contingent on termination)
Cash Severance	$-	$-	$443,889
Equity
Restricted Stock/Units	$114,505	$114,505	$170,950
Performance Shares/Units	$207,359	$-	$363,268
Unexercisable Options	$-	$-	$-
Total	$321,864	$114,505	$534,218
Retirement Benefits
SERP	$-	$-	$-
Total	$-	$-	$-
Other Benefits
Health & Welfare	$-	$-	$10,117
Tax Gross-Ups	$-	$-	$-
Total	$-	$-	$10,117
Total	$321,864	$114,505	$988,224

Pierce H. Norton II	Termination Upon Death, Disability, & Retirement	Termination Without Cause	Termination Following a Change in Control
INCREMENTAL COMPENSATION
(payment contingent on termination)
Cash Severance	$-	$-	$952,708
Equity
Restricted Stock/Units	$218,272	$218,272	$313,390
Performance Shares/Units	$370,289	$-	$582,010
Unexercisable Options	$-	$-	$-
Total	$588,561	$218,272	$895,400
Retirement Benefits
SERP	$-	$-	$-
Total	$-	$-	$-
Other Benefits
Health & Welfare	$-	$-	$21,197
Tax Gross-Ups	$-	$-	$-
Total	$-	$-	$21,197
Total	$588,561	$218,272	$1,869,305

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

The following table sets forth the beneficial ownership of our common units and the common stock of ONEOK, the parent company of our general partner, as of February 1, 2008, by each named executive officer, each member of our Board of Directors of our general partner, and all executive officers and members of our Board of Directors as a group. Other than as set forth below, no person is known to us to beneficially own more than five percent of our common units.

Name and Address of Beneficial Owner (1)	Common Units	Percent of Common Units	Class B Units	Percent of Class B Units	Percent of All Units	ONEOK Shares (2)	Percent of ONEOK Shares
David L. Kyle	35,000	*	-	-	*	540,628(3)	*
John W. Gibson	2,500	*	-	-	*	149,194(4)	*
James C. Kneale	-	-	-	-	-	195,426(5)	*
Curtis L. Dinan	-	-	-	-	-	13,660	*
John R. Barker	-	-	-	-	-	9,101	*
Pierce H. Norton II	6,778	*	-	-	*	3,086	*
Caron A. Lawhorn	-	-	-	-	-	19,513(6)	*
Gary N. Petersen	5,892	*	-	-	*	-	-
Gerald B. Smith	-	-	-	-	-	-	-
Gil J. Van Lunsen	-	-	-	-	-	-	-
All directors and executive officers as a group	50,170	*	-	-	-	930,608	*
ONEOK, Inc. and affiliates	500,000	1.078	36,494,126	100	44.63	-	-

*	Less than 1 percent.
(1)	The business address for each of the beneficial owners is c/o ONEOK Partners, L.P., 100 West Fifth Street, Tulsa, Oklahoma 74103-4298.
(2)	Includes shares of ONEOK common stock held by members of the family of the director or executive officer for which the director or executive officer has sole or shared voting or investment power, shares of common stock held in ONEOK's Direct Stock Purchase and Dividend Reinvestment Plan, Thrift Plan for Employees of ONEOK, Inc. and Subsidiaries and shares that the board member or executive officer has the right to acquire within 60 days of February 1, 2008, upon exercise of stock options granted under the LTI Plan.
(3)	Includes 196,763 shares exercisable within 60 days of February 1, 2008. Includes 20,000 shares held by Mr. David L. Kyle, 500 shares held by Mr. Kyle’s son, and 500 shares held by Mr. Kyle’s step-son. Mr. Kyle disclaims beneficial ownership of these shares.
(4)	Includes 59,948 shares exercisable within 60 days of February 1, 2008, and 765 shares of phantom stock under the ONEOK, Inc. Nonqualified Deferred Compensation Plan.
(5)	Includes 65,853 shares exercisable within 60 days of February 1, 2008.
(6)	Includes 4,745 shares exercisable within 60 days of February 1, 2008.

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

The ONEOK Transactions

For a description of the ONEOK Transactions, see Note B of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K at page 64.

Relationship with ONEOK

ONEOK owns our sole general partner, ONEOK Partners GP, and is able to elect members of our Board of Directors and our Audit Committee. Other relationships include the following.

Cash Distributions - ONEOK owns approximately 0.5 million of our common units and approximately 36.5 million of our Class B limited units, which, when combined with its general partner interest, represents an approximate 45.7 percent interest in us. For 2007, we declared total cash distributions to ONEOK of $207.4 million, which included $50.6 million related to its incentive distribution rights. Additional information about our cash distribution policy is included in Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Services Agreement - In April 2006, we entered into a Services Agreement with ONEOK, ONEOK Partners GP and NBP Services. Under the Services Agreement, our operations and the operations of ONEOK and its affiliates can combine or share certain common services in order to operate more efficiently and cost effectively. Under the Services Agreement, ONEOK will provide to us at least the type and amount of services that it provides to its affiliates, including those services required to be provided pursuant to our Partnership Agreement.

ONEOK and its affiliates provide a variety of services to us under the Services Agreement, including cash management and financing services, employee benefits provided through ONEOK’s benefit plans, administrative services, insurance and office space leased in ONEOK’s headquarters building and other field locations. Where costs are specifically incurred on behalf of one of our affiliates, the costs are billed directly to us by ONEOK. In other situations, the costs may be allocated to us through a variety of methods, depending upon the nature of the expense and activities. For example, a service that applies equally to all employees is allocated based upon the number of employees. However, an expense benefiting the consolidated company but which has no direct basis for allocation is allocated by the modified Distrigas method, a method using a combination of ratios that include gross plant and investment, operating income and wages. All costs directly charged or allocated to us are included in our Consolidated Statements of Income.

In 2007, the aggregate amount charged by ONEOK, NBP Services and their affiliates to us for their services was approximately $171.7 million.

Operating and Administrative Services Agreements - ONEOK Partners GP provides certain administrative, operating and management services to us and Midwestern Gas Transmission, Viking Gas Transmission, and Guardian Pipeline through operating agreements. We, along with Midwestern Gas Transmission, Viking Gas Transmission, and Guardian Pipeline are charged for the salaries, benefits and expenses of ONEOK Partners GP incurred in connection with the operating agreements.

Transportation Agreements - ONEOK Energy Services, a subsidiary of ONEOK, became an affiliate of Northern Border Pipeline in November 2004 in connection with ONEOK’s purchase of ONEOK Partners GP. We do not operate Northern Border Pipeline, but we are a 50 percent owner of the pipeline. In 2007, 3 percent of Northern Border Pipeline’s design capacity was contracted on a firm basis with ONEOK Energy Services. Revenue from ONEOK Energy Services for 2007 was $5.1 million. As of January 31, 2008, 3 percent of Northern Border Pipeline’s design capacity was contracted on a firm basis with ONEOK Energy Services for 2008.

Our Natural Gas Gathering and Processing segment sold $519.8 million of natural gas to ONEOK and its subsidiaries during 2007. Of our Natural Gas Pipelines segment’s revenues, $107.0 million were from ONEOK and its subsidiaries during 2007 for both transportation and storage services.

Bushton Plant - As part of the ONEOK Transactions, we acquired contractual rights to the Bushton Plant that is leased by OBPI. Our Processing and Services Agreement with ONEOK and OBPI sets out the terms by which OBPI provides services at the Bushton Plant through 2012. We have contracted for all the capacity of the Bushton Plant from OBPI. In exchange for such services, we pay OBPI for all direct costs and expenses of operating the Bushton Plant, including reimbursement of a portion of OBPI’s obligations under equipment leases covering the Bushton Plant.

Derivative Contracts - An affiliate of ONEOK from time to time enters into commodity derivative contracts on behalf of our Natural Gas Gathering and Processing segment. See Note C of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for a discussion of our derivative instruments and hedging activities.

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

ONEOK Partners GP and TransCanada’s affiliate became the operator of Northern Border Pipeline and entered into a transition services agreement for the transfer of the operator function effective April 1, 2007. Northern Border Pipeline agreed to pay ONEOK Partners GP an amount up to $1.0 million per year for years 2007 through 2011, to reimburse ONEOK Partners GP for shared equipment and furnishings acquired by ONEOK Partners GP and used to support Northern Border Pipeline operations.

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

TC PipeLines (a 50 percent owner and operator of Northern Border Pipeline) and its affiliates are also engaged in interstate natural gas pipeline transportation in the United States separate from their interest in Northern Border Pipeline. As a result, conflicts also may arise between TransCanada and its affiliates or TC PipeLines and its affiliates, and Northern Border Pipeline. If such conflicts arise, the representatives on the Northern Border Management Committee generally have a fiduciary duty to resolve such conflicts in a manner that is in the best interest of Northern Border Pipeline.

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

•

The partnership agreement of Northern Border Pipeline relieves us and TC PipeLines, our affiliates, and transferees from any duty to offer business opportunities to Northern Border Pipeline, subject to specified exceptions.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Selection of PricewaterhouseCoopers LLP

On April 26, 2007, the Audit Committee of our Board of Directors approved the dismissal of KPMG LLP and the engagement of PricewaterhouseCoopers LLP as our principal independent registered public accountant effective with the filing of our Quarterly Report on Form 10-Q for the period ended March 31, 2007, on May 2, 2007.

Audit and Non-Audit Fees

Audit services provided by PricewaterhouseCoopers LLP during the 2007 fiscal year and by KPMG LLP for the 2006 fiscal year included an audit of our consolidated financial statements, an audit of our internal control over financial reporting, audits of the financial statements of certain of our affiliates, review of our quarterly financial statements, review of debt and equity offerings and related consents and comfort letters, and professional services relating to tax compliance, tax planning, or tax advice.

The following table presents fees billed for audit services rendered (a) by PricewaterhouseCoopers LLP for the audit of annual consolidated financial statements for the year ended December 31, 2007, and fees billed for other services rendered by PricewaterhouseCoopers LLP during that period, and (b) by KPMG LLP for the audit of our annual consolidated financial statements for the year ended December 31, 2006, and fees billed for other services rendered by KPMG LLP during that period.

	PricewaterhouseCoopers LLP - 2007	KPMG LLP - 2006
Audit fees (1)	$1,194,070	$1,466,787
Audit-related fees (2)	-	352,135
Tax fees (3)	950,342	-
All other fees	750	-
Total	$2,145,162	$1,818,922

(1)	Audit fees consisted of audit work performed in the preparation of financial statements and the audit of internal controls over financial reporting, fees for review of the interim unaudited financial statements included in our Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission, and fees for special procedures related to regulatory filings.
(2)	Audit-related fees consisted principally of fees for audits of the financial statements of our affiliates.
(3)	Tax fees consisted of fees for tax compliance, tax planning, or tax services, including preparation of our K-1 statements.

Audit Committee Policy on Services Provided by Independent Auditor

Consistent with SEC and NYSE policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation, and overseeing the work for the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy with respect to the pre-approval of audit and permissible non-audit services provided by the independent auditor.

Prior to engagement of PricewaterhouseCoopers LLP as our independent auditor for the 2008 audit, a plan was submitted to and approved by the Audit Committee setting forth the services expected to be rendered during 2008 for each of the following four categories for its approval:

(1)

audit services comprised of audit work performed in the preparation of financial statements and to attest and report on management’s assessment of our internal controls over financial reporting, as well as work that only the independent auditor can reasonably be expected to provide, including quarterly review of our unaudited financial statements, comfort letters, statutory audits, attest services, consents and assistance with the review of documents filed with the SEC;
(2)	audit related services comprised of assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits and consultation regarding financial accounting and/or reporting standards;
(3)	tax services comprised of tax compliance, tax planning, and tax advice; and
(4)	all other permissible non-audit services, if any, that the Audit Committee believes are routine and recurring services that would not impair the independence of the auditor.

Audit fees are budgeted and the Audit Committee requires the independent auditor and management to report actual fees versus budgeted fees periodically during the year by category of service.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Exhibits

2.1	Contribution Agreement by and among ONEOK, Inc., Northern Border Partners, L.P. and Northern Border Intermediate Limited Partnership dated February 14, 2006 (incorporated by reference to Exhibit 2.1 to Northern Border Partners, L.P.’s Form 10-K for the period ended December 31, 2005, filed on March 7, 2006 (File No. 1-12202)).

2.2	First Amendment to Contribution Agreement by and among ONEOK, Inc., Northern Border Partners, L.P. and Northern Border Intermediate Limited Partnership dated April 6, 2006 (incorporated by reference to Exhibit 2.2 to Northern Border Partners, L.P.’s Form 8-K filed on April 12, 2006 (File No. 1-12202)).

2.3	Purchase and Sale Agreement by and between ONEOK, Inc. and Northern Border Partners, L.P. dated February 14, 2006 (incorporated by reference to Exhibit 2.2 Northern Border Partners, L.P.’s Form 10-K for the period ended December 31, 2005, filed on March 7, 2006 (File No. 1-12202)).

2.4	First Amendment to Purchase and Sale Agreement by and among ONEOK, Inc., Northern Border Partners, L.P. and Northern Border Intermediate Limited Partnership dated April 6, 2006 (incorporated by reference to Exhibit 2.4 to Northern Border Partners, L.P.’s Form 8-K filed on April 12, 2006 (File No. 1-12202)).

2.5	Second Amendment to Contribution Agreement by and between ONEOK, Inc. and ONEOK Partners, L.P. dated January 16, 2007 (incorporated by reference to Exhibit 2.5 to ONEOK Partners, L.P.’s report on From 10-K for the year ended December 31, 2006 filed on March 1, 2007 (File No. 1-12202)).

2.6	Second Amendment to the Purchase and Sale Agreement by and between ONEOK, Inc. and ONEOK Partners, L.P. dated January 16, 2007 (incorporated by reference to Exhibit 2.6 to ONEOK Partners, L.P.’s report on From 10-K for the year ended December 31, 2006 filed on March 1, 2007 (File No. 1-12202)).

2.7	Partnership Interest Purchase and Sale Agreement by and between Northern Border Intermediate Limited Partnership and TC PipeLines Intermediate Limited Partnership dated as of December 31, 2005 (incorporated by reference to Exhibit 2.3 to Northern Border Partners, L.P.’s Form 10-K for the period ended December 31, 2005, filed on March 7, 2006 (File No. 1-12202)).

2.8	Purchase and Sale Agreement by and among Wisconsin Energy Corporation, WPS Investments, LLC and Northern Border Intermediate Limited Partnership dated as of March 30, 2006 (incorporated by reference to Exhibit 2.1 to Northern Border Partners, L.P.’s Form 8-K filed on March 30, 2006 (File No. 1-12202)).

2.9	Purchase and Sale Agreement by and between Williams Field Services Company, LLC and Northern Border Intermediate Limited Partnership dated as of May 2, 2006 (incorporated by reference to Exhibit 2.7 to ONEOK Partners, L.P.’s Form 10-Q for the period ended June 30, 2006, filed on August 4, 2006 (File No. 1-12202)).

3.0	First Amendment to Purchase and Sale Agreement and Assignment, Delegation, Acceptance and Assumption of Rights and Obligations by and among Williams Field Services Company, LLC, ONEOK Partners Intermediate Limited Partnership and ONEOK Overland Pass Holdings, L.L.C. dated as of May 31, 2006 (incorporated by reference to Exhibit 2.8 to ONEOK Partners, L.P.’s Form 10-Q for the period ended June 30, 2006, filed on August 4, 2006 (File No. 1-12202)).

3.1	Northern Border Partners, L.P. Certificate of Limited Partnership dated July 12, 1993, Certificate of Amendment dated February 16, 2001, and Certificate of Amendment dated May 20, 2003 (incorporated by reference to Exhibit 3.1 to Northern Border Partners, L.P.’s Form 10-K for the year ended December 31, 2004, filed on March 14, 2005 (File No. 1-12202)).

3.2	Certificate of Amendment to Certificate of Limited Partnership of Northern Border Partners, L.P. dated May 17, 2006 (incorporated by reference to Exhibit 3.1 to ONEOK Partners, L.P.’s Form 8-K filed on May 23, 2006 (File No. 1-12202)).

3.3	Third Amended and Restated Agreement of Limited Partnership of ONEOK Partners, L.P. dated as of September 15, 2006 (incorporated by reference to Exhibit 3.1 to ONEOK Partners, L.P.’s Form 8-K filed on September 19, 2006 (File No. 1-12202)).

3.4	Certificate of Formation of ONEOK Partners GP, L.L.C., as amended, dated as of May 15, 2006 (incorporated by reference to Exhibit 3.5 to ONEOK Partners, L.P.’s Form 10-Q for the period ended June 30, 2006, filed on August 4, 2006 (File No. 1-12202)).

3.5	Second Amended and Restated Limited Liability Company Agreement of ONEOK Partners GP, L.L.C. effective May 17, 2006 (incorporated by reference to Exhibit 3.6 to ONEOK Partners, L.P.’s Form 10-Q for the period ended June 30, 2006, filed on August 4, 2006 (File No. 1-12202)).

3.6	Northern Border Intermediate Limited Partnership Certificate of Limited Partnership dated July 12, 1993, Certificate of Amendment dated February 16, 2001, and Certificate of Amendment dated May 20, 2003 (incorporated by reference to Exhibit 3.3 to Northern Border Partners, L.P.’s 10-K for the year ended December 31, 2004, filed on March 14, 2005 (File No 1-12202)).

3.7	Certificate of Amendment to Certificate of Limited Partnership of Northern Border Intermediate Limited Partnership dated May 17, 2006 (incorporated by reference to Exhibit 3.3 to ONEOK Partners, L.P.’s Form 8-K filed on May 23, 2006 (File No. 1-12202)).

3.8	Certificate of Amendment to Certificate of Limited Partnership of ONEOK Partners Intermediate Limited Partnership dated September 15, 2006 (incorporated by reference to Exhibit 3.2 to ONEOK Partners, L.P.’s Form 8-K filed on September 19, 2006 (File No. 1-12202)).

3.9	Second Amended and Restated Agreement of Limited Partnership of ONEOK Partners Intermediate Limited Partnership dated as of May 17, 2006 (incorporated by reference to Exhibit 3.4 to ONEOK Partners, L.P.’s Form 8-K filed on May 23, 2006 (File No. 1-12202)).

3.10	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of ONEOK Partners Intermediate Limited Partnership dated as of September 15, 2006 (incorporated by reference to Exhibit 3.3 to ONEOK Partners, L.P.’s Form 8-K filed on September 19, 2006 (File No. 1-12202)).

3.11	Certificate of Formation of ONEOK ILP GP, L.L.C. dated May 12, 2006 (incorporated by reference to Exhibit 4.11 to ONEOK Partners, L.P.’s Form S-3 filed on September 19, 2006 (File No. 333-137419)).

3.12	Limited Liability Company Agreement of ONEOK ILP GP, L.L.C. effective May 12, 2006 (incorporated by reference to Exhibit 4.12 to ONEOK Partners, L.P.’s Form S-3 filed on September 19, 2006 (File No. 333-137419)).

3.13	Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of ONEOK Partners, L.P. dated July 20, 2007 (incorporated by reference to Exhibit 3.1 to ONEOK Partners, L.P.’s Form 10-Q filed on August 3, 2007 (File No. 1-12202)).

4.1	Indenture, dated as of June 2, 2000, between Northern Border Partners, L.P., Northern Border Intermediate Limited Partnership and Bank One Trust Company, N.A., Trustee (incorporated by reference to Exhibit 4.1 to Northern Border Partners, L.P.’s Form 10-Q for the quarter ended June 30, 2000, filed on August 11, 2000 (File No. 1-12202)).

4.2	First Supplemental Indenture, dated as of September 14, 2000, between Northern Border Partners, L.P., Northern Border Intermediate Limited Partnership and Bank One Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to Northern Border Partners, L.P.’s Form S-4 Registration Statement filed on September 20, 2000, (Registration No. 333-46212)).

4.3	Indenture, dated as of March 21, 2001, between Northern Border Partners, L.P. and Northern Border Intermediate Limited Partnership and Bank One Trust Company, N.A., Trustee (incorporated by reference to Exhibit 4.3 to Northern Border Partners, L.P.’s Form 10-K for the year ended December 31, 2001, filed on March 29, 2002 (File No. 1-12202)).

4.4	Indenture, dated as of September 25, 2006, between ONEOK Partners, L.P. and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to ONEOK Partners, L.P.’s Form 8-K filed on September 26, 2006 (File No. 1-12202)).

4.5	First Supplemental Indenture, dated as of September 25, 2006, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A. , as trustee, with respect to the 5.90 percent Senior Notes due 2012 (incorporated by reference to Exhibit 4.2 to ONEOK Partners, L.P.’s Form 8-K filed on September 26, 2006 (File No. 1-12202)).

4.6	Second Supplemental Indenture, dated as of September 25, 2006, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A. , as trustee, with respect to the 6.15 percent Senior Notes due 2016 (incorporated by reference to Exhibit 4.3 to ONEOK Partners, L.P.’s Form 8-K filed on September 26, 2006 (File No. 1-12202)).

4.7	Third Supplemental Indenture, dated as of September 25, 2006, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A. , as trustee, with respect to the 6.65 percent Senior Notes due 2036 (incorporated by reference to Exhibit 4.4 to ONEOK Partners, L.P.’s Form 8-K filed on September 26, 2006 (File No. 1-12202)).

4.8	Form of Senior Note due 2012 (included in Exhibit 4.5 above).

4.9	Form of Senior Note due 2016 (included in Exhibit 4.6 above).

4.10	Form of Senior Note due 2036 (included in Exhibit 4.7 above).

4.11	Form of Class B unit certificate (incorporated by reference to Exhibit 4.1 to Northern Border Partners, L.P.’s Form 8-K filed on April 12, 2006 (File No. 1-12202)).

4.12	Form of common unit certificate (included in Exhibit 3.3 above).

4.13	Fourth Supplemental Indenture, dated as of September 28, 2007, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 6.85 percent Senior Notes due 2037 (incorporated by reference to Exhibit 4.2 to ONEOK Partners, L.P.’s Form 8-K filed on September 28, 2007 (File No. 1-12202)).

4.14	Form of Senior Note due 2037 (included in Exhibit 4.13 above).

10.1	First Amended and Restated General Partnership Agreement of Northern Border Pipeline Company dated April 6, 2006 by and between Northern Border Intermediate Limited Partnership and TC PipeLines Intermediate Limited Partnership (incorporated by reference to Exhibit 3.1 to Northern Border Pipeline Company’s Form 8-K filed April 12, 2006 (File No. 333-87753)).

10.2	Reorganization Agreement, dated September 15, 2006, by and among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, ONEOK Partners GP, L.L.C. and ONEOK ILP GP, L.L.C. (incorporated by reference to Exhibit 10.1 to ONEOK Partners, L.P.’s Form 8-K filed on September 19, 2006 (File No. 1-12202)).

10.3	Services Agreement dated April 6, 2006, by and among ONEOK, Inc., Northern Plains Natural Gas Company, LLC, NBP Services, LLC, Northern Border Partners, L.P. and Northern Border Intermediate Limited Partnership (incorporated by reference to Exhibit 10.3 to Northern Border Partners, L.P.’s Form 8-K filed on April 12, 2006 (File No. 1-12202)).

10.4	Amended and Restated Revolving Credit Agreement dated March 30, 2006, among Northern Border Partners, L.P., the lenders from time to time party thereto, SunTrust Bank, as administrative agent, Wachovia Bank, National Association, as Syndication Agent; Bank of Montreal (doing business as Harris Nesbit), Barclays Bank PLC and Citibank, N.A., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Northern Border Partners, L.P. Form 8-K filed March 31, 2006 (File No. 1-12202)).

10.5	Form of Termination Agreement with ONEOK, Inc. dated as of January 5, 2005 (incorporated by reference to Exhibit 99.1 to Northern Border Partners, L.P.’s Form 8-K filed on January 11, 2005 (File No. 1-12202)).

10.6	Amended and Restated Limited Liability Company Agreement of Overland Pass Pipeline Company LLC entered into between ONEOK Overland Pass Holdings, L.L.C. and Williams Field Services Company, LLC dated May 31, 2006 (incorporated by reference to Exhibit 10.6 to ONEOK Partners, L.P.’s Form 10-Q for the period ended June 30, 2006, filed on August 4, 2006 (File No. 1-12202)).

10.7	Processing and Gathering Services Agreement between ONEOK Field Services Company, L.L.C, ONEOK, Inc. and ONEOK Bushton Processing, Inc. dated April 6, 2006 (incorporated by reference to Exhibit 10.7 to ONEOK Partners, L.P.’s Form 10-Q for the period ended June 30, 2006, filed on August 4, 2006 (File No. 1-12202)).

10.8	364-Day Credit Agreement dated April 6, 2006, by and among Northern Border Partners, L.P., the several banks and other financial institutions and lenders from time to time party thereto, SunTrust Bank, as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, Bank of Montreal (doing business as Harris Nesbitt), UBS Loan Finance LLC, and Wachovia Bank, National Association, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to ONEOK Partners, L.P.’s Form 8-K filed on April 12, 2006 (File No. 1-12202)).

10.9	First Amendment to Amended and Restated Revolving Credit Agreement among ONEOK Partner, L.P., the lenders from time to time party thereto, SunTrust Bank as administrative agent, Wachovia Bank, National Association, as syndication agent, and BMO Capital Markets Financing, Inc., Barclays Bank PLC and Citibank, N.A. as co-documentation agents, dated December 13, 2006 (incorporated by reference to Exhibit 10.9 to ONEOK Partners, L.P.’s report on From 10-K for the year ended December 31, 2006 filed on March 1, 2007 (File No. 1-12202)).

10.10	Amended and Restated Revolving Credit Agreement dated March 30, 2007, among ONEOK Partners, L.P., as Borrower, the lenders from time to time party thereto, SunTrust Bank, as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and BMO Capital Markets, Barclays Bank PLC, and Citibank, N.A., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to ONEOK Partners, L.P.’s report on Form 10-Q filed on May 2, 2007 (File No. 1-12202)).

10.11	Supplement and Joinder Agreement dated July 31, 2007, among ONEOK Partners, L.P., as Borrower, each of the existing Lenders, SunTrust Bank, as Administrative Agent, and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to ONEOK Partners, L.P.’s report on Form 10-Q filed on August 3, 2007 (File No. 1-12202)).

10.12	Underwriting Agreement, dated September 25, 2007, among ONEOK Partners, L.P. and ONEOK Partners Intermediate Limited Partnership and Wachovia Capital Markets LLC, Greenwich Capital Markets, Inc., and UBS Securities LLC, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to ONEOK Partners, L.P.’s report on Form 8-K filed on September 28, 2007 (File No. 1-12202)).

12.1	Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 2007, 2006, 2005, 2004 and 2003.

16.1	Letter from KPMG LLP dated May 2, 2007, to the Securities and Exchange Commission regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to ONEOK Partners, L.P.’s report on Form 8-K filed on May 2, 2007 (File No. 1-12202)).

21	Required information concerning the registrant’s subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP.

23.2	Consent of Independent Registered Public Accounting Firm - KPMG LLP.

31.1	Certification of John W. Gibson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Curtis L. Dinan pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John W. Gibson pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Curtis L. Dinan pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

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

ONEOK Partners, L.P.
By: ONEOK Partners GP, L.L.C., its General Partner

Date: February 27, 2008	By:	/s/ Curtis L. Dinan
Curtis L. Dinan
Senior Vice President,
Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 27th day of February 2008.

/s/ John W. Gibson	/s/ Caron A. Lawhorn
John W. Gibson	Caron A. Lawhorn
Chariman of the Board, President and Chief Executive Officer	Senior Vice President and Chief Accounting Officer

/s/ Curtis L. Dinan	/s/ Jim Kneale
Curtis L. Dinan	Jim Kneale
Director	Director

/s/ Gil J. Van Lunsen	/s/ Gary N. Petersen
Gil J. Van Lunsen	Gary N. Petersen
Director	Director

/s/ Gerald B. Smith
Gerald B. Smith
Director