Form 10-Q
period 2008-06-30
ONEOK Partners LP
filed 2008-08-06
CIK 909281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008
Common units	54,426,087 units
Class B units	36,494,126 units

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

This page intentionally left blank.

PART I—FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

ONEOK Partners, L.P. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2008	2007	2008	2007
	(Thousands of dollars, except per unit amounts)
Revenues	$2,143,892	$1,375,314	$4,202,927	$2,543,988
Cost of sales and fuel	1,862,959	1,157,744	3,653,469	2,121,048
Net Margin	280,933	217,570	549,458	422,940
Operating Expenses
Operations and maintenance	80,532	74,371	157,473	141,047
Depreciation and amortization	30,033	28,013	59,975	55,526
General taxes	6,626	7,249	17,767	16,257
Total Operating Expenses	117,191	109,633	235,215	212,830
Gain (Loss) on Sale of Assets	(3)	(379)	28	1,824
Operating Income	163,739	107,558	314,271	211,934
Equity earnings from investments (Note J)	17,610	18,758	45,393	42,813
Allowance for equity funds used during construction	11,676	1,658	20,172	2,995
Other income	676	2,502	2,734	3,965
Other expense	(36)	(298)	(2,167)	(511)
Interest expense	(34,705)	(33,503)	(73,234)	(65,803)
Income before Minority Interests and Income Taxes	158,960	96,675	307,169	195,393
Minority interests in income of consolidated subsidiaries	(134)	(92)	(257)	(177)
Income taxes	(4,305)	(1,964)	(7,373)	(4,841)
Net Income	$154,521	$94,619	$299,539	$190,375

Limited partners’ interest in net income:
Net income	$154,521	$94,619	$299,539	$190,375
General partners’ interest in net income	(21,688)	(14,052)	(41,393)	(27,330)
Limited Partners’ Interest in Net Income	$132,833	$80,567	$258,146	$163,045

Limited partners’ per unit net income:
Net income per unit (Note K)	$1.46	$0.97	$2.94	$1.97

Number of Units Used in Computation (Thousands)	90,906	82,891	87,680	82,891

See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)	June 30, 2008	December 31, 2007
Assets	(Thousands of dollars)
Current Assets
Cash and cash equivalents	$76,410	$3,213
Accounts receivable, net	538,185	577,989
Affiliate receivables	67,294	52,479
Gas and natural gas liquids in storage	331,460	251,219
Commodity exchanges and imbalances	154,359	82,037
Other current assets	24,934	19,961
Total Current Assets	1,192,642	986,898

Property, Plant and Equipment
Property, plant and equipment	5,040,688	4,436,371
Accumulated depreciation and amortization	826,762	776,185
Net Property, Plant and Equipment (Note A)	4,213,926	3,660,186

Investments and Other Assets
Investment in unconsolidated affiliates (Note J)	752,952	756,260
Goodwill and intangible assets	680,369	682,084
Other assets	29,651	26,637
Total Investments and Other Assets	1,462,972	1,464,981
Total Assets	$6,869,540	$6,112,065

Liabilities and Partners’ Equity

Current Liabilities
Current maturities of long-term debt	$11,931	$11,930
Notes payable	120,000	100,000
Accounts payable	814,638	742,903
Affiliate payables	52,856	18,298
Commodity exchanges and imbalances	379,619	252,095
Other current liabilities	136,121	136,664
Total Current Liabilities	1,515,165	1,261,890

Long-term Debt, excluding current maturities	2,597,453	2,605,396

Deferred Credits and Other Liabilities	47,682	43,799

Commitments and Contingencies (Note H)

Minority Interests in Consolidated Subsidiaries	5,911	5,802

Partners’ Equity
General partner	74,043	58,415
Common units: 54,426,087 units and 46,397,214 units issued and outstanding at June 30, 2008, and December 31, 2007, respectively	1,310,567	814,266
Class B units: 36,494,126 units issued and outstanding at June 30, 2008, and December 31, 2007	1,373,160	1,340,638
Accumulated other comprehensive income (loss) (Note E)	(54,441)	(18,141)
Total Partners’ Equity	2,703,329	2,195,178
Total Liabilities and Partners’ Equity	$6,869,540	$6,112,065

See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Unaudited)	2008	2007
Operating Activities	(Thousands of dollars)
Net income	$299,539	$190,375
Depreciation and amortization	59,975	55,526
Allowance for equity funds used during construction	(20,172)	(2,995)
Gain on sale of assets	(28)	(1,824)
Minority interests in income of consolidated subsidiaries	257	177
Equity earnings from investments	(45,393)	(42,813)
Distributions received from unconsolidated affiliates	39,904	57,066
Changes in assets and liabilities (net of acquisition and disposition effects):
Accounts receivable	35,134	(69,680)
Affiliate receivables	(14,815)	21,468
Gas and natural gas liquids in storage	(104,557)	8,637
Accounts payable	39,225	140,858
Affiliate payables	34,558	(10,130)
Commodity exchanges and imbalances, net	55,202	14,888
Other assets and liabilities	(48,886)	3,407
Cash Provided by Operating Activities	329,943	364,960
Investing Activities
Changes in investments in unconsolidated affiliates	6,480	(7,653)
Capital expenditures (less allowance for equity funds used during construction)	(524,587)	(206,391)
Proceeds from sale of assets	111	3,753
Changes in short-term investments	—	(26,038)
Other	2,450	—
Cash Used in Investing Activities	(515,546)	(236,329)
Financing Activities
Cash distributions to:
General and limited partners	(214,794)	(189,008)
Minority interests	(148)	(73)
Borrowing (repayment) of notes payable, net	20,000	99,000
Issuance of common units, net of discounts	450,198	—
Contributions from general partner	9,508	—
Payment of long-term debt	(5,964)	(2,983)
Other	—	(30)
Cash Provided by (Used in) Financing Activities	258,800	(93,094)
Change in Cash and Cash Equivalents	73,197	35,537
Cash and Cash Equivalents at Beginning of Period	3,213	21,102
Cash and Cash Equivalents at End of Period	$76,410	$56,639

See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)	Common Units	Class B Units	General Partner	Common Units
	(Units)		(Thousands of dollars)
December 31, 2007	46,397,214	36,494,126	$58,415	$814,266
Net income	-	-	41,393	150,263
Other comprehensive income (loss) (Note E)	-	-	-	-
Total comprehensive income
Issuance of common units (Note F)	8,028,873	-	-	450,198
Contribution from general partner (Note F)	-	-	9,508	-
Distributions paid (Note K)	-	-	(35,273)	(104,160)
June 30, 2008	54,426,087	36,494,126	$74,043	$1,310,567

See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ EQUITY AND COMPREHENSIVE INCOME

(Continued)

	Class B Units	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Equity
	(Thousands of dollars)
December 31, 2007	$1,340,638	$(18,141)	$2,195,178
Net income	107,883	-	299,539
Other comprehensive income (loss) (Note E)	-	(36,300)	(36,300)

Total comprehensive income			263,239

Issuance of common units (Note F)	-	-	450,198
Contribution from general partner (Note F)	-	-	9,508
Distributions paid (Note K)	(75,361)	-	(214,794)
June 30, 2008	$1,373,160	$(54,441)	$2,703,329

ONEOK Partners, L.P. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.	SUMMARY OF ACCOUNTING POLICIES

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

Significant Accounting Policies

Property - The following table sets forth our property, by segment, for the periods presented.

	June 30, 2008	December 31, 2007
	(Thousands of dollars)
Non-Regulated
Natural Gas Gathering and Processing	$1,293,906	$1,227,475
Natural Gas Pipelines	163,923	162,390
Natural Gas Liquids Gathering and Fractionation	789,475	672,047
Other	50,400	50,482
Regulated
Natural Gas Pipelines	1,240,383	1,184,112
Natural Gas Liquids Pipelines	1,502,601	1,139,865
Property, plant and equipment	5,040,688	4,436,371
Accumulated depreciation and amortization	826,762	776,185
Net property, plant and equipment	$4,213,926	$3,660,186

At June 30, 2008, property, plant and equipment on our Consolidated Balance Sheets included construction work in process of $1.2 billion that had not yet been put in service and therefore was not being depreciated.

Other

Fair Value Measurements - In September 2006, the FASB issued Statement 157, “Fair Value Measurements,” which establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. Beginning January 1, 2008, we partially applied Statement 157 as allowed by FASB Staff Position (FSP) 157-2, which delayed the effective date of Statement 157 for nonrecurring fair value measurements associated with our nonfinancial assets and liabilities. As of January 1, 2008, we applied the provisions of Statement 157 to our recurring fair value measurements, and the impact was not material. See Note C for disclosures of fair value measurements for our financial instruments. Under FSP 157-2, we will be required to apply Statement 157 to our nonrecurring fair value measurements associated with our nonfinancial assets and liabilities beginning January 1, 2009. We are currently reviewing the impact of Statement 157 to our nonrecurring fair value measurements associated with our nonfinancial assets and liabilities, as well as the potential impact on our consolidated financial statements.

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

Master Netting Arrangements - In April 2007, the FASB issued Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” which requires entities that offset the fair value amounts recognized for derivative receivables and payables to also offset the fair value amounts recognized for the right to reclaim cash collateral with the same counterparty under a master netting agreement. We applied the provisions of FIN 39-1 to our consolidated financial statements beginning January 1, 2008, and the impact was not material. See Note C for applicable disclosures.

Business Combinations - In December 2007, the FASB issued Statement 141R, “Business Combinations,” which will require most identifiable assets, liabilities, noncontrolling interest (previously referred to as minority interest) and goodwill acquired in a business combination to be recorded at fair value. Statement 141R is effective for our year beginning January 1, 2009, and will be applied prospectively. Based upon our initial review of Statement 141R, there is no impact on our current consolidated financial statements.

Noncontrolling Interests - In December 2007, the FASB issued Statement 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51,” which requires noncontrolling interest (previously referred to as minority interest) to be reported as a component of equity. Statement 160 is effective for our year beginning January 1, 2009, and will require retroactive adoption of the presentation and disclosure requirements for existing minority interests. Based upon our initial review of Statement 160, we do not expect the provisions of Statement 160 to have a material impact on our consolidated financial statements; however, certain financial statement presentation changes and additional required disclosures will be applicable to us.

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

Net Income Per Unit - The FASB ratified EITF 07-4, “Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships,” in March 2008. EITF 07-4 results in the allocation of undistributed current-period earnings to the unitholders using the two-class method in periods in which earnings exceed distributions. When distributions to participating securities exceed current-period earnings, the excess distributions generate an undistributed loss that would be allocated back to the equity interests based on the contractual terms of the partnership agreement. EITF 07-4 is effective for our year beginning January 1, 2009, and requires retrospective application. We are currently reviewing the applicability of EITF 07-4 to our net income-per-unit computations.

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

Determining Fair Value - Statement 157 defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. We use the market and income approaches to determine the fair value of our assets and liabilities and consider the markets in which the transactions are executed. While many of the contracts in our portfolio are executed in liquid markets where price transparency exists, some contracts are executed in markets for which market prices may exist but the market may be relatively inactive. This results in limited price transparency that requires management’s judgment and assumptions to estimate fair values. For certain transactions, we utilize modeling techniques using NYMEX-settled pricing data and historical correlations of NGL product prices to crude oil. We validate our valuation inputs with third-party information and settlement prices from other sources where available. In addition, as prescribed by the income approach, we compute the fair value of our derivative portfolio by discounting the projected future cash flows from our derivative assets and liabilities to present value. The interest rate yields used to calculate the present value discount factors are derived from London Interbank Offered Rate (LIBOR), Eurodollar futures and Treasury swaps. The projected cash flows are then multiplied by the appropriate discount factors to determine the present value or fair value of our derivative instruments. Finally, we consider the credit risk of our counterparties with whom our derivative assets and liabilities are executed. Although we use our best estimates to determine the fair value of the derivative contracts we have executed, the ultimate market prices realized could differ from our estimates, and the differences could be significant.

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

The following table sets forth our recurring fair value measurements for the period indicated.

	June 30, 2008
	Level 1	Level 2	Level 3	Netting (a)	Total
	(Thousands of dollars)
Derivatives
Liabilities	$(15,044)	$—	$(37,704)	$21,100	$(31,648)

(a)	-	Our derivative liabilities are included in other current liabilities in our Consolidated Balance Sheets and are presented on a net basis. We net derivative assets and liabilities, including cash collateral in accordance with FIN 39-1, when a legally enforceable master netting agreement exists between us and the counterparty to a derivative contract. At June 30, 2008, the $21.1 million represents our right to reclaim cash collateral.

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

The following tables set forth a reconciliation of our Level 3 fair value measurements for the periods indicated.

Derivative Assets (Liabilities)
(Thousands of dollars)
Net liabilities at March 31, 2008	$(10,386)
Total realized/unrealized gains (losses):
Included in earnings (a)	(7)
Included in other comprehensive income (loss)	(27,311)
Transfers in and/or out of Level 3	-
Net liabilities at June 30, 2008	$(37,704)

Total gains (losses) for the three-month period included in earnings attributable to the change in unrealized gain (loss) relating to assets and liabilities still held as of June 30, 2008	$-

(a)	-	Reported in revenues in our Consolidated Statements of Income.

Derivative Assets (Liabilities)
(Thousands of dollars)
Net liabilities at January 1, 2008	$(16,400)
Total realized/unrealized gains (losses):
Included in earnings (a)	973
Included in other comprehensive income (loss)	(22,277)
Transfers in and/or out of Level 3	-
Net liabilities at June 30, 2008	$(37,704)

Total gains (losses) for the six-month period included in earnings attributable to the change in unrealized gain (loss) relating to assets and liabilities still held as of June 30, 2008	$-

(a)	-	Reported in revenues in our Consolidated Statements of Income.

D.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We utilize financial instruments to reduce our market risk exposure to interest rate and commodity price fluctuations and to achieve more predictable cash flows. We follow established policies and procedures to assess risk and approve, monitor and report our financial instrument activities. We do not use these instruments for trading purposes.

Cash Flow Hedges - Our Natural Gas Gathering and Processing segment primarily utilizes NYMEX-based futures, collars and over-the-counter swaps, which are designated as cash flow hedges, to hedge our exposure to volatility in the price of natural gas, NGLs and condensate. At June 30, 2008, the accompanying Consolidated Balance Sheet reflected an unrealized loss of $51.9 million in accumulated other comprehensive income (loss), with a corresponding offset in derivative financial instrument assets and liabilities, all of which will be recognized over the next 18 months. If prices remain at current levels, we will recognize $48.7 million in losses over the next 12 months, and we will recognize losses of $3.2 million thereafter. Net gains and losses related to the ineffective portion of our hedges are reclassified out of accumulated other comprehensive income (loss) to revenues in the period the ineffectiveness occurs. Ineffectiveness related to our cash flow hedges was not material for the three and six months ended June 30, 2008 and 2007. In the event that forecasted transactions do not occur, we would discontinue cash flow hedge treatment, which would affect earnings. There were no material gains or losses during the three and six months ended June 30, 2008 and 2007, due to the discontinuance of cash flow hedge treatment.

Fair Value Hedges - In prior years, we terminated various interest-rate swap agreements. The net savings from the termination of these swaps is being recognized in interest expense over the terms of the debt instruments originally hedged. Interest expense savings for the six months ended June 30, 2008, from amortization of terminated swaps was $1.9 million, and the remaining amortization of terminated swaps will be recognized over the following periods.

(Millions of dollars)
Remainder of 2008	$1.9
2009	3.7
2010	3.7
2011	0.9
2012	-
Thereafter	-

At June 30, 2008, none of the interest on our fixed-rate debt was swapped to floating using interest rate swaps.

E.	OTHER COMPREHENSIVE INCOME (LOSS)

The table below shows other comprehensive income (loss) for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Thousands of dollars)
Unrealized losses on derivative assets/liabilities	$(47,620)	$(2,860)	$(53,165)	$(6,728)
Less: Realized losses recognized in net income	(9,571)	-	(16,865)	-
Other comprehensive loss	$(38,049)	$(2,860)	$(36,300)	$(6,728)

The table below shows the balance in accumulated other comprehensive income (loss) for the period indicated.

Unrealized Losses on Derivative Assets/Liabilities
(Thousands of dollars)
December 31, 2007	$(18,141)
Other comprehensive loss	(36,300)
June 30, 2008	$(54,441)

F.	PARTNERS’ EQUITY

ONEOK and its affiliates own all of the Class B units, 5,900,000 common units and the entire 2 percent general partner interest in us, which together constituted a 47.7 percent interest in us at June 30, 2008.

In March 2008, we completed a public offering of 2.5 million common units at $58.10 per common unit, generating net proceeds of approximately $140.4 million after deducting underwriting discounts but before offering expenses. In addition, we sold 5.4 million common units to ONEOK in a private placement, generating proceeds of approximately $303.2 million. In conjunction with the public offering of common units and the private placement, ONEOK Partners GP contributed $9.4 million in order to maintain its 2 percent general partner interest in us.

In April 2008, we sold an additional 128,873 common units at $58.10 per common unit to the underwriters of the public offering upon the partial exercise of their option to purchase additional common units to cover over-allotments. We received net proceeds of approximately $7.2 million from the sale of the common units after deducting underwriting discounts but before offering expenses. In conjunction with the partial exercise by the underwriters, ONEOK Partners GP contributed $0.2 million in order to maintain its 2 percent general partner interest in us.

We used a portion of the proceeds from the sale of common units and the general partner contributions to repay borrowings under our revolving credit agreement (2007 Partnership Credit Agreement).

The following summarizes our quarterly cash distribution activity for 2008.

•	In January 2008, we declared a cash distribution of $1.025 per unit for the fourth quarter of 2007. The distribution was paid on February 14, 2008, to unitholders of record on January 31, 2008.
•	In April 2008, we declared a cash distribution of $1.04 per unit for the first quarter of 2008. The distribution was paid on May 15, 2008, to unitholders of record as of April 30, 2008.
•

In July 2008, we declared a cash distribution of $1.06 per unit ($4.24 per unit on an annualized basis) for the second quarter of 2008. The distribution will be paid on August 14, 2008, to unitholders of record as of July 31, 2008.

As an incentive, our general partner’s percentage interest in quarterly distributions increases after certain specified target levels are met. For additional information, see “Cash Distribution Policy” under Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, in our Annual Report on Form 10-K for the year ended December 31, 2007.

G.	CREDIT FACILITIES

Our 2007 Partnership Credit Agreement contains typical covenants as discussed in Note F of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007. At June 30, 2008, we were in compliance with all covenants.

At June 30, 2008, we had $120 million in borrowings outstanding and $880 million of credit available under the 2007 Partnership Credit Agreement.

We have a $15 million Senior Unsecured Letter of Credit Facility and Reimbursement Agreement with Wells Fargo Bank, N.A., of which $12 million is currently being used, and an agreement with Royal Bank of Canada, pursuant to which a $12 million letter of credit was issued. Both agreements are used to support various permits required by the KDHE for our ongoing business in Kansas.

H.	COMMITMENTS AND CONTINGENCIES

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

Segment Descriptions - In July 2007, we announced a series of organizational changes that led to the realignment of our previous business segments. See Note A for a discussion of these changes. Our operations are divided into strategic business segments based on similarities in economic characteristics, products and services, types of customers, methods of distribution and regulatory environment, as follows:

•	our Natural Gas Gathering and Processing segment primarily gathers and processes unprocessed natural gas;

•	our Natural Gas Pipelines segment primarily operates regulated interstate and intrastate natural gas transmission pipelines and natural gas storage facilities;

•	our Natural Gas Liquids Gathering and Fractionation segment primarily gathers, treats and fractionates NGLs and stores and markets NGL products; and

•	our Natural Gas Liquids Pipelines segment primarily operates FERC-regulated interstate natural gas liquids gathering and distribution pipelines.

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

Customers - In 2008, we had one customer, Dow Hydrocarbons and Resources L.L.C., from which we received $308 million and $476 million, or approximately 14 percent and 11 percent of our consolidated revenues, for the three and six months ended June 30, 2008, respectively. All of these revenues were received by our Natural Gas Liquids Gathering and Fractionation segment. In 2007, we had no single external customer from which we received 10 percent or more of our consolidated revenues.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated. Amounts in prior periods have been restated to conform to our current presentation.

Three Months Ended June 30, 2008	Natural Gas Gathering and Processing	Natural Gas Pipelines (a)	Natural Gas Liquids Gathering and Fractionation	Natural Gas Liquids Pipelines (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$140,209	$56,050	$1,730,488	$12,824	$(1)	$1,939,570
Sales to affiliated customers	171,080	33,242	—	—	—	204,322
Intersegment sales	227,444	504	8,616	21,952	(258,516)	—
Total revenues	$538,733	$89,796	$1,739,104	$34,776	$(258,517)	$2,143,892
Gain (loss) on sale of assets	$(6)	$(35)	$6	$—	$32	$(3)
Operating income	$76,183	$37,691	$41,687	$9,890	$(1,712)	$163,739
Equity earnings from investments	$8,126	$9,153	$—	$331	$—	$17,610
Capital expenditures	$36,348	$29,766	$55,048	$136,354	$13	$257,529

(a)	-	Our Natural Gas Pipelines segment has regulated and non-regulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $73.4 million and operating income of $27.2 million for the three months ended June 30, 2008.
(b)	-	All of our Natural Gas Liquids Pipelines segment’s operations are regulated.

Three Months Ended June 30, 2007	Natural Gas Gathering and Processing	Natural Gas Pipelines (a)	Natural Gas Liquids Gathering and Fractionation	Natural Gas Liquids Pipelines (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$107,633	$45,066	$1,057,817	$—	$4	$1,210,520
Sales to affiliated customers	140,692	24,102	—	—	—	164,794
Intersegment sales	114,432	180	9,818	18,863	(143,293)	—
Total revenues	$362,757	$69,348	$1,067,635	$18,863	$(143,289)	$1,375,314
Gain (loss) on sale of assets	$(384)	$3	$2	$—	$—	$(379)
Operating income	$46,274	$25,077	$31,787	$8,412	$(3,992)	$107,558
Equity earnings from investments	$7,730	$10,614	$—	$414	$—	$18,758
Capital expenditures	$23,612	$28,424	$15,114	$64,677	$—	$131,827

(a)	-	Our Natural Gas Pipelines segment has regulated and non-regulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $55.8 million and operating income of $17.1 million for the three months ended June 30, 2007.
(b)	-	All of our Natural Gas Liquids Pipelines segment’s operations are regulated.

Six Months Ended June 30, 2008	Natural Gas Gathering and Processing	Natural Gas Pipelines (a)	Natural Gas Liquids Gathering and Fractionation	Natural Gas Liquids Pipelines (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$236,790	$117,915	$3,430,558	$30,007	$—	$3,815,270
Sales to affiliated customers	326,374	61,283	—	—	—	387,657
Intersegment sales	412,139	770	15,066	43,452	(471,427)	—
Total revenues	$975,303	$179,968	$3,445,624	$73,459	$(471,427)	$4,202,927
Gain (loss) on sale of assets	$(5)	$(18)	$18	$1	$32	$28
Operating income	$135,236	$69,405	$86,974	$23,703	$(1,047)	$314,271
Equity earnings from investments	$15,170	$29,214	$—	$1,009	$—	$45,393
Investment in unconsolidated affiliates	$317,061	$405,939	$—	$29,952	$—	$752,952
Total assets	$1,687,470	$1,150,875	$2,101,804	$1,447,291	$482,100	$6,869,540
Capital expenditures	$62,835	$51,988	$84,619	$325,080	$65	$524,587

(a)	-	Our Natural Gas Pipelines segment has regulated and non-regulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $150.5 million and operating income of $51.0 million for the six months ended June 30, 2008.
(b)	-	All of our Natural Gas Liquids Pipelines segment’s operations are regulated.

Six Months Ended June 30, 2007	Natural Gas Gathering and Processing	Natural Gas Pipelines (a)	Natural Gas Liquids Gathering and Fractionation	Natural Gas Liquids Pipelines (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$211,208	$95,843	$1,915,780	$—	$27	$2,222,858
Sales to affiliated customers	271,119	50,011	—	—	—	321,130
Intersegment sales	203,311	507	12,787	36,522	(253,127)	—
Total revenues	$685,638	$146,361	$1,928,567	$36,522	$(253,100)	$2,543,988
Gain (loss) on sale of assets	$1,813	$6	$4	$1	$—	$1,824
Operating income	$76,726	$57,438	$63,786	$17,047	$(3,063)	$211,934
Equity earnings from investments	$13,338	$28,782	$—	$693	$—	$42,813
Investment in unconsolidated affiliates	$298,768	$433,320	$—	$9,763	$—	$741,851
Total assets	$1,704,940	$1,278,026	$1,658,672	$616,553	$(123,746)	$5,134,445
Capital expenditures	$39,928	$46,074	$22,589	$97,794	$6	$206,391

(a)	-	Our Natural Gas Pipelines segment has regulated and non-regulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $121.5 million and operating income of $42.5 million for the six months ended June 30, 2007.
(b)	-	All of our Natural Gas Liquids Pipelines segment’s operations are regulated.

J.	UNCONSOLIDATED AFFILIATES

Equity Earnings from Investments - The following table sets forth our equity earnings from investments for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Thousands of dollars)
Northern Border Pipeline	$8,880	$10,511	$28,661	$28,551
Bighorn Gas Gathering, L.L.C.	2,005	2,009	4,323	3,700
Fort Union Gas Gathering	3,464	2,567	5,759	5,155
Lost Creek Gathering Company, L.L.C.	1,797	304	3,082	1,633
Other	1,464	3,367	3,568	3,774
Equity earnings from investments	$17,610	$18,758	$45,393	$42,813

Unconsolidated Affiliates Financial Information - Summarized combined financial information of our unconsolidated affiliates is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2008	2007	2008	2007
	(Thousands of dollars)
Income Statement
Revenues	$95,040	$88,619	$206,435	$188,887
Operating expenses	45,201	43,561	88,545	82,705
Net income	33,927	33,747	89,748	83,483
Distributions paid to us	$33,214	$30,611	$60,627	$57,066

K.	NET INCOME PER UNIT

Net income per unit is computed by dividing net income, after deducting the general partner’s allocation, by the weighted average number of outstanding limited partner units. The general partner owns the entire 2 percent interest in us and also owns incentive distribution rights that provide for an increasing proportion of cash distributions from the partnership as the distributions made to limited partners increase above specified levels. For purposes of our calculation of net income per unit, net income is generally allocated to the general partner as follows: (i) an amount based upon the 2 percent general partner interest in net income and (ii) the amount of the general partner’s incentive distribution rights based on the total cash distributions declared for the period. The amount of incentive distribution allocated to our general partner totaled $18.6 million and $35.4 million for the three and six months ended June 30, 2008, respectively. Distributions paid to our general partner and shown on our Consolidated Statement of Changes in Partners’ Equity and Comprehensive Income of $35.3 million included $30.9 million in incentive distributions paid to our general partner during the first six months of 2008.

Gains resulting from interim capital transactions, as defined in our Partnership Agreement, are generally not subject to distribution; however, our Partnership Agreement provides that if such distributions were made, the incentive distribution rights would not apply. Accordingly, the gain (loss) on sale of assets for the three and six months ended June 30, 2008 and 2007 had no impact on the incentive distribution rights.

L.	RELATED-PARTY TRANSACTIONS

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

An affiliate of ONEOK enters into some of the commodity derivative contracts at the direction of and on behalf of our Natural Gas Gathering and Processing segment. See Note D for a discussion of our derivative instruments and hedging activities.

The following table sets forth the transactions with related parties for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Thousands of dollars)
Revenues	$204,322	$164,794	$387,657	$321,130
Administrative and general expenses	$43,333	$41,081	$90,234	$85,210

In addition, concurrent with our sale of common units to the public, we sold 5.4 million common units to ONEOK in March 2008 in a private placement, generating proceeds of approximately $303.2 million. ONEOK Partners GP also made additional general partner contributions to us in March and April 2008. See Note F for additional information.

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

In March 2008, we completed a public offering of 2.5 million common units at $58.10 per common unit, generating net proceeds of approximately $140.4 million after deducting underwriting discounts but before offering expenses. In addition, we sold 5.4 million common units to ONEOK in a private placement, generating proceeds of approximately $303.2 million. In conjunction with the public offering of common units and the private placement, ONEOK Partners GP contributed $9.4 million in order to maintain its 2 percent general partner interest in us.

In April 2008, we sold an additional 128,873 common units at $58.10 per common unit to the underwriters of the public offering upon the partial exercise of their option to purchase additional common units to cover over-allotments. We received net proceeds of approximately $7.2 million from the sale of the common units after deducting underwriting discounts but before offering expenses. In conjunction with the partial exercise by the underwriters, ONEOK Partners GP contributed $0.2 million in order to maintain its 2 percent general partner interest in us. As a result of these transactions, ONEOK now holds an aggregate 47.7 percent interest in us.

We used a portion of the proceeds from the sale of common units and the general partner contributions to repay borrowings under our revolving credit agreement (2007 Partnership Credit Agreement).

In July 2008, we declared an increase in our cash distribution to $1.06 per unit ($4.24 per unit on an annualized basis), an increase of 6 percent over the $1.00 per unit declared in July 2007.

Net income per unit increased to $1.46 for the three months ended June 30, 2008, compared with $0.97 for the same period in 2007. For the six-month period, net income per unit increased to $2.94 from $1.97 for the same period last year. The increase in net income per unit for the three- and six-month periods is primarily due to the following:

•	higher realized commodity prices in our Natural Gas Gathering and Processing segment,
•	new supply connections and increased fractionation volumes in our Natural Gas Liquids Gathering and Fractionation segment,
•	wider regional product price differentials in our Natural Gas Liquids Gathering and Fractionation segment, and
•	incremental net income in our Natural Gas Liquids Pipelines segment from the assets acquired from Kinder Morgan Energy Partners, L.P. (Kinder Morgan) in October 2007.

In July 2008, the final phase of the Fort Union Gas Gathering expansion project was placed into service. See “Capital Projects” below for additional information. In January 2008, Midwestern Gas Transmission, our subsidiary, placed its eastern extension pipeline into service.

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

CAPITAL PROJECTS

Bison Pipeline - In April 2008, Northern Border Pipeline announced that its wholly owned subsidiary, Bison Pipeline LLC, was conducting a binding open season for potential shippers to request firm pipeline capacity on a proposed pipeline system known as the Bison Pipeline. The Bison Pipeline would extend from natural gas gathering facilities at Deadhorse, Wyoming, a coalbed methane hub located in the Powder River Basin supply area, to a point of interconnection with Northern Border Pipeline in Morton County, North Dakota. The Bison Pipeline is anticipated to be approximately 289 miles, with initial capacity of approximately 400 MMcf/d and a maximum capacity of approximately 660 MMcf/d. The ultimate capacity of the Bison Pipeline will be determined by the level of binding shipper commitments. The projected in-service date for the Bison Pipeline is currently November 2010. An affiliate of TransCanada Corporation operates Northern Border Pipeline and will operate the Bison Pipeline. Bison Pipeline LLC continues to accept bids from potential shippers requesting firm pipeline capacity on the proposed project. The economic viability of the Bison Pipeline will be determined by final shipper commitments, updated construction cost estimates and risks from competing projects. We own 50 percent of Northern Border Pipeline, which is included in our Natural Gas Pipelines segment and is accounted for under the equity method of accounting.

Woodford Shale Natural Gas Liquids Pipeline Extension - In February 2008, we announced plans to construct a 78-mile natural gas liquids gathering pipeline to connect two natural gas processing plants, operated by Devon Energy Corporation and Antero Resources Corporation, respectively, in the Woodford Shale area in southeast Oklahoma. The project is currently estimated to cost in the range of $30 million to $35 million, excluding AFUDC. The project is currently scheduled for completion in the third quarter of 2008. Upon completion, these two plants are expected to have the capacity to produce approximately 25 MBbl/d of unfractionated NGLs. The natural gas liquids production will be gathered by our existing Mid-Continent natural gas liquids gathering pipelines. Upon completion of the Arbuckle Pipeline project, the Woodford Shale natural gas liquids production is expected to be transported through the Arbuckle Pipeline to our Mont Belvieu, Texas, fractionation facility. This project is in our Natural Gas Liquids Gathering and Fractionation segment.

Overland Pass Pipeline Company - In May 2006, we entered into an agreement with a subsidiary of The Williams Companies, Inc. (Williams) to form a joint venture called Overland Pass Pipeline Company. Overland Pass Pipeline Company is building a 760-mile natural gas liquids pipeline from Opal, Wyoming, to the Mid-Continent natural gas liquids market center in Conway, Kansas. The Overland Pass Pipeline is designed to transport approximately 110 MBbl/d of unfractionated NGLs and can be increased to approximately 255 MBbl/d with additional pump facilities. During 2006, we paid $11.6 million to Williams for the acquisition of our interest in the joint venture and for reimbursement of initial capital expenditures. As the 99 percent owner of the joint venture, we are managing the construction project, advancing all costs associated with construction and operating the pipeline. Within two years of the pipeline becoming operational, Williams will have the option to increase its ownership up to 50 percent by reimbursing us for certain costs in accordance with the joint venture’s operating agreement. If Williams exercises its option to increase its ownership to the full 50 percent, Williams would have the option to become operator. This project has received the required approvals of various state and federal regulatory authorities, and we are constructing the pipeline with partial start-up currently expected during the third quarter of 2008 and the remaining start-up scheduled for the fourth quarter of 2008.

As part of a long-term agreement, Williams dedicated its NGL production of approximately 60 MBbl/d from two of its natural gas processing plants in Wyoming to the Overland Pass Pipeline. We will provide downstream fractionation, storage and transportation services to Williams. We have also reached agreements with certain producers for supply commitments of up to an additional 80 MBbl/d and we are negotiating agreements with other producers for supply commitments that could add an additional 60 MBbl/d of supply to this pipeline within the next three to five years. The pipeline project is currently estimated to cost in the range of $575 million to $590 million, excluding AFUDC. Since our initial estimate in early 2006, there has been a significant increase in the demand for pipeline construction-related services, which has led to higher construction labor and equipment rates. Additionally, winter construction, due to the extended permitting process, contributed to added construction costs and further delays. Federal restrictions on construction in wildlife sensitive areas have and continue to impact our estimated costs and construction schedule.

We are also investing in the range of $230 million to $240 million, excluding AFUDC, to expand our existing fractionation and storage capabilities and the capacity of our natural gas liquids distribution pipelines. These expansion projects have also experienced cost increases related to design enhancements adding 30 MBbl/d of fractionation capacity, increased construction labor rates, increased material costs and increased costs resulting from heavy spring rainfall. Part of this expansion will increase the fractionation capacity from 80 MBbl/d to 150 MBbl/d. Startup of Phase I of the fractionators is complete, and Phase II is expected to begin operation in the third quarter of 2008. Additionally, portions of our natural gas liquids distribution pipeline upgrades were completed in the second quarter of 2008. Overland Pass Pipeline Company is included in our Natural Gas Liquids Pipelines segment, while the associated expansions are included in our Natural Gas Liquids Gathering and Fractionation segment and Natural Gas Liquids Pipelines segment.

Piceance Lateral Pipeline - In March 2007, we announced that Overland Pass Pipeline Company also plans to construct a 150-mile lateral pipeline with capacity to transport as much as 100 MBbl/d of unfractionated NGLs from the Piceance Basin in Colorado to the Overland Pass Pipeline. Williams announced that it intends to construct a new natural gas processing plant in the Piceance Basin and will dedicate its NGL production from that plant and an existing plant to be transported by the lateral pipeline, totaling approximately 30 MBbl/d. We continue to negotiate with other producers for supply commitments. This project requires the approval of various state and federal regulatory authorities. Construction is currently expected to begin in late 2008 and be completed during the second quarter of 2009. The project is currently estimated to cost in the range of $110 million to $140 million, excluding AFUDC. This project is in our Natural Gas Liquids Pipelines segment.

Arbuckle Natural Gas Liquids Pipeline - In March 2007, we announced plans to build the 440-mile Arbuckle Pipeline, a natural gas liquids pipeline from southern Oklahoma through northern Texas and continuing on to the Texas Gulf Coast. Current estimated costs are in the range of $340 million to $360 million, excluding AFUDC. Negotiations with pipeline contractors have recently been completed and the resulting construction labor rates have increased our project costs. We have also experienced higher than originally expected acquisition costs for pipeline easements, particularly in the Barnett Shale area, along with increased costs for materials. The Arbuckle Pipeline will have the capacity to transport 160 MBbl/d of unfractionated natural gas liquids, expandable to 210 MBbl/d with additional pump facilities, and will connect our existing Mid-Continent infrastructure with our fractionation facility in Mont Belvieu, Texas, and other Gulf Coast region fractionators. We have supply commitments from producers for 65 MBbl/d and indications of interest with other producers that could add an additional 145 MBbl/d of supply within the next three to five years. These additional supply commitments are in various stages of negotiation. Construction of the pipeline will require permits from various federal, state and local regulatory bodies. Construction is currently expected to begin during the third quarter of 2008 and be completed by early 2009. This project is in our Natural Gas Liquids Pipelines segment.

Williston Basin Gas Processing Plant Expansion - In March 2007, we announced the expansion of our Grasslands natural gas processing facility in North Dakota, currently estimated to cost in the range of $40 million to $45 million, excluding AFUDC. The increased project costs are primarily a result of higher contract labor and equipment costs. The Grasslands facility is our largest natural gas processing plant in the Williston Basin. The expansion increases processing capacity to approximately 100 MMcf/d from its current capacity of 63 MMcf/d and increases fractionation capacity to approximately 12 MBbl/d from 8 MBbl/d. The expansion project is expected to come on-line in phases, with the final phase currently expected to be on-line in the second half of 2008. This project is in our Natural Gas Gathering and Processing segment.

Fort Union Gas Gathering Expansion - In January 2007, Fort Union Gas Gathering announced plans to double its existing gathering pipeline capacity by adding 148 miles of new gathering lines, resulting in approximately 649 MMcf/d of additional capacity in the Powder River basin of Wyoming. The expansion occurred in two phases and is currently expected to cost in the range of $120 million to $130 million, excluding AFUDC, which was primarily financed within the Fort Union Gas Gathering partnership. Any cost overruns are covered through escalation clauses to preserve the original economics of the project. Phase I, with more than 200 MMcf/d capacity, was placed in service during the fourth quarter of 2007. Phase II, with approximately 450 MMcf/d capacity, was completed in July 2008. The additional capacity has been fully subscribed for 10 years. We own approximately 37 percent of Fort Union Gas Gathering. This investment is in our Natural Gas Gathering and Processing segment and is accounted for under the equity method of accounting.

Guardian Pipeline Expansion and Extension - In December 2007, Guardian Pipeline received and accepted the certificate of public convenience and necessity issued by the FERC for its expansion and extension project. The certificate authorizes us to construct, install and operate approximately 119 miles of a 20-inch and 30-inch natural gas transportation pipeline with a capacity to transport 537 MMcf/d of natural gas north from Ixonia, Wisconsin, to the Green Bay, Wisconsin, area. The project is supported by 15-year shipper commitments with We Energies and Wisconsin Public Service Corporation and the capacity has been fully subscribed. The project is currently estimated to cost in the range of $277 million to $305 million, excluding AFUDC. The higher estimated costs are primarily due to weather delays, construction in environmentally sensitive areas, rocky terrain, escalating costs associated with crop damage and condemnation costs. We received the notice to proceed from the FERC in May 2008. The pipeline is currently projected to be in service in the fourth quarter of 2008. This project is in our Natural Gas Pipelines segment.

IMPACT OF NEW ACCOUNTING STANDARDS

Information about the impact of the following new accounting standards is included in Note A of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q:

•	Statement 157, “Fair Value Measurements,”
•	Statement 159, “The Fair Value Option for Financial Assets and Financial Liabilities,”
•	FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39,”
•	Statement 141R, “Business Combinations,”
•	Statement 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,”
•	Statement 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment to FASB Statement No. 133,” and
•	EITF 07-4, “Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships.”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our consolidated financial statements and related disclosures in accordance with GAAP requires us to make estimates and assumptions with respect to values or conditions that cannot be known with certainty that affect the reported amount of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Although we believe these estimates and assumptions are reasonable, actual results could differ from our estimates.

Information about our critical accounting estimates is included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies and Estimates,” in our Annual Report on Form 10-K for the year ended December 31, 2007.

FINANCIAL AND OPERATING RESULTS

Consolidated Operations

Selected Financial Information - The following table sets forth certain selected consolidated financial information for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Results	2008	2007	2008	2007
	(Thousands of dollars)
Revenues	$2,143,892	$1,375,314	$4,202,927	$2,543,988
Cost of sales and fuel	1,862,959	1,157,744	3,653,469	2,121,048
Net margin	280,933	217,570	549,458	422,940
Operating costs	87,158	81,620	175,240	157,304
Depreciation and amortization	30,033	28,013	59,975	55,526
Gain (loss) on sale of assets	(3)	(379)	28	1,824
Operating income	$163,739	$107,558	$314,271	$211,934

Equity earnings from investments	$17,610	$18,758	$45,393	$42,813
Allowance for equity funds used during construction	$11,676	$1,658	$20,172	$2,995
Interest expense	$(34,705)	$(33,503)	$(73,234)	$(65,803)

Operating Results - Net margin increased for the three and six months ended June 30, 2008, compared with the same periods last year, primarily due to the following:

•	higher realized commodity prices in our Natural Gas Gathering and Processing segment,
•	new supply connections and increased fractionation volumes in our Natural Gas Liquids Gathering and Fractionation segment,
•	wider regional product price differentials in our Natural Gas Liquids Gathering and Fractionation segment, and
•	incremental net margin in our Natural Gas Liquids Pipelines segment from the assets acquired from Kinder Morgan in October 2007.

Operating costs increased for the three and six months ended June 30, 2008, compared with the same periods last year, primarily due to incremental operating expenses associated with the assets acquired from Kinder Morgan, increased costs for outside services and chemicals, and higher employee-related costs.

Depreciation and amortization increased for the three and six months ended June 30, 2008, compared with the same periods last year, primarily due to the assets acquired from Kinder Morgan and depreciation expense associated with our completed capital projects.

Equity earnings from investments decreased for the three months ended June 30, 2008, compared with the same period last year, primarily due to decreased throughput on Northern Border Pipeline, in which we own a 50 percent interest.

Equity earnings from investments increased for the six months ended June 30, 2008, compared with the same period last year, primarily due to higher gathering revenues in our Natural Gas Gathering and Processing segment’s various investments.

Allowance for equity funds used during construction increased for the three and six months ended June 30, 2008, compared with the same periods last year, due to our capital projects, which are discussed beginning on page 20.

Additional information regarding our results of operations is provided in the following discussion of operating results for each of our segments.

Natural Gas Gathering and Processing

Overview - Our Natural Gas Gathering and Processing segment’s operations include gathering of natural gas production from crude oil and natural gas wells. We gather unprocessed natural gas in the Mid-Continent region, which includes the Anadarko Basin of Oklahoma and the Hugoton and Central Kansas Uplift Basins of Kansas. We also gather unprocessed natural gas in two producing basins in the Rocky Mountain region: the Williston Basin, which spans portions of Montana, North Dakota and the Canadian province of Saskatchewan and the Powder River Basin of Wyoming.

Through gathering systems, unprocessed natural gas volumes are aggregated for removal of water vapor, solids and other contaminants and to extract NGLs in order to provide marketable natural gas, commonly referred to as residue gas. When the liquids are separated from the unprocessed natural gas at the processing plants, the liquids are in the form of a mixed, unfractionated NGL stream. This unfractionated NGL stream is generally shipped to fractionators, where by applying heat and pressure, the unfractionated NGL stream is separated into marketable purity products, such as ethane/propane mix, propane, iso-butane, normal butane and natural gasoline (collectively, NGL products). These NGL products are marketed to a diverse customer base.

Selected Financial and Operating Information - The following tables set forth certain selected financial and operating results for our Natural Gas Gathering and Processing segment for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Results	2008	2007	2008	2007
	(Thousands of dollars)
Natural gas liquids and condensate sales	$259,293	$156,378	$470,939	$286,454
Gas sales	240,567	169,684	427,246	328,384
Gathering, compression, dehydration and processing fees and other revenues	38,873	36,695	77,118	70,800
Cost of sales and fuel	417,613	274,353	750,277	523,867
Net margin	121,120	88,404	225,026	161,771
Operating costs	32,790	30,601	65,887	64,591
Depreciation and amortization	12,141	11,145	23,898	22,267
Gain (loss) on sale of assets	(6)	(384)	(5)	1,813
Operating income	$76,183	$46,274	$135,236	$76,726

Equity earnings from investments	$8,126	$7,730	$15,170	$13,338

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Information	2008	2007	2008	2007
Natural gas gathered (BBtu/d)	1,185	1,188	1,188	1,178
Natural gas processed (BBtu/d)	651	619	637	614
Natural gas liquids sales (MBbl/d)	40	38	39	37
Natural gas sales (BBtu/d)	281	273	279	271
Capital expenditures (Thousands of dollars)	$36,348	$23,612	$62,835	$39,928
Realized composite NGL sales price ($/gallon)	$1.49	$0.99	$1.41	$0.91
Realized condensate sales price ($/Bbl)	$102.77	$59.79	$95.82	$58.06
Realized natural gas sales price ($/MMBtu)	$9.42	$6.83	$8.41	$6.71
Realized gross processing spread ($/MMBtu)	$6.69	$4.55	$7.06	$4.08

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Percent of proceeds
Wellhead purchases (MMBtu/d)	69,389	86,281	69,960	91,325
NGL sales (Bbl/d)	6,475	6,113	6,107	6,044
Residue sales (MMBtu/d)	36,947	30,441	36,776	30,406
Condensate sales (Bbl/d)	1,070	740	1,092	711
Percentage of total net margin	64%	57%	62%	57%
Fee-based
Wellhead volumes (MMBtu/d)	1,184,654	1,188,139	1,188,169	1,178,325
Average rate ($/MMBtu)	$0.26	$0.25	$0.26	$0.25
Percentage of total net margin	21%	32%	22%	33%
Keep-whole
NGL shrink (MMBtu/d)	22,433	23,837	22,970	24,351
Plant fuel (MMBtu/d)	2,313	2,788	2,400	2,924
Condensate shrink (MMBtu/d)	2,242	2,223	2,127	2,546
Condensate sales (Bbl/d)	454	450	430	515
Percentage of total net margin	15%	11%	16%	10%

Operating Results - Net margin increased $32.7 million for the three months ended June 30, 2008, compared with the same period last year, primarily due to the following:

•	an increase of $23.4 million due to higher realized commodity prices,
•	an increase of $5.2 million due to higher volumes sold and processed, and
•	an increase of $4.1 million due to improved contract terms.

Net margin increased $63.3 million for the six months ended June 30, 2008, compared with the same period last year, primarily due to the following:

•	an increase of $47.9 million due to higher realized commodity prices,
•	an increase of $9.2 million due to higher volumes sold and processed, and
•	an increase of $6.2 million due to improved contract terms.

Operating costs increased $2.2 million and $1.3 million for the three-month and six-month periods in 2008, respectively, primarily due to a favorable legal settlement received in June 2007, which reduced legal costs for the three and six months ended June 30, 2007. Operating costs for the 2008 periods also increased due to increased chemical and outside service costs, partially offset by decreased equipment lease costs, primarily associated with the Bushton Plant.

Depreciation and amortization increased $1.6 million for the six months ended June 30, 2008, compared with the same period last year, primarily as a result of depreciation expense associated with our completed capital projects.

The increase in equity earnings from investments for the six-month period in 2008 is driven primarily by higher gathering revenues in our various investments.

The increase in capital expenditures for the three and six months ended June 30, 2008, compared with the same periods last year, is driven primarily by our capital projects, which are discussed beginning on page 20.

Our Natural Gas Gathering and Processing segment is exposed to commodity price risk, primarily from NGLs, as a result of our contractual obligations for services provided. A small percentage of our services, based on volume, is provided through keep-whole arrangements. See discussion regarding our commodity price risk beginning on page 36 under “Commodity Price Risk” in Item 3, Quantitative and Qualitative Disclosures about Market Risk.

Natural Gas Pipelines

Overview - Our Natural Gas Pipelines segment primarily operates regulated natural gas transmission pipelines, natural gas storage facilities, and non-processable natural gas gathering facilities. We also provide interstate natural gas transportation and storage service in accordance with Section 311(a) of the Natural Gas Policy Act.

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

Selected Financial and Operating Information – The following tables set forth certain selected financial and operating results for our Natural Gas Pipelines segment for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Results	2008	2007	2008	2007

	(Thousands of dollars)
Transportation revenues	$62,631	$53,150	$125,264	$114,581
Storage revenues	17,912	14,912	32,270	27,405
Gas sales and other revenues	9,253	1,286	22,434	4,375
Cost of sales	23,080	11,407	49,557	26,928
Net margin	66,716	57,941	130,411	119,433
Operating costs	20,468	24,730	44,048	45,844
Depreciation and amortization	8,522	8,137	16,940	16,157
Gain on sale of assets	(35)	3	(18)	6
Operating income	$37,691	$25,077	$69,405	$57,438

Equity earnings from investments	$9,153	$10,614	$29,214	$28,782
Allowance for equity funds used during construction	$2,403	$672	$4,482	$1,105

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Information (a)	2008	2007	2008	2007
Natural gas transported (MMcf/d)	3,455	3,333	3,706	3,639
Average natural gas price Mid-Continent region ($/MMBtu)	$9.20	$6.53	$8.19	$6.41
Capital expenditures (Thousands of dollars)	$29,766	$28,424	$51,988	$46,074

(a)  -  Includes volumes for consolidated entities only.

Operating Results - Net margin increased $8.8 million for the three months ended June 30, 2008, compared with the same period last year, primarily due to:

•	an increase of $5.5 million due to higher natural gas transportation margins, primarily as a result of the higher natural gas price impact on our retained fuel and higher throughput,
•	an increase of $2.2 million due to higher natural gas storage margins, primarily related to new and renegotiated natural gas storage contracts, and
•	an increase of $1.1 million due to increased operational natural gas inventory sales.

Net margin increased $11.0 million for the six months ended June 30, 2008, compared with the same period last year, primarily due to:

•	an increase of $5.2 million due to higher natural gas transportation margins, primarily as a result of the higher natural gas price impact on our retained fuel,
•

an increase of $4.1 million due to higher natural gas storage margins, primarily related to new and renegotiated natural gas storage contracts and the higher natural gas price impact on our retained fuel, and

•	an increase of $1.9 million due to increased operational natural gas inventory sales.

Operating costs decreased $4.3 million for the three months ended June 30, 2008, compared with the same period last year, primarily due to decreased general taxes and lower general operating costs.

Operating costs decreased $1.8 million for the six months ended June 30, 2008, compared with the same period last year, primarily due to decreased general taxes.

Equity earnings from investments decreased $1.5 million for the three months ended June 30, 2008, compared with the same period last year, primarily due to decreased throughput on Northern Border Pipeline, in which we own a 50 percent interest.

The increase in allowance for equity funds used during construction and capital expenditures for the three and six months ended June 30, 2008, compared with the same periods last year, is driven primarily by our capital projects, which are discussed beginning on page 20.

Natural Gas Liquids Gathering and Fractionation

Overview - Our Natural Gas Liquids Gathering and Fractionation segment primarily gathers, treats and fractionates NGLs produced by natural gas processing plants located in Oklahoma, Kansas, the Texas panhandle and the Texas Gulf Coast, and stores and markets NGL products. We connect the NGL production basins in Oklahoma, Kansas and the Texas panhandle with the key natural gas liquids market centers in Conway, Kansas, and Mont Belvieu, Texas.

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

Revenues for this segment are primarily derived from exchange services, optimization, isomerization and storage.

•

Our exchange services business collects fees to gather, fractionate and treat unfractionated NGLs, thereby converting them into NGL products that are stored and shipped to a market center or customer-designated location.

•

Our optimization business utilizes our asset base, contract portfolio and market knowledge to capture locational and seasonal price differentials. We move NGL products between Conway, Kansas, and Mont Belvieu, Texas, in order to capture the locational price differentials between the two market centers. Our NGL storage facilities in the Mid-Continent and Gulf Coast regions are used to capture seasonal price variances.

•

Our isomerization business captures the price differential when normal butane is converted into the more valuable iso-butane at an isomerization unit in Conway, Kansas. Iso-butane is used in the refining industry to upgrade the octane of motor gasoline.

•	Our storage business collects fees to store NGLs in Conway, Kansas, and Mont Belvieu, Texas.

Selected Financial and Operating Information - The following tables set forth certain selected financial and operating results for our Natural Gas Liquids Gathering and Fractionation segment for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Results	2008	2007	2008	2007
	(Thousands of dollars)
Natural gas liquids and condensate sales	$1,652,077	$996,439	$3,278,180	$1,796,604
Storage and fractionation revenues	87,027	71,196	167,444	131,963
Cost of sales and fuel	1,671,765	1,013,222	3,308,760	1,822,099
Net margin	67,339	54,413	136,864	106,468
Operating costs	19,990	16,874	38,621	31,600
Depreciation and amortization	5,668	5,754	11,287	11,086
Gain on sale of assets	6	2	18	4
Operating income	$41,687	$31,787	$86,974	$63,786

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Information	2008	2007	2008	2007
Natural gas liquids gathered (MBbl/d)	253	224	252	217
Natural gas liquids sales (MBbl/d)	265	221	275	221
Natural gas liquids fractionated (MBbl/d)	371	349	381	334
Conway-to-Mont Belvieu OPIS average differential Ethane/Propane mix ($/gallon)	$0.13	$0.05	$0.11	$0.05
Capital expenditures (Thousands of dollars)	$55,048	$15,114	$84,619	$22,589

Operating Results - Net margin increased $12.9 million for the three months ended June 30, 2008, compared with the same period last year, primarily due to the following:

•	an increase of $11.7 million due to higher exchange margins, primarily driven by increased volumes due to new supply connections and increased fractionation volumes,
•	an increase of $3.2 million due to wider regional product price differentials, and
•	an increase of $1.4 million due to higher storage margins in our Mid-Continent storage business, partially offset by
•	a decrease of $3.4 million due to lower isomerization volume resulting from narrower iso-butane-to-normal butane price differentials.

Net margin increased $30.4 million for the six months ended June 30, 2008, compared with the same period last year, primarily due to the following:

•	an increase of $16.8 million due to higher exchange margins, primarily driven by increased volumes due to new supply connections and increased fractionation volumes,
•	an increase of $16.0 million due to wider regional product price differentials, and
•	an increase of $1.9 million due to higher storage margins in our Mid-Continent storage business, partially offset by
•	a decrease of $4.4 million due to lower isomerization volume resulting from narrower iso-butane-to-normal butane price differentials.

Operating costs increased $3.1 million and $7.0 million, respectively, for the three- and six-month periods ended June 30, 2008, compared with the same periods last year, primarily due to increased equipment lease costs for the Bushton Plant, increased regulatory compliance costs at our natural gas liquids storage facilities, higher employee-related costs and higher maintenance costs at our Mont Belvieu fractionator.

The increase in capital expenditures for the three and six months ended June 30, 2008, compared with the same periods last year, is driven primarily by our growth activities for new supply connections. See discussion of our capital projects beginning on page 20.

Natural Gas Liquids Pipelines

Overview - Our Natural Gas Liquids Pipelines segment primarily operates FERC-regulated natural gas liquids gathering and distribution pipelines and associated above- and below-ground storage facilities. Our natural gas liquids gathering pipelines deliver unfractionated NGLs gathered in Oklahoma, Kansas and the Texas panhandle to our Natural Gas Liquids Gathering and Fractionation segment’s Mid-Continent fractionation facilities. Our natural gas liquids distribution pipelines deliver NGL products to the natural gas liquids market hubs in Conway, Kansas, and Mont Belvieu, Texas. Through our acquisition of the natural gas liquids assets from Kinder Morgan, we acquired terminal and storage facilities, as well as natural gas liquids and refined petroleum products pipelines that connect our Mid-Continent assets with Midwest markets, including Chicago, Illinois. Our natural gas liquids gathering and distribution pipelines operate in Oklahoma, Kansas, Nebraska, Missouri, Iowa, Illinois, Indiana and Texas. We have terminal and storage facilities in Missouri, Nebraska, Iowa and Illinois.

Revenues for this segment are primarily derived from transporting product under our FERC-regulated tariffs. Tariffs specify the rates we can charge our customers and the general terms and conditions for NGL transportation service on our pipelines. Our tariffs include specifications regarding the receipt and delivery of NGLs at points along the pipeline systems. We generally charge tariff rates under a FERC-approved indexing methodology, which allows charging rates up to a prescribed ceiling that changes annually based on the year-to-year change in the Producer Price Index for finished goods. The FERC also permits interstate natural gas liquids pipelines to support rates by using a cost-of-service methodology, competitive market price or an agreement with a pipeline’s non-affiliated shipper.

Selected Financial and Operating Information - The following tables set forth certain selected financial and operating results for our Natural Gas Liquids Pipelines segment for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Results	2008	2007	2008	2007
	(Thousands of dollars)
Transportation and gathering revenues	$33,936	$18,863	$68,002	$36,510
Storage revenues	437	—	3,029	—
Natural gas liquids sales and other revenues	403	—	2,428	12
Cost of sales and fuel	7,407	1,919	14,733	2,570
Net margin	27,369	16,944	58,726	33,952
Operating costs	13,782	5,541	27,185	10,903
Depreciation and amortization	3,697	2,991	7,839	6,003
Gain on sale of assets	—	—	1	1
Operating income	$9,890	$8,412	$23,703	$17,047

Equity earnings from investments	$331	$414	$1,009	$693
Allowance for equity funds used during construction	$9,273	$986	$15,690	$1,890

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Information	2008	2007	2008	2007
Natural gas liquids transported (MBbl/d)	308	227	305	216
Natural gas liquids gathered (MBbl/d)	96	78	94	74
Capital expenditures (Thousands of dollars)	$136,354	$64,677	$325,080	$97,794

Operating Results - Net margin increased $10.4 million for the three months ended June 30, 2008, compared with the same period last year, primarily due to the following:

•	an increase of $9.4 million due to incremental margin from the assets acquired from Kinder Morgan in October 2007 and
•	an increase of $1.1 million due to increased throughput from new supply connections and increased production volumes from existing supply connections to our natural gas liquids gathering pipelines.

Net margin increased $24.8 million for the six months ended June 30, 2008, compared with the same period last year, primarily due to the following:

•	an increase of $22.0 million due to incremental margin from the assets acquired from Kinder Morgan in October 2007 and
•	an increase of $2.7 million due to increased throughput from new supply connections and increased production volumes from existing supply connections to our natural gas liquids gathering pipelines.

Operating costs increased $8.2 million for the three months ended June 30, 2008, compared with the same period last year, primarily due to $6.5 million in incremental operating expenses associated with the assets acquired from Kinder Morgan, as well as higher employee-related costs.

Operating costs increased $16.3 million for the six months ended June 30, 2008, compared with the same period last year, primarily due to $13.4 million in incremental operating expenses associated with the assets acquired from Kinder Morgan, as well as higher employee-related costs.

Depreciation and amortization increased $1.8 million for the six months ended June 30, 2008, primarily due to the assets acquired from Kinder Morgan.

The increase in allowance for equity funds used during construction and capital expenditures for the three and six months ended June 30, 2008, compared with the same periods last year, is driven primarily by our growth activities. See discussion of our capital projects beginning on page 20.

Other

In the second quarter of 2008, we started the decommissioning of the Black Mesa Pipeline, Inc. pipeline and we are in the process of notifying the land owners of this decision. We do not expect the decommissioning to have a material impact on our consolidated financial statements.

Contingencies

Legal Proceedings - We are a party to various litigation matters and claims that are in the normal course of our operations. While the results of litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our consolidated results of operations, financial position or liquidity.

FERC Matter - As a result of an internal review of a transaction that was brought to the attention of one of our affiliates by a third party, we conducted an internal review of transactions that may have violated FERC natural gas capacity release rules or related rules and determined that there were transactions that should have been disclosed to the FERC. We notified the FERC of this review and filed a report with the FERC regarding these transactions in March 2008. We are cooperating fully with the FERC and have taken action to ensure that current and future transactions comply with applicable FERC regulations. We are unable to predict the outcome of any FERC action in this matter. At this time, we do not believe that penalties associated with potential violations will have a material impact on our results of operations, financial position or liquidity.

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

During the six months ended June 30, 2008 and 2007, our capital expenditures were financed through operating cash flows and short- and long-term debt. For the six months ended June 30, 2008, our capital expenditures were also financed through the issuance of common units. Capital expenditures for the first six months of 2008 were $524.6 million, compared with $206.4 million for the same period in 2007, exclusive of acquisitions. The increase in capital expenditures for 2008, compared with 2007, is driven primarily by our capital projects, which are discussed beginning on page 20.

Financing - Financing is provided through available cash, our 2007 Partnership Credit Agreement, the issuance of common units and long-term debt. Other options to obtain financing include, but are not limited to issuance of hybrid securities such as any trust preferred security or deferrable interest subordinated debt issued by us or any business trusts and sale/leaseback of facilities.

The total amount of short-term borrowings authorized by our general partner’s Board of Directors is $1.5 billion. At June 30, 2008, we had $120 million borrowings outstanding and $880 million available under our 2007 Partnership Credit Agreement and available cash and cash equivalents of approximately $76.4 million. As of June 30, 2008, we could have issued $1.5 billion of additional debt under the most restrictive provisions contained in our various borrowing agreements.

We have a $15 million Senior Unsecured Letter of Credit Facility and Reimbursement Agreement with Wells Fargo Bank, N.A., of which $12 million is currently being used, and an agreement with Royal Bank of Canada, pursuant to which a $12 million letter of credit was issued. Both agreements are used to support various permits required by the KDHE for our ongoing business in Kansas.

Our 2007 Partnership Credit Agreement contains typical covenants as discussed in Note F of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007. At June 30, 2008, we were in compliance with all covenants.

Equity Issuance - In March 2008, we completed a public offering of 2.5 million common units at $58.10 per common unit, generating net proceeds of approximately $140.4 million after deducting underwriting discounts but before offering expenses. In addition, we sold 5.4 million common units to ONEOK in a private placement, generating proceeds of approximately $303.2 million. In conjunction with the public offering of common units and the private placement, ONEOK Partners GP contributed $9.4 million in order to maintain its 2 percent general partner interest in us.

In April 2008, we sold an additional 128,873 common units at $58.10 per common unit to the underwriters of the public offering upon the partial exercise of their option to purchase additional common units to cover over-allotments. We received net proceeds of approximately $7.2 million from the sale of the common units after deducting underwriting discounts but before offering expenses. In conjunction with the partial exercise by the underwriters, ONEOK Partners GP contributed $0.2 million in order to maintain its 2 percent general partner interest in us. As a result of these transactions, ONEOK now holds an aggregate 47.7 percent interest in us.

We used a portion of the proceeds from the sale of common units and the general partner contributions to repay borrowings under our 2007 Partnership Credit Agreement.

Capitalization Structure - The following table sets forth our capitalization structure for the periods indicated.

	June 30, 2008	December 31, 2007
Long-term Debt	49%	54%
Equity	51%	46%
Debt (including notes payable)	50%	55%
Equity	50%	45%

Credit Ratings - Our investment grade credit ratings as of June 30, 2008, are shown in the table below.

Rating Agency	Rating	Outlook
Moody’s	Baa2	Stable
S&P	BBB	Stable

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

Our $250 million and $225 million senior notes, due 2010 and 2011, respectively, contain provisions that require us to offer to repurchase the senior notes at par value if our Moody’s or S&P credit rating falls below investment grade (Baa3 for Moody’s or BBB- for S&P) and the investment grade rating is not reinstated within a period of 40 days. Further, the indentures governing our senior notes due 2010 and 2011 include an event of default upon acceleration of other indebtedness of $25 million or more and the indentures governing our senior notes due 2012, 2016, 2036 and 2037 include an event of default upon the acceleration of other indebtedness of $100 million or more that would be triggered by such an offer to repurchase. Such an event of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding senior notes due 2010, 2011, 2012, 2016, 2036 and 2037 to declare those notes immediately due and payable in full. We may not have sufficient cash on hand to repurchase and repay any accelerated senior notes, which may cause us to borrow money under our credit facilities or seek alternative financing sources to finance the repurchases and repayment. We could also face difficulties accessing capital or our borrowing costs could increase, impacting our ability to obtain financing for acquisitions or capital expenditures, to refinance indebtedness and to fulfill our debt obligations. A decline in our credit rating below investment grade may also require us to provide security to our counterparties in the form of cash, letters of credit or other negotiable instruments.

Other than the note repurchase obligations described above, we have determined that we do not have significant exposure to rating triggers in various other contracts and equipment leases. Rating triggers are defined as provisions that would create an automatic default or acceleration of indebtedness based on a change in our credit rating.

Capital Expenditures - We classify expenditures that are expected to generate additional revenues or significant operating efficiencies as growth capital expenditures. Any remaining capital expenditures are classified as maintenance capital expenditures.

The following table summarizes our 2008 projected growth and maintenance capital expenditures, excluding AFUDC.

2008 Projected Capital Expenditures	Growth	Maintenance	Total
	(Millions of dollars)
Natural Gas Gathering and Processing	$128	$22	$150
Natural Gas Pipelines	224	21	245
Natural Gas Liquids Gathering and Fractionation	143	29	172
Natural Gas Liquids Pipelines	735	12	747
Total projected capital expenditures	$1,230	$84	$1,314

Additional information about these projects is included under “Capital Projects” beginning on page 20. Financing for these projects may include any, or a combination, of the following: cash from operations, borrowings under our 2007 Partnership Credit Agreement, and debt or equity offerings.

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

The following table sets forth the distribution payments, including our general partner’s incentive distribution interests, for the periods indicated.

	Six Months Ended June 30,
	2008	2007
	(Thousands of dollars)
Common unitholders	$104,160	$91,403
Class B unitholder	75,361	71,893
General Partner	35,273	25,712

The following summarizes our quarterly cash distribution activity for 2008.

•	In January 2008, we increased our cash distribution to $1.025 per unit for the fourth quarter of 2007. The distribution was paid on February 14, 2008, to unitholders of record on January 31, 2008.
•	In April 2008, we increased our cash distribution to $1.04 per unit for the first quarter of 2008. The distribution was paid on May 15, 2008, to unitholders of record as of April 30, 2008.
•

In July 2008, we increased our cash distribution to $1.06 per unit ($4.24 per unit on an annualized basis) for the second quarter of 2008. The distribution will be paid on August 14, 2008, to unitholders of record as of July 31, 2008.

As an incentive, our general partner’s percentage interest in quarterly distributions increases after certain specified target levels are met. For additional information, see “Cash Distribution Policy” under Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, in our Annual Report on Form 10-K for the year ended December 31, 2007.

Commodity Prices - We are subject to commodity price volatility. Significant fluctuations in commodity prices may impact our overall liquidity due to the impact commodity price changes have on items such as the cost of NGLs and gas held in storage, increased margin requirements, the cost of transportation to various market locations, collectibility of certain energy-related receivables and working capital. We believe that our current lines of credit are adequate to meet liquidity requirements associated with commodity price volatility. See discussion beginning on page 36 under “Commodity Price Risk” in Item 3, Quantitative and Qualitative Disclosures about Market Risk, for information on our hedging activities.

ENVIRONMENTAL AND SAFETY MATTERS

Environmental Liabilities - We are subject to multiple environmental, historical and wildlife preservation laws and regulations affecting many aspects of our present and future operations. Regulated activities include those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, hazardous materials transportation, and pipeline and facility construction. These laws and regulations generally require us to obtain and comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, permits and licenses may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. If an accidental leak or spill of hazardous substances or petroleum products occurs from our lines or facilities, in the process of transporting natural gas, NGLs, or refined products, or at any facility that we own, operate or otherwise use, we could be held jointly and severally liable for all resulting liabilities, including investigation and clean-up costs, which could materially affect our results of operations and cash flows. In addition, emission controls required under the federal Clean Air Act and other similar federal and state laws could require unexpected capital expenditures at our facilities. We cannot assure that existing environmental regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from customers, could have a material adverse effect on our business, financial condition and results of operations.

Our expenditures for environmental evaluation, mitigation and remediation to date have not been significant in relation to our results of operations, and there were no material effects upon earnings during the six months ended June 30, 2008 or 2007, related to compliance with environmental regulations.

Pipeline Safety - We are subject to United States Department of Transportation regulations, including integrity management regulations. The Pipeline Safety Improvement Act requires pipeline companies to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated high consequence areas. To our knowledge, we are in compliance with all material requirements associated with the various pipeline safety regulations.

Air and Water Emissions - The federal Clean Air Act, the federal Clean Water Act and analogous state laws impose restrictions and controls regarding the discharge of pollutants into the air and water in the United States. Under the Clean Air Act, a federally-enforceable operating permit is required for sources of significant air emissions. We may be required to incur certain capital expenditures for air pollution-control equipment in connection with obtaining or maintaining permits and approvals for sources of air emissions. The Clean Water Act imposes substantial potential liability for the removal and remediation of pollutants discharged to waters of the United States. To our knowledge, we are in compliance with all material requirements associated with the various regulations.

Chemical Site Security - The United States Department of Homeland Security (Homeland Security) released an interim rule in April 2007 that requires companies to provide reports on sites where certain chemicals, including many hydrocarbon products, are stored. After having received these reports, Homeland Security is identifying which sites are required to implement minimum security measures. Homeland Security is in the initial stages of implementing this rule, and the full extent to which the rule will require us to undertake additional expenditures for site security is uncertain at this point.

Climate Change - Our environmental and climate change strategy focuses on taking steps to minimize the impact of our operations on the environment. These strategies include: (i) developing and maintaining an accurate greenhouse gas emissions inventory, (ii) improving the efficiency of our various pipeline and gas processing facilities, (iii) following developing technologies for emission control, (iv) following developing technologies to capture carbon dioxide to keep it from reaching the atmosphere, and (v) analyzing options for future energy investment.

Currently, operating entities within our Partnership participate in the Processing and Transmission sectors of the United States Environmental Protection Agency’s Natural Gas STAR Program to voluntarily reduce methane emissions. In addition, we continue to focus on maintaining low rates of lost and unaccounted for gas through expanded implementation of best practices to limit the release of methane during pipeline and facility maintenance and operations.

CASH FLOW ANALYSIS

Operating Cash Flows - Operating cash flows decreased by $35.0 million for the six months ended June 30, 2008, compared with the same period in 2007. Our net income increased to $299.5 million for the six months ended June 30, 2008, compared with $190.4 million for the same period in 2007. This increase was offset by a reduction from changes in working capital.

Investing Cash Flows - Cash used in investing activities was $515.5 million for the six months ended June 30, 2008, compared with $236.3 million for the same period in 2007. The increased use of cash was primarily due to increased capital expenditures related to our capital projects.

Financing Cash Flows - Cash provided by financing activities was $258.8 million for the six months ended June 30, 2008, compared with cash used in financing activities of $93.1 million for the same period in 2007.

During the first six months of 2008, our concurrent public offering and private placement of common units generated proceeds of $450.2 million. In addition, ONEOK Partners GP contributed $9.5 million in order to maintain its 2 percent general partner interest in us. We used a portion of the proceeds and general partner contributions to repay borrowings under our revolving credit agreement. Borrowings for the first six months of 2008 are the result of our on-going capital projects.

Cash distributions to our general and limited partners for 2008 were $214.8 million, compared with $189.0 million in the same period in 2007, an increase of $25.8 million. This increase was primarily due to the additional units outstanding during 2008 as a result of the concurrent public offering and private placement in March and April 2008, as well as cash distributions of $2.065 per unit for the first six months of 2008, compared with $1.97 per unit paid in the same period in 2007.

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

•	our ability to access capital at competitive rates or on terms acceptable to us;
•	risks associated with adequate supply to our gathering, processing, fractionation and pipeline facilities, including production declines which outpace new drilling;
•	the risk that material weaknesses or significant deficiencies in our internal control over financial reporting could emerge or that minor problems could become significant;
•	the impact and outcome of pending and future litigation;
•	the ability to market pipeline capacity on favorable terms, including the effects of:
-	future demand for and prices of natural gas and NGLs;
-	competitive conditions in the overall energy market;
-	availability of supplies of Canadian and United States natural gas;
-	availability of additional storage capacity;
-	weather conditions; and
-	competitive developments by Canadian and U.S. natural gas transmission peers;
•	performance of contractual obligations by our customers, service providers, contractors and shippers;
•	the timely receipt of approval by applicable governmental entities for construction and operation of our pipeline and other projects and required regulatory clearances;
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

INTEREST RATE RISK

General - We are subject to the risk of interest rate fluctuation in the normal course of business. We manage interest rate risk through the use of fixed-rate debt, floating-rate debt and, at times, interest-rate swaps. Fixed-rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates. Floating-rate swaps are used to convert the fixed rates of long-term borrowings into short-term variable rates. At June 30, 2008, the interest rate on all of our long-term debt was fixed.

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

The following tables set forth our Natural Gas Gathering and Processing segment’s hedging information for the remainder of 2008 and for the year ending December 31, 2009.

	Six Months Ending December 31, 2008
	Volumes Hedged	Average Price	Percentage Hedged
Natural gas liquids (Bbl/d) (a)	8,560	$ 1.31 / gallon	74%
Condensate (Bbl/d) (a)	748	$ 2.16 / gallon	78%
Total liquid sales (Bbl/d)	9,308	$ 1.38 / gallon	74%

Natural gas (MMBtu/d) (a)	5,500	$ 9.35 / MMBtu	54%
(a) - Hedged with fixed-price swaps.
	Year Ending December 31, 2009
	Volumes Hedged	Average Price	Percentage Hedged
Natural gas liquids (Bbl/d) (a)	3,313	$ 2.01 / gallon	28%
Condensate (Bbl/d) (a)	666	$ 3.23 / gallon	47%
Total liquid sales (Bbl/d)	3,979	$ 2.22 / gallon	30%
(a) - Hedged with fixed-price swaps.

Our commodity price risk is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at June 30, 2008, excluding the effects of hedging and assuming normal operating conditions. Our condensate sales are based on the price of crude oil. We estimate the following:

•	a $0.01 per gallon increase in the composite price of NGLs would increase annual net margin by approximately $1.6 million,
•	a $1.00 per barrel increase in the price of crude oil would increase annual net margin by approximately $0.7 million, and
•	a $0.10 per MMBtu increase in the price of natural gas would increase annual net margin by approximately $0.2 million.

The above estimates of commodity price risk do not include any effects on demand for our services that might be caused by, or arise in conjunction with, price changes. For example, a change in the gross processing spread may cause a change in the amount of ethane extracted from the natural gas stream, impacting gathering and processing margins, NGL exchange revenues, natural gas deliveries, and NGL volumes shipped and fractionated.

See Note D of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q for more information on our hedging activities.

ITEM 4.	CONTROLS AND PROCEDURES

Quarterly Evaluation of Disclosure Controls and Procedures - As of the end of the period covered by this report, the Chief Executive Officer (Principal Executive Officer) and the Chief Financial Officer (Principal Financial Officer) of ONEOK Partners GP, our general partner, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management of ONEOK Partners GP, including the officers of ONEOK Partners GP who are the equivalent of our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, they concluded that as of June 30, 2008, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting - We have made no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ONEOK PARTNERS, L.P.
	By:	ONEOK Partners GP, L.L.C., its General Partner
Date: August 6, 2008
		By:	/s/ Curtis L. Dinan
Curtis L. Dinan
Executive Vice President,
Chief Financial Officer and Treasurer
(Signing on behalf of the Registrant and as Principal Financial Officer)