Form 10-Q
period 2009-06-30
ONEOK Partners LP
filed 2009-08-06
CIK 909281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X  No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes __ No __

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2009
Common units	59,912,777 units
Class B units	36,494,126 units

ONEOK PARTNERS, L.P.
QUARTERLY REPORT ON FORM 10-Q

As used in this Quarterly Report, references to “we,” “our,” “us” or the “Partnership” refer to ONEOK Partners, L.P., its subsidiary, ONEOK Partners Intermediate Limited Partnership, and its subsidiaries, unless the context indicates otherwise.

The statements in this Quarterly Report that are not historical information, including statements concerning plans and objectives of management for future operations, economic performance or related assumptions, are forward-looking statements.  Forward-looking statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should,” “goal,” “forecast,” “could,” “may,” “continue,” “might,” “potential,” “scheduled” and other words and terms of similar meaning.  Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that such expectations and assumptions will be achieved.  Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Forward-Looking Statements” in this Quarterly Report and under Part 1, Item 1A, Risk Factors, in our Annual Report.

INFORMATION AVAILABLE ON OUR WEB SITE

We make available on our Web site copies of our Annual Report, Quarterly Reports, Current Reports on Form 8-K, amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act and reports of holdings of our securities filed by our officers and directors under Section 16 of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.  Our Web site and any contents thereof are not incorporated by reference into this report.

We also make available on our Web site the Interactive Data Files voluntarily submitted as Exhibit 101 to this Quarterly Report.  In accordance with Rule 402 of Regulation S-T, the Interactive Data Files shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

GLOSSARY
The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2008
ARB	Accounting Research Bulletin
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
Bbl/d	Barrels per day
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Btu(s)	British thermal units, a measure of the amount of heat required to raise the temperature of one pound of water one degree Fahrenheit
Bushton Plant	Bushton Gas Processing Plant
EBITDA	Earnings before interest, taxes, depreciation and amortization
EITF	Emerging Issues Task Force
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FSP	FASB Staff Position
GAAP	Accounting principles generally accepted in the United States of America
Guardian Pipeline	Guardian Pipeline, L.L.C.
KCC	Kansas Corporation Commission
MBbl	Thousand barrels
MBbl/d	Thousand barrels per day
Midwestern Gas Transmission	Midwestern Gas Transmission Company
MMBbl	Million barrels
MMBtu	Million British thermal units
MMBtu/d	Million British thermal units per day
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
NBP Services	NBP Services, LLC, a wholly owned subsidiary of ONEOK
NGL products	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
NGL(s)	Natural gas liquid(s)
Northern Border Pipeline	Northern Border Pipeline Company
NYMEX	New York Mercantile Exchange
OBPI	ONEOK Bushton Processing Inc.
OCC	Oklahoma Corporation Commission
OkTex Pipeline	OkTex Pipeline Company, L.L.C.
ONEOK	ONEOK, Inc.
ONEOK Partners GP	ONEOK Partners GP, L.L.C., a wholly owned subsidiary of ONEOK and our sole general partner
OPIS	Oil Price Information Service
Overland Pass Pipeline Company	Overland Pass Pipeline Company LLC
Partnership Agreement	Third Amended and Restated Agreement of Limited Partnership of ONEOK Partners, L.P., as amended
POP	Percent of Proceeds
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
S&P	Standard & Poor’s Rating Group
SEC	Securities and Exchange Commission
Statement	Statement of Financial Accounting Standards
XBRL	eXtensible Business Reporting Language

This page intentionally left blank.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2009	2008	2009	2008
	(Thousands of dollars, except per unit amounts)

Revenues	$1,397,057	$2,143,892	$2,647,922	$4,202,927
Cost of sales and fuel	1,135,075	1,862,959	2,132,399	3,653,469
Net margin	261,982	280,933	515,523	549,458
Operating expenses
Operations and maintenance	87,712	80,532	165,391	157,473
Depreciation and amortization	39,953	30,033	79,893	59,975
General taxes	12,795	6,626	24,562	17,767
Total operating expenses	140,460	117,191	269,846	235,215
Gain (loss) on sale of assets	3,276	(3)	3,940	28
Operating income	124,798	163,739	249,617	314,271
Equity earnings from investments (Note K)	14,188	17,610	35,410	45,393
Allowance for equity funds used during construction	9,468	11,676	18,471	20,172
Other income	3,424	676	3,815	2,734
Other expense	(383)	(36)	(2,429)	(2,167)
Interest expense	(50,888)	(34,705)	(101,796)	(73,234)
Income before income taxes	100,607	158,960	203,088	307,169
Income taxes	(3,068)	(4,305)	(5,939)	(7,373)
Net income	97,539	154,655	197,149	299,796
Less: Net income attributable to noncontrolling interests	1	134	20	257
Net income attributable to ONEOK Partners, L.P.	$97,538	$154,521	$197,129	$299,539

Limited partners’ interest in net income:
Net income attributable to ONEOK Partners, L.P.	$97,538	$154,521	$197,129	$299,539
General partner’s interest in net income	(23,388)	(21,688)	(45,700)	(41,393)
Limited partners’ interest in net income	$74,150	$132,833	$151,429	$258,146

Limited partners’ net income per unit, basic and diluted (Note L)	$0.81	$1.46	$1.66	$2.94
Number of units used in computation (thousands)	91,415	90,906	91,169	87,680
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
(Unaudited)	2009	2008
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$31,803	$177,635
Accounts receivable, net	397,006	317,182
Affiliate receivables	25,831	25,776
Gas and natural gas liquids in storage	164,640	190,616
Commodity exchanges and imbalances	55,104	55,086
Derivative financial instruments (Notes B and C)	18,732	63,780
Other current assets	42,039	28,176
Total current assets	735,155	858,251

Property, plant and equipment
Property, plant and equipment	6,149,684	5,808,679
Accumulated depreciation and amortization	930,031	875,279
Net property, plant and equipment (Note I)	5,219,653	4,933,400

Investments and other assets
Investments in unconsolidated affiliates	735,394	755,492
Goodwill and intangible assets	672,703	676,536
Other assets	37,841	30,593
Total investments and other assets	1,445,938	1,462,621
Total assets	$7,400,746	$7,254,272

Liabilities and partners’ equity
Current liabilities
Current maturities of long-term debt	$261,931	$11,931
Notes payable (Note F)	360,000	870,000
Accounts payable	541,190	496,763
Affiliate payables	22,604	23,333
Commodity exchanges and imbalances	165,713	191,165
Other current liabilities	113,724	100,832
Total current liabilities	1,465,162	1,694,024

Long-term debt, excluding current maturities (Note G)	2,829,946	2,589,509

Deferred credits and other liabilities	58,231	54,773

Commitments and contingencies (Note H)

Partners’ equity
ONEOK Partners, L.P. partners’ equity:
General partner	82,443	77,546
Common units: 59,426,087 and 54,426,087 units issued and outstanding at June 30, 2009 and December 31, 2008, respectively	1,554,685	1,361,058
Class B units: 36,494,126 units issued and outstanding at June 30, 2009 and December 31, 2008	1,388,890	1,407,016
Accumulated other comprehensive income (Note D)	15,917	64,405
Total ONEOK Partners, L.P. partners’ equity	3,041,935	2,910,025

Noncontrolling interests in consolidated subsidiaries	5,472	5,941

Total partners’ equity	3,047,407	2,915,966
Total liabilities and partners’ equity	$7,400,746	$7,254,272
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS	Six Months Ended
	June 30,
(Unaudited)	2009	2008
	(Thousands of dollars)
Operating activities
Net income	$197,149	$299,796
Depreciation and amortization	79,893	59,975
Allowance for equity funds used during construction	(18,471)	(20,172)
Gain on sale of assets	(3,940)	(28)
Equity earnings from investments	(35,410)	(45,393)
Distributions received from unconsolidated affiliates	38,233	39,904
Changes in assets and liabilities:
Accounts receivable	(79,824)	35,134
Affiliate receivables	(55)	(14,815)
Gas and natural gas liquids in storage	25,976	(104,557)
Derivative financial instruments	(2,058)	10,344
Accounts payable	16,410	39,225
Affiliate payables	(729)	34,558
Commodity exchanges and imbalances, net	(25,470)	55,202
Other assets and liabilities	(2,259)	(59,230)
Cash provided by operating activities	189,445	329,943

Investing activities
Changes in investments in unconsolidated affiliates	17,393	6,480
Acquisitions	-	2,450
Capital expenditures (less allowance for equity funds used during construction)	(321,860)	(524,587)
Proceeds from sale of assets	8,050	111
Cash used in investing activities	(296,417)	(515,546)

Financing activities
Cash distributions:
General and limited partners	(241,864)	(214,794)
Noncontrolling interests	(489)	(148)
Borrowing of notes payable, net	360,000	20,000
Repayment of notes payable with maturities over 90 days	(870,000)	-
Issuance of long-term debt, net of discounts	498,325	-
Long-term debt financing costs	(4,000)	-
Issuance of common units, net of discounts	220,458	450,198
Contributions from general partner	4,675	9,508
Payment of long-term debt	(5,965)	(5,964)
Cash provided by (used in) financing activities	(38,860)	258,800
Change in cash and cash equivalents	(145,832)	73,197
Cash and cash equivalents at beginning of period	177,635	3,213
Cash and cash equivalents at end of period	$31,803	$76,410
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ EQUITY

	ONEOK Partners, L.P. Partners’ Equity

	Common Units	Class B Units	General Partner	Common Units
(Unaudited)
	(Units)		(Thousands of dollars)

December 31, 2008	54,426,087	36,494,126	$77,546	$1,361,058
Net income	-	-	45,700	90,729
Other comprehensive income (loss) (Note D)	-	-	-	-
Issuance of equity units (Note E)	5,000,000	-	-	220,458
Contribution from general partner (Note E)	-	-	4,675	-
Distributions paid (Note E)	-	-	(45,478)	(117,560)
June 30, 2009	59,426,087	36,494,126	$82,443	$1,554,685
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ EQUITY
(Continued)

	ONEOK Partners, L.P. Partners’ Equity
		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries
				Total Partners’ Equity
	Class B Units
(Unaudited)
	(Thousands of dollars)

December 31, 2008	$1,407,016	$64,405	$5,941	$2,915,966
Net income	60,700	-	20	197,149
Other comprehensive income (loss) (Note D)	-	(48,488)	-	(48,488)
Issuance of equity units (Note E)	-	-	-	220,458
Contribution from general partner (Note E)	-	-	-	4,675
Distributions paid (Note E)	(78,826)	-	(489)	(242,353)
June 30, 2009	$1,388,890	$15,917	$5,472	$3,047,407

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2009	2008	2009	2008
	(Thousands of dollars)

Net income	$97,539	$154,655	$197,149	$299,796
Other comprehensive income (loss) (Note D)	(29,289)	(38,049)	(48,488)	(36,300)
Comprehensive income	68,250	116,606	148,661	263,496
Less: Comprehensive income attributable to noncontrolling interests	1	134	20	257
Comprehensive Income Attributable to ONEOK Partners, L.P.	$68,249	$116,472	$148,641	$263,239
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.           SUMMARY OF ACCOUNTING POLICIES

Our accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair presentation of the results for the interim periods presented.  All such adjustments are of a normal recurring nature.  The 2008 year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.  These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements in our Annual Report.

Our accounting policies are consistent with those disclosed in Note A of the Notes to Consolidated Financial Statements in our Annual Report.  The following recently issued accounting pronouncements will affect our consolidated financial statements during 2009.

Noncontrolling Interests - Statement 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51,” requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity.  Statement 160 was effective for our year beginning January 1, 2009, and required retroactive adoption of the presentation and disclosure requirements for existing noncontrolling interests.

Derivative Instruments and Hedging Activities - Statement 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133,” requires enhanced disclosures about how derivative and hedging activities affect our financial position, financial performance and cash flows.  Statement 161 was effective for our year beginning January 1, 2009, and has been applied prospectively.  See Note C for disclosures of our derivative instruments and hedging activities.

Fair Value Measurements - As of January 1, 2009, we have applied the provisions of Statement 157, “Fair Value Measurements,” to assets and liabilities that are measured at fair value on a nonrecurring basis subsequent to initial recognition, and the impact was not material.  See Note B for disclosures of our fair value measurements.

Limited Partners’ Net Income Per Unit - EITF 07-4, “Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships,” was effective for our year beginning January 1, 2009, and required retroactive application.  Application of EITF 07-4 had no impact on our limited partners’ net income per unit for the three and six months ended June 30, 2009 and 2008.  See Note L for a discussion of our calculation of basic and diluted limited partners’ net income per unit.

Interim Disclosures about Fair Value - FSP 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” require disclosures of fair value of financial instruments for interim reporting periods, which were effective for our quarter ended June 30, 2009.  These disclosures are included in Note B.

Subsequent Events - Statement 165, “Subsequent Events,” establishes standards of accounting for and disclosures of events that occur after the balance sheet date but before consolidated financial statements are issued.  We have evaluated subsequent events through August 6, 2009, the date our consolidated financial statements were issued, and all required disclosures have been made.

FASB Accounting Standards Codification - Statement 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Statement 168 will change the manner in which we reference authoritative accounting principles in our consolidated financial statements and will be effective for our September 30, 2009, Quarterly Report.

B.           FAIR VALUE MEASUREMENTS

Refer to Notes A and C of the Notes to Consolidated Financial Statements in our Annual Report for a discussion of our fair value measurements and the fair value hierarchy.

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for the periods indicated.

	June 30, 2009
	Level 1	Level 2	Level 3	Netting (a)	Total
	(Thousands of dollars)
Derivatives
Assets (b)	$-	$10,550	$15,062	$(6,880)	$18,732
Liabilities (c)	$-	$(4,796)	$(3,465)	$6,880	$(1,381)
(a) - Our derivative assets and liabilities are presented in our Consolidated Balance Sheet on a net basis. We net derivative assets and liabilities when a legally enforceable master netting arrangement exists between us and the counterparty to a derivative contract.

(b) - Included in derivative financial instruments in our Consolidated Balance Sheet.
(c) - Included in deferred credits and other liabilities in our Consolidated Balance Sheet.

	December 31, 2008
	Level 1	Level 2	Level 3	Netting (a)	Total
	(Thousands of dollars)
Derivatives
Assets (b)	$-	$26,131	$37,649	$-	$63,780
(a) - Our derivative assets and liabilities are presented in our Consolidated Balance Sheet on a net basis. We net derivative assets and liabilities when a legally enforceable master netting arrangement exists between us and the counterparty to a derivative contract.

(b) - Included in derivative financial instruments in our Consolidated Balance Sheet.

At June 30, 2009, and December 31, 2008, we had no cash collateral held or posted under our master netting arrangements.

In accordance with Statement 157, we categorize derivatives for which fair value is determined based on multiple inputs within a single level, based on the lowest level input that is significant to the fair value measurement in its entirety.

Our derivative instruments categorized as Level 2 include non-exchange traded fixed-price swaps for natural gas and crude oil that are valued based on NYMEX-settled prices.  Our derivative instruments categorized as Level 3 include over-the-counter fixed-price swaps for purity NGL products and natural gas basis swaps.  These swaps are valued based on information from a pricing service, the forward NYMEX curve for crude oil, correlations of specific NGL purity products to crude oil and internally developed basis curves incorporating observable and unobservable market data.  We corroborate the data on which our fair value estimates are based using our market knowledge of recent transactions and day-to-day pricing fluctuations and analysis of historical relationships of data from the pricing service compared with actual settlements and correlations.  We do not believe that our Level 3 fair value estimates have a material impact on our results of operations, as the majority of our derivatives are accounted for as cash flow hedges for which ineffectiveness is not material.

The following table sets forth a reconciliation of our Level 3 fair value measurements for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivative Assets (Liabilities)	2009	2008	2009	2008
	(Thousands of dollars)
Net assets (liabilities) at beginning of period	$25,995	$(10,386)	$37,649	$(16,400)
Total realized/unrealized gains (losses):
Included in earnings (a)	982	(7)	2,086	973
Included in other comprehensive income (loss)	(15,380)	(27,311)	(28,138)	(22,277)
Net assets (liabilities) at end of period	$11,597	$(37,704)	$11,597	$(37,704)
(a) - Included in revenues in our Consolidated Statements of Income.

There were no material gains (losses) for the three and six months ended June 30, 2009 and 2008, included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities classified as Level 3 fair value measurements still held as of the end of the period.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable and accounts payable is equal to book value, due to their short-term nature.  The fair value of borrowings under our $1.0 billion amended and restated revolving credit agreement dated March 30, 2007 (Partnership Credit Agreement), approximates the carrying value since the interest rates are periodically adjusted to reflect current market conditions.  The estimated fair value of the aggregate of our senior notes outstanding, including current maturities, approximates the book value of approximately $3.1 billion at June 30, 2009, based on quoted market prices for similar issues with similar terms and maturities.

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

In our Natural Gas Gathering and Processing segment, we are exposed to commodity price risk, primarily NGLs and natural gas, as a result of receiving commodities in exchange for services associated with our POP contracts.  To a lesser extent, exposures arise from the relative price differential between NGLs and natural gas, or the gross processing spread, with respect to our keep-whole processing contracts.  We are also exposed to basis risk between the various production and market locations where we buy and sell commodities.  As part of our hedging strategy, we use the aforementioned commodity derivative instruments to minimize earnings volatility related to natural gas, NGL and condensate price fluctuations.  We reduce our gross processing spread exposure through a combination of physical and financial hedges.  We utilize a portion of our POP equity natural gas as an offset, or natural hedge, to an equivalent portion of our keep-whole shrink requirements.  This has the effect of converting our gross processing spread risk to NGL commodity price risk.  We hedge a portion of the forecasted sales of the commodities we retain, including NGLs, natural gas and condensate.

In our Natural Gas Liquids Gathering and Fractionation segment, we are exposed to basis risk primarily as a result of the relative value of NGL purchases at one location and sales at another location.  To a lesser extent, we are exposed to commodity price risk resulting from the relative values of the various NGL products to each other, NGLs in storage and the relative value of NGLs to natural gas.  We utilize fixed-price physical forward contracts to reduce earnings volatility related to NGL price fluctuations.  At June 30, 2009, we were not using any financial derivative instruments with respect to our NGL gathering and fractionation activities.

In our Natural Gas Pipelines segment, we are exposed to commodity price risk because our intrastate and interstate natural gas pipelines collect natural gas from our customers for operations or as part of our fee for services provided.  When the amount of natural gas consumed in operations by these pipelines differs from the amount provided by our customers, our pipelines must buy or sell natural gas, or store or use natural gas from inventory, which can expose us to commodity price risk depending on the regulatory treatment for this activity.  We use physical forward sales to reduce earnings volatility related to natural gas price fluctuations.  At June 30, 2009, we were not using any financial derivative instruments with respect to our intrastate and interstate pipeline operations.

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

Recognition and Measurement
Accounting Treatment	Balance Sheet	Income Statement
Normal purchases and normal sales	- Fair value not recorded	- Change in fair value not recognized in earnings
Mark-to-market	- Recorded at fair value	- Change in fair value recognized in earnings
Cash flow hedge	- Recorded at fair value	- Ineffective portion of the gain or loss on the derivative instrument is recognized in earnings
	- Effective portion of the gain or loss on the derivative instrument is reported initially as a component of accumulated other comprehensive income (loss)	- Effective portion of the gain or loss on the derivative instrument is reclassified out of accumulated other comprehensive income (loss) into earnings when the forecasted transaction affects earnings
Fair value hedge	- Recorded at fair value	- The gain or loss on the derivative instrument is recognized in earnings
	- Change in fair value of the hedged item is recorded as an adjustment to its book value	- Change in fair value of the hedged item is recognized in earnings

As required by Statement 133, we formally document all relationships between hedging instruments and hedged items, as well as risk management objectives, strategies for undertaking various hedge transactions and methods for assessing and testing correlation and hedge ineffectiveness.  We specifically identify the forecasted transaction that has been designated as the hedged item with a cash flow hedge.  We assess the effectiveness of hedging relationships quarterly by performing a regression analysis on our fair value and cash flow hedging relationships to determine whether the hedge relationships are highly effective on a retrospective and prospective basis.  We also document our normal purchases and normal sales transactions that we expect to result in physical delivery and that we elect to exempt from derivative accounting treatment.

Cash flows from futures, forwards and swaps that are accounted for as hedges are included in the same cash flow statement category as the cash flows from the related hedged items.

Fair Values of Derivative Instruments - Statement 157 defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date.  See Note B for a discussion of the inputs associated with our fair value measurements and our fair value hierarchy disclosures.

As of June 30, 2009, we had $25.6 million of derivative assets and $8.3 million of derivative liabilities, excluding the impact of netting, all of which related to commodity contracts.

As of June 30, 2009, we had fixed-price natural gas swaps with a notional quantity of 4.5 Bcf and natural gas basis swaps with a notional quantity of 4.5 Bcf.  Additionally, we had fixed-price crude oil and NGL swaps with a notional quantity of 2.0 MMBbl.

Cash Flow Hedges - At June 30, 2009, our Consolidated Balance Sheet reflected an unrealized gain of $20.5 million in accumulated other comprehensive income (loss), with a corresponding offset in derivative financial instrument assets and liabilities that will be realized within the next 18 months as the forecasted transactions affect earnings.  If prices remain at current levels, we will recognize $21.8 million in gains over the next 12 months, and we will recognize losses of $1.3 million thereafter.

The following table sets forth the effect of cash flow hedges recognized in other comprehensive income (loss) for the periods indicated.

Derivatives in Cash Flow Hedging Relationships	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
	(Thousands of dollars)
Commodity contracts	$(13,313)	$(13,644)
Interest rate contracts	443	564
Total gain (loss) recognized in other comprehensive income (loss) (effective portion)	$(12,870)	$(13,080)

The following table sets forth the effect of cash flow hedges on our Consolidated Statements of Income for the periods indicated.

	Location of Gain (Loss) Reclassified from
Derivatives in Cash Flow	Accumulated Other Comprehensive Income	Three Months Ended	Six Months Ended
Hedging Relationships	(Loss) into Net Income (Effective Portion)	June 30, 2009	June 30, 2009
		(Thousands of dollars)
Commodity contracts	Revenues	$15,983	$34,748
Interest rate contracts	Interest expense	436	872
Total gain (loss) reclassified from accumulated other comprehensive income (loss) into net income (effective portion)		$16,419	$35,620

Ineffectiveness related to our cash flow hedges was not material for the three and six months ended June 30, 2009 and 2008.  In the event that it becomes probable that a forecasted transaction will not occur, we would discontinue cash flow hedge treatment, which would affect earnings.  There were no gains or losses due to the discontinuance of cash flow hedge treatment during the three and six months ended June 30, 2009 and 2008.

Fair Value Hedges - In prior years, we terminated various interest-rate swap agreements.  The net savings from the termination of these swaps is being recognized in interest expense over the terms of the debt instruments originally hedged.  Interest expense savings for the six months ended June 30, 2009, from amortization of terminated swaps was $1.9 million, and the remaining amortization of terminated swaps will be recognized over the following periods.

(Millions of dollars)
Remainder of 2009	$1.8
2010	$3.7
2011	$0.9

At June 30, 2009, none of the interest on our fixed-rate debt was swapped to floating using interest-rate swaps.

Credit Risk - All the commodity derivative contracts we enter into are with ONEOK Energy Services Company, L.P. (OES), a subsidiary of ONEOK.  OES enters into similar commodity derivative contracts with third parties at our direction and on our behalf.  We have an indemnification agreement with OES that indemnifies and holds OES harmless from any liability they may incur solely as a result of entering into commodity derivative contracts on our behalf.  Derivative assets for which we would indemnify OES in the event of a default by the counterparty total $18.7 million at June 30, 2009, and are with investment grade counterparties that are primarily in the oil and gas sector.

D.           OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth other comprehensive income (loss) for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Thousands of dollars)
Unrealized gains (losses) on derivatives	$(12,870)	$(47,620)	$(13,080)	$(53,165)
Less: Realized gains (losses) recognized in net income	16,419	(9,571)	35,620	(16,865)
Other	-	-	212	-
Other comprehensive income (loss)	$(29,289)	$(38,049)	$(48,488)	$(36,300)

The following table sets forth the balance in accumulated other comprehensive income (loss) for the period indicated.

Unrealized Gains (Losses) on Derivatives
(Thousands of dollars)
December 31, 2008	$64,405
Other comprehensive income (loss)	(48,488)
June 30, 2009	$15,917

E.           PARTNERS’ EQUITY

Equity Issuance - In June 2009, we completed an underwritten public offering of 5,000,000 common units at $45.81 per common unit, generating net proceeds of approximately $219.9 million after deducting underwriting discounts but before offering expenses.  In conjunction with the public offering of common units, ONEOK Partners GP contributed $4.7 million in order to maintain its 2 percent general partner interest in us.

In July 2009, we sold an additional 486,690 common units at $45.81 per common unit to the underwriters of the public offering upon the partial exercise of their option to purchase additional common units to cover over-allotments.  We received net proceeds of approximately $21.4 million from the sale of the common units after deducting underwriting discounts but before offering expenses.  In conjunction with the partial exercise by the underwriters, ONEOK Partners GP contributed $0.5 million in order to maintain its 2 percent general partner interest in us.

As a result of these transactions, ONEOK and its subsidiaries now hold an aggregate 45.1 percent interest in us.

We used the proceeds from the sale of common units and the general partner contributions to repay borrowings under our Partnership Credit Agreement and for general partnership purposes.

Cash Distributions - For the six months ended June 30, 2009, cash distributions included $45.5 million paid to our general partner, of which $40.6 million was related to incentive distributions.  These distributions pertained to the fourth quarter of 2008 and first quarter of 2009.  In July 2009, we declared a cash distribution of $1.08 per unit ($4.32 per unit on an annualized basis) for the second quarter of 2009.  The distribution will be paid on August 14, 2009, to unitholders of record as of July 31, 2009.

For the six months ended June 30, 2008, cash distributions included $35.3 million paid to our general partner, of which $30.9 million was related to incentive distributions.  These distributions pertained to the fourth quarter of 2007 and first quarter of 2008.

F.           CREDIT FACILITIES

Our Partnership Credit Agreement, which expires in March 2012, contains certain financial and other typical covenants as discussed in Note H of the Notes to Consolidated Financial Statements in our Annual Report.  Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as adjusted for all non-cash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5 to 1.  At June 30, 2009, our ratio of indebtedness to adjusted EBITDA was 4.3 to 1, and we were in compliance with all covenants under our Partnership Credit Agreement.

At June 30, 2009, we had $360 million of borrowings outstanding and $586.5 million of credit available under our Partnership Credit Agreement.  At June 30, 2009, we had a total of $49.2 million issued in letters of credit outside of the Partnership Credit Agreement.

Borrowings under our Partnership Credit Agreement are short term in nature, ranging from one day to six months.  Accordingly, these borrowings are classified as short-term notes payable.

G.           LONG-TERM DEBT

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

The terms of the 2019 Notes are governed by an indenture, dated as of September 25, 2006, between us and Wells Fargo Bank, N.A., as trustee, as supplemented by the Fifth Supplemental Indenture, dated March 3, 2009 (Indenture).  The Indenture does not limit the aggregate principal amount of debt securities that may be issued and provides that debt securities may be issued from time to time in one or more additional series.  The Indenture contains covenants including, among other provisions, limitations on our ability to place liens on our property or assets and to sell and leaseback our property.

The 2019 Notes will mature on March 1, 2019.  We will pay interest on the 2019 Notes on March 1 and September 1 of each year.  The first payment of interest on the 2019 Notes will be made on September 1, 2009.  Interest on the 2019 Notes accrues from March 3, 2009, which was the issuance date.

H.           COMMITMENTS AND CONTINGENCIES

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

Our expenditures for environmental evaluation, mitigation and remediation to date have not been significant in relation to our financial position or results of operations, and there were no material effects upon earnings or cash flows during the three and six months ended June 30, 2009 and 2008 related to compliance with environmental regulations.

I.           PROPERTY, PLANT AND EQUIPMENT

The following table sets forth our property, plant and equipment, by segment, for the periods indicated.

	June 30,	December 31,
	2009	2008
	(Thousands of dollars)
Non-Regulated
Natural Gas Gathering and Processing	$1,409,985	$1,368,223
Natural Gas Pipelines	168,191	167,625
Natural Gas Liquids Gathering and Fractionation	903,776	879,047
Other	40,132	50,474
Regulated
Natural Gas Pipelines	1,490,628	1,460,764
Natural Gas Liquids Pipelines	2,136,972	1,882,546
Property, plant and equipment	6,149,684	5,808,679
Accumulated depreciation and amortization	930,031	875,279
Net property, plant and equipment	$5,219,653	$4,933,400

Property, plant and equipment on our Consolidated Balance Sheets includes construction work in process for capital projects that have not yet been put in service and therefore are not being depreciated.  The following table sets forth our construction work in process, by segment, for the periods indicated.

	June 30,	December 31,
	2009	2008
	(Thousands of dollars)
Natural Gas Gathering and Processing	$71,917	$135,252
Natural Gas Pipelines	30,024	107,686
Natural Gas Liquids Gathering and Fractionation	91,791	121,007
Natural Gas Liquids Pipelines	599,593	445,836
Other	560	197
Total construction work in process	$793,885	$809,978

J.           SEGMENTS

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

Accounting Policies - The accounting policies of the segments are the same as those described in Note A and Note L of the Notes to Consolidated Financial Statements in our Annual Report.  Intersegment and affiliate sales are recorded on the same basis as sales to unaffiliated customers.  Net margin is comprised of total revenues less cost of sales and fuel.  Cost of sales and fuel includes commodity purchases, fuel and transportation costs.

Customers - For the six months ended June 30, 2009, we had no single unaffiliated customer from which we received 10 percent or more of our consolidated revenues.  We had one unaffiliated customer from which we received $140.4 million, or approximately 10 percent, of our consolidated revenues, for the three months ended June 30, 2009.  We had one unaffiliated customer from which we received $308 million and $476 million, or approximately 14 percent and 11 percent, of our consolidated revenues, for the three and six months ended June 30, 2008, respectively.  All of these revenues pertain to our Natural Gas Liquids Gathering and Fractionation segment.

For the three and six months ended June 30, 2009 and 2008, sales to affiliated customers were less than 10 percent of our consolidated revenues.  See Note M for additional information about our sales to affiliated customers.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated.

Three Months Ended June 30, 2009	Natural Gas Gathering and Processing	Natural Gas Pipelines (a)	Natural Gas Liquids Gathering and Fractionation	Natural Gas Liquids Pipelines (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$73,667	$51,493	$1,144,980	$19,348	$(1)	$1,289,487
Sales to affiliated customers	84,713	22,857	-	-	-	107,570
Intersegment revenues	81,721	176	8,643	36,383	(126,923)	-
Total revenues	$240,101	$74,526	$1,153,623	$55,731	$(126,924)	$1,397,057

Net margin	$86,292	$66,861	$67,714	$44,102	$(2,987)	$261,982
Operating costs	34,031	24,484	25,465	19,148	(2,621)	100,507
Depreciation and amortization	14,465	10,629	7,729	7,118	12	39,953
Gain (loss) on sale of assets	3,093	(24)	(5)	1	211	3,276
Operating income (loss)	$40,889	$31,724	$34,515	$17,837	$(167)	$124,798

Equity earnings from investments	$7,721	$5,555	$-	$912	$-	$14,188
Capital expenditures	$23,509	$16,840	$10,126	$78,420	$471	$129,366
(a) - Our Natural Gas Pipelines segment has regulated and non-regulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $60.8 million, net margin of $52.8 million and operating income of $22.7 million.

(b) - Our Natural Gas Liquids Pipelines segment’s operations are primarily regulated. Our Natural Gas Liquids Pipelines segment’s non-regulated operations were not material.

Three Months Ended June 30, 2008	Natural Gas Gathering and Processing	Natural Gas Pipelines (a)	Natural Gas Liquids Gathering and Fractionation	Natural Gas Liquids Pipelines (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$140,209	$56,050	$1,730,488	$12,824	$(1)	$1,939,570
Sales to affiliated customers	171,080	33,242	-	-	-	204,322
Intersegment revenues	227,444	504	8,616	21,952	(258,516)	-
Total revenues	$538,733	$89,796	$1,739,104	$34,776	$(258,517)	$2,143,892

Net margin	$121,120	$66,716	$67,339	$27,369	$(1,611)	$280,933
Operating costs	32,790	20,468	19,990	13,782	128	87,158
Depreciation and amortization	12,141	8,522	5,668	3,697	5	30,033
Gain (loss) on sale of assets	(6)	(35)	6	-	32	(3)
Operating income (loss)	$76,183	$37,691	$41,687	$9,890	$(1,712)	$163,739

Equity earnings from investments	$8,126	$9,153	$-	$331	$-	$17,610
Capital expenditures	$36,348	$29,766	$55,048	$136,354	$13	$257,529
(a) - Our Natural Gas Pipelines segment has regulated and non-regulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $73.4 million, net margin of $51.6 million and operating income of $27.2 million.

(b) - Our Natural Gas Liquids Pipelines segment’s operations are primarily regulated. Our Natural Gas Liquids Pipelines segment’s non-regulated operations were not material.

Six Months Ended June 30, 2009	Natural Gas Gathering and Processing	Natural Gas Pipelines (a)	Natural Gas Liquids Gathering and Fractionation	Natural Gas Liquids Pipelines (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$135,813	$100,210	$2,116,879	$43,315	$-	$2,396,217
Sales to affiliated customers	202,920	48,785	-	-	-	251,705
Intersegment revenues	151,611	323	16,349	70,063	(238,346)	-
Total revenues	$490,344	$149,318	$2,133,228	$113,378	$(238,346)	$2,647,922

Net margin	$172,344	$132,429	$126,936	$88,246	$(4,432)	$515,523
Operating costs	65,859	44,664	48,302	34,713	(3,585)	189,953
Depreciation and amortization	28,913	23,422	14,142	13,402	14	79,893
Gain (loss) on sale of assets	3,074	3	(2)	1	864	3,940
Operating income	$80,646	$64,346	$64,490	$40,132	$3	$249,617

Equity earnings from investments	$12,187	$21,763	$-	$1,460	$-	$35,410
Investments in unconsolidated affiliates	$325,306	$380,119	$-	$29,969	$-	$735,394
Total assets	$1,590,343	$1,494,282	$1,798,616	$2,153,551	$363,954	$7,400,746
Noncontrolling interests in consolidated subsidiaries	$-	$5,326	$-	$131	$15	$5,472
Capital expenditures	$52,327	$34,268	$23,131	$211,663	$471	$321,860
(a) - Our Natural Gas Pipelines segment has regulated and non-regulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $122.4 million, net margin of $104.5 million and operating income of $46.0 million.

(b) - Our Natural Gas Liquids Pipelines segment’s operations are primarily regulated. Our Natural Gas Liquids Pipelines segment’s non-regulated operations were not material.

Six Months Ended June 30, 2008	Natural Gas Gathering and Processing	Natural Gas Pipelines (a)	Natural Gas Liquids Gathering and Fractionation	Natural Gas Liquids Pipelines (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$236,790	$117,915	$3,430,558	$30,007	$-	$3,815,270
Sales to affiliated customers	326,374	61,283	-	-	-	387,657
Intersegment revenues	412,139	770	15,066	43,452	(471,427)	-
Total revenues	$975,303	$179,968	$3,445,624	$73,459	$(471,427)	$4,202,927

Net margin	$225,026	$130,411	$136,864	$58,726	$(1,569)	$549,458
Operating costs	65,887	44,048	38,621	27,185	(501)	175,240
Depreciation and amortization	23,898	16,940	11,287	7,839	11	59,975
Gain (loss) on sale of assets	(5)	(18)	18	1	32	28
Operating income (loss)	$135,236	$69,405	$86,974	$23,703	$(1,047)	$314,271

Equity earnings from investments	$15,170	$29,214	$-	$1,009	$-	$45,393
Investments in unconsolidated affiliates	$317,061	$405,939	$-	$29,952	$-	$752,952
Total assets	$1,582,926	$1,271,363	$2,096,723	$1,527,685	$390,843	$6,869,540
Noncontrolling interests in consolidated subsidiaries	$-	$5,809	$-	$88	$14	$5,911
Capital expenditures	$62,835	$51,988	$84,619	$325,080	$65	$524,587
(a) - Our Natural Gas Pipelines segment has regulated and non-regulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $150.5 million, net margin of $102.2 million and operating income of $51.0 million.

(b) - Our Natural Gas Liquids Pipelines segment’s operations are primarily regulated. Our Natural Gas Liquids Pipelines segment’s non-regulated operations were not material.

K.           UNCONSOLIDATED AFFILIATES

Equity Earnings from Investments - The following table sets forth our equity earnings from investments for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Thousands of dollars)
Northern Border Pipeline	$5,454	$8,880	$21,492	$28,661
Fort Union Gas Gathering, L.L.C.	3,805	3,464	6,015	5,759
Bighorn Gas Gathering, L.L.C.	1,824	2,005	3,910	4,323
Lost Creek Gathering Company, L.L.C.	1,312	1,797	2,202	3,082
Other	1,793	1,464	1,791	3,568
Equity earnings from investments	$14,188	$17,610	$35,410	$45,393

Unconsolidated Affiliates Financial Information - The following table sets forth summarized combined financial information of our unconsolidated affiliates for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Thousands of dollars)
Income Statement
Operating revenues	$87,951	$95,040	$194,017	$206,435
Operating expenses	$44,429	$45,201	$89,232	$88,545
Net income	$32,129	$33,927	$82,645	$89,748

Distributions paid to us	$30,142	$33,214	$63,473	$60,627

L.           LIMITED PARTNERS’ NET INCOME PER UNIT

As discussed in Note A, we adopted EITF 07-4 on January 1, 2009, which requires us to utilize the two-class method of calculating net income per unit.

Limited partners’ net income per unit is computed by dividing net income attributable to ONEOK Partners, L.P., after deducting the general partner’s allocation, by the weighted-average number of outstanding limited partner units, which includes our common and Class B limited partner units.  As discussed in Note B of the Notes to Consolidated Financial Statements in our Annual Report, ONEOK, as sole holder of our Class B units, has waived its right to receive increased quarterly distributions on the Class B units.  Because ONEOK has waived its right to increased quarterly distributions, currently each Class B unit and common unit share equally in the earnings of the Partnership and neither has any liquidation or other preferences.  ONEOK retains the option to withdraw its waiver at any time by giving us no less than 90 days advance notice.  ONEOK Partners GP owns the entire 2 percent general partnership interest in us, which entitles it to incentive distribution rights that provide for an increasing proportion of cash distributions from the partnership as the distributions made to limited partners increase above specified levels.

For purposes of our calculation of limited partners’ net income per unit, net income attributable to ONEOK Partners, L.P. is generally allocated to the general partner as follows: (i) an amount based upon the 2 percent general partner interest in net income attributable to ONEOK Partners, L.P. and (ii) the amount of the general partner’s incentive distribution rights based on the total cash distributions declared for the period.  The amount of incentive distribution allocated to our general partner totaled $21.4 million and $41.8 million for the three and six months ended June 30, 2009, respectively.

The terms of our Partnership Agreement limit the general partner’s incentive distribution to the amount of available cash calculated for the period.  As such, incentive distribution rights are not allocated on undistributed earnings or distributions in excess of earnings.  Gains resulting from interim capital transactions, as defined in our Partnership Agreement, are generally not subject to distribution; however, our Partnership Agreement provides that if such distributions were made, the incentive distribution rights would not apply.  For additional information regarding our general partner’s incentive distribution rights, see “Cash Distribution Policy” under Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, in our Annual Report.

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

We have certain contractual rights to the Bushton Plant.  Our Processing and Services Agreement with ONEOK and OBPI sets out the terms by which OBPI provides services to us at the Bushton Plant through 2012.  We have contracted for all of the capacity of the Bushton Plant from OBPI.  In exchange, we pay OBPI for all costs and expenses of the Bushton Plant, including reimbursement of a portion of OBPI’s obligations under equipment leases covering the Bushton Plant.

Under the Services Agreement with ONEOK, ONEOK Partners GP and NBP Services (Services Agreement), our operations and the operations of ONEOK and its affiliates can combine or share certain common services in order to operate more efficiently and cost-effectively.  Under the Services Agreement, ONEOK provides to us similar services that it provides to its affiliates, including those services required to be provided pursuant to our Partnership Agreement.  ONEOK Partners GP operates our interstate natural gas pipeline assets according to each pipeline’s operating agreement.  ONEOK Partners GP may purchase services from ONEOK and its affiliates pursuant to the terms of the Services Agreement.  ONEOK Partners GP has no employees and utilizes the services of ONEOK and ONEOK Services Company to fulfill its operating obligations.

ONEOK and its affiliates provide a variety of services to us under the Services Agreement, including cash management and financial services, employee benefits provided through ONEOK’s benefit plans, administrative services, insurance and office space leased in ONEOK’s headquarters building and other field locations.  Where costs are specifically incurred on behalf of one of our affiliates, the costs are billed directly to us by ONEOK.  In other situations, the costs may be allocated to us through a variety of methods, depending upon the nature of the expense and activities.  For example, a service that applies equally to all employees is allocated based upon the number of employees.  However, an expense benefiting the consolidated company but having no direct basis for allocation is allocated by the modified Distrigas method, a method using a combination of ratios that includes gross plant and investment, earnings before interest and taxes and payroll expense.  It is not practicable to determine what these general overhead costs would be on a stand-alone basis.  All costs directly charged or allocated to us are included in our Consolidated Statements of Income.

Our derivative contracts with OES are discussed under “Credit Risk” in Note C.

The following table sets forth the transactions with related parties for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Thousands of dollars)
Revenues	$107,570	$204,322	$251,705	$387,657

Expenses
Cost of sales and fuel	$9,416	$24,731	$26,054	$60,060
Administrative and general expenses	49,855	43,333	98,478	90,234
Total expenses	$59,271	$68,064	$124,532	$150,294

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to Consolidated Financial Statements in this Quarterly Report, as well as our Annual Report.

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

Outlook - We expect challenging economic conditions to persist for the remainder of 2009 and into 2010, compared with 2008, when we experienced unprecedented drilling activity, supply growth and commodity price levels for natural gas, NGLs and crude oil.  We anticipate that lower commodity prices will continue to result in reduced drilling activity, and current economic conditions will result in reduced demand for NGL products from the petrochemical industry.  Although we have been able to access the capital markets for our debt and equity needs in 2009, we expect continued volatility and possible disruption in the financial markets, which could limit our access to those markets or increase the cost of issuing new securities in the future.  We expect that depressed commodity prices and tighter capital markets will result in the sale or consolidation of underperforming assets in the industry, which may present opportunities for us.

Operating Results - Limited partners’ net income per unit decreased to $0.81 for the three months ended June 30, 2009, compared with $1.46 for the same period in 2008.  For the six-month period, limited partners’ net income per unit decreased to $1.66 from $2.94 for the same period last year.  The decrease in limited partners’ net income per unit for the three- and six-month periods is primarily due to the following:
•	a decrease in net margin primarily due to:
-	significantly lower realized commodity prices in our Natural Gas Gathering and Processing segment;
-	narrower NGL product price differentials in our Natural Gas Liquids Gathering and Fractionation segment; and
-	the impact of lower natural gas prices on retained fuel in our Natural Gas Pipelines segment;
partially offset by
-
increased NGL throughput primarily associated with the completion of the Overland Pass Pipeline and related expansion projects, as well as new supply connections in our Natural Gas Liquids Gathering and Fractionation segment and Natural Gas Liquids Pipelines segment;

-	incremental natural gas transportation margins from the Guardian Pipeline expansion and extension that was completed in February 2009 in our Natural Gas Pipelines segment; and
-	higher volumes processed and sold for the six months ended June 30, 2009, in our Natural Gas Gathering and Processing segment.
•
an increase in operating costs at our fractionation facilities, which included incremental operating expenses associated with the recently expanded Bushton Plant that resumed operations in the third quarter of 2008, and due to the operations of Overland Pass Pipeline that began in the fourth quarter of 2008;

•	an increase in depreciation expense associated with our completed capital projects; and
•	an increase in interest expense primarily due to increased borrowings to fund our capital projects.

Equity Issuance - In June 2009, we completed an underwritten public offering of 5,000,000 common units at $45.81 per common unit, generating net proceeds of approximately $219.9 million after deducting underwriting discounts but before offering expenses.  In conjunction with the public offering of common units, ONEOK Partners GP contributed $4.7 million in order to maintain its 2 percent general partner interest in us.

In July 2009, we sold an additional 486,690 common units at $45.81 per common unit to the underwriters of the public offering upon the partial exercise of their option to purchase additional common units to cover over-allotments.  We received net proceeds of approximately $21.4 million from the sale of the common units after deducting underwriting discounts but before offering expenses.  In conjunction with the partial exercise by the underwriters, ONEOK Partners GP contributed $0.5 million in order to maintain its 2 percent general partner interest in us.

As a result of these transactions, ONEOK and its subsidiaries now hold an aggregate 45.1 percent interest in us.

We used the proceeds from the sale of common units and the general partner contributions to repay borrowings under our Partnership Credit Agreement and for general partnership purposes.

Debt Issuance - In March 2009, we completed an underwritten public offering of $500 million aggregate principal amount of 8.625 percent Senior Notes due 2019.  We used the proceeds from the offering to repay indebtedness outstanding under our Partnership Credit Agreement.

Cash Distributions - In July 2009, we declared a cash distribution of $1.08 per unit ($4.32 per unit on an annualized basis), an increase of approximately 2 percent over the $1.06 per unit declared in July 2008.

Capital Projects - The following projects were placed in service during the first six months of 2009:
•	Guardian Pipeline’s expansion and extension project;
•	D-J Basin lateral pipeline; and
•	Williston Basin gas processing plant expansion.

Capital expenditures in 2009 are expected to be significantly lower than in 2008, when we spent approximately $1.3 billion.  We plan to spend approximately $570 million on capital expenditures in 2009, of which approximately $509 million is for growth projects.

CAPITAL PROJECTS

Overland Pass Pipeline - In November 2008, Overland Pass Pipeline Company completed construction of a 760-mile natural gas liquids pipeline from Opal, Wyoming, to the Mid-Continent natural gas liquids market center in Conway, Kansas.  The Overland Pass Pipeline is designed to transport approximately 110 MBbl/d of unfractionated NGLs and can be increased to approximately 255 MBbl/d with additional pump facilities.  At the end of the second quarter 2009, approximately 85 MBbl/d were flowing on Overland Pass Pipeline.  Overland Pass Pipeline Company is a joint venture between us and a subsidiary of The Williams Companies, Inc. (Williams).  We own 99 percent of the joint venture and are currently operating the pipeline.  On or before November 17, 2010, Williams has the option to increase its ownership in Overland Pass Pipeline Company, which includes the Piceance Lateral and D-J Basin Lateral pipeline projects, up to 50 percent, with the purchase price being determined in accordance with the joint venture’s operating agreement.  If Williams exercises its option to increase its ownership to the full 50 percent, Williams would have the option to become operator.  If Williams does not elect to increase its ownership to at least 10 percent, we will have the right, but not the obligation, to purchase Williams’ entire ownership interest, with the purchase price being determined in accordance with the joint venture’s operating agreement.  The pipeline project cost approximately $575 million, excluding AFUDC.

As part of a long-term agreement, Williams dedicated its NGL production from two of its natural gas processing plants in Wyoming, estimated to be approximately 70 MBbl/d, to the Overland Pass Pipeline.  We provide downstream fractionation, storage and transportation services to Williams.  We have also reached agreements with certain producers for supply commitments from the D-J Basin and Piceance Lateral pipelines for up to an additional 80 MBbl/d, and we are negotiating agreements with other producers for supply commitments that could add an additional 60 MBbl/d of supply to this pipeline within the next three to five years.

We also invested approximately $239 million, excluding AFUDC, to expand our existing fractionation and storage capabilities and to increase the capacity of our natural gas liquids distribution pipelines.  Part of this expansion included adding new fractionation facilities at our Bushton, Kansas location, which increased the total fractionation capacity at the Bushton facility to 150 MBbl/d from 80 MBbl/d.  The addition of the new facilities and the upgrade to the existing fractionator were completed in October 2008.  Additionally, portions of our natural gas liquids distribution pipeline upgrades were completed in the second and third quarters of 2008.  Overland Pass Pipeline Company is included in our Natural Gas Liquids Pipelines segment, while the associated expansions are included in our Natural Gas Liquids Gathering and Fractionation segment and Natural Gas Liquids Pipelines segment.

Piceance Lateral Pipeline - In October 2008, Overland Pass Pipeline Company began construction of a 150-mile lateral pipeline with capacity to transport as much as 100 MBbl/d of unfractionated NGLs from the Piceance Basin in Colorado to the Overland Pass Pipeline.  Williams will dedicate its NGL production from an existing natural gas processing plant and a new natural gas processing plant, with estimated volumes totaling approximately 30 MBbl/d, to be transported by the lateral pipeline.  We continue to negotiate with other producers for supply commitments.  Construction is expected to be completed during the third quarter of 2009.  The project is currently estimated to cost in the range of $110 million to $140 million, excluding AFUDC.  This project is in our Natural Gas Liquids Pipelines segment.

D-J Basin Lateral Pipeline - In March 2009, Overland Pass Pipeline Company placed in service the 125-mile natural gas liquids lateral pipeline from the Denver-Julesburg Basin in northeastern Colorado to the Overland Pass Pipeline.  The pipeline has capacity to transport as much as 55 MBbl/d of unfractionated NGLs.  The project cost was approximately $70 million, excluding AFUDC.  Volumes are expected to exceed 31 MBbl/d during the third quarter of 2009, with the potential for an additional 10 MBbl/d from new drilling and plant upgrades in the next two years.  This project is in our Natural Gas Liquids Pipelines segment.

Arbuckle Natural Gas Liquids Pipeline - In July 2009, we completed construction of the 440-mile Arbuckle pipeline project, a natural gas liquids pipeline system that delivers unfractionated NGLs from points in southern Oklahoma and Texas to the Texas Gulf Coast.  The Arbuckle pipeline system has the capacity to transport 160 MBbl/d of unfractionated NGLs, expandable to 210 MBbl/d with additional pump facilities, and connects our existing Mid-Continent infrastructure with our fractionation facility in Mont Belvieu, Texas, and other Gulf Coast region fractionators.  We have NGL production dedicated from existing and new natural gas processing plants that we expect will be sufficient to fill the 210 MBbl/d capacity level over the next three to five years.

The demand for surface easements increased dramatically in Texas and Oklahoma over the last two years because of increased oil and natural gas exploration and production activities, as well as pipeline construction.  As previously reported, project costs have been more expensive than originally estimated due to delays associated with right-of-way acquisition and difficult construction conditions associated with several weeks of heavy spring rains, resulting in greatly reduced construction productivity.  We have also experienced increased costs due to a number of scope changes, arising primarily from additional supply development opportunities.  We currently estimate project costs will be approximately $490 million, excluding AFUDC. We began filling the pipeline with product in July 2009, and expect to place the project in service in August 2009, with volumes reaching 65 MBbl/d by the end of the third quarter of 2009.  This project is in our Natural Gas Liquids Pipelines segment.

Williston Basin Gas Processing Plant Expansion - The expansion of our Grasslands natural gas processing facility in North Dakota was placed in service in March 2009.  The expansion increased processing capacity to approximately 100 MMcf/d from its previous capacity of 63 MMcf/d and increased fractionation capacity to approximately 12 MBbl/d from 8 MBbl/d.  The cost of the project was approximately $46 million, excluding AFUDC.  This project is in our Natural Gas Gathering and Processing segment.

Guardian Pipeline Expansion and Extension - In February 2009, we completed the 119-mile extension of our Guardian Pipeline.  The pipeline has capacity to transport 537 MMcf/d of natural gas north from Ixonia, Wisconsin, to the Green Bay, Wisconsin, area.  The project is supported by 15-year shipper commitments with We Energies and Wisconsin Public Service Corporation, and the capacity is close to fully subscribed.  The project cost approximately $325 million, excluding AFUDC.  This project is in our Natural Gas Pipelines segment.

IMPACT OF NEW ACCOUNTING STANDARDS

Information about the impact of the following new accounting standards is included in Note A of the Notes to Consolidated Financial Statements in this Quarterly Report:
•	Statement 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51;”
•	Statement 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133;”
•	Statement 157, “Fair Value Measurements;”
•	EITF 07-4, “Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships;”
•	FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments;”
•	Statement 165, “Subsequent Events;” and
•	Statement 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”

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

Information about our critical accounting estimates is included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in our Annual Report.

Impairment of Goodwill - We assess our goodwill for impairment at least annually.  Our July 1, 2009, impairment test will be completed in the third quarter of 2009.  As part of our impairment test, an initial assessment is made by comparing the fair value of a reporting unit with its book value, including goodwill.  To estimate the fair value of our reporting units, we use two generally accepted valuation approaches, an income approach and a market approach.  Under the income approach, we use anticipated cash flows over a period of years plus a terminal value and discount these amounts to their present value using appropriate rates of return.  Under the market approach, we apply multiples to forecasted EBITDA amounts.  The multiples used are consistent with historical asset transactions, and the EBITDA amounts are based on average EBITDA for a reporting unit over a three-year forecasted period.

There were no impairment charges resulting from our July 1, 2008, impairment test.  As a result of events in the financial markets and deteriorating economic conditions following our July 1, 2008, impairment test, we performed subsequent reviews and determined that interim testing of goodwill was not indicated.  Our estimates of fair value significantly exceeded the book value of our reporting units in our July 1, 2008, impairment test and our subsequent reviews.  Even if the estimated fair values used in our impairment test were reduced by 10 percent, no impairment changes would have resulted from our July 1, 2008, impairment test.  At June 30, 2009, and December 31, 2008, we had $396.7 million of goodwill recorded on our Consolidated Balance Sheets.

Derivatives and Risk Management - We utilize financial instruments to reduce our market risk exposure to commodity price and interest rate fluctuations and to achieve more predictable cash flows.  We do not believe that changes in our fair value estimates of our derivative instruments have a material impact on our results of operations, as the majority of our derivatives are accounted for as cash flow hedges for which ineffectiveness is not material.  See Notes B and C of the Notes to Consolidated Financial Statements in this Quarterly Report for additional discussion of our fair value measurements and derivatives and risk management activities.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected consolidated financial results for the periods indicated.

	Three Months Ended		Six Months Ended		Increase (Decrease)		Increase (Decrease)
	June 30,		June 30,		Three Months		Six Months
Financial Results	2009	2008	2009	2008	2009 vs. 2008		2009 vs. 2008
	(Millions of dollars)
Revenues	$1,397.1	$2,143.9	$2,647.9	$4,202.9	$(746.8)	(35%)	$(1,555.0)	(37%)
Cost of sales and fuel	1,135.1	1,863.0	2,132.3	3,653.4	(727.9)	(39%)	(1,521.1)	(42%)
Net margin	262.0	280.9	515.6	549.5	(18.9)	(7%)	(33.9)	(6%)
Operating costs	100.5	87.2	190.0	175.2	13.3	15%	14.8	8%
Depreciation and amortization	40.0	30.0	79.9	60.0	10.0	33%	19.9	33%
Gain on sale of assets	3.3	-	3.9	-	3.3	100%	3.9	100%
Operating income	$124.8	$163.7	$249.6	$314.3	$(38.9)	(24%)	$(64.7)	(21%)

Equity earnings from investments	$14.2	$17.6	$35.4	$45.4	$(3.4)	(19%)	$(10.0)	(22%)
Allowance for equity funds used during construction	$9.5	$11.7	$18.5	$20.2	$(2.2)	(19%)	$(1.7)	(8%)
Other income, net	$3.0	$0.6	$1.4	$0.6	$2.4	*	$0.8	*
Interest expense	$(50.9)	$(34.7)	$(101.8)	$(73.2)	$16.2	47%	$28.6	39%
Capital expenditures	$129.4	$257.5	$321.9	$524.6	$(128.1)	(50%)	$(202.7)	(39%)
* Percentage change is greater than 100 percent.

Net margin decreased for the three and six months ended June 30, 2009, compared with the same period last year, primarily due to the following:
•	significantly lower realized commodity prices in our Natural Gas Gathering and Processing segment;
•	narrower product price differentials in our Natural Gas Liquids Gathering and Fractionation segment; and
•	the impact of lower natural gas prices on retained fuel in our Natural Gas Pipelines segment; partially offset by
•
increased NGL throughput primarily associated with the completion of the Overland Pass Pipeline and related expansion projects, as well as new supply connections in our Natural Gas Liquids Gathering and Fractionation segment and Natural Gas Liquids Pipelines segment;

•	incremental natural gas transportation margins from the Guardian Pipeline expansion and extension that was completed in February 2009 in our Natural Gas Pipelines segment; and
•	higher volumes processed and sold for the six months ended June 30, 2009, in our Natural Gas Gathering and Processing segment.

Operating costs increased for the three and six months ended June 30, 2009, compared with the same periods last year, primarily due to higher operating costs at our fractionation facilities, which included incremental operating expenses associated with the recently expanded Bushton Plant that resumed operations in the third quarter of 2008, and due to the operations of Overland Pass Pipeline that began in the fourth quarter of 2008.

Depreciation and amortization increased for the three and six months ended June 30, 2009, compared with the same periods last year, primarily due to higher depreciation expense associated with our completed capital projects.

Equity earnings from investments decreased for the three and six months ended June 30, 2009, compared with the same periods last year, primarily due to lower subscription volumes and rates on Northern Border Pipeline and decreased earnings from lower volumes gathered in our Natural Gas Gathering and Processing segment’s equity investments.

Interest expense increased for the three and six months ended June 30, 2009, compared with the same periods last year, primarily due to increased borrowings to fund our capital projects.

Capital expenditures decreased for the three and six months ended June 30, 2009, compared with the same periods last year, primarily due to the completion of the Overland Pass Pipeline and related expansion projects, the Williston Basin gas processing plant expansion and the Guardian Pipeline expansion and extension.

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

Selected Financial Results - The following table sets forth certain selected financial results for our Natural Gas Gathering and Processing segment for the periods indicated.

	Three Months Ended		Six Months Ended		Increase (Decrease)		Increase (Decrease)
	June 30,		June 30,		Three Months		Six Months
Financial Results	2009	2008	2009	2008	2009 vs. 2008		2009 vs. 2008
	(Millions of dollars)
NGL and condensate sales	$129.2	$259.3	$247.0	$471.0	$(130.1)	(50%)	$(224.0)	(48%)
Residue gas sales	74.0	240.5	166.0	427.2	(166.5)	(69%)	(261.2)	(61%)
Gathering, compression, dehydration and processing fees and other revenue	36.9	38.9	77.3	77.1	(2.0)	(5%)	0.2	0%
Cost of sales and fuel	153.8	417.6	318.0	750.3	(263.8)	(63%)	(432.3)	(58%)
Net margin	86.3	121.1	172.3	225.0	(34.8)	(29%)	(52.7)	(23%)
Operating costs	34.0	32.8	65.9	65.9	1.2	4%	-	0%
Depreciation and amortization	14.5	12.1	28.9	23.9	2.4	20%	5.0	21%
Gain on sale of assets	3.1	-	3.1	-	3.1	100%	3.1	100%
Operating income	$40.9	$76.2	$80.6	$135.2	$(35.3)	(46%)	$(54.6)	(40%)

Equity earnings from investments	$7.7	$8.1	$12.2	$15.2	$(0.4)	(5%)	$(3.0)	(20%)
Capital expenditures	$23.5	$36.3	$52.3	$62.8	$(12.8)	(35%)	$(10.5)	(17%)

Net margin decreased for the three months ended June 30, 2009, compared with the same period last year, primarily as a result of a decrease of $34.0 million due to lower realized commodity prices.

Net margin decreased for the six months ended June 30, 2009, compared with the same period last year, primarily as a result of the following:
•	a decrease of $61.4 million due to lower realized commodity prices; partially offset by
•	an increase of $7.4 million due to higher volumes processed and sold.

Depreciation and amortization increased for the three and six months ended June 30, 2009, compared with the same periods last year, primarily as a result of higher depreciation expense associated with our completed capital projects.

Gain on the sale of assets increased for the three and six months ended June 30, 2009, compared with the same periods last year, due to the sale of excess compression equipment.

Equity earnings from investments decreased for the six months ended June 30, 2009, compared with the same period last year, primarily as a result of decreased earnings from lower volumes gathered in our equity investments.

Capital expenditures decreased for the three and six months ended June 30, 2009, compared with the same periods last year, primarily due to the completion of a pipeline project in the Mid-Continent region and the Williston Basin gas processing plant expansion.

Selected Operating Information - The following tables set forth selected operating information for our Natural Gas Gathering and Processing segment for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information (a)	2009	2008	2009	2008
Natural gas gathered (BBtu/d)	1,130	1,185	1,147	1,188
Natural gas processed (BBtu/d)	658	651	655	637
NGL sales (MBbl/d)	42	40	41	39
Residue gas sales (BBtu/d)	291	281	288	279
Realized composite NGL sales price ($/gallon)	$0.69	$1.49	$0.67	$1.41
Realized condensate sales price ($/Bbl)	$72.15	$102.77	$67.04	$95.82
Realized residue gas sales price ($/MMBtu)	$2.79	$9.42	$3.18	$8.41
Realized gross processing spread ($/MMBtu)	$6.34	$6.69	$6.34	$7.06
(a) - Includes volumes for consolidated entities only.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information (a)	2009	2008	2009	2008
Percent of proceeds
Wellhead purchases (MMBtu/d)	56,788	69,389	58,632	69,960
NGL sales (Bbl/d)	5,346	5,111	5,210	4,960
Residue gas sales (MMBtu/d)	41,054	36,947	38,979	36,776
Condensate sales (Bbl/d)	1,825	1,844	1,925	1,833
Percentage of total net margin	49%	64%	49%	62%
Fee-based
Wellhead volumes (MMBtu/d)	1,130,169	1,184,654	1,146,681	1,188,169
Average rate ($/MMBtu)	$0.31	$0.26	$0.30	$0.26
Percentage of total net margin	36%	21%	36%	22%
Keep-whole
NGL shrink (MMBtu/d)	18,874	22,433	18,528	22,970
Plant fuel (MMBtu/d)	2,166	2,313	2,174	2,400
Condensate shrink (MMBtu/d)	2,042	2,242	2,113	2,127
Condensate sales (Bbl/d)	413	454	428	430
Percentage of total net margin	15%	15%	15%	16%
(a) - Includes volumes for consolidated entities only.

Commodity Price Risk - The following tables set forth our Natural Gas Gathering and Processing segment’s hedging information for the remainder of 2009 and for the year ending December 31, 2010, as of August 4, 2009.

	Six Months Ending
	December 31, 2009
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (Bbl/d) (a)	6,445	$1.08	/ gallon	75%
Condensate (Bbl/d) (a)	1,449	$2.18	/ gallon	72%
Total (Bbl/d)	7,894	$1.29	/ gallon	74%
Natural gas (MMBtu/d)	8,753	$4.20	/ MMBtu	45%
(a) - Hedged with fixed-price swaps.

	Year Ending
	December 31, 2010
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (Bbl/d) (a)	451	$1.37	/ gallon	5%
Condensate (Bbl/d) (a)	1,072	$1.70	/ gallon	49%
Total (Bbl/d)	1,523	$1.60	/ gallon	14%
Natural gas (MMBtu/d)	7,828	$5.71	/ MMBtu	37%
(a) - Hedged with fixed-price swaps.

See Note C of the Notes to Consolidated Financial Statements in this Quarterly Report for more information on our hedging activities.

Commodity price risk related to estimated physical sales of commodities in our Natural Gas Gathering and Processing segment is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at June 30, 2009.  Our condensate sales are based on the price of crude oil.  We estimate the following:
•	a $0.01 per gallon decrease in the composite price of NGLs would decrease annual net margin by approximately $1.2 million;
•	a $1.00 per barrel decrease in the price of crude oil would decrease annual net margin by approximately $1.0 million; and
•	a $0.10 per MMBtu decrease in the price of natural gas would decrease annual net margin by approximately $0.7 million.

The above estimates of commodity price risk exclude the effects of hedging and assume normal operating conditions.  Further, these estimates do not include any effects on demand for our services or changes in operations that might result from, or arise in conjunction with, price changes.  For example, a change in the gross processing spread may cause a change in the amount of ethane we extract from the natural gas stream, impacting gathering and processing margins.

Natural Gas Pipelines

Overview - Our Natural Gas Pipelines segment primarily owns and operates regulated natural gas transmission pipelines, natural gas storage facilities and non-processable natural gas gathering facilities.  We also provide interstate natural gas transportation and storage service in accordance with Section 311(a) of the Natural Gas Policy Act.

Our interstate natural gas pipeline assets transport natural gas through FERC-regulated interstate natural gas pipelines in North Dakota, Minnesota, Wisconsin, Illinois, Indiana, Kentucky, Tennessee, Oklahoma, Texas and New Mexico.  Our interstate pipelines include:
•
Midwestern Gas Transmission, which is a bi-directional system that interconnects with Tennessee Gas Transmission Company near Portland, Tennessee, and with several interstate pipelines near Joliet, Illinois;

•
Viking Gas Transmission Company, which transports natural gas from an interconnection with TransCanada near Emerson, Manitoba, to an interconnection with ANR Pipeline Company near Marshfield, Wisconsin;

•	Guardian Pipeline interconnects with several pipelines in Joliet, Illinois, and with local distribution companies in Wisconsin; and
•	OkTex Pipeline, which has interconnects in Oklahoma, New Mexico and Texas.

Our intrastate natural gas pipeline assets in Oklahoma have access to the major natural gas producing areas and transport natural gas throughout the state.  We also have access to the major natural gas producing area in south central Kansas.  In Texas, our intrastate natural gas pipelines are connected to the major natural gas producing areas in the Texas panhandle and the Permian Basin and transport natural gas to the Waha Hub, where other pipelines may be accessed for transportation east to the Houston Ship Channel market, north to the Mid-Continent market and west to the California market.

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

	Three Months Ended		Six Months Ended		Increase (Decrease)		Increase (Decrease)
	June 30,		June 30,		Three Months		Six Months
Financial Results	2009	2008	2009	2008	2009 vs. 2008		2009 vs. 2008
	(Millions of dollars)
Transportation revenues	$53.8	$62.6	$110.4	$125.3	$(8.8)	(14%)	$(14.9)	(12%)
Storage revenues	15.0	17.9	29.3	32.3	(2.9)	(16%)	(3.0)	(9%)
Gas sales and other revenues	5.7	9.3	9.6	22.4	(3.6)	(39%)	(12.8)	(57%)
Cost of sales	7.7	23.1	16.9	49.6	(15.4)	(67%)	(32.7)	(66%)
Net margin	66.8	66.7	132.4	130.4	0.1	0%	2.0	2%
Operating costs	24.5	20.5	44.7	44.0	4.0	20%	0.7	2%
Depreciation and amortization	10.6	8.5	23.4	17.0	2.1	25%	6.4	38%
Operating income	$31.7	$37.7	$64.3	$69.4	$(6.0)	(16%)	$(5.1)	(7%)

Equity earnings from investments	$5.6	$9.2	$21.8	$29.2	$(3.6)	(39%)	$(7.4)	(25%)
Allowance for equity funds used during construction	$0.2	$2.4	$1.3	$4.5	$(2.2)	(92%)	$(3.2)	(71%)
Capital expenditures	$16.8	$29.8	$34.3	$52.0	$(13.0)	(44%)	$(17.7)	(34%)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information (a)	2009	2008	2009	2008
Natural gas transportation capacity contracted (MMcf/d)	5,264	4,816	5,205	4,883
Average natural gas price
Mid-Continent region ($/MMBtu)	$2.66	$9.20	$3.05	$8.19
(a) - Includes volumes for consolidated entities only.

The change in net margin for the three and six months ended June 30, 2009, compared with the same periods last year was primarily as a result of the following:
•
an increase of $8.3 million and $13.2 million, respectively, from higher natural gas transportation margins, primarily as a result of incremental net margin from the Guardian Pipeline expansion and extension that was completed in February 2009; partially offset by

•	a decrease of $7.4 million and $11.7 million, respectively, from the impact of lower natural gas prices on retained fuel.

Operating costs increased for the three months ended June 30, 2009, compared with the same period last year, primarily due to increased general taxes from the Guardian Pipeline expansion and extension that was completed in February 2009 and increased employee-related costs.

Depreciation and amortization increased for the three and six months ended June 30, 2009, compared with the same periods last year, primarily as a result of higher depreciation expense due to our completed capital projects.

Equity earnings from investments decreased for the three and six months ended June 30, 2009, compared with the same periods last year, primarily due to lower subscription volumes and rates on Northern Border Pipeline.

Allowance for equity funds used during construction and capital expenditures decreased for the three and six months ended June 30, 2009, compared with the same periods last year, primarily due to the Guardian Pipeline expansion and extension that was constructed during 2008 and has since been completed.  See discussion of the Guardian Pipeline expansion beginning on page 24.

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

Revenues for this segment are primarily derived from exchange services, optimization and marketing, isomerization and storage.
•
Our exchange services business primarily collects fees to gather, fractionate and treat unfractionated NGLs, thereby converting them into NGL products that are stored and shipped to a market center or customer-designated location.

•
Our optimization and marketing business utilizes our assets, contract portfolio and market knowledge to capture locational and seasonal price differentials.  We move NGL products between Conway, Kansas, and Mont Belvieu, Texas, in order to capture the locational price differentials between the two market centers.  Our NGL storage facilities are also utilized to capture seasonal price variances.

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

	Three Months Ended		Six Months Ended		Increase (Decrease)		Increase (Decrease)
	June 30,		June 30,		Three Months		Six Months
Financial Results	2009	2008	2009	2008	2009 vs. 2008		2009 vs. 2008
	(Millions of dollars)
NGL and condensate sales	$1,066.9	$1,652.1	$1,962.1	$3,278.2	$(585.2)	(35%)	$(1,316.1)	(40%)
Storage and fractionation revenues	86.7	87.0	171.1	167.5	(0.3)	(0%)	3.6	2%
Cost of sales and fuel	1,085.9	1,671.8	2,006.3	3,308.8	(585.9)	(35%)	(1,302.5)	(39%)
Net margin	67.7	67.3	126.9	136.9	0.4	1%	(10.0)	(7%)
Operating costs	25.5	20.0	48.3	38.6	5.5	28%	9.7	25%
Depreciation and amortization	7.7	5.6	14.1	11.3	2.1	38%	2.8	25%
Operating income	$34.5	$41.7	$64.5	$87.0	$(7.2)	(17%)	$(22.5)	(26%)

Capital expenditures	$10.1	$55.0	$23.1	$84.6	$(44.9)	(82%)	$(61.5)	(73%)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information	2009	2008	2009	2008
NGLs gathered (MBbl/d)	303	285	284	267
NGL sales (MBbl/d)	401	265	391	275
NGLs fractionated (MBbl/d)	479	371	472	381
Conway-to-Mont Belvieu OPIS average price differential
Ethane ($/gallon)	$0.12	$0.13	$0.10	$0.11

The change in net margin for the three months ended June 30, 2009, compared with the same period last year, was primarily as a result of the following:
•	an increase of $20.3 million due to increased volumes, primarily associated with the completion of the Overland Pass Pipeline and related expansion projects, as well as new supply connections;
•	an increase of $2.0 million due to higher storage margins as a result of contract renegotiations; partially offset by
•	a decrease of $14.8 million related to higher tariff costs paid to our Natural Gas Liquids Pipeline segment; and
•	a decrease of $7.1 million related to narrower NGL product price differentials.

Net margin decreased for the six months ended June 30, 2009, compared with the same period last year, primarily as a result of the following:
•	a decrease of $28.0 million due to narrower NGL product price differentials; and
•	a decrease of $25.6 million related to higher tariff costs paid to Natural Gas Liquids Pipeline segment; partially offset by
•	an increase of $41.6 million due to increased volumes, primarily associated with the completion of the Overland Pass Pipeline and related expansion projects, as well as new supply connections; and
•	an increase of $2.0 million due to higher storage margins as a result of contract renegotiations.

Operating costs increased for the three and six months ended June 30, 2009, compared with the same periods last year, primarily due to incremental operating expenses associated with the recently expanded Bushton Plant that resumed operations in the third quarter of 2008, increased outside services expenses at our other fractionators, incremental ad valorem taxes and higher employee-related costs.

Depreciation expenses increased for the three and six months ended June 30, 2009, compared with the same periods last year, primarily due to incremental expenses associated with the operation of the new and modified fractionation facilities at the Bushton Plant beginning in the third quarter of 2008.

Capital expenditures decreased for the three and six months ended June 30, 2009, compared with the same periods last year, primarily due to the completion of the fractionation and storage expansions related to the Overland Pass Pipeline, which are discussed beginning on page 24.

Natural Gas Liquids Pipelines

Overview - Our Natural Gas Liquids Pipelines segment primarily owns and operates regulated natural gas liquids gathering and distribution pipelines and associated above- and below-ground NGL storage facilities.  Our natural gas liquids gathering pipelines deliver unfractionated NGLs gathered in Oklahoma, Kansas, the Texas panhandle and the Rocky Mountain region to our Natural Gas Liquids Gathering and Fractionation segment’s Mid-Continent fractionation facilities in Oklahoma and Kansas.  Our natural gas liquids distribution pipelines deliver unfractionated NGLs and NGL products to the natural gas liquids market hubs in Conway, Kansas, and Mont Belvieu, Texas.  In addition, we own natural gas liquids distribution and refined petroleum products pipelines that connect our Mid-Continent assets with Midwest markets, including Chicago, Illinois.  We operate FERC-regulated natural gas liquids gathering and distribution pipelines in Oklahoma, Kansas, Nebraska, Missouri, Iowa, Illinois, Indiana, Texas, Wyoming and Colorado and terminal and storage facilities in Missouri, Nebraska, Iowa and Illinois.

Revenues for this segment are primarily derived from transporting product under our FERC-regulated tariffs.  Tariffs specify the rates we charge our customers and the general terms and conditions for NGL transportation service on our pipelines.  Our tariffs include specifications regarding the receipt and delivery of NGLs at points along the pipeline systems.  We generally charge tariff rates under a FERC-approved indexing methodology, which allows charging rates up to a prescribed ceiling that changes annually based on the year-to-year change in the Producer Price Index for finished goods.  The FERC also permits interstate natural gas liquids pipelines to support rates by using a cost-of-service methodology or an agreement with a pipeline’s non-affiliated shipper.

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Liquids Pipelines segment for the periods indicated.

	Three Months Ended		Six Months Ended		Increase (Decrease)		Increase (Decrease)
	June 30,		June 30,		Three Months		Six Months
Financial Results	2009	2008	2009	2008	2009 vs. 2008		2009 vs. 2008
	(Millions of dollars)
Transportation and gathering revenues	$54.8	$33.9	$108.5	$68.0	$20.9	62%	$40.5	60%
Storage revenues	0.1	0.5	1.0	3.0	(0.4)	(80%)	(2.0)	(67%)
NGL sales and other revenues	0.8	0.4	3.9	2.4	0.4	100%	1.5	63%
Cost of sales and fuel	11.7	7.4	25.2	14.7	4.3	58%	10.5	71%
Net margin	44.0	27.4	88.2	58.7	16.6	61%	29.5	50%
Operating costs	19.1	13.8	34.7	27.2	5.3	38%	7.5	28%
Depreciation and amortization	7.1	3.7	13.4	7.8	3.4	92%	5.6	72%
Operating income	$17.8	$9.9	$40.1	$23.7	$7.9	80%	$16.4	69%

Equity earnings from investments	$0.9	$0.3	$1.5	$1.0	$0.6	*	$0.5	50%
Allowance for equity funds used during construction	$9.3	$9.3	$17.1	$15.7	$-	0%	$1.4	9%
Capital expenditures	$78.4	$136.4	$211.7	$325.1	$(58.0)	(43%)	$(113.4)	(35%)
* Percentage change is greater than 100 percent.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information (a)	2009	2008	2009	2008
NGLs transported-gathering lines (MBbl/d)	174	96	168	94
NGLs transported-distribution lines (MBbl/d)	461	308	453	305
(a) - Includes volumes for consolidated entities only.

Net margin increased for the three months ended June 30, 2009, compared with the same period last year, primarily as a result of the following:
•
an increase of $18.0 million due to increased volumes, primarily associated with the completion of the Overland Pass Pipeline and related expansion projects, including tariffs received from our Natural Gas Liquids Gathering and Fractionation segment, as well as new supply connections; partially offset by

•	a decrease of $1.3 million due to lower storage margins related to the termination of certain storage contracts.

Net margin increased for the six months ended June 30, 2009, compared with the same period last year, primarily as a result of the following:
•
an increase of $31.6 million due to increased volumes, primarily associated with the completion of the Overland Pass Pipeline and related expansion projects, including tariffs received from Natural Gas Liquids Gathering and Fractionation segment, as well as new supply connections; partially offset by

•	a decrease of $2.1 million due to lower storage margins related to the termination of certain storage contracts.

Operating costs and depreciation and amortization increased for the three and six months ended June 30, 2009, compared with the same periods last year, primarily due to the operations of the Overland Pass Pipeline and related expansion projects.

Capital expenditures decreased for the three and six months ended June 30, 2009, compared with the same periods last year, primarily due to the completion of the Overland Pass Pipeline and related expansion projects, which are discussed beginning on page 24.

Contingencies

Legal Proceedings - We are a party to various litigation matters and claims that are in the normal course of our operations.  While the results of litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our consolidated results of operations, financial position or liquidity.  Additional information about our legal proceedings is included under Part II, Item 1, Legal Proceedings, of this Quarterly Report and under Part I, Item 3, Legal Proceedings, in our Annual Report.

LIQUIDITY AND CAPITAL RESOURCES

General - Part of our strategy is to grow through internally generated growth projects and acquisitions that strengthen and complement our existing assets.  We have relied primarily on operating cash flow, bank credit facilities, debt issuances and the sale of common units for our liquidity and capital resources requirements.  We fund our operating expenses, debt service and cash distributions to our limited partners and general partner primarily with operating cash flow.  We expect to continue to use these sources for liquidity and capital resource needs on both a short- and long-term basis.  We have no guarantees of debt or other similar commitments to unaffiliated parties.

During 2009, the capital markets have improved significantly from year-end 2008.  During this period, we have continued to have access to our Partnership Credit Agreement to fund our short-term liquidity needs, and we have been able to access the debt and equity markets for our long-term financing needs.

We expect challenging economic conditions to persist for the remainder of 2009 and into 2010, with downward pressures, compared with 2008, on commodity prices.  We also expect continued volatility and possible disruption in the financial markets, which could limit our access to those markets or increase the cost of issuing new securities in the future.  Our ability to continue to access capital markets for debt and equity financing under reasonable terms depends on our financial condition, credit ratings and market conditions.  We anticipate that our cash flow generated from operations, existing capital resources and ability to obtain financing will enable us to maintain our current level of operations and our planned operations, as well as capital expenditures.

Capital Structure - The following table sets forth our capitalization structure for the periods indicated.

	June 30,	December 31,
	2009	2008
Long-term debt	50%	47%
Equity	50%	53%

Debt (including notes payable)	53%	54%
Equity	47%	46%

Cash Management - We use a centralized cash management program that concentrates the cash assets of our operating subsidiaries in joint accounts for the purpose of providing financial flexibility and lowering the cost of borrowing, transaction costs and bank fees.  Our centralized cash management program provides that funds in excess of the daily needs of our operating subsidiaries are concentrated, consolidated or made available for use by other entities within our consolidated group.  Our operating subsidiaries participate in this program to the extent they are permitted pursuant to FERC regulations or our operating agreements.  Under the cash management program, depending on whether a participating subsidiary has short-term cash surpluses or cash requirements, the Intermediate Partnership provides cash to the subsidiary or the subsidiary provides cash to the Intermediate Partnership.

Short-term Liquidity - Our principal sources of short-term liquidity consist of cash generated from operating activities and borrowings under our Partnership Credit Agreement.

The total amount of short-term borrowings authorized by our general partner’s Board of Directors is $1.5 billion.  At June 30, 2009, we had $360 million of borrowings outstanding and $586.5 million available under our Partnership Credit Agreement, which expires in March 2012, and available cash and cash equivalents of approximately $31.8 million.  As of June 30, 2009, we could have issued $586.5 million of additional short- and long-term debt under the most restrictive provisions contained in our Partnership Credit Agreement.  At June 30, 2009, we had a total of $49.2 million in letters of credit issued outside of the Partnership Credit Agreement.

Our Partnership Credit Agreement contains certain financial, operational and legal covenants as discussed in Note H of the Notes to Consolidated Financial Statements in our Annual Report.  Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as adjusted for all non-cash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5 to 1.  At June 30, 2009, our ratio of indebtedness to adjusted EBITDA was 4.3 to 1, and we were in compliance with all covenants under our Partnership Credit Agreement.

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

We are subject to changes in the debt and equity markets, and there is no assurance we will be able or willing to access the public or private markets in the future.  We may choose to meet our cash requirements by utilizing some combination of cash flows from operations, borrowing under existing credit facilities, altering the timing of controllable expenditures, restricting future acquisitions and capital projects, or pursuing other debt or equity financing alternatives.  Some of these alternatives could involve higher costs or negatively affect our credit ratings, among other factors.  Based on our investment-grade credit ratings, general financial condition and market expectations regarding our future earnings and projected cash flows, we believe that we will be able to meet our cash requirements and maintain our investment-grade credit ratings.

Equity Issuance - In June 2009, we completed an underwritten public offering of 5,000,000 common units at $45.81 per common unit, generating net proceeds of approximately $219.9 million after deducting underwriting discounts but before offering expenses.  In conjunction with the public offering of common units, ONEOK Partners GP contributed $4.7 million in order to maintain its 2 percent general partner interest in us.

In July 2009, we sold an additional 486,690 common units at $45.81 per common unit to the underwriters of the public offering upon the partial exercise of their option to purchase additional common units to cover over-allotments.  We received net proceeds of approximately $21.4 million from the sale of the common units after deducting underwriting discounts but before offering expenses.  In conjunction with the partial exercise by the underwriters, ONEOK Partners GP contributed $0.5 million in order to maintain its 2 percent general partner interest in us.

As a result of these transactions, ONEOK and its subsidiaries now hold an aggregate 45.1 percent interest in us.

We used the proceeds from the sale of common units and the general partner contributions to repay borrowings under our Partnership Credit Agreement and for general partnership purposes.

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

The 2019 Notes are senior unsecured obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness, and effectively junior to all of the existing and future debt and other liabilities of our non-guarantor subsidiaries.  The 2019 Notes are nonrecourse to our general partner.  For more information regarding the 2019 Notes, refer to discussion in Note G of the Notes to Consolidated Financial Statements in this Quarterly Report.

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

Capital Expenditures - Our capital expenditures are typically financed through operating cash flows, short- and long-term debt and the issuance of equity.  Capital expenditures were $321.9 million and $524.6 million for the six months ended June 30, 2009 and 2008, respectively.  We classify expenditures that are expected to generate additional revenue or significant operating efficiencies as growth capital expenditures.  Maintenance capital expenditures are those required to maintain existing operations and do not typically generate additional revenues.  Projected 2009 capital expenditures are significantly lower than 2008 capital expenditures due to the completion of the Overland Pass Pipeline and related expansion projects, the Williston Basin gas processing plant expansion and the Guardian Pipeline expansion and extension.  Additional information about our growth capital expenditures is included under “Capital Projects” on page 24.

The following table summarizes our 2009 projected growth and maintenance capital expenditures, excluding AFUDC.

2009 Projected Capital Expenditures	Growth	Maintenance	Total
	(Millions of dollars)
Natural Gas Gathering and Processing	$87	$21	$108
Natural Gas Pipelines	63	19	82
Natural Gas Liquids Gathering and Fractionation	39	13	52
Natural Gas Liquids Pipelines	320	8	328
Total projected capital expenditures	$509	$61	$570

Investment in Northern Border Pipeline - In March 2009, we made an equity contribution of $4.3 million to Northern Border Pipeline.  Northern Border Pipeline anticipates requiring an additional equity contribution of approximately $76 million from its partners in the third quarter of 2009, of which our share will be approximately $38 million based on our 50 percent equity interest.

Credit Ratings - Our credit ratings as of June 30, 2009, are shown in the table below.

Rating Agency	Rating	Outlook
Moody’s	Baa2	Stable
S&P	BBB	Stable

Our credit ratings, which are currently investment grade, may be affected by a material change in our financial ratios or a material event affecting our business.  The most common criteria for assessment of our credit ratings are the debt-to-EBITDA ratio, interest coverage, business risk profile and liquidity.  We do not anticipate a downgrade in our credit ratings.  However, if our credit ratings were downgraded, the interest rates on borrowings under our Partnership Credit Agreement would increase, resulting in an increase in our cost to borrow funds.  An adverse rating change alone is not a default under our Partnership Credit Agreement but could trigger repurchase obligations with respect to certain of our long-term debt.  See additional discussion about our credit ratings under “Debt Covenants.”

If our repurchase obligations are triggered, we may not have sufficient cash on hand to repurchase and repay any accelerated senior notes, which may cause us to borrow money under our credit facilities or seek alternative financing sources to finance the repurchases and repayment.  We could also face difficulties accessing capital or our borrowing costs could increase, impacting our ability to obtain financing for acquisitions or capital expenditures, to refinance indebtedness and to fulfill our debt obligations.

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

	Six Months Ended
	June 30,
	2009	2008
	(Millions of dollars)
Common unitholders	$117.6	$104.2
Class B unitholders	78.8	75.4
General Partner	45.5	35.2
Total cash distributions paid before noncontrolling interests	$241.9	$214.8

For the six months ended June 30, 2009, cash distributions paid to our general partner included $40.6 million related to incentive distributions.  These distributions pertained to the fourth quarter of 2008 and first quarter of 2009.  In July 2009, we declared a cash distribution of $1.08 per unit ($4.32 per unit on an annualized basis) for the second quarter of 2009.  The distribution will be paid on August 14, 2009, to unitholders of record as of July 31, 2009.

For the six months ended June 30, 2008, cash distributions paid to our general partner included $30.9 million related to incentive distributions.  These distributions pertained to the fourth quarter of 2007 and first quarter of 2008.

Our general partner’s percentage interest in quarterly distributions increases after certain specified target levels are met.  For additional information, see “Cash Distribution Policy” under Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, in our Annual Report.

Commodity Prices - We are subject to commodity price volatility.  Significant fluctuations in commodity prices may impact our overall liquidity due to the impact commodity price changes have on our cash flows from operating activities, including the impact on working capital for NGLs and natural gas held in storage, margin requirements and certain energy-related receivables.  We believe that our available credit and cash and cash equivalents are adequate to meet liquidity requirements associated with commodity price volatility.  See Note C of the Notes to Consolidated Financial Statements and the discussion under Natural Gas Gathering and Processing’s “Commodity Price Risk” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Quarterly Report for information on our hedging activities.

CASH FLOW ANALYSIS

We use the indirect method to prepare our Consolidated Statements of Cash Flows.  Under this method, we reconcile net income to cash flows provided by operating activities by adjusting net income for those items that impact net income but may not result in actual cash receipts or payments during the period.  These reconciling items include depreciation and amortization, allowance for equity funds used during construction, gain on sale of assets, undistributed earnings from equity investments in excess of distributions received, and changes in our assets and liabilities not classified as investing or financing activities.

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated.

	Six Months Ended		Increase (Decrease)
	June 30,		Six Months
	2009	2008	2009 vs. 2008
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$189.4	$329.9	$(140.5)	(43%)
Investing activities	(296.4)	(515.5)	219.1	43%
Financing activities	(38.8)	258.8	(297.6)	*
Change in cash and cash equivalents	(145.8)	73.2	(219.0)	*
Cash and cash equivalents at beginning of period	177.6	3.2	174.4	*
Cash and cash equivalents at end of period	$31.8	$76.4	$(44.6)	(58%)
* Percentage change is greater than 100 percent.

Operating Cash Flows - Operating cash flows are affected by earnings from our business activities.  We provide services for producers and consumers of natural gas and NGLs.  Changes in commodity prices and demand for our services or products, whether because of general economic conditions, changes in demand for the end products that are made with our products or increased competition from other service providers, could affect our earnings and operating cash flows.

Operating cash flows, before changes in operating assets and liabilities, were $257.5 million for the six months ended June 30, 2009, compared with $334.1 million for the same period last year.  The decrease was primarily due to lower commodity prices, increased operating costs at our fractionation facilities and Overland Pass Pipeline, and increased interest expense as a result of our capital projects.

The changes in operating assets and liabilities decreased operating cash flows $68.0 million for the six months ended June 30, 2009, compared with a decrease of $4.1 million for the same period last year, primarily as a result of the following:
•	the impact of lower commodity prices on our operating assets and liabilities;
•	the timing of cash receipts from our revenues resulting in increased accounts receivable;
•	the timing of payments for purchases of commodities and other expenses resulting in increased accounts payable;and
•	the volume of commodities in storage.

Investing Cash Flows - Cash used in investing activities decreased for the six months ended June 30, 2009, compared with the same period last year, primarily due to the completion of the Overland Pass Pipeline and related expansion projects, the Williston Basin gas processing plant expansion and the Guardian Pipeline expansion and extension.

Financing Cash Flows - In March 2009, we completed an underwritten public offering of senior notes totaling approximately $498.3 million, net of discounts but before offering expenses.  The net proceeds from the notes were used to repay borrowings under our Partnership Credit Agreement.

In June 2009, our common unit offering generated net proceeds of approximately $219.9 million after deducting underwriting discounts but before offering expenses.  In addition, ONEOK Partners GP contributed $4.7 million in order to maintain its 2 percent general partner interest in us.  We used the proceeds and general partner contributions to repay borrowings under our Partnership Credit Agreement and for general partnership purposes.  During the first six months of 2008, our common unit offering and private placement of common units generated proceeds of approximately $450.2 million.  In addition, ONEOK Partners GP contributed $9.5 million in order to maintain its 2 percent general partner interest in us.  We used a portion of the proceeds and general partner contributions to repay borrowings under our Partnership Credit Agreement.

Cash distributions to our general and limited partners during the first six months of 2009 were $241.9 million, compared with $214.8 million in the same period last year, an increase of $27.1 million.  This increase was primarily due to additional units outstanding during 2009, as well as cash distributions of $2.16 per unit during the first six months of 2009, compared with $2.065 per unit for the same period last year.

Net repayments of notes payable were $510.0 million during the first six months of 2009, compared with net borrowings of $20 million for the same period last year.

ENVIRONMENTAL AND SAFETY MATTERS

Information about our environmental matters is included in Note H of the Notes to Consolidated Financial Statements in this Quarterly Report.

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

The United States Congress is actively considering legislation to reduce greenhouse gas emissions, including carbon dioxide and methane.  In addition, state and regional initiatives to regulate greenhouse gas emissions are under way.  We are monitoring federal and state legislation to assess the potential impact on our operations.  We estimate our direct greenhouse gas emissions annually as we collect all applicable greenhouse gas emission data for the previous year. Our most recent estimate, based on 2008 data, indicates that our emissions are less than 5 million metric tons of carbon dioxide equivalents on an annual basis.  We will continue efforts to improve our ability to better quantify direct greenhouse gas emissions and will report such emissions as required by any mandatory reporting rule, including the rules anticipated to be issued by the United States Environmental Protection Agency (EPA) in late-2009.

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

Environmental Footprint - Our environmental and climate change strategy focuses on taking steps to minimize the impact of our operations on the environment.  These strategies include: (i) developing and maintaining an accurate greenhouse gas emissions inventory, according to rules anticipated to be issued by the EPA in late 2009, (ii) improving the efficiency of our various pipelines, natural gas processing facilities and natural gas liquids fractionation facilities, (iii) following developing technologies for emissions control, (iv) following developing technologies to capture carbon dioxide to keep it from reaching the atmosphere, and (v) analyzing options for future energy investment.

We participate in the EPA’s Natural Gas STAR Program to voluntarily reduce methane emissions.  We were honored in 2008 as the “Natural Gas STAR Gathering and Processing Partner of the Year” for our efforts to positively address environmental issues through voluntary implementation of emission-reduction opportunities.  In addition, we continue to focus on maintaining low rates of lost-and-unaccounted-for methane gas through expanded implementation of best practices to limit the release of methane gas during pipeline and facility maintenance and operations.  Our 2008 calculation of our annual lost-and-unaccounted-for natural gas, for all of our business operations, is less than 1 percent of total throughput.

FORWARD-LOOKING STATEMENTS

Some of the statements contained and incorporated in this Quarterly Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, as amended.  The forward-looking statements relate to our anticipated financial performance, management’s plans and objectives for our future operations, our business prospects, the outcome of regulatory and legal proceedings, market conditions and other matters.  We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.  The following discussion is intended to identify important factors that could cause future outcomes to differ materially from those set forth in the forward-looking statements.

Forward-looking statements include the items identified in the preceding paragraph, the information concerning possible or assumed future results of our operations and other statements contained or incorporated in this Quarterly Report identified by words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should,” “goal,” “forecast,” “could,” “may,” “continue,” “might,” “potential,” “scheduled” and other words and terms of similar meaning.

You should not place undue reliance on forward-looking statements, which are applicable only as of the date of this Quarterly Report.  Known and unknown risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements.  Those factors may affect our operations, markets, products, services and prices.  In addition to any assumptions and other factors referred to specifically in connection with the forward-looking statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statement include, among others, the following:

•	the effects of weather and other natural phenomena on our operations, demand for our services and energy prices;
•
competition from other United States and foreign energy suppliers and transporters, as well as alternative forms of energy, including, but not limited to, solar power, wind power, geothermal energy and biofuels such as ethanol and biodiesel;

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

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.  Other factors could also have material adverse effects on our future results.  These and other risks are described in greater detail in Part I, Item 1A, Risk Factors, in our Annual Report.  All

forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors.  Other than as required under securities laws, we undertake no obligation to update publicly any forward-looking statement whether as a result of new information, subsequent events or change in circumstances, expectations or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our quantitative and qualitative disclosures about market risk are consistent with those discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report.

COMMODITY PRICE RISK

See Note C of the Notes to Consolidated Financial Statements and the discussion under Natural Gas Gathering and Processing’s “Commodity Price Risk” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Quarterly Report for information on our hedging activities.

ITEM 4.	CONTROLS AND PROCEDURES

Quarterly Evaluation of Disclosure Controls and Procedures - As of the end of the period covered by this report, the Chief Executive Officer (Principal Executive Officer) and the Chief Financial Officer (Principal Financial Officer) of ONEOK Partners GP, our general partner, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management of ONEOK Partners GP, including the officers of ONEOK Partners GP who are the equivalent of our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, they concluded that as of June 30, 2009, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting - We have made no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Additional information about our legal proceedings is included under Part I, Item 3, Legal Proceedings, in our Annual Report.

Mont Belvieu Emissions, Texas Commission on Environmental Quality - As previously reported, we are in discussions with the Texas Commission on Environmental Quality (TCEQ) staff regarding air emissions at our Mont Belvieu fractionator, which may have exceeded the emissions allowed under our air permit.  On March 13, 2009, the TCEQ issued a Notice of Enforcement, alleging that we failed to isolate the source of the emissions in a timely manner.  In a letter dated April 15, 2009, the TCEQ proposed settling the matter by entering into an Agreed Order with an administrative penalty of $160,000 and requiring us to perform certain preventative procedures.  On May 13, 2009, we submitted our response to the settlement proposal letter. While our response remained under consideration by the TCEQ staff, the time for accepting the settlement lapsed, and, in a letter dated June 24, 2009, the Enforcement Division of the TCEQ withdrew its settlement offer and referred the matter to its Litigation Division.  This does not foreclose the possibility of a settlement, and we continue to communicate with the TCEQ staff in both divisions regarding resolution of this matter.

ITEM 1A.	RISK FACTORS

Our investors should consider the risks set forth in Part I, Item 1A, Risk Factors of our Annual Report that could affect us and our business.  Although we have tried to discuss key factors, our investors need to be aware that other risks may prove to be important in the future.  New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance.  Investors should carefully consider the discussion of risks and the other information included or incorporated by reference in this Quarterly Report, including “Forward-Looking Statements,” which are included in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

Readers of this report should not rely on or assume the accuracy of any representation or warranty or the validity of any opinion contained in any agreement filed as an exhibit to this Quarterly Report, because such representation, warranty or opinion may be subject to exceptions and qualifications contained in separate disclosure schedules, may represent an allocation of risk between parties in the particular transaction, may be qualified by materiality standards that differ from what may be viewed as material for securities law purposes, or may no longer continue to be true as of any given date.  All exhibits attached to this Quarterly Report are included for the purpose of complying with requirements of the SEC, and, other than the certifications made by our officers pursuant to the Sarbanes-Oxley Act of 2002 included as exhibits to this Quarterly Report, all exhibits are included only to provide information to investors regarding their respective terms and should not be relied upon as constituting or providing any factual disclosures about us, any other persons, any state of affairs or other matters.

The following exhibits are filed as part of this Quarterly Report:

Exhibit No.	Exhibit Description
3.1
Third Amended and Restated Limited Liability Company Agreement of ONEOK Partners GP, L.L.C. effective July 14, 2009 (incorporated by reference to Exhibit 99.1 to ONEOK Partners, L.P.’s report on Form 8-K filed on July 17, 2009).

3.2
First Amended and Restated Limited Liability Company Agreement of ONEOK ILP GP, L.L.C. effective July 14, 2009 (incorporated by reference to Exhibit 99.2 to ONEOK Partners, L.P.’s report on Form 8-K filed on July 17, 2009).

10.1
Underwriting Agreement dated June 16, 2009, among ONEOK Partners, L.P. and the underwriters named therein (incorporated by reference to Exhibit 1.1 to ONEOK Partners, L.P.’s report on Form 8-K filed on June 22, 2009).

31.1	Certification of John W. Gibson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Curtis L. Dinan pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John W. Gibson pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Curtis L. Dinan pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definitions Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

Attached as Exhibit 101 to this Quarterly Report are the following documents formatted in XBRL: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2009 and 2008; (iii) Consolidated Balance Sheets at June 30, 2009 and December 31, 2008; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008; (v) Consolidated Statement of Changes in Partners’ Equity for the six months ended June 30, 2009; (vi) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2009 and 2008; and (vii) Notes to Consolidated Financial Statements.

Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these XBRL documents are not the official publicly filed consolidated financial statements of ONEOK Partners, L.P.  The purpose of submitting these XBRL formatted documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions.

In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.  We also make available on our Web site the Interactive Data Files voluntarily submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ONEOK PARTNERS, L.P.
By: ONEOK Partners GP, L.L.C., its General Partner

Date: August 6, 2009	By: /s/ Curtis L. Dinan
Curtis L. Dinan
Executive Vice President,
Chief Financial Officer and Treasurer
(Signing on behalf of the Registrant
and as Principal Financial Officer)