Form 10-Q
period 2010-04-29
ONEOK Partners LP
filed 2010-04-29
CIK 909281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
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
Yes __ No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer X             Accelerated filer __             Non-accelerated filer __             Smaller reporting company__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2010
Common units	65,413,677 units
Class B units	36,494,126 units

ONEOK PARTNERS, L.P.

As used in this Quarterly Report, references to “we,” “our,” “us” or the “Partnership” refer to ONEOK Partners, L.P., its subsidiary, ONEOK Partners Intermediate Limited Partnership, and its subsidiaries, unless the context indicates otherwise.

The statements in this Quarterly Report that are not historical information, including statements concerning plans and objectives of management for future operations, economic performance or related assumptions, are forward-looking statements.  Forward-looking statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should,” “goal,” “forecast,” “guidance,” “could,” “may,” “continue,” “might,” “potential,” “scheduled” and other words and terms of similar meaning.  Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that such expectations or assumptions will be achieved.  Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Forward-Looking Statements” and Part II, Item 1A, “Risk Factors” in this Quarterly Report and under Part 1, Item 1A, “Risk Factors,” in our Annual Report.

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

GLOSSARY
The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2009
ASU	Accounting Standards Update
Bbl	Barrels, one barrel is equivalent to 42 United States gallons
Bbl/d	Barrels per day
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Btu(s)	British thermal units, a measure of the amount of heat required to raise the temperature of one pound of water one degree Fahrenheit
Bushton Plant	Bushton Gas Processing Plant
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Act Amendments of 1972, as amended
EBITDA	Earnings before interest, taxes, depreciation and amortization
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK Partners, L.P.
KCC LIBOR	Kansas Corporation Commission London Interbank Offered Rate
MBbl	Thousand barrels
MBbl/d	Thousand barrels per day
MMBbl	Million barrels
MMBtu	Million British thermal units
MMBtu/d	Million British thermal units per day
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
NBP Services	NBP Services, LLC, a wholly owned subsidiary of ONEOK
NGL products	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
NGL(s)	Natural gas liquid(s)
Northern Border Pipeline	Northern Border Pipeline Company
NYMEX	New York Mercantile Exchange
OBPI	ONEOK Bushton Processing Inc.
OCC	Oklahoma Corporation Commission
ONEOK	ONEOK, Inc.
ONEOK Partners GP	ONEOK Partners GP, L.L.C., a wholly owned subsidiary of ONEOK and our sole general partner
OPIS	Oil Price Information Service
Overland Pass Pipeline Company	Overland Pass Pipeline Company LLC
Partnership Agreement	Third Amended and Restated Agreement of Limited Partnership of ONEOK Partners, L.P., as amended
Partnership Credit Agreement	The Partnership’s $1.0 billion Amended and Restated Revolving Credit Agreement dated March 30, 2007
POP	Percent of proceeds
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
S&P	Standard & Poor’s Rating Group
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
XBRL	eXtensible Business Reporting Language

This page intentionally left blank.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended
	March 31,
(Unaudited)	2010	2009
	(Thousands of dollars, except per unit amounts)

Revenues	$2,204,006	$1,250,865
Cost of sales and fuel	1,942,881	997,324
Net margin	261,125	253,541
Operating expenses
Operations and maintenance	87,205	77,679
Depreciation and amortization	43,871	39,940
General taxes	9,101	11,767
Total operating expenses	140,177	129,386
Gain (loss) on sale of assets	(786)	664
Operating income	120,162	124,819
Equity earnings from investments (Note I)	21,116	21,222
Allowance for equity funds used during construction	247	9,003
Other income	1,850	391
Other expense	(342)	(2,046)
Interest expense	(54,153)	(50,908)
Income before income taxes	88,880	102,481
Income taxes	(4,860)	(2,871)
Net income	84,020	99,610
Less: Net income attributable to noncontrolling interests	152	19
Net income attributable to ONEOK Partners, L.P.	$83,868	$99,591

Limited partners' interest in net income:
Net income attributable to ONEOK Partners, L.P.	$83,868	$99,591
General partner's interest in net income	(27,387)	(22,312)
Limited partners' interest in net income	$56,481	$77,279

Limited partners' net income per unit, basic and diluted (Note J)	$0.57	$0.85

Number of units used in computation (thousands)	99,721	90,920
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
(Unaudited)	2010	2009
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$5,379	$3,151
Accounts receivable, net	451,811	624,635
Affiliate receivables	33,935	32,397
Gas and natural gas liquids in storage	219,349	217,585
Commodity imbalances	98,011	188,177
Other current assets	44,802	36,148
Total current assets	853,287	1,102,093

Property, plant and equipment
Property, plant and equipment	6,385,176	6,353,909
Accumulated depreciation and amortization	1,011,304	972,497
Net property, plant and equipment	5,373,872	5,381,412

Investments and other assets
Investments in unconsolidated affiliates	762,435	765,163
Goodwill and intangible assets	666,953	668,870
Other assets	40,822	35,721
Total investments and other assets	1,470,210	1,469,754
Total assets	$7,697,369	$7,953,259

Liabilities and partners' equity
Current liabilities
Current maturities of long-term debt	$486,931	$261,931
Notes payable (Note E)	310,000	523,000
Accounts payable	519,675	694,290
Affiliate payables	16,983	21,866
Commodity imbalances	245,964	392,688
Other current liabilities	124,732	153,539
Total current liabilities	1,704,285	2,047,314

Long-term debt, excluding current maturities	2,593,157	2,822,086

Deferred credits and other liabilities	79,404	73,798

Commitments and contingencies (Note G)

Partners' equity
ONEOK Partners, L.P. partners’ equity:
General partner	92,602	84,434
Common units: 65,413,677 and 59,912,777 units issued and outstanding at March 31, 2010 and December 31, 2009, respectively	1,854,011	1,561,762
Class B units: 36,494,126 units issued and outstanding at March 31, 2010 and December 31, 2009	1,361,205	1,380,299
Accumulated other comprehensive income (loss) (Note D)	7,318	(22,037)
Total ONEOK Partners, L.P. partners' equity	3,315,136	3,004,458

Noncontrolling interests in consolidated subsidiaries	5,387	5,603

Total partners' equity	3,320,523	3,010,061
Total liabilities and partners' equity	$7,697,369	$7,953,259
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS	Three Months Ended
	March 31,
(Unaudited)	2010	2009
	(Thousands of dollars)
Operating activities
Net income	$84,020	$99,610
Depreciation and amortization	43,871	39,940
Allowance for equity funds used during construction	(247)	(9,003)
Loss (gain) on sale of assets	786	(664)
Deferred income taxes	1,239	1,706
Equity earnings from investments	(21,116)	(21,222)
Distributions received from unconsolidated affiliates	21,998	25,187
Changes in assets and liabilities:
Accounts receivable	172,824	11,224
Affiliate receivables	(1,538)	4,880
Gas and natural gas liquids in storage	(1,764)	44,641
Accounts payable	(168,406)	(65,065)
Affiliate payables	(4,883)	(4,961)
Commodity imbalances, net	(56,558)	(59,078)
Accrued interest	23,045	33,555
Other assets and liabilities	(37,792)	(25,974)
Cash provided by operating activities	55,479	74,776

Investing activities
Changes in investments in unconsolidated affiliates	1,334	3,362
Capital expenditures (less allowance for equity funds used during construction)	(35,827)	(192,494)
Proceeds from sale of assets	138	1,083
Cash used in investing activities	(34,355)	(188,049)

Financing activities
Cash distributions:
General and limited partners	(132,086)	(120,932)
Noncontrolling interests	(368)	(343)
Borrowing (repayment) of notes payable, net	(213,000)	36,700
Repayment of notes payable with maturities over 90 days	-	(470,000)
Issuance of long-term debt, net of discounts	-	498,325
Long-term debt financing costs	-	(4,000)
Repayment of long-term debt	(2,983)	(2,983)
Issuance of common units, net of discounts	322,721	-
Contribution from general partner	6,820	-
Cash used in financing activities	(18,896)	(63,233)
Change in cash and cash equivalents	2,228	(176,506)
Cash and cash equivalents at beginning of period	3,151	177,635
Cash and cash equivalents at end of period	$5,379	$1,129
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ EQUITY

	ONEOK Partners, L.P. Partners' Equity

	Common	Class B	General	Common
(Unaudited)	Units	Units	Partner	Units
	(Units)		(Thousands of dollars)

December 31, 2009	59,912,777	36,494,126	$84,434	$1,561,762
Net income	-	-	27,387	35,432
Other comprehensive income (Note D)	-	-	-	-
Issuance of common units (Note F)	5,500,900	-	-	322,721
Contribution from general partner (Note F)	-	-	6,820	-
Distributions paid (Note F)	-	-	(26,039)	(65,904)
March 31, 2010	65,413,677	36,494,126	$92,602	$1,854,011
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ EQUITY
(Continued)

	ONEOK Partners, L.P. Partners' Equity
		Accumulated	Noncontrolling
		Other	Interests in
	Class B	Comprehensive	Consolidated	Total Partners'
(Unaudited)	Units	Income (Loss)	Subsidiaries	Equity
	(Thousands of dollars)

December 31, 2009	$1,380,299	$(22,037)	$5,603	$3,010,061
Net income	21,049	-	152	84,020
Other comprehensive income (Note D)	-	29,355	-	29,355
Issuance of common units (Note F)	-	-	-	322,721
Contribution from general partner (Note F)	-	-	-	6,820
Distributions paid (Note F)	(40,143)	-	(368)	(132,454)
March 31, 2010	$1,361,205	$7,318	$5,387	$3,320,523

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(Unaudited)	2010	2009
	(Thousands of dollars)

Net income	$84,020	$99,610
Other comprehensive income (loss) (Note D)	29,355	(19,199)
Comprehensive income	113,375	80,411
Less: Comprehensive income attributable to noncontrolling interests	152	19
Comprehensive income attributable to ONEOK Partners, L.P.	$113,223	$80,392
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair presentation of the results for the interim periods presented.  All such adjustments are of a normal recurring nature.  The 2009 year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.  These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements in our Annual Report.

Our accounting policies are consistent with those disclosed in Note A of the Notes to Consolidated Financial Statements in our Annual Report.

Recently Issued Accounting Updates

The following recently issued accounting standards updates affect our consolidated financial statements and related disclosures:

Fair Value Measurements and Disclosures - In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which established new disclosure requirements and clarified existing requirements for disclosures of fair value measurements.  ASU 2010-06 required us to add two new disclosures, when applicable: (i) transfers in and out of Level 1 and 2 fair value measurements including the reasons for the transfers, and (ii) a gross presentation of activity within the reconciliation of Level 3 fair value measurements.  Except for separate disclosure of purchases, sales, issuances and settlements in the reconciliation of our Level 3 fair value measurements, we applied this guidance to our disclosures beginning with this Quarterly Report.  The separate disclosure of purchases, sales, issuances and settlements will be required beginning with our March 31, 2011, Quarterly Report, and we do not expect the impact to be material.  ASU 2010-06 requires prospective application in the period of adoption, and we have not recast our prior-year disclosures.  See Note B for more discussion of our fair value measurements.

Embedded Credit Derivatives - In March 2010, the FASB issued ASU 2010-11, “Scope Exception Related to Embedded Credit Derivatives,” which clarified that disclosures required for credit derivatives do not apply to an embedded derivative’s feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another.  This guidance will be effective for our September 30, 2010, Quarterly Report and will be applied prospectively.  We are currently reviewing the applicability of ASU 2010-11 to our consolidated financial statements and related disclosures.

B.           FAIR VALUE MEASUREMENTS

Determining Fair Value - We define fair value as the price that would be received from the sale of an asset or the transfer of a liability in an orderly transaction between market participants at the measurement date.  We use the income approach to determine the fair value of our derivative assets and liabilities and consider the markets in which the transactions are executed.  While many of the contracts in our portfolio are executed in liquid markets where price transparency exists, some contracts are executed in markets for which market prices may exist but the market may be relatively inactive.  This results in limited price transparency that requires management’s judgment and assumptions to estimate fair values.  For certain transactions, we utilize modeling techniques using NYMEX-settled pricing data and historical correlations of NGL product prices to crude oil prices.  We validate our valuation inputs with third-party information and settlement prices from other sources, where available.  In addition, as prescribed by the income approach, we compute the fair value of our derivative portfolio by discounting the projected future cash flows from our derivative assets and liabilities to present value using the interest rate yields to calculate present-value discount factors derived from LIBOR, Eurodollar futures and U.S. Treasury swaps.  Finally, we consider the credit risk of our counterparties with whom our derivative assets and liabilities are executed.  Although we use our best estimates to determine the fair value of the derivative contracts we have executed, the ultimate market prices realized could differ from our estimates, and the differences could be significant.

Recurring Fair Value Measurements - The following table sets forth our recurring fair value measurements for the periods indicated:

	March 31, 2010
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net
	(Thousands of dollars)
Derivatives - Commodity
Assets - Over-the-counter Financial Contracts (b)	$-	$18,895	$2,588	$21,483	$(10,197)	$11,286

Liabilities - Over-the-counter Financial Contracts	$-	$(5,277)	$(4,920)	$(10,197)	$10,197	$-

	December 31, 2009
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net
	(Thousands of dollars)
Derivatives - Commodity
Assets	$-	$459	$-	$459	$(459)	$-
Liabilities (c)	$-	$(5,720)	$(13,052)	$(18,772)	$459	$(18,313)
(a) - Our derivative assets and liabilities are presented in our Consolidated Balance Sheet on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us.

(b) - Included in other current assets in our Consolidated Balance Sheet.
(c) - Included in other current liabilities in our Consolidated Balance Sheet.

At March 31, 2010, and December 31, 2009, we had no cash collateral held or posted under our master-netting arrangements.

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

The following table sets forth a reconciliation of our Level 3 fair value measurements for the periods indicated:

	Three Months Ended
	March 31,
Derivative Assets (Liabilities)	2010	2009
	(Thousands of dollars)
Net assets (liabilities) at beginning of period	$(13,052)	$37,649
Total realized/unrealized gains (losses):
Included in earnings (a)	-	1,104
Included in other comprehensive income (loss)	10,720	(12,758)
Net assets (liabilities) at end of period	$(2,332)	$25,995
(a) - Included in revenues in our Consolidated Statements of Income.

The change in our Level 3 fair value measurements is due to the execution of new hedge transactions during the period, as well as changes in commodity prices.  Realized/unrealized gains (losses) include the realization of our fair value derivative contracts through maturity.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable and accounts payable is equal to book value, due to the short-term nature of these items.  The fair value of borrowings under our Partnership Credit Agreement approximates the carrying value since the interest rates are periodically adjusted to reflect current market conditions.

The estimated fair value of the aggregate of our senior notes outstanding, including current maturities, was $3.3 billion at March 31, 2010, and at December 31, 2009.  The book value of the aggregate of our senior notes outstanding, including current maturities, was $3.1 billion at March 31, 2010, and at December 31, 2009.  The estimated fair value of the aggregate of our senior notes outstanding has been determined using quoted market prices for similar issues with similar terms and maturities.

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

Commodity price risk - Commodity price risk refers to the risk of loss in cash flows and future earnings arising from adverse changes in the price of natural gas, NGLs and condensate.  We use the following commodity derivative instruments to mitigate the commodity price risk associated with a portion of the forecasted sales of these commodities:
•
Futures contracts - Standardized exchange-traded contracts to purchase or sell natural gas or crude oil at a specified price, requiring delivery on, or settlement through, the sale or purchase of an offsetting contract by a specified future date under the provisions of exchange regulations;

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

In our Natural Gas Pipelines segment, we are exposed to commodity price risk because our intrastate and interstate natural gas pipelines collect natural gas from our customers for operations or as part of our fee for services provided.  When the amount of natural gas consumed in operations by these pipelines differs from the amount provided by our customers, our pipelines must buy or sell natural gas, or store or use natural gas from inventory, which can expose us to commodity price risk depending on the regulatory treatment for this activity.  We use physical forward sales or purchases to reduce the impact of price fluctuations related to natural gas.  At March 31, 2010, and December 31, 2009, we were not using any financial derivative instruments with respect to our natural gas pipeline operations.

In our Natural Gas Liquids segment, we are exposed to basis risk primarily as a result of the relative value of NGL purchases at one location and sales at another location.  To a lesser extent, we are exposed to commodity price risk resulting from the relative values of the various NGL products to each other, NGLs in storage and the relative value of NGLs to natural gas.  We utilize fixed-price physical forward contracts to reduce the impact of price fluctuations related to NGLs.  At March 31, 2010, and December 31, 2009, we were not using any financial derivative instruments with respect to our NGL activities.

Interest-rate risk - We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and, at times, interest-rate swaps.  Interest-rate swaps are agreements to exchange an interest payment at some future point based on the differential between two interest rates.  At March 31, 2010, and December 31, 2009, we did not have any interest-rate swap agreements.

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

Fair Values of Derivative Instruments - See Note B for the fair values of our derivative instruments and a discussion of the inputs associated with our fair value measurements.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held for the periods indicated:

		March 31,	December 31,
	Contract	2010	2009
	Type	Receiver	Receiver
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Swaps	13.4	9.2
- Crude oil and NGLs (MMBbl)	Swaps	2.4	2.4
Basis
- Natural gas (Bcf)	Swaps	13.4	9.2

Cash Flow Hedges - At March 31, 2010, our Consolidated Balance Sheet reflected a net unrealized gain of $11.4 million in accumulated other comprehensive income (loss), with a corresponding offset in derivative financial instrument assets and liabilities that will be realized within the next 21 months as the forecasted transactions affect earnings.  If prices remain at current levels, we will recognize $5.0 million in gains over the next 12 months, and we will recognize $6.4 million in gains thereafter.

The following table sets forth the effect of cash flow hedges recognized in other comprehensive income (loss) for the periods indicated:

	Three Months Ended
Derivatives in Cash Flow Hedging Relationships	March 31,
	2010	2009
	(Thousands of dollars)
Commodity contracts	$24,707	$(331)
Interest rate contracts	-	121
Total gain (loss) recognized in other comprehensive income (loss) (effective portion)	$24,707	$(210)

The following table sets forth the effect of cash flow hedges on our Consolidated Statements of Income for the periods indicated:

	Location of Gain (Loss) Reclassified from	Three Months Ended
Derivatives in Cash Flow	Accumulated Other Comprehensive Income	March 31,
Hedging Relationships	(Loss) into Net Income (Effective Portion)	2010	2009
		(Thousands of dollars)
Commodity contracts	Revenues	$(4,869)	$18,765
Interest rate contracts	Interest expense	221	436
Total gain (loss) reclassified from accumulated other comprehensive income (loss) into net income (effective portion)		$(4,648)	$19,201

Ineffectiveness related to our cash flow hedges was not material for the three months ended March 31, 2010 and 2009.  In the event that it becomes probable that a forecasted transaction will not occur, we would discontinue cash flow hedge treatment, which would affect earnings.  There were no gains or losses due to the discontinuance of cash flow hedge treatment during the three months ended March 31, 2010 and 2009.

Fair Value Hedges - In prior years, we terminated various interest-rate swap agreements.  The net savings from the termination of these swaps is being recognized in interest expense over the terms of the debt instruments originally hedged.  Interest expense savings from the amortization of terminated swaps for the three months ended March 31, 2010 and 2009, were not material, and the remaining amortization of terminated swaps will be recognized over the following periods.

(Millions of dollars)
Remainder of 2010	$2.8
2011	$0.9

Credit Risk - All the commodity derivative contracts we enter into are with ONEOK Energy Services Company, L.P. (OES), a subsidiary of ONEOK.  OES enters into similar commodity derivative contracts with third parties at our direction and on our behalf.  We have an indemnification agreement with OES that indemnifies and holds OES harmless from any liability they may incur solely as a result of its entering into commodity derivative contracts on our behalf.  Derivative assets for which we would indemnify OES in the event of a default by the counterparty totaled $11.3 million at March 31, 2010, and were with investment-grade counterparties that are primarily in the oil and gas and financial services sectors.  At December 31, 2009, there were no derivative assets for which we would indemnify OES in the event of a default by the counterparty.

D.           OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth other comprehensive income (loss) for the periods indicated:

	Three Months Ended
	March 31,
	2010	2009
	(Thousands of dollars)
Unrealized gains (losses) on derivatives	$24,707	$(210)
Less: Realized gains (losses) on derivatives recognized in net income	(4,648)	19,201
Other	-	212
Other comprehensive income (loss)	$29,355	$(19,199)

The balance in accumulated other comprehensive income in our Consolidated Balance Sheets as of March 31, 2010, and December 31, 2009, was attributable to unrealized gains and losses on derivatives.

E.           CREDIT FACILITIES

Our Partnership Credit Agreement, which expires in March 2012, contains certain financial, operational and legal covenants.  Among other things, these requirements include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our Partnership Credit Agreement, adjusted for all non-cash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5 to 1.  If we consummate one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will be increased to 5.5 to 1 for the three calendar quarters following the acquisitions.  At March 31, 2010, our ratio of indebtedness to adjusted EBITDA was 4.3 to 1, and we were in compliance with all covenants under our Partnership Credit Agreement.

At March 31, 2010, and December 31, 2009, we had $310 million and $523 million, respectively, of borrowings outstanding under our Partnership Credit Agreement, and under the most restrictive provisions of our Partnership Credit Agreement had $558 million and $367 million of credit available, respectively.  At March 31, 2010, and December 31, 2009, we had a total of $24.2 million issued in letters of credit outside of the Partnership Credit Agreement.  Borrowings under our Partnership Credit Agreement are nonrecourse to our general partner.

Borrowings under our Partnership Credit Agreement are typically short term in nature, ranging from one day to six months.  Accordingly, these borrowings are classified as short-term notes payable.

F.           PARTNERS’ EQUITY

ONEOK - ONEOK and its affiliates owned all of the Class B units, 5.9 million common units and the entire 2 percent general partner interest in us, which together constituted a 42.8 percent ownership interest in us at March 31, 2010.

Equity Issuance - In February 2010, we completed an underwritten public offering of 5,500,900 common units, including the partial exercise by the underwriters of their over-allotment option, at a public offering price of $60.75 per common unit, generating net proceeds of approximately $322.7 million.  In conjunction with the offering, ONEOK Partners GP contributed $6.8 million in order to maintain its 2 percent general partner interest in us.  We used the proceeds from the sale of common units and the general partner contribution to repay borrowings under our Partnership Credit Agreement and for general partnership purposes.

Cash Distributions - Cash distributions paid to our general partner of $26.0 million and $22.7 million in the three months ended March 31, 2010 and 2009, respectively, included incentive distributions of $23.4 million and $20.3 million, respectively.

In April 2010, our general partner declared a cash distribution of $1.11 per unit ($4.44 per unit on an annualized basis) for the first quarter of 2010, an increase of $0.01 from the previous quarter, which will be paid on May 14, 2010, to unitholders of record at the close of business on April 30, 2010.

G.           COMMITMENTS AND CONTINGENCIES

Environmental Liabilities - We are subject to multiple environmental, historical and wildlife preservation laws and regulations affecting many aspects of our present and future operations.  Regulated activities include those involving air emissions, stormwater and wastewater discharges, handling and disposal of solid and hazardous wastes, hazardous materials transportation, and pipeline and facility construction.  These laws and regulations require us to obtain and comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals.  Failure to comply with these laws, regulations, permits and licenses may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations.  If a leak or spill of hazardous substances or petroleum products occurs from pipelines or facilities that we own, operate or otherwise use, we could be held jointly and severally liable for all resulting liabilities, including response, investigation and clean-up costs, which could materially affect our results of operations and cash flows.  In addition, emission controls required under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures at our facilities.  We cannot assure that existing environmental regulations will not be revised or that new regulations will not be adopted or become applicable to us.  Revised or additional regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations.

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position or results of operations, and our expenditures related to environmental matters had no material effect upon earnings or cash flows during the three months ended March 31, 2010 or 2009.

The EPA is proposing to finalize the “Tailoring Rule” that will regulate greenhouse gas emissions at certain facilities that emit more than 25,000 tons of greenhouse gas emissions per year.  Under the Prevention of Significant Deterioration requirement for existing facilities, upon making a major modification to a facility, the facility would be required to obtain permits that demonstrate it has installed the best available technology to control greenhouse gas emissions.  The rule is expected to be phased in beginning January 2011 and could impact some of our facilities.  At this time, potential costs, fees or expenses associated with the proposed “Tailoring Rule” are unknown.

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

H.           SEGMENTS

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

Accounting Policies - The accounting policies of the segments are described in Note A and Note M of the Notes to Consolidated Financial Statements in our Annual Report.  Intersegment and affiliate sales are recorded on the same basis as sales to unaffiliated customers.  Net margin is comprised of total revenues less cost of sales and fuel.  Cost of sales and fuel includes commodity purchases, fuel and transportation costs.

Customers - For the three months ended March 31, 2010 and 2009, we had no single unaffiliated customer from which we received 10 percent or more of our consolidated revenues.

For the three months ended March 31, 2010, sales to affiliated customers were less than 10 percent.  For the three months ended March 31, 2009, sales to affiliated customers were 12 percent of our consolidated revenues.  See Note K for additional information about our sales to affiliated customers.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended March 31, 2010	Natural Gas Gathering and Processing	Natural Gas Pipelines (a)	Natural Gas Liquids (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$114,196	$57,452	$1,895,428	$(1)	$2,067,075
Sales to affiliated customers	107,177	29,754	-	-	136,931
Intersegment revenues	133,815	384	7,054	(141,253)	-
Total revenues	$355,188	$87,590	$1,902,482	$(141,254)	$2,204,006

Net margin	$81,315	$78,565	$104,014	$(2,769)	$261,125
Operating costs	34,456	22,776	41,001	(1,927)	96,306
Depreciation and amortization	14,652	10,882	18,336	1	43,871
Gain (loss) on sale of assets	(28)	1	(758)	(1)	(786)
Operating income	$32,179	$44,908	$43,919	$(844)	$120,162

Equity earnings from investments	$5,687	$15,075	$354	$-	$21,116
Investments in unconsolidated affiliates	$324,830	$408,585	$29,020	$-	$762,435
Total assets	$1,628,369	$1,887,322	$4,233,887	$(52,209)	$7,697,369
Noncontrolling interests in consolidated subsidiaries	$-	$5,328	$44	$15	$5,387
Capital expenditures	$19,147	$3,235	$15,819	$(2,374)	$35,827
(a) - Our Natural Gas Pipelines segment has regulated and non-regulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $70.5 million, net margin of $62.2 million and operating income of $34.1 million.

(b) - Our Natural Gas Liquids segment has regulated and non-regulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $81.6 million, of which $48.8 million related to sales within the segment, net margin of $63.4 million and operating income of $35.3 million.

Three Months Ended March 31, 2009	Natural Gas Gathering and Processing	Natural Gas Pipelines (a)	Natural Gas Liquids (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$62,146	$48,717	$995,866	$1	$1,106,730
Sales to affiliated customers	118,207	25,928	-	-	144,135
Intersegment revenues	69,890	147	5,095	(75,132)	-
Total revenues	$250,243	$74,792	$1,000,961	$(75,131)	$1,250,865

Net margin	$86,052	$65,568	$102,591	$(670)	$253,541
Operating costs	31,828	20,180	37,627	(189)	89,446
Depreciation and amortization	14,448	12,793	12,697	2	39,940
Gain (loss) on sale of assets	(19)	27	3	653	664
Operating income	$39,757	$32,622	$52,270	$170	$124,819

Equity earnings from investments	$4,466	$16,208	$548	$-	$21,222
Capital expenditures	$28,818	$17,428	$146,248	$-	$192,494
(a) - Our Natural Gas Pipelines segment has regulated and non-regulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $61.6 million, net margin of $51.7 million and operating income of $23.3 million.

(b) - Our Natural Gas Liquids segment has regulated and non-regulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $57.9 million, of which $33.7 million related to sales within the segment, net margin of $43.8 million and operating income of $22.0 million.

I.           UNCONSOLIDATED AFFILIATES

Equity Earnings from Investments - The following table sets forth our equity earnings from investments for the periods indicated:

	Three Months Ended
	March 31,
	2010	2009
	(Thousands of dollars)
Northern Border Pipeline	$14,846	$16,038
Bighorn Gas Gathering, L.L.C.	237	2,086
Fort Union Gas Gathering, L.L.C.	3,558	2,210
Lost Creek Gathering Company, L.L.C.	1,402	890
Other	1,073	(2)
Equity earnings from investments	$21,116	$21,222

Unconsolidated Affiliates Financial Information - The following table sets forth summarized combined financial information of our unconsolidated affiliates for the periods indicated:

	Three Months Ended
	March 31,
	2010	2009
	(Thousands of dollars)
Income Statement
Operating revenues	$99,231	$106,066
Operating expenses	$44,715	$44,803
Net income	$46,911	$50,516

Distributions paid to us	$23,529	$33,331

Distributions paid to us are classified as operating activities on our Consolidated Statements of Cash Flows until the cumulative distributions exceed our proportionate share of income from the unconsolidated affiliate since the date of our initial investment.  The amount of cumulative distributions paid to us that exceeds our cumulative proportionate share of income in each period represents a return of investment and is classified as an investing activity on our Consolidated Statement of Cash Flows.  Distributions paid to us include a $1.5 million and $8.1 million return of investment for the three months ended March 31, 2010 and 2009, respectively.

J.           LIMITED PARTNERS’ NET INCOME PER UNIT

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

For purposes of our calculation of limited partners’ net income per unit, net income attributable to ONEOK Partners, L.P. is generally allocated to the general partner as follows: (i) an amount based upon the 2 percent general partner interest in net income attributable to ONEOK Partners, L.P. and (ii) the amount of the general partner’s incentive distribution rights based on the total cash distributions declared for the period.  The amount of incentive distribution allocated to our general partner totaled $25.7 million and $20.3 million for the three months ended March 31, 2010 and 2009, respectively.

The terms of our Partnership Agreement limit the general partner’s incentive distribution to the amount of available cash calculated for the period.  As such, incentive distribution rights are not allocated on undistributed earnings or distributions in excess of earnings.  Gains resulting from interim capital transactions, as defined in our Partnership Agreement, are generally not subject to distribution; however, our Partnership Agreement provides that if such distributions were made, the incentive distribution rights would not apply.  For additional information regarding our general partner’s incentive distribution rights, see Note J of the Notes to Consolidated Financial Statements in our Annual Report.

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

We have certain contractual rights to the Bushton Plant.  Our Processing and Services Agreement with ONEOK and OBPI sets out the terms by which OBPI provides services to us at the Bushton Plant through 2012.  We have contracted for all of the capacity of the Bushton Plant from OBPI.  In exchange, we pay OBPI for all costs and expenses necessary for the operation and maintenance of the Bushton Plant, and we reimburse ONEOK for a portion of OBPI’s obligations under equipment leases covering the Bushton Plant.

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

The following table sets forth the transactions with related parties for the periods indicated:

	Three Months Ended
	March 31,
	2010	2009
	(Thousands of dollars)
Revenues	$136,931	$144,135

Expenses
Cost of sales and fuel	$17,759	$16,638
Administrative and general expenses	51,025	48,623
Total expenses	$68,784	$65,261

Cash Distributions to ONEOK - We paid cash distributions to ONEOK and its subsidiaries related to its general and limited partner interests of $72.7 million and $68.5 million in the three months ended March 31, 2010 and 2009, respectively.

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

Recent Developments - In April 2010, we announced that we will invest approximately $405 million to $470 million for projects in the Bakken Shale in the Williston Basin in North Dakota and in the Woodford Shale in Oklahoma, which will enable us to meet the rapidly growing needs of producers in these areas.  These investments include construction of a new 100 MMcf/d natural gas processing facility, the Garden Creek plant, in eastern McKenzie County, North Dakota.  The plant and related expansions are estimated to cost between $150 million and $210 million and will double our natural gas processing capacity in the Williston Basin.  These projects are expected to be completed in the fourth quarter of 2011.  In addition, we will invest an additional $200 million to $205 million during 2010 and 2011 for new well connections, expansions and upgrades to our existing natural gas gathering infrastructure in the Bakken Shale.

We will invest an additional $55 million in the Woodford Shale in Oklahoma for new well connections in 2010 and 2011 and to connect our existing gathering system to our existing Maysville, Oklahoma, natural gas processing facility as well as the connection of a new plant to our NGL gathering system.

Equity Issuance - In February 2010, we completed an underwritten public offering of 5,500,900 common units, including the partial exercise by the underwriters of their over-allotment option, at a public offering price of $60.75 per common unit, generating net proceeds of approximately $322.7 million.  In conjunction with the offering, ONEOK Partners GP contributed $6.8 million in order to maintain its 2 percent general partner interest in us.  We used the proceeds from the sale of common units and the general partner contribution to repay borrowings under our Partnership Credit Agreement and for general partnership purposes.  As a result of these transactions, ONEOK and its subsidiaries own a 42.8 percent aggregate equity interest in us.

Cash Distributions - In April 2010, our general partner declared a cash distribution of $1.11 per unit ($4.44 per unit on an annualized basis) for the first quarter of 2010, an increase of $0.01 from the previous quarter, which will be paid May 14, 2010, to unitholders of record at the close of business on April 30, 2010.

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

Operating Results - Limited partners’ net income per unit decreased to $0.57 for the three months ended March 31, 2010, compared with $0.85 for the same period in 2009.  The decrease in limited partners’ net income per unit for the three-month period ending March 31, 2010, is due primarily to the following:
•	an increase in operating costs resulting from the operation of our recently completed capital projects and higher employee-related costs;
•	a decrease in allowance for equity funds used during construction due to the completion of the Arbuckle Pipeline, Piceance lateral and D-J Basin lateral in our Natural Gas Liquids segment; and
•	an increase in the number of common units outstanding; offset partially by
•	an increase in net margin due primarily to:
-
higher NGL volumes gathered, fractionated and transported, associated with the completion of the Arbuckle Pipeline, Piceance lateral and D-J Basin lateral, as well as new NGL supply connections in our Natural Gas Liquids segment;

-
higher natural gas transportation margins from the Guardian Pipeline expansion and extension that was completed in February 2009 and an increase in volumes contracted on Midwestern Gas Transmission in our Natural Gas Pipelines segment; offset partially by

-	lower optimization margins due to less NGL fractionation and transportation capacity available for optimization in our Natural Gas Liquids segment;
-	the impact of operational measurement gains and losses as compared with the same period last year; and
-	lower gathered volumes, primarily in the Powder River Basin of Wyoming, and a favorable contract settlement recognized in the first quarter of 2009 in our Natural Gas Gathering and Processing segment.

IMPACT OF NEW ACCOUNTING STANDARDS

Information about the impact of new accounting standards is included in Note A of the Notes to Consolidated Financial Statements in this Quarterly Report:
•
ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which did not have a material impact on our consolidated financial statements and related disclosures.  See Note B of the Notes to Consolidated Financial Statements for discussion of our fair value measurements; and

•
ASU 2010-11, “Scope Exception Related to Embedded Credit Derivatives,” which will be effective for our September 30, 2010, Quarterly Report and will be applied prospectively.  We are currently reviewing the applicability of ASU 2010-11 to our consolidated financial statements and related disclosures.

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

Information about our critical accounting policies and estimates is included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in our Annual Report.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected consolidated financial results for the periods indicated:

	Three Months Ended		Variances
	March 31,		2010 vs. 2009
Financial Results	2010	2009	Increase (Decrease)
	(Millions of dollars)
Revenues	$2,204.0	$1,250.9	$953.1	76%
Cost of sales and fuel	1,942.9	997.4	945.5	95%
Net margin	261.1	253.5	7.6	3%
Operating costs	96.2	89.5	6.7	7%
Depreciation and amortization	43.9	39.9	4.0	10%
Gain (loss) on sale of assets	(0.8)	0.7	(1.5)	*
Operating income	$120.2	$124.8	$(4.6)	(4%)

Equity earnings from investments	$21.1	$21.2	$(0.1)	(0%)
Allowance for equity funds used during construction	$0.2	$9.0	$(8.8)	(98%)
Interest expense	$(54.2)	$(50.9)	$3.3	6%
Capital expenditures	$35.8	$192.5	$(156.7)	(81%)
* Percentage change is greater than 100 percent.

Energy markets were affected by increased commodity prices during the three months ended March 31, 2010, compared with the same period last year.  The increase in commodity prices had a direct impact on our revenues and cost of sales and fuel.  Net margin increased for the three months ended March 31, 2010, compared with the same period last year, due to the following:
•
higher NGL volumes gathered, fractionated and transported, associated with the completion of the Arbuckle Pipeline, Piceance lateral and D-J Basin lateral, as well as new NGL supply connections in our Natural Gas Liquids segment;

•
higher natural gas transportation margins from the Guardian Pipeline expansion and extension that was completed in February 2009 and an increase in volumes contracted on Midwestern Gas Transmission in our Natural Gas Pipelines segment; offset partially by

•	lower optimization margins due to less NGL fractionation and transportation capacity available for optimization in our Natural Gas Liquids segment;
•	the impact of operational measurement gains and losses as compared with the same period last year; and
•	lower gathered volumes, primarily in the Powder River Basin of Wyoming, and a favorable contract settlement recognized in the first quarter of 2009 in our Natural Gas Gathering and Processing segment.

Operating costs increased for the three months ended March 31, 2010, compared with the same period last year, due primarily to the operation of our recently completed capital projects and higher employee-related costs.

Depreciation and amortization increased for the three months ended March 31, 2010, compared with the same period last year, due primarily to higher depreciation expense associated with our completed capital projects.

Allowance for equity funds used during construction decreased for the three months ended March 31, 2010, compared with the same period last year, due to the completion of the Arbuckle Pipeline, Piceance lateral and D-J Basin lateral.

Capital expenditures decreased for the three months ended March 31, 2010, compared with the same period last year, due primarily to the completion of our capital projects discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report.

Additional information regarding our financial results and operating information is provided in the following discussion for each of our segments.

Natural Gas Gathering and Processing

Overview - Our Natural Gas Gathering and Processing segment’s operations include gathering and processing of natural gas produced from crude oil and natural gas wells.  We gather and process natural gas in the Mid-Continent region, which includes the Anadarko Basin of Oklahoma and the Hugoton and Central Kansas Uplift Basins of Kansas.  We also gather and/or process natural gas in two producing basins in the Rocky Mountain region: the Williston Basin, which spans portions of Montana and North Dakota, and the Powder River Basin of Wyoming.  The natural gas we gather in the Powder River Basin of Wyoming is coal-bed methane, or dry gas, that does not require processing or NGL extraction, in order to be marketable; dry gas is gathered, compressed and delivered into a downstream pipeline or marketed for a fee.

In the Mid-Continent region and the Williston Basin, unprocessed natural gas is compressed and transported through pipelines to processing facilities where volumes are aggregated, treated and processed to remove water vapor, solids and other contaminants, and to extract NGLs in order to provide marketable natural gas, commonly referred to as residue gas.  The residue gas, which consists primarily of methane, is compressed and delivered to natural gas pipelines for transportation to end users.  When the NGLs are separated from the unprocessed natural gas at the processing plants, the NGLs are generally in the form of a mixed, unfractionated NGL stream.  This unfractionated NGL stream is fractionated, through the application of heat and pressure, and separated into NGL products.  Our natural gas and NGL products are sold to affiliates and a diverse customer base.  Revenues for this segment are derived primarily from POP, fee and keep-whole contracts.  Under a POP contract, we retain a portion of sales proceeds from the commodity sales for our services.  With a fee-based contract, we charge a fee for our services, and with the keep-whole contract, we retain the NGLs as our fee for service and return to the producer an equivalent quantity of, or payment for, residue gas containing the same amount of Btus as the unprocessed natural gas that was delivered to us.

Selected Financial Results - The following table sets forth certain selected financial results for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Variances
	March 31,		2010 vs. 2009
Financial Results	2010	2009	Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$187.1	$117.8	$69.3	59%
Residue gas sales	131.9	92.0	39.9	43%
Gathering, compression, dehydration and processing fees and other revenue	36.2	40.5	(4.3)	(11%)
Cost of sales and fuel	273.9	164.2	109.7	67%
Net margin	81.3	86.1	(4.8)	(6%)
Operating costs	34.4	31.8	2.6	8%
Depreciation and amortization	14.7	14.5	0.2	1%
Operating income	$32.2	$39.8	$(7.6)	(19%)

Equity earnings from investments	$5.7	$4.5	$1.2	27%
Capital expenditures	$19.1	$28.8	$(9.7)	(34%)

Net margin decreased for the three months ended March 31, 2010, compared with the same period last year, primarily as result of lower gathered volumes, primarily in the Powder River Basin of Wyoming, and a favorable contract settlement recognized in the first quarter of 2009.

Operating costs increased for the three months ended March 31, 2010, compared with the same period last year, primarily as a result of higher employee-related costs.

Capital expenditures decreased for the three months ended March 31, 2010, compared with the same period last year, due to the completion of our capital projects.

Selected Operating Information - The following tables set forth selected operating information for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended
	March 31,
Operating Information	2010	2009
Natural gas gathered (BBtu/d) (a)	1,092	1,163
Natural gas processed (BBtu/d) (a)	664	653
NGL sales (MBbl/d) (a)	43	41
Residue gas sales (BBtu/d) (a)	275	285
Realized composite NGL net sales price ($/gallon) (b)	$0.99	$0.88
Realized condensate net sales price ($/Bbl) (b)	$62.39	$68.45
Realized residue gas net sales price ($/MMBtu) (b)	$5.20	$3.58
Realized gross processing spread ($/MMBtu) (a)	$6.37	$7.43
(a) - Includes volumes for consolidated entities only.
(b) - Includes equity volumes only.

	Three Months Ended
	March 31,
Operating Information (a)	2010	2009
Percent of proceeds
Wellhead purchases (MMBtu/d)	44,586	60,496
NGL sales (Bbl/d)	5,014	5,040
Residue gas sales (MMBtu/d)	38,395	34,819
Condensate sales (Bbl/d)	1,918	2,095
Percentage of total net margin	53%	50%
Fee-based
Wellhead volumes (MMBtu/d)	1,092,061	1,163,376
Average rate ($/MMBtu)	$0.30	$0.28
Percentage of total net margin	36%	35%
Keep-whole
NGL shrink (MMBtu/d)	13,819	16,960
Plant fuel (MMBtu/d)	1,714	2,182
Condensate shrink (MMBtu/d)	1,579	1,755
Condensate sales (Bbl/d)	320	355
Percentage of total net margin	11%	15%
(a) - Includes volumes for consolidated entities only.

Commodity Price Risk - The following tables set forth our Natural Gas Gathering and Processing segment’s hedging information for the remainder of 2010 and for the year ending December 31, 2011, as of April 28, 2010.

	Nine Months Ending
	December 31, 2010
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (Bbl/d) (a)	5,261	$1.04	/ gallon	68%
Condensate (Bbl/d) (a)	1,648	$1.81	/ gallon	76%
Total (Bbl/d)	6,909	$1.22	/ gallon	70%
Natural gas (MMBtu/d)	26,504	$5.60	/ MMBtu	81%
(a) - Hedged with fixed-price swaps.

	Year Ending
	December 31, 2011
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (Bbl/d) (a)	902	$1.34	/ gallon	13%
Condensate (Bbl/d) (a)	596	$2.12	/ gallon	26%
Total (Bbl/d)	1,498	$1.65	/ gallon	16%
Natural gas (MMBtu/d)	16,616	$6.29	/ MMBtu	43%
(a) - Hedged with fixed-price swaps.

Our Natural Gas Gathering and Processing segment’s commodity price risk related to physical sales of commodities is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at March 31, 2010, excluding the effects of hedging and assuming normal operating conditions.  Our condensate sales are based on the price of crude oil.  We estimate the following:
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

Natural Gas Pipelines

Overview - Our Natural Gas Pipelines segment primarily owns and operates regulated natural gas transmission pipelines, natural gas storage facilities and natural gas gathering systems for non-processed gas.  We also provide interstate natural gas transportation and storage service in accordance with Section 311(a) of the Natural Gas Policy Act of 1978, as amended.

Our interstate natural gas pipeline assets transport natural gas through FERC-regulated interstate natural gas pipelines in North Dakota, Minnesota, Wisconsin, Illinois, Indiana, Kentucky, Tennessee, Oklahoma, Texas and New Mexico.  Our interstate pipeline companies include:
•
Midwestern Gas Transmission, which is a bi-directional system that interconnects with Tennessee Gas Transmission Company’s pipeline near Portland, Tennessee, and with several interstate pipelines near Joliet, Illinois;

•
Viking Gas Transmission, which transports natural gas from an interconnection with a TransCanada Corporation pipeline near Emerson, Manitoba, to an interconnection with ANR Pipeline Company near Marshfield, Wisconsin;

•	Guardian Pipeline interconnects with several pipelines in Joliet, Illinois, and with local distribution companies in Wisconsin; and

•	OkTex Pipeline, which has interconnections in Oklahoma, New Mexico and Texas.

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

Our transportation contracts for our regulated natural gas activities are based upon rates stated in our tariffs.  Tariffs specify the maximum rates that customers can be charged, which can be discounted to meet competition if necessary, and the general terms and conditions for pipeline transportation service, which are established at FERC or appropriate state jurisdictional agency proceedings, known as rate cases.  In Texas and Kansas, natural gas storage service is a fee business that may be regulated by the state in which the facility operates and by the FERC for certain types of services.  In Oklahoma, natural gas gathering and natural gas storage operations are also a fee business but are not subject to rate regulation by the OCC and have market-based rate authority from the FERC for certain types of services.

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Variances
	March 31,		2010 vs. 2009
Financial Results	2010	2009	Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$65.9	$56.6	$9.3	16%
Storage revenues	16.7	14.3	2.4	17%
Gas sales and other revenues	5.0	3.9	1.1	28%
Cost of sales	9.0	9.2	(0.2)	(2%)
Net margin	78.6	65.6	13.0	20%
Operating costs	22.8	20.2	2.6	13%
Depreciation and amortization	10.9	12.8	(1.9)	(15%)
Operating income	$44.9	$32.6	$12.3	38%

Equity earnings from investments	$15.1	$16.2	$(1.1)	(7%)
Allowance for equity funds used during construction	$-	$1.2	$(1.2)	(100%)
Capital expenditures	$3.2	$17.4	$(14.2)	(82%)

	Three Months Ended
	March 31,
Operating Information (a)	2010	2009
Natural gas transportation capacity contracted (MMcf/d)	5,860	5,247
Transportation capacity subscribed	91%	79%
Average natural gas price
Mid-Continent region ($/MMBtu)	$5.03	$3.19
(a) - Includes volumes for consolidated entities only.

Net margin increased for the three months ended March 31, 2010, compared with the same period last year, primarily as a result of the following:
•
an increase of $9.2 million from higher natural gas transportation margins, excluding retained fuel, primarily as a result of incremental margin from the Guardian Pipeline expansion and extension that was completed in February 2009 and an increase in volumes contracted on Midwestern Gas Transmission as a result of a new interconnection with the Rockies Express Pipeline that was placed in service beginning in June 2009; and

•	an increase of $2.5 million from higher natural gas storage margins, excluding retained fuel, primarily as a result of contract renegotiations.

Operating costs increased for the three months ended March 31, 2010, compared with the same period last year, due primarily to higher employee-related costs.

Equity earnings from investments decreased for the three months ended March 31, 2010, compared with the same period last year, due to lower subscription volumes and rates on Northern Border Pipeline.

Allowance for equity funds used during construction and capital expenditures decreased for the three months ended March 31, 2010, compared with the same period last year, due primarily to the Guardian Pipeline expansion and extension that was completed in February 2009.

Natural Gas Liquids

Overview - Our natural gas liquids assets consist of facilities that gather, fractionate and treat NGLs and store NGL products primarily in Oklahoma, Kansas and Texas.  We own FERC-regulated natural gas liquids gathering and distribution pipelines in Oklahoma, Kansas, Texas, Wyoming and Colorado, and terminal and storage facilities in Missouri, Nebraska, Iowa and Illinois.  We also own FERC-regulated natural gas liquids distribution and refined petroleum products pipelines in Kansas, Missouri, Nebraska, Iowa, Illinois and Indiana that connect our Mid-Continent assets with Midwest markets, including Chicago, Illinois.  The majority of the pipeline-connected natural gas processing plants in Oklahoma, Kansas and the Texas panhandle, which extract NGLs from unprocessed natural gas, are connected to our gathering systems.

Most natural gas produced at the wellhead contains a mixture of NGL components, such as ethane, propane, iso-butane, normal butane and natural gasoline.  Natural gas processing plants remove the NGLs from the natural gas stream to realize the higher economic value of the NGLs and to meet natural gas pipeline-quality specifications, which limit NGLs in the natural gas stream due to liquid and Btu content.  The NGLs that are separated from the natural gas stream at the natural gas processing plants remain in a mixed, unfractionated form until they are gathered, primarily by pipeline, and delivered to fractionators where the NGLs are separated into NGL products.  These NGL products are then stored or distributed to our customers, such as petrochemical manufacturers, heating fuel users, refineries and propane distributors.  We also purchase NGLs from third parties, as well as from our Natural Gas Gathering and Processing segment.

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

•
Our pipeline transportation business transports NGLs, NGL products and refined petroleum products primarily under our FERC-regulated tariffs.  Tariffs specify the rates we charge our customers and the general terms and conditions for NGL transportation service on our pipelines.

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

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Variances
	March 31,		2010 vs. 2009
Financial Results	2010	2009	Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$1,770.2	$893.8	$876.4	98%
Exchange service and storage revenues	105.1	84.9	20.2	24%
Transportation revenues	27.2	22.3	4.9	22%
Cost of sales and fuel	1,798.5	898.4	900.1	*
Net margin	104.0	102.6	1.4	1%
Operating costs	41.0	37.6	3.4	9%
Depreciation and amortization	18.3	12.7	5.6	44%
Loss on sale of assets	(0.8)	-	(0.8)	(100%)
Operating income	$43.9	$52.3	$(8.4)	(16%)

Equity earnings from investments	$0.4	$0.5	$(0.1)	(20%)
Allowance for equity funds used
during construction	$0.2	$7.8	$(7.6)	(97%)
Capital expenditures	$15.8	$146.2	$(130.4)	(89%)
* Percentage change is greater than 100 percent.

	Three Months Ended
	March 31,
Operating Information	2010	2009
NGL sales (MBbl/d)	427	380
NGLs fractionated (MBbl/d)	492	465
NGLs transported-gathering lines (MBbl/d)	441	324
NGLs transported-distribution lines (MBbl/d)	467	445
Conway-to-Mont Belvieu OPIS average price differential
Ethane ($/gallon)	$0.08	$0.08

Net margin increased for the three months ended March 31, 2010, compared with the same period last year, primarily as a result of the following:
•
an increase of $20.0 million due to increased volumes gathered, fractionated and transported, primarily associated with the completion of the Arbuckle Pipeline, Piceance lateral and D-J Basin lateral, as well as new supply connections; and

•	an increase of $3.0 million due to higher storage margins as a result of contract renegotiations; offset partially by,
•
a decrease of $14.8 million related to lower optimization margins due to less NGL fractionation and transportation capacity available for optimization, offset partially by increased volumes marketed; and

•	a decrease of $6.8 million due to the impact of operational measurement gains and losses as compared with the same period last year.

Operating costs increased for the three months ended March 31, 2010, compared with the same period last year, due primarily to the operation of the Arbuckle Pipeline, increased materials and supplies expense and higher employee-related costs.

Depreciation and amortization increased for the three months ended March 31, 2010, compared with the same period last year, due primarily to higher depreciation expense associated with the Arbuckle Pipeline placed in service in August 2009, the Piceance lateral placed in service in October 2009 and the D-J Basin lateral placed in service in March 2009.

Allowance for equity funds used during construction and capital expenditures decreased for the three months ended March 31, 2010, compared with the same period last year, due primarily to the completion of the Arbuckle Pipeline, Piceance lateral and D-J Basin lateral.

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

In the first quarter of 2010, we utilized our Partnership Credit Agreement to fund our short-term liquidity needs, and we have been able to access the public debt and equity markets for our long-term financing needs.  In February 2010, we issued common units.  See discussion below under “Equity Issuance” for more information.

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

Capital Structure - The following table sets forth our capitalization structure for the periods indicated:

	March 31,	December 31,
	2010	2009
Long-term debt	48%	51%
Equity	52%	49%

Debt (including notes payable)	51%	55%
Equity	49%	45%

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

The total amount of short-term borrowings authorized by our general partner’s Board of Directors is $1.5 billion.  At March 31, 2010, we had $310 million of borrowings outstanding under our Partnership Credit Agreement, which expires in March 2012, and approximately $5.4 million of available cash and cash equivalents.  As of March 31, 2010, our borrowing capacity was limited to $558 million of additional short- and long-term debt under the most restrictive provisions contained in our Partnership Credit Agreement.  At March 31, 2010, we had a total of $24.2 million in letters of credit issued outside of our Partnership Credit Agreement.

Our Partnership Credit Agreement contains certain financial, operational and legal covenants as discussed in Note H of the Notes to Consolidated Financial Statements in our Annual Report.  Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our Partnership Credit Agreement, adjusted for all non-cash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5 to 1.  At March 31, 2010, our ratio of indebtedness to adjusted EBITDA was 4.3 to 1, and we were in compliance with all covenants under our Partnership Credit Agreement.

We expect to refinance our $250 million senior notes due June 15, 2010, with our Partnership Credit Agreement.

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

Equity Issuance - In February 2010, we completed an underwritten public offering of 5,500,900 common units, including the partial exercise by the underwriters of their over-allotment option, at a public offering price of $60.75 per common unit, generating net proceeds of approximately $322.7 million.  In conjunction with the offering, ONEOK partners GP contributed $6.8 million in order to maintain its 2 percent general partner interest in us.  We used the proceeds from the sale of common units and the general partner contribution to repay borrowings under our Partnership Credit Agreement and for general partnership purposes.  As a result of these transactions, ONEOK and its subsidiaries own a 42.8 percent aggregate equity interest in us.

Capital Expenditures - Our capital expenditures are typically financed through operating cash flows, short- and long-term debt and the issuance of equity.  Capital expenditures were $35.8 million and $192.5 million for the three months ended March 31, 2010 and 2009, respectively.  We classify expenditures that are expected to generate additional revenue or significant operating efficiencies as growth capital expenditures.  Maintenance capital expenditures are those required to maintain existing operations and do not generate additional revenues.  Projected 2010 capital expenditures are significantly lower than 2009 capital expenditures due to various projects being completed or placed in service during 2009.

The following table summarizes our 2010 projected growth and maintenance capital expenditures, excluding AFUDC:

2010 Projected Capital Expenditures	Growth	Maintenance	Total
	(Millions of dollars)
Natural Gas Gathering and Processing	$240	$22	$262
Natural Gas Pipelines	3	22	25
Natural Gas Liquids	35	38	73
Other	-	2	2
Total projected capital expenditures	$278	$84	$362

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

Credit Ratings - Our credit ratings as of March 31, 2010, are shown in the table below:

Rating Agency	Rating	Outlook
Moody’s	Baa2	Stable
S&P	BBB	Stable

Our credit ratings, which are currently investment grade, may be affected by a material change in our financial ratios or a material event affecting our business.  The most common criteria for assessment of our credit ratings are the debt-to-EBITDA ratio, interest coverage, business risk profile and liquidity.  We do not currently anticipate a downgrade in our credit ratings.  However, if our credit ratings were downgraded, the interest rates on borrowings under our Partnership Credit Agreement would increase, resulting in an increase in our cost to borrow funds.  An adverse rating change alone is not a default under our Partnership Credit Agreement but could trigger repurchase obligations with respect to certain of our long-term debt.  See additional discussion about our credit ratings under “Long-term Financing.”

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

Other than the note repurchase obligations described under “Long-term Financing” or the provisions discussed in the previous paragraph, we have determined that we do not have significant exposure to rating triggers in various other contracts and equipment leases.  Rating triggers are defined as provisions that would create an automatic default or acceleration of indebtedness based on a change in our credit rating.

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

The following table sets forth cash distributions paid, including our general partner’s incentive distribution interests, during the periods indicated:

	Three Months Ended
	March 31,
	2010	2009
	(Millions of dollars)
Common unitholders	$65.9	$58.8
Class B unitholders	40.1	39.4
General partner	26.0	22.7
Total cash distributions paid before noncontrolling interests	$132.0	$120.9

In the three months ended March 31, 2010 and 2009, cash distributions paid to our general partner included incentive distributions of $23.4 million and $20.3 million, respectively.

In April 2010, our general partner declared a cash distribution of $1.11 per unit ($4.44 per unit on an annualized basis) for the first quarter of 2010, an increase of $0.01 from the previous quarter, which will be paid on May 14, 2010, to unitholders of record at the close of business on April 30, 2010.

Additional information, about our cash distribution is included in “Cash Distribution Policy” under Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, in our Annual Report.

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

CASH FLOW ANALYSIS

We use the indirect method to prepare our Consolidated Statements of Cash Flows.  Under this method, we reconcile net income to cash flows provided by operating activities by adjusting net income for those items that impact net income but may not result in actual cash receipts or payments during the period.  These reconciling items include depreciation and amortization, allowance for equity funds used during construction, gain or loss on sale of assets, deferred income taxes, equity earnings from investments, distributions received from unconsolidated affiliates, and changes in our assets and liabilities not classified as investing or financing activities.

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Three Months Ended		Variances
	March 31,		2010 vs. 2009
	2010	2009	Increase (Decrease)
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$55.5	$74.7	$(19.2)	(26%)
Investing activities	(34.4)	(188.0)	153.6	82%
Financing activities	(18.9)	(63.2)	44.3	(70%)
Change in cash and cash equivalents	2.2	(176.5)	178.7	*
Cash and cash equivalents at beginning of period	3.2	177.6	(174.4)	(98%)
Cash and cash equivalents at end of period	$5.4	$1.1	$4.3	*
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

Cash flows from operating activities, before changes in operating assets and liabilities, were $130.6 million for the three months ended March 31, 2010, compared with $135.5 million for the same period in 2009.  The decrease was due primarily to lower optimization margins in our Natural Gas Liquids segment, increased operating costs due to the operation of our recently completed capital projects and higher employee-related costs.

The changes in operating assets and liabilities decreased operating cash flows $75.1 million for the three months ended March 31, 2010, compared with a decrease of $60.8 million for the same period in 2009, primarily as a result of the following:
•	the impact of commodity prices on our operating assets and liabilities;
•	the changes in volumes of commodities in storage; and
•	the timing of cash receipts from our revenues resulting in decreased accounts receivable; offset partially by
•	the timing of payments for purchases of commodities and other expenses resulting in decreased accounts payable.

Investing Cash Flows - Cash used in investing activities decreased for the three months ended March 31, 2010, compared with the same period in 2009, due primarily to reduced capital expenditures as a result of the completion of our capital projects included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Capital Projects,” in our Annual Report.

Financing Cash Flows - In February 2010, we completed an underwritten public offering of 5,500,900 common units, including the partial exercise by the underwriters of their over-allotment option, at a public offering price of $60.75 per common unit, generating net proceeds of approximately $322.7 million.  In conjunction with the offering, ONEOK Partners GP contributed $6.8 million in order to maintain its 2 percent general partner interest in us.  We used the proceeds from the sale of common units and the general partner contribution to repay borrowings under our Partnership Credit Agreement and for general partnership purposes.

In March 2009, we completed an underwritten public offering of senior notes totaling approximately $498.3 million, net of discounts but before offering expenses.  The net proceeds from the notes were used to repay borrowings under our Partnership Credit Agreement.

Cash distributions to our general and limited partners for the first quarter of 2010 were $132.1 million, compared with $120.9 million for the same period in 2009, an increase of $11.2 million.  This increase was due primarily to additional units outstanding during the first quarter of 2010, as well as cash distributions of $1.10 per unit paid during the first quarter of 2010, compared with cash distributions of $1.08 per unit paid during the first quarter of 2009.

Net repayments of notes payable were $213.0 million during the first quarter of 2010, compared with net repayments of $433.3 million for the first quarter of 2009.

ENVIRONMENTAL AND SAFETY MATTERS

Additional information about our environmental matters is included in Note G of the Notes to Consolidated Financial Statements in this Quarterly Report.

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

The United States Congress is actively considering legislation to reduce greenhouse gas emissions, including carbon dioxide and methane.  In addition, other federal, state and regional initiatives to regulate greenhouse gas emissions are under way.  We are monitoring federal and state legislation to assess the potential impact on our operations.  We estimate our direct greenhouse gas emissions annually as we collect all applicable greenhouse gas emission data for the previous year. Our most recent estimate indicates that our emissions are less than 4 million metric tons of carbon dioxide equivalents on an annual basis.  We expect to complete our annual estimate for 2009 during the second quarter of 2010 and will post the information on our Web site when available.  We will continue efforts to improve our ability to quantify our direct greenhouse gas emissions and will report such emissions as required by the EPA’s Mandatory Greenhouse Gas Reporting rule released in September 2009.  The rule requires greenhouse gas emissions reporting for affected facilities on an annual basis, beginning with our 2010 emissions report that will be due in March 2011 and will require us to track the emission equivalents for all NGLs delivered to our customers.  Also, the EPA has recently released a proposed subpart to the Mandatory Greenhouse Gas Reporting Rule that will require the reporting of vented and fugitive emissions of methane from our facilities.  The new requirements are proposed to begin in January 2011, with the first reporting of fugitive emissions due March 31, 2012.  At this time, no legislation has been enacted as to what costs, fees or expense will be associated with any of these emissions.

The EPA is proposing to finalize the “Tailoring Rule” that will regulate greenhouse gas emissions at certain facilities that emit more than 25,000 tons of greenhouse gas emissions per year.  Under the Prevention of Significant Deterioration requirement for existing facilities, upon making a major modification to a facility, the facility would be required to obtain permits that demonstrate it has installed the best available technology to control greenhouse gas emissions.  The rule is expected to be phased in beginning January 2011 and could impact some of our facilities.  At this time, potential costs, fees or expenses associated with the proposed “Tailoring Rule” are unknown.

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

Chemical Site Security - The United States Department of Homeland Security (Homeland Security) released an interim rule in April 2007 that requires companies to provide reports on sites where certain chemicals, including many hydrocarbon products, are stored.  We completed the Homeland Security assessments, and our facilities were subsequently assigned, on a preliminary basis, one of four risk-based tiers ranging from high (Tier 1) to low (Tier 4) risk, or not tiered at all due to low risk.  To date, four of our facilities have been given a Tier 4 rating, and one other has been given a preliminary Tier 4 rating.  Facilities receiving a Tier 4 rating are required to complete Site Security Plans and possible physical security enhancements.  We do not expect the Site Security Plans and possible security enhancement costs to have a material impact on our results of operations, financial position or cash flows.

Pipeline Security - Homeland Security’s Transportation Security Administration, along with the United States Department of Transportation, has completed a review and inspection of our “critical facilities” and identified no material security issues.

Environmental Footprint - Our environmental and climate change strategy focuses on taking steps to minimize the impact of our operations on the environment.  These strategies include: (i) developing and maintaining an accurate greenhouse gas emissions inventory, according to new rules issued by the EPA; (ii) improving the efficiency of our various pipelines, natural gas processing facilities and natural gas liquids fractionation facilities; (iii) following developing technologies for emissions control; (iv) following developing technologies to capture carbon dioxide to keep it from reaching the atmosphere, and (v) analyzing options for future energy investment.

We continue to focus on maintaining low rates of lost-and-unaccounted-for natural gas through expanded implementation of best practices to limit the release of natural gas during pipeline and facility maintenance and operations.  Our most recent calculation of our annual lost-and-unaccounted-for natural gas, for all of our business operations, is less than 1 percent of total throughput.  We expect to complete our annual estimate for 2009 during the second quarter of 2010 and will post the information on our Web site when available.

FORWARD-LOOKING STATEMENTS

Some of the statements contained and incorporated in this Quarterly Report are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act.  The forward-looking statements relate to our anticipated financial performance, management’s plans and objectives for our future operations, our business prospects, the outcome of regulatory and legal proceedings, market conditions and other matters.  We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.  The following discussion is intended to identify important factors that could cause future outcomes to differ materially from those set forth in the forward-looking statements.

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

Quarterly Evaluation of Disclosure Controls and Procedures - As of the end of the period covered by this report, the Chief Executive Officer (Principal Executive Officer) and the Chief Financial Officer (Principal Financial Officer) of ONEOK Partners GP, our general partner, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management of ONEOK Partners GP, including the officers of ONEOK Partners GP who are the equivalent of our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, they concluded that as of March 31, 2010, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting - We have made no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Additional information about our legal proceedings is included under Part I, Item 3, Legal Proceedings, in our Annual Report.

Thomas F. Boles, et al. v. El Paso Corporation, et al. (f/k/a Will Price, et al. v. Gas Pipelines, et al.,  f/k/a Quinque Operating Company, et al. v. Gas Pipelines, et al.), 26th Judicial District, District Court of Stevens County, Kansas, Civil Department, Case No. 99C30 (“Boles I”) - As previously reported, ONEOK and its division, Oklahoma Natural Gas, our subsidiaries Mid-Continent Market Center, L.L.C., ONEOK Field Services Company, L.L.C., ONEOK WesTex Transmission, L.L.C. and ONEOK Hydrocarbon, L.P. (formerly Koch Hydrocarbon, LP, successor to Koch Hydrocarbon Company), as well as approximately 225 other defendants, are defendants in a lawsuit claiming underpayment of gas purchase proceeds.  The plaintiffs initially asserted that the defendants understated both the volume and the heating content of the purchased gas, and sought class certification for gas producers and royalty owners throughout the United States.  The Court refused to certify the class and the plaintiffs amended their petition to limit the purported class to gas producers and royalty owners in Kansas, Colorado and Wyoming, and limited the claim to undermeasurement of volume.  On September 18, 2009, the Court denied the plaintiffs’ motions for class certification, which, in effect, limited the named plaintiffs to pursuing individual claims against only those defendants who purchased or measured their gas.  On October 2, 2009, the plaintiffs filed a motion for reconsideration of the Court’s denial of class certification.  On March 31, 2010, the Court denied the plaintiffs motion for reconsideration.

Thomas F. Boles, et al. v. El Paso Corporation, et al. (f/k/a Will Price and Stixon Petroleum, et al. v. Gas Pipelines, et al.), 26th Judicial District, District Court of Stevens County, Kansas, Civil Department, Case No. 03C232 (“Boles II”) - As previously reported, 21 groups of defendants, including ONEOK and its division, Oklahoma Natural Gas, our subsidiaries Mid-Continent Market Center, L.L.C., ONEOK Field Services Company, L.L.C., ONEOK WesTex Transmission, L.L.C. and ONEOK Hydrocarbon, L.P. (formerly Koch Hydrocarbon, LP, successor to Koch Hydrocarbon Company), are defendants in a lawsuit claiming underpayment of gas producers and royalty owners by allegedly understating the heating content of purchased gas in Kansas, Colorado and Wyoming.  This action was filed by the plaintiffs after the Court denied the initial motion for class status in Boles I, and Boles II was consolidated with Boles I to determine whether either or both cases may properly be certified.  On September 18, 2009, the Court denied the plaintiffs’ motions for class certification, which, in effect, limited the named plaintiffs to pursuing individual claims against only those defendants who purchased or measured their gas.  On October 2, 2009, the plaintiffs filed a motion for reconsideration of the Court’s denial of class certification.  On March 31, 2010, the Court denied the plaintiffs motion for reconsideration.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	(REMOVED AND RESERVED)

Not Applicable.

ITEM 5.	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

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

Attached as Exhibit 101 to this Quarterly Report are the following documents formatted in XBRL: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three months ended March 31, 2010 and 2009; (iii) Consolidated Balance Sheets at March 31, 2010 and December 31, 2009; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009; (v) Consolidated Statement of Changes in Partners’ Equity for the three months ended March 31, 2010; (vi) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2010 and 2009; and (vii) Notes to Consolidated Financial Statements.

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

ONEOK PARTNERS, L.P. By: ONEOK Partners GP, L.L.C., its General Partner

Date:	April 29, 2010	By: /s/ Curtis L. Dinan
Curtis L. Dinan Executive Vice President, Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as Principal Financial Officer)