Form 10-Q
period 2010-06-30
ONEOK Partners LP
filed 2010-08-04
CIK 909281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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
Yes X  No __

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2010
Common units	65,413,677 units
Class B units	36,494,126 units

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

We also make available on our Web site the Interactive Data Files required to be submitted and posted pursuant to Rule 405 of Regulation S-T.  In accordance with Rule 402 of Regulation S-T, the Interactive Data Files shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

GLOSSARY
The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2009
ASU	Accounting Standards Update
Bbl	Barrels, one barrel is equivalent to 42 United States gallons
Bbl/d	Barrels per day
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Btu(s)	British thermal units, a measure of the amount of heat required to raise the temperature of one pound of water one degree Fahrenheit
Bushton Plant	Bushton Gas Processing Plant
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Act Amendments of 1972, as amended
EBITDA	Earnings before interest, taxes, depreciation and amortization
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK Partners, L.P.
KCC	Kansas Corporation Commission
LIBOR	London Interbank Offered Rate
MBbl	Thousand barrels
MBbl/d	Thousand barrels per day
MMBbl	Million barrels
MMBtu	Million British thermal units
MMBtu/d	Million British thermal units per day
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
NBP Services	NBP Services, LLC, a wholly owned subsidiary of ONEOK
NGL products	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
NGL(s)	Natural gas liquid(s)
Northern Border Pipeline	Northern Border Pipeline Company
NYMEX	New York Mercantile Exchange
OBPI	ONEOK Bushton Processing Inc.
OCC	Oklahoma Corporation Commission
ONEOK	ONEOK, Inc.
ONEOK Partners GP	ONEOK Partners GP, L.L.C., a wholly owned subsidiary of ONEOK and our sole general partner
OPIS	Oil Price Information Service
Overland Pass Pipeline Company	Overland Pass Pipeline Company LLC
Partnership Agreement	Third Amended and Restated Agreement of Limited Partnership of ONEOK Partners, L.P., as amended
Partnership Credit Agreement	The Partnership’s $1.0 billion Amended and Restated Revolving Credit Agreement dated March 30, 2007
POP	Percent of proceeds
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
S&P	Standard & Poor’s Rating Group
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Viking Gas Transmission	Viking Gas Transmission Company
XBRL	eXtensible Business Reporting Language

This page intentionally left blank.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2010	2009	2010	2009
	(Thousands of dollars, except per unit amounts)

Revenues	$2,055,121	$1,397,057	$4,259,127	$2,647,922
Cost of sales and fuel	1,766,959	1,135,075	3,709,840	2,132,399
Net margin	288,162	261,982	549,287	515,523
Operating expenses
Operations and maintenance	85,334	87,712	172,540	165,391
Depreciation and amortization	43,987	39,953	87,857	79,893
General taxes	12,624	12,795	21,726	24,562
Total operating expenses	141,945	140,460	282,123	269,846
Gain (loss) on sale of assets	(260)	3,276	(1,045)	3,940
Operating income	145,957	124,798	266,119	249,617
Equity earnings from investments (Note H)	20,676	14,188	41,792	35,410
Allowance for equity funds used during construction	235	9,468	482	18,471
Other income	401	3,424	2,251	3,815
Other expense	(3,990)	(383)	(4,332)	(2,429)
Interest expense	(53,330)	(50,888)	(107,483)	(101,796)
Income before income taxes	109,949	100,607	198,829	203,088
Income taxes	(4,800)	(3,068)	(9,660)	(5,939)
Net income	105,149	97,539	189,169	197,149
Less: Net income attributable to noncontrolling interests	134	1	285	20
Net income attributable to ONEOK Partners, L.P.	$105,015	$97,538	$188,884	$197,129

Limited partners' interest in net income:
Net income attributable to ONEOK Partners, L.P.	$105,015	$97,538	$188,884	$197,129
General partner's interest in net income	(28,789)	(23,388)	(56,177)	(45,700)
Limited partners' interest in net income	$76,226	$74,150	$132,707	$151,429

Limited partners' net income per unit, basic and diluted (Note I)	$0.75	$0.81	$1.32	$1.66

Number of units used in computation (thousands)	101,908	91,415	100,821	91,169
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
(Unaudited)	2010	2009
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$3,054	$3,151
Accounts receivable, net	518,870	624,635
Affiliate receivables	30,749	32,397
Gas and natural gas liquids in storage	230,004	217,585
Commodity imbalances	73,454	188,177
Other current assets	62,815	36,148
Total current assets	918,946	1,102,093

Property, plant and equipment
Property, plant and equipment	6,448,952	6,353,909
Accumulated depreciation and amortization	1,049,581	972,497
Net property, plant and equipment	5,399,371	5,381,412

Investments and other assets
Investments in unconsolidated affiliates	757,232	765,163
Goodwill and intangible assets	665,037	668,870
Other assets	40,056	35,721
Total investments and other assets	1,462,325	1,469,754
Total assets	$7,780,642	$7,953,259

Liabilities and equity
Current liabilities
Current maturities of long-term debt	$236,931	$261,931
Notes payable (Note D)	680,000	523,000
Accounts payable	543,281	694,290
Affiliate payables	23,141	21,866
Commodity imbalances	203,356	392,688
Other current liabilities	128,894	153,539
Total current liabilities	1,815,603	2,047,314

Long-term debt, excluding current maturities	2,589,227	2,822,086

Deferred credits and other liabilities	81,450	73,798

Commitments and contingencies (Note F)

Equity
ONEOK Partners, L.P. partners’ equity:
General partner	92,848	84,434
Common units: 65,413,677 and 59,912,777 units issued and outstanding at June 30, 2010 and December 31, 2009, respectively	1,830,314	1,561,762
Class B units: 36,494,126 units issued and outstanding at June 30, 2010 and December 31, 2009	1,347,994	1,380,299
Accumulated other comprehensive income (loss)	17,930	(22,037)
Total ONEOK Partners, L.P. partners' equity	3,289,086	3,004,458

Noncontrolling interests in consolidated subsidiaries	5,276	5,603

Total equity	3,294,362	3,010,061
Total liabilities and equity	$7,780,642	$7,953,259
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS	Six Months Ended
	June 30,
(Unaudited)	2010	2009
	(Thousands of dollars)
Operating activities
Net income	$189,169	$197,149
Depreciation and amortization	87,857	79,893
Allowance for equity funds used during construction	(482)	(18,471)
Loss (gain) on sale of assets	1,045	(3,940)
Deferred income taxes	3,488	3,558
Equity earnings from investments	(41,792)	(35,410)
Distributions received from unconsolidated affiliates	39,034	38,233
Changes in assets and liabilities:
Accounts receivable	105,765	(79,824)
Affiliate receivables	1,648	(55)
Gas and natural gas liquids in storage	(12,419)	25,976
Accounts payable	(148,327)	16,410
Affiliate payables	1,275	(729)
Commodity imbalances, net	(74,609)	(25,470)
Other assets and liabilities	(18,905)	(7,875)
Cash provided by operating activities	132,747	189,445

Investing activities
Changes in investments in unconsolidated affiliates	9,448	17,393
Capital expenditures (less allowance for equity funds used during construction)	(98,694)	(321,860)
Proceeds from sale of assets	202	8,050
Cash used in investing activities	(89,044)	(296,417)

Financing activities
Cash distributions:
General and limited partners	(273,747)	(241,864)
Noncontrolling interests	(612)	(489)
Borrowing (repayment) of notes payable, net	157,000	360,000
Repayment of notes payable with maturities over 90 days	-	(870,000)
Issuance of long-term debt, net of discounts	-	498,325
Long-term debt financing costs	-	(4,000)
Repayment of long-term debt	(255,965)	(5,965)
Issuance of common units, net of discounts	322,704	220,458
Contribution from general partner	6,820	4,675
Cash used in financing activities	(43,800)	(38,860)
Change in cash and cash equivalents	(97)	(145,832)
Cash and cash equivalents at beginning of period	3,151	177,635
Cash and cash equivalents at end of period	$3,054	$31,803
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	ONEOK Partners, L.P. Partners' Equity

(Unaudited)	Common Units	Class B Units	General Partner	Common Units
	(Units)		(Thousands of dollars)

December 31, 2009	59,912,777	36,494,126	$84,434	$1,561,762
Net income	-	-	56,177	84,361
Other comprehensive income	-	-	-	-
Issuance of common units (Note E)	5,500,900	-	-	322,704
Contribution from general partner (Note E)	-	-	6,820	-
Distributions paid (Note E)	-	-	(54,583)	(138,513)
June 30, 2010	65,413,677	36,494,126	$92,848	$1,830,314
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Continued)

	ONEOK Partners, L.P. Partners' Equity
(Unaudited)	Class B Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)

December 31, 2009	$1,380,299	$(22,037)	$5,603	$3,010,061
Net income	48,346	-	285	189,169
Other comprehensive income	-	39,967	-	39,967
Issuance of common units (Note E)	-	-	-	322,704
Contribution from general partner (Note E)	-	-	-	6,820
Distributions paid (Note E)	(80,651)	-	(612)	(274,359)
June 30, 2010	$1,347,994	$17,930	$5,276	$3,294,362

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2010	2009	2010	2009
	(Thousands of dollars)

Net income	$105,149	$97,539	$189,169	$197,149
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	11,542	(12,870)	36,249	(13,080)
Less: Realized gains (losses) on derivatives recognized in net income	930	16,419	(3,718)	35,620
Other	-	-	-	212
Total other comprehensive income (loss)	10,612	(29,289)	39,967	(48,488)
Comprehensive income	115,761	68,250	229,136	148,661
Less: Comprehensive income attributable to noncontrolling interests	134	1	285	20
Comprehensive income attributable to ONEOK Partners, L.P.	$115,627	$68,249	$228,851	$148,641
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

Recently Issued Accounting Standards Update

The following recently issued accounting standards update affects our consolidated financial statements and related disclosures:

Fair Value Measurements and Disclosures - In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which established new disclosure requirements and clarified existing requirements for disclosures of fair value measurements.  ASU 2010-06 required us to add two new disclosures, when applicable: (i) transfers in and out of Level 1 and 2 fair value measurements including the reasons for the transfers, and (ii) a gross presentation of activity within the reconciliation of Level 3 fair value measurements.  Except for separate disclosure of purchases, sales, issuances and settlements in the reconciliation of our Level 3 fair value measurements, we applied this guidance to our disclosures beginning with our March 31, 2010, Quarterly Report.  The separate disclosure of purchases, sales, issuances and settlements will be required beginning with our March 31, 2011, Quarterly Report, and we do not expect the impact to be material.  ASU 2010-06 requires prospective application in the period of adoption, and we have not recast our prior-year disclosures.  See Note B for more discussion of our fair value measurements.

B.           FAIR VALUE MEASUREMENTS

Determining Fair Value - We define fair value as the price that would be received from the sale of an asset or the transfer of a liability in an orderly transaction between market participants at the measurement date.  We use the income approach to determine the fair value of our derivative assets and liabilities and consider the markets in which the transactions are executed.  While many of the contracts in our portfolio are executed in liquid markets where price transparency exists, some contracts are executed in markets for which market prices may exist, but the market may be relatively inactive.  This results in limited price transparency that requires management’s judgment and assumptions to estimate fair values.  For certain transactions, we utilize modeling techniques using NYMEX-settled pricing data and historical correlations of NGL product prices to crude oil prices.  We validate our valuation inputs with third-party information and settlement prices from other sources, where available.  In addition, as prescribed by the income approach, we compute the fair value of our derivative portfolio by discounting the projected future cash flows from our derivative assets and liabilities to present value using the interest rate yields to calculate present-value discount factors derived from LIBOR, Eurodollar futures and U.S. Treasury swaps.  Finally, we consider the credit risk of our counterparties with whom our derivative assets and liabilities are executed.  Although we use our best estimates to determine the fair value of the derivative contracts we have executed, the ultimate market prices realized could differ from our estimates, and the differences could be significant.

Recurring Fair Value Measurements - The following table sets forth our recurring fair value measurements for the periods indicated:

	June 30, 2010
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net
	(Thousands of dollars)
Derivatives - commodity
Assets (b)	$-	$16,309	$9,197	$25,506	$(1,688)	$23,818
Liabilities (c)	$-	$(1,443)	$(2,953)	$(4,396)	$1,688	$(2,708)

	December 31, 2009
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net
	(Thousands of dollars)
Derivatives - commodity
Assets (b)	$-	$459	$-	$459	$(459)	$-
Liabilities (c)	$-	$(5,720)	$(13,052)	$(18,772)	$459	$(18,313)
(a) - Our derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us.

(b) - Included in other current assets and other assets in our Consolidated Balance Sheets.
(c) - Included in other current liabilities in our Consolidated Balance Sheets.

At June 30, 2010, and December 31, 2009, we had no cash collateral held or posted under our master-netting arrangements.

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

Our derivative instruments categorized as Level 3 include over-the-counter fixed-price swaps for NGL products, natural gas basis swaps and physical forward contracts for NGL products.  These instruments are valued based on information from a pricing service, the forward NYMEX curve for crude oil, correlations of specific NGL products to crude oil and internally developed basis curves incorporating observable and unobservable market data.  We corroborate the data on which our fair value estimates are based using our market knowledge of recent transactions and day-to-day pricing fluctuations and analysis of historical relationships of data from the pricing service compared with actual settlements and correlations.  We do not believe that our derivative instruments categorized as Level 3 have a material impact on our results of operations, as the majority of our derivatives are accounted for as cash flow hedges for which ineffectiveness is not material.

The following table sets forth a reconciliation of our Level 3 fair value measurements for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivative Assets (Liabilities)	2010	2009	2010	2009
	(Thousands of dollars)
Net assets (liabilities) at beginning of period	$(2,332)	$25,995	$(13,052)	$37,649
Total realized/unrealized gains (losses):
Included in earnings (a)	(1,059)	982	(1,059)	2,086
Included in other comprehensive income (loss)	9,635	(15,380)	20,355	(28,138)
Net assets at end of period	$6,244	$11,597	$6,244	$11,597
(a) - Included in revenues in our Consolidated Statements of Income.

The change in our Level 3 fair value measurements is due to the execution of new derivative transactions during the period, as well as changes in commodity prices.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable and accounts payable is equal to book value, due to the short-term nature of these items.  The fair value of borrowings under our Partnership Credit Agreement approximates the carrying value since the interest rates are periodically adjusted to reflect current market conditions.

The estimated fair value of the aggregate of our senior notes outstanding, including current maturities, was $3.1 billion and $3.3 billion at June 30, 2010, and December 31, 2009, respectively.  The book value of the aggregate of our senior notes outstanding, including current maturities, was $2.8 billion and $3.1 billion at June 30, 2010, and December 31, 2009, respectively.  The estimated fair value of the aggregate of our senior notes outstanding has been determined using quoted market prices for similar issues with similar terms and maturities.

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

In our Natural Gas Gathering and Processing segment, we are exposed to commodity price risk as a result of receiving commodities in exchange for services associated with our POP contracts.  To a lesser extent, exposures arise from the relative price differential between NGLs and natural gas, or the gross processing spread, with respect to our keep-whole processing contracts.  We are also exposed to basis risk between the various production and market locations where we buy and sell commodities.  As part of our hedging strategy, we use the previously described commodity derivative instruments to minimize the impact of price fluctuations related to natural gas, NGLs and condensate.  We reduce our gross processing spread exposure through a combination of physical and financial hedges.  We utilize a portion of our POP equity natural gas production as an offset, or natural hedge, to an equivalent portion of our keep-whole shrink requirements.  This has the effect of converting our gross processing spread risk to NGL commodity price risk.  We hedge a portion of the forecasted sales of the commodities we retain, including NGLs, natural gas and condensate.

In our Natural Gas Pipelines segment, we are exposed to commodity price risk because our intrastate and interstate natural gas pipelines collect natural gas from our customers for operations or as part of our fee for services provided.  When the amount of natural gas consumed in operations by these pipelines differs from the amount provided by our customers, our pipelines must buy or sell natural gas, or store or use natural gas from inventory, which can expose us to commodity price risk depending on the regulatory treatment for this activity.  We use physical forward sales or purchases to reduce the impact of price fluctuations related to natural gas.  At June 30, 2010, and December 31, 2009, we were not using any financial derivative instruments with respect to our natural gas pipeline operations.

In our Natural Gas Liquids segment, we are exposed to basis risk primarily as a result of the relative value of NGL purchases at one location and sales at another location.  To a lesser extent, we are exposed to commodity price risk resulting from the relative values of the various NGL products to each other, NGLs in storage and the relative value of NGLs to natural gas.  We utilize physical forward contracts to reduce the impact of price fluctuations related to NGLs.  At June 30, 2010, and December 31, 2009, we were not using any derivative financial contracts with respect to our NGL activities.

Interest-rate risk - We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and, at times, interest-rate swaps.  Interest-rate swaps are agreements to exchange an interest payment at some future point based on the differential between two interest rates.  At June 30, 2010, and December 31, 2009, we did not have any interest-rate swap agreements.

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

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held for the periods indicated:

		June 30,	December 31,
	Contract	2010	2009
	Type	Receiver	Receiver
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Swaps	12.5	9.2
- Crude oil and NGLs (MMBbl)	Swaps	1.8	2.4
Basis
- Natural gas (Bcf)	Swaps	12.5	9.2

Cash Flow Hedges - At June 30, 2010, our Consolidated Balance Sheet reflected a net unrealized gain of $22.3 million in accumulated other comprehensive income (loss), with a corresponding offset in derivative financial instrument assets and liabilities that will be realized within the next 18 months as the forecasted transactions affect earnings.  If prices remain at current levels, we will recognize $15.9 million in gains over the next 12 months, and we will recognize $6.4 million in gains thereafter.

The following table sets forth the effect of cash flow hedges recognized in other comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
Derivatives in Cash Flow Hedging Relationships	June 30,		June 30,
	2010	2009	2010	2009
	(Thousands of dollars)
Commodity contracts	$11,542	$(13,313)	$36,249	$(13,644)
Interest-rate contracts	-	443	-	564
Total gain (loss) recognized in other comprehensive income (loss) (effective portion)	$11,542	$(12,870)	$36,249	$(13,080)

The following table sets forth the effect of cash flow hedges on our Consolidated Statements of Income for the periods indicated:

	Location of Gain (Loss) Reclassified from	Three Months Ended		Six Months Ended
Derivatives in Cash Flow	Accumulated Other Comprehensive Income	June 30,		June 30,
Hedging Relationships	(Loss) into Net Income (Effective Portion)	2010	2009	2010	2009
		(Thousands of dollars)
Commodity contracts	Revenues	$709	$15,983	$(4,160)	$34,748
Interest-rate contracts	Interest expense	221	436	442	872
Total gain (loss) reclassified from accumulated other comprehensive income (loss) into net income (effective portion)		$930	$16,419	$(3,718)	$35,620

Ineffectiveness related to our cash flow hedges was not material for the three and six months ended June 30, 2010 and 2009.  In the event that it becomes probable that a forecasted transaction will not occur, we would discontinue cash flow hedge treatment, which would affect earnings.  There were no gains or losses due to the discontinuance of cash flow hedge treatment during the three and six months ended June 30, 2010 and 2009.

The balance in accumulated other comprehensive income in our Consolidated Balance Sheets  at June 30, 2010, and December 31, 2009, was attributable to unrealized gains and losses on derivatives.

Credit Risk - All the commodity derivative financial contracts we enter into are with ONEOK Energy Services Company, L.P. (OES), a subsidiary of ONEOK.  OES enters into similar commodity derivative financial contracts with third parties at our direction and on our behalf.  We have an indemnification agreement with OES that indemnifies and holds OES harmless from any liability it may incur solely as a result of its entering into commodity derivative financial contracts on our behalf.  Derivative assets for which we would indemnify OES in the event of a default by the counterparty totaled $22.1 million at June 30, 2010, and were with investment-grade counterparties that are primarily in the oil and gas and financial services sectors.  At December 31, 2009, there were no derivative assets for which we would indemnify OES in the event of a default by the counterparty.

D.           CREDIT FACILITIES AND SHORT-TERM NOTES PAYABLE

Our Partnership Credit Agreement, which expires in March 2012, contains certain financial, operational and legal covenants.  Among other things, these requirements include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our Partnership Credit Agreement, adjusted for all non-cash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5 to 1.  If we consummate one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will be increased to 5.5 to 1 for the three calendar quarters following the acquisitions.  At June 30, 2010, our ratio of indebtedness to adjusted EBITDA was 4.3 to 1, and we were in compliance with all covenants under our Partnership Credit Agreement.

In June 2010, we initiated a new commercial paper program under which we may issue unsecured commercial paper notes up to a maximum amount outstanding of $1.0 billion to fund our short-term borrowing needs.  The maturities of the commercial paper notes will vary but may not exceed 270 days from the date of issue.  The commercial paper notes will be sold at a negotiated discount from par or will bear interest at a negotiated rate.

Our Partnership Credit Agreement, which expires in March 2012, is available to repay the commercial paper notes, if necessary.  Amounts outstanding under the commercial paper program reduce the borrowings available under our Partnership Credit Agreement.  At June 30, 2010, we had not issued any commercial paper.  In July 2010, we repaid all borrowings outstanding under our Partnership Credit Agreement with the issuance of commercial paper.

At June 30, 2010, and December 31, 2009, we had $680 million and $523 million, respectively, of borrowings outstanding under our Partnership Credit Agreement, and under the most restrictive provisions of our Partnership Credit Agreement had $320 million and $367 million, respectively, of credit available.  At June 30, 2010, and December 31, 2009, we had $24.2 million issued in letters of credit outside of the Partnership Credit Agreement.  Borrowings under our Partnership Credit Agreement are nonrecourse to our general partner.

Borrowings under our Partnership Credit Agreement are typically short term in nature, ranging from one day to six months.  Accordingly, these borrowings are classified as short-term notes payable.

E.           EQUITY

ONEOK - ONEOK and its affiliates owned all of the Class B units, 5.9 million common units and the entire 2 percent general partner interest in us, which together constituted a 42.8 percent ownership interest in us at June 30, 2010.

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

Cash Distributions - Cash distributions paid to our general partner of $54.6 million and $45.5 million in the six months ended June 30, 2010 and 2009, respectively, included incentive distributions of $49.1 million and $40.6 million, respectively.

In July 2010, our general partner declared a cash distribution of $1.12 per unit ($4.48 per unit on an annualized basis) for the second quarter of 2010, an increase of $0.01 from the previous quarter, which will be paid on August 13, 2010, to unitholders of record at the close of business on July 30, 2010.

F.           COMMITMENTS AND CONTINGENCIES

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

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position or results of operations, and our expenditures related to environmental matters had no material effect upon earnings or cash flows during the three and six months ended June 30, 2010 or 2009.

In May 2010, the EPA finalized the “Tailoring Rule” that will regulate greenhouse gas emissions at new or modified facilities that meet certain criteria.  Affected facilities will be required to review best available control technology, conduct air-quality analysis, impact analysis and public reviews with respect to such emissions.  The rule will be phased in beginning January 2011 and, at current emission threshold levels, will have a minimal impact on our existing facilities.  The EPA has stated it will consider lowering the threshold levels over the next five years, which could increase the impact on our existing facilities.  However, potential costs, fees or expenses associated with the potential adjustments are unknown.

In addition, the EPA issued a rule on air-quality standards, “National Emission Standards for Hazardous Air Pollutants for Reciprocating Internal Combustion Engines,” also known as RICE NESHAP, scheduled to be adopted in early 2013.  The rule will require capital expenditures over the next three years for the purchase and installation of new emissions-control equipment.  We do not expect these expenditures to have a material impact on our results of operations, financial position or cash flows.

Legal Proceedings - We are a party to various litigation matters and claims that have arisen in the normal course of our operations.  While the results of litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Overland Pass Pipeline Company - Overland Pass Pipeline Company is a joint venture between us and Williams Partners L.P. (Williams).  We own 99 percent of the joint venture and operate the pipeline.  In July 2010, we received notification that Williams elected to exercise its option to increase its ownership in Overland Pass Pipeline Company to 50 percent from 1 percent.  The purchase price, as determined in accordance with the joint venture’s limited liability company agreement, is estimated to be approximately $425 million.  The transaction is expected to be completed during the third quarter of 2010, subject to obtaining the necessary regulatory approvals.  Upon closing of the transaction and as long as Williams owns at least 50 percent of Overland Pass Pipeline Company, Williams will have the option to become operator.  We expect to deconsolidate Overland Pass Pipeline Company and account for it under the equity method of accounting upon closing of the transaction.  We do not expect the transaction to have a material impact on our results of operations.

Investment in Northern Border Pipeline - Northern Border Pipeline anticipates requiring an additional equity contribution of approximately $102 million from its partners in 2011, of which our share will be approximately $51 million based on our 50 percent equity interest.

G.           SEGMENTS

Segment Descriptions - We implemented changes to the structure of our previous reportable business segments during the third quarter of 2009 to better align them with how we manage our businesses.  Our financial results are now reported in these three segments: (i) Natural Gas Gathering and Processing; (ii) Natural Gas Pipelines, both of which remain unchanged; and (iii) Natural Gas Liquids, which consolidates our former natural gas liquids gathering and fractionation segment with our former natural gas liquids pipelines segment due to the integrated manner in which they are managed.  Prior-period amounts have been recast to reflect these segment changes.

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

Customers - For the three and six months ended June 30, 2010 and the six months ended June 30, 2009, we had no single unaffiliated customer from which we received 10 percent or more of our consolidated revenues.  We had one unaffiliated customer from which we received $140.4 million, or approximately 10 percent, of our consolidated revenues, for the three months ended June 30, 2009.

For the three and six months ended June 30, 2010 and 2009, sales to affiliated customers were less than 10 percent.  See Note J for additional information about our sales to affiliated customers.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended June 30, 2010	Natural Gas Gathering and Processing	Natural Gas Pipelines (a)	Natural Gas Liquids (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$109,651	$56,559	$1,780,822	$-	$1,947,032
Sales to affiliated customers	85,214	22,875	-	-	108,089
Intersegment revenues	120,265	553	6,242	(127,060)	-
Total revenues	$315,130	$79,987	$1,787,064	$(127,060)	$2,055,121

Net margin	$88,745	$72,822	$128,507	$(1,912)	$288,162
Operating costs	29,839	23,608	45,768	(1,257)	97,958
Depreciation and amortization	15,006	11,061	17,920	-	43,987
Gain (loss) on sale of assets	(247)	63	(77)	1	(260)
Operating income	$43,653	$38,216	$64,742	$(654)	$145,957

Equity earnings from investments	$7,552	$12,500	$624	$-	$20,676
Capital expenditures	$29,793	$8,434	$21,736	$2,904	$62,867
(a) - Our Natural Gas Pipelines segment has regulated and non-regulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $62.0 million, net margin of $57.0 million and operating income of $28.1 million.

(b) - Our Natural Gas Liquids segment has regulated and non-regulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $89.9 million, of which $58.8 million related to sales within the segment, net margin of $69.5 million and operating income of $38.8 million.

Three Months Ended June 30, 2009	Natural Gas Gathering and Processing	Natural Gas Pipelines (a)	Natural Gas Liquids (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$73,667	$51,493	$1,164,328	$(1)	$1,289,487
Sales to affiliated customers	84,713	22,857	-	-	107,570
Intersegment revenues	81,721	176	5,214	(87,111)	-
Total revenues	$240,101	$74,526	$1,169,542	$(87,112)	$1,397,057

Net margin	$86,292	$66,861	$109,852	$(1,023)	$261,982
Operating costs	34,031	24,484	42,649	(657)	100,507
Depreciation and amortization	14,465	10,629	14,847	12	39,953
Gain (loss) on sale of assets	3,093	(24)	(3)	210	3,276
Operating income	$40,889	$31,724	$52,353	$(168)	$124,798

Equity earnings from investments	$7,721	$5,555	$912	$-	$14,188
Capital expenditures	$23,509	$16,840	$88,546	$471	$129,366
(a) - Our Natural Gas Pipelines segment has regulated and non-regulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $60.8 million, net margin of $52.8 million and operating income of $22.7 million.

(b) - Our Natural Gas Liquids segment has regulated and non-regulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $57.0 million, of which $36.4 million related to sales within the segment, net margin of $45.0 million and operating income of $18.8 million.

Six Months Ended June 30, 2010	Natural Gas Gathering and Processing	Natural Gas Pipelines (a)	Natural Gas Liquids (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$223,846	$114,011	$3,676,250	$-	$4,014,107
Sales to affiliated customers	192,391	52,629	-	-	245,020
Intersegment revenues	254,081	937	13,296	(268,314)	-
Total revenues	$670,318	$167,577	$3,689,546	$(268,314)	$4,259,127

Net margin	$170,060	$151,387	$232,521	$(4,681)	$549,287
Operating costs	64,295	46,384	86,769	(3,182)	194,266
Depreciation and amortization	29,658	21,943	36,256	-	87,857
Gain (loss) on sale of assets	(275)	64	(835)	1	(1,045)
Operating income	$75,832	$83,124	$108,661	$(1,498)	$266,119

Equity earnings from investments	$13,239	$27,575	$978	$-	$41,792
Investments in unconsolidated affiliates	$328,608	$399,370	$29,254	$-	$757,232
Total assets	$1,653,129	$1,885,753	$4,286,355	$(44,595)	$7,780,642
Noncontrolling interests in consolidated subsidiaries	$-	$5,228	$33	$15	$5,276
Capital expenditures	$48,940	$11,669	$37,555	$530	$98,694
(a) - Our Natural Gas Pipelines segment has regulated and non-regulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $132.4 million, net margin of $119.2 million and operating income of $62.2 million.

(b) - Our Natural Gas Liquids segment has regulated and non-regulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $171.5 million, of which $107.6 million related to sales within the segment, net margin of $133.0 million and operating income of $74.0 million.

Six Months Ended June 30, 2009	Natural Gas Gathering and Processing	Natural Gas Pipelines (a)	Natural Gas Liquids (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$135,813	$100,210	$2,160,194	$-	$2,396,217
Sales to affiliated customers	202,920	48,785	-	-	251,705
Intersegment revenues	151,611	323	10,309	(162,243)	-
Total revenues	$490,344	$149,318	$2,170,503	$(162,243)	$2,647,922

Net margin	$172,344	$132,429	$212,443	$(1,693)	$515,523
Operating costs	65,859	44,664	80,276	(846)	189,953
Depreciation and amortization	28,913	23,422	27,544	14	79,893
Gain (loss) on sale of assets	3,074	3	-	863	3,940
Operating income	$80,646	$64,346	$104,623	$2	$249,617

Equity earnings from investments	$12,187	$21,763	$1,460	$-	$35,410
Capital expenditures	$52,327	$34,268	$234,794	$471	$321,860
(a) - Our Natural Gas Pipelines segment has regulated and non-regulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $122.4 million, net margin of $104.5 million and operating income of $46.0 million.

(b) - Our Natural Gas Liquids segment has regulated and non-regulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $114.8 million, of which $70.1 million related to sales within the segment, net margin of $88.8 million and operating income of $40.8 million.

H.           UNCONSOLIDATED AFFILIATES

Equity Earnings from Investments - The following table sets forth our equity earnings from investments for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Thousands of dollars)
Northern Border Pipeline	$12,372	$5,454	$27,218	$21,492
Bighorn Gas Gathering, L.L.C.	1,811	1,824	2,048	3,910
Fort Union Gas Gathering, L.L.C.	3,581	3,805	7,139	6,015
Lost Creek Gathering Company, L.L.C.	1,454	1,312	2,856	2,202
Other	1,458	1,793	2,531	1,791
Equity earnings from investments	$20,676	$14,188	$41,792	$35,410

Unconsolidated Affiliates Financial Information - The following table sets forth summarized combined financial information of our unconsolidated affiliates for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Thousands of dollars)
Income Statement
Operating revenues	$98,077	$87,951	$197,308	$194,017
Operating expenses	$44,896	$44,429	$89,611	$89,232
Net income	$45,955	$32,129	$92,866	$82,645

Distributions paid to us	$26,115	$30,142	$49,644	$63,473

Distributions paid to us are classified as operating activities on our Consolidated Statements of Cash Flows until the cumulative distributions exceed our proportionate share of income from the unconsolidated affiliate since the date of our initial investment.  The amount of cumulative distributions paid to us that exceeds our cumulative proportionate share of income in each period represents a return of investment and is classified as an investing activity on our Consolidated Statement of Cash Flows.  Distributions paid to us include a $9.1 million and $17.1 million return of investment for the three months ended June 30, 2010 and 2009, respectively, and $10.6 million and $25.2 million for the six months ended June 30, 2010 and 2009, respectively.

I.           LIMITED PARTNERS’ NET INCOME PER UNIT

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

For purposes of our calculation of limited partners’ net income per unit, net income attributable to ONEOK Partners, L.P. is generally allocated to the general partner as follows: (i) an amount based upon the 2 percent general partner interest in net income attributable to ONEOK Partners, L.P. and (ii) the amount of the general partner’s incentive distribution rights based on the total cash distributions declared for the period.  The amount of incentive distribution allocated to our general partner totaled $26.7 million and $21.4 million for the three months ended June 30, 2010 and 2009, respectively, and $52.4 million and $41.8 million for the six months ended June 30, 2010 and 2009, respectively.

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

J.           RELATED-PARTY TRANSACTIONS

Our Natural Gas Gathering and Processing segment sells natural gas to ONEOK and its subsidiaries.  A portion of our Natural Gas Pipelines segment’s revenues are from ONEOK and its subsidiaries.  Additionally, our Natural Gas Gathering and Processing segment and Natural Gas Liquids segment purchase a portion of the natural gas used in their operations from ONEOK and its subsidiaries.

We have certain contractual rights to the Bushton Plant.  Our Processing and Services Agreement with ONEOK and OBPI sets out the terms by which OBPI provides services to us at the Bushton Plant through 2012.  We have contracted for all of the capacity of the Bushton Plant from OBPI.  In exchange, we pay OBPI for all costs and expenses necessary for the operation and maintenance of the Bushton Plant, and we reimburse ONEOK for OBPI’s obligations under equipment leases covering the Bushton Plant.

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

Our derivative financial contracts with OES are discussed under “Credit Risk” in Note C.

The following table sets forth the transactions with related parties for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Thousands of dollars)
Revenues	$108,089	$107,570	$245,020	$251,705

Expenses
Cost of sales and fuel	$11,215	$9,416	$28,974	$26,054
Administrative and general expenses	51,974	49,855	102,999	98,478
Total expenses	$63,189	$59,271	$131,973	$124,532

Cash Distributions to ONEOK - We paid cash distributions to ONEOK and its subsidiaries related to its general and limited partner interests of $75.6 million and $68.5 million for the three months ended June 30, 2010 and 2009, respectively, and $148.3 million and $137.0 million for the six months ended June 30, 2010 and 2009, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to Consolidated Financial Statements in this Quarterly Report, as well as our Annual Report.

EXECUTIVE SUMMARY

Outlook - We expect a slow economic recovery to continue for the remainder of 2010.  Although volatility in the financial markets could limit our access to financial markets on a timely basis or increase our cost of capital in the future, we anticipate improved credit markets for the remainder of 2010, compared with 2009; however, the potential impacts of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act)  may reduce liquidity in the financial markets and could increase our cost of capital and the costs of hedging certain risks inherent in our business.  We anticipate the consolidation of underperforming assets in the industry, particularly those with high commodity price exposure and/or high levels of debt.  Additionally, we anticipate an improving commodity price environment to continue during 2010, compared with 2009.

Cash Distributions - In July 2010, our general partner declared a cash distribution of $1.12 per unit ($4.48 per unit on an annualized basis) for the second quarter of 2010, an increase of $0.01 from the previous quarter, which will be paid August 13, 2010, to unitholders of record at the close of business on July 30, 2010.

Commercial Paper Program - In June 2010, we established a commercial paper program providing for the issuance of up to $1.0 billion of unsecured commercial paper notes.  Amounts outstanding under the commercial paper program reduce the borrowings available under our Partnership Credit Agreement.  At June 30, 2010, we had not issued any commercial paper.  In July 2010, we repaid all borrowings outstanding under our Partnership Credit Agreement with the issuance of commercial paper.

Long-Term Debt - In June 2010, we repaid $250 million of maturing senior notes with available cash and short-term borrowings.  With the repayment of these notes, we no longer have any obligation to offer to repurchase the $225 million senior notes due 2011 in the event that our long-term debt credit ratings fall below investment grade.

Overland Pass Pipeline Company - Overland Pass Pipeline Company is a joint venture between us and Williams Partners L.P. (Williams).  We own 99 percent of the joint venture and operate the pipeline.  In July 2010, we received notification that Williams elected to exercise its option to increase its ownership in Overland Pass Pipeline Company to 50 percent from 1 percent.  The purchase price, as determined in accordance with the joint venture’s limited liability company agreement, is estimated to be approximately $425 million.  The transaction is expected to be completed during the third quarter of 2010, subject to obtaining the necessary regulatory approvals.  Upon closing of the transaction and as long as Williams owns at least 50 percent of Overland Pass Pipeline Company, Williams will have the option to become operator.  We do not expect the transaction to have a material impact on our results of operations.  We expect to use the proceeds from the transaction to repay short-term debt and to fund our recently announced capital projects.

Growth Projects - In April 2010, we announced that we will invest approximately $405 million to $470 million for projects in the Bakken Shale in the Williston Basin in North Dakota and in the Woodford Shale in Oklahoma, which will enable us to meet the rapidly growing needs of producers in these areas.

Garden Creek plant and related projects - We plan to construct a new 100 MMcf/d natural gas processing facility, the Garden Creek plant, in eastern McKenzie County, North Dakota.  The plant and related expansions are estimated to cost between $150 million and $210 million and will double our natural gas processing capacity in the Williston Basin.  These projects are expected to be completed in the fourth quarter of 2011.  In addition, we will invest $200 million to $205 million during 2010 and 2011 for new well connections, expansions and upgrades to our existing natural gas gathering infrastructure in the Bakken Shale.  These projects are in our Natural Gas Gathering and Processing segment.

Woodford Shale projects - We also will invest $55 million in the Woodford Shale in Oklahoma for new well connections in 2010 and 2011 and to connect our natural gas gathering system to our Maysville, Oklahoma, natural gas processing facility, as well as for the connection of a new third-party processing plant to our NGL gathering system in Oklahoma.  These projects are in our Natural Gas Gathering and Processing and Natural Gas Liquids segments.

Bakken Pipeline and related projects - In July 2010, we announced plans to build a 525- to 615-mile NGL pipeline that will transport unfractionated NGLs from the Bakken Shale in the Williston Basin in North Dakota to the Overland Pass Pipeline.

The Bakken Pipeline will initially transport up to 60 MBbl/d of unfractionated NGL production from our natural gas gathering and processing assets in the Bakken Shale and from third-party natural gas processing plants south through western North Dakota and eastern Montana to Wyoming, where it will connect to the Overland Pass Pipeline near Cheyenne, Wyoming.  The volumes will then be delivered to our existing NGL infrastructure in the Mid-Continent. Additional pump facilities could increase the new pipeline’s capacity to 110 MBbl/d.  Supply commitments for the Bakken Pipeline will be anchored by NGL production from our natural gas processing plants and from third-party processors, which are in various stages of negotiation.  Following receipt of all necessary permits, construction of the 12-inch diameter pipeline is expected to begin in the second quarter of 2012 and is currently expected to be completed during the first half of 2013.  Project costs for the new pipeline are estimated to be $450 million to $550 million.

The additional unfractionated NGL volumes from the new Bakken Pipeline and other supply sources under development in the Rockies will require an investment of $35 million to $40 million for our anticipated share of the costs for additional pump stations on the Overland Pass Pipeline.  This investment along with projected capital expenditures in 2010, will increase capacity to the maximum of 255 MBbl/d.

We also will invest $110 million to $140 million to expand and upgrade our existing fractionation capacity at Bushton, Kansas, increasing our capacity to 210 MBbl/d from 150 MBbl/d.

Sterling I Pipeline Expansion - In July 2010, we announced plans to install seven additional pump stations for approximately $36 million along our existing Sterling I natural gas liquids distribution pipeline, increasing its capacity by 15 MBbl/d, which will be supplied by our Mid-Continent NGL infrastructure.  The Sterling I pipeline transports NGL products from our fractionator in Medford, Oklahoma, to the Mont Belvieu, Texas, market center and is currently operating at capacity.   The pump station installation will begin later this year and is expected to be completed in the second half of 2011.

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

Financial Markets Legislation - In July 2010, the Dodd-Frank Act was enacted, representing a far-reaching overhaul of the framework for regulation of U.S. financial markets.   We are currently evaluating the provisions of the Dodd-Frank Act.  The Dodd-Frank Act calls for various regulatory agencies, including the SEC and the Commodities Futures Trading Commission, to establish regulations for implementation of many of the provisions of the Dodd-Frank Act, which we expect will provide additional clarity regarding the extent of the impact of this legislation on us.  We expect to be able to continue to participate in financial markets for hedging certain risks inherent in our business, including commodity and interest rate risks. However, the costs of doing so may be increased as a result of the new legislation.  We may also incur additional costs associated with our compliance with the new regulations and anticipated additional reporting and disclosure obligations.

Segment Realignment - We implemented changes to the structure of our previous reportable business segments during the third quarter of 2009 to better align them with how we manage our businesses.  Our financial results are now reported in these three segments: (i) Natural Gas Gathering and Processing; (ii) Natural Gas Pipelines, both of which remain unchanged; and (iii) Natural Gas Liquids, which consolidates our former natural gas liquids gathering and fractionation segment with our former natural gas liquids pipelines segment due to the integrated manner in which they are managed.  Prior-period amounts have been recast to reflect these segment changes.

Operating Results - Net income attributable to us increased to $105.0 million for the three months ended June 30, 2010, compared with $97.5 million for the same period in 2009.  The increase in net income attributable to us for the three-month period ending June 30, 2010, is due primarily to the following:
•	an increase in net margin due primarily to:
-	higher NGL volumes gathered, fractionated and transported, associated with the completion of our capital projects, as well as new NGL supply connections in our Natural Gas Liquids segment;
-	higher net realized commodity prices in our Natural Gas Gathering and Processing segment; and
-	increased transportation capacity contracted and the impact of higher natural gas prices on retained fuel in our Natural Gas Pipelines segment; offset partially by
-
lower optimization margins as increasing NGL volumes from customers under fee-based contracts limited the fractionation and transportation capacity available for optimization activities in our Natural Gas Liquids segment;

•	an increase in equity earnings from investments due to increased throughput on Northern Border Pipeline in our Natural Gas Pipelines segment;
•	a decrease in operating costs due primarily to:
-	the timing of certain accruals for employee-related costs; offset partially by
-	the operations of our capital projects completed last year; and
•	a decrease in allowance for equity funds used during construction due primarily to the completion of the Arbuckle Pipeline, Piceance lateral and D-J Basin lateral in our Natural Gas Liquids segment.

For the six-month period, net income attributable to us decreased to $188.9 million from $197.1 million for the same period in 2009.  The decrease in net income attributable to us for the six-month period ending June 30, 2010, is due primarily to the following:
•	an increase in operating costs resulting from the operation of our capital projects completed last year and higher employee-related costs; and
•
a decrease in allowance for equity funds used during construction due primarily to the completion of the Arbuckle Pipeline, Piceance lateral and D-J Basin lateral in our Natural Gas Liquids segment; offset partially by

•	an increase in net margin due primarily to:
-	higher NGL volumes gathered, fractionated and transported, associated with the completion of our capital projects, as well as new NGL supply connections in our Natural Gas Liquids segment;
-
higher natural gas transportation margins from an increase in capacity contracted on Midwestern Gas Transmission, Viking Gas Transmission’s Fargo lateral that was completed in October 2009 and from the Guardian Pipeline expansion and extension project that was completed in February 2009 in our Natural Gas Pipelines segment; and

-	higher net realized commodity prices in our Natural Gas Gathering and Processing segment; offset partially by
-
lower optimization margins as increasing NGL volumes from customers under fee-based contracts limited the fractionation and transportation capacity available for optimization activities in our Natural Gas Liquids segment; and

-	lower volumes gathered in the Powder River Basin in our Natural Gas Gathering and Processing segment; and
•	an increase in equity earnings from investments due to increased throughput on Northern Border Pipeline in our Natural Gas Pipelines segment.

IMPACT OF NEW ACCOUNTING STANDARDS

Information about the impact of new accounting standards is included in Note A of the Notes to Consolidated Financial Statements in this Quarterly Report for ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which did not have a material impact on our consolidated financial statements and related disclosures.  See Note B of the Notes to Consolidated Financial Statements for discussion of our fair value measurements.

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

Information about our critical accounting policies and estimates is included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies and Estimates,” in our Annual Report.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected consolidated financial results for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2010 vs. 2009		2010 vs. 2009
Financial Results	2010	2009	2010	2009	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Revenues	$2,055.1	$1,397.1	$4,259.1	$2,647.9	$658.0	47%	$1,611.2	61%
Cost of sales and fuel	1,766.9	1,135.1	3,709.8	2,132.3	631.8	56%	1,577.5	74%
Net margin	288.2	262.0	549.3	515.6	26.2	10%	33.7	7%
Operating costs	97.9	100.5	194.3	190.0	(2.6)	(3%)	4.3	2%
Depreciation and amortization	44.0	40.0	87.9	79.9	4.0	10%	8.0	10%
Gain (loss) on sale of assets	(0.3)	3.3	(1.0)	3.9	(3.6)	*	(4.9)	*
Operating income	$146.0	$124.8	$266.1	$249.6	$21.2	17%	$16.5	7%

Equity earnings from investments	$20.7	$14.2	$41.8	$35.4	$6.5	46%	$6.4	18%
Allowance for equity funds used during construction	$0.2	$9.5	$0.5	$18.5	$(9.3)	(98%)	$(18.0)	(97%)
Interest expense	$(53.3)	$(50.9)	$(107.5)	$(101.8)	$2.4	5%	$5.7	6%
Capital expenditures	$62.9	$129.4	$98.7	$321.9	$(66.5)	(51%)	$(223.2)	(69%)
* Percentage change is greater than 100 percent.

Energy markets were affected by increased commodity prices during the three and six months ended June 30, 2010, compared with the same periods last year.  The increase in commodity prices had a direct impact on our revenues and cost of sales and fuel.  Net margin increased for the three and six months ended June 30, 2010, compared with the same period last year, due to the following:
•	higher NGL volumes gathered, fractionated and transported, associated with the completion of our capital projects, as well as new NGL supply connections in our Natural Gas Liquids segment;
•
higher natural gas transportation margins from an increase in capacity contracted on Midwestern Gas Transmission and Viking Gas Transmission’s Fargo lateral that was completed in October 2009 in our Natural Gas Pipelines segment;

•	higher net realized commodity prices in our Natural Gas Gathering and Processing segment; offset partially by
•
lower optimization margins as increasing NGL volumes from customers under fee-based contracts limited the fractionation and transportation capacity available for optimization activities in our Natural Gas Liquids segment; and

•	lower volumes gathered in the Powder River Basin in our Natural Gas Gathering and Processing segment.

Operating costs decreased for the three months ended June 30, 2010, compared with the same period last year, due primarily to the timing of certain accruals for employee-related costs, offset partially by the operations of our capital projects completed last year.  Operating costs increased for the six months ended June 30, 2010, compared with the same period last year, due primarily to the operation of our capital projects completed last year and higher employee-related costs.

Depreciation and amortization increased for the three and six months ended June 30, 2010, compared with the same periods last year, due primarily to higher depreciation expense associated with our capital projects completed last year.

Equity earnings from investments increased for the three and six months ended June 30, 2010, compared with the same periods last year, due to increased throughput on Northern Border Pipeline.

Allowance for equity funds used during construction and capital expenditures decreased for the three and six months ended June 30, 2010, compared with the same periods last year, due primarily to our completed capital projects.

Additional information regarding our financial results and operating information is provided in the following discussion for each of our segments.

Natural Gas Gathering and Processing

Overview - Our Natural Gas Gathering and Processing segment’s operations include gathering and processing of natural gas produced from crude oil and natural gas wells.  We gather and process natural gas in the Mid-Continent region, which includes the Anadarko Basin of Oklahoma that contains the NGL-rich Woodford shale formation and the Hugoton and Central Kansas Uplift Basins of Kansas.  We also gather and/or process natural gas in two producing basins in the Rocky Mountain region: the Williston Basin, which spans portions of Montana and North Dakota that includes the oil-producing Bakken and Three Forks shale formations, and the Powder River Basin of Wyoming.  The natural gas we gather in the Powder River Basin of Wyoming is coal-bed methane, or dry gas, that does not require processing or NGL extraction, in order to be marketable; dry gas is gathered, compressed and delivered into a downstream pipeline or marketed for a fee.

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

Selected Financial Results - The following table sets forth certain selected financial results for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2010 vs. 2009		2010 vs. 2009
Financial Results	2010	2009	2010	2009	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$173.2	$129.2	$360.3	$247.0	$44.0	34%	$113.3	46%
Residue gas sales	105.4	74.0	237.3	166.0	31.4	42%	71.3	43%
Gathering, compression, dehydration and processing fees and other revenue	36.5	36.9	72.7	77.3	(0.4)	(1%)	(4.6)	(6%)
Cost of sales and fuel	226.4	153.8	500.2	318.0	72.6	47%	182.2	57%
Net margin	88.7	86.3	170.1	172.3	2.4	3%	(2.2)	(1%)
Operating costs	29.8	34.0	64.3	65.9	(4.2)	(12%)	(1.6)	(2%)
Depreciation and amortization	15.0	14.5	29.7	28.9	0.5	3%	0.8	3%
Gain (loss) on sale of assets	(0.2)	3.1	(0.3)	3.1	(3.3)	*	(3.4)	*
Operating income	$43.7	$40.9	$75.8	$80.6	$2.8	7%	$(4.8)	(6%)

Equity earnings from investments	$7.6	$7.7	$13.2	$12.2	$(0.1)	(1%)	$1.0	8%
Capital expenditures	$29.8	$23.5	$48.9	$52.3	$6.3	27%	$(3.4)	(7%)
* Percentage change is greater than 100 percent.

Net margin increased for the three months ended June 30, 2010, compared with the same period last year, primarily as result of the following:
•	an increase of $4.0 million due to higher net realized commodity prices; and
•	an increase of $1.6 million due to higher volumes processed and sold; offset partially by
•	a decrease of $1.7 million due to lower volumes gathered in the Powder River Basin; and
•	a decrease of $1.1 million due to changes in contract terms.

Net margin decreased for the six months ended June 30, 2010, compared with the same period last year, primarily as result of the following:
•	a decrease of $3.8 million due to lower volumes gathered in the Powder River Basin;
•	a decrease of $3.0 million due to favorable legal settlements recognized in the first quarter of 2009; and
•	a decrease of $2.6 million due to changes in contract terms; offset partially by
•	an increase of $5.5 million due to higher net realized commodity prices; and
•	an increase of $1.3 million due to higher volumes processed and sold.

Operating costs decreased for the three months ended June 30, 2010, compared with the same period last year, due primarily to the timing of certain accruals for employee-related costs and lower costs associated with general taxes, outside services and maintenance.  Operating costs decreased for the six months ended June 30, 2010, compared with the same period last year, due primarily to lower outside services and maintenance costs.

Gain (loss) on sale of assets decreased for the three and six months ended June 30, 2010, compared with the same periods last year, due to the sale of excess compression equipment in 2009.

Capital expenditures increased for the three months ended June 30, 2010, compared with the same period last year, due to our recently announced capital projects.  Capital expenditures decreased for the six months ended June 30, 2010, compared with the same period last year due to our completed capital projects in 2009, offset partially by costs related to our recently announced capital projects.

Selected Operating Information - The following tables set forth selected operating information for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information	2010	2009	2010	2009
Natural gas gathered (BBtu/d) (a)	1,088	1,130	1,090	1,147
Natural gas processed (BBtu/d) (a)	690	658	677	655
NGL sales (MBbl/d) (a)	45	42	44	41
Residue gas sales (BBtu/d) (a)	290	291	283	288
Realized composite NGL net sales price ($/gallon) (b)	$0.90	$0.84	$0.94	$0.85
Realized condensate net sales price ($/Bbl) (b)	$63.45	$77.03	$62.92	$72.51
Realized residue gas net sales price ($/MMBtu) (b)	$5.37	$3.21	$5.33	$3.42
Realized gross processing spread ($/MMBtu) (a)	$3.48	$6.34	$3.70	$6.34
(a) - Includes volumes for consolidated entities only.
(b) - Includes equity volumes only.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information (a)	2010	2009	2010	2009
Percent of proceeds
NGL sales (Bbl/d)	5,797	5,346	5,408	5,210
Residue gas sales (MMBtu/d)	43,534	41,054	40,978	38,979
Condensate sales (Bbl/d)	1,887	1,825	1,902	1,925
Percentage of total net margin	55%	49%	54%	49%
Fee-based
Wellhead volumes (MMBtu/d)	1,088,438	1,130,169	1,090,239	1,146,681
Average rate ($/MMBtu)	$0.31	$0.31	$0.30	$0.30
Percentage of total net margin	34%	36%	35%	36%
Keep-whole
NGL shrink (MMBtu/d)	14,336	18,874	14,079	18,528
Plant fuel (MMBtu/d)	1,537	2,166	1,625	2,174
Condensate shrink (MMBtu/d)	1,695	2,042	1,638	2,113
Condensate sales (Bbl/d)	343	413	331	428
Percentage of total net margin	11%	15%	11%	15%
(a) - Includes volumes for consolidated entities only.

Commodity Price Risk - The following tables set forth our Natural Gas Gathering and Processing segment’s hedging information for the periods indicated:

	Six Months Ending
	December 31, 2010
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (Bbl/d) (a)	5,166	$1.05	/ gallon	60%
Condensate (Bbl/d) (a)	1,611	$1.83	/ gallon	76%
Total (Bbl/d)	6,777	$1.24	/ gallon	63%
Natural gas (MMBtu/d)	23,345	$5.55	/ MMBtu	95%
(a) - Hedged with fixed-price swaps.
	Year Ending
	December 31, 2011
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (Bbl/d) (a)	902	$1.34	/ gallon	10%
Condensate (Bbl/d) (a)	596	$2.12	/ gallon	26%
Total (Bbl/d)	1,498	$1.65	/ gallon	13%
Natural gas (MMBtu/d)	22,541	$5.72	/ MMBtu	75%
(a) - Hedged with fixed-price swaps.

Our Natural Gas Gathering and Processing segment’s commodity price risk related to physical sales of commodities is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas, excluding the effects of hedging and assuming normal operating conditions.  Our condensate sales are based on the price of crude oil.  We estimate the following:
•	a $0.01 per gallon decrease in the composite price of NGLs would decrease annual net margin by approximately $1.3 million;
•	a $1.00 per barrel decrease in the price of crude oil would decrease annual net margin by approximately $1.1 million; and
•	a $0.10 per MMBtu decrease in the price of natural gas would decrease annual net margin by approximately $1.0 million.

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

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2010 vs. 2009		2010 vs. 2009
Financial Results	2010	2009	2010	2009	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$58.0	$53.8	$123.9	$110.4	$4.2	8%	$13.5	12%
Storage revenues	17.6	15.0	34.2	29.3	2.6	17%	4.9	17%
Gas sales and other revenues	4.4	5.7	9.4	9.6	(1.3)	(23%)	(0.2)	(2%)
Cost of sales	7.2	7.7	16.2	16.9	(0.5)	(6%)	(0.7)	(4%)
Net margin	72.8	66.8	151.3	132.4	6.0	9%	18.9	14%
Operating costs	23.6	24.5	46.4	44.7	(0.9)	(4%)	1.7	4%
Depreciation and amortization	11.1	10.6	21.9	23.4	0.5	5%	(1.5)	(6%)
Gain on sale of assets	0.1	-	0.1	-	0.1	100%	0.1	100%
Operating income	$38.2	$31.7	$83.1	$64.3	$6.5	21%	$18.8	29%

Equity earnings from investments	$12.5	$5.6	$27.6	$21.8	$6.9	*	$5.8	27%
Capital expenditures	$8.4	$16.8	$11.7	$34.3	$(8.4)	(50%)	$(22.6)	(66%)
* Percentage change is greater than 100 percent.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information (a)	2010	2009	2010	2009
Natural gas transportation capacity contracted (MMcf/d)	5,454	5,192	5,656	5,220
Transportation capacity subscribed	84%	79%	87%	79%
Average natural gas price
Mid-Continent region ($/MMBtu)	$4.07	$2.88	$4.55	$3.04
(a) - Includes volumes for consolidated entities only.

Net margin increased for the three months ended June 30, 2010, compared with the same period last year, primarily as a result of the following:
•	an increase of $2.7 million from the impact of higher natural gas prices on retained fuel, offset partially by lower natural gas volumes retained; and
•
an increase of $2.5 million from higher natural gas transportation margins, excluding retained fuel, primarily as a result of increased capacity contracted on Midwestern Gas Transmission as a result of a new interconnection with the Rockies Express Pipeline that was placed in service in June 2009 and the incremental margin from Viking Gas Transmission’s Fargo lateral that was completed in October 2009.

Net margin increased for the six months ended June 30, 2010, compared with the same period last year, primarily as a result of the following:
•
an increase of $11.7 million from higher natural gas transportation margins, excluding retained fuel, primarily as a result of increased capacity contracted on Midwestern Gas Transmission as a result of a new interconnection with the Rockies Express Pipeline that was placed in service beginning in June 2009, Viking Gas Transmission’s Fargo lateral that was completed in October 2009 and the incremental margin from the Guardian Pipeline expansion and extension project that was completed in February 2009;

•	an increase of $3.4 million from higher natural gas storage margins, excluding retained fuel, primarily as a result of contract renegotiations; and
•	an increase of $3.3 million from the impact of higher natural gas prices on retained fuel, offset partially by lower natural gas volumes retained.

Operating costs decreased for the three months ended June 30, 2010, compared with the same period last year, due primarily to the timing of certain accruals for employee-related costs.  Operating costs increased for the six months ended June 30, 2010, compared with the same period last year, due primarily to higher employee-related costs.

Equity earnings from investments increased for the three and six months ended June 30, 2010, compared with the same periods last year, due to increased throughput on Northern Border Pipeline.

Capital expenditures decreased for the three and six months ended June 30, 2010, compared with the same periods last year, due primarily to the Guardian Pipeline expansion and extension project that was completed in February 2009.

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

Net margin for our Natural Gas Liquids segment is derived primarily from exchange services, optimization and marketing, pipeline transportation, isomerization and storage, defined as follows:
•
Our exchange services business primarily collects fees to gather, fractionate and treat unfractionated NGLs, thereby converting them into marketable NGL products that are stored and shipped to a market center or customer-designated location.

•
Our optimization and marketing business utilizes our assets, contract portfolio and market knowledge to capture locational and seasonal price differentials.  We transport NGL products between Conway, Kansas, and Mont Belvieu, Texas, in order to capture the locational price differentials between the two market centers.  Our NGL storage facilities are also utilized to capture seasonal price variances.

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

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2010 vs. 2009		2010 vs. 2009
Financial Results	2010	2009	2010	2009	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$1,650.2	$1,065.0	$3,420.4	$1,958.8	$585.2	55%	$1,461.6	75%
Exchange service and storage revenues	112.0	85.5	217.1	170.4	26.5	31%	46.7	27%
Transportation revenues	24.9	19.0	52.0	41.3	5.9	31%	10.7	26%
Cost of sales and fuel	1,658.6	1,059.7	3,457.0	1,958.1	598.9	57%	1,498.9	77%
Net margin	128.5	109.8	232.5	212.4	18.7	17%	20.1	9%
Operating costs	45.8	42.6	86.8	80.3	3.2	8%	6.5	8%
Depreciation and amortization	17.9	14.8	36.2	27.5	3.1	21%	8.7	32%
Loss on sale of assets	0.1	-	0.8	-	0.1	100%	0.8	100%
Operating income	$64.7	$52.4	$108.7	$104.6	$12.3	23%	$4.1	4%

Equity earnings from investments	$0.6	$0.9	$1.0	$1.5	$(0.3)	(33%)	$(0.5)	(33%)
Allowance for equity funds used
during construction	$0.2	$9.3	$0.4	$17.1	$(9.1)	(98%)	$(16.7)	(98%)
Capital expenditures	$21.7	$88.5	$37.6	$234.8	$(66.8)	(75%)	$(197.2)	(84%)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information	2010	2009	2010	2009
NGL sales (MBbl/d)	449	401	438	391
NGLs fractionated (MBbl/d)	524	479	508	472
NGLs transported-gathering lines (MBbl/d)	480	364	460	344
NGLs transported-distribution lines (MBbl/d)	482	461	475	453
Conway-to-Mont Belvieu OPIS average price differential
Ethane ($/gallon)	$0.16	$0.12	$0.12	$0.10

Net margin increased for the three months ended June 30, 2010, compared with the same period last year, primarily as a result of the following:
•
an increase of $26.7 million due to increased volumes gathered, fractionated and transported, primarily associated with the completion of the Arbuckle Pipeline and Piceance lateral, as well as new supply connections;

•	an increase of $4.4 million due to the impact of operational measurement gains and losses, compared with the same period last year; and
•	an increase of $1.9 million due to higher storage margins as a result of contract renegotiations; offset partially by
•
a decrease of $14.2 million related to lower optimization margins as increasing NGL volumes from customers under fee-based contracts limited the fractionation and transportation capacity available for optimization activities, offset partially by increased volumes marketed.

Net margin increased for the six months ended June 30, 2010, compared with the same period last year, primarily as a result of the following:
•
an increase of $44.8 million due to increased volumes gathered, fractionated and transported, primarily associated with the completion of the Arbuckle Pipeline, Piceance lateral and D-J Basin lateral, as well as new supply connections; and

•	an increase of $4.8 million due to higher storage margins as a result of contract renegotiations; offset partially by
•
a decrease of $29.0 million related to lower optimization margins as increasing NGL volumes from customers under fee-based contracts limited the fractionation and transportation capacity available for optimization activities, offset partially by increased volumes marketed.

Operating costs increased for the three months ended June 30, 2010, compared with the same period last year, due primarily to the operation of the Arbuckle Pipeline and increased general taxes, materials and supplies, and property insurance, offset partially by lower employee-related costs due to the timing of certain accruals.  Operating costs increased for the six months ended June 30, 2010, compared with the same period last year, due primarily to the operation of the Arbuckle Pipeline, increased materials and supplies expense and higher property insurance costs.

Depreciation and amortization increased for the three and six months ended June 30, 2010, compared with the same periods last year, due primarily to higher depreciation expense associated with the Arbuckle Pipeline placed in service in August 2009, the Piceance lateral placed in service in October 2009 and the D-J Basin lateral placed in service in March 2009.

Allowance for equity funds used during construction and capital expenditures decreased for the three and six months ended June 30, 2010, compared with the same periods last year, due primarily to the completion of the Arbuckle Pipeline, Piceance lateral and D-J Basin lateral.

Contingencies

Legal Proceedings - We are a party to various litigation matters and claims that have arisen in the normal course of our operations.  While the results of litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.  Additional information about our legal proceedings is included under Part II, Item 1, Legal Proceedings, of this Quarterly Report and under Part I, Item 3, Legal Proceedings, in our Annual Report.

LIQUIDITY AND CAPITAL RESOURCES

General - Part of our strategy is to grow through internally generated growth projects and acquisitions that strengthen and complement our existing assets.  We have relied primarily on operating cash flow, bank credit facilities, debt issuances and the sale of common units for our liquidity and capital resources requirements.  We fund our operating expenses, debt service and cash distributions to our limited partners and general partner primarily with operating cash flow.  We expect to continue to use these sources and our newly established commercial paper program, discussed below, for liquidity and capital resource needs on both a short- and long-term basis.  We have no guarantees of debt or other similar commitments to unaffiliated parties.

In the first six months of 2010, we utilized our Partnership Credit Agreement to fund our short-term liquidity needs, and we accessed the public equity markets for our long-term financing needs.  See discussion below under “Equity Issuance” for more information.

In June 2010, we established a commercial paper program providing for the issuance of up to $1.0 billion of unsecured commercial paper notes.  Amounts outstanding under the commercial paper program reduce the borrowings available under our Partnership Credit Agreement.  See discussion below under “Short-term Liquidity” for more information.

We expect a slow economic recovery to continue for the remainder of 2010.  Although volatility in the financial markets could limit our access to financial markets on a timely basis or increase our cost of capital in the future, we anticipate improved credit markets for the remainder of 2010, compared with 2009.  Our ability to continue to access capital markets for debt and equity financing under reasonable terms depends on our financial condition and credit ratings, and market conditions.  We anticipate that our cash flow generated from operations, existing capital resources and ability to obtain financing will enable us to maintain our current level of operations and our planned operations, as well as capital expenditures.

Capital Structure - The following table sets forth our capitalization structure for the periods indicated:

	June 30,	December 31,
	2010	2009
Long-term debt	46%	51%
Equity	54%	49%
Debt (including notes payable)	52%	55%
Equity	48%	45%

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

Short-term Liquidity - Our principal sources of short-term liquidity consist of cash generated from operating activities, our Partnership Credit Agreement and our newly established commercial paper program.

The total amount of short-term borrowings authorized by our general partner’s Board of Directors is $1.5 billion.  At June 30, 2010, we had $680 million of borrowings outstanding under our Partnership Credit Agreement, which expires in March 2012, and approximately $3.1 million of available cash and cash equivalents.  As of June 30, 2010, we could have issued $592.6 million of additional short- and long-term debt under the most restrictive provisions contained in our various borrowing agreements.  At June 30, 2010, we had $24.2 million in letters of credit issued outside of our Partnership Credit Agreement.

In June 2010, we initiated a new commercial paper program, under which we may issue unsecured commercial paper notes up to a maximum amount outstanding of $1.0 billion to fund our short-term borrowing needs.  The maturities of the commercial paper notes will vary but may not exceed 270 days from the date of issue.  The commercial paper notes will be sold at a negotiated discount from par or will bear interest at a negotiated rate.

Our Partnership Credit Agreement, which expires in March 2012, is available to repay the commercial paper notes, if necessary.  Amounts outstanding under the commercial paper program reduce the borrowings available under our Partnership Credit Agreement.  At June 30, 2010, we had not issued any commercial paper.  In July 2010, we repaid all borrowings outstanding under our Partnership Credit Agreement with the issuance of commercial paper.

Our Partnership Credit Agreement contains certain financial, operational and legal covenants as discussed in Note H of the Notes to Consolidated Financial Statements in our Annual Report.  Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our Partnership Credit Agreement, adjusted for all non-cash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5 to 1.  At June 30, 2010, our ratio of indebtedness to adjusted EBITDA was 4.3 to 1, and we were in compliance with all covenants under our Partnership Credit Agreement.

Long-term Financing - In addition to our principal sources of short-term liquidity discussed above, options available to us to meet our longer-term cash requirements include the issuance of common units or long-term notes.  Other options to obtain financing include, but are not limited to, issuance of convertible debt securities, asset securitization, and the sale and leaseback of facilities.

We are subject to changes in the debt and equity markets, and there is no assurance we will be able or willing to access the public or private markets in the future.  We may choose to meet our cash requirements by utilizing some combination of cash flows from operations, borrowing under our newly established commercial paper program or our existing credit facility, altering the timing of controllable expenditures, restricting future acquisitions and capital projects, or pursuing other debt or equity financing alternatives.  Some of these alternatives could involve higher costs or negatively affect our credit ratings, among other factors.  Based on our investment-grade credit ratings, general financial condition and market expectations regarding our future earnings and projected cash flows, we believe that we will be able to meet our cash requirements and maintain our investment-grade credit ratings.

In June 2010, we repaid $250 million of maturing senior notes with available cash and short-term borrowings.  With the repayment of these notes, we no longer have any obligation to offer to repurchase the $225 million senior notes due 2011 in the event that our long-term debt credit ratings fall below investment grade.

The indentures governing our senior notes due 2011 include an event of default upon acceleration of other indebtedness of $25 million or more, and the indentures governing our senior notes due 2012, 2016, 2019, 2036 and 2037 include an event of default upon the acceleration of other indebtedness of $100 million or more.  Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding senior notes due 2011, 2012, 2016, 2019, 2036 and 2037 to declare those notes immediately due and payable in full.

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

Capital Expenditures - Our capital expenditures are typically financed through operating cash flows, short- and long-term debt and the issuance of equity.  Capital expenditures were $98.7 million and $321.9 million for the six months ended June 30, 2010 and 2009, respectively.  We classify expenditures that are expected to generate additional revenue or significant operating efficiencies as growth capital expenditures.  Maintenance capital expenditures are those required to maintain existing operations and do not generate additional revenues.

The following table summarizes our 2010 projected growth and maintenance capital expenditures, excluding AFUDC:

2010 Projected Capital Expenditures	Growth	Maintenance	Total
	(Millions of dollars)
Natural Gas Gathering and Processing	$240	$22	$262
Natural Gas Pipelines	5	21	26
Natural Gas Liquids	149	38	187
Other	-	2	2
Total projected capital expenditures	$394	$83	$477

Overland Pass Pipeline Company - Overland Pass Pipeline Company is a joint venture between us and Williams Partners L.P. (Williams).  We own 99 percent of the joint venture and operate the pipeline.  In July 2010, we received notification that Williams elected to exercise its option to increase its ownership in Overland Pass Pipeline Company to 50 percent from 1 percent.  The purchase price, as determined in accordance with the joint venture’s limited liability company agreement, is estimated to be approximately $425 million.  The transaction is expected to be completed during the third quarter of 2010, subject to obtaining the necessary regulatory approvals.  Upon closing of the transaction and as long as Williams owns at least 50 percent of Overland Pass Pipeline Company, Williams will have the option to become operator.  We expect to use the proceeds from the transaction to repay short-term debt and to fund our recently announced capital projects.

Investment in Northern Border Pipeline - Northern Border Pipeline anticipates requiring an additional equity contribution of approximately $102 million from its partners in 2011, of which our share will be approximately $51 million based on our 50 percent equity interest.

Credit Ratings - Our long-term debt credit ratings as of June 30, 2010, are shown in the table below:

Rating Agency	Rating	Outlook
Moody’s	Baa2	Stable
S&P	BBB	Stable

Our recently established commercial paper program is rated Prime-2 by Moody’s and A2 by S&P.  Our credit ratings, which are currently investment grade, may be affected by a material change in our financial ratios or a material event affecting our business.  The most common criteria for assessment of our credit ratings are the debt-to-EBITDA ratio, interest coverage, business risk profile and liquidity.  We do not currently anticipate a downgrade in our credit ratings.  However, if our credit ratings were downgraded, the interest rates on our commercial paper borrowings and borrowings under our Partnership Credit Agreement would increase, resulting in an increase in our cost to borrow funds and potentially a loss of access to the commercial paper market.  In the event that we are unable to borrow funds under our commercial paper program and there has not been a material adverse change in our business, we would continue to have access to our Partnership Credit Agreement, which expires March 2012.  An adverse rating change alone is not a default under our Partnership Credit Agreement.  See additional discussion about our credit ratings under “Long-term Financing.”

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

Other than the provisions discussed in the previous paragraph, we have determined that we do not have significant exposure to rating triggers in various other contracts and equipment leases.  Rating triggers are defined as provisions that would create an automatic default or acceleration of indebtedness based on a change in our long-term debt credit ratings.

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

The following table sets forth cash distributions paid, including our general partner’s incentive distribution interests, during the periods indicated:

	Six Months Ended
	June 30,
	2010	2009
	(Millions of dollars)
Common unitholders	$138.5	$117.6
Class B unitholders	80.7	78.8
General partner	54.6	45.5
Noncontrolling interests	0.6	0.5
Total cash distributions paid	$274.4	$242.4

In the six months ended June 30, 2010 and 2009, cash distributions paid to our general partner included incentive distributions of $49.1 million and $40.6 million, respectively.

In July 2010, our general partner declared a cash distribution of $1.12 per unit ($4.48 per unit on an annualized basis) for the second quarter of 2010, an increase of $0.01 from the previous quarter, which will be paid on August 13, 2010, to unitholders of record at the close of business on July 30, 2010.

Additional information about our cash distributions is included in “Cash Distribution Policy” under Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, in our Annual Report.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Six Months Ended		Variances
	June 30,		2010 vs. 2009
	2010	2009	Increase (Decrease)
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$132.7	$189.5	$(56.8)	(30%)
Investing activities	(89.0)	(296.4)	207.4	70%
Financing activities	(43.8)	(38.9)	(4.9)	13%
Change in cash and cash equivalents	(0.1)	(145.8)	145.7	(100%)
Cash and cash equivalents at beginning of period	3.2	177.6	(174.4)	(98%)
Cash and cash equivalents at end of period	$3.1	$31.8	$(28.7)	(90%)
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

Cash flows from operating activities, before changes in operating assets and liabilities, were $278.3 million for the six months ended June 30, 2010, compared with $261.0 million for the same period in 2009.  The increase was due primarily to changes in operating income discussed in “Consolidated Operations” under Financial Results and Operating Information  in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Quarterly Report.

The changes in operating assets and liabilities decreased operating cash flows $145.6 million for the six months ended June 30, 2010, compared with a decrease of $71.6 million for the same period in 2009, primarily as a result of the following:
•	the impact of commodity prices on our operating assets and liabilities;
•	the changes in volumes of commodities in storage; and
•	the timing of cash receipts from our revenues resulting in decreased accounts receivable; offset partially by
•	the timing of payments for purchases of commodities and other expenses resulting in decreased accounts payable.

Investing Cash Flows - Cash used in investing activities decreased for the six months ended June 30, 2010, compared with the same period in 2009, due primarily to reduced capital expenditures as a result of the completion of our capital projects included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Capital Projects,” in our Annual Report.

Financing Cash Flows - Cash used in financing activities increased for the six months ended June 30, 2010, compared with the same period in 2009.  The increase was due primarily to the following:
•
Cash distributions to our general and limited partners for the first six months of 2010 were $273.7 million, compared with $241.9 million for the same period in 2009, an increase of $31.8 million.  This increase was due primarily to additional units outstanding during 2010, as well as cash distributions of $2.21 per unit paid during the first six months of 2010, compared with cash distributions of $2.16 per unit for the same period last year;

•	Net borrowings of notes payable were $157.0 million during the first six months of 2010, compared with net repayments of $510.0 million for the same period last year;
•	In June 2010, we repaid $250.0 million of maturing long-term debt with available cash and short-term borrowings.
•	The change in net proceeds generated from common unit offerings for the six months ended June 30, 2010, compared with the same period last year, due primarily to the following:
–
In February 2010, our common unit offering generated net proceeds of approximately $322.7 million.  In addition, ONEOK Partners GP contributed $6.8 million in order to maintain its 2 percent general partner interest in us.  We used the proceeds from the sale of common units and the general partner contribution to repay borrowings under our Partnership Credit Agreement and for general partnership purposes;

–
In June 2009, our common unit offering generated net proceeds of approximately $220.5 million.  In addition, ONEOK Partners GP contributed $4.7 million in order to maintain its 2 percent general partner interest in us.  We used the proceeds and general partner contributions to repay borrowings under our Partnership Credit Agreement and for general partnership purposes; and

•
In March 2009, we completed an underwritten public offering of senior notes totaling approximately $498.3 million, net of discounts but before offering expenses.  The net proceeds from the notes were used to repay borrowings under our Partnership Credit Agreement.

ENVIRONMENTAL AND SAFETY MATTERS

Additional information about our environmental matters is included in Note F of the Notes to Consolidated Financial Statements in this Quarterly Report.

Pipeline Safety - We are subject to Pipeline and Hazardous Materials Safety Administration regulations, including integrity management regulations.  The Pipeline Safety Improvement Act of 2002 requires pipeline companies to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated high consequence areas.  We are in compliance with all material requirements associated with the various pipeline safety regulations.  We cannot provide assurance that existing pipeline safety regulations will not be revised or interpreted in a different manner or that new regulations will not be adopted that could result in increased compliance costs or additional operating restrictions.

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

The United States Congress is actively considering legislation to reduce greenhouse gas emissions, including carbon dioxide and methane.  In addition, other federal, state and regional initiatives to regulate greenhouse gas emissions are under way.  We are monitoring federal and state legislation to assess the potential impact on our operations.  We estimate our direct greenhouse gas emissions annually as we collect all applicable greenhouse gas emission data for the previous year. Our most recent estimate indicates that our 2009 emissions were less than 3.5 million metric tons of carbon dioxide equivalents on an annual basis.  We will continue efforts to improve our ability to quantify our direct greenhouse gas emissions and will report such emissions as required by the EPA’s Mandatory Greenhouse Gas Reporting rule adopted in September 2009.  The rule requires greenhouse gas emissions reporting for affected facilities on an annual basis, beginning with our 2010 emissions report that will be due in March 2011, and will require us to track the emission equivalents for all NGLs delivered to our customers.  Also, the EPA has recently released a proposed subpart to the Mandatory Greenhouse Gas Reporting Rule that will require the reporting of vented and fugitive emissions of methane from our facilities.  The new requirements are proposed to begin in January 2011, with the first reporting of fugitive emissions due March 31, 2012.  We do not expect the cost to gather this emission data to have a material impact on our results of operations, financial position or cash flows.  At this time, no legislation has been enacted that assesses any costs, fees or expense on any of these emissions.

In May 2010, the EPA finalized the “Tailoring Rule” that will regulate greenhouse gas emissions at new or modified facilities that meet certain criteria.  Affected facilities will be required to review best available control technology, conduct air-quality analysis, impact analysis and public reviews with respect to such emissions.  The rule will be phased in beginning January 2011 and, at current emission threshold levels, will have a minimal impact on our existing facilities.  The EPA has stated it will consider lowering the threshold levels over the next five years, which could increase the impact on our existing facilities.  However, potential costs, fees or expenses associated with the potential adjustments are unknown.

In addition, the EPA issued a rule on air-quality standards, “National Emission Standards for Hazardous Air Pollutants for Reciprocating Internal Combustion Engines,” also known as RICE NESHAP, scheduled to be adopted in early 2013.  The rule will require capital expenditures over the next three years for the purchase and installation of new emissions-control equipment.  We do not expect these expenditures to have a material impact on our results of operations, financial position or cash flows.

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

Chemical Site Security - The United States Department of Homeland Security (Homeland Security) released an interim rule in April 2007 that requires companies to provide reports on sites where certain chemicals, including many hydrocarbon products, are stored.  We completed the Homeland Security assessments, and our facilities were subsequently assigned, on a preliminary basis, one of four risk-based tiers ranging from high (Tier 1) to low (Tier 4) risk, or not tiered at all due to low risk.  To date, four of our facilities have been given a Tier 4 rating.  Facilities receiving a Tier 4 rating are required to complete Site Security Plans and possible physical security enhancements.  We do not expect the Site Security Plans and possible security enhancement costs to have a material impact on our results of operations, financial position or cash flows.

Pipeline Security - Homeland Security’s Transportation Security Administration, along with the United States Department of Transportation, has completed a review and inspection of our “critical facilities” and identified no material security issues.

Environmental Footprint - Our environmental and climate change strategy focuses on taking steps to minimize the impact of our operations on the environment.  These strategies include: (i) developing and maintaining an accurate greenhouse gas emissions inventory, according to new rules issued by the EPA; (ii) improving the efficiency of our various pipelines, natural gas processing facilities and natural gas liquids fractionation facilities; (iii) following developing technologies for emissions control; (iv) following developing technologies to capture carbon dioxide to keep it from reaching the atmosphere; and (v) analyzing options for future energy investment.

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

•	actions by rating agencies concerning the credit ratings of us or the parent of our general partner;
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

Quarterly Evaluation of Disclosure Controls and Procedures - As of the end of the period covered by this report, the Chief Executive Officer (Principal Executive Officer) and the Chief Financial Officer (Principal Financial Officer) of ONEOK Partners GP, our general partner, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management of ONEOK Partners GP, including the officers of ONEOK Partners GP who are the equivalent of our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, they concluded that as of June 30, 2010, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Additional information about our legal proceedings is included under Part I, Item 3, Legal Proceedings, in our Annual Report and our March 31, 2010 Quarterly Report.

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

Readers of this report should not rely on or assume the accuracy of any representation or warranty or the validity of any opinion contained in any agreement filed as an exhibit to this Quarterly Report, because such representation, warranty or opinion may be subject to exceptions and qualifications contained in separate disclosure schedules, may represent an allocation of risk between parties in the particular transaction, may be qualified by materiality standards that differ from what may be viewed as material for securities law purposes, or may no longer continue to be true as of any given date.  All exhibits attached to this Quarterly Report are included for the purpose of complying with requirements of the SEC.  Other than the certifications made by our officers pursuant to the Sarbanes-Oxley Act of 2002 included as exhibits to this Quarterly Report, all exhibits are included only to provide information to investors regarding their respective terms and should not be relied upon as constituting or providing any factual disclosures about us, any other persons, any state of affairs or other matters.

The following exhibits are filed as part of this Quarterly Report:

Exhibit No.	Exhibit Description
10.1
Commercial Paper Dealer Agreement between ONEOK Partners, L.P. and Citigroup Global Markets Inc. dated as of June 16, 2010 (incorporated by reference to Exhibit 10.1 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed on June 22, 2010).

10.2
Commercial Paper Dealer Agreement between ONEOK Partners, L.P. and Banc of America Securities LLC dated as of June 16, 2010 (incorporated by reference to Exhibit 10.2 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed on June 22, 2010).

10.3
Commercial Paper Dealer Agreement between ONEOK Partners, L.P. and SunTrust Robinson Humphrey, Inc. dated as of June 16, 2010 (incorporated by reference to Exhibit 10.3 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed on June 22, 2010).

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

Attached as Exhibit 101 to this Quarterly Report are the following documents formatted in XBRL: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009; (iii) Consolidated Balance Sheets at June 30, 2010 and December 31, 2009; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009; (v) Consolidated Statement of Changes in Equity for the six months ended June 30, 2010; (vi) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2010 and 2009; and (vii) Notes to Consolidated Financial Statements.

Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited, and these XBRL documents are not the official publicly filed consolidated financial statements of ONEOK Partners, L.P.  The purpose of submitting these XBRL formatted documents is to test the related format and technology, and as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions.

In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.  We also make available on our Web site the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ONEOK PARTNERS, L.P.
By: ONEOK Partners GP, L.L.C., its General Partner

Date: August 4, 2010	By: /s/ Curtis L. Dinan
Curtis L. Dinan
Senior Vice President,
Chief Financial Officer and Treasurer
(Signing on behalf of the Registrant
and as Principal Financial Officer)