Form 10-Q
period 2010-09-30
ONEOK Partners LP
filed 2010-11-03
CIK 909281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2010
Common units Class B units	65,413,677 units 36,494,126 units

ONEOK PARTNERS, L.P.

As used in this Quarterly Report, references to “we,” “our,” “us” or the “Partnership” refer to ONEOK Partners, L.P., its subsidiary, ONEOK Partners Intermediate Limited Partnership, and its subsidiaries, unless the context indicates otherwise.

The statements in this Quarterly Report that are not historical information, including statements concerning plans and objectives of management for future operations, economic performance or related assumptions, are forward-looking statements.  Forward-looking statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should,” “goal,” “forecast,” “guidance,” “could,” “may,” “continue,” “might,” “potential,” “scheduled” and other words and terms of similar meaning.  Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that such expectations or assumptions will be achieved.  Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Forward-Looking Statements” and Part II, Item 1A, “Risk Factors” in this Quarterly Report and under Part I, Item 1A, “Risk Factors,” in our Annual Report.

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

 GLOSSARY
The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2009
ASU	Accounting Standards Update
Bbl	Barrels, one barrel is equivalent to 42 United States gallons
Bbl/d	Barrels per day
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Btu(s)	British thermal units, a measure of the amount of heat required to raise the temperature of one pound of water one degree Fahrenheit
Bushton Plant	Bushton Gas Processing Plant
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Act Amendments of 1972, as amended
EBITDA	Earnings before interest, taxes, depreciation and amortization
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK Partners, L.P.
KCC LIBOR	Kansas Corporation Commission London Interbank Offered Rate
MBbl	Thousand barrels
MBbl/d	Thousand barrels per day
MDth/d	Thousand dekatherms per day
MMBbl	Million barrels
MMBtu	Million British thermal units
MMBtu/d	Million British thermal units per day
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
NBP Services	NBP Services, LLC, a wholly owned subsidiary of ONEOK
NGL products	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
NGL(s)	Natural gas liquid(s)
Northern Border Pipeline	Northern Border Pipeline Company
NYMEX	New York Mercantile Exchange
OBPI	ONEOK Bushton Processing Inc.
OCC	Oklahoma Corporation Commission
ONEOK	ONEOK, Inc.
ONEOK Partners GP	ONEOK Partners GP, L.L.C., a wholly owned subsidiary of ONEOK and our sole general partner
OPIS	Oil Price Information Service
Overland Pass Pipeline Company	Overland Pass Pipeline Company LLC
Partnership Agreement	Third Amended and Restated Agreement of Limited Partnership of ONEOK Partners, L.P., as amended
Partnership Credit Agreement	The Partnership’s $1.0 billion Amended and Restated Revolving Credit Agreement dated March 30, 2007
POP	Percent of proceeds
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
S&P	Standard & Poor’s Rating Group
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Viking Gas Transmission	Viking Gas Transmission Company
XBRL	eXtensible Business Reporting Language

This page intentionally left blank.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2010	2009	2010	2009
	(Thousands of dollars, except per unit amounts)

Revenues	$2,070,144	$1,560,003	$6,329,271	$4,207,925
Cost of sales and fuel	1,784,139	1,267,124	5,493,979	3,399,523
Net margin	286,005	292,879	835,292	808,402
Operating expenses
Operations and maintenance	90,670	92,855	263,212	258,246
Depreciation and amortization	43,823	41,857	131,680	121,750
General taxes	7,127	12,253	28,851	36,815
Total operating expenses	141,620	146,965	423,743	416,811
Gain (loss) on sale of assets	16,126	(1,180)	15,081	2,760
Operating income	160,511	144,734	426,630	394,351
Equity earnings from investments (Note H)	29,390	20,054	71,182	55,464
Allowance for equity funds used during construction	266	7,290	748	25,761
Other income	3,623	5,026	2,282	8,841
Other expense	(600)	(299)	(1,341)	(2,728)
Interest expense	(49,131)	(50,371)	(156,613)	(152,167)
Income before income taxes	144,059	126,434	342,888	329,522
Income taxes	(2,362)	(4,729)	(12,022)	(10,668)
Net income	141,697	121,705	330,866	318,854
Less: Net income attributable to noncontrolling interests	161	212	446	232
Net income attributable to ONEOK Partners, L.P.	$141,536	$121,493	$330,420	$318,622

Limited partners' interest in net income:
Net income attributable to ONEOK Partners, L.P.	$141,536	$121,493	$330,420	$318,622
General partner's interest in net income	(30,498)	(25,010)	(86,674)	(70,710)
Limited partners' interest in net income	$111,038	$96,483	$243,746	$247,912

Limited partners' net income per unit, basic and diluted (Note I)	$1.09	$1.00	$2.41	$2.67

Number of units used in computation (thousands)	101,908	96,402	101,187	92,932
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
(Unaudited)	2010	2009
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$4,991	$3,151
Accounts receivable, net	570,781	624,635
Affiliate receivables	28,110	32,397
Gas and natural gas liquids in storage	263,385	217,585
Commodity imbalances	98,264	188,177
Other current assets	54,318	36,148
Total current assets	1,019,849	1,102,093

Property, plant and equipment
Property, plant and equipment	5,701,670	6,353,909
Accumulated depreciation and amortization	1,065,891	972,497
Net property, plant and equipment	4,635,779	5,381,412

Investments and other assets
Investments in unconsolidated affiliates	1,194,087	765,163
Goodwill and intangible assets	663,120	668,870
Other assets	36,965	35,721
Total investments and other assets	1,894,172	1,469,754
Total assets	$7,549,800	$7,953,259

Liabilities and equity
Current liabilities
Current maturities of long-term debt	$236,931	$261,931
Notes payable (Note D)	326,385	523,000
Accounts payable	623,461	694,290
Affiliate payables	21,135	21,866
Commodity imbalances	235,854	392,688
Other current liabilities	144,858	153,539
Total current liabilities	1,588,624	2,047,314

Long-term debt, excluding current maturities	2,585,399	2,822,086

Deferred credits and other liabilities	84,648	73,798

Commitments and contingencies (Note F)

Equity
ONEOK Partners, L.P. partners’ equity:
General partner	93,782	84,434
Common units: 65,413,677 and 59,912,777 units issued and outstanding at September 30, 2010 and December 31, 2009, respectively	1,828,323	1,561,762
Class B units: 36,494,126 units issued and outstanding at September 30, 2010 and December 31, 2009	1,346,885	1,380,299
Accumulated other comprehensive income (loss)	16,878	(22,037)
Total ONEOK Partners, L.P. partners' equity	3,285,868	3,004,458

Noncontrolling interests in consolidated subsidiaries	5,261	5,603

Total equity	3,291,129	3,010,061
Total liabilities and equity	$7,549,800	$7,953,259
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS	Nine Months Ended
	September 30,
(Unaudited)	2010	2009
	(Thousands of dollars)
Operating Activities
Net income	$330,866	$318,854
Depreciation and amortization	131,680	121,750
Allowance for equity funds used during construction	(748)	(25,761)
Gain on sale of assets	(15,081)	(2,760)
Deferred income taxes	5,969	6,900
Equity earnings from investments	(71,182)	(55,464)
Distributions received from unconsolidated affiliates	69,889	56,896
Changes in assets and liabilities:
Accounts receivable	48,067	(128,003)
Affiliate receivables	4,287	4,244
Gas and natural gas liquids in storage	(46,393)	2,843
Accounts payable	(78,921)	20,375
Affiliate payables	(731)	9,156
Commodity imbalances, net	(66,921)	(16,751)
Other assets and liabilities	6,075	36,759
Cash provided by operating activities	316,856	349,038

Investing Activities
Contributions to unconsolidated affiliates	(1,313)	(46,070)
Distributions received from unconsolidated affiliates	9,342	26,192
Capital expenditures (less allowance for equity funds used during construction)	(202,773)	(491,256)
Proceeds from sale of assets	423,975	8,528
Cash provided by (used in) investing activities	229,231	(502,606)

Financing Activities
Cash distributions:
General and limited partners	(417,446)	(370,094)
Noncontrolling interests	(760)	(588)
Borrowing (repayment) of notes payable, net	(196,615)	515,000
Repayment of notes payable with maturities over 90 days	-	(870,000)
Issuance of long-term debt, net of discounts	-	498,325
Long-term debt financing costs	-	(4,000)
Repayment of long-term debt	(258,947)	(8,948)
Issuance of common units, net of discounts	322,701	241,643
Contribution from general partner	6,820	5,130
Cash provided by (used in) financing activities	(544,247)	6,468
Change in cash and cash equivalents	1,840	(147,100)
Cash and cash equivalents at beginning of period	3,151	177,635
Cash and cash equivalents at end of period	$4,991	$30,535
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	ONEOK Partners, L.P. Partners' Equity

(Unaudited)	Common Units	Class B Units	General Partner	Common Units
	(Units)		(Thousands of dollars)

December 31, 2009	59,912,777	36,494,126	$84,434	$1,561,762
Net income	-	-	86,674	155,636
Other comprehensive income	-	-	-	-
Issuance of common units (Note E)	5,500,900	-	-	322,701
Contribution from general partner (Note E)	-	-	6,820	-
Distributions paid (Note E)	-	-	(84,146)	(211,776)
Other	-	-	-	-
September 30, 2010	65,413,677	36,494,126	$93,782	$1,828,323
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Continued)

	ONEOK Partners, L.P. Partners' Equity
(Unaudited)	Class B Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)

December 31, 2009	$1,380,299	$(22,037)	$5,603	$3,010,061
Net income	88,110	-	446	330,866
Other comprehensive income	-	38,915	-	38,915
Issuance of common units (Note E)	-	-	-	322,701
Contribution from general partner (Note E)	-	-	-	6,820
Distributions paid (Note E)	(121,524)	-	(760)	(418,206)
Other	-	-	(28)	(28)
September 30, 2010	$1,346,885	$16,878	$5,261	$3,291,129

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2010	2009	2010	2009
	(Thousands of dollars)

Net income	$141,697	$121,705	$330,866	$318,854
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	2,955	(553)	39,204	(13,633)
Less: Realized gains (losses) on derivatives recognized in net income	4,007	12,865	289	48,485
Other	-	-	-	212
Total other comprehensive income (loss)	(1,052)	(13,418)	38,915	(61,906)
Comprehensive income	140,645	108,287	369,781	256,948
Less: Comprehensive income attributable to noncontrolling interests	161	212	446	232
Comprehensive income attributable to ONEOK Partners, L.P.	$140,484	$108,075	$369,335	$256,716
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

Goodwill Impairment Test - We assess our goodwill for impairment at least annually on July 1.  Our July 1, 2010, estimates of the fair value of each of our reporting units significantly exceeded their carrying values.  Accordingly, no impairment charges were necessary.

Recently Issued Accounting Standards Update

The following recently issued accounting standards update affects our consolidated financial statements and related disclosures:

Fair Value Measurements and Disclosures - In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which established new disclosure requirements and clarified existing requirements for disclosures of fair value measurements.  ASU 2010-06 requires us to add two new disclosures, when applicable: (i) transfers in and out of Level 1 and 2 fair value measurements including the reasons for the transfers, and (ii) a gross presentation of activity within the reconciliation of Level 3 fair value measurements.  Except for separate disclosure of purchases, sales, issuances and settlements in the reconciliation of our Level 3 fair value measurements, we applied this guidance to our disclosures beginning with our March 31, 2010, Quarterly Report.  The separate disclosure of purchases, sales, issuances and settlements in the reconciliation of our Level 3 fair value measurements will be required beginning with our March 31, 2011, Quarterly Report.  We do not expect the impact to be material.  ASU 2010-06 requires prospective application in the period of adoption, and we have not recast our prior-year disclosures.  See Note B for more discussion of our fair value measurements.

B.           FAIR VALUE MEASUREMENTS

Determining Fair Value - We define fair value as the price that would be received from the sale of an asset or the transfer of a liability in an orderly transaction between market participants at the measurement date.  We use the income approach to determine the fair value of our derivative assets and liabilities and consider the markets in which the transactions are executed.  While many of the contracts in our portfolio are executed in liquid markets where price transparency exists, some contracts are executed in markets for which market prices may exist, but the market may be relatively inactive.  This results in limited price transparency that requires management’s judgment and assumptions to estimate fair values.  For certain transactions, we utilize modeling techniques using NYMEX-settled pricing data and historical correlations of NGL product prices to crude oil prices.  We validate our valuation inputs with third-party information and settlement prices from other sources, where available.  In addition, as prescribed by the income approach, we compute the fair value of our derivative portfolio by discounting the projected future cash flows from our derivative assets and liabilities to present value using the interest rate-yields to calculate present-value discount factors derived from LIBOR, Eurodollar futures and U.S. Treasury swaps.  Finally, we consider the credit risk of our counterparties with whom our derivative assets and liabilities are executed.  Although we use our best estimates to determine the fair value of the derivative contracts we have executed, the ultimate market prices realized could differ from our estimates, and the differences could be significant.

Recurring Fair Value Measurements - The following table sets forth our recurring fair value measurements for the periods indicated:

	September 30, 2010
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net
	(Thousands of dollars)
Derivatives - commodity
Assets (b)	$-	$23,257	$3,592	$26,849	$(6,305)	$20,544
Liabilities (c)	$-	$(3,769)	$(4,799)	$(8,568)	$6,305	$(2,263)

	December 31, 2009
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net
	(Thousands of dollars)
Derivatives - commodity
Assets (b)	$-	$459	$-	$459	$(459)	$-
Liabilities (c)	$-	$(5,720)	$(13,052)	$(18,772)	$459	$(18,313)
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

At September 30, 2010, and December 31, 2009, we had no cash collateral held or posted under our master-netting arrangements.

We categorize derivatives for which fair value is determined using multiple inputs within a single level, based on the lowest level input that is significant to the fair value measurement in its entirety.

Our derivative instruments categorized as Level 2 include non-exchange-traded fixed-price swaps for natural gas and condensate that are valued based on NYMEX-settled prices for natural gas and crude oil, respectively.

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

The following table sets forth a reconciliation of our Level 3 fair value measurements for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivative Assets (Liabilities)	2010	2009	2010	2009
	(Thousands of dollars)
Net assets (liabilities) at beginning of period	$6,244	$11,597	$(13,052)	$37,649
Total realized/unrealized gains (losses):
Included in earnings (a)	(1,621)	1,652	(2,680)	3,738
Included in other comprehensive income (loss)	(5,830)	(10,039)	14,525	(38,177)
Net assets (liabilities) at end of period	$(1,207)	$3,210	$(1,207)	$3,210

Total gains (losses) for the period included in earnings
attributable to the change in unrealized gains (losses)
relating to assets and liabilities still held as of the end
of the period (a)	$(1,446)	$51	$(2,680)	$51
(a) - Included in revenues in our Consolidated Statements of Income.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable, accounts payable and notes payable is equal to book value, due to the short-term nature of these items.

The estimated fair value of the aggregate of our senior notes outstanding, including current maturities, was $3.2 billion and $3.3 billion at September 30, 2010, and December 31, 2009, respectively.  The book value of the aggregate of our senior notes outstanding, including current maturities, was $2.8 billion and $3.1 billion at September 30, 2010, and December 31, 2009, respectively.  The estimated fair value of the aggregate of our senior notes outstanding has been determined using quoted market prices for similar issues with similar terms and maturities.

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

In our Natural Gas Pipelines segment, we are exposed to commodity price risk because our intrastate and interstate natural gas pipelines collect natural gas from our customers for operations or as part of our fee for services provided.  When the amount of natural gas consumed in operations by these pipelines differs from the amount provided by our customers, our pipelines must buy or sell natural gas, or store or use natural gas from inventory, which can expose us to commodity price risk depending on the regulatory treatment for this activity.  We use physical forward sales or purchases to reduce the impact of price fluctuations related to natural gas.  At September 30, 2010, and December 31, 2009, there were no financial derivative instruments with respect to our natural gas pipeline operations.

In our Natural Gas Liquids segment, we are exposed to basis risk primarily as a result of the relative value of NGL purchases at one location and sales at another location.  To a lesser extent, we are exposed to commodity price risk resulting from the relative values of the various NGL products to each other, NGLs in storage and the relative value of NGLs to natural gas.  We utilize physical forward contracts to reduce the impact of price fluctuations related to NGLs.  At September 30, 2010, and December 31, 2009, there were no financial derivative instruments with respect to our NGL operations.

Interest-rate risk - We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and, at times, interest-rate swaps.  Interest-rate swaps are agreements to exchange an interest payment at some future point based on the differential between two interest rates.  At September 30, 2010, and December 31, 2009, we did not have any interest-rate swap agreements.

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

Fair Values of Derivative Instruments - See Note B for a discussion of the inputs associated with our fair value measurements.  The following table sets forth the fair values of our derivative instruments for the periods indicated:

	September 30, 2010		December 31, 2009
	Assets (a)	(Liabilities) (b)	Assets (a)	(Liabilities) (b)
	(Thousands of dollars)

Commodity derivatives designated as hedging instruments - financial	$24,061	$(3,223)	$459	$(18,772)

Commodity derivatives not designated as hedging instruments
Financial	2,381	(3,082)	-	-
Physical	407	(2,263)	-	-
Total derivatives not designated as hedging instruments	2,788	(5,345)	-	-
Total derivatives	$26,849	$(8,568)	$459	$(18,772)
(a) - Included on a net basis in other current assets and other assets on our Consolidated Balance Sheets.
(b) - Included on a net basis in other current liabilities on our Consolidated Balance Sheets.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held for the periods indicated:

		September 30, 2010		December 31, 2009
	Contract Type	Purchased/ Payor	Sold/ Receiver	Purchased/ Payor	Sold/ Receiver
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Swaps	-	(10.4)	-	(9.2)
- Crude oil and NGLs (MMBbl)	Swaps	-	(1.2)	-	(2.4)
Basis
- Natural gas (Bcf)	Swaps	-	(10.4)	-	(9.2)

Derivatives not designated as hedging instruments
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Swaps	2.9	(2.9)	-	-
- Crude oil and NGLs (MMBbl)	Forwards and Swaps	1.0	(1.4)	-	-
Basis
- Natural gas (Bcf)	Swaps	3.6	(3.6)	-	-

Cash Flow Hedges - At September 30, 2010, our Consolidated Balance Sheet reflected a net unrealized gain of $21.0 million in accumulated other comprehensive income (loss), with a corresponding offset in derivative financial instrument assets and liabilities that will be realized within the next 15 months as the forecasted transactions affect earnings.  If prices remain at current levels, we will recognize $17.1 million in gains over the next 12 months, and we will recognize $3.9 million in gains thereafter.

The following table sets forth the effect of cash flow hedges recognized in other comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
Derivatives in Cash Flow Hedging Relationships	September 30,		September 30,
	2010	2009	2010	2009
	(Thousands of dollars)
Commodity contracts	$2,955	$(1,588)	$39,204	$(15,232)
Interest-rate contracts	-	1,035	-	1,599
Total gain (loss) recognized in other comprehensive income (loss) (effective portion)	$2,955	$(553)	$39,204	$(13,633)

The following table sets forth the effect of cash flow hedges on our Consolidated Statements of Income for the periods indicated:

	Location of Gain (Loss) Reclassified from	Three Months Ended		Nine Months Ended
Derivatives in Cash Flow	Accumulated Other Comprehensive Income	September 30,		September 30,
Hedging Relationships	(Loss) into Net Income (Effective Portion)	2010	2009	2010	2009
		(Thousands of dollars)
Commodity contracts	Revenues	$4,214	$12,500	$54	$47,248
Interest-rate contracts	Interest expense	(207)	365	235	1,237
Total gain (loss) reclassified from accumulated other comprehensive income (loss) into net income (effective portion)		$4,007	$12,865	$289	$48,485

Ineffectiveness related to our cash flow hedges was not material for the three and nine months ended September 30, 2010 and 2009.  In the event that it becomes probable that a forecasted transaction will not occur, we would discontinue cash flow hedge treatment, which would affect earnings.  There were no gains or losses due to the discontinuance of cash flow hedge treatment during the three and nine months ended September 30, 2010 and 2009.

The balance in accumulated other comprehensive income in our Consolidated Balance Sheets at September 30, 2010, and December 31, 2009, was attributable to unrealized gains and losses on derivatives.

Credit Risk - All of our commodity derivative financial contracts are with ONEOK Energy Services Company, L.P. (OES), a subsidiary of ONEOK.  OES has entered similar commodity derivative financial contracts with third parties at our direction and on our behalf.  We have an indemnification agreement with OES that indemnifies and holds OES harmless from any liability it may incur solely as a result of its entering into commodity derivative financial contracts on our behalf.  Derivative assets for which we would indemnify OES in the event of a default by the counterparty totaled $20.1 million at September 30, 2010, and were with investment-grade counterparties that are primarily in the oil and gas and financial services sectors.  At December 31, 2009, there were no derivative assets for which we would indemnify OES in the event of a default by the counterparty.

D.           CREDIT FACILITIES AND SHORT-TERM NOTES PAYABLE

Our Partnership Credit Agreement, which expires in March 2012, contains certain financial, operational and legal covenants.  Among other things, these requirements include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our Partnership Credit Agreement, adjusted for all non-cash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5 to 1.  If we consummate one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the three calendar quarters following the acquisitions.  At September 30, 2010, our ratio of indebtedness to adjusted EBITDA was 3.8 to 1, and we were in compliance with all covenants under our Partnership Credit Agreement.

In June 2010, we initiated a new commercial paper program under which we may issue unsecured commercial paper notes up to a maximum amount outstanding of $1.0 billion to fund our short-term borrowing needs.  The maturities of the commercial paper notes vary but may not exceed 270 days from the date of issue.  The commercial paper notes are sold at a negotiated discount from par or will bear interest at a negotiated rate.

Our Partnership Credit Agreement is available to repay the commercial paper notes, if necessary.  Amounts outstanding under the commercial paper program reduce the borrowings available under our Partnership Credit Agreement.  In July 2010, we repaid all borrowings outstanding under our Partnership Credit Agreement with the issuance of commercial paper.

At September 30, 2010, we had $326.4 million in commercial paper outstanding and no borrowings under our Partnership Credit Agreement, leaving approximately $673.6 million of credit available under the Partnership Credit Agreement.  At December 31, 2009, we had $523.0 million in borrowings outstanding under our Partnership Credit Agreement. At September 30, 2010, and December 31, 2009, we had $24.2 million issued in letters of credit outside of the Partnership Credit Agreement.  Borrowings under our Partnership Credit Agreement are nonrecourse to our general partner.

Borrowings under our Partnership Credit Agreement are typically short term in nature, ranging from one day to nine months.  Accordingly, these borrowings are classified as short-term notes payable.

E.           EQUITY

ONEOK - ONEOK and its affiliates owned all of the Class B units, 5.9 million common units and the entire 2 percent general partner interest in us, which together constituted a 42.8 percent ownership interest in us at September 30, 2010.

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

Cash Distributions - Cash distributions paid to our general partner of $84.1 million and $69.6 million in the nine months ended September 30, 2010 and 2009, respectively, included incentive distributions of $75.8 million and $62.2 million, respectively.

In October 2010, our general partner declared a cash distribution of $1.13 per unit ($4.52 per unit on an annualized basis) for the third quarter of 2010, an increase of $.01 from the previous quarter, which will be paid on November 12, 2010, to unitholders of record at the close of business on October 29, 2010.

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

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position or results of operations, and our expenditures related to environmental matters had no material effect upon earnings or cash flows during the three and nine months ended September 30, 2010 and 2009.

In May 2010, the EPA finalized the “Tailoring Rule” that will regulate greenhouse gas emissions at new or modified facilities that meet certain criteria.  Affected facilities will be required to review best available control technology, conduct air-quality analysis, impact analysis and public reviews with respect to such emissions.  The rule will be phased in beginning January 2011 and, at current emission threshold levels, will have a minimal impact on our existing facilities.  The EPA has stated it will consider lowering the threshold levels over the next five years, which could increase the impact on our existing facilities;  however, potential costs, fees or expenses associated with the potential adjustments are unknown.

In addition, the EPA issued a rule on air-quality standards, “National Emission Standards for Hazardous Air Pollutants for Reciprocating Internal Combustion Engines,” also known as RICE NESHAP, scheduled to be adopted in 2013.  The rule will require capital expenditures over the next three years for the purchase and installation of new emissions-control equipment.  We do not expect these expenditures to have a material impact on our results of operations, financial position or cash flows.

Legal Proceedings - We are a party to various litigation matters and claims that have arisen in the normal course of our operations.  While the results of litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

G.           SEGMENTS

Segment Descriptions - Our operations are divided into three reportable business segments based on similarities in economic characteristics, products and services, types of customers, methods of distribution and regulatory environment, as follows:
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

Customers - For the three and nine months ended September 30, 2010 and 2009, we had no single customer from which we received 10 percent or more of our consolidated revenues.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended September 30, 2010	Natural Gas Gathering and Processing	Natural Gas Pipelines (a)	Natural Gas Liquids (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$119,002	$61,215	$1,771,942	$-	$1,952,159
Sales to affiliated customers	86,496	31,489	-	-	117,985
Intersegment revenues	106,891	346	7,421	(114,658)	-
Total revenues	$312,389	$93,050	$1,779,363	$(114,658)	$2,070,144

Net margin	$87,797	$75,027	$123,766	$(585)	$286,005
Operating costs	34,142	24,868	39,420	(633)	97,797
Depreciation and amortization	15,266	11,157	17,400	-	43,823
Gain (loss) on sale of assets	(158)	-	16,284	-	16,126
Operating income	$38,231	$39,002	$83,230	$48	$160,511

Equity earnings from investments	$7,424	$21,289	$677	$-	$29,390
Capital expenditures	$69,344	$6,757	$27,701	$277	$104,079
(a) - Our Natural Gas Pipelines segment has regulated and non-regulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $74.0 million, net margin of $58.4 million and operating income of $28.1 million.

(b) - Our Natural Gas Liquids segment has regulated and non-regulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $76.6 million, of which $50.5 million related to sales within the segment, net margin of $52.7 million and operating income of $28.9 million.

Three Months Ended September 30, 2009	Natural Gas Gathering and Processing	Natural Gas Pipelines (a)	Natural Gas Liquids (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$91,349	$68,523	$1,283,549	$-	$1,443,421
Sales to affiliated customers	86,676	29,906	-	-	116,582
Intersegment revenues	84,751	213	5,640	(90,604)	-
Total revenues	$262,776	$98,642	$1,289,189	$(90,604)	$1,560,003

Net margin	$89,342	$75,938	$128,917	$(1,318)	$292,879
Operating costs	33,559	22,869	49,557	(877)	105,108
Depreciation and amortization	15,312	10,607	15,944	(6)	41,857
Gain (loss) on sale of assets	(253)	(730)	(144)	(53)	(1,180)
Operating income	$40,218	$41,732	$63,272	$(488)	$144,734

Equity earnings from investments	$8,396	$11,039	$619	$-	$20,054
Capital expenditures	$23,230	$14,000	$131,820	$346	$169,396
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

Nine Months Ended September 30, 2010	Natural Gas Gathering and Processing	Natural Gas Pipelines (a)	Natural Gas Liquids (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$342,849	$175,227	$5,448,191	$-	$5,966,267
Sales to affiliated customers	278,887	84,117	-	-	363,004
Intersegment revenues	360,971	1,283	20,718	(382,972)	-
Total revenues	$982,707	$260,627	$5,468,909	$(382,972)	$6,329,271

Net margin	$257,857	$226,414	$356,287	$(5,266)	$835,292
Operating costs	98,438	71,252	126,188	(3,815)	292,063
Depreciation and amortization	44,924	33,100	53,656	-	131,680
Gain (loss) on sale of assets	(433)	64	15,450	-	15,081
Operating income	$114,062	$122,126	$191,893	$(1,451)	$426,630

Equity earnings from investments	$20,663	$48,864	$1,655	$-	$71,182
Investments in unconsolidated affiliates	$326,245	$400,577	$467,265	$-	$1,194,087
Total assets	$1,714,194	$1,888,386	$4,406,422	$(459,202)	$7,549,800
Noncontrolling interests in consolidated subsidiaries	$-	$5,246	$-	$15	$5,261
Capital expenditures	$118,284	$18,426	$65,256	$807	$202,773
(a) - Our Natural Gas Pipelines segment has regulated and non-regulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $206.5 million, net margin of $177.6 million and operating income of $90.3 million.

(b) - Our Natural Gas Liquids segment has regulated and non-regulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $248.2 million, of which $158.1 million related to sales within the segment, net margin of $185.7 million and operating income of $102.9 million.

Nine Months Ended September 30, 2009	Natural Gas Gathering and Processing	Natural Gas Pipelines (a)	Natural Gas Liquids (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$227,162	$168,733	$3,443,743	$-	$3,839,638
Sales to affiliated customers	289,596	78,691	-	-	368,287
Intersegment revenues	236,362	536	15,950	(252,848)	-
Total revenues	$753,120	$247,960	$3,459,693	$(252,848)	$4,207,925

Net margin	$261,686	$208,367	$341,361	$(3,012)	$808,402
Operating costs	99,418	67,533	129,833	(1,723)	295,061
Depreciation and amortization	44,225	34,029	43,488	8	121,750
Gain (loss) on sale of assets	2,821	(727)	(145)	811	2,760
Operating income	$120,864	$106,078	$167,895	$(486)	$394,351

Equity earnings from investments	$20,583	$32,802	$2,079	$-	$55,464
Capital expenditures	$75,557	$48,268	$366,614	$817	$491,256
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

H.           UNCONSOLIDATED AFFILIATES

Overland Pass Pipeline Company - In September 2010, we completed a transaction to sell a 49 percent ownership interest in Overland Pass Pipeline Company to a subsidiary of Williams Partners L. P. (Williams) resulting in each joint-venture member now owning 50 percent of Overland Pass Pipeline Company.  In accordance with the joint-venture agreement, we received approximately $423.7 million in cash at closing.  As a result of the transaction, we no longer control Overland Pass Pipeline Company and began accounting for our investment under the equity method of accounting in September 2010.  In connection with the deconsolidation of Overland Pass Pipeline Company, we recognized approximately $16.3 million in gain on sale of assets, primarily attributable to the remeasurement of our retained investment in Overland Pass Pipeline Company to its fair value, and have recorded our retained investment of approximately $438.0 million in investments in unconsolidated affiliates.  Our estimate of the fair value of our retained interest in Overland Pass Pipeline Company was based upon the income and market valuation approaches.

Northern Border Pipeline - Northern Border Pipeline anticipates requiring an additional equity contribution of approximately $102 million from its partners in 2011, of which our share will be approximately $51 million based on our 50 percent equity interest.

Equity Earnings from Investments - The following table sets forth our equity earnings from investments for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Thousands of dollars)
Northern Border Pipeline	$21,183	$10,882	$48,401	$32,374
Fort Union Gas Gathering, L.L.C.	3,633	4,397	10,772	10,412
Bighorn Gas Gathering, L.L.C.	1,664	1,935	3,712	5,845
Lost Creek Gathering Company, L.L.C.	1,156	1,445	4,012	3,647
Overland Pass Pipeline Company	1,011	-	1,011	-
Other	743	1,395	3,274	3,186
Equity earnings from investments	$29,390	$20,054	$71,182	$55,464

Unconsolidated Affiliates Financial Information - The following table sets forth summarized combined financial information of our unconsolidated affiliates for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Thousands of dollars)
Income Statement
Operating revenues	$119,205	$101,987	$316,513	$296,004
Operating expenses	$48,566	$49,312	$138,177	$138,544
Net income	$63,588	$42,929	$156,454	$125,574

Distributions paid to us	$29,587	$19,615	$79,231	$83,088

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

I.           LIMITED PARTNERS’ NET INCOME PER UNIT

Limited partners’ net income per unit is computed by dividing net income attributable to ONEOK Partners, L.P., after deducting the general partner’s allocation as discussed below, by the weighted-average number of outstanding limited partner units, which includes our common and Class B limited partner units.  ONEOK, as sole holder of our Class B units, has waived its right to receive increased quarterly distributions on the Class B units.  Because ONEOK has waived its right to increased quarterly distributions, currently each Class B unit and common unit share equally in the earnings of the partnership, and neither has any liquidation or other preferences.  ONEOK retains the option to withdraw its waiver of increased distributions on Class B units at any time by giving us no less than 90 days advance notice.  ONEOK Partners GP owns the entire 2 percent general partnership interest in us, which entitles it to incentive distribution rights that provide for an increasing proportion of cash distributions from the partnership as the distributions made to limited partners increase above specified levels.

For purposes of our calculation of limited partners’ net income per unit, net income attributable to ONEOK Partners, L.P. is generally allocated to the general partner as follows: (i) an amount based upon the 2 percent general partner interest in net income attributable to ONEOK Partners, L.P. and (ii) the amount of the general partner’s incentive distribution rights based on the total cash distributions declared for the period.  The amount of incentive distribution allocated to our general partner totaled $27.7 million and $22.5 million for the three months ended September 30, 2010 and 2009, respectively, and $80.1 million and $64.3 million for the nine months ended September 30, 2010 and 2009, respectively.

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

ONEOK and its affiliates provide a variety of services to us under the Services Agreement, including cash management and financial services, employee benefits provided through ONEOK’s benefit plans, legal and administrative services, insurance and office space leased in ONEOK’s headquarters building and other field locations.  Where costs are specifically incurred on behalf of one of our affiliates, the costs are billed directly to us by ONEOK.  In other situations, the costs may be allocated to us through a variety of methods, depending upon the nature of the expense and activities.  For example, a service that applies equally to all employees is allocated based upon the number of employees; however, an expense benefiting the consolidated company but having no direct basis for allocation is allocated by the modified Distrigas method, a method using a combination of ratios that includes gross plant and investment, earnings before interest and taxes and payroll expense.  It is not practicable to determine what these general overhead costs would be on a stand-alone basis.  All costs directly charged or allocated to us are included in our Consolidated Statements of Income.

Our derivative financial contracts with OES are discussed under “Credit Risk” in Note C.

The following table sets forth the transactions with related parties for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Thousands of dollars)
Revenues	$117,985	$116,582	$363,004	$368,287

Expenses
Cost of sales and fuel	$12,402	$10,267	$41,377	$36,321
Administrative and general expenses	47,703	43,800	150,702	142,278
Total expenses	$60,105	$54,067	$192,079	$178,599

Cash Distributions to ONEOK - We paid cash distributions to ONEOK and its subsidiaries related to its general and limited partner interests of $77.0 million and $69.9 million for the three months ended September 30, 2010 and 2009, respectively, and $225.3 million and $206.9 million for the nine months ended September 30, 2010 and 2009, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to Consolidated Financial Statements in this Quarterly Report, as well as our Annual Report.

RECENT DEVELOPMENTS

Growth Projects - In 2010, we announced approximately $1.3 billion to $1.6 billion in growth projects primarily in the Williston Basin in North Dakota that will enable us to meet the rapidly growing needs of crude oil and natural gas producers as they increase their drilling activities. Drilling rig counts in Dunn, McKenzie and Williams counties in North Dakota have increased dramatically since the beginning of the year.  The development of the reserves in the Bakken Shale and Three Forks formations in the Williston Basin are being driven primarily by crude oil economics with the associated natural gas production having a high NGL content.  Current natural gas processing and NGL infrastructure in the Williston Basin is being expanded to accommodate the additional production from the increased development activities.

We are the largest independent gatherer and processor of natural gas in the Williston Basin.  With our Natural Gas Gathering and Processing segment’s existing infrastructure and acreage dedications, we are well positioned to provide midstream services to crude oil and natural gas producers as they develop Bakken Shale and Three Forks reserves.  Additional NGL infrastructure is also needed due to the continued NGL production growth that has saturated the area’s current truck and railcar transportation capacity and market.  The following provides additional details about the individual projects:

Williston Basin Processing Plants and related projects - We announced plans to construct two new 100 MMcf/d natural gas processing facilities, the Garden Creek plant in eastern McKenzie County, North Dakota, and the Stateline I plant in western Williams County, North Dakota.  In addition, we plan to make investments in related NGL infrastructure, expansions and upgrades to our existing gathering and compression infrastructure and new well connections associated with these plants.  The Garden Creek plant and related projects are expected to be in service by the end of 2011 and cost approximately $350 million to $415 million, excluding AFUDC.  The Stateline I plant and related projects are expected to be completed during the third quarter of 2012 and cost approximately $300 million to $355 million, excluding AFUDC.  These projects are in our Natural Gas Gathering and Processing segment.

Bakken Pipeline and related projects - We announced plans to build a 525- to 615-mile natural gas liquids pipeline that will transport unfractionated NGLs from the Williston Basin in North Dakota to the Overland Pass Pipeline.  The Bakken Pipeline will initially transport up to 60 MBbl/d of unfractionated NGL production from our natural gas gathering and processing assets in the Williston Basin and from third-party natural gas processing plants south through western North Dakota and eastern Montana to Wyoming, where it will connect to the Overland Pass Pipeline near Cheyenne, Wyoming.  The unfractionated NGLs will then be delivered to our existing NGL fractionation and distribution infrastructure in the Mid-Continent. Additional pump facilities could increase the new pipeline’s capacity to 110 MBbl/d.  Supply commitments for the Bakken Pipeline will be anchored by NGL production from our natural gas processing plants.  We are also discussing NGL supply commitments with third-party processors.  Following receipt of all necessary permits, construction of the 12-inch diameter pipeline is expected to begin in the second quarter of 2012 and be completed during the first half of 2013.  Project costs for the new pipeline are estimated to be $450 million to $550 million, excluding AFUDC.

The unfractionated NGLs from the Bakken Pipeline and other supply sources under development in the Rockies will require additional pump stations and the expansion of existing pump stations on the Overland Pass Pipeline.  These additions and expansions will increase the capacity of Overland Pass Pipeline to 255 MBbl/d.  Our anticipated share of the costs for this project is estimated to be $35 million to $40 million, excluding AFUDC.

We also announced plans to invest $110 million to $140 million, excluding AFUDC, to expand and upgrade our existing fractionation capacity at Bushton, Kansas, increasing our capacity to 210 MBbl/d from 150 MBbl/d.  The Bakken Pipeline and related projects are in our Natural Gas Liquids segment.

Sterling I Pipeline Expansion - We will install seven additional pump stations for approximately $36 million along our existing Sterling I natural gas liquids distribution pipeline, increasing its capacity by 15 MBbl/d, which will be supplied by our Mid-Continent NGL infrastructure.  The Sterling I pipeline transports purity NGL products from our fractionator in Medford, Oklahoma, to the Mont Belvieu, Texas, market center and is currently operating at capacity.   The pump stations are expected to be completed in the second half of 2011.  This project is in our Natural Gas Liquids segment.

Woodford Shale projects - We will invest $55 million in the Woodford Shale development in Oklahoma for new well connections in 2010 and 2011, which includes connecting our natural gas gathering system to our Maysville, Oklahoma, natural gas processing facility and connecting a new third-party processing plant to our NGL gathering system in Oklahoma.  These projects are in our Natural Gas Gathering and Processing and Natural Gas Liquids segments, respectively.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in “Liquidity and Capital Resources” on page 36.

Cash Distributions - In October 2010, our general partner declared a cash distribution of $1.13 per unit ($4.52 per unit on an annualized basis) for the third quarter of 2010, an increase of $0.01 from the previous quarter, which will be paid November 12, 2010, to unitholders of record at the close of business on October 29, 2010.

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

Overland Pass Pipeline Company - In September 2010, we completed a transaction to sell a 49 percent ownership interest in Overland Pass Pipeline Company to a subsidiary of Williams resulting in each joint-venture member now owning 50 percent of Overland Pass Pipeline Company.  In accordance with the joint-venture agreement, we received approximately $423.7 million in cash at closing. We used the proceeds from the transaction to repay short-term debt and to fund a portion of our recently announced capital projects.  Williams has elected to become the operator of Overland Pass Pipeline Company.  Williams is expected to fully assume the role of operator by the end of the first quarter of 2011.  As a result of the transaction, we no longer control Overland Pass Pipeline Company and began accounting for our investment under the equity method of accounting in September 2010.  In connection with the deconsolidation of Overland Pass Pipeline Company, we recognized a gain of approximately $16.3 million.

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

REGULATORY

Environmental Matters - We are subject to multiple environmental, historical and wildlife preservation laws and regulations affecting many aspects of our present and future operations.  Regulated activities include those involving air emissions, stormwater and wastewater discharges, handling and disposal of solid and hazardous wastes, hazardous materials transportation, and pipeline and facility construction.  These laws and regulations require us to obtain and comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals.  Failure to comply with these laws, regulations, permits and licenses may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations.  If a leak or spill of hazardous substances or petroleum products occurs from pipelines or facilities that we own, operate or otherwise use, we could be held jointly and severally liable for all resulting liabilities, including response, investigation and clean-up costs, which could materially affect our results of operations and cash flows.  In addition, emission controls required under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures at our facilities.  We cannot assure that existing environmental regulations will not be revised or that new regulations will not be adopted or become applicable to us.  Revised or additional regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations.

In May 2010, the EPA finalized the “Tailoring Rule” that will regulate greenhouse gas emissions at new or modified facilities that meet certain criteria.  Affected facilities will be required to review best available control technology, conduct air-quality analysis, impact analysis and public reviews with respect to such emissions.  The rule will be phased in beginning January

2011 and, at current emission threshold levels, will have a minimal impact on our existing facilities.  The EPA has stated it will consider lowering the threshold levels over the next five years, which could increase the impact on our existing facilities; however, potential costs, fees or expenses associated with the potential adjustments are unknown.

In addition, the EPA issued a rule on air-quality standards, “National Emission Standards for Hazardous Air Pollutants for Reciprocating Internal Combustion Engines,” also known as RICE NESHAP, scheduled to be adopted in 2013.  The rule will require capital expenditures over the next three years for the purchase and installation of new emissions-control equipment.  We do not expect these expenditures to have a material impact on our results of operations, financial position or cash flows.

Financial Markets Legislation - In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted, representing a far-reaching overhaul of the framework for regulation of U.S. financial markets.   We are currently evaluating the provisions of the Dodd-Frank Act.  The Dodd-Frank Act calls for various regulatory agencies, including the SEC and the Commodities Futures Trading Commission, to establish regulations for implementation of many of the provisions of the Dodd-Frank Act, which we expect will provide additional clarity regarding the extent of the impact of this legislation on us.  We expect to be able to continue to participate in financial markets for hedging certain risks inherent in our business, including commodity and interest-rate risks; however, the costs of doing so may be increased as a result of the new legislation.  We may also incur additional costs associated with our compliance with the new regulations and anticipated additional reporting and disclosure obligations.

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

Goodwill Impairment Test - We assess our goodwill for impairment at least annually.  There were no impairment charges resulting from our July 1, 2010, impairment test.

As part of our impairment test, an initial assessment is made by comparing the fair value of a reporting unit with its book value, including goodwill.  To estimate the fair value of our reporting units, we use two generally accepted valuation approaches, an income approach and a market approach, and assumptions consistent with a market participant’s perspective.  Under the income approach, we use anticipated cash flows over a period of years plus a terminal value and discount these amounts to their present value using appropriate discount rates.  Under the market approach, we apply multiples to forecasted cash flows.  The multiples used are consistent with historical asset transactions.  The forecasted cash flows are based on average forecasted cash flows for a reporting unit over a period of years.

Our estimates of fair value significantly exceeded the book value of our reporting units in our July 1, 2010, impairment test.  Even if the estimated fair values used in our July 1, 2010, impairment test were reduced by 10 percent, no impairment charges would have resulted.  At both September 30, 2010, and December 31, 2009, we had $396.7 million of goodwill recorded on our Consolidated Balance Sheets.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

Selected Financial Results - We placed the following projects in service during 2009:
•	February - Guardian Pipeline’s expansion and extension project in our Natural Gas Pipelines segment;
•	March - Williston Basin natural gas processing plant expansion in our Natural Gas Gathering and Processing segment;
•	March - D-J Basin lateral pipeline in our Natural Gas Liquids segment;
•	July - Arbuckle Pipeline in our Natural Gas Liquids segment; and
•	October - Piceance lateral pipeline in our Natural Gas Liquids segment.

Additional discussion of our completed capital projects is included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report.  The in-service dates of these completed capital projects have impacted the period-to-period comparisons of net margin and operating expenses primarily in our Natural Gas Liquids and Natural Gas Pipelines segments, as operations associated with these projects have been increasing since being placed in service.  The following table sets forth certain selected consolidated financial results for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2010 vs. 2009		2010 vs. 2009
Financial Results	2010	2009	2010	2009	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Revenues	$2,070.1	$1,560.0	$6,329.3	$4,207.9	$510.1	33%	$2,121.4	50%
Cost of sales and fuel	1,784.1	1,267.1	5,494.0	3,399.5	517.0	41%	2,094.5	62%
Net margin	286.0	292.9	835.3	808.4	(6.9)	(2%)	26.9	3%
Operating costs	97.8	105.1	292.1	295.0	(7.3)	(7%)	(2.9)	(1%)
Depreciation and amortization	43.8	41.9	131.7	121.8	1.9	5%	9.9	8%
Gain (loss) on sale of assets	16.1	(1.2)	15.1	2.8	17.3	*	12.3	*
Operating income	$160.5	$144.7	$426.6	$394.4	$15.8	11%	$32.2	8%

Equity earnings from investments	$29.4	$20.1	$71.2	$55.5	$9.3	46%	$15.7	28%
Allowance for equity funds used during construction	$0.3	$7.3	$0.7	$25.8	$(7.0)	(96%)	$(25.1)	(97%)
Interest expense	$(49.1)	$(50.4)	$(156.6)	$(152.2)	$(1.3)	(3%)	$4.4	3%
Capital expenditures	$104.1	$169.4	$202.8	$491.3	$(65.3)	(39%)	$(288.5)	(59%)
* Percentage change is greater than 100 percent.

Energy markets were affected by increased commodity prices during the three and nine months ended September 30, 2010, compared with the same periods last year.  The increase in commodity prices had a direct impact on our revenues and cost of sales and fuel.

Net margin decreased for the three months ended September 30, 2010, compared with the same period last year, due primarily to the following:
•
lower optimization margins due to narrower NGL product price differentials between the Conway, Kansas, and Mont Belvieu, Texas, NGL market centers and limited NGL fractionation and transportation capacity available for optimization activities; offset partially by

•
an increase in volumes gathered, fractionated and transported, primarily associated with the completion of the Arbuckle Pipeline and Piceance lateral pipeline, as well as new supply connections in our Natural Gas Liquids segment.

Net margin increased for the nine months ended September 30, 2010, compared with the same period last year, due primarily to the following:
•
increased NGL volumes gathered, fractionated and transported, primarily associated with the completion of the Arbuckle Pipeline, Piceance lateral pipeline and D-J Basin lateral pipeline, as well as new supply connections;

•
higher natural gas transportation margins from increased capacity contracted on Midwestern Gas Transmission and Viking Gas Transmission’s Fargo lateral and the incremental margin from the Guardian Pipeline expansion and extension project;

•	an increase from the impact of higher natural gas prices on retained fuel;
•	higher storage margins primarily due to contract renegotiations in our Natural Gas Pipelines and Natural Gas Liquids segments; offset partially by
•
 a decrease in optimization margins due to limited fractionation and transportation capacity available for optimization activities and narrower NGL product price differentials between the Conway, Kansas, and Mont Belvieu, Texas, NGL market centers; and

•
 a decrease in natural gas volumes gathered as a result of natural production declines and reduced drilling activity by our customers in the Powder River Basin in our Natural Gas Gathering and Processing segment.

Operating costs decreased for the three and nine months ended September 30, 2010, compared with the same period last year, due primarily to lower than estimated ad valorem taxes associated with our capital projects completed in 2009 and lower costs for outside services attributable to maintenance projects at our NGL fractionators in 2009.  For the nine month period, these decreases were offset by higher property insurance costs related to increased coverage for our assets and higher employee labor costs resulting from the operation of our completed capital projects in 2009.

Depreciation and amortization increased for the three and nine months ended September 30, 2010, compared with the same periods last year, due primarily to higher depreciation expense associated with our completed capital projects.

Gain (loss) on sale of assets increased for the three and nine months ended September 30, 2010, compared with the same periods last year, due to the gain on sale of a 49 percent ownership interest in Overland Pass Pipeline Company in our Natural Gas Liquids segment.

Equity earnings from investments increased for the three and nine months ended September 30, 2010, compared with the same periods last year, due to increased contracted capacity on Northern Border Pipeline due to wider natural gas price differentials between the markets it serves.

Allowance for equity funds used during construction decreased for the three and nine months ended September 30, 2010, compared with the same periods last year, due primarily to our completed capital projects.

Capital expenditures decreased for the three and nine months ended September 30, 2010, compared with the same periods last year, due primarily to our completed capital projects, offset partially by initial expenditures on our recently announced capital projects, primarily in our Natural Gas Gathering and Processing and Natural Gas Liquids segments.

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

Selected Financial Results - The following table sets forth certain selected financial results for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2010 vs. 2009		2010 vs. 2009
Financial Results	2010	2009	2010	2009	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$163.8	$143.8	$524.1	$390.8	$20.0	14%	$133.3	34%
Residue gas sales	110.5	81.8	347.8	247.8	28.7	35%	100.0	40%
Gathering, compression, dehydration and processing fees and other revenue	38.1	37.2	110.8	114.5	0.9	2%	(3.7)	(3%)
Cost of sales and fuel	224.6	173.5	724.8	491.4	51.1	29%	233.4	47%
Net margin	87.8	89.3	257.9	261.7	(1.5)	(2%)	(3.8)	(1%)
Operating costs	34.1	33.6	98.5	99.4	0.5	1%	(0.9)	(1%)
Depreciation and amortization	15.3	15.3	44.9	44.2	-	0%	0.7	2%
Gain (loss) on sale of assets	(0.2)	(0.2)	(0.4)	2.8	-	0%	(3.2)	*
Operating income	$38.2	$40.2	$114.1	$120.9	$(2.0)	(5%)	$(6.8)	(6%)

Equity earnings from investments	$7.4	$8.4	$20.7	$20.6	$(1.0)	(12%)	$0.1	0%
Capital expenditures	$69.3	$23.2	$118.3	$75.6	$46.1	*	$42.7	56%
* Percentage change is greater than 100 percent.

Net margin decreased for the three months ended September 30, 2010, compared with the same period last year, primarily as result of the following:
•	a decrease of $2.4 million due to lower net realized commodity prices;
•	a decrease of $1.5 million due to lower volumes gathered as a result of natural production declines and reduced drilling activity by our customers in the Powder River Basin; and
•
a decrease of $1.2 million due to lower volumes processed and sold in western Oklahoma and Kansas as a result of an operational outage, a period of ethane rejection and natural production declines; offset partially by

•	an increase of $2.2 million due to a favorable contract settlement in the third quarter 2010; and
•	an increase of $1.3 million due to changes in contract terms.

Net margin decreased for the nine months ended September 30, 2010, compared with the same period last year, primarily as result of the following:
•	a decrease of $5.3 million due to lower volumes gathered as a result of natural production declines and reduced drilling activity by our customers in the Powder River Basin; and
•	a decrease of $1.2 million due to changes in contract terms; offset partially by
•	an increase of $3.1 million due to higher net realized commodity prices.

Operating costs increased for the three months ended September 30, 2010, compared with the same period last year, due primarily to higher outside services costs associated with increased operating activities in the Williston Basin as a result of increased drilling activity by our customers.

Operating costs decreased for the nine months ended September 30, 2010, compared with the same period last year, due primarily to a $1.4 million decrease in costs for outside services and maintenance primarily as a result of reduced drilling activity by our customers in the Powder River Basin.

Gain (loss) on sale of assets decreased for the nine months ended September 30, 2010, compared with the same period last year, due to the sale of excess compression equipment in 2009.

Capital expenditures increased for the three and nine months ended September 30, 2010, compared with the same periods last year, due to our recently announced capital projects.

Selected Operating Information - The following tables set forth selected operating information for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information	2010	2009	2010	2009
Natural gas gathered (BBtu/d) (a)	1,046	1,100	1,075	1,131
Natural gas processed (BBtu/d) (a)	669	664	674	658
NGL sales (MBbl/d) (a)	44	43	44	42
Residue gas sales (BBtu/d) (a)	292	297	286	291
Realized composite NGL net sales price ($/gallon) (b)	$0.87	$0.89	$0.92	$0.87
Realized condensate net sales price ($/Bbl) (b)	$65.14	$86.90	$63.61	$76.75
Realized residue gas net sales price ($/MMBtu) (b)	$5.60	$3.34	$5.43	$3.37
Realized gross processing spread ($/MMBtu) (a)	$5.67	$6.54	$5.97	$6.41
(a) - Includes volumes for consolidated entities only.
(b) - Presented net of the impact of hedging activities and includes equity volumes only.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information (a)	2010	2009	2010	2009
Percent of proceeds
NGL sales (Bbl/d)	6,966	5,408	5,933	5,215
Residue gas sales (MMBtu/d)	40,603	46,406	40,852	41,698
Condensate sales (Bbl/d)	1,482	1,488	1,761	1,786
Percentage of total net margin	56%	50%	55%	49%
Fee-based
Wellhead volumes (MMBtu/d)	1,046,475	1,100,202	1,075,491	1,131,018
Average rate ($/MMBtu)	$0.31	$0.31	$0.31	$0.30
Percentage of total net margin	35%	35%	35%	36%
Keep-whole
NGL shrink (MMBtu/d) (b)	13,443	16,843	13,800	17,875
Plant fuel (MMBtu/d) (b)	1,667	1,954	1,639	2,100
Condensate shrink (MMBtu/d) (b)	1,222	1,407	1,531	1,893
Condensate sales (Bbl/d)	247	285	310	383
Percentage of total net margin	9%	15%	10%	15%
(a) - Includes volumes for consolidated entities only.
(b) - Refers to the Btus that are removed from natural gas through processing operation.

Commodity Price Risk - The following tables set forth our Natural Gas Gathering and Processing segment’s hedging information for the periods indicated:

	Three Months Ending
	December 31, 2010
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (Bbl/d) (a)	5,267	$1.05	/ gallon	61%
Condensate (Bbl/d) (a)	1,820	$1.84	/ gallon	79%
Total (Bbl/d)	7,087	$1.25	/ gallon	65%
Natural gas (MMBtu/d)	24,020	$5.55	/ MMBtu	99%
(a) - Hedged with fixed-price swaps.
	Year Ending
	December 31, 2011
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (Bbl/d) (a)	1,316	$1.04	/ gallon	15%
Condensate (Bbl/d) (a)	596	$2.12	/ gallon	26%
Total (Bbl/d)	1,912	$1.37	/ gallon	18%
Natural gas (MMBtu/d)	22,541	$5.72	/ MMBtu	74%
(a) - Hedged with fixed-price swaps.

Our Natural Gas Gathering and Processing segment’s commodity price risk related to physical sales of commodities is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas, excluding the effects of hedging and assuming normal operating conditions.  Our condensate sales are based on the price of crude oil.  We estimate the following:
•	a $0.01 per gallon change in the composite price of NGLs would change annual net margin by approximately $1.2 million;
•	a $1.00 per barrel change in the price of crude oil would change annual net margin by approximately $1.1 million; and
•	a $0.10 per MMBtu change in the price of natural gas would change annual net margin by approximately $1.0 million.

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

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2010 vs. 2009		2010 vs. 2009
Financial Results	2010	2009	2010	2009	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$60.7	$58.0	$184.6	$168.4	$2.7	5%	$16.2	10%
Storage revenues	16.9	16.0	51.1	45.3	0.9	6%	5.8	13%
Gas sales and other revenues	15.5	24.6	24.9	34.3	(9.1)	(37%)	(9.4)	(27%)
Cost of sales	18.1	22.7	34.2	39.6	(4.6)	(20%)	(5.4)	(14%)
Net margin	75.0	75.9	226.4	208.4	(0.9)	(1%)	18.0	9%
Operating costs	24.8	22.9	71.3	67.6	1.9	8%	3.7	5%
Depreciation and amortization	11.2	10.6	33.1	34.0	0.6	6%	(0.9)	(3%)
Gain (loss) on sale of assets	-	(0.7)	0.1	(0.7)	0.7	100%	0.8	*
Operating income	$39.0	$41.7	$122.1	$106.1	$(2.7)	(6%)	$16.0	15%

Equity earnings from investments	$21.3	$11.0	$48.9	$32.8	$10.3	94%	$16.1	49%
Capital expenditures	$6.8	$14.0	$18.4	$48.3	$(7.2)	(51%)	$(29.9)	(62%)
* Percentage change is greater than 100 percent.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information (a)	2010	2009	2010	2009
Natural gas transportation capacity contracted (MDth/d) (b)	5,460	5,712	5,627	5,412
Transportation capacity subscribed	84%	86%	87%	82%
Average natural gas price
Mid-Continent region ($/MMBtu)	$3.94	$2.94	$4.35	$3.01
(a) - Includes volumes for consolidated entities only.
(b) - Unit of measure converted from MMcf/d in the third quarter 2010. Prior periods have been recast to reflect this change.

Net margin decreased for the three months ended September 30, 2010, compared with the same period last year, primarily as a result of the following:
•	a decrease of $3.2 million from lower operational natural gas inventory sales volumes and margins; offset partially by
•	an increase of $2.3 million from the impact of higher natural gas prices on retained fuel and higher natural gas volumes retained.

Net margin increased for the nine months ended September 30, 2010, compared with the same period last year, primarily as a result of the following:
•
an increase of $11.3 million from higher natural gas transportation margins, excluding retained fuel, primarily as a result of increased capacity contracted on Midwestern Gas Transmission as a result of a new interconnection with the Rockies Express Pipeline that was placed in service beginning in June 2009; Viking Gas Transmission’s Fargo lateral that was completed in October 2009; and incremental margin from the Guardian Pipeline expansion and extension project that was completed in February 2009;

•	an increase of $5.6 million from the impact of higher natural gas prices on retained fuel, offset partially by lower natural gas volumes retained; and
•	an increase of $3.4 million from higher natural gas storage margins, excluding retained fuel, primarily as a result of contract renegotiations; offset partially by
•	a decrease of $3.3 million from lower operational natural gas inventory sales volumes and margins.

Operating costs increased for the three and nine months ended September 30, 2010, compared with the same period last year, due primarily to increased employee labor costs resulting from the operation of our completed capital projects in 2009 and the timing of various maintenance activities.

Equity earnings from investments increased for the three and nine months ended September 30, 2010, compared with the same periods last year, due to increased contracted capacity on Northern Border Pipeline due to wider natural gas price differentials between the markets it serves.

Capital expenditures decreased for the three months ended September 30, 2010, compared with the same period last year, due primarily to the new Midwestern Gas Transmission interconnection with the Rockies Express Pipeline that was placed in service beginning in June 2009 and Viking Gas Transmission’s Fargo lateral that was completed in October 2009.

Capital expenditures decreased for the nine months ended September 30, 2010, compared with the same period last year due primarily to the new Midwestern Gas Transmission interconnection with the Rockies Express Pipeline, Viking Gas Transmission’s Fargo lateral and the Guardian Pipeline expansion and extension project.

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

Selected Financial Results and Operating Information - In September 2010, we completed a transaction to sell a 49 percent ownership interest in Overland Pass Pipeline Company to a subsidiary of Williams resulting in each joint-venture member now owning 50 percent of Overland Pass Pipeline Company.  Following the transaction in September 2010, we account for our investment under the equity method of accounting.

The following tables set forth certain selected financial results and operating information for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2010 vs. 2009		2010 vs. 2009
Financial Results	2010	2009	2010	2009	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$1,647.0	$1,176.7	$5,067.4	$3,135.5	$470.3	40%	$1,931.9	62%
Exchange service and storage revenues	115.6	92.3	332.7	262.7	23.3	25%	70.0	27%
Transportation revenues	16.7	20.2	68.8	61.5	(3.5)	(17%)	7.3	12%
Cost of sales and fuel	1,655.5	1,160.3	5,112.6	3,118.3	495.2	43%	1,994.3	64%
Net margin	123.8	128.9	356.3	341.4	(5.1)	(4%)	14.9	4%
Operating costs	39.5	49.6	126.2	129.8	(10.1)	(20%)	(3.6)	(3%)
Depreciation and amortization	17.4	15.9	53.7	43.5	1.5	9%	10.2	23%
Gain (loss) on sale of assets	16.3	(0.1)	15.5	(0.1)	16.4	*	15.6	*
Operating income	$83.2	$63.3	$191.9	$168.0	$19.9	31%	$23.9	14%

Equity earnings from investments	$0.7	$0.6	$1.7	$2.1	$0.1	17%	$(0.4)	(19%)
Allowance for equity funds used
during construction	$0.2	$7.1	$0.7	$24.3	$(6.9)	(97%)	$(23.6)	(97%)
Capital expenditures	$27.7	$131.8	$65.3	$366.6	$(104.1)	(79%)	$(301.3)	(82%)
* Percentage change is greater than 100 percent.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information	2010	2009	2010	2009
NGL sales (MBbl/d) (a)	449	382	443	388
NGLs fractionated (MBbl/d) (a)	500	496	505	458
NGLs transported-gathering lines (MBbl/d) (a)	436	385	452	358
NGLs transported-distribution lines (MBbl/d) (a)	455	446	468	451
Conway-to-Mont Belvieu OPIS average price differential
Ethane ($/gallon)	$0.10	$0.15	$0.11	$0.12
(a) Includes volumes for consolidated entities only.

Net margin decreased for the three months ended September 30, 2010, compared with the same period last year, primarily as a result of the following:
•
a decrease of $9.9 million related to lower optimization margins due to narrower NGL product price differentials between the Conway, Kansas, and Mont Belvieu, Texas, NGL market centers and limited NGL fractionation and transportation capacity available for optimization activities; and

•	a decrease of $1.6 million due to the impact of operational measurement gains and losses, compared with the same period last year; offset partially by
•
an increase of $3.8 million due to increased volumes gathered, fractionated and transported, primarily associated with the completion of the Arbuckle Pipeline and Piceance lateral pipeline, as well as new supply connections; and

•	an increase of $2.5 million due to higher storage margins as a result of contract renegotiations.

Net margin increased for the nine months ended September 30, 2010, compared with the same period last year, primarily as a result of the following:
•
an increase of $49.2 million due to increased volumes gathered, fractionated and transported, primarily associated with the completion of the Arbuckle Pipeline, Piceance lateral pipeline and D-J Basin lateral pipeline, as well as new supply connections; and

•	an increase of $7.4 million due to higher storage margins as a result of contract renegotiations; offset partially by
•
a decrease of $39.5 million related to lower optimization margins  due to limited fractionation and transportation capacity available for optimization activities and narrower NGL product price differentials between the Conway, Kansas, and Mont Belvieu, Texas, NGL market centers; and

•	a decrease of $2.1 million due to the impact of operational measurement gains and losses, compared with the same period last year.

Additional NGL fractionation capacity, which benefits optimization activities, became available on September 1, 2010, when a contract at our Mont Belvieu, Texas, fractionator expired.  Additional capacity also will become available when a 60,000 barrel-per-day fractionation services agreement with Targa Resources Partners begins in the second quarter 2011.  The expansion of the Sterling I NGL distribution pipeline, expected to be completed in the second half of 2011, will enable the transportation of additional NGL purity products to the Gulf Coast market.

Operating costs decreased for the three months ended September 30, 2010, compared with the same period last year, due primarily to the following:
•	a decrease of $5.4 million resulting from lower than estimated ad valorem taxes associated with our capital projects completed in 2009; and
•	a decrease of $3.1 million in outside services costs attributable primarily to maintenance projects at our fractionators in 2009.

Operating costs decreased for the nine months ended September 30, 2010, compared with the same period last year, due primarily to the following:
•	a decrease of $6.0 million resulting from lower than estimated ad valorem taxes associated with our capital projects completed in 2009; and
•	a decrease of $2.9 million in outside services costs attributable primarily to maintenance projects at our fractionators in 2009; offset partially by
•	an increase of $2.5 million in property insurance costs related to increased coverage for our assets; and
•	an increase of $1.6 million due primarily to increased employee labor costs resulting from the operation of our completed capital projects in 2009.

Depreciation and amortization increased for the nine months ended September 30, 2010, compared with the same periods last year, due primarily to higher depreciation expense associated with our capital projects completed in 2009.

Gain on sale of assets increased for the three and nine months ended September 30, 2010, compared with the same periods last year, due primarily to the sale of a 49 percent ownership interest in Overland Pass Pipeline Company discussed on page 24.

Allowance for equity funds used during construction and capital expenditures decreased for the three and nine months ended September 30, 2010, compared with the same periods last year, due primarily to the completion of our capital projects in 2009.

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

In June 2010, we established a commercial paper program providing for the issuance of up to $1.0 billion of unsecured commercial paper notes to fund our short-term borrowing needs.  The maturities of our commercial paper notes vary but may not exceed 270 days from the date of issue.  Our commercial paper notes are sold at a negotiated discount from par or bear interest at a negotiated rate.  Our Partnership Credit Agreement, which expires in March 2012, is available to repay our commercial paper notes, if necessary.  Amounts outstanding under the commercial paper program reduce the borrowings available under our Partnership Credit Agreement.

In the first nine months of 2010, we utilized our Partnership Credit Agreement and our newly established commercial paper program to fund our short-term liquidity needs, and we accessed the public equity markets for our long-term financing needs.  See discussion below under “Equity Issuance” for more information.

Our ability to continue to access capital markets for debt and equity financing under reasonable terms depends on our financial condition and credit ratings, and market conditions.  We anticipate that our cash flow generated from operations, existing capital resources and ability to obtain financing will enable us to maintain our current level of operations and our planned operations, as well as fund our capital expenditures.

Capital Structure - The following table sets forth our capital structure for the periods indicated:

	September 30,	December 31,
	2010	2009
Long-term debt	46%	51%
Equity	54%	49%

Debt (including notes payable)	49%	55%
Equity	51%	45%

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

The total amount of short-term borrowings authorized by our general partner’s Board of Directors is $1.5 billion.  At September 30, 2010, we had $326.4 million of commercial paper outstanding and no borrowings outstanding under our Partnership Credit Agreement, leaving approximately $673.6 million of credit available under the Partnership Credit Agreement and approximately $5.0 million of available cash and cash equivalents.  As of September 30, 2010, we could have issued $1.0 billion of additional short- and long-term debt under the most restrictive provisions contained in our various borrowing agreements.  At September 30, 2010, we had $24.2 million in letters of credit issued outside of our Partnership Credit Agreement.

Our Partnership Credit Agreement is available to repay the commercial paper notes, if necessary.  Amounts outstanding under the commercial paper program reduce the borrowings available under our Partnership Credit Agreement.  In July 2010, we repaid all borrowings outstanding under our Partnership Credit Agreement with proceeds from the issuance of commercial paper.

Our Partnership Credit Agreement contains certain financial, operational and legal covenants as discussed in Note H of the Notes to Consolidated Financial Statements in our Annual Report.  Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our Partnership Credit Agreement, adjusted for all non cash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5 to 1.  If we consummate one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the three calendar quarters following the acquisitions. At September 30, 2010, our ratio of indebtedness to adjusted EBITDA was 3.8 to 1, and we were in compliance with all covenants under our Partnership Credit Agreement.

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

We may redeem the notes due 2011, 2012, 2016, 2019, 2036 and 2037, in whole or in part, at any time prior to their maturity at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium.  The redemption price will never be less than 100 percent of the principal amount of the respective note plus accrued and unpaid interest to the redemption date.  The notes due 2011, 2012, 2016, 2019, 2036 and 2037 are senior unsecured obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness, and effectively junior to all of the existing and future debt and other liabilities of any non-guarantor subsidiaries.  Our long-term debt is nonrecourse to our general partner.

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

Capital Expenditures - Our capital expenditures are typically financed through operating cash flows, short- and long-term debt and the issuance of equity.  Capital expenditures were $202.8 million and $491.3 million for the nine months ended September 30, 2010 and 2009, respectively.  We classify expenditures that are expected to generate additional revenue or significant operating efficiencies as growth capital expenditures.  Maintenance capital expenditures are those required to maintain existing operations and do not generate additional revenues.

The following table summarizes our 2010 projected growth and maintenance capital expenditures, excluding AFUDC:

2010 Projected Capital Expenditures	Growth	Maintenance	Total
	(Millions of dollars)
Natural Gas Gathering and Processing	$240	$19	$259
Natural Gas Pipelines	5	22	27
Natural Gas Liquids	149	28	177
Other	-	1	1
Total projected capital expenditures	$394	$70	$464

Overland Pass Pipeline Company - In September 2010, we completed a transaction to sell a 49 percent ownership interest in Overland Pass Pipeline Company to a subsidiary of Williams, resulting in each joint-venture member now owning 50 percent of Overland Pass Pipeline Company.  In accordance with the joint-venture agreement, we received approximately $423.7 million in cash at closing.  We used the proceeds from the transaction to repay short-term debt and to fund a portion of our recently announced capital projects.

Northern Border Pipeline - Northern Border Pipeline anticipates requiring an additional equity contribution of approximately $102 million from its partners in 2011, of which our share will be approximately $51 million based on our 50 percent equity interest.

Credit Ratings - Our long-term debt credit ratings as of September 30, 2010, are shown in the table below:

Rating Agency	Rating	Outlook
Moody’s	Baa2	Stable
S&P	BBB	Stable

Our recently established commercial paper program is rated Prime-2 by Moody’s and A2 by S&P.  Our credit ratings, which are currently investment grade, may be affected by a material change in our financial ratios or a material event affecting our business.  The most common criteria for assessment of our credit ratings are the debt-to-EBITDA ratio, interest coverage, business risk profile and liquidity.  We do not currently anticipate a downgrade in our credit ratings.  However, if our credit ratings were downgraded, the interest rates on our commercial paper borrowings and borrowings under our Partnership Credit Agreement would increase, resulting in an increase in our cost to borrow funds and potentially a loss of access to the commercial paper market.  In the event that we are unable to borrow funds under our commercial paper program and there has not been a material adverse change in our business, we would continue to have access to our Partnership Credit Agreement.  An adverse rating change alone is not a default under our Partnership Credit Agreement.  See additional discussion about our credit ratings under “Long-term Financing.”

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

The following table sets forth cash distributions paid, including our general partner’s incentive distribution interests, during the periods indicated:

	Nine Months Ended
	September 30,
	2010	2009
	(Millions of dollars)
Common unitholders	$211.8	$182.3
Class B unitholders	121.5	118.2
General partner	84.1	69.6
Total cash distributions paid	$417.4	$370.1

In the nine months ended September 30, 2010 and 2009, cash distributions paid to our general partner included incentive distributions of $75.8 million and $62.2 million, respectively.

In October 2010, our general partner declared a cash distribution of $1.13 per unit ($4.52 per unit on an annualized basis) for the third quarter of 2010, an increase of $0.01 from the previous quarter, which will be paid on November 12, 2010, to unitholders of record at the close of business on October 29, 2010.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Nine Months Ended		Variances
	September 30,		2010 vs. 2009
	2010	2009	Increase (Decrease)
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$316.8	$349.0	$(32.2)	(9%)
Investing activities	229.2	(502.6)	731.8	*
Financing activities	(544.2)	6.5	(550.7)	*
Change in cash and cash equivalents	1.8	(147.1)	148.9	*
Cash and cash equivalents at beginning of period	3.2	177.6	(174.4)	(98%)
Cash and cash equivalents at end of period	$5.0	$30.5	$(25.5)	(84%)
* Percentage change is greater than 100 percent.

Operating Cash Flows - Operating cash flows are affected by earnings from our business activities.  We provide services to producers and consumers of natural gas, condensate and NGLs.  Changes in commodity prices and demand for our services or products, whether because of general economic conditions, changes in demand for the end products that are made with our products or increased competition from other service providers, could affect our earnings and operating cash flows.

Cash flows from operating activities, before changes in operating assets and liabilities, were $451.4 million for the nine months ended September 30, 2010, compared with $420.4 million for the same period in 2009.  The increase was due primarily to changes in net margin and operating expenses discussed in “Consolidated Operations” under Financial Results and Operating Information  in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Quarterly Report.

The changes in operating assets and liabilities decreased operating cash flows $134.5 million for the nine months ended September 30, 2010, compared with a decrease of $71.4 million for the same period in 2009, primarily as a result of the following:
•	the impact of commodity prices on our operating assets and liabilities; offset partially by
•	the increase in volumes of commodities in storage primarily in our Natural Gas Liquids segment.

Investing Cash Flows - Cash provided by investing activities increased for the nine months ended September 30, 2010, compared with cash used in investing activities for the same period in 2009, due primarily to the $423.7 million in proceeds received from the Overland Pass Pipeline Company transaction; reduced capital expenditures as a result of the completion of our capital projects in 2009; and reduced contributions to and distributions from unconsolidated affiliates.

Financing Cash Flows - Cash used in financing activities increased for the nine months ended September 30, 2010, compared with cash provided by financing activities for same period in 2009.  The increase was due primarily to the following:
•
Increased cash distributions to our general and limited partners for the nine months ended September 30, 2010, due primarily to additional units outstanding during 2010, as well as cash distributions of $3.33 per unit paid during the first nine months of 2010, compared with cash distributions of $3.24 per unit for the same period last year;

•	Net repayments of notes payable were $196.6 million during the nine months ended September 30, 2010, compared with net repayments of $355.0 million for the same period last year;
•	In June 2010, we repaid $250.0 million of maturing long-term debt with available cash and short-term borrowings.
•	The change in net proceeds generated from common unit offerings for the nine months ended September 30, 2010, compared with the same period last year, due primarily to the following:
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

–
In July 2009, our common unit offering generated net proceeds of approximately $241.6 million.  In addition, ONEOK Partners GP contributed $5.1 million in order to maintain its 2 percent general partner interest in us.  We used the proceeds and general partner contributions to repay borrowings under our Partnership Credit Agreement and for general partnership purposes; and

•
In March 2009, we completed an underwritten public offering of senior notes totaling approximately $498.3 million, net of discounts but before offering expenses.  The net proceeds from the notes were used to repay borrowings under our Partnership Credit Agreement.

ENVIRONMENTAL AND SAFETY MATTERS

Additional information about our environmental matters is included in Note F of the Notes to Consolidated Financial Statements in this Quarterly Report.

Pipeline Safety - We are subject to Pipeline and Hazardous Materials Safety Administration regulations, including integrity management regulations.  The Pipeline Safety Improvement Act of 2002 requires pipeline companies to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated high-consequence areas.  We are in compliance with all material requirements associated with the various pipeline safety regulations.  Currently, Congress is reauthorizing existing Pipeline Safety legislation, and there are also a number of new bills addressing pipeline safety being considered.  We are monitoring activity concerning the reauthorization and proposed new legislation, as well as potential changes in the Pipeline and Hazardous Materials Safety Administration’s regulations, to assess the potential impact on our operations.  At this time, no revised or new legislation has been enacted, and potential cost, fees or expenses associated with changes or new legislation are unknown.  We cannot provide assurance that existing pipeline safety regulations will not be revised or interpreted in a different manner or that new regulations will not be adapted that could result in increased compliance costs or additional operating restrictions.

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

In addition, the EPA issued a rule on air-quality standards, “National Emission Standards for Hazardous Air Pollutants for Reciprocating Internal Combustion Engines,” also known as RICE NESHAP, scheduled to be adopted in 2013.  The rule will require capital expenditures over the next three years for the purchase and installation of new emissions-control equipment.  We do not expect these expenditures to have a material impact on our results of operations, financial position or cash flows.

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

One should not place undue reliance on forward-looking statements, which are applicable only as of the date of this Quarterly Report.  Known and unknown risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements.  Those factors may affect our operations, markets, products, services and prices.  In addition to any assumptions and other factors referred to specifically in connection with the forward-looking statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statement include, among others, the following:
•	the effects of weather and other natural phenomena, including climate change, on our operations, demand for our services and energy prices;
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
•
the results of administrative proceedings and litigation, regulatory actions, rule changes and receipt of expected clearances involving the OCC, KCC, Texas regulatory authorities or any other local, state or federal regulatory body, including the FERC and the Pipeline and Hazardous Materials Safety Administration;

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

Quarterly Evaluation of Disclosure Controls and Procedures - The Chief Executive Officer and the Chief Financial Officer of ONEOK Partners GP, our general partner, who are the equivalent of our principal executive and principal financial officers, have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report based on the evaluation of the controls and procedures required by Rule 13a-15(b) of the Exchange Act.

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the third quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Attached as Exhibit 101 to this Quarterly Report are the following documents formatted in XBRL: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009; (iii) Consolidated Balance Sheets at September 30, 2010, and December 31, 2009; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009; (v) Consolidated Statement of Changes in Equity for the nine months ended September 30, 2010; (vi) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2010 and 2009; and (vii) Notes to Consolidated Financial Statements.

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

ONEOK PARTNERS, L.P.
By:         ONEOK Partners GP, L.L.C., its General Partner

Date: November 3, 2010                                                      By: /s/ Curtis L. Dinan
Curtis L. Dinan
Senior Vice President,
Chief Financial Officer and Treasurer
(Signing on behalf of the Registrant
and as Principal Financial Officer)