Form 10-Q
period 2011-03-23
ONEOK Partners LP
filed 2011-05-04
CIK 909281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2011
Common units Class B units	65,413,677 units 36,494,126 units

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

INFORMATION AVAILABLE ON OUR WEBSITE

We make available on our website copies of our Annual Report, Quarterly Reports, Current Reports on Form 8-K, amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act and reports of holdings of our securities filed by our officers and directors under Section 16 of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.  Our website and any contents thereof are not incorporated by reference into this report.

We also make available on our website the Interactive Data Files required to be submitted and posted pursuant to Rule 405 of Regulation S-T.  In accordance with Rule 402 of Regulation S-T, the Interactive Data Files shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2010
ASU	Accounting Standards Update
Bbl	Barrels, one barrel is equivalent to 42 United States gallons
Bbl/d	Barrels per day
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Btu(s)	British thermal units, a measure of the amount of heat required to raise the temperature of one pound of water one degree Fahrenheit
Bushton Plant	Bushton Gas Processing Plant
CFTC	Commodities Futures Trading Commission
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Act Amendments of 1972, as amended
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EBITDA	Earnings before interest, taxes, depreciation and amortization
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
Guardian Pipeline	Guardian Pipeline, L.L.C.
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK Partners, L.P.
KCC LIBOR MBbl	Kansas Corporation Commission London Interbank Offered Rate Thousand barrels
MBbl/d	Thousand barrels per day
MDth/d	Thousand dekatherms per day
Midwestern Gas Transmission	Midwestern Gas Transmission Company
MMBbl	Million barrels
MMBtu	Million British thermal units
MMBtu/d	Million British thermal units per day
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
NBP Services	NBP Services, LLC, a wholly owned subsidiary of ONEOK
NGL products	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
NGL(s)	Natural gas liquid(s)
Northern Border Pipeline	Northern Border Pipeline Company
NYMEX	New York Mercantile Exchange
OBPI	ONEOK Bushton Processing Inc.
OCC	Oklahoma Corporation Commission
ONEOK	ONEOK, Inc.
ONEOK Partners GP	ONEOK Partners GP, L.L.C., a wholly owned subsidiary of ONEOK and our sole general partner
OPIS	Oil Price Information Service
Overland Pass Pipeline Company	Overland Pass Pipeline Company LLC
Partnership Agreement	Third Amended and Restated Agreement of Limited Partnership of ONEOK Partners, L.P., as amended
Partnership Credit Agreement	The Partnership’s $1.0 billion Amended and Restated Revolving Credit Agreement dated March 30, 2007
POP	Percent of proceeds
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
S&P	Standard & Poor’s Financial Services LLC
SEC	Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended
Viking Gas Transmission	Viking Gas Transmission Company
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended
	March 31,
(Unaudited)	2011	2010
	(Thousands of dollars, except per unit amounts)

Revenues	$2,499,610	$2,204,006
Cost of sales and fuel	2,170,056	1,942,881
Net margin	329,554	261,125
Operating expenses
Operations and maintenance	95,142	87,205
Depreciation and amortization	42,730	43,871
General taxes	13,601	9,101
Total operating expenses	151,473	140,177
Loss on sale of assets	(510)	(786)
Operating income	177,571	120,162
Equity earnings from investments (Note H)	32,092	21,116
Allowance for equity funds used during construction	466	247
Other income	2,385	1,850
Other expense	(614)	(342)
Interest expense	(57,268)	(54,153)
Income before income taxes	154,632	88,880
Income taxes	(3,575)	(4,860)
Net income	151,057	84,020
Less: Net income attributable to noncontrolling interests	147	152
Net income attributable to ONEOK Partners, L.P.	$150,910	$83,868

Limited partners' interest in net income:
Net income attributable to ONEOK Partners, L.P.	$150,910	$83,868
General partner's interest in net income	(32,642)	(27,387)
Limited partners' interest in net income	$118,268	$56,481

Limited partners' net income per unit, basic and diluted (Note G)	$1.16	$0.57

Number of units used in computation (thousands)	101,908	99,721
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
(Unaudited)	2011	2010
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$617,403	$898
Accounts receivable, net	759,246	815,141
Affiliate receivables	1,514	5,161
Gas and natural gas liquids in storage	232,219	317,159
Commodity imbalances	75,907	92,353
Other current assets	45,350	48,060
Total current assets	1,731,639	1,278,772

Property, plant and equipment
Property, plant and equipment	5,995,839	5,857,000
Accumulated depreciation and amortization	1,138,326	1,099,548
Net property, plant and equipment	4,857,513	4,757,452

Investments and other assets
Investments in unconsolidated affiliates (Note H)	1,186,588	1,188,124
Goodwill and intangible assets	659,287	661,204
Other assets	47,277	34,548
Total investments and other assets	1,893,152	1,883,876
Total assets	$8,482,304	$7,920,100

Liabilities and partners' equity
Current liabilities
Current maturities of long-term debt	$11,931	$236,931
Notes payable (Note D)	-	429,855
Accounts payable	810,487	852,330
Affiliate payables	25,921	29,765
Commodity imbalances	249,095	291,110
Accrued interest	77,716	49,606
Other current liabilities	85,827	84,545
Total current liabilities	1,260,977	1,974,142

Long-term debt, excluding current maturities (Note E)	3,873,234	2,581,572

Deferred credits and other liabilities	95,025	87,393

Commitments and contingencies (Note J)

Equity
ONEOK Partners, L.P. partners’ equity:
General partner	95,732	94,691
Common units: 65,413,677 units issued and outstanding at March 31, 2011 and December 31, 2010	1,826,864	1,825,521
Class B units: 36,494,126 units issued and outstanding at March 31, 2011 and December 31, 2010	1,346,072	1,345,322
Accumulated other comprehensive income (loss)	(20,728)	6,283
Total ONEOK Partners, L.P. partners' equity	3,247,940	3,271,817

Noncontrolling interests in consolidated subsidiaries	5,128	5,176

Total equity	3,253,068	3,276,993
Total liabilities and equity	$8,482,304	$7,920,100
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS	Three Months Ended
	March 31,
(Unaudited)	2011	2010
	(Thousands of dollars)
Operating activities
Net income	$151,057	$84,020
Depreciation and amortization	42,730	43,871
Allowance for equity funds used during construction	(466)	(247)
Loss on sale of assets	510	786
Deferred income taxes	1,940	1,239
Equity earnings from investments	(32,092)	(21,116)
Distributions received from unconsolidated affiliates	27,607	21,998
Changes in assets and liabilities:
Accounts receivable	55,895	172,824
Affiliate receivables	3,647	(1,538)
Gas and natural gas liquids in storage	84,940	(1,764)
Accounts payable	(36,141)	(168,406)
Affiliate payables	(3,844)	(4,883)
Commodity imbalances, net	(25,569)	(56,558)
Accrued interest	28,110	23,045
Other assets and liabilities	(20,818)	(37,792)
Cash provided by operating activities	277,506	55,479

Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(144,826)	(35,827)
Contributions to unconsolidated affiliates	(250)	(197)
Distributions received from unconsolidated affiliates	4,904	1,531
Proceeds from sale of assets	516	138
Cash used in investing activities	(139,656)	(34,355)

Financing activities
Cash distributions:
General and limited partners	(147,776)	(132,086)
Noncontrolling interests	(195)	(368)
Borrowing (repayment) of notes payable, net	(429,855)	(213,000)
Issuance of long-term debt, net of discounts	1,295,450	-
Long-term debt financing costs	(10,986)	-
Repayment of long-term debt	(227,983)	(2,983)
Issuance of common units, net of discounts	-	322,721
Contribution from general partner	-	6,820
Cash provided by (used in) financing activities	478,655	(18,896)
Change in cash and cash equivalents	616,505	2,228
Cash and cash equivalents at beginning of period	898	3,151
Cash and cash equivalents at end of period	$617,403	$5,379
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	ONEOK Partners, L.P. Partners' Equity

(Unaudited)	Common Units	Class B Units	General Partner	Common Units
	(Units)		(Thousands of dollars)

December 31, 2010	65,413,677	36,494,126	$94,691	$1,825,521
Net income	-	-	32,642	75,915
Other comprehensive income	-	-	-	-
Distributions paid (Note F)	-	-	(31,601)	(74,572)
March 31, 2011	65,413,677	36,494,126	$95,732	$1,826,864
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Continued)
	ONEOK Partners, L.P. Partners' Equity
(Unaudited)	Class B Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)

December 31, 2010	$1,345,322	$6,283	$5,176	$3,276,993
Net income	42,353	-	147	151,057
Other comprehensive income	-	(27,011)	-	(27,011)
Distributions paid (Note F)	(41,603)	-	(195)	(147,971)
March 31, 2011	$1,346,072	$(20,728)	$5,128	$3,253,068

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(Unaudited)	2011	2010
	(Thousands of dollars)

Net income	$151,057	$84,020
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	(25,753)	24,707
Less: Realized gains (losses) on derivatives recognized in net income	1,258	(4,648)
Total other comprehensive income (loss)	(27,011)	29,355
Comprehensive income	124,046	113,375
Less: Comprehensive income attributable to noncontrolling interests	147	152
Comprehensive income attributable to ONEOK Partners, L.P.	$123,899	$113,223
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair presentation of the results for the interim periods presented.  All such adjustments are of a normal recurring nature.  The 2010 year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.  These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements in our Annual Report.  We have reclassified certain prior-period amounts to conform to current-period classifications.

Our significant accounting policies are consistent with those disclosed in Note A of the Notes to Consolidated Financial Statements in our Annual Report.

Recently Issued Accounting Standards Update - In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which requires separate disclosure of purchases, sales, issuances and settlements in the reconciliation of our Level 3 fair value measurements.  We adopted this guidance with this Quarterly Report, and the impact was not material.  Other provisions of ASU 2010-06 were adopted in 2010.  See Note B for more discussion of our fair value measurements.

B.           FAIR VALUE MEASUREMENTS

Determining Fair Value - We define fair value as the price that would be received from the sale of an asset or the transfer of a liability in an orderly transaction between market participants at the measurement date.  We use the income approach to determine the fair value of our derivative assets and liabilities and consider the markets in which the transactions are executed.  While many of the contracts in our portfolio are executed in liquid markets where price transparency exists, some contracts are executed in markets for which market prices may exist, but the market may be relatively inactive.  This results in limited price transparency that requires management’s judgment and assumptions to estimate fair values.  For certain transactions, we utilize modeling techniques using NYMEX-settled pricing data and historical correlations of NGL product prices to crude oil prices.  We validate our valuation inputs with third-party information and settlement prices from other sources, where available.  In addition, as prescribed by the income approach, we compute the fair value of our derivative portfolio by discounting the projected future cash flows from our derivative assets and liabilities to present value using the interest-rate yields to calculate present-value discount factors derived from LIBOR, Eurodollar futures and interest-rate swaps.  Finally, we consider the credit risk of our counterparties with whom our derivative assets and liabilities are executed.  Although we use our best estimates to determine the fair value of the derivative contracts we have executed, the ultimate market prices realized could differ from our estimates, and the differences could be significant.

Recurring Fair Value Measurements - The following table sets forth our recurring fair value measurements for the periods indicated:

	March 31, 2011

	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net (b)
	(Thousands of dollars)
Derivatives - commodity
Assets	$-	$11,572	$2,589	$14,161	$(12,520)	$1,641
Liabilities	$-	$(16,823)	$(13,285)	$(30,108)	$12,520	$(17,588)

	December 31, 2010

	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net (b)
	(Thousands of dollars)
Derivatives - commodity
Assets	$-	$15,305	$2,311	$17,616	$(6,516)	$11,100
Liabilities	$-	$(5,361)	$(1,155)	$(6,516)	$6,516	$-
(a) - Our derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us.

(b) - Included in other current assets, or other current liabilities and other liabilities in our Consolidated Balance Sheets.

At March 31, 2011, and December 31, 2010, we had no cash collateral held or posted under our mater-netting arrangements.

Derivative instruments categorized as Level 1 normally would include exchange-traded contracts that are valued using unadjusted quoted prices in active markets.

Our derivative instruments categorized as Level 2 include non-exchange-traded fixed-price swaps for natural gas and condensate that are valued based on NYMEX-settled prices for natural gas and crude oil, respectively.

Our derivative instruments categorized as Level 3 include over-the-counter fixed-price swaps for NGL products, natural gas basis swaps and certain physical forward contracts for NGL products.  These instruments are valued based on information from a pricing service, the forward NYMEX curve for crude oil, correlations of specific NGL purity products to crude oil and internally developed natural gas basis curves incorporating observable and unobservable market data.  We corroborate the data on which our fair value estimates are based using our market knowledge of recent transactions and day-to-day pricing fluctuations and analysis of historical relationships of data from the pricing service compared with actual settlements and correlations.

The following table sets forth a reconciliation of our Level 3 fair value measurements for the periods indicated:

	Three Months Ended
	March 31,
Derivative Assets (Liabilities)	2011	2010
	(Thousands of dollars)
Net assets (liabilities) at beginning of period	$1,156	$(13,052)
Total realized/unrealized gains (losses):
Included in earnings (a)	172	-
Included in other comprehensive income (loss)	(12,024)	10,720
Net liabilities at end of period	$(10,696)	$(2,332)

Total gains for the period included in earnings
attributable to the change in unrealized gains (losses)
relating to assets and liabilities still held as of the end
of the period (a)	$808	$-
(a) - Included in revenues in our Consolidated Statements of Income.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable, accounts payable and notes payable is equal to book value, due to the short-term nature of these items.

The estimated fair value of the aggregate of our senior notes outstanding, including current maturities, was $4.2 billion and $3.1 billion at March 31, 2011, and December 31, 2010, respectively.  The book value of the aggregate of our senior notes outstanding, including current maturities, was $3.9 billion and $2.8 billion at March 31, 2011, and December 31, 2010, respectively.  The estimated fair value of the aggregate of our senior notes outstanding was determined using quoted market prices for our senior notes or similar issues with similar terms and maturities.

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

•
Forward contracts - Commitments to purchase or sell natural gas, crude oil or NGLs for physical delivery at some specified time in the future.  Forward contracts are different from futures in that forwards are customized and non-exchange traded; and

•
Swaps - Financial trades involving the exchange of payments based on two different pricing structures for a commodity.  In a typical commodity swap, parties exchange payments based on changes in the price of a commodity or a market index, while fixing the price they effectively pay or receive for the physical commodity.  As a result, one party assumes the risks and benefits of the movements in market prices, while the other party assumes the risks and benefits of a fixed price for the commodity.

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

In our Natural Gas Pipelines segment, we are exposed to commodity price risk because our intrastate and interstate natural gas pipelines retain natural gas from our customers for operations or as part of our fee for services provided.  When the amount of natural gas consumed in operations by these pipelines differs from the amount provided by our customers, our pipelines must buy or sell natural gas, or store or use natural gas from inventory, which can expose us to commodity price risk depending on the regulatory treatment for this activity.  We use physical forward sales or purchases to reduce the impact of price fluctuations related to natural gas.  At March 31, 2011, and December 31, 2010, there were no financial derivative instruments with respect to our natural gas pipeline operations.

In our Natural Gas Liquids segment, we are exposed to basis risk primarily as a result of the relative value of NGL purchases at one location and sales at another location.  To a lesser extent, we are exposed to commodity price risk resulting from the relative values of the various NGL products to each other, NGLs in storage and the relative value of NGLs to natural gas.  We utilize physical forward contracts to reduce the impact of price fluctuations related to NGLs.  At March 31, 2011, and December 31, 2010, there were no financial derivative instruments with respect to our NGL operations.

Interest-rate risk - We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and, at times, interest-rate swaps.  Interest-rate swaps are agreements to exchange an interest payment at some future point based on the differential between two interest rates.  At March 31, 2011, and December 31, 2010, we did not have any interest-rate swap agreements.

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

Under certain conditions, we designate our derivative instruments as a hedge of exposure to changes in fair values or cash flows.  We formally document all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions and methods for assessing and testing correlation and hedge ineffectiveness.  We specifically identify the forecasted transaction that has been designated as the hedged item with a cash flow hedge.  We assess the effectiveness of hedging relationships quarterly by performing an effectiveness analysis on our fair value and cash flow hedging relationships to determine whether the hedge relationships are highly effective on a retrospective and prospective basis.  We also document our normal purchases and normal sales transactions that we expect to result in physical delivery and that we elect to exempt from derivative accounting treatment.

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

Fair Values of Derivative Instruments - See Note B for a discussion of the inputs associated with our fair value measurements.  The following table sets forth the fair values of our derivative instruments for the periods indicated:

	March 31, 2011		December 31, 2010
	Assets (a)	(Liabilities) (b)	Assets (a)	(Liabilities) (b)
	(Thousands of dollars)

Commodity derivatives designated as hedging instruments - financial	$10,260	$(27,283)	$13,782	$(3,556)

Commodity derivatives not designated as hedging instruments
Financial	2,260	(2,825)	2,218	(2,960)
Physical	1,641	-	1,616	-
Total derivatives not designated as hedging instruments	3,901	(2,825)	3,834	(2,960)
Total derivatives	$14,161	$(30,108)	$17,616	$(6,516)
(a) - Included on a net basis in other current assets on our Consolidated Balance Sheets.
(b) - Included on a net basis in other current liabilities and other liabilities on our Consolidated Balance Sheets.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held for the periods indicated:

		March 31, 2011		December 31, 2010

	Contract Type	Purchased/ Payor	Sold/ Receiver	Purchased/ Payor	Sold/ Receiver
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Swaps	-	(6.9)	-	(8.2)
- Crude oil and NGLs (MMBbl)	Swaps	-	(3.1)	-	(1.5)
Basis
- Natural gas (Bcf)	Swaps	-	(6.9)	-	(8.2)

Derivatives not designated as hedging instruments:
Fixed price
- Natural gas (Bcf)	Swaps	2.0	(2.0)	2.6	(2.6)
- Crude oil and NGLs (MMBbl)	Forwards and Swaps	0.3	(0.3)	0.6	(0.6)
Basis
- Natural gas (Bcf)	Swaps	2.0	(2.0)	2.6	(2.6)

Cash Flow Hedges - At March 31, 2011, our Consolidated Balance Sheet reflected a net unrealized loss of $17.0 million in accumulated other comprehensive income (loss), with a corresponding offset in derivative financial instrument assets and liabilities that will be realized within the next 21 months as the forecasted transactions affect earnings.  If prices remain at the current levels, we will recognize $11.6 million in losses over the next 12 months, and we will recognize $5.4 million in losses thereafter.

The following table sets forth the effect of cash flow hedges on our Consolidated Statements of Income for the periods indicated:

	Location of Gain (Loss) Reclassified from	Three Months Ended
Derivatives in Cash Flow	Accumulated Other Comprehensive Income	March 31,
Hedging Relationships	(Loss) into Net Income (Effective Portion)	2011	2010
		(Thousands of dollars)
Commodity contracts	Revenues	$1,466	$(4,869)
Interest-rate contracts	Interest expense	(208)	221
Total gain (loss) reclassified from accumulated other comprehensive income (loss) into net income (effective portion)		$1,258	$(4,648)

Ineffectiveness related to our cash flow hedges was not material for the three months ended March 31, 2011 and 2010.  In the event that it becomes probable that a forecasted transaction will not occur, we would discontinue cash flow hedge treatment, which would affect earnings.  There were no gains or losses due to the discontinuance of cash flow hedge treatment during the three months ended March 31, 2011 and 2010.

The balance in accumulated other comprehensive income in our Consolidated Balance Sheets at March 31, 2011, and December 31, 2010, was attributable to unrealized gains and losses on derivatives.

Credit Risk - All of our commodity derivative financial contracts are with ONEOK Energy Services Company, L.P. (OES), a subsidiary of ONEOK.  OES has entered into similar commodity derivative financial contracts with third parties at our direction and on our behalf.  We have an indemnification agreement with OES that indemnifies and holds OES harmless from any liability it may incur solely as a result of its entering into commodity derivative financial contracts on our behalf.  At March 31, 2011, there were no derivative assets for which we would indemnify OES in the event of a default by the counterparty. Derivative assets for which we would indemnify OES in the event of a default by the counterparty totaled $9.5 million at December 31, 2010, and were with investment-grade counterparties that are primarily in the oil and gas and financial services sectors.

D.           CREDIT FACILITIES AND SHORT-TERM NOTES PAYABLE

Our Partnership Credit Agreement, which expires in March 2012, contains certain financial, operational and legal covenants.  Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our Partnership Credit Agreement, adjusted for all non-cash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5 to 1.  If we consummate one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the three calendar quarters following the acquisitions.  At March 31, 2011, our ratio of indebtedness to adjusted EBITDA was 4.17 to 1, and we were in compliance with all covenants under our Partnership Credit Agreement.  Upon breach of certain covenants by us in our Partnership Credit Agreement, amounts outstanding under our Partnership Credit Agreement may become due and payable immediately.

Our Partnership Credit Agreement is available to repay our commercial paper notes, if necessary.  Amounts outstanding under our commercial paper program reduce the borrowing capacity under our Partnership Credit Agreement.

A portion of the proceeds from our January 2011 debt issuance, discussed in Note E, was used to repay the outstanding balance of our commercial paper.  At March 31, 2011, we had no commercial paper outstanding and no borrowings under our Partnership Credit Agreement.  As a result of our January 2011 debt offering, available borrowings are limited by the ratio of indebtedness to adjusted EBITDA covenant under our Partnership Credit Agreement.  However, we had approximately $617.4 million of cash at March 31, 2011, and $772.0 million of available borrowings to meet our liquidity needs.

At March 31, 2011, we had no letters of credit issued outside of the Partnership Credit Agreement.  Borrowings under our Partnership Credit Agreement are nonrecourse to our general partner.

E.           LONG-TERM DEBT

Debt Issuance and Maturity - In January 2011, we completed an underwritten public offering of $1.3 billion of senior notes, consisting of $650 million of 3.25-percent senior notes due 2016 and $650 million of 6.125-percent senior notes due 2041.  The net proceeds from the offering of approximately $1.28 billion were used to repay amounts outstanding under our commercial paper program, to repay the $225 million principal amount of senior notes due March 2011 and for general partnership purposes, including capital expenditures.

These notes are governed by an indenture, dated as of September 25, 2006, between us and Wells Fargo Bank, N.A., the trustee, as supplemented. The indenture does not limit the aggregate principal amount of debt securities that may be issued and provides that debt securities may be issued from time to time in one or more additional series. The indenture contains covenants including, among other provisions, limitations on our ability to place liens on our property or assets and to sell and lease back our property.  The indenture includes an event of default upon acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of any of our outstanding senior notes to declare those notes immediately due and payable in full.

We may redeem our 3.25-percent senior notes due 2016 and our 6.125-percent senior notes due 2041 at par starting one month and six months, respectively, before their maturities.  Prior to these dates, we may redeem these notes, in whole or in part, at any time prior to their maturity at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium. The redemption price will never be less than 100 percent of the principal amount of the respective note plus accrued and unpaid interest to the redemption date.  Our senior notes are senior unsecured obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness, and structurally subordinate to any of the existing and future debt and other liabilities of any non-guarantor subsidiaries.

F.           EQUITY

ONEOK - ONEOK and its subsidiaries owned all of the Class B units, 5.9 million common units and the entire 2-percent general partner interest in us, which together constituted a 42.8-percent ownership interest in us at March 31, 2011.

Cash Distributions - Cash distributions paid to our general partner of $31.6 million and $26.0 million in the three months ended March 31, 2011 and 2010, respectively, included incentive distributions of $28.6 million and $23.4 million, respectively.

In April 2011, our general partner declared a cash distribution of $1.15 per unit ($4.60 per unit on an annualized basis) for the first quarter of 2011, an increase of 1 cent from the previous quarter, which will be paid on May 13, 2011, to unitholders of record at the close of business on April 29, 2011.

G.           LIMITED PARTNERS’ NET INCOME PER UNIT

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

For purposes of our calculation of limited partners’ net income per unit, net income attributable to ONEOK Partners, L.P. is generally allocated to the general partner as follows: (i) an amount based upon the 2-percent general partner interest in net income attributable to ONEOK Partners, L.P.; and (ii) the amount of the general partner’s incentive distribution rights based on the total cash distributions declared for the period.  The amount of incentive distribution allocated to our general partner totaled $29.6 million and $25.7 million for the three months ended March 31, 2011 and 2010, respectively.

The terms of our Partnership Agreement limit the general partner’s incentive distribution to the amount of available cash calculated for the period.  As such, incentive distribution rights are not allocated on undistributed earnings or distributions in excess of earnings.  For additional information regarding our general partner’s incentive distribution rights, see “Partnership Agreement” in Note H of the Notes to Consolidated Financial Statements in our Annual Report.

H.           UNCONSOLIDATED AFFILIATES

Northern Border Pipeline - Northern Border Pipeline anticipates requiring additional equity contributions of approximately $100 million to $120 million from its partners in 2011, of which our share will be approximately $50 million to $60 million based on our 50-percent equity interest.

Overland Pass Pipeline Company - We expect to make contributions in 2011 and 2012 totaling approximately $35 million to $40 million to Overland Pass Pipeline Company to install additional pump stations and to expand existing pump stations.

Equity Earnings from Investments - The following table sets forth our equity earnings from investments for the periods indicated:

	Three Months Ended
	March 31,
	2011	2010
	(Thousands of dollars)
Northern Border Pipeline	$20,852	$14,846
Overland Pass Pipeline Company	4,376	-
Fort Union Gas Gathering, L.L.C.	2,965	3,558
Bighorn Gas Gathering, L.L.C.	1,493	237
Lost Creek Gathering Company, L.L.C.	417	1,402
Other	1,989	1,073
Equity earnings from investments	$32,092	$21,116

Unconsolidated Affiliates Financial Information - The following table sets forth summarized combined financial information of our unconsolidated affiliates for the periods indicated:

	Three Months Ended
	March 31,
	2011	2010
	(Thousands of dollars)
Income Statement (a)
Operating revenues	$123,301	$99,231
Operating expenses	$54,236	$44,715
Net income	$63,165	$46,911

Distributions paid to us	$32,511	$23,529
(a) - Financial information for 2011 is not directly comparable with 2010 due to the deconsolidation of Overland Pass Pipeline Company in September 2010.

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

We have certain contractual rights to the Bushton Plant.  Our Processing and Services Agreement with ONEOK and OBPI sets out the terms by which OBPI provides services to us at the Bushton Plant through May 2012.  We have contracted for all of the capacity of the Bushton Plant from OBPI.  In exchange, we pay OBPI for all costs and expenses necessary for operation and maintenance of the Bushton Plant, and we reimburse ONEOK for OBPI’s obligations under equipment leases covering portions of the Bushton Plant.  Pursuant to our rights under the Processing and Services Agreement, on April 22, 2011, we directed OBPI to exercise its purchase option for the original leased equipment (or any replacement parts) pursuant to the terms of the equipment leases.  Our Processing and Services Agreement provides that we will reimburse OBPI for amounts incurred in connection with the exercised option, and upon reimbursement, we will become the owner of the purchased equipment.

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

ONEOK and its affiliates provide a variety of services to us under the Services Agreement, including cash management and financial services, employee benefits provided through ONEOK’s benefit plans, legal and administrative services, insurance and office space leased in ONEOK’s headquarters building and other field locations.  Where costs are incurred specifically on behalf of one of our affiliates, the costs are billed directly to us by ONEOK.  In other situations, the costs may be allocated to us through a variety of methods, depending upon the nature of the expense and activities.  For example, a service that applies equally to all employees is allocated based upon the number of employees; however, an expense benefiting the consolidated company but having no direct basis for allocation is allocated by the modified Distrigas method, a method using a combination of ratios that includes gross plant and investment, operating income and payroll expense.  It is not practicable to determine what these general overhead costs would be on a stand-alone basis.  All costs directly charged or allocated to us are included in our Consolidated Statements of Income.

Our derivative financial contracts with OES are discussed under “Credit Risk” in Note C.

The following table sets forth the transactions with related parties for the periods indicated:

	Three Months Ended
	March 31,
	2011	2010
	(Thousands of dollars)
Revenues	$96,793	$136,931

Expenses
Cost of sales and fuel	$10,731	$17,759
Administrative and general expenses	56,295	51,025
Total expenses	$67,026	$68,784

Cash Distributions to ONEOK - We paid cash distributions to ONEOK and its subsidiaries related to its general and limited partner interests of $79.9 million and $72.7 million for the three months ended March 31, 2011 and 2010, respectively.

J.           COMMITMENTS AND CONTINGENCIES

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

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position or results of operations, and our expenditures related to environmental matters had no material effect upon earnings or cash flows during the three months ended March 31, 2011 and 2010.

In May 2010, the EPA finalized the “Tailoring Rule” that will regulate greenhouse gas emissions at new or modified facilities that meet certain criteria.  Affected facilities will be required to review best available control technology, conduct air-quality analysis, impact analysis and public reviews with respect to such emissions.  The rule was phased in beginning January 2011 and, at current emission threshold levels, we believe it will have a minimal impact on our existing facilities.  The EPA has stated it will consider lowering the threshold levels over the next five years, which could increase the impact on our existing facilities; however, potential costs, fees or expenses associated with the potential adjustments are unknown.

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

Pipeline Safety - We are subject to Pipeline and Hazardous Materials Safety Administration regulations, including integrity- management regulations.  The Pipeline Safety Improvement Act of 2002 requires pipeline companies operating high-pressure pipelines to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated high-consequence areas.  Currently, Congress is reauthorizing existing pipeline safety legislation, and there are also a number of new bills addressing pipeline safety being considered.  Recently, the Pipeline and Hazardous Materials Safety Administration issued an “Advisory Bulletin” regarding maximum allowable operating pressures for natural gas and hazardous liquids pipelines.  This bulletin requests all operators review pipeline records and data to validate existing maximum pressure determinations.  We are monitoring activity concerning reauthorization, proposed new legislation and potential changes in the Pipeline and Hazardous Materials Safety Administration’s regulations to assess the potential impact on our operations.  At this time, our review of records relating to maximum pressure determinations is ongoing, and no revised or new legislation has been enacted resulting in any potential cost, fees or expenses associated with these issues.  We cannot provide assurance that existing pipeline safety regulations will not be revised or interpreted in a different manner or that new regulations will not be adopted that could result in increased compliance costs or additional operating restrictions.

Financial Markets Legislation - The Dodd-Frank Act represents a far-reaching overhaul of the framework for regulation of United States financial markets. Various regulatory agencies, including the SEC and the CFTC, have proposed regulations for implementation of many of the provisions of the Dodd-Frank Act and are currently seeking comments on the more recent proposals.  There may be additional proposed regulations as the remaining provisions of the Dodd-Frank Act are implemented.  Until the final regulations are established, we are unable to ascertain how we may be affected.  Based on our assessment of the proposed regulations issued to date, we expect to be able to continue to participate in financial markets for hedging certain risks inherent in our business, including commodity and interest-rate risks; however, the costs of doing so may increase as a result of the new legislation.  We may also incur additional costs associated with our compliance with the new regulations and anticipated additional record-keeping, reporting and disclosure obligations.

Legal Proceedings - We are a party to various litigation matters and claims that have arisen in the normal course of our operations.  While the results of litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our consolidated results of operations, financial position or liquidity.

K.           SEGMENTS

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

Accounting Policies - The accounting policies of the segments are described in Note A and Note N of the Notes to Consolidated Financial Statements in our Annual Report.  Intersegment and affiliate sales are recorded on the same basis as sales to unaffiliated customers.  Net margin is comprised of total revenues less cost of sales and fuel.  Cost of sales and fuel includes commodity purchases, fuel and transportation costs.

Customers - The primary customers for our Natural Gas Gathering and Processing segment are major and independent oil and gas production companies.  Our Natural Gas Liquids segment’s customers are primarily NGL and natural gas gathering and processing companies, propane distributors, ethanol producers and petrochemical, refining and NGL marketing companies.  Customers served by our Natural Gas Pipelines segment include local distribution companies, power generating companies, natural gas marketing companies and petrochemical companies.

For the three months ended March 31, 2011, our Natural Gas Liquids segment had one customer from which we received 12 percent of our consolidated revenues.  For the three months ended March 31, 2010, we had no customers from which we received 10 percent or more of our consolidated revenues.

See Note I for additional information about our sales to affiliated customers.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended March 31, 2011	Natural Gas Gathering and Processing	Natural Gas Pipelines (a)	Natural Gas Liquids (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$65,298	$58,716	$2,278,803	$-	$2,402,817
Sales to affiliated customers	71,826	24,967	-	-	96,793
Intersegment revenues	203,451	203	7,238	(210,892)	-
Total revenues	$340,575	$83,886	$2,286,041	$(210,892)	$2,499,610

Net margin	$93,689	$75,114	$160,255	$496	$329,554
Operating costs	38,027	26,958	43,925	(167)	108,743
Depreciation and amortization	16,162	11,262	15,306	-	42,730
Loss on sale of assets	(80)	(62)	(368)	-	(510)
Operating income	$39,420	$36,832	$100,656	$663	$177,571

Equity earnings from investments	$6,222	$21,038	$4,832	$-	$32,092
Investments in unconsolidated affiliates	$323,500	$387,147	$475,941	$-	$1,186,588
Total assets	$1,904,737	$1,876,235	$4,076,794	$624,538	$8,482,304
Noncontrolling interests in consolidated subsidiaries	$-	$5,113	$-	$15	$5,128
Capital expenditures	$109,523	$7,582	$27,621	$100	$144,826
(a) - Our Natural Gas Pipelines segment has regulated and non-regulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $66.1 million, net margin of $57.9 million and operating income of $25.5 million.

(b) - Our Natural Gas Liquids segment has regulated and non-regulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $89.4 million, of which $59.9 million related to sales within the segment, net margin of $58.0 million and operating income of $34.1 million.

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

RECENT DEVELOPMENTS

Growth Projects - In May 2011, we announced plans to invest approximately $910 million to $1.2 billion in our Natural Gas Liquids segment to accommodate growing NGL supplies and alleviate infrastructure constraints between the Mid-Continent and Texas Gulf Coast regions.

Sterling III Pipeline and reconfiguring Sterling I and II Pipelines - We plan to build a 570-plus-mile natural gas liquids pipeline, the Sterling III Pipeline, which will have the flexibility to transport either unfractionated NGLs or NGL purity products from the Mid-Continent to the Texas Gulf Coast.  The Sterling III Pipeline will traverse the NGL-rich Woodford Shale that is currently under development, as well as provide transportation capacity for NGL production from the growing Cana-Woodford Shale and Granite Wash, where the pipeline can gather unfractionated NGLs from the new natural gas processing plants that are being built as a result of increased drilling activity in these areas.  The Sterling III Pipeline will have an initial capacity to transport up to 193 MBbl/d of production from our natural gas liquids infrastructure at Medford, Oklahoma, to our storage and fractionation facilities in Mont Belvieu, Texas.  Additional pump stations could expand the capacity of the pipeline to 250 MBbl/d.  Following the receipt of all necessary permits and the acquisition of rights-of-way, construction is scheduled to begin in 2013, with an expected completion late the same year.

The investment also includes reconfiguring our existing Sterling I and II Pipelines, which currently distributes NGL products between the Mid-Continent and Gulf Coast NGL market centers, to transport either unfractionated NGLs or NGL products.

The project costs for the new pipeline and reconfiguring projects are estimated to be $610 million to $810 million, excluding AFUDC.

MB-2 fractionator - We plan to construct a new 75-MBbl/d fractionator, MB-2, in Mont Belvieu, Texas.  We recently submitted a permit application to the Texas Commission on Environmental Quality (TCEQ) to build this fractionator.  Following the receipt of all necessary permits, construction of the MB-2 fractionator is scheduled to begin in 2011 and is expected to be completed in mid-2013.  The cost of the MB-2 fractionator is estimated to be $300 million to $390 million, excluding AFUDC.  The fractionator can be expanded to 125 MBbl/d to accommodate additional volumes as they are added to the Arbuckle Pipeline, Sterling III Pipeline, and the Sterling I and II reconfiguration.

See discussion of our previously announced growth projects in the “Financial Results and Operating Information” section for our Natural Gas Gathering and Processing and Natural Gas Liquids segments.

Cash Distributions - In April 2011, our general partner declared a cash distribution of $1.15 per unit ($4.60 per unit on an annualized basis) for the first quarter of 2011, an increase of 1 cent from the previous quarter, which will be paid May 13, 2011, to unitholders of record at the close of business on April 29, 2011.

Debt Issuance and Maturity - In January 2011, we completed an underwritten public offering of $1.3 billion of senior notes, consisting of $650 million of 3.25-percent senior notes due 2016 and $650 million of 6.125-percent senior notes due 2041.  The net proceeds from the offering of approximately $1.28 billion were used to repay amounts outstanding under our commercial paper program, to repay the $225 million principal amount of senior notes due March 2011 and for general partnership purposes, including capital expenditures.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

The following table sets forth certain selected consolidated financial results for the periods indicated:

	Three Months Ended		Variances
	March 31,		2011 vs. 2010
Financial Results	2011	2010	Increase (Decrease)
	(Millions of dollars)
Revenues	$2,499.6	$2,204.0	$295.6	13%
Cost of sales and fuel	2,170.1	1,942.9	227.2	12%
Net margin	329.5	261.1	68.4	26%
Operating costs	108.7	96.2	12.5	13%
Depreciation and amortization	42.7	43.9	(1.2)	(3%)
Loss on sale of assets	(0.5)	(0.8)	(0.3)	(38%)
Operating income	$177.6	$120.2	$57.4	48%

Equity earnings from investments	$32.1	$21.1	$11.0	52%
Interest expense	$(57.3)	$(54.2)	$3.1	6%
Capital expenditures	$144.8	$35.8	$109.0	*
* Percentage change is greater than 100 percent.

Operating income increased approximately 48 percent for the three months ended March 31, 2011, compared with the same period last year.  The increase in operating income reflects higher net margin in our Natural Gas Liquids segment resulting from the following:
•
higher optimization margins due primarily to more favorable NGL price differentials, additional fractionation and transportation capacity available for optimization activities between the Mid-Continent and Gulf-Coast markets; and

•
higher gathered volumes, excluding the impact of the September 2010 deconsolidation of Overland Pass Pipeline Company, and contract renegotiations associated with our natural gas liquids exchange services.

Additionally, our Natural Gas Gathering and Processing segment benefited from higher realized commodity prices and changes in contract terms.

These increases were offset partially by the impact of the September 2010 deconsolidation of Overland Pass Pipeline Company, which is now accounted for under the equity method in our Natural Gas Liquids segment following the sale of a 49-percent ownership interest in Overland Pass Pipeline Company.

Operating costs increased for the three months ended March 31, 2011, compared with the same period last year, due primarily to higher employee-related costs associated with incentive and benefit plans administered by ONEOK and higher ad valorem taxes.

Equity earnings from investments increased for the three months ended March 31, 2011, compared with the same period last year, due to increased contracted capacity on Northern Border Pipeline in our Natural Gas Pipeline segment from wider natural gas price differentials between the markets it serves, driven by strong Midwest market demand; and the impact of the September 2010 deconsolidation of Overland Pass Pipeline Company.

Capital expenditures increased for the three months ended March 31, 2011, compared with the same period last year, due primarily to growth projects in our Natural Gas Gathering and Processing and Natural Gas Liquids segments.

Additional information regarding our financial results and operating information is provided in the following discussion for each of our segments.

Natural Gas Gathering and Processing

Overview - Our Natural Gas Gathering and Processing segment’s operations include gathering and processing of natural gas produced from crude oil and natural gas wells.  We gather and process natural gas in the Mid-Continent region, which includes the Anadarko Basin of Oklahoma that contains the NGL-rich Cana-Woodford formation and the Hugoton and Central Kansas Uplift Basins of Kansas.  We also gather and/or process natural gas in two producing basins in the Rocky Mountain region: the Williston Basin, which spans portions of Montana and North Dakota and includes the oil-producing, NGL-rich Bakken Shale and Three Forks formations; and the Powder River Basin of Wyoming.  The natural gas we gather in the Powder River Basin of Wyoming is coal-bed methane, or dry natural gas, that does not require processing or NGL extraction in order to be marketable.  Dry natural gas is gathered, compressed and delivered into a downstream pipeline or marketed for a fee.

In the Mid-Continent region and the Williston Basin, unprocessed natural gas is compressed and transported through pipelines to processing facilities where volumes are aggregated, treated and processed to remove water vapor, solids and other contaminants, and to extract NGLs in order to provide marketable natural gas, commonly referred to as residue gas.  The residue gas, which consists primarily of methane, is compressed and delivered to natural gas pipelines for transportation to end users.  When the NGLs are separated from the unprocessed natural gas at the processing plants, the NGLs are generally in the form of a mixed, unfractionated NGL stream.  This unfractionated NGL stream is shipped to fractionators where, through the application of heat and pressure, the unfractionated NGL stream is separated into NGL products.  Revenues for this segment are derived primarily from POP, fee and keep-whole contracts.  Under a POP contract, we retain a portion of sales proceeds from the commodity sales for our services. With a fee-based contract, we charge a fee for our services, and with a keep-whole contract, we retain the NGLs as our fee for service and return to the producer an equivalent quantity of or payment for residue gas containing the same amount of Btus as the unprocessed natural gas that was delivered to us.  Our natural gas and NGL products are sold to affiliates and also to a diverse customer base.

Growth Projects - We announced in 2010 and early 2011 approximately $950 million to $1.1 billion in growth projects  in the Williston Basin and Cana-Woodford Shale area that will enable us to meet the rapidly growing needs of crude oil and natural gas producers in those areas.

Williston Basin Processing Plants and related projects - We are constructing three new 100 MMcf/d natural gas processing facilities, the Garden Creek plant in eastern McKenzie County, North Dakota, and the Stateline I and II plants in western Williams County, North Dakota.  In addition, we will expand and upgrade our existing gathering and compression infrastructure and add new well connections associated with these plants.  The Garden Creek plant, which is expected to be in service by the end of 2011, and related infrastructure projects are expected to cost approximately $350 million to $415 million, excluding AFUDC.  The Stateline I plant, which is expected to be in service by the third quarter of 2012, and related infrastructure projects are expected to cost approximately $300 million to $355 million, excluding AFUDC.  The Stateline II plant, which is expected to be in service during the first half of 2013, and related infrastructure projects are expected to cost approximately $260 million to $305 million, excluding AFUDC.

Cana-Woodford Shale projects - In 2010, we completed projects totaling approximately $38 million in the Cana-Woodford Shale development in Oklahoma, which included the connection of our western Oklahoma natural gas gathering system to our Maysville natural gas processing facility in central Oklahoma, as well as new well connections to gather and process additional Cana-Woodford Shale volumes.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in “Liquidity and Capital Resources” on page 34.

Selected Financial Results - The following table sets forth certain selected financial results for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Variances
	March 31,		2011 vs. 2010
Financial Results	2011	2010	Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$205.2	$187.1	$18.1	10%
Residue gas sales	100.3	131.9	(31.6)	(24%)
Gathering, compression, dehydration and processing fees and other revenue	35.1	36.2	(1.1)	(3%)
Cost of sales and fuel	246.9	273.9	(27.0)	(10%)
Net margin	93.7	81.3	12.4	15%
Operating costs	38.1	34.4	3.7	11%
Depreciation and amortization	16.2	14.7	1.5	10%
Operating income	$39.4	$32.2	$7.2	22%

Equity earnings from investments	$6.2	$5.7	$0.5	9%
Capital expenditures	$109.5	$19.1	$90.4	*
* Percentage change is greater than 100 percent.

Net margin increased for the three months ended March 31, 2011, compared with the same period last year, primarily as result of the following:
•	an increase of $7.9 million due to higher net realized commodity prices;
•	an increase of $4.1 million due to changes in contract terms; and
•
an increase of $2.8 million due to higher volumes processed in the Williston Basin from increased drilling activity in the Bakken Shale, offsetting reduced drilling activity in certain parts of western Oklahoma and Kansas and weather-related outages; offset partially by

•	a decrease of $2.2 million due to lower volumes gathered as a result of continued production declines and reduced drilling activity by our customers in the Powder River Basin.

Operating costs increased for the three months ended March 31, 2011, compared with the same period last year, due primarily to higher employee-related costs associated with incentive and benefit plans administered by ONEOK.

Depreciation and amortization increased for the three months ended March 31, 2011, compared with the same period last year, due primarily to the completion of the connection of our western Oklahoma natural gas gathering system to our Maysville natural gas processing facility in central Oklahoma and the completion of well connections and certain infrastructure projects supporting our volume growth in the Williston Basin.

Capital expenditures increased for the three months ended March 31, 2011, compared with the same period last year, due primarily to our growth projects discussed above.

Selected Operating Information - The following tables set forth selected operating information for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended
	March 31,
Operating Information (a)	2011	2010
Natural gas gathered (BBtu/d)	992	1,092
Natural gas processed (BBtu/d)	641	664
NGL sales (MBbl/d)	44	43
Residue gas sales (BBtu/d)	274	275
Realized composite NGL net sales price ($/gallon) (b)	$1.09	$0.99
Realized condensate net sales price ($/Bbl) (b)	$76.25	$62.39
Realized residue gas net sales price ($/MMBtu) (b)	$6.06	$5.20
Realized gross processing spread ($/MMBtu) (b)	$8.33	$6.37
(a) - Includes volumes for consolidated entities only.
(b) - Presented net of the impact of hedging activities and includes equity volumes only.

	Three Months Ended
	March 31,
Operating Information (a)	2011	2010
Percent of proceeds
NGL sales (Bbl/d)	5,759	5,014
Residue gas sales (MMBtu/d)	41,207	38,395
Condensate sales (Bbl/d)	1,953	1,918
Percentage of total net margin	58%	53%
Fee-based
Wellhead volumes (MMBtu/d)	991,778	1,092,061
Average rate ($/MMBtu)	$0.33	$0.30
Percentage of total net margin	33%	36%
Keep-whole
NGL shrink (MMBtu/d) (b)	11,971	13,819
Plant fuel (MMBtu/d) (b)	1,347	1,714
Condensate shrink (MMBtu/d) (b)	1,336	1,579
Condensate sales (Bbl/d)	270	320
Percentage of total net margin	9%	11%
(a) - Includes volumes for consolidated entities only.
(b) - Refers to the Btus that are removed from natural gas through processing.

Commodity Price Risk - The following tables set forth our Natural Gas Gathering and Processing segment’s hedging information for the periods indicated as of May 3, 2011:

	Nine Months Ending
	December 31, 2011
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (Bbl/d) (a)	5,488	$1.18	/ gallon	66%
Condensate (Bbl/d) (a)	1,648	$2.14	/ gallon	77%
Total (Bbl/d)	7,136	$1.40	/ gallon	68%
Natural gas (MMBtu/d)	25,118	$5.60	/ MMBtu	78%
(a) - Hedged with fixed-price swaps.

	Year Ending
	December 31, 2012
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (Bbl/d) (a)	5,169	$1.61	/ gallon	47%
Condensate (Bbl/d) (a)	1,819	$2.43	/ gallon	75%
Total (Bbl/d)	6,988	$1.82	/ gallon	52%
(a) - Hedged with fixed-price swaps.

	Year Ending
	December 31, 2013
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (Bbl/d) (a)	367	$2.55	/ gallon	2%
Condensate (Bbl/d) (a)	649	$2.55	/ gallon	25%
Total (Bbl/d)	1,016	$2.55	/ gallon	5%
(a) - Hedged with fixed-price swaps.

Our Natural Gas Gathering and Processing segment’s commodity price risk is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at March 31, 2011, excluding the effects of hedging and assuming normal operating conditions.  Our condensate sales are based on the price of crude oil.  We estimate the following:
•	a $0.01 per gallon change in the composite price of NGLs would change annual net margin by approximately $1.3 million;
•	a $1.00 per barrel change in the price of crude oil would change annual net margin by approximately $1.1 million; and
•	a $0.10 per MMBtu change in the price of natural gas would change annual net margin by approximately $1.4 million.

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

•
Viking Gas Transmission, which transports natural gas from an interconnection with TransCanada Corporation’s pipeline near Emerson, Manitoba, to an interconnection with ANR Pipeline Company near Marshfield, Wisconsin;

•	Guardian Pipeline, which interconnects with several pipelines near Joliet, Illinois, and with local distribution companies in Wisconsin; and
•	OkTex Pipeline Company, which has interconnects in Oklahoma, New Mexico and Texas.

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

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Variances
	March 31,		2011 vs. 2010
Financial Results	2011	2010	Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$62.5	$65.9	$(3.4)	(5%)
Storage revenues	17.4	16.7	0.7	4%
Gas sales and other revenues	4.0	5.0	(1.0)	(20%)
Cost of sales	8.8	9.0	(0.2)	(2%)
Net margin	75.1	78.6	(3.5)	(4%)
Operating costs	27.0	22.8	4.2	18%
Depreciation and amortization	11.3	10.9	0.4	4%
Operating income	$36.8	$44.9	$(8.1)	(18%)

Equity earnings from investments	$21.0	$15.1	$5.9	39%
Capital expenditures	$7.6	$3.2	$4.4	*
* Percentage change is greater than 100 percent.

	Three Months Ended
	March 31,
Operating Information (a)	2011	2010
Natural gas transportation capacity contracted (MDth/d) (b)	5,608	5,906
Transportation capacity subscribed	87%	91%
Average natural gas price
Mid-Continent region ($/MMBtu)	$4.10	$5.03
(a) - Includes volumes for consolidated entities only.
(b) - Unit of measure converted from MMcf/d in the third quarter of 2010. Prior periods have been recast to reflect this change.

Net margin decreased for the three months ended March 31, 2011, compared with the same period last year, primarily as a result of the following:
•
a decrease of $2.8 million from lower natural gas transportation margins, primarily as a result of lower contracted transportation capacity on Midwestern Gas Transmission and lower interruptible transportation volumes due to narrower natural gas price differentials between the markets we serve; and

•	a decrease of $2.0 million from the impact of lower natural gas prices on our retained fuel positions; offset partially by
•	an increase of $1.4 million due to higher natural gas storage margins, primarily as a result of higher park-and-loan activity due to periods of higher heating and electric demand.

Operating costs increased for the three months ended March 31, 2011, due primarily to higher ad valorem taxes associated with our previously completed capital projects and higher employee-related costs associated with incentive and benefit plans administered by ONEOK.

Equity earnings from investments increased for the three months ended March 31, 2011, compared with the same periods last year, due to increased contracted capacity on Northern Border Pipeline from wider natural gas price differentials between the markets it serves due to strong Midwest market demand.

Natural Gas Liquids

Overview - Our assets consist of facilities that gather, fractionate and treat NGLs and store NGL products primarily in Oklahoma, Kansas and Texas.  We own or have an ownership interest in FERC-regulated natural gas liquids gathering and distribution pipelines in Oklahoma, Kansas, Texas, Wyoming and Colorado, and terminal and storage facilities in Missouri, Nebraska, Iowa and Illinois.  We also own FERC-regulated natural gas liquids distribution and refined petroleum products pipelines in Kansas, Missouri, Nebraska, Iowa, Illinois and Indiana that connect our Mid-Continent assets with Midwest markets, including Chicago, Illinois.  The majority of the pipeline-connected natural gas processing plants in Oklahoma, Kansas and the Texas Panhandle, which extract NGLs from unprocessed natural gas, are connected to our gathering systems.

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

Revenues for our Natural Gas Liquids segment are derived primarily from fee-based services provided to our customers and physical optimization of our assets.  Our sources of revenue are categorized as exchange services, optimization and marketing, pipeline transportation, isomerization and storage, which are defined as follows:
•
Our exchange services business primarily collects fees to gather, fractionate and treat unfractionated NGLs, thereby converting them into marketable NGL products that are stored and shipped to a market center or customer-designated location;

•
Our optimization and marketing business utilizes our assets, contract portfolio and market knowledge to capture location and seasonal price differentials.  We transport NGL products between the Mid-Continent and Gulf Coast in order to capture the price differentials between the two market centers. Our natural gas liquids storage facilities are also utilized to capture seasonal price variances;
•
Our pipeline transportation business transports raw NGLs, finished NGL products and refined petroleum products primarily under our FERC-regulated tariffs.  Tariffs specify the rates we charge our customers and the general terms and conditions for NGL transportation service on our pipelines;

•
Our isomerization business captures the price differential when normal butane is converted into the more valuable iso-butane at an isomerization unit in Conway, Kansas.  Iso-butane is used in the refining industry to increase the octane of motor gasoline; and

•	Our storage business collects fees to store NGLs at our Mid-Continent and Mont Belvieu facilities.

Growth Projects - In addition to the projects announced in May 2011, we announced in 2010 and early 2011 approximately $830 million to $1.0 billion in NGL-related growth projects, primarily in the Williston Basin, Cana-Woodford Shale and Granite Wash areas.

Bakken Pipeline and related projects - We plan to build a 525- to 615-mile natural gas liquids pipeline, the Bakken Pipeline, which will transport unfractionated NGLs from the Bakken Shale to the Overland Pass Pipeline.  The Bakken Pipeline will initially have capacity to transport up to 60 MBbl/d of unfractionated NGL production.  The unfractionated NGLs will then be delivered to our existing natural gas liquids fractionation and distribution infrastructure in the Mid-Continent.  Project costs for the new pipeline are estimated to be $450 million to $550 million, excluding AFUDC.

Supply commitments for the Bakken Pipeline will be anchored by NGL production from our natural gas processing plants.  Following receipt of all necessary permits, construction of the 12-inch diameter pipeline is expected to begin in the second quarter of 2012 and be in service during the first half of 2013.

The unfractionated NGLs from the Bakken Pipeline and other supply sources under development in the Rockies will require installing additional pump stations and expanding existing pump stations on the Overland Pass Pipeline.  These additions and expansions will increase the capacity of Overland Pass Pipeline to 255 MBbl/d.  Our anticipated share of the costs for this project is estimated to be $35 million to $40 million, excluding AFUDC.

Bushton Fractionator Expansion - To accommodate the additional volume from the Bakken Pipeline, we will invest $110 million to $140 million, excluding AFUDC, to expand and upgrade our existing fractionation capacity at Bushton, Kansas, increasing our capacity to 210 MBbl/d from 150 MBbl/d.  This project is expected to be in service during the first half of 2013.

Cana-Woodford Shale and Granite Wash projects - We plan to invest approximately $197 million to $257 million, excluding AFUDC, in our existing Mid-Continent infrastructure, primarily in the Cana-Woodford Shale and Granite Wash areas. These investments will expand our ability to transport unfractionated NGLs from these Mid-Continent supply areas to fractionation facilities in Oklahoma and Texas and distribute purity NGL products to the Mid-Continent, Gulf Coast and upper Midwest market centers.

These investments include constructing more than 230 miles of natural gas liquids pipeline that will expand our existing Mid-Continent natural gas liquids gathering system in the Cana-Woodford Shale and Granite Wash areas. The pipeline will connect to three new third-party natural gas processing facilities that are under construction and to three existing third-party natural gas processing facilities that are being expanded.  Additionally, we will install additional pump stations on our Arbuckle Pipeline to increase its capacity to 240 MBbl/d.  When completed, these projects are expected to add approximately 75 to 80 MBbl/d of unfractionated NGLs to our existing natural gas liquids gathering systems.  These projects are expected to be in service during the first half of 2012 and cost approximately $180 million to $240 million, excluding AFUDC.

We invested approximately $17 million to increase the accessibility of new supply to our Arbuckle Pipeline and Mont Belvieu fractionation facilities.

Sterling I Pipeline Expansion - We are installing seven additional pump stations for approximately $36 million, excluding AFUDC, along our existing Sterling I natural gas liquids distribution pipeline, increasing its capacity by 15 MBbl/d, which will be supplied by our Mid-Continent natural gas liquids infrastructure.  The Sterling I pipeline transports purity NGL products from our fractionator in Medford, Oklahoma, to the Mont Belvieu, Texas, market center.  The pump stations are expected to be in service in the second half of 2011.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in “Liquidity and Capital Resources” on page 34.

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Variances
	March 31,		2011 vs. 2010
Financial Results	2011	2010	Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$2,151.9	$1,770.2	$381.7	22%
Exchange service and storage revenues	116.9	105.1	11.8	11%
Transportation revenues	17.3	27.2	(9.9)	(36%)
Cost of sales and fuel	2,125.8	1,798.5	327.3	18%
Net margin	160.3	104.0	56.3	54%
Operating costs	43.9	41.0	2.9	7%
Depreciation and amortization	15.3	18.3	(3.0)	(16%)
Loss on sale of assets	(0.4)	(0.8)	(0.4)	(50%)
Operating income	$100.7	$43.9	$56.8	*

Equity earnings from investments	$4.8	$0.4	$4.4	*
Capital expenditures	$27.6	$15.8	$11.8	75%
* Percentage change is greater than 100 percent.

	Three Months Ended
	March 31,
Operating Information	2011	2010
NGL sales (MBbl/d) (a)	478	427
NGLs fractionated (MBbl/d) (a)	488	492
NGLs transported-gathering lines (MBbl/d) (a) (b)	397	441
NGLs transported-distribution lines (MBbl/d) (a)	461	467
Conway-to-Mont Belvieu OPIS average price differential
Ethane ($/gallon)	$0.15	$0.08
(a) Includes volumes for consolidated entities only.
(b) 2010 volume information includes 96 MBbl/d related to Overland Pass Pipeline Company which is accounted for under the equity method in 2011.

Net margin increased for the three months ended March 31, 2011, compared with the same period last year, primarily as a result of the following:
•
an increase of $56.4 million related to higher optimization margins due to more favorable NGL price differentials and additional fractionation and transportation capacity available for optimization activities between the Conway, Kansas, and Mont Belvieu, Texas, NGL market centers;

•
an increase of $8.9 million related to higher gathered volumes, excluding the impact of the September 2010 deconsolidation of Overland Pass Pipeline Company, and contract renegotiations associated with our exchange services; and

•	an increase of $2.9 million due to higher storage margins as a result of contract renegotiations; offset partially by
•	a decrease of $11.9 million due to the deconsolidation of Overland Pass Pipeline Company, which is now accounted for under the equity method.

Operating costs increased for the three months ended March 31, 2011, compared with the same period last year, due primarily to the following:
•	an increase of $2.9 million from higher employee-related costs associated with incentive and benefit plans administered by ONEOK; and
•	an increase of $1.9 million from higher ad valorem taxes; offset partially by
•	a decrease of $2.0 million due to the deconsolidation of Overland Pass Pipeline Company, which is now accounted for under the equity method.

Depreciation and amortization expense decreased, and equity earnings increased for the three months ended March 31, 2011, compared with the same period last year, due primarily to the deconsolidation of Overland Pass Pipeline Company, which is now accounted for under the equity method.

Capital expenditures increased for the three months ended March 31, 2011, compared with the same period last year, due primarily to our growth projects discussed above.

CONTINGENCIES

Legal Proceedings - We are a party to various litigation matters and claims that are in the normal course of our operations.  While the results of litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our consolidated results of operations, financial position or liquidity.  Additional information about legal proceedings is included under Part II, Item 1, Legal Proceedings, of this Quarterly Report and under Part I, Item 3, Legal Proceedings, in our Annual Report.

LIQUIDITY AND CAPITAL RESOURCES

General - Part of our strategy is to grow through internally generated growth projects and acquisitions that strengthen and complement our existing assets.  We have relied primarily on operating cash flow, commercial paper, bank credit facilities, debt issuances and the sale of common units for our liquidity and capital resources requirements.  We fund our operating expenses, debt service and cash distributions to our limited partners and general partner primarily with operating cash flow.  Capital expenditures are funded by operating cash flow, short- and long-term debt and issuances of equity.  We expect to continue to use these sources for liquidity and capital resource needs on both a short- and long-term basis.  We have no guarantees of debt or other similar commitments to unaffiliated parties.

In the first three months of 2011, we utilized our commercial paper program, cash from operations and cash available from the January 2011 debt issuance to fund our short-term liquidity needs.  We also used proceeds from our January 2011 debt issuance to fund our capital projects as part of our long-term financing plan.  See discussion below under “Debt Issuance and Maturity” for more information.

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

Capitalization Structure - The following table sets forth our capital structure for the periods indicated:

	March 31,	December 31,
	2011	2010
Long-term debt	54%	46%
Equity	46%	54%
Debt (including notes payable)	54%	50%
Equity	46%	50%

Short-term Liquidity - Our principal sources of short-term liquidity consist of cash generated from operating activities, our commercial paper program and our Partnership Credit Agreement.

The total amount of short-term borrowings authorized by our general partner’s Board of Directors is $2.5 billion.  At March 31, 2011, we had no commercial paper outstanding and no borrowings outstanding under our Partnership Credit Agreement. As a result of our January 2011 debt issuance, available borrowings are limited by the ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our Partnership Credit Agreement, adjusted for all non-cash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) covenant under our Partnership Credit Agreement; however, we had approximately $617.4 million of cash at March 31, 2011, and $772.0 million of available borrowings to meet our liquidity needs.  At March 31, 2011, we had no letters of credit issued outside of our Partnership Credit Agreement.

Our Partnership Credit Agreement is available to repay the commercial paper notes, if necessary.  Amounts outstanding under the commercial paper program reduce the borrowings available under our Partnership Credit Agreement.

Our Partnership Credit Agreement, which expires in March 2012, contains certain financial, operational and legal covenants as discussed in Note F of the Notes to Consolidated Financial Statements in our Annual Report.  Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA of no more than 5 to 1.  If we consummate one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the three calendar quarters following the acquisitions. Upon breach of certain covenants by us in our Partnership Credit Agreement, amounts outstanding under our Partners Credit Agreement may become due and payable immediately.  At March 31, 2011, our ratio of indebtedness to adjusted EBITDA was 4.17 to 1, and we were in compliance with all covenants under our Partnership Credit Agreement.

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

Debt Issuance and Maturity - In January 2011, we completed an underwritten public offering of $1.3 billion of senior notes, consisting of $650 million of 3.25-percent senior notes due 2016 and $650 million of 6.125-percent senior notes due 2041.  The net proceeds from the offering of approximately $1.28 billion were used to repay amounts outstanding under our commercial paper program, to repay the $225 million principal amount of senior notes due March 2011 and for general partnership purposes, including capital expenditures.

These notes are governed by an indenture, dated as of September 25, 2006, between us and Wells Fargo Bank, N.A., the trustee, as supplemented. The indenture does not limit the aggregate principal amount of debt securities that may be issued and provides that debt securities may be issued from time to time in one or more additional series.  The indenture contains covenants including, among other provisions, limitations on our ability to place liens on our property or assets and to sell and lease back our property.  The indenture includes an event of default upon acceleration of other indebtedness of $100 million or more.  Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of any of our outstanding senior notes to declare those notes immediately due and payable in full.

We may redeem our 3.25-percent senior notes due 2016 and our 6.125-percent senior notes due 2041 at par starting one month and six months, respectively, before their maturities.  Prior to these dates, we may redeem these notes, in whole or in part, at any time prior to their maturity at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium.  The redemption price will never be less than 100 percent of the principal amount of the respective note plus accrued and unpaid interest to the redemption date.  Our senior notes are senior unsecured obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness, and structurally subordinate to any of the existing and future debt and other liabilities of any non-guarantor subsidiaries.

Capital Expenditures - Our capital expenditures are financed typically through operating cash flows, short- and long-term debt and the issuance of equity.  Capital expenditures were $144.8 million and $35.8 million for the three months ended March 31, 2011 and 2010, respectively.  We classify expenditures that are expected to generate additional revenue or significant operating efficiencies as growth capital expenditures.  Maintenance capital expenditures are those required to maintain existing operations and do not generate additional revenues.

The following table summarizes our 2011 projected growth and maintenance capital expenditures, excluding AFUDC:

2011 Projected Capital Expenditures	Growth	Maintenance	Total
	(Millions of dollars)
Natural Gas Gathering and Processing	$514	$30	$544
Natural Gas Pipelines	9	31	40
Natural Gas Liquids	488	43	531
Other	-	1	1
Total projected capital expenditures	$1,011	$105	$1,116

Unconsolidated Affiliates - Northern Border Pipeline anticipates requiring additional equity contributions of approximately $100 million to $120 million from its partners in 2011, of which our share will be approximately $50 million to $60 million based on our 50-percent equity interest.

We expect to make contributions in 2011 and 2012 totaling approximately $35 million to $40 million to Overland Pass Pipeline Company to install additional pump stations and to expand existing pump stations to increase the capacity of the pipeline to accommodate increased volumes of unfractionated NGLs from the Bakken Pipeline and other supply sources under development in the Rockies.

Other - We have certain contractual rights to the Bushton Plant.  Our Processing and Services Agreement with ONEOK and OBPI sets out the terms by which OBPI provides services to us at the Bushton Plant through May 2012.  We have contracted for all of the capacity of the Bushton Plant from OBPI.  In exchange, we pay OBPI for all costs and expenses necessary for operation and maintenance of the Bushton Plant, and we reimburse ONEOK for OBPI’s obligations under equipment leases covering portions of the Bushton Plant.  Pursuant to our rights under the Processing and Services Agreement, on April 22, 2011, we directed OBPI to exercise its purchase option for the original leased equipment (or any replacement parts) pursuant to the terms of the equipment leases.  Our Processing and Services Agreement provides that we will reimburse OBPI for amounts incurred in connection with the exercised option, and upon reimbursement, we will become the owner of the purchased equipment.

Credit Ratings - Our long-term debt credit ratings as of March 31, 2011, are shown in the table below:

Rating Agency	Rating	Outlook
Moody’s	Baa2	Stable
S&P	BBB	Stable

Our commercial paper program is rated Prime-2 by Moody’s and A2 by S&P.  Our credit ratings, which are currently investment grade, may be affected by a material change in our financial ratios or a material event affecting our business.  The most common criteria for assessment of our credit ratings are the debt-to-EBITDA ratio, interest coverage, business risk profile and liquidity.  We do not anticipate a downgrade in our credit ratings; however, if our credit ratings were downgraded, our cost to borrow funds under our commercial paper program or Partnership Credit Agreement would increase, and a potential loss of access to the commercial paper market could occur.  In the event that we are unable to borrow funds under our commercial paper program and there has not been a material adverse change in our business, we would continue to have access to our Partnership Credit Agreement.  An adverse rating change alone is not a default under our Partnership Credit Agreement.

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

Cash Distributions - We distribute 100 percent of our available cash, which generally consists of all cash receipts less adjustments for cash disbursements and net change to reserves, to our general and limited partners.  Distributions are allocated to our general partner and limited partners according to their partnership percentages of 2 percent and 98 percent, respectively.  The effect of any incremental allocations for incentive distributions to our general partner is calculated after the allocation for the general partner’s partnership interest and before the allocation to the limited partners.

The following table sets forth cash distributions paid, including our general partner’s incentive distribution interests, during the periods indicated:

	Three Months Ended
	March 31,
	2011	2010
	(Millions of dollars)
Common unitholders	$74.6	$65.9
Class B unitholders	41.6	40.1
General partner	31.6	26.0
Total cash distributions paid	$147.8	$132.0

In the three months ended March 31, 2011 and 2010, cash distributions paid to our general partner included incentive distributions of $28.6 million and $23.4 million, respectively.

In April 2011, our general partner declared a cash distribution of $1.15 per unit ($4.60 per unit on an annualized basis) for the first quarter of 2011, an increase of 1 cent from the previous quarter, which will be paid on May 13, 2011, to unitholders of record at the close of business on April 29, 2011.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Three Months Ended		Variance
	March 31,		2011 vs. 2010
	2011	2010	Increase (Decrease)
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$277.5	$55.5	$222.0
Investing activities	(139.7)	(34.4)	(105.3)
Financing activities	478.7	(18.9)	497.6
Change in cash and cash equivalents	616.5	2.2	614.3
Cash and cash equivalents at beginning of period	0.9	3.2	(2.3)
Cash and cash equivalents at end of period	$617.4	$5.4	$612.0

Operating Cash Flows - Operating cash flows are affected by earnings from our business activities.  Changes in commodity prices and demand for our services or products, whether because of general economic conditions, changes in demand for the end products that are made with our products or increased competition from other service providers, could affect our earnings and operating cash flows.

Cash flows from operating activities, before changes in operating assets and liabilities, were $191.3 million for the three months ended March 31, 2011, compared with $130.6 million for the same period in 2010.  The increase was due primarily to changes in net margin and operating expenses discussed in Financial Results and Operating Information in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Quarterly Report, offset partially by an increase in undistributed earnings from our unconsolidated affiliates.

The changes in operating assets and liabilities increased operating cash flows $86.2 million for the three months ended March 31, 2011, compared with a decrease of $75.1 million for the same period in 2010, due primarily to a decrease in volumes of commodities in storage in the current period compared with an increase in volumes in storage during the same period last year in our Natural Gas Liquids segment.

Investing Cash Flows - Cash used in investing activities increased for the three months ended March 31, 2011, compared with the same period in 2010, due primarily to increased capital expenditures on our growth projects in our Natural Gas Gathering and Processing and Natural Gas Liquids segments.

Financing Cash Flows - Cash provided by financing activities increased during the three months ended March 31, 2011, compared with the same period in 2010.  The change is a result of our January 2011 debt issuance, a portion of the proceeds from which were used to repay short-term borrowings and the scheduled maturity of long-term debt.  The remainder of the proceeds are used to fund our capital projects and for general partnership purposes.  Additionally, we paid increased distributions to our general and limited partners as a result of increased available cash.

REGULATORY

Financial Markets Legislation - The Dodd-Frank Act represents a far-reaching overhaul of the framework for regulation of United States financial markets.   Various regulatory agencies, including the SEC and the CFTC, have proposed regulations for implementation of many of the provisions of the Dodd-Frank Act and are currently seeking comments on the more recent proposals.  There may be additional proposed regulations as the remaining provisions of the Dodd-Frank Act are implemented.  Until the final regulations are established, we are unable to ascertain how we may be affected.  Based on our assessment of the proposed regulations issued to date, we expect to be able to continue to participate in financial markets for hedging certain risks inherent in our business, including commodity and interest-rate risks; however, the costs of doing so may increase as a result of the new legislation.  We may also incur additional costs associated with our compliance with the new regulations and anticipated additional record-keeping, reporting and disclosure obligations.

IMPACT OF NEW ACCOUNTING STANDARDS

Information about the impact of new accounting standards is included in Note A of the Notes to Consolidated Financial Statements in this Quarterly Report.  ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” is a disclosure only standard, which did not have a material impact.  See Note B of the Notes to Consolidated Financial Statements for discussion of our fair value measurements.

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

Information about our critical accounting policies and estimates is included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Estimates and CriticalAccounting Policies,” in our Annual Report.

ENVIRONMENTAL AND SAFETY MATTERS

Additional information about our environmental matters is included in Note J of the Notes to Consolidated Financial Statements in this Quarterly Report.

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

Pipeline Safety - We are subject to Pipeline and Hazardous Materials Safety Administration regulations, including integrity- management regulations.  The Pipeline Safety Improvement Act of 2002 requires pipeline companies operating high-pressure pipelines to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated high-consequence areas.  Currently, Congress is reauthorizing existing pipeline safety legislation, and there are also a number of new bills addressing pipeline safety being considered.  Recently, the Pipeline and Hazardous Materials Safety Administration issued an “Advisory Bulletin” regarding maximum allowable operating pressure for gas and hazardous liquids pipelines.  This bulletin requests all operators review pipeline records and data to validate existing maximum pressure determinations.  We are monitoring activity concerning reauthorization, proposed new legislation and potential changes in the Pipeline and Hazardous Materials Safety Administration’s regulations, to assess the potential impact on our operations.  At this time, our review of records relating to maximum pressure determinations is on-going and no revised or new legislation has been enacted resulting in any potential cost, fees or expenses associated with these issues.  We cannot provide assurance that existing pipeline safety regulations will not be revised or interpreted in a different manner or that new regulations will not be adopted that could result in increased compliance costs or additional operating restrictions.

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

Federal, state and regional initiatives to regulate greenhouse gas emissions are under way.  We are monitoring federal and state legislation to assess the potential impact on our operations.  We estimate our direct greenhouse gas emissions annually as we collect certain greenhouse gas emission data for the previous year. Our most recent estimate indicates that our direct emissions were less than 3.5 million metric tons of carbon dioxide equivalents during 2009.  This does not include the carbon dioxide-equivalents of NGLs delivered to certain customers as required by the EPA’s Mandatory Greenhouse Gas Reporting Rule.  The EPA’s Mandatory Greenhouse Gas Reporting rule released in September 2009, requires greenhouse gas emissions reporting for affected facilities on an annual basis and requires us to track the emission equivalents for all NGLs delivered to our customers.  Our 2010 emissions report is due in September 2011 as a result of the EPA extending the original March 31, 2011 deadline.  Also, the EPA has recently released a subpart to the Mandatory Greenhouse Gas Reporting Rule that will require the reporting of vented and fugitive emissions of methane from our facilities.  The new requirements began in January 2011, with the first reporting of fugitive emissions due March 31, 2012.  We do not expect the cost to gather this emission data to have a material impact on our results of operations, financial position or cash flows.  In addition, the United States Congress has considered and may consider in the future legislation to reduce greenhouse gas emissions, including carbon dioxide and methane.  At this time, no rule or legislation has been enacted that assess any costs, fees or expense on any of these emissions.

In May 2010, the EPA finalized the “Tailoring Rule” that will regulate greenhouse gas emissions at new or modified facilities that meet certain criteria.  Affected facilities will be required to review best available control technology, conduct air-quality analysis, impact analysis and public reviews with respect to such emissions.  The rule was phased in beginning January 2011 and, at current emission threshold levels, we believe it will have a minimal impact on our existing facilities.  The EPA has stated it will consider lowering the threshold levels over the next five years, which could increase the impact on our existing facilities; however, potential costs, fees or expenses associated with the potential adjustments are unknown.

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

Finally, while the TCEQ has been delegated primary responsibility for implementing federal environmental programs under the Clean Air Act and Clean Water Act in Texas, the EPA retains program oversight.  Recently, an apparent disagreement has arisen between TCEQ and EPA over key aspects of these Texas regulatory programs (including among others, air and new source review permitting).  This disagreement led to increased EPA scrutiny of TCEQ’s environmental permitting decisions and uncertainty about how these programs will be administered in the future.

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

We participate in the EPA’s Natural Gas STAR Program to voluntarily reduce methane emissions.  In 2010, we were recognized as the EPA’s “Natural Gas STAR Gathering and Processing Partner of Year” for our efforts to positively address environmental issues through voluntary implementation of emission-reduction opportunities in our Gathering and Processing segment.  In addition, we received a Continuing Excellence Award for five years of active participation in the program including consistent reporting of emission-reduction activities by our Natural Gas Pipelines segment.  We continue to focus on maintaining low rates of lost-and-unaccounted-for methane gas through expanded implementation of best practices to limit the release of methane gas during pipeline and facility maintenance and operations.  Our most recent calculation of our annual lost-and-unaccounted-for natural gas, for all of our business operations, is less than 1 percent of total throughput.  We expect to complete our annual estimate for 2010 during the second quarter of 2011 and will post the information on our website when available.

FORWARD-LOOKING STATEMENTS

Some of the statements contained and incorporated in this Quarterly Report are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  The forward-looking statements relate to our anticipated financial performance, liquidity, management’s plans and objectives for our future operations, our business prospects, the outcome of regulatory and legal proceedings, market conditions and other matters.  We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.  The following discussion is intended to identify important factors that could cause future outcomes to differ materially from those set forth in the forward-looking statements.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the first quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following exhibits are filed as part of this Quarterly Report:

Exhibit No.            Exhibit Description

31.1	Certification of John W. Gibson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert F. Martinovich pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John W. Gibson pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Robert F. Martinovich pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definitions Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

Attached as Exhibit 101 to this Quarterly Report are the following documents formatted in XBRL: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three months ended March 31, 2011 and 2010; (iii) Consolidated Balance Sheets at March 31, 2011, and December 31, 2010; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010; (v) Consolidated Statement of Changes in Equity for the three months ended March 31, 2011; (vi) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2011 and 2010; and (vii) Notes to Consolidated Financial Statements.

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

In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.  We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ONEOK PARTNERS, L.P. By: ONEOK Partners GP, L.L.C., its General Partner
Date: May 4, 2011
By: /s/ Robert F. Martinovich Robert F. Martinovich Senior Vice President, Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as Principal Financial Officer)