Form 10-Q
period 2011-06-30
ONEOK Partners LP
filed 2011-08-03
CIK 909281

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Oustanding at July 28, 2011
Common units	130,827,354 units
Class B units	72,988,252 units

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

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2010
ASU	Accounting Standards Update
Bbl	Barrels, one barrel is equivalent to 42 United States gallons
Bbl/d	Barrels per day
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Btu(s)	British thermal units, a measure of the amount of heat required to raise the temperature of one pound of water one degree Fahrenheit
Bushton Plant	Bushton Gas Processing Plant
CFTC	Commodities Futures Trading Commission
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Act Amendments of 1972, as amended
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EBITDA	Earnings before interest, taxes, depreciation and amortization
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
Guardian Pipeline	Guardian Pipeline, L.L.C.
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK Partners, L.P.
LIBOR	London Interbank Offered Rate
MBbl	Thousand barrels
MBbl/d	Thousand barrels per day
MDth/d	Thousand dekatherms per day
Midwestern Gas Transmission	Midwestern Gas Transmission Company
MMBbl	Million barrels
MMBtu	Million British thermal units
MMBtu/d	Million British thermal units per day
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
NBP Services	NBP Services, LLC, a wholly owned subsidiary of ONEOK
NGL products	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
NGL(s)	Natural gas liquid(s)
Northern Border Pipeline	Northern Border Pipeline Company
NYMEX	New York Mercantile Exchange
OBPI	ONEOK Bushton Processing, L.L.C., formerly ONEOK Bushton Processing, Inc.
OCC	Oklahoma Corporation Commission
ONEOK	ONEOK, Inc.
ONEOK Partners GP	ONEOK Partners GP, L.L.C., a wholly owned subsidiary of ONEOK and our sole general partner
OPIS	Oil Price Information Service
Overland Pass Pipeline Company	Overland Pass Pipeline Company LLC
Partnership Agreement	Third Amended and Restated Agreement of Limited Partnership of ONEOK Partners, L.P., as amended
Partnership Credit Agreement	The Partnership’s $1.0 billion Amended and Restated Revolving Credit Agreement dated March 30, 2007
Partnership 2011 Credit Agreement	The Partnership’s five-year, $1.2 billion Revolving Credit Agreement dated August 1, 2011
POP	Percent of proceeds
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Viking Gas Transmission	Viking Gas Transmission Company
XBRL	eXtensible Business Reporting Language

This page intentionally left blank.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2011	2010	2011	2010
	(Thousands of dollars, except per unit amounts)

Revenues	$2,784,219	$2,055,121	$5,283,829	$4,259,127
Cost of sales and fuel	2,424,679	1,766,959	4,594,735	3,709,840
Net margin	359,540	288,162	689,094	549,287
Operating expenses
Operations and maintenance	99,993	85,334	195,135	172,540
Depreciation and amortization	43,714	43,987	86,444	87,857
General taxes	13,588	12,624	27,189	21,726
Total operating expenses	157,295	141,945	308,768	282,123
Loss on sale of assets	(212)	(260)	(722)	(1,045)
Operating income	202,033	145,957	379,604	266,119
Equity earnings from investments (Note H)	29,544	20,676	61,636	41,792
Allowance for equity funds used during construction	400	235	866	482
Other income	321	401	2,706	2,251
Other expense	(296)	(3,990)	(910)	(4,332)
Interest expense	(57,623)	(53,330)	(114,891)	(107,483)
Income before income taxes	174,379	109,949	329,011	198,829
Income taxes	(3,124)	(4,800)	(6,699)	(9,660)
Net income	171,255	105,149	322,312	189,169
Less: Net income attributable to noncontrolling interests	131	134	278	285
Net income attributable to ONEOK Partners, L.P.	$171,124	$105,015	$322,034	$188,884

Limited partners' interest in net income:
Net income attributable to ONEOK Partners, L.P.	$171,124	$105,015	$322,034	$188,884
General partner's interest in net income	(35,003)	(28,789)	(67,645)	(56,177)
Limited partners' interest in net income	$136,121	$76,226	$254,389	$132,707

Limited partners' net income per unit, basic and diluted (Note G)	$0.67	$0.37	$1.25	$0.66

Number of units used in computation (thousands)	203,816	203,816	203,816	201,642
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
(Unaudited)	2011	2010
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$432,236	$898
Accounts receivable, net	763,351	815,141
Affiliate receivables	5,074	5,161
Gas and natural gas liquids in storage	271,848	317,159
Commodity imbalances	132,618	92,353
Other current assets	47,792	48,060
Total current assets	1,652,919	1,278,772

Property, plant and equipment
Property, plant and equipment	6,268,939	5,857,000
Accumulated depreciation and amortization	1,175,067	1,099,548
Net property, plant and equipment	5,093,872	4,757,452

Investments and other assets
Investments in unconsolidated affiliates (Note H)	1,177,219	1,188,124
Goodwill and intangible assets	660,276	661,204
Other assets	57,850	34,548
Total investments and other assets	1,895,345	1,883,876
Total assets	$8,642,136	$7,920,100

Liabilities and partners' equity
Current liabilities
Current maturities of long-term debt	$361,931	$236,931
Notes payable (Note D)	-	429,855
Accounts payable	872,951	852,330
Affiliate payables	27,081	29,765
Commodity imbalances	313,403	291,110
Other current liabilities	154,495	134,151
Total current liabilities	1,729,861	1,974,142

Long-term debt, excluding current maturities (Note E)	3,520,388	2,581,572

Deferred credits and other liabilities	91,152	87,393

Commitments and contingencies (Note J)

Equity (Note A)
ONEOK Partners, L.P. partners’ equity:
General partner	98,115	94,691
Common units: 130,827,354 units issued and outstanding at
June 30, 2011, and December 31, 2010	1,839,013	1,825,521
Class B units: 72,988,252 units issued and outstanding at
June 30, 2011, and December 31, 2010	1,358,931	1,345,322
Accumulated other comprehensive income (loss)	(509)	6,283
Total ONEOK Partners, L.P. partners' equity	3,295,550	3,271,817

Noncontrolling interests in consolidated subsidiaries	5,185	5,176

Total equity	3,300,735	3,276,993
Total liabilities and equity	$8,642,136	$7,920,100
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS	Six Months Ended
	June 30,
(Unaudited)	2011	2010
	(Thousands of dollars)
Operating activities
Net income	$322,312	$189,169
Depreciation and amortization	86,444	87,857
Allowance for equity funds used during construction	(866)	(482)
Loss on sale of assets	722	1,045
Deferred income taxes	3,799	3,488
Equity earnings from investments	(61,636)	(41,792)
Distributions received from unconsolidated affiliates	55,302	39,034
Changes in assets and liabilities:
Accounts receivable	51,790	105,765
Affiliate receivables	87	1,648
Gas and natural gas liquids in storage	45,311	(12,419)
Accounts payable	21,220	(148,327)
Affiliate payables	(2,684)	1,275
Commodity imbalances, net	(17,972)	(74,609)
Other assets and liabilities	(2,844)	(18,905)
Cash provided by operating activities	500,985	132,747

Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(410,159)	(98,694)
Distributions received from unconsolidated affiliates	15,750	10,610
Contributions to unconsolidated affiliates	(1,655)	(1,162)
Proceeds from sale of assets	632	202
Cash used in investing activities	(395,432)	(89,044)

Financing activities
Cash distributions:
General and limited partners	(297,590)	(273,747)
Noncontrolling interests	(269)	(612)
Borrowing (repayment) of notes payable, net	(429,855)	157,000
Issuance of long-term debt, net of discounts	1,295,450	-
Long-term debt financing costs	(10,986)	-
Repayment of long-term debt	(230,965)	(255,965)
Issuance of common units, net of discounts	-	322,704
Contribution from general partner	-	6,820
Cash provided by (used in) financing activities	325,785	(43,800)
Change in cash and cash equivalents	431,338	(97)
Cash and cash equivalents at beginning of period	898	3,151
Cash and cash equivalents at end of period	$432,236	$3,054
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	ONEOK Partners, L.P. Partners' Equity

(Unaudited)	Common Units	Class B Units	General Partner	Common Units
	(Units)		(Thousands of dollars)

December 31, 2010	130,827,354	72,988,252	$94,691	$1,825,521
Net income	-	-	67,645	163,290
Other comprehensive income	-	-	-	-
Distributions paid (Note F)	-	-	(64,221)	(149,798)
Other	-	-	-	-
June 30, 2011	130,827,354	72,988,252	$98,115	$1,839,013
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Continued)

	ONEOK Partners, L.P. Partners' Equity
(Unaudited)	Class B Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)

December 31, 2010	$1,345,322	$6,283	$5,176	$3,276,993
Net income	91,099	-	278	322,312
Other comprehensive income	-	(6,792)	-	(6,792)
Distributions paid (Note F)	(83,571)	-	(269)	(297,859)
Other	6,081	-	-	6,081
June 30, 2011	$1,358,931	$(509)	$5,185	$3,300,735

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2011	2010	2011	2010
	(Thousands of dollars)

Net income	$171,255	$105,149	$322,312	$189,169
Other comprehensive income (loss)
Unrealized gains (losses) on commodity derivatives	15,095	11,542	(10,658)	36,249
Less: Realized gains (losses) on derivatives
recognized in net income	(5,124)	930	(3,866)	(3,718)
Total other comprehensive income (loss)	20,219	10,612	(6,792)	39,967
Comprehensive income	191,474	115,761	315,520	229,136
Less: Comprehensive income attributable to noncontrolling interests	131	134	278	285
Comprehensive income attributable to ONEOK Partners, L.P.	$191,343	$115,627	$315,242	$228,851
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

Unit Split - In June 2011, the board of directors of our general partner approved a two-for-one split of our common and Class B units.  The two-for-one unit split was effected on July 12, 2011, by a distribution of one unit for each unit outstanding and held by unitholders of record on June 30, 2011.  We have adjusted all unit and per-unit amounts contained herein, to be presented on a post-split basis.

Recently Issued Accounting Standards Update - In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which requires separate disclosure of purchases, sales, issuances and settlements in the reconciliation of our Level 3 fair value measurements.  We adopted this guidance with our March 31, 2011, Quarterly Report, and the impact was not material.  Other provisions of ASU 2010-06 were adopted in 2010.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS),” which provides a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS.  This new guidance changes some fair value measurement principles and disclosure requirements.  We are evaluating the impact of this guidance, which will be adopted beginning with our March 31, 2012, Quarterly Report.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income,” which provides two options for presenting items of net income, comprehensive income and total comprehensive income, by either creating one continuous statement of comprehensive income or two separate consecutive statements.   We will be required to display the realized amount for each component of other comprehensive income in both net income and other comprehensive income.  We are evaluating the impact of this guidance, which will be adopted beginning with our March 31, 2012, Quarterly Report.

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

Recurring Fair Value Measurements - The following table sets forth our recurring fair value measurements for the periods indicated:

	June 30, 2011

	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net (b)
	(Thousands of dollars)
Derivatives - commodity
Assets	$-	$17,076	$2,134	$19,210	$(14,963)	$4,247
Liabilities	$-	$(5,011)	$(11,225)	$(16,236)	$14,963	$(1,273)

	December 31, 2010

	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net (b)
	(Thousands of dollars)
Derivatives - commodity
Assets	$-	$15,305	$2,311	$17,616	$(6,516)	$11,100
Liabilities	$-	$(5,361)	$(1,155)	$(6,516)	$6,516	$-
(a) -
Our derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us.

(b) -	Included in other current assets, other assets or other current liabilities in our Consolidated Balance Sheets.

At June 30, 2011, and December 31, 2010, we had no cash collateral held or posted under our master-netting arrangements.

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

The following table sets forth a reconciliation of our Level 3 fair value measurements for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivative Assets (Liabilities)	2011	2010	2011	2010
	(Thousands of dollars)
Net assets (liabilities) at beginning of period	$(10,696)	$(2,332)	$1,156	$(13,052)
Total realized/unrealized gains (losses):
Included in earnings (a)	(1,285)	(1,059)	(1,113)	(1,059)
Included in other comprehensive income (loss)	2,890	9,635	(9,134)	20,355
Net assets (liabilities) at end of period	$(9,091)	$6,244	$(9,091)	$6,244

Total gains (losses) for the period included in earnings
attributable to the change in unrealized gains (losses)
relating to assets and liabilities still held as of the end
of the period (a)	$138	$(1,059)	$170	$(1,059)
(a) - Included in revenues in our Consolidated Statements of Income.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable, accounts payable and notes payable is equal to book value, due to the short-term nature of these items.

The estimated fair value of the aggregate of our senior notes outstanding, including current maturities, was $4.3 billion and $3.1 billion at June 30, 2011, and December 31, 2010, respectively.  The book value of the aggregate of our senior notes outstanding, including current maturities, was $3.9 billion and $2.8 billion at June 30, 2011, and December 31, 2010, respectively.  The estimated fair value of the aggregate of our senior notes outstanding was determined using quoted market prices for our senior notes or similar issues with similar terms and maturities.

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

In our Natural Gas Pipelines segment, we are exposed to commodity price risk because our intrastate and interstate natural gas pipelines retain natural gas from our customers for operations or as part of our fee for services provided.  When the amount of natural gas consumed in operations by these pipelines differs from the amount provided by our customers, our pipelines must buy or sell natural gas, or store or use natural gas from inventory, which can expose us to commodity price risk depending on the regulatory treatment for this activity.  We use physical forward sales or purchases to reduce the impact of price fluctuations related to natural gas.  At June 30, 2011, and December 31, 2010, there were no financial derivative instruments with respect to our natural gas pipeline operations.

In our Natural Gas Liquids segment, we are exposed to basis risk primarily as a result of the relative value of NGL purchases at one location and sales at another location.  To a lesser extent, we are exposed to commodity price risk resulting from the relative values of the various NGL products to each other, NGLs in storage and the relative value of NGLs to natural gas.  We utilize physical forward contracts to reduce the impact of price fluctuations related to NGLs.  At June 30, 2011, and December 31, 2010, there were no financial derivative instruments with respect to our NGL operations.

Interest-rate risk - We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and, at times, interest-rate swaps.  Interest-rate swaps are agreements to exchange an interest payment at some future point based on the differential between two interest rates.  At June 30, 2011, and December 31, 2010, we did not have any interest-rate swap agreements.

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

Cash flows from futures, forwards and swaps that are accounted for as hedges are included in the same category as the cash flows from the related hedged items in our Consolidated Statement of Cash Flows.

Fair Values of Derivative Instruments - See Note B for a discussion of the inputs associated with our fair value measurements.  The following table sets forth the fair values of our derivative instruments for the periods indicated.

	June 30, 2011		December 31, 2010
	Assets (a)	(Liabilities) (a)	Assets (b)	(Liabilities) (b)
	(Thousands of dollars)

Commodity derivatives designated as hedging instruments - financial	$17,078	$(13,891)	$13,782	$(3,556)

Commodity derivatives not designated as hedging instruments
Financial	1,962	(2,345)	2,218	(2,960)
Physical	170	-	1,616	-
Total derivatives not designated as hedging instruments	2,132	(2,345)	3,834	(2,960)
Total derivatives	$19,210	$(16,236)	$17,616	$(6,516)
(a) - Included on a net basis in other current assets, other assets and other current liabilities on our Consolidated Balance Sheets.
(b) - Included on a net basis in other current assets on our Consolidated Balance Sheets.

Notional Quantities for Derivative Instruments – The following table sets forth the notional quantities for derivative instruments held for the periods indicated:

		June 30, 2011		December 31, 2010

	Contract Type	Purchased/ Payor	Sold/ Receiver	Purchased/ Payor	Sold/ Receiver
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Swaps	-	(13.9)	-	(8.2)
- Crude oil and NGLs (MMBbl)	Swaps	-	(4.2)	-	(1.5)
Basis
- Natural gas (Bcf)	Swaps	-	(13.9)	-	(8.2)

Derivatives not designated as hedging instruments:
Fixed price
- Natural gas (Bcf)	Swaps	1.3	(1.3)	2.6	(2.6)
- Crude oil and NGLs (MMBbl)	Forwards and Swaps	0.1	(0.1)	0.6	(0.6)
Basis
- Natural gas (Bcf)	Swaps	1.3	(1.3)	2.6	(2.6)

Cash Flow Hedges - At June 30, 2011, our Consolidated Balance Sheet reflected a net unrealized gain of $3.1 million in accumulated other comprehensive income (loss), with a corresponding offset in derivative financial instrument assets and liabilities that will be realized within the next 30 months as the forecasted transactions affect earnings.  If prices remain at the current levels, we will recognize $0.9 million in losses over the next 12 months, and we will recognize $4.0 million in gains thereafter.

The following table sets forth the effect of cash flow hedges on our Consolidated Statements of Income for the periods indicated:

	Location of Gain (Loss) Reclassified from	Three Months Ended		Six Months Ended
Derivatives in Cash Flow	Accumulated Other Comprehensive Income	June 30,		June 30,
Hedging Relationships	(Loss) into Net Income (Effective Portion)	2011	2010	2011	2010
		(Thousands of dollars)
Commodity contracts	Revenues	$(5,034)	$709	$(3,568)	$(4,160)
Interest-rate contracts	Interest expense	(90)	221	(298)	442
Total gain (loss) reclassified from accumulated other comprehensive income (loss) into net income (effective portion)		$(5,124)	$930	$(3,866)	$(3,718)

Ineffectiveness related to our cash flow hedges was not material for the three and six months ended June 30, 2011 and 2010.  In the event that it becomes probable that a forecasted transaction will not occur, we would discontinue cash flow hedge treatment, which would affect earnings.  There were no gains or losses due to the discontinuance of cash flow hedge treatment during the three and six months ended June 30, 2011 and 2010.

The balance in accumulated other comprehensive income in our Consolidated Balance Sheets at June 30, 2011, and December 31, 2010, was attributable to unrealized gains and losses on derivatives.

In July 2011, we entered into forward-starting interest-rate swaps with a total notional amount of $500 million.  The purpose of the swaps is to hedge the variability of interest payments on a portion of a forecasted debt issuance that may result from changes in the benchmark interest rate before the debt is issued.  Unrealized gains (losses) will be recorded in accumulated other comprehensive loss to reflect the change in the fair value of the forward-starting interest-rate swaps.  Any ineffectiveness will be recognized in earnings.

Credit Risk - All of our commodity derivative financial contracts are with ONEOK Energy Services Company, L.P. (OES), a subsidiary of ONEOK.  OES has entered into similar commodity derivative financial contracts with third parties at our direction and on our behalf.  We have an indemnification agreement with OES that indemnifies and holds OES harmless from any liability it may incur solely as a result of its entering into commodity derivative financial contracts on our behalf.  Derivative assets for which we would indemnify OES in the event of a default by the counterparty totaled $2.8 million and $9.5 million at June 30, 2011, and December 31, 2010, respectively, and were with investment-grade counterparties that are primarily in the oil and gas and financial services sectors.

D.           CREDIT FACILITIES AND SHORT-TERM NOTES PAYABLE

Partnership 2011 Credit Agreement - On August 1, 2011, we entered into the five-year, $1.2 billion Partnership 2011 Credit Agreement, which replaced the $1.0 billion Partnership Credit Agreement that was due to expire March 2012.  Our Partnership 2011 Credit Agreement, which is scheduled to expire in August 2016, contains certain financial, operational and legal covenants.  Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our Partnership 2011 Credit Agreement, adjusted for all non-cash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1.  If we consummate one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the three calendar quarters following the acquisitions.  Upon breach of certain covenants by us in our Partnership 2011 Credit Agreement, amounts outstanding under our Partnership 2011 Credit Agreement, if any, may become due and payable immediately.

Our Partnership 2011 Credit Agreement includes a $100-million sublimit for the issuance of standby letters of credit and also features an option to request an increase in the size of the facility to an aggregate of $1.7 billion by either commitments from new lenders or increased commitments from existing lenders.

Our Partnership 2011 Credit Agreement is available to repay our commercial paper notes, if necessary.  Amounts outstanding under our commercial paper program reduce the borrowing capacity under our Partnership 2011 Credit Agreement.  The Partnership 2011 Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in our credit rating.  Borrowings, if any, will accrue at LIBOR plus 130 basis points, and the annual facility fee is 20 basis points based on our current credit rating.  Our Partnership 2011 Credit Agreement is fully and unconditionally guaranteed by the Intermediate Partnership.  Borrowings under our Partnership 2011 Credit Agreement are nonrecourse to our general partner.

At June 30, 2011, our ratio of indebtedness to adjusted EBITDA was 3.85 to 1, and we were in compliance with all covenants under our Partnership Credit Agreement.

A portion of the proceeds from our January 2011 debt issuance, discussed in Note E, was used to repay the outstanding balance of our commercial paper.  At June 30, 2011, we had no commercial paper outstanding, no letters of credit issued and no borrowings under our Partnership Credit Agreement.  At June 30, 2011, we had approximately $432.2 million of cash and $1.0 billion of credit available under our Partnership Credit Agreement to meet our liquidity needs.

E.           LONG-TERM DEBT

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

We intend to repay our $350 million of 5.9-percent senior notes that mature in April 2012 with a combination of cash on hand and short-term borrowings.

F.           EQUITY

Partnership Agreement - Under our Partnership Agreement, available cash generally will be distributed to our general partner and limited partners according to their partnership percentages of 2 percent and 98 percent, respectively.  Our general partner’s percentage interest in quarterly distributions is increased after certain specified target levels are met during the quarter.  On July 12, 2011, the Partnership Agreement was amended to adjust the formula for distributing available cash among our general partner and limited partners to reflect the two-for-one unit split.  Under the incentive distribution provisions, as set forth in our Partnership Agreement, our general partner receives:

•	15 percent of amounts distributed in excess of $0.3025 per unit;
•	25 percent of amounts distributed in excess of $0.3575 per unit; and
•	50 percent of amounts distributed in excess of $0.4675 per unit.

ONEOK - ONEOK and its subsidiaries owned all of the Class B units, 11.8 million common units and the entire 2-percent general partner interest in us, which together constituted a 42.8-percent ownership interest in us at June 30, 2011.

Cash Distributions - Cash distributions paid to our general partner of $64.2 million and $54.6 million in the six months ended June 30, 2011 and 2010, respectively, included incentive distributions of $58.3 million and $49.1 million, respectively.

In July 2011, our general partner declared a cash distribution of $0.585 per unit ($2.34 per unit on an annualized basis) for the second quarter of 2011, an increase of 1 cent from the previous quarter, which will be paid on August 12, 2011, to unitholders of record at the close of business on August 1, 2011.

G.           LIMITED PARTNERS’ NET INCOME PER UNIT

Limited partners’ net income per unit is computed by dividing net income attributable to ONEOK Partners, L.P., after deducting the general partner’s allocation as discussed below, by the weighted-average number of outstanding limited partner units, which includes our common and Class B limited partner units.  Because ONEOK has conditionally waived its right to increased quarterly distributions, until it gives 90 days notice of the withdrawal of the waiver, currently each Class B unit and common unit share equally in the earnings of the partnership, and neither has any liquidation or other preferences.  As a result of our two-for-one unit split, we have adjusted the computation of limited partners’ net income per unit in our Consolidated Statements of Income to present the amounts on a post-split basis for all periods presented.

ONEOK Partners GP owns the entire 2-percent general partnership interest in us, which entitles it to incentive distribution rights that provide for an increasing proportion of cash distributions from the partnership as the distributions made to limited partners increase above specified levels.  For purposes of our calculation of limited partners’ net income per unit, net income attributable to ONEOK Partners, L.P. is allocated to the general partner as follows: (i) an amount based upon the 2-percent general partner interest in net income attributable to ONEOK Partners, L.P.; and (ii) the amount of the general partner’s incentive distribution rights based on the total cash distributions declared for the period.  The amount of incentive distribution allocated to our general partner totaled $31.6 million and $26.7 million for the three months ended June 30, 2011 and 2010, respectively, and $61.2 million and $52.4 million for the six months ended June 30, 2011 and 2010, respectively.

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

H.           UNCONSOLIDATED AFFILIATES

Northern Border Pipeline - In July 2011, the partners of Northern Border Pipeline made equity contributions of approximately $99.6 million, with our share totaling approximately $49.8 million.  We do not anticipate additional significant equity contributions in 2011.

Overland Pass Pipeline Company - The partners of Overland Pass Pipeline Company expect to make contributions in 2011 and 2012 totaling approximately $70 million to $80 million, with our share expected to be approximately $35 million to $40 million, to install additional pump stations and to expand existing pump stations.

Equity Earnings from Investments - The following table sets forth our equity earnings from investments for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Thousands of dollars)
Northern Border Pipeline	$16,395	$12,372	$37,247	$27,218
Overland Pass Pipeline Company (a)	5,360	-	9,736	-
Fort Union Gas Gathering, L.L.C.	3,711	3,581	6,676	7,139
Bighorn Gas Gathering, L.L.C.	1,845	1,811	3,338	2,048
Other	2,233	2,912	4,639	5,387
Equity earnings from investments	$29,544	$20,676	$61,636	$41,792
(a) - Beginning in September 2010, following the sale of a 49-percent interest, Overland Pass Pipeline Company was deconsolidated and prospectively accounted for under the equity method.

Unconsolidated Affiliates Financial Information - The following table sets forth summarized combined financial information of our unconsolidated affiliates for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Thousands of dollars)
Income Statement (a)
Operating revenues	$121,002	$98,077	$244,303	$197,308
Operating expenses	$51,988	$44,896	$106,224	$89,611
Net income	$59,244	$45,955	$122,409	$92,866

Distributions paid to us (a)	$38,541	$26,115	$71,052	$49,644
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

Previously, we had a Processing and Services Agreement with ONEOK and OBPI, under which we contracted for all of OBPI’s rights, including all of the capacity of the Bushton Plant, reimbursing OBPI for all costs associated with the operation and maintenance of the Bushton Plant and its obligations under equipment leases covering portions of the Bushton Plant.  In April 2011, pursuant to our rights under the Processing and Services Agreement, we directed OBPI to give notice of intent to exercise the purchase option for the leased equipment pursuant to the terms of the equipment leases.  On June 30, 2011, we acquired OBPI and OBPI closed the purchase option and terminated the equipment lease agreements.  The total amount paid by us to complete the transactions was approximately $94.2 million, which included the reimbursement to ONEOK of obligations related to the Processing and Services Agreement.

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

Our derivative financial contracts with OES are discussed under “Credit Risk” in Note C.

The following table sets forth the transactions with related parties for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Thousands of dollars)
Revenues	$98,699	$108,089	$195,492	$245,020

Expenses
Cost of sales and fuel	$12,440	$11,215	$23,171	$28,974
Administrative and general expenses	57,214	51,974	113,509	102,999
Total expenses	$69,654	$63,189	$136,680	$131,973

Cash Distributions to ONEOK - We paid cash distributions to ONEOK and its subsidiaries related to its general and limited partner interests of $81.4 million and $75.6 million during the three months ended June 30, 2011 and 2010, respectively, and $161.3 million and $148.3 million during the six months ended June 30, 2011 and 2010, respectively.

J.           COMMITMENTS AND CONTINGENCIES

Environmental Matters - We are subject to multiple historical and wildlife preservation laws and environmental regulations affecting many aspects of our present and future operations.  Regulated activities include those involving air emissions, stormwater and wastewater discharges, handling and disposal of solid and hazardous wastes, hazardous materials transportation, and pipeline and facility construction.  These laws and regulations require us to obtain and comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals.  Failure to comply with these laws, regulations, permits and licenses may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations.  If a leak or spill of hazardous substances or petroleum products occurs from pipelines or facilities that we own, operate or otherwise use, we could be held jointly and severally liable for all resulting liabilities, including response, investigation and cleanup costs, which could affect materially our results of operations and cash flows.  In addition, emission controls required under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures at our facilities.  We cannot assure that existing environmental regulations will not be revised or that new regulations will not be adopted or become applicable to us.  Revised or additional regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effect upon earnings or cash flows during the three and six months ended June 30, 2011 and 2010.

In May 2010, the EPA finalized the “Tailoring Rule” that will regulate greenhouse gas emissions at new or modified facilities that meet certain criteria.  Affected facilities will be required to review best available control technology, conduct air-quality analysis, impact analysis and public reviews with respect to such emissions.  The rule was phased in beginning January 2011, and at current emission threshold levels, we believe it will have a minimal impact on our existing facilities.  The EPA has stated it will consider lowering the threshold levels over the next five years, which could increase the impact on our existing facilities; however, potential costs, fees or expenses associated with the potential adjustments are unknown.

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

Pipeline Safety - We are subject to Pipeline and Hazardous Materials Safety Administration regulations, including integrity- management regulations.  The Pipeline Safety Improvement Act of 2002 requires pipeline companies operating high-pressure pipelines to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated high-consequence areas.  In January 2011, the Pipeline and Hazardous Materials Safety Administration issued an “Advisory Bulletin” regarding maximum allowable operating pressures for natural gas and hazardous liquids pipelines.  This bulletin requests that all operators review pipeline records and data to validate existing maximum pressure determinations.  Currently, Congress is considering reauthorization of existing pipeline safety legislation.  The Senate Commerce Committee unanimously has passed the Pipeline Transportation Safety Improvement Act of 2011, and this matter is awaiting action by the Senate.  The House Energy and Commerce Committee’s Subcommittee on Energy and Power also is considering a similar bill.

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

Financial Markets Legislation - The Dodd-Frank Act represents a far-reaching overhaul of the framework for regulation of United States financial markets.  Various regulatory agencies, including the SEC and the CFTC, have proposed regulations for implementation of many of the provisions of the Dodd-Frank Act and are currently seeking comments on the more recent proposals.  There may be additional proposed regulations as the remaining provisions of the Dodd-Frank Act are implemented.  Because the CFTC did not complete its rulemaking process by the Act’s deadline of July 16, 2011, it has deferred the effective date of the provisions of the Dodd-Frank Act that require a rulemaking until not less than 60 days after publication of final rules.  Until the final regulations are established, we are unable to ascertain how we may be affected.  Based on our assessment of the proposed regulations issued to date, we expect to be able to continue to participate in financial markets for hedging certain risks inherent in our business, including commodity and interest-rate risks; however, the costs of doing so may increase as a result of the new legislation.  We also may incur additional costs associated with our compliance with the new regulations and anticipated additional record-keeping, reporting and disclosure obligations.

Legal Proceedings - We are a party to various litigation matters and claims that have arisen in the normal course of our operations.  While the results of litigation and claims cannot be predicted with certainty, we believe the reasonably possible losses of such matters, individually and in the aggregate, are not material.  Additionally, we believe the final outcome of such matters will not have a material adverse effect on our consolidated results of operations, financial position or liquidity.

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

Customers - The primary customers for our Natural Gas Gathering and Processing segment are major and independent oil and gas production companies.  Our Natural Gas Liquids segment’s customers are primarily NGL and natural gas gathering and processing companies, propane distributors, ethanol producers and petrochemical, refining and NGL marketing companies.  Customers served by our Natural Gas Pipelines segment include natural gas distribution companies, electric-generation companies, natural gas marketing companies and petrochemical companies.

For the three and six months ended June 30, 2011, our Natural Gas Liquids segment had one customer from which we received 13 percent of our consolidated revenues.  For the three and six months ended June 30, 2010, we had no customers from which we received 10 percent or more of our consolidated revenues.

See Note I for additional information about our sales to affiliated customers.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended June 30, 2011	Natural Gas Gathering and Processing	Natural Gas Pipelines (a)	Natural Gas Liquids (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$92,018	$52,143	$2,541,359	$-	$2,685,520
Sales to affiliated customers	73,803	24,896	-	-	98,699
Intersegment revenues	220,902	263	10,013	(231,178)	-
Total revenues	$386,723	$77,302	$2,551,372	$(231,178)	$2,784,219

Net margin	$100,368	$68,994	$190,944	$(766)	$359,540
Operating costs	36,513	27,790	49,543	(265)	113,581
Depreciation and amortization	16,699	11,285	15,730	-	43,714
Gain (loss) on sale of assets	(126)	(147)	61	-	(212)
Operating income	$47,030	$29,772	$125,732	$(501)	$202,033

Equity earnings from investments	$7,718	$16,612	$5,214	$-	$29,544
Capital expenditures	$129,635	$6,967	$128,600	$131	$265,333
(a) - Our Natural Gas Pipelines segment has regulated and non-regulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $59.8 million, net margin of $52.9 million and operating income of $20.0 million.

(b) - Our Natural Gas Liquids segment has regulated and non-regulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $93.2 million, of which $63.8 million related to sales within the segment, net margin of $60.3 million and operating income of $33.5 million.

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

Six Months Ended June 30, 2011	Natural Gas Gathering and Processing	Natural Gas Pipelines (a)	Natural Gas Liquids (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$157,316	$110,859	$4,820,162	$-	$5,088,337
Sales to affiliated customers	145,629	49,863	-	-	195,492
Intersegment revenues	424,353	466	17,251	(442,070)	-
Total revenues	$727,298	$161,188	$4,837,413	$(442,070)	$5,283,829

Net margin	$194,057	$144,108	$351,199	$(270)	$689,094
Operating costs	74,540	54,748	93,468	(432)	222,324
Depreciation and amortization	32,861	22,546	31,037	-	86,444
Gain (loss) on sale of assets	(206)	(209)	(307)	-	(722)
Operating income	$86,450	$66,605	$226,387	$162	$379,604

Equity earnings from investments	$13,940	$37,650	$10,046	$-	$61,636
Investments in unconsolidated affiliates	$322,713	$376,812	$477,694	$-	$1,177,219
Total assets	$2,037,845	$1,851,630	$4,314,860	$437,801	$8,642,136
Noncontrolling interests in consolidated subsidiaries	$-	$5,170	$-	$15	$5,185
Capital expenditures	$239,158	$14,549	$156,221	$231	$410,159
(a) - Our Natural Gas Pipelines segment has regulated and non-regulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $125.9 million, net margin of $110.8 million and operating income of $45.5 million.

(b) - Our Natural Gas Liquids segment has regulated and non-regulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $182.6 million, of which $123.7 million related to sales within the segment, net margin of $118.3 million and operating income of $67.6 million.

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

RECENT DEVELOPMENTS

Unit Split - In June 2011, the board of directors of our general partner approved a two-for-one split of our common and Class B units. The two-for-one unit split was effected on July 12, 2011, by a distribution of one unit for each unit outstanding and held by unitholders of record on June 30, 2011.  In July 2011, the Partnership Agreement was amended to adjust the formula for distributing available cash among our general partner and limited partners to reflect the unit split.  As a result of this unit split, we have adjusted all unit and per-unit amounts contained herein to be presented on a post-split basis.

Growth Projects - Drilling rig counts are higher and related development activities continue to progress in many areas of our operations compared with 2010.  Increasing natural gas and NGL production resulting from this activity has required additional capital investments to increase the capacity of our infrastructure to bring these commodities to market.  In response to this increased production, we have announced $2.7 billion to $3.3 billion in new capital projects to meet the needs of oil and natural gas producers in the Bakken Shale, the Cana-Woodford Shale and the Granite Wash areas and for additional NGL infrastructure in the Mid-Continent and Gulf Coast areas, which, when completed, are anticipated to provide additional earnings and cash flows.

See discussion of these growth projects in the “Financial Results and Operating Information” section for our Natural Gas Gathering and Processing and Natural Gas Liquids segments.

Cash Distributions - In July 2011, our general partner declared a cash distribution of $0.585 per unit ($2.34 per unit on an annualized basis) for the second quarter of 2011, an increase of 1 cent from the previous quarter, which will be paid August 12, 2011, to unitholders of record at the close of business on August 1, 2011.

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

Partnership 2011 Credit Agreement - On August 1, 2011, we entered in the Partnership 2011 Credit Agreement, which replaced the Partnership Credit Agreement.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

The following table sets forth certain selected consolidated financial results for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2011 vs. 2010		2011 vs. 2010
Financial Results	2011	2010	2011	2010	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Revenues	$2,784.2	$2,055.1	$5,283.8	$4,259.1	$729.1	35%	$1,024.7	24%
Cost of sales and fuel	2,424.7	1,766.9	4,594.7	3,709.8	657.8	37%	884.9	24%
Net margin	359.5	288.2	689.1	549.3	71.3	25%	139.8	25%
Operating costs	113.6	97.9	222.3	194.3	15.7	16%	28.0	14%
Depreciation and amortization	43.7	44.0	86.4	87.9	(0.3)	(1%)	(1.5)	(2%)
Loss on sale of assets	(0.2)	(0.3)	(0.8)	(1.0)	(0.1)	(33%)	(0.2)	(20%)
Operating income	$202.0	$146.0	$379.6	$266.1	$56.0	38%	$113.5	43%

Equity earnings from investments	$29.5	$20.7	$61.6	$41.8	$8.8	43%	$19.8	47%
Interest expense	$(57.6)	$(53.3)	$(114.9)	$(107.5)	$4.3	8%	$7.4	7%
Capital expenditures	$265.3	$62.9	$410.2	$98.7	$202.4	*	$311.5	*
* Percentage change is greater than 100 percent.

Operating income increased approximately 38 percent and 43 percent for the three and six months ended June 30, 2011, respectively, compared with the same periods last year.  The increase in operating income reflects higher net margin in our Natural Gas Liquids and Natural Gas Gathering and Processing segments.

Our Natural Gas Liquids segment realized higher optimization margins due primarily to more favorable NGL price differentials, as well as additional NGL fractionation and transportation capacity between the Mid-Continent and Gulf-Coast markets.  In addition, our Natural Gas Liquids segment realized higher exchange services margins due primarily to higher NGL gathered and fractionated volumes and contract renegotiations with our customers.

Our Natural Gas Gathering and Processing segment benefited from higher realized commodity prices and favorable changes in contract terms, offset partially by lower volumes in the Powder River Basin and in certain parts of western Oklahoma and Kansas.

These increases were offset partially by the impact of the September 2010 deconsolidation of Overland Pass Pipeline Company, which is now accounted for under the equity method in our Natural Gas Liquids segment following the sale of a 49-percent ownership interest in Overland Pass Pipeline Company.

Operating costs increased for the three and six months ended June 30, 2011, compared with the same periods last year, due primarily to higher employee-related costs associated with incentive and benefit plans and higher ad valorem taxes.

Equity earnings from investments increased for the three and six months ended June 30, 2011, compared with the same periods last year, due to increased contracted capacity on Northern Border Pipeline in our Natural Gas Pipeline segment and the impact of the September 2010 deconsolidation of Overland Pass Pipeline Company.

Capital expenditures increased for the three and six months ended June 30, 2011, compared with the same periods last year, due primarily to growth projects in our Natural Gas Gathering and Processing and Natural Gas Liquids segments.

Additional information regarding our financial results and operating information is provided in the following discussion for each of our segments.

Natural Gas Gathering and Processing

Overview - Our Natural Gas Gathering and Processing segment’s operations include gathering and processing of natural gas produced from crude oil and natural gas wells.  We gather and process natural gas in the Mid-Continent region, which includes the Anadarko Basin of Oklahoma that contains the NGL-rich Cana-Woodford Shale and the Hugoton and Central Kansas Uplift Basins of Kansas.  We also gather and/or process natural gas in two producing basins in the Rocky Mountain region:  the Williston Basin, which spans portions of Montana and North Dakota and includes the oil-producing, NGL-rich Bakken Shale and Three Forks formations; and the Powder River Basin of Wyoming.  The natural gas we gather in the Powder River Basin of Wyoming is coal-bed methane, or dry, natural gas, that does not require processing or NGL extraction in order to be marketable.  Dry natural gas is gathered, compressed and delivered into a downstream pipeline or marketed for a fee.

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

Growth Projects - Our Natural Gas Gathering and Processing segment announced in 2010 and early 2011 approximately $950 million to $1.1 billion in growth projects  in the Williston Basin and Cana-Woodford Shale area that will enable us to meet the rapidly growing needs of crude oil and natural gas producers in those areas.

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

Cana-Woodford Shale projects - In 2010, we completed projects totaling approximately $38 million in the Cana-Woodford Shale development in Oklahoma, which included the connection of our western Oklahoma natural gas gathering system to our Maysville natural gas processing facility in central Oklahoma, as well as new well connections to gather and process additional Cana-Woodford Shale natural gas volumes.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in “Liquidity and Capital Resources” on page 35.

Selected Financial Results - The following table sets forth certain selected financial results for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2011 vs. 2010		2011 vs. 2010
Financial Results	2011	2010	2011	2010	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$234.0	$173.2	$439.2	$360.3	$60.8	35%	$78.9	22%
Residue gas sales	115.4	105.4	215.7	237.3	10.0	9%	(21.6)	(9%)
Gathering, compression, dehydration and processing fees and other revenue	37.3	36.5	72.4	72.7	0.8	2%	(0.3)	(1%)
Cost of sales and fuel	286.3	226.4	533.2	500.2	59.9	26%	33.0	7%
Net margin	100.4	88.7	194.1	170.1	11.7	13%	24.0	14%
Operating costs	36.5	29.8	74.5	64.3	6.7	22%	10.2	16%
Depreciation and amortization	16.7	15.0	32.9	29.7	1.7	11%	3.2	11%
Loss on sale of assets	(0.2)	(0.2)	(0.2)	(0.3)	-	0%	(0.1)	(33%)
Operating income	$47.0	$43.7	$86.5	$75.8	$3.3	8%	$10.7	14%

Equity earnings from investments	$7.7	$7.6	$13.9	$13.2	$0.1	1%	$0.7	5%
Capital expenditures	$129.6	$29.8	$239.2	$48.9	$99.8	*	$190.3	*
* Percentage change is greater than 100 percent.

Net margin increased for the three months ended June 30, 2011, compared with the same period last year, primarily as result of the following:

•	an increase of $7.1 million due to higher net realized commodity prices; and
•	an increase of $4.7 million due to favorable changes in contract terms; offset partially by
•	a decrease of $2.0 million due to lower natural gas volumes gathered as a result of continued production declines and reduced drilling activity by producers in the Powder River Basin.

Net margin increased for the six months ended June 30, 2011, compared with the same period last year, primarily as a result of the following:

•	an increase of $15.1 million due to higher net realized commodity prices;
•	an increase of $8.8 million due to favorable changes in contract terms; and

•
an increase of $3.1 million due to higher natural gas volumes processed in the Williston Basin resulting from increased drilling activity, offsetting reduced drilling activity in certain parts of western Oklahoma and Kansas and weather-related outages in the first quarter; offset partially by

•	a decrease of $4.1 million due to lower natural gas volumes gathered as a result of continued production declines and reduced drilling activity by producers in the Powder River Basin.

Operating costs increased for the three and six months ended June 30, 2011, compared with the same periods last year, due primarily to:

•	$3.6 million and $6.2 million, respectively, of higher employee-related costs associated with incentive and benefit plans; and
•	$1.8 million and $1.9 million, respectively, of higher ad valorem tax due to completed capital projects.

Depreciation and amortization increased for the three and six months ended June 30, 2011, compared with the same periods last year, due primarily to the completion of the connection of our western Oklahoma natural gas gathering system to our Maysville natural gas processing facility in central Oklahoma and the completion of well connections and infrastructure projects supporting our volume growth in the Williston Basin.

Capital expenditures increased for the three and six months ended June 30, 2011, compared with the same periods last year, due primarily to our growth projects discussed above.

Selected Operating Information - The following tables set forth selected operating information for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information (a)	2011	2010	2011	2010
Natural gas gathered (BBtu/d)	1,026	1,088	1,009	1,090
Natural gas processed (BBtu/d)	682	690	661	677
NGL sales (MBbl/d)	47	45	45	44
Residue gas sales (BBtu/d)	300	290	287	283
Realized composite NGL net sales price ($/gallon) (b)	$1.09	$0.90	$1.09	$0.94
Realized condensate net sales price ($/Bbl) (b)	$82.43	$63.45	$79.35	$62.92
Realized residue gas net sales price ($/MMBtu) (b)	$5.77	$5.37	$5.95	$5.33
Realized gross processing spread ($/MMBtu) (b)	$8.38	$3.48	$8.36	$3.70
(a) - Includes volumes for consolidated entities only.
(b) - Presented net of the impact of hedging activities and includes equity volumes only.

Natural gas gathered decreased for the three and six months ended June 30, 2011, compared with the same periods last year, due to continued production declines, primarily in the Powder River Basin in Wyoming, offset partially by increased drilling activity in the Williston Basin.

Natural gas processed decreased for the three and six months ended June 30, 2011, compared with the same periods last year, due primarily to natural production declines in western Oklahoma and Kansas, offset partially by increased drilling activity in the Williston Basin.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information (a)	2011	2010	2011	2010
Percent of proceeds
NGL sales (Bbl/d)	6,563	5,797	6,163	5,408
Residue gas sales (MMBtu/d)	46,742	43,534	43,990	40,978
Condensate sales (Bbl/d)	1,915	1,887	1,933	1,902
Percentage of total net margin	60%	55%	59%	54%
Fee-based
Wellhead volumes (MMBtu/d)	1,025,872	1,088,438	1,008,919	1,090,239
Average rate ($/MMBtu)	$0.34	$0.31	$0.33	$0.30
Percentage of total net margin	31%	34%	32%	35%
Keep-whole
NGL shrink (MMBtu/d) (b)	11,173	14,336	11,570	14,079
Plant fuel (MMBtu/d) (b)	1,264	1,537	1,305	1,625
Condensate shrink (MMBtu/d) (b)	1,480	1,695	1,409	1,638
Condensate sales (Bbl/d)	299	343	285	331
Percentage of total net margin	9%	11%	9%	11%
(a) - Includes volumes for consolidated entities only.
(b) - Refers to the Btus that are removed from natural gas through processing.

Commodity Price Risk - The following tables set forth our Natural Gas Gathering and Processing segment’s hedging information for the periods indicated as of June 30, 2011:

	Six Months Ending
	December 31, 2011
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (Bbl/d) (a)	5,126	$1.22	/ gallon	63%
Condensate (Bbl/d) (a)	1,643	$2.15	/ gallon	76%
Total (Bbl/d)	6,769	$1.44	/ gallon	66%
Natural gas (MMBtu/d)	25,353	$5.66	/ MMBtu	79%
(a) - Hedged with fixed-price swaps.

	Year Ending
	December 31, 2012
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (Bbl/d) (a)	5,169	$1.61	/ gallon	47%
Condensate (Bbl/d) (a)	1,819	$2.43	/ gallon	75%
Total (Bbl/d)	6,988	$1.82	/ gallon	52%
Natural gas (MMBtu/d)	25,301	$5.09	/ MMBtu	45%
(a) - Hedged with fixed-price swaps.

	Year Ending
	December 31, 2013
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (Bbl/d) (a)	367	$2.55	/ gallon	2%
Condensate (Bbl/d) (a)	649	$2.55	/ gallon	25%
Total (Bbl/d)	1,016	$2.55	/ gallon	5%
(a) - Hedged with fixed-price swaps.

Our Natural Gas Gathering and Processing segment’s commodity price risk is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at June 30, 2011, excluding the effects of hedging and assuming normal operating conditions.  Our condensate sales are based on the price of crude oil.  We estimate the following:

•	a $0.01 per gallon change in the composite price of NGLs would change annual net margin by approximately $1.3 million;
•	a $1.00 per barrel change in the price of crude oil would change annual net margin by approximately $1.2 million; and
•	a $0.10 per MMBtu change in the price of natural gas would change annual net margin by approximately $1.5 million.

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

Natural Gas Pipelines

Overview - Our Natural Gas Pipelines segment primarily owns and operates regulated natural gas transmission pipelines, natural gas storage facilities and natural gas gathering systems for non-processed gas.  We also provide interstate natural gas transportation and storage services in accordance with Section 311(a) of the Natural Gas Policy Act of 1978, as amended.

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

•	Guardian Pipeline, which interconnects with several pipelines near Joliet, Illinois, and with local natural gas distribution companies in Wisconsin; and
•	OkTex Pipeline Company, which has interconnects in Oklahoma, New Mexico and Texas.

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

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2011 vs. 2010		2011 vs. 2010
Financial Results	2011	2010	2011	2010	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$55.9	$58.0	$118.4	$123.9	$(2.1)	(4%)	$(5.5)	(4%)
Storage revenues	17.2	17.6	34.6	34.2	(0.4)	(2%)	0.4	1%
Gas sales and other revenues	4.2	4.4	8.2	9.4	(0.2)	(5%)	(1.2)	(13%)
Cost of sales	8.3	7.2	17.1	16.2	1.1	15%	0.9	6%
Net margin	69.0	72.8	144.1	151.3	(3.8)	(5%)	(7.2)	(5%)
Operating costs	27.8	23.6	54.7	46.4	4.2	18%	8.3	18%
Depreciation and amortization	11.3	11.1	22.5	21.9	0.2	2%	0.6	3%
Gain (loss) on sale of assets	(0.1)	0.1	(0.3)	0.1	(0.2)	*	(0.4)	*
Operating income	$29.8	$38.2	$66.6	$83.1	$(8.4)	(22%)	$(16.5)	(20%)

Equity earnings from investments	$16.6	$12.5	$37.7	$27.6	$4.1	33%	$10.1	37%
Capital expenditures	$7.0	$8.4	$14.5	$11.7	$(1.4)	(17%)	$2.8	24%
* Percentage change is greater than 100 percent.

Net margin decreased for the three months ended June 30, 2011, compared with the same period last year, primarily as a result of a decrease of $3.0 million from lower natural gas transportation margins due to narrower natural gas price location differentials that decreased interruptible transportation volumes and contracted transportation capacity on Midwestern Gas Transmission.

Net margin decreased for the six months ended June 30, 2011, compared with the same period last year, primarily as a result of the following:

•
a decrease of $5.9 million from lower natural gas transportation margins due to narrower natural gas price location differentials that decreased interruptible transportation volumes and contracted transportation capacity on Midwestern Gas Transmission.

•	a decrease of $3.3 million from the impact of lower margins on our retained fuel positions; offset partially by
•	an increase of $2.3 million due to higher natural gas storage margins, primarily as a result of higher park-and-loan activity due to periods of higher heating and electric demand.

Operating costs increased for the three and six months ended June 30, 2011, due primarily to:

•	$2.5 million and $4.2 million, respectively, of higher employee-related costs associated with incentive and benefit plans; and
•	$1.5 million and $2.3 million, respectively, of higher ad valorem taxes associated with our prevously completed capital projects.

Equity earnings from investments increased for the three and six months ended June 30, 2011, compared with the same periods last year, due to increased contracted capacity on Northern Border Pipeline from wider natural gas price differentials between the markets it serves.  Substantially all of Northern Border Pipeline’s capacity has been contracted through October 2012.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information (a)	2011	2010	2011	2010
Natural gas transportation capacity contracted (MDth/d) (b)	5,295	5,494	5,466	5,699
Transportation capacity subscribed	82%	85%	84%	88%
Average natural gas price
Mid-Continent region ($/MMBtu)	$4.18	$4.07	$4.14	$4.55
(a) - Includes volumes for consolidated entities only.
(b) - Unit of measure converted from MMcf/d in the third quarter of 2010. Prior periods have been recast to reflect this change.

Natural gas transportation capacity contracted and subscribed for the three and six months ended June 30, 2011, decreased compared with the same periods last year due primarily to lower contracted capacity on Midwestern Gas Transmission due to narrower natural gas price location differentials between the markets we serve.  Our other natural gas pipelines primarily serve end-users, such as natural gas distribution companies and electric-generation companies, that require natural gas to operate their business regardless of natural gas price location differentials.

Natural Gas Liquids

Overview - Our assets consist of facilities that gather, fractionate and treat NGLs and transport and store NGL products primarily in Oklahoma, Kansas and Texas.  We own or have an ownership interest in FERC-regulated natural gas liquids gathering and distribution pipelines in Oklahoma, Kansas, Texas, Wyoming and Colorado, and terminal and storage facilities in Missouri, Nebraska, Iowa and Illinois.  We also own FERC-regulated natural gas liquids distribution and refined petroleum products pipelines in Kansas, Missouri, Nebraska, Iowa, Illinois and Indiana that connect our Mid-Continent assets with Midwest markets, including Chicago, Illinois.  The majority of the pipeline-connected natural gas processing plants in Oklahoma, Kansas and the Texas Panhandle, which extract NGLs from unprocessed natural gas, are connected to our NGL gathering systems.

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

•
Our pipeline transportation business transports unfractionated NGLs, NGL products and refined petroleum products primarily under our FERC-regulated tariffs.  Tariffs specify the rates we charge our customers and the general terms and conditions for NGL transportation service on our pipelines;

•
Our isomerization business captures the price differential when normal butane is converted into the more valuable iso-butane at an isomerization unit in Conway, Kansas.  Iso-butane is used in the refining industry to increase the octane of motor gasoline; and

•	Our storage business collects fees to store NGLs at our Mid-Continent and Mont Belvieu facilities.

Growth Projects - Our growth strategy in the Natural Gas Liquids segment is focused around the oil and natural gas drilling activity in shale plays from the Rockies through the Mid-Continent region down to the Texas Gulf Coast region.  Increasing natural gas and NGL production resulting from this activity has required additional capital investments to increase the capacity of our infrastructure to bring these commodities to market.  Our Natural Gas Liquids segment has announced plans to invest approximately $1.7 billion to $2.2 billion.  This investment will accommodate growing NGL supplies from the shale plays across our unfractionated natural gas liquids gathering system, as well as alleviate infrastructure constraints between the Mid-Continent and Texas Gulf Coast regions.

Sterling III Pipeline and reconfiguring Sterling I and II Pipelines - We plan to build a 570-plus-mile natural gas liquids pipeline, the Sterling III Pipeline, which will have the flexibility to transport either unfractionated NGLs or NGL purity products from the Mid-Continent to the Texas Gulf Coast.  The Sterling III Pipeline will traverse the NGL-rich Woodford Shale that is currently under development, as well as provide transportation capacity for the growing NGL production from the Cana-Woodford Shale and Granite Wash areas, where the pipeline can gather unfractionated NGLs from the new natural gas processing plants that are being built as a result of increased drilling activity in these areas.  The Sterling III Pipeline will have an initial capacity to transport up to 193 MBbl/d of production from our natural gas liquids infrastructure at Medford, Oklahoma, to our storage and fractionation facilities in Mont Belvieu, Texas.  Additional pump stations could expand the capacity of the pipeline to 250 MBbl/d.  Following the receipt of all necessary permits and the acquisition of rights-of-way, construction is scheduled to begin in 2013, with an expected completion late the same year.

The investment also includes reconfiguring our existing Sterling I and II Pipelines, which currently distribute NGL products between the Mid-Continent and Gulf Coast NGL market centers, to transport either unfractionated NGLs or NGL products.

The project costs for the new pipeline and reconfiguring projects are estimated to be $610 million to $810 million, excluding AFUDC.

MB-2 fractionator - We plan to construct a new 75-MBbl/d fractionator, MB-2, near our storage facility in Mont Belvieu, Texas.  The Texas Commission on Environmental Quality (TCEQ) has approved our permit application to build this fractionator.  Construction of the MB-2 fractionator began in June 2011 and is expected to be completed in mid-2013.  The cost of the MB-2 fractionator is estimated to be $300 million to $390 million, excluding AFUDC.  The fractionator can be expanded to 125 MBbl/d to accommodate additional NGL volumes as they are added to the Arbuckle Pipeline, and the Sterling I, II and III pipelines.

Bakken Pipeline and related projects - We plan to build a 525- to 615-mile natural gas liquids pipeline, the Bakken Pipeline, to transport unfractionated NGLs from the Williston Basin to the Overland Pass Pipeline.  The Bakken Pipeline will initially have capacity to transport up to 60 MBbl/d of unfractionated NGL production.  The unfractionated NGLs will then be delivered to our existing natural gas liquids fractionation and distribution infrastructure in the Mid-Continent.  Project costs for the new pipeline are estimated to be $450 million to $550 million, excluding AFUDC.

NGL supply commitments for the Bakken Pipeline will be anchored by NGL production from the Partnership’s natural gas processing plants in the Williston Basin.  Following receipt of all necessary permits, construction of the 12-inch diameter pipeline is expected to begin in the second quarter of 2012 and be in service during the first half of 2013.

The unfractionated NGLs from the Bakken Pipeline and other supply sources under development in the Rockies will require installing additional pump stations and expanding existing pump stations on the Overland Pass Pipeline, in which we have a 50-percent interest.  These additions and expansions will increase the capacity of Overland Pass Pipeline to 255 MBbl/d.  Our anticipated share of the costs for this project is estimated to be $35 million to $40 million, excluding AFUDC.

Bushton Fractionator Expansion - To accommodate the additional volume from the Bakken Pipeline, we will invest $110 million to $140 million, excluding AFUDC, to expand and upgrade our existing fractionation capacity at Bushton, Kansas, increasing our capacity to 210 MBbl/d from 150 MBbl/d.  This project is expected to be in service during the first half of 2013.

Cana-Woodford Shale and Granite Wash projects - We plan to invest approximately $197 million to $257 million, excluding AFUDC, in our existing Mid-Continent infrastructure, primarily in the Cana-Woodford Shale and Granite Wash areas. These investments will expand our ability to transport unfractionated NGLs from these Mid-Continent supply areas to fractionation facilities in Oklahoma and Texas and distribute NGL products to the Mid-Continent, Gulf Coast and upper Midwest market centers.

These investments include constructing more than 230 miles of natural gas liquids pipelines that will expand our existing Mid-Continent natural gas liquids gathering system in the Cana-Woodford Shale and Granite Wash areas.  The pipelines will connect to three new third-party natural gas processing facilities that are under construction and to three existing third-party natural gas processing facilities that are being expanded.  Additionally, we will install additional pump stations on our Arbuckle Pipeline to increase its capacity to 240 MBbl/d.  When completed, these projects are expected to add approximately 75 to 80 MBbl/d of unfractionated NGLs to our existing natural gas liquids gathering systems.  These projects are expected to be in service during the first half of 2012 and cost approximately $180 million to $240 million, excluding AFUDC.

In 2010, we invested approximately $17 million to increase the accessibility of new NGL supply to our Arbuckle Pipeline and Mont Belvieu fractionation facilities.

Sterling I Pipeline Expansion - We are installing seven additional pump stations for approximately $36 million, excluding AFUDC, along our existing Sterling I natural gas liquids distribution pipeline, increasing its capacity by 15 MBbl/d, which will be supplied by our Mid-Continent natural gas liquids infrastructure.  The Sterling I pipeline transports NGL products from our fractionator in Medford, Oklahoma, to the Mont Belvieu, Texas, market center.  The pump stations are expected to be in service by late third quarter 2011.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in “Liquidity and Capital Resources” on page 35.

Selected Financial Results and Operating Information - Beginning in September 2010, following the sale of a 49-percent interest, Overland Pass Pipeline Company was deconsolidated and prospectively accounted for under the equity method.  The following tables set forth certain selected financial results and operating information for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2011 vs. 2010		2011 vs. 2010
Financial Results	2011	2010	2011	2010	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$2,406.9	$1,650.2	$4,558.7	$3,420.4	$756.7	46%	$1,138.3	33%
Exchange service and storage revenues	130.5	112.0	247.4	217.1	18.5	17%	30.3	14%
Transportation revenues	14.0	24.9	31.3	52.0	(10.9)	(44%)	(20.7)	(40%)
Cost of sales and fuel	2,360.5	1,658.6	4,486.2	3,457.0	701.9	42%	1,029.2	30%
Net margin	190.9	128.5	351.2	232.5	62.4	49%	118.7	51%
Operating costs	49.5	45.8	93.5	86.8	3.7	8%	6.7	8%
Depreciation and amortization	15.7	17.9	31.0	36.2	(2.2)	(12%)	(5.2)	(14%)
Gain (loss) on sale of assets	-	(0.1)	(0.3)	(0.8)	(0.1)	*	(0.5)	(63%)
Operating income	$125.7	$64.7	$226.4	$108.7	$61.0	94%	$117.7	*

Equity earnings from investments	$5.2	$0.6	$10.0	$1.0	$4.6	*	$9.0	*
Capital expenditures	$128.6	$21.7	$156.2	$37.6	$106.9	*	$118.6	*
* Percentage change is greater than 100 percent.

Net margin increased for the three months ended June 30, 2011, compared with the same period last year, primarily as a result of the following:

•
an increase of $64.6 million related to higher optimization margins due to more favorable NGL price differentials and additional fractionation and transportation capacity available for optimization activities between the Conway, Kansas, and Mont Belvieu, Texas, NGL market centers;

•
an increase of $7.3 million related to higher NGL volumes gathered and fractionated in Texas and the Mid-Continent and Rocky Mountain regions, excluding the impact of the September 2010 deconsolidation of Overland Pass Pipeline Company, and contract renegotiations for higher rates associated with our NGL exchange services, offset partially by higher costs associated with NGL volumes fractionated by third parties;

•	an increase of $4.0 million related to higher isomerization margins resulting from wider price differentials between normal butane and iso-butane, and
•	an increase of $3.2 million due to higher storage margins as a result of contract renegotiations; offset partially by
•	a decrease of $16.7 million due to the deconsolidation of Overland Pass Pipeline Company, which is now accounted for under the equity method.

Net margin increased for the six months ended June 30, 2011, compared with the same period last year, primarily as a result of the following:

•
an increase of $118.2 million related to higher optimization margins due to more favorable NGL price differentials and additional fractionation and transportation capacity available for optimization activities between the Conway, Kansas, and Mont Belvieu, Texas, NGL market centers;

•
an increase of $21.1 million related to higher NGL volumes gathered and fractionated in Texas and the Mid-Continent and Rocky Mountain regions, excluding the impact of the September 2010 deconsolidation of Overland Pass Pipeline Company, and contract renegotiations for higher rates associated with our NGL exchange services, offset partially by higher costs associated with NGL volumes fractionated by third parties;

•	an increase of $6.1 million due to higher storage margins as a result of contract renegotiations; and
•	an increase of $5.5 million related to higher isomerization margins resulting from wider price differentials between normal butane and iso-butane; offset partially by
•	a decrease of $32.3 million due to the deconsolidation of Overland Pass Pipeline Company, which is now accounted for under the equity method.

Operating costs increased for the three months ended June 30, 2011, compared with the same period last year, due primarily to the following:

•	an increase of $5.5 million from higher employee-related costs associated with incentive and benefit plans; and

•	an increase of $1.1 million from increased outside service expenses associated with scheduled maintenance at a Mid-Continent fractionator; offset partially by
•	a decrease of $3.5 million due to the deconsolidation of Overland Pass Pipeline Company, which is now accounted for under the equity method.

Operating costs increased for the six months ended June 30, 2011, compared with the same period last year, due primarily to the following:

•	an increase of $8.5 million from higher employee-related costs associated with incentive and benefit plans; and
•	an increase of $2.2 million from higher ad valorem taxes; offset partially by
•	a decrease of $5.6 million due to the deconsolidation of Overland Pass Pipeline Company, which is now accounted for under the equity method.

Depreciation and amortization expense decreased, and equity earnings increased for the three and six months ended June 30, 2011, compared with the same periods last year, due primarily to the deconsolidation of Overland Pass Pipeline Company, which is now accounted for under the equity method.

Capital expenditures increased for the three and six months ended June 30, 2011, compared with the same periods last year, due primarily to the purchase of leased equipment at our Bushton Plant and expenditures related to our growth projects discussed above.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information	2011	2010	2011	2010
NGL sales (MBbl/d)	482	449	480	438
NGLs fractionated (MBbl/d) (b)	541	524	518	508
NGLs transported-gathering lines (MBbl/d) (a) (c)	432	480	415	460
NGLs transported-distribution lines (MBbl/d) (a)	462	482	462	475
Conway-to-Mont Belvieu OPIS average price differential
Ethane ($/gallon)	$0.20	$0.16	$0.17	$0.12
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes fractionated at company-owned and third-party facilities.
(c) - 2010 volume information includes 103 MBbl/d and 100 MBbl/d for the three and six months ended June 30, 2010, respectively, related to Overland Pass Pipeline Company which is accounted for under the equity method in 2011.

NGLs gathered and fractionated, excluding the impact of the September 2010 deconsolidation of Overland Pass Pipeline Company, increased for the three and six months ended June 30, 2011, compared with the same periods last year, due primarily to increased production through existing connections in Texas and the Mid-Continent and Rocky mountain regions and new supply connections in the Mid-Continent and Rocky Mountain regions.

NGLs transported on distribution lines decreased for the three and six months ended June 30, 2011, compared with the same period last year, due primarily to managing the transportation of unfractionated NGL volumes across the system by placing additional NGL volumes on the Arbuckle natural gas liquids gathering pipeline to Mont Belvieu to capture additional margins from favorable NGL price location differentials.

CONTINGENCIES

Legal Proceedings - We are a party to various litigation matters and claims that are in the normal course of our operations.  While the results of litigation and claims cannot be predicted with certainty, we believe the reasonably possible losses of such matters, individually and in the aggregate, are not material.  Additionally, we believe the final outcome of such matters will not have a material adverse effect on our consolidated results of operations, financial position or liquidity.  Additional information about legal proceedings is included under Part II, Item 1, Legal Proceedings, of this Quarterly Report and under Part I, Item 3, Legal Proceedings, in our Annual Report.

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

In the first six months of 2011, we utilized cash from operations, proceeds from the January 2011 debt issuance and our commercial paper program to fund our short-term liquidity needs.  We also used proceeds from our January 2011 debt issuance to fund our capital projects as part of our long-term financing plan.  See discussion below under “Debt Issuance and Maturity” for more information.

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

Capitalization Structure - The following table sets forth our capital structure for the periods indicated:

	June 30,	December 31,
	2011	2010
Long-term debt	54%	46%
Equity	46%	54%

Debt (including notes payable)	54%	50%
Equity	46%	50%

Short-term Liquidity - Our principal sources of short-term liquidity consist of cash generated from operating activities, our commercial paper program and our Partnership 2011 Credit Agreement.

The total amount of short-term borrowings authorized by our general partner’s Board of Directors is $2.5 billion.  At June 30, 2011, we had no commercial paper outstanding, no letters of credit issued and no borrowings outstanding under our Partnership Credit Agreement.  At June 30, 2011, we had approximately $432.2 million of cash and $1.0 billion of credit available under the Partnrship Credit Agreement.  As of June 30, 2011, we could have issued $1.7 billion of short- and long-term debt to meet our liquidity needs under the most restrictive provisions contained in our various borrowing agreements.

On August 1, 2011, we entered into the five-year, $1.2 billion Partnership 2011 Credit Agreement, which replaced the $1.0 billion Partnership Credit Agreement that was due to expire in March 2012.  Our Partnership 2011 Credit Agreement, which is scheduled to expire in August 2016, contains certain financial, operational and legal covenants.  Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our Partnership 2011 Credit Agreement, adjusted for all non-cash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1.  If we consummate one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the three calendar quarters following the acquisitions. Upon breach of certain covenants by us in our Partnership 2011 Credit Agreement, amounts outstanding under our Partnership 2011 Credit Agreement, if any, may become due and payable immediately.

Our Partnership 2011 Credit Agreement includes a $100 million sublimit for the issuance of standby letters of credit and also features an option permitting us to increase the size of the facility to an aggregate of $1.7 billion by either commitments from new lenders or increased commitments from existing lenders.

Our Partnership 2011 Credit Agreement is available to repay commercial paper notes, if necessary.  Amounts outstanding under the commercial paper program reduce the borrowings available under our Partnership 2011 Credit Agreement.  The Partnership 2011 Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in our credit rating.  Borrowings, if any, will accrue at LIBOR plus 130 basis points, and the annual facility fee is 20 basis points based on our current credit rating.

At June 30, 2011, our ratio of indebtedness to adjusted EBITDA was 3.85 to 1, and we were in compliance with all covenants under our Partnership Credit Agreement.

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

We intend to repay our $350 million of 5.9-percent senior notes that mature in April 2012 with a combination of cash on hand and short-term borrowings.

Capital Expenditures - Our capital expenditures are financed typically through operating cash flows, short- and long-term debt and the issuance of equity.  Capital expenditures were $410.2 million and $98.7 million for the six months ended June 30, 2011 and 2010, respectively.  We classify expenditures that are expected to generate additional revenue or significant operating efficiencies as growth capital expenditures.  Maintenance capital expenditures are those required to maintain existing operations and do not generate additional revenues.

The following table summarizes our 2011 projected growth and maintenance capital expenditures, excluding AFUDC:

2011 Projected Capital Expenditures	Growth	Maintenance	Total
	(Millions of dollars)
Natural Gas Gathering and Processing	$608	$29	$637
Natural Gas Pipelines	6	30	36
Natural Gas Liquids	576	42	618
Other	-	1	1
Total projected capital expenditures	$1,190	$102	$1,292

Unconsolidated Affiliates - In July 2011, the partners of Northern Border Pipeline made equity contributions of approximately $99.6 million, with our share totaling approximately $49.8 million.  We do not anticipate additional significant equity contributions in 2011.

The partners of Overland Pass Pipeline Company expect to make contributions in 2011 and 2012 totaling approximately $70 million to $80 million, with our share expected to be approximately $35 million to $40 million, to install additional pump stations and to expand existing pump stations to increase the capacity of the pipeline to accommodate increased volumes of unfractionated NGLs from the Bakken Pipeline and other supply sources under development in the Rockies.

Other - Previously, we had a Processing and Services Agreement with ONEOK and OBPI, under which we contracted for all of OBPI’s rights, including all of the capacity of the Bushton Plant, reimbursing OBPI for all costs associated with the operation and maintenance of the Bushton Plant and its obligations under equipment leases covering portions of the Bushton Plant.  In April 2011, pursuant to our rights under the Processing and Services Agreement, we directed OBPI to give notice of intent to exercise the purchase option for the leased equipment pursuant to the terms of the equipment leases.  On June 30, 2011, we acquired OBPI and OBPI closed the purchase option and terminated the equipment lease agreements.  The total amount paid by us to complete the transactions was approximately $94.2 million, which included the reimbursement to ONEOK of obligations related to the Processing and Services Agreement.

Credit Ratings - Our long-term debt credit ratings as of June 30, 2011, are shown in the table below:

Rating Agency	Rating	Outlook
Moody’s	Baa2	Stable
S&P	BBB	Stable

Our commercial paper program is rated Prime-2 by Moody’s and A2 by Standard & Poor’s Financial Services LLC.  Our credit ratings, which are currently investment grade, may be affected by a material change in our financial ratios or a material event affecting our business.  The most common criteria for assessment of our credit ratings are the debt-to-EBITDA ratio, interest coverage, business risk profile and liquidity.  We do not anticipate a downgrade in our credit ratings; however, if our credit ratings were downgraded, our cost to borrow funds under our commercial paper program or Partnership Credit Agreement would increase, and a potential loss of access to the commercial paper market could occur.  In the event that we are unable to borrow funds under our commercial paper program and there has not been a material adverse change in our business, we would continue to have access to our Partnership 2011 Credit Agreement.  An adverse rating change alone is not a default under our Partnership 2011 Credit Agreement.

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

The following table sets forth cash distributions paid, including our general partner’s incentive distribution interests, during the periods indicated:

	Six Months Ended
	June 30,
	2011	2010
	(Millions of dollars)
Common unitholders	$149.8	$138.5
Class B unitholders	83.6	80.7
General partner	64.2	54.6
Noncontrolling interests	0.3	0.6
Total cash distributions paid	$297.9	$274.4

In the six months ended June 30, 2011 and 2010, cash distributions paid to our general partner included incentive distributions of $58.3 million and $49.1 million, respectively.

In July 2011, our general partner declared a cash distribution of $0.585 per unit ($2.34 per unit on an annualized basis) for the second quarter of 2011, an increase of 1 cent from the previous quarter, which will be paid on August 12, 2011, to unitholders of record at the close of business on August 1, 2011.

Additional information about our cash distributions is included in “Cash Distribution Policy” under Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, in our Annual Report.

Commodity Prices - We are subject to commodity price volatility.  Significant fluctuations in commodity prices may impact our overall liquidity due to the impact commodity price changes have on our cash flows from operating activities, including the impact on working capital for NGLs and natural gas held in storage, margin requirements and certain energy-related receivables.  We believe that our available credit and cash and cash equivalents are adequate to meet liquidity requirements associated with commodity price volatility.  See Note C of the Notes to Consolidated Financial Statements and the discussion under Natural Gas Gathering and Processing’s “Commodity Price Risk” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Quarterly Report for information on our hedging activities.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Six Months Ended		Variance
	June 30,		2011 vs. 2010
	2011	2010	Increase (Decrease)
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$500.9	$132.7	$368.2
Investing activities	(395.4)	(89.0)	(306.4)
Financing activities	325.8	(43.8)	369.6
Change in cash and cash equivalents	431.3	(0.1)	431.4
Cash and cash equivalents at beginning of period	0.9	3.2	(2.3)
Cash and cash equivalents at end of period	$432.2	$3.1	$429.1

Operating Cash Flows - Operating cash flows are affected by earnings from our business activities.  Changes in commodity prices and demand for our services or products, whether because of general economic conditions, changes in demand for the end products that are made with our products or competition from other service providers, could affect our earnings and operating cash flows.

Cash flows from operating activities, before changes in operating assets and liabilities, were $406.1 million for the six months ended June 30, 2011, compared with $278.3 million for the same period in 2010.  The increase was due primarily to changes in net margin and operating expenses discussed in Financial Results and Operating Information in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Quarterly Report, offset partially by an increase in undistributed earnings from our unconsolidated affiliates.

The changes in operating assets and liabilities increased operating cash flows $94.9 million for the six months ended June 30, 2011, compared with a decrease of $145.6 million for the same period in 2010, due largely to the change in accounts payable resulting from the timing of the receipt of invoices from and payments to vendors and suppliers, which vary from period to period, and a decrease in volumes of NGLs in storage in the current period compared with an increase in volumes in storage during the same period last year in our Natural Gas Liquids segment.

Investing Cash Flows - Cash used in investing activities increased for the six months ended June 30, 2011, compared with the same period in 2010, due primarily to increased capital expenditures on our growth projects in our Natural Gas Gathering and Processing and Natural Gas Liquids segments and the purchase of leased equipment at our Bushton Plant.

Financing Cash Flows - Cash provided by financing activities increased during the six months ended June 30, 2011, compared with the same period in 2010.  The change is a result of our January 2011 debt issuance, a portion of the proceeds from which were used to repay short-term borrowings and the scheduled maturity of long-term debt.  The remainder of the proceeds are used to fund our capital projects and for general partnership purposes.  Additionally, we paid increased distributions to our general and limited partners as a result of increased available cash.

REGULATORY

Financial Markets Legislation - The Dodd-Frank Act represents a far-reaching overhaul of the framework for regulation of United States financial markets.   Various regulatory agencies, including the SEC and the CFTC, have proposed regulations for implementation of many of the provisions of the Dodd-Frank Act and are currently seeking comments on the more recent proposals.  There may be additional proposed regulations as the remaining provisions of the Dodd-Frank Act are implemented.  Because the CFTC did not complete its rulemaking process by the Act’s deadline of July 16, 2011, it has deferred the effective date of the provisions of the Dodd-Frank Act that require a rulemaking until not less than 60 days after publication of final rules.  Until the final regulations are established, we are unable to ascertain how we may be affected.  Based on our assessment of the proposed regulations issued to date, we expect to be able to continue to participate in financial markets for hedging certain risks inherent in our business, including commodity and interest-rate risks; however, the costs of doing so may increase as a result of the new legislation.  We may also incur additional costs associated with our compliance with the new regulations and anticipated additional record-keeping, reporting and disclosure obligations.

ENVIRONMENTAL AND SAFETY MATTERS

Additional information about our environmental matters is included in Note J of the Notes to Consolidated Financial Statements in this Quarterly Report.

Environmental Matters - We are subject to multiple historical and wildlife preservation laws and environmental regulations affecting many aspects of our present and future operations.  Regulated activities include those involving air emissions, stormwater and wastewater discharges, handling and disposal of solid and hazardous wastes, hazardous materials transportation, and pipeline and facility construction.  These laws and regulations require us to obtain and comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals.  Failure to comply with these laws, regulations, permits and licenses may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations.  If a leak or spill of hazardous substances or petroleum products occurs from pipelines or facilities that we own, operate or otherwise use, we could be held jointly and severally liable for all resulting liabilities, including response, investigation and cleanup costs, which could affect materially our results of operations and cash flows.  In addition, emission controls required under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures at our facilities.  We cannot assure that existing environmental regulations will not be revised or that new regulations will not be adopted or become applicable to us.  Revised or additional regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations.

Pipeline Safety - We are subject to Pipeline and Hazardous Materials Safety Administration regulations, including integrity- management regulations.  The Pipeline Safety Improvement Act of 2002 requires pipeline companies operating high-pressure pipelines to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated high-consequence areas.  In January 2011, the Pipeline and Hazardous Materials Safety Administration issued an “Advisory Bulletin” regarding maximum allowable operating pressure for natural gas and hazardous liquids pipelines.  This bulletin requests that all operators review pipeline records and data to validate existing maximum pressure determinations.  Currently, Congress is considering reauthorization of existing pipeline safety legislation.  The Senate Commerce Committee unanimously has passed the Pipeline Transportation Safety Improvement Act of 2011 and this matter is awaiting action by the Senate.  The House Energy and Commerce Committee’s Subcommittee on Energy and Power also is considering a similar bill.

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

Federal, state and regional initiatives to measure and regulate greenhouse gas emissions are under way.  We are monitoring federal and state legislation to assess the potential impact on our operations.  We estimate our direct greenhouse gas emissions annually as we collect certain greenhouse gas emission data for the previous year. Our most recent estimate indicates that our direct emissions were less than 3.5 million metric tons of carbon dioxide equivalents during 2009.  This does not include the carbon dioxide-equivalents of NGLs delivered to certain customers as required by the EPA’s Mandatory Greenhouse Gas Reporting Rule.  The EPA’s Mandatory Greenhouse Gas Reporting rule released in September 2009 requires greenhouse gas emissions reporting for affected facilities on an annual basis and requires us to track the emission equivalents for all NGLs delivered to our customers.  Our 2010 emissions report is due in September 2011 as a result of the EPA extending the original March 31, 2011, deadline.  As a result, we expect to report our annual greenhouse gas measurement results for 2010 during the third quarter of 2011.  Also, the EPA released a subpart to the Mandatory Greenhouse Gas Reporting Rule that will require the reporting of vented and fugitive emissions of methane from our facilities.  The new requirements began in January 2011, with the first reporting of fugitive emissions due March 31, 2012.  We do not expect the cost to gather this emission data to have a material impact on our results of operations, financial position or cash flows.  In addition, the United States Congress has considered and may consider in the future legislation to reduce greenhouse gas emissions, including carbon dioxide and methane.  At this time, no rule or legislation has been enacted that assess any costs, fees or expense on any of these emissions.

In May 2010, the EPA finalized the “Tailoring Rule” that will regulate greenhouse gas emissions at new or modified facilities that meet certain criteria.  Affected facilities will be required to review best available control technology, conduct air-quality analysis, impact analysis and public reviews with respect to such emissions.  Since January 2011, the rule has been in the process of being phased in, and at current emission threshold levels, we believe it will have a minimal impact on our existing facilities.  The EPA has stated it will consider lowering the threshold levels over the next five years, which could increase the impact on our existing facilities; however, potential costs, fees or expenses associated with the potential adjustments are unknown.

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

Superfund - The Comprehensive Environmental Response, Compensation and Liability Act, also known as CERCLA or Superfund, imposes liability, without regard to fault or the legality of the original act, on certain classes of persons who contributed to the release of a hazardous substance into the environment.  These persons include the owner or operator of a facility where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the facility.  Under CERCLA, these persons may be liable for the costs of cleaning up the hazardous substances released into the environment, damages to natural resources and the costs of certain health studies.  Recently, we received notice from the EPA of potential liability at the U.S. Oil Recovery Superfund Site location in Harris County, Texas.  We are named a potentially responsible party as a result of waste disposal at the now abandoned site.  We do not expect our current responsibilities under CERCLA, for this facility or any other, to have a material impact on our results of operations, financial position or cash flows.

Chemical Site Security - The United States Department of Homeland Security (Homeland Security) released an interim rule in April 2007 that requires companies to provide reports on sites where certain chemicals, including many hydrocarbon products, are stored.  We completed the Homeland Security assessments, and our facilities subsequently were assigned one of four risk-based tiers ranging from high (Tier 1) to low (Tier 4) risk, or not tiered at all due to low risk.  To date, four of our facilities have been given a Tier 4 rating.  Facilities receiving a Tier 4 rating are required to complete Site Security Plans and possible physical security enhancements.  We do not expect the Site Security Plans and possible security enhancement costs to have a material impact on our results of operations, financial position or cash flows.

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

We participate in the EPA’s Natural Gas STAR Program to voluntarily reduce methane emissions.  In 2010, we were recognized as the EPA’s “Natural Gas STAR Gathering and Processing Partner of Year” for our efforts to positively address environmental issues through voluntary implementation of emission-reduction opportunities in our Natural Gas Gathering and Processing segment.  In addition, we received a Continuing Excellence Award for five years of active participation in the program including consistent reporting of emission-reduction activities by our Natural Gas Pipelines segment.  We continue to focus on maintaining low rates of lost-and-unaccounted-for methane gas through expanded implementation of best practices to limit the release of methane gas during pipeline and facility maintenance and operations.  Our most recent calculation of our annual lost-and-unaccounted-for natural gas, for all of our business operations, is less than 1 percent of total throughput.

IMPACT OF NEW ACCOUNTING STANDARDS

See Note A of the Notes to Consolidated Financial Statements for discussion of new accounting standards.

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

Information about our critical accounting policies and estimates is included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Estimates and Critical Accounting Policies,” in our Annual Report.

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
•
the effects of changes in governmental policies and regulatory actions, including changes with respect to income and other taxes, pipeline safety, environmental compliance, climate change initiatives and authorized rates of recovery of natural gas and natural gas transportation costs;

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
•
the results of administrative proceedings and litigation, regulatory actions, rule changes and receipt of expected clearances involving the OCC, Kansas Corporation Commission, Texas regulatory authorities or any other local, state or federal regulatory body, including the FERC, the National Transportation Safety Board, the Pipeline and Hazardous Materials Safety Administration, the EPA and CFTC;

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

•	the mechanical integrity of facilities operated;
•	demand for our services in the proximity of our facilities;
•	our ability to control operating costs;
•	acts of nature, sabotage, terrorism or other similar acts that cause damage to our facilities or our suppliers’ or shippers’ facilities;
•	economic climate and growth in the geographic areas in which we do business;
•	the risk of a prolonged slowdown in growth or decline in the United States or international economies, including liquidity risks in United States or foreign credit markets;
•	the impact of recently issued and future accounting updates and other changes in accounting policies;

•	the possibility of future terrorist attacks or the possibility or occurrence of an outbreak of, or changes in, hostilities or changes in the political conditions in the Middle East and elsewhere;
•	the risk of increased costs for insurance premiums, security or other items as a consequence of terrorist attacks;
•
risks associated with pending or possible acquisitions and dispositions, including our ability to finance or integrate any such acquisitions and any regulatory delay or conditions imposed by regulatory bodies in connection with any such acquisitions and dispositions;

•	the impact of uncontracted capacity in our assets being greater or less than expected;
•	the ability to recover operating costs and amounts equivalent to income taxes, costs of property, plant and equipment and regulatory assets in our state and FERC-regulated rates;
•	the composition and quality of the natural gas and NGLs we gather and process in our plants and transport on our pipelines;
•	the efficiency of our plants in processing natural gas and extracting and fractionating NGLs;
•	the impact of potential impairment charges;
•	the risk inherent in the use of information systems in our respective businesses, implementation of new software and hardware, and the impact on the timeliness of information for financial reporting;
•	our ability to control construction costs and completion schedules of our pipelines and other projects; and
•	the risk factors listed in the reports we have filed and may file with the SEC, which are incorporated by reference.

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

COMMODITY PRICE RISK

See Note C of the Notes to Consolidated Financial Statements and the discussion under Natural Gas Gathering and Processing’s “Commodity Price Risk” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Quarterly Report for information on our hedging activities.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the second quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.1
Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of ONEOK Partners, L.P. dated July 12, 2011 (incorporated by reference to Exhibit 3.1 to ONEOK Partners, L.P.’s Form 8-K filed on July 12, 2011 (File No.1-12202)).

10.1
Credit Agreement, dated as of August 1, 2011, among ONEOK Partners, L.P., as borrower, the lenders party thereto, Citibank, N.A., as administrative agent, swing line lender and a letter-of-credit issuer, and Barclays Bank and Wells Fargo Bank, N.A., as letter-of-credit issuers (incorporated by reference from Exhibit 10.1 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed August 2, 2011 (File No. 001-12202).

10.2
Guaranty Agreement, dated as of August 1, 2011, by ONEOK Partners Intermediate Limited Partnership in favor of the Citibank, N.A., as administrative agent, under the above-referenced Credit Agreement (incorporated by reference from Exhibit 10.2 to ONEOK Parters, L.P.’s Current Report on Form 8-K filed August 2, 2011 (File No. 001-12202).

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

Attached as Exhibit 101 to this Quarterly Report are the following documents formatted in XBRL: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010; (iii) Consolidated Balance Sheets at June 30, 2011, and December 31, 2010; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; (v) Consolidated Statement of Changes in Equity for the six months ended June 30, 2011; (vi) Consolidated Statements of Comprehensive Income for the six months ended June 30, 2011 and 2010; and (vii) Notes to Consolidated Financial Statements.

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

ONEOK PARTNERS, L.P.
By: ONEOK Partners GP, L.L.C., its General Partner

Date: August 3, 2011	By: /s/ Robert F. Martinovich
Robert F. Martinovich
Senior Vice President,
Chief Financial Officer and Treasurer
(Signing on behalf of the Registrant
and as Principal Financial Officer)