Form 10-K
period 2011-12-31
ONEOK Partners LP
filed 2012-02-21
CIK 909281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes__ No X.

Aggregate market value of the common units held by non-affiliates based on the closing trade price on June 30, 2011, was $5.1 billion.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 14, 2012
Common units	130,827,354 units
Class B units	72,988,252 units
DOCUMENTS INCORPORATED BY REFERENCE: None.

ONEOK PARTNERS, L.P.
2011 ANNUAL REPORT

As used in this Annual Report, references to “we,” “our,” “us” or the “Partnership” refer to ONEOK Partners, L.P., its subsidiary, ONEOK Partners Intermediate Limited Partnership, and its subsidiaries, unless the context indicates otherwise.

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Annual Report are defined as follows:

AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2011
ASU	Accounting Standards Update
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
Bbl/d	Barrels per day
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Bcf/d	Billion cubic feet per day
Bighorn Gas Gathering	Bighorn Gas Gathering, L.L.C.
Btu(s)	British thermal units, a measure of the amount of heat required to raise the temperature of one pound of water one degree Fahrenheit
Bushton Plant	Bushton Gas Processing Plant
CFTC	Commodities Futures Trading Commission
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Act, as amended
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EBITDAR	Earnings before interest expense, income taxes, depreciation and amortization, and rent expense
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fort Union Gas Gathering	Fort Union Gas Gathering, L.L.C.
GAAP	Accounting principles generally accepted in the United States of America
Guardian Pipeline	Guardian Pipeline, L.L.C.
Heartland	Heartland Pipeline Company
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK Partners, L.P.
IRS	Internal Revenue Service
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
LIBOR	London Interbank Offered Rate
MBbl	Thousand barrels
MBbl/d	Thousand barrels per day
MDth/d	Thousand dekatherms per day
Midwestern Gas Transmission	Midwestern Gas Transmission Company
MMBbl	Million barrels
MMBtu	Million British thermal units
MMBtu/d	Million British thermal units per day
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
Natural Gas Act	Natural Gas Act of 1938, as amended
Natural Gas Policy Act	Natural Gas Policy Act of 1978, as amended
NBP Services	NBP Services, LLC, a wholly owned subsidiary of ONEOK
NGL products	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
NGL(s)	Natural gas liquid(s)
Northern Border Pipeline	Northern Border Pipeline Company
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
OBPI	ONEOK Bushton Processing Inc.
OCC	Oklahoma Corporation Commission
OKTex Pipeline	OkTex Pipeline Company, L.L.C.
ONEOK	ONEOK, Inc.

ONEOK Partners GP	ONEOK Partners GP, L.L.C., a wholly owned subsidiary of ONEOK and our sole general partner
OPIS	Oil Price Information Service
OSHA	Occupational Safety and Health Administration
Overland Pass Pipeline Company	Overland Pass Pipeline Company LLC
Partnership Agreement	Third Amended and Restated Agreement of Limited Partnership of ONEOK Partners, L.P., as amended
Partnership Credit Agreement	The Partnership’s $1.0 billion amended and restated revolving credit agreement dated March 30, 2007
Partnership 2011 Credit Agreement	The Partnership’s five-year, $1.2 billion Revolving Credit Agreement dated August 1, 2011
POP	Percent of Proceeds
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
RRC	Railroad Commission of Texas
S&P	Standard & Poor’s Rating Services
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
TransCanada	TransCanada Corporation
Viking Gas Transmission	Viking Gas Transmission Company
XBRL	eXtensible Business Reporting Language

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

EXECUTIVE SUMMARY

North American natural gas production continues to increase at a faster rate than demand, primarily as a result of increased production from nonconventional resource areas, such as shale plays.  Because of the relatively higher market prices of crude oil and NGLs, drilling activity is especially robust in shale plays with crude oil and NGL-rich natural gas production.  As a result, we expect producers to focus development efforts on crude oil and NGL-rich supply basins rather than areas with dry natural gas production.  We expect inter-regional opportunities for midstream infrastructure development driven by producers who need to connect emerging production with end-use markets where current infrastructure is insufficient or nonexistent.

In 2011, producers continued to drill aggressively in a number of NGL-rich resource plays in the Mid-Continent and Rocky Mountain regions, creating a need for additional infrastructure to bring this new supply to market.  The resulting increase in natural gas supply has caused lower natural gas prices, less volatility and narrower natural gas location and seasonal price differentials in the markets we serve.

Additionally, we have seen strong ethane demand from the petrochemical sector in the Gulf Coast, due to the price advantage ethane has over other feedstocks.  Consequently, NGL pipeline capacity between the Conway, Kansas, and Mont Belvieu, Texas, market centers is constrained and contributes to wider location price differentials between those markets.  The natural gas supply growth has also increased NGL supply in the Mid-Continent, coupled with increased demand in the Gulf Coast, resulting in decreased NGL prices in the Mid-Continent market center at Conway, Kansas, relative to prices in the Gulf Coast market center at Mont Belvieu, Texas.

Additional fractionation and pipeline capacity is needed to accommodate the growing NGL supply and demand, as well as new infrastructure to gather, process and transport growing natural gas production from both new and existing resource plays.  In response to this increased production and demand for NGL products, we are investing approximately $2.7 billion to $3.3 billion in new capital projects to meet the needs of oil and natural gas producers in the Bakken Shale, the Cana-Woodford Shale and the Granite Wash areas, and for additional NGL infrastructure in the Mid-Continent and Gulf Coast areas that will enhance the distribution of NGL products to meet the increasing petrochemical industry and NGL export demand.  When completed, we expect these projects to provide additional earnings and cash flows.

During 2011, we paid cash distributions of $2.325 per unit, an increase of approximately 4.3 percent over the $2.23 per unit paid during 2010.  In January 2012, our general partner declared a cash distribution of $0.61 per unit ($2.44 per unit on an annualized basis), an increase of approximately 7.0 percent over the $0.57 declared in January 2011.

In January 2011, we completed an underwritten public offering of senior notes generating net proceeds of approximately $1.28 billion.  During 2011, we utilized proceeds from this debt issuance, cash from operations and our commercial paper program to meet our short-term liquidity needs and to fund our capital projects.  Our ability to continue to access capital markets for debt and equity financing under reasonable terms depends on our financial condition, credit ratings and market conditions.  We expect to fund our future capital expenditures with short- and long-term debt, the issuance of equity and operating cash flows.

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

BUSINESS STRATEGY

Our primary business strategy is to increase distributable cash flow through consistent and sustainable earnings growth while focusing on safe, reliable, environmentally responsible and legally compliant operations for our customers, employees, contractors and the public through the following:
•
Operate in a safe, reliable and environmentally responsible manner - environmental, safety and health issues continue to be a primary focus for us; our emphasis on personal and process safety has produced improvements in the key indicators we track.  We also continue to look for ways to reduce our environmental impact by conserving resources and utilizing more efficient technologies;

•
Consistent growth and sustainable earnings - we continue to increase NGL volumes gathered and fractionated in our Natural Gas Liquids segment and natural gas volumes processed in our Natural Gas Gathering and Processing segment, which generate earnings from predominately fee-based and POP contracts, as producers continue to develop NGL-rich resource plays that we serve in the Mid-Continent and Rocky Mountain areas.  We are investing approximately $2.7 billion to $3.3 billion in new capital projects to meet the needs of oil and natural gas producers in the Bakken Shale, the Cana-Woodford Shale and Granite Wash areas, and for additional NGL infrastructure in the Mid-Continent and Gulf Coast areas that will enhance the distribution of NGL products to meet the increasing petrochemical industry and NGL export demand, which, when completed, are anticipated to provide additional earnings and cash flows;

•
Execute strategic acquisitions that provide long-term value - we remain a disciplined buyer of assets and continue to evaluate assets that come to market. We did not consummate any acquisitions in 2011;

•
Manage our balance sheet and maintain strong credit ratings - our balance sheet remains strong, ending 2011 with a capital structure of 53-percent debt and 47-percent equity.  We will seek to maintain our investment-grade credit ratings; and

•
Attract, develop and retain employees to support strategy execution - we continue to execute on our recruiting strategy that targets colleges, universities and vocational-technical schools in our operating areas.  We also continue to focus on employee development efforts with our current employees.

NARRATIVE DESCRIPTION OF BUSINESS

We report operations in the following business segments:
•	Natural Gas Gathering and Processing;
•	Natural Gas Pipelines; and
•	Natural Gas Liquids.

Natural Gas Gathering and Processing

Overview - Our Natural Gas Gathering and Processing segment’s operations provide nondiscretionary services to producers that include gathering and processing of natural gas produced from crude oil and natural gas wells.  We gather and process natural gas in the Mid-Continent region, which includes the NGL-rich Cana-Woodford Shale and Granite Wash formations, the Mississippian Lime formation of Oklahoma and Kansas, and the Hugoton and Central Kansas Uplift Basins of Kansas.  We also gather and/or process natural gas in two producing basins in the Rocky Mountain region:  the Williston Basin, which spans portions of Montana and North Dakota and includes the oil-producing, NGL-rich Bakken Shale and Three Forks formations; and the Powder River Basin of Wyoming.  The natural gas we gather in the Powder River Basin of Wyoming is coal-bed methane, or dry, natural gas that does not require processing or NGL extraction in order to be marketable; dry, natural gas is gathered, compressed and delivered into a downstream pipeline or marketed for a fee.

In the Mid-Continent region and the Williston Basin, unprocessed natural gas is compressed and transported through pipelines to processing facilities where volumes are aggregated, treated and processed to remove water vapor, solids and other contaminants, and to extract NGLs in order to provide marketable natural gas, commonly referred to as residue gas.   The residue gas, which consists primarily of methane, is compressed and delivered to natural gas pipelines for transportation to end users.  When the NGLs are separated from the unprocessed natural gas at the processing plants, the NGLs are in the form of a mixed, unfractionated NGL stream.  Our natural gas and NGLs are sold to affiliates and a diverse customer base.

Our natural gas processing operations primarily utilize field gas processing plants to extract NGLs and remove water vapor and other contaminants from the unprocessed natural gas stream.  Field gas processing plants process natural gas gathered from multiple producing wells.

We generally gather and process natural gas under the following types of contracts.
•
POP - Under a POP contract, we retain a percentage of the NGLs and/or a percentage of the residue gas as payment for gathering, treating, compressing and processing the producer’s natural gas.  The producer may take its share of the NGLs and residue gas in-kind or receive its share of proceeds from our sale of the commodities.   POP contracts expose us to both natural gas and NGL commodity price risks but economically align us with the producer because we both benefit from higher commodity prices, reduced costs and improved efficiencies.  This type of contract represented approximately 37 percent and 35 percent of contracted volumes for 2011 and 2010, respectively.  There are a variety of factors that directly affect our POP margins, including:

-	the percentages of products retained by us that represent NGL, condensate and residue gas sales volumes that we receive as payment for the services we provide;
-	transportation and fractionation costs incurred on the NGLs we retain; and
-	the natural gas, crude oil and NGL prices received for our retained products.
•
Fee - Under a fee-based contract, we are paid a fee for the services provided that is based on Btus gathered, treated, compressed and/or processed.  The wellhead volume and fees received for the services provided are the main components of our margin for this type of contract.  The producer typically takes its NGLs and residue gas in-kind.  Our POP and keep-whole contracts also typically include fee provisions, which are a portion of the fees reported in this category.  Our fee-based contracts and contract provisions primarily expose us to volumetric risk with minimal commodity price risk and represented approximately 60 percent and 61 percent of contracted volumes for 2011 and 2010, respectively.

•
Keep-Whole - Under a keep-whole contract, we extract NGLs from the unprocessed natural gas and return to the producer volumes of residue gas containing the same amount of Btus as the unprocessed natural gas that was delivered to us.  We retain the NGLs as our fee for processing.  Accordingly, we must purchase and return to the producer sufficient volumes of residue gas to replace the Btus that were removed as NGLs through the gathering and processing operation, commonly referred to as “shrink.”  This type of contract represented approximately 3 percent and 4 percent of contracted volumes for 2011 and 2010, respectively, with approximately 75 percent and 85 percent, respectively, of that volume under contracts that effectively convert into fee contracts when the gross processing spread is negative.

Our revenues from this segment are derived primarily from POP and fee contracts.  We expect that our capital projects will provide additional revenues from POP and fee contracts when completed.  We use derivative instruments to mitigate our sensitivity to fluctuations in the natural gas, crude oil and NGL prices received for our share of volumes.

Unconsolidated Affiliates - Our Natural Gas Gathering and Processing segment includes the following unconsolidated affiliates:
•	49-percent ownership interest in Bighorn Gas Gathering, which operates a major coal-bed methane gas gathering system serving a broad production area in northeast Wyoming;
•	37-percent ownership interest in Fort Union Gas Gathering, which gathers coal-bed methane gas produced in the Powder River Basin and delivers natural gas into the interstate pipeline grid;
•
35-percent ownership interest in Lost Creek Gathering Company, L.L.C., which gathers natural gas produced from conventional wells in the Wind River Basin of central Wyoming and delivers natural gas into the interstate pipeline grid; and

•	10-percent ownership interest in Venice Energy Services Co., L.L.C., a natural gas processing complex near Venice, Louisiana.

See Note K of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of our unconsolidated affiliates.

Market Conditions and Seasonality - Supply - Natural gas supply is affected by rig availability, operating capability and producer drilling activity, which is sensitive to commodity prices, exploration success, access to capital and regulatory control.  Higher crude oil prices and advances in horizontal drilling and completion technology are having a positive impact on drilling activity in the shale areas and other resource plays, providing an offset to the less favorable supply projections in some of the conventional resource areas.

In the Rocky Mountain region, Williston Basin volumes continue to grow as drilling activity increases, driven primarily by producer development of Bakken Shale crude oil wells, which also produce associated natural gas containing significant amounts of NGLs.  However, we have seen declines in natural gas volumes gathered in the Powder River Basin, which is dry gas.

In the Mid-Continent region, we have a significant amount of natural gas gathering and processing assets in western Oklahoma and southwest Kansas.  We expect increased drilling activity in the Cana-Woodford Shale and Granite Wash areas of western Oklahoma and the Mississippian Lime formation of Oklahoma and Kansas to more than offset the volumetric declines in most conventional wells that supply our natural gas gathering and processing facilities.

Demand - Demand for natural gas gathering and processing services is typically aligned with the production of natural gas from natural gas plays or the associated natural gas from wells drilled in crude oil plays.  Gathering and processing are nondiscretionary services that producers require to market their natural gas and natural gas liquid production.  As producers continue to develop shale and other resource plays, we expect demand for our gathering and processing services to increase.  Our natural gas processing plant operations can be adjusted to respond to market conditions, such as demand for ethane.  By changing operating parameters at certain plants, we can reduce, to some extent, the amount of ethane and propane recovered if prices or processing margins are unfavorable.

Commodity Prices - Crude oil, natural gas and NGL prices are volatile due to changes in market conditions such as the amount of available supply, storage injection and withdrawal rates, available storage capacity and demand for our products by the petrochemical industry and other consumers.  We are exposed to commodity price risk and the cost of natural gas transportation at various market locations as a result of receiving commodities through our POP contracts in exchange for our services.

Seasonality - Certain of this segment’s products are subject to weather-related seasonal demand.  Cold temperatures typically increase demand for natural gas and propane, which are used to heat homes and businesses.  Warm temperatures typically drive demand for natural gas used for gas-fired electric generation needed to meet the electricity-generation demand required to cool residential and commercial properties.  Demand for iso-butane and natural gasoline, which are primarily used by the refining industry as blending stocks for motor fuel, may also be subject to some variability as automotive travel increases and as seasonal gasoline formulation standards are implemented.  During periods of peak demand for a certain commodity, prices for that product typically increase, which may influence processing decisions.

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

Competition for natural gas gathering and processing services continues to increase as new infrastructure projects are completed to address increased production from shale and other resource plays.  We are responding to these industry conditions by making capital investments to construct and expand our assets, improve natural gas processing efficiency and reduce operating costs, evaluating consolidation opportunities to maximize earnings, and renegotiating low-margin contracts.  The principal goal of the contract renegotiation effort is to improve margins and reduce risk.

Government Regulation - The FERC has traditionally maintained that a natural gas processing plant is not a facility for the transportation or sale for resale of natural gas in interstate commerce and, therefore, is not subject to jurisdiction under the Natural Gas Act.  Although the FERC has made no specific declaration as to the jurisdictional status of our natural gas processing operations or facilities, our natural gas processing plants are primarily involved in extracting NGLs and, therefore, are exempt from FERC jurisdiction.  The Natural Gas Act also exempts natural gas gathering facilities from the jurisdiction of the FERC.  We believe our natural gas gathering facilities and operations meet the criteria used by the FERC for nonjurisdictional natural gas gathering facility status.  However, we are subject to FERC regulations that require us to publicly post certain natural gas flow information on our websites.  Interstate transmission facilities remain subject to FERC jurisdiction.  The FERC has historically distinguished between these two types of facilities, either interstate or intrastate, on a fact-specific basis.  We transport residue natural gas from our natural gas processing plants to interstate pipelines in accordance with Section 311(a) of the Natural Gas Policy Act.

Oklahoma, Kansas, Wyoming, Montana and North Dakota also have statutes regulating, to various degrees, the gathering of natural gas in those states.  In each state, regulation is applied on a case-by-case basis if a complaint is filed against the gatherer with the appropriate state regulatory agency.

See further discussion in the “Environmental and Safety Matters” section.

Natural Gas Pipelines

Overview - Our Natural Gas Pipelines segment owns and operates regulated natural gas transmission pipelines, natural gas storage facilities and natural gas gathering systems for nonprocessed gas.  We also provide interstate natural gas transportation and storage service in accordance with Section 311(a) of the Natural Gas Policy Act.

Our FERC-regulated interstate natural gas pipeline assets transport natural gas through pipelines in North Dakota, Minnesota, Wisconsin, Illinois, Indiana, Kentucky, Tennessee, Oklahoma, Texas and New Mexico.  Our interstate pipeline companies include:
•
Midwestern Gas Transmission, which is a bi-directional system that interconnects with Tennessee Gas Transmission Company’s pipeline near Portland, Tennessee, and with several interstate pipelines at the Chicago hub near Joliet, Illinois;

•
Viking Gas Transmission, which transports natural gas from an interconnection with TransCanada’s pipeline near Emerson, Manitoba, to serve local natural gas distribution companies in Minnesota, North Dakota and Wisconsin, and terminates at a connection with ANR Pipeline Company near Marshfield, Wisconsin;

•	Guardian Pipeline, which interconnects with several pipelines at the Chicago hub near Joliet, Illinois, and with local natural gas distribution companies in Wisconsin; and
•	OkTex Pipeline, which has interconnects in Oklahoma, Texas and New Mexico.

Our intrastate natural gas pipeline assets in Oklahoma have access to the major natural gas producing areas, including the Cana-Woodford Shale, Granite Wash and Mississippian Lime, and transport natural gas throughout the state.  We also have access to the major natural gas producing area in south central Kansas.  In Texas, our intrastate natural gas pipelines are connected to the major natural gas producing areas in the Texas Panhandle, including the Granite Wash, and the Permian Basin, and transport natural gas throughout the western portion of the state, including the Waha Hub where other pipelines may be accessed for transportation to western markets, the Houston Ship Channel market to the east and the Mid-Continent market to the north.

We own underground natural gas storage facilities in Oklahoma, Kansas and Texas, which are connected to our intrastate natural gas pipeline assets.

Our Natural Gas Pipelines segment’s revenues are derived typically from fee-based services provided to our customers.  Our revenues are generated from the following types of fee-based contracts:
•
Firm Service - Customers can reserve a fixed quantity of pipeline or storage capacity for the term of their contract.  Under this type contract, the customer pays a fixed fee for a specified quantity regardless of their actual usage.  The customer then typically pays incremental fees, known as commodity charges, that are based upon the actual volume of natural gas they transport or store, and/or we may retain a specified volume of natural gas in-kind for fuel.  Under the firm-service contract, the customer is generally guaranteed access to the capacity they reserve.

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

Unconsolidated Affiliates - Our Natural Gas Pipelines segment includes our 50-percent interest in Northern Border Pipeline, an interstate, FERC-regulated pipeline that transports natural gas from the Montana-Saskatchewan border near Port of Morgan, Montana, to a terminus near North Hayden, Indiana.

See Note K of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of unconsolidated affiliates.

Market Conditions and Seasonality - Supply - The development of shale gas has continued to increase available supply across North America and has caused location and seasonal price differentials to narrow in the regions where we operate.  As new supply is developed, our customers may require incremental services to transport their production to market. Our intrastate pipelines and storage assets depend on the pace of natural gas drilling activity by producers and the decline rate of existing production in the major natural gas production areas in the Mid-Continent region, which includes the Cana-Woodford Shale, Granite Wash and Mississippian Lime formations, Hugoton Basin and Central Kansas Uplift Basin.  The supply of natural gas for Viking Gas Transmission and Northern Border Pipeline originates in Canada.  Significant factors that can impact the supply of Canadian natural gas transported by our pipelines are the Canadian natural gas available for export, Canadian storage capacity and demand for Canadian natural gas in Canada and United States consumer markets.  Guardian Pipeline and Midwestern Gas Transmission access supply from the major producing regions of the Mid-Continent, Rocky Mountains, Canada and Gulf Coast.

Demand - Demand for natural gas pipeline transportation service and natural gas storage is related directly to demand for natural gas in the markets that the natural gas pipelines and storage facilities serve, and is affected by weather, the economy and natural gas and NGL price volatility.  Our pipelines primarily serve end-users, such as natural gas distribution companies and electric-generation companies, that require natural gas to operate their business and generally are not impacted by price location differentials.  However, narrower location differentials may impact demand for our services from natural gas marketers as discussed below under “Commodity Prices.”  Demand for our services can also be impacted as coal-fired electric generators consider natural gas as an alternative fuel.  Recent EPA regulations on emissions from coal-fired electric-generation plants-including the Cross-State Air Pollution Rule, Maximum Achievable Control Technology Standards, and the Mercury and Air Toxics Standards–may increase the demand for natural gas as well as related transportation and storage services.   The effect of weather on our natural gas pipelines operations is discussed below under “Seasonality.”  The strength of the economy directly impacts manufacturing and industrial companies that consume natural gas.  Commodity price volatility can influence producers’ decisions related to the production of natural gas, the level of NGLs processed from natural gas, and natural gas storage injection and withdrawal activity.

Commodity Prices - The increase in natural gas supply from shale gas development has caused natural gas prices to decline and natural gas location and seasonal price differentials to narrow across most of the regions where we operate.  We are exposed to market risk when existing contracts expire and are subject to renegotiation with customers that have competitive alternatives and analyze the market price differential between receipt and delivery points along the pipeline, also known as location differential, to determine their expected gross margin.  The anticipated margin and its variability are important determinants of the transportation rate customers are willing to pay.  Natural gas storage revenue is impacted by the differential between forward pricing of natural gas physical contracts and the price of natural gas on the spot market.  Our fuel costs and the value of the retained fuel in-kind are also impacted by changes in the price of natural gas.

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

Likewise, our intrastate natural gas pipelines in Oklahoma, Kansas and Texas are regulated by the OCC, KCC and RRC, respectively.  While we have flexibility in establishing natural gas transportation rates with customers, there is a maximum rate that we can charge our customers in Oklahoma and Kansas.  In Kansas and Texas, natural gas storage may be regulated by the state and by the FERC for certain types of services.  In Oklahoma, natural gas gathering and storage are not subject to rate regulation.

See further discussion in the “Environmental and Safety Matters” section.

Natural Gas Liquids

Overview - Our natural gas liquids assets provide nondiscretionary services to producers that consist of facilities that gather, fractionate and treat NGLs and store NGL products primarily in Oklahoma, Kansas and Texas.  We own or have an ownership interest in FERC-regulated natural gas liquids gathering and distribution pipelines in Oklahoma, Kansas, Texas, Wyoming and Colorado, and terminal and storage facilities in Missouri, Nebraska, Iowa and Illinois. We also own FERC-regulated natural gas liquids distribution and refined petroleum products pipelines in Kansas, Missouri, Nebraska, Iowa, Illinois and Indiana that connect our Mid-Continent assets with Midwest markets, including Chicago, Illinois.  The majority of the pipeline-connected natural gas processing plants in Oklahoma, Kansas and the Texas Panhandle, which extract NGLs from unprocessed natural gas, are connected to our gathering systems.  We own and operate truck and rail-loading and unloading facilities that interconnect with our fractionation and pipeline assets.  Through recent expansions to our rail facilities in Kansas, we have begun receiving raw NGLs transported by rail from the Williston Basin to our Kansas fractionation facilities in 2012.  We will continue to receive these Williston Basin NGLs through our rail-loading facilities until construction is completed on our Bakken Pipeline, which is expected to be in service in the first half of 2013.

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

Revenues for our Natural Gas Liquids segment are derived primarily from fee-based services provided to our customers and physical optimization of our assets.  Our fee-based services have increased primarily due to our previously completed capital projects, including Overland Pass Pipeline and its associated lateral pipelines, expansion of our fractionation capacity and Arbuckle Pipeline.  Our sources of revenue are categorized as exchange services, optimization and marketing, pipeline transportation, isomerization and storage, which are defined as follows:
•
Our exchange services business primarily collects fees to gather, fractionate and treat unfractionated NGLs, thereby converting them into marketable NGL products that are stored and shipped to a market center or customer-designated location.

•
Our optimization and marketing business utilizes our assets, contract portfolio and market knowledge to capture location and seasonal price differentials.  We transport NGL products between the Mid-Continent and Gulf Coast in order to capture the location price differentials between the two market centers.  Our natural gas liquids storage facilities are also utilized to capture seasonal price variances.

•
Our pipeline transportation business transports raw NGLs, finished NGL products and refined petroleum products primarily under our FERC-regulated tariffs.  Tariffs specify the rates we charge our customers and the general terms and conditions for NGL transportation service on our pipelines.

•
Our isomerization business captures the price differential when normal butane is converted into the more valuable iso-butane at our isomerization unit in Conway, Kansas.  Iso-butane is used in the refining industry to increase the octane of motor gasoline.

•	Our storage business collects fees to store NGLs at our Mid-Continent and Gulf Coast facilities.

Unconsolidated Affiliates - Our Natural Gas Liquids segment includes the following unconsolidated affiliates:
•
50-percent ownership interest in Overland Pass Pipeline Company, which operates an interstate natural gas liquids pipeline system extending approximately 760 miles, originating in Wyoming and Colorado and terminating in Kansas;

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

Market Conditions and Seasonality - Supply - Supply for our Natural Gas Liquids segment depends on the pace of crude oil and natural gas drilling activity by producers, the decline rate of existing production and the NGL content of the natural gas that is produced and processed.  We are seeing rapid NGL supply growth within our footprint as producers continue to aggressively drill in a number of NGL-rich resource plays in the Mid-Continent and Rockies.  We expect the overall supply of NGLs to continue to increase as well as demand for our fee-based services as a result of the development of these resource plays.  Many new natural gas processing plants are being constructed in Oklahoma and the Texas Panhandle to process NGL-rich natural gas being produced in the Cana-Woodford Shale, the Granite Wash, the Woodford Shale and the emerging

Mississippian Lime formations. The unfractionated NGLs that we transport are primarily gathered from natural gas processing plants in Oklahoma, Kansas, Texas and the Rocky Mountain region.  Our fractionation operations receive NGLs from a variety of processors and pipelines, including affiliates, located in these regions.

Our Natural Gas Liquids segment is also affected by operational or market-driven changes that impact the output of natural gas processing plants to which we are connected.  The differential between the composite price of NGL products and the price of natural gas, particularly the differential between the price of ethane and the price of natural gas, may influence processing plant NGL output.  During 2011, ethane prices remained significantly above natural gas prices on a relative Btu basis, which resulted in an economic incentive for ethane recovery from natural gas processing plants that deliver NGLs to our natural gas liquids gathering pipelines.  Natural gas and/or NGL pipeline capacity constraints may impact the output of natural gas processing plants in total or for specific NGL products in the future.  During 2011, we experienced limited reductions of supply related to changes in plant output as a result of pipeline capacity constraints.

Demand - Demand for NGLs and the ability of natural gas processors to successfully and economically sustain their operations impacts the volume of unfractionated NGLs produced by natural gas processing plants, thereby affecting the demand for NGL gathering, fractionation and distribution services.  Natural gas and propane are subject to weather-related seasonal demand.  Other NGL products are affected by economic conditions and the demand associated with the various industries that utilize the commodity, such as butanes and natural gasoline, which are used by the refining industry as blending stocks for motor fuel, denaturant for ethanol and diluents for crude oil.  Ethane, propane, normal butane and natural gasoline are used by the petrochemical industry to produce chemical products, such as plastic, rubber and synthetic fiber.  During 2011, several petrochemical companies announced new plants, plant expansions, additions or enhancements that improve the light-NGL feed capability of their facilities due primarily to the increased supply and attractive price of ethane as a petrochemical feedstock in the United States.  These projects are expected to significantly increase ethane demand over the next five years.  In addition, international demand for propane is expected to impact the NGL market in the future.  We expect this increase in demand for NGLs to add incremental fee-based earnings to our exchange services business.

Commodity Prices - In recent years, crude oil, natural gas and NGL prices have been volatile due to market conditions.  The increase in crude oil prices and the abundance of NGLs produced from the development of shale and other resource plays has made NGL feedstocks to the petrochemical industry more competitive.  We are exposed to market risk associated with adverse changes in the price of NGLs, the location differential between the Mid-Continent, Chicago, Illinois, and Gulf Coast regions, and the relative price differential between natural gas, NGLs and individual NGL products, which impact our NGL purchases, sales, distribution, exchange and storage revenue.  When natural gas prices are higher relative to NGL prices, NGL production may decline, which could negatively impact our exchange services and transportation revenues.  When the location differential between the Mid-Continent and Gulf Coast market centers is narrow, optimization opportunities and NGL shipments may decline, resulting in a decline in earnings from our NGL optimization and marketing businesses.  During the second half of 2011, due to strong Mid-Continent supply growth, robust Gulf Coast demand and limited pipeline capacity, NGL prices in the Mid-Continent Market Center at Conway, Kansas, were significantly lower relative to prices in the Gulf Coast market center at Mont Belvieu, Texas.  NGL storage revenue may be impacted by price volatility and forward pricing of NGL physical contracts versus the price of NGLs on the spot market.

Seasonality - Our NGL fractionation and pipeline operations typically experience minimal seasonal variation.  Some NGL products stored and distributed through our assets are subject to weather-related seasonal demand, such as propane, which can be used to heat homes during the winter heating season and for agricultural purposes such as grain drying in the fall.  Demand for butanes and natural gasoline, which are primarily used by the refining industry as blending stocks for motor fuel, denaturant for ethanol and diluents for crude oil, may also be subject to some variability during seasonal periods when certain government restrictions on motor fuel blending products are in place.

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

We are responding to these factors by making capital investments to access new supplies, increasing gathering, fractionation and distribution capacity, increasing storage, withdrawal and injection capabilities and reducing operating costs so that we may compete effectively.  Our competitors have also recently announced plans for new pipeline and fractionation projects to address the growing NGL supply and petrochemical demand.  When completed, our growth projects and those of our competitors will impact NGL prices and narrow location differentials between the Mid-Continent and Gulf Coast market centers.  We believe our fractionation, pipelines and storage assets are located strategically, connecting diverse supply areas to market centers.

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

FINANCIAL MARKETS LEGISLATION

The Dodd-Frank Act represents a far-reaching overhaul of the framework for regulation of United States financial markets.  Various regulatory agencies, including the SEC and the CFTC, have proposed regulations for implementation of many of the provisions of the Dodd-Frank Act.  Although the CFTC has issued final regulations for certain provisions of the Dodd-Frank Act, many remain outstanding.  In November 2011, the CFTC published final rules on speculative position limits, which we do not expect to impact directly our current risk-management practices.  In December 2011, the CTFC issued an order that further defers the effective date of the provisions of the Dodd-Frank Act that require a rulemaking, such as definitions of certain terms, until the earlier of the effective date of the final rule defining the reference terms or July 16, 2012.  Until the remaining final regulations are established, we are unable to ascertain how we may be affected by them.  Based on our assessment of the regulations issued to date and those proposed, we expect to be able to continue to participate in financial markets for hedging certain risks inherent in our business, including commodity and interest-rate risks; however, the costs of doing so may increase as a result of the new legislation.  We also may incur additional costs associated with our compliance with the new regulations and anticipated additional record keeping, reporting and disclosure obligations; however, we do not believe the costs will be material.  These requirements could affect adversely market liquidity and pricing of derivative contracts making it more difficult to execute our risk-management strategies in the future.  Also, the anticipated increased costs of compliance by dealers and counterparties likely will be passed on to customers, which could decrease the benefits of hedging to us and could reduce our profitability and liquidity.

ENVIRONMENTAL AND SAFETY MATTERS

Pipeline Safety - We are subject to Pipeline and Hazardous Materials Safety Administration regulations, including integrity-management regulations.  The Pipeline Safety Improvement Act of 2002 requires pipeline companies operating high-pressure pipelines to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated high-consequence areas.  In January 2012, The Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 was signed into law.  The new law increased the maximum penalties for violating federal pipeline safety regulations and directs the DOT and Secretary of Transportation to conduct further review or studies on issues that may or may not be material to us.  These issues include but are not limited to:
•	an evaluation of whether hazardous liquid and natural gas pipeline integrity-management requirements should be expanded beyond current high-consequence areas;
•	a review of all natural gas and hazardous liquid gathering pipeline exemptions;
•	a verification of records for pipelines in Class 3 and 4 locations and high-consequence areas to confirm maximum allowable operating pressures; and
•	a requirement to test pipelines previously untested in high-consequence areas operating above 30 percent yield strength.

The potential capital and operating expenditures related to this legislation, the associated regulations or other new pipeline safety regulations are unknown.

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

Federal, state and regional initiatives to measure and regulate greenhouse gas emissions are under way.  We are monitoring federal and state legislation to assess the potential impact on our operations.  The EPA’s Mandatory Greenhouse Gas Reporting Rule released in September 2009 requires greenhouse gas emissions reporting for affected facilities on an annual basis and requires us to track the emission equivalents for all NGLs delivered to our customers.  Our 2010 total reported emissions was less than 53.2 million metric tons of carbon dioxide equivalents.  This total includes direct emissions from the combustion of fuel in our equipment, such as compressor engines and heaters, and carbon dioxide equivalents from NGL products delivered to customers, as if all such fuel and NGL products were combusted and carbon dioxide injected directly into disposal wells.  The next required reporting period for 2011 greenhouse gas emissions will be due March 31, 2012.  Also, the EPA released a subpart to the Mandatory Greenhouse Gas Reporting Rule that will require the reporting of vented and fugitive emissions of methane from our facilities.  The new requirements began in January 2011, with the first reporting of fugitive emissions due September 30, 2012.  We do not expect the cost to gather this emission data to have a material impact on our results of operations, financial position or cash flows.  In addition, Congress has considered and may consider in the future legislation to reduce greenhouse gas emissions, including carbon dioxide and methane.  At this time, no rule or legislation has been enacted that assesses any costs, fees or expenses on any of these emissions.

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

In addition, the EPA issued a rule on air-quality standards, “National Emission Standards for Hazardous Air Pollutants for Reciprocating Internal Combustion Engines,” also known as RICE NESHAP, with a compliance date in 2013.  The rule will require capital expenditures over the next two years for the purchase and installation of new emissions-control equipment.  We do not expect these expenditures to have a material impact on our results of operations, financial position or cash flows.

On July 28, 2011, the EPA issued a proposed rule package that would change the air emission New Source Performance Standards and Maximum Achievable Control Technology requirements applicable to natural gas production, processing, transmission and underground storage.  The proposed rules would impact emission limits for specific equipment through the use of controls; however, potential costs associated with the proposed rules currently are unknown.

Superfund - The Comprehensive Environmental Response, Compensation and Liability Act, also known as CERCLA or Superfund, imposes liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a hazardous substance into the environment.  These persons include the owner or operator of a facility where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the facility.  Under CERCLA, these persons may be liable for the costs of cleaning up the hazardous substances released into the environment, damages to natural resources and the costs of certain health studies.  In 2011, we received notice from the EPA of potential liability at the U.S. Oil Recovery Superfund Site location in Harris County, Texas.  We are named a potentially responsible party as a result of waste disposal at the now-abandoned site.  We do not expect our current responsibilities under CERCLA, for this facility or any other, to have a material impact on our results of operations, financial position or cash flows.

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

Pipeline Security - Homeland Security’s Transportation Security Administration and the United States Department of Transportation have completed a review and inspection of our “critical facilities” and identified no material security issues.  Also, the Transportation Security Administration has released new pipeline security guidelines that include broader definitions for the determination of pipeline “critical facilities.”  We have reviewed our pipeline facilities according to the new guideline requirements, and there have been no material changes required to date.

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

We participate in the EPA’s Natural Gas STAR Program to reduce voluntarily methane emissions.  We continue to focus on maintaining low rates of lost-and-unaccounted-for methane gas through expanded implementation of best practices to limit the release of methane gas during pipeline and facility maintenance and operations.  Our most recent calculation of our annual lost-and-unaccounted-for natural gas, for all of our business operations, is less than 1 percent of total throughput.

EMPLOYEES

We do not employ directly any of the persons responsible for managing, operating or providing us with services related to our day-to-day business affairs.  We have a service agreement with ONEOK, ONEOK Partners GP and NBP Services (the Services Agreement) under which our operations and the operations of ONEOK and its affiliates can combine or share certain common services in order to operate more efficiently and cost effectively.  Under the Services Agreement, ONEOK provides us an equivalent type and amount of services that it provides to its other affiliates, including those services required to be provided pursuant to our Partnership Agreement.  ONEOK Partners GP operates Guardian Pipeline, Viking Gas Transmission and Midwestern Gas Transmission according to each pipeline’s operating agreement.  ONEOK Partners GP may purchase services from ONEOK and its affiliates pursuant to the terms of the Services Agreement.  As of January 31, 2012, we utilized some or all of the services of 4,795 people in addition to the other resources provided by ONEOK and its affiliates.

INFORMATION AVAILABLE ON OUR WEBSITE

We make available, free of charge, on our website (www.oneokpartners.com) copies of our Annual Reports, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act and reports of holdings of our securities filed by our officers and directors under Section 16 of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.  Copies of our Code of Business Conduct, Governance Guidelines, Partnership Agreement and the written charter of our Audit Committee are also available on our website, and we will provide copies of these documents upon request.  Our website and any contents thereof are not incorporated by reference into this report.

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

RISKS INHERENT IN OUR BUSINESS

Market volatility and capital availability could affect adversely our business.

The capital and credit markets have experienced volatility and disruption in the past.  In many cases during these periods, the capital markets have exerted downward pressure on equity values and reduced the credit capacity for companies.  Our ability to grow could be constrained if we do not have regular access to the capital and credit markets.  Similar or more severe levels of market disruption and volatility may have an adverse affect on us resulting from, but not limited to, disruption of our access to capital and credit markets, difficulty in obtaining financing necessary to expand facilities or acquire assets, increased financing cost and increasingly restrictive covenants.

Our operating results may be affected materially and adversely by unfavorable economic and market conditions.

Economic conditions worldwide have from time to time contributed to slowdowns in the oil and natural gas industry, as well as in the specific segments and markets in which we operate, resulting in reduced demand and increased price competition for our products and services.  Our operating results in one or more geographic regions may also be affected by uncertain or changing economic conditions within that region.  Volatility in commodity prices may have an impact on many of our customers, which, in turn, could have a negative impact on their ability to meet their obligations to us.  If global economic and market conditions (including volatility in commodity markets), or economic conditions in the United States or other key markets, remain uncertain or persist, spread or deteriorate further, we may experience material impacts on our business, financial condition, results of operations and liquidity.

The volatility of natural gas, crude oil and NGL prices could affect adversely our cash flow.

A significant portion of our revenues are derived from the sale of commodities that are received as payment for natural gas gathering and processing services, for the transportation and storage of natural gas, and for the sale of NGL products in our natural gas liquids business.  Commodity prices have been volatile and are likely to continue to be so in the future.  The prices we receive for our commodities are subject to wide fluctuations in response to a variety of factors beyond our control, including, but not limited to the following:
•	overall domestic and global economic conditions;
•	relatively minor changes in the supply of, and demand for, domestic and foreign energy;
•	market uncertainty;
•	the availability and cost of third-party transportation, natural gas processing and NGL fractionation capacity;
•	the level of consumer product demand;
•	geopolitical conditions impacting supply and demand for natural gas, NGLs and crude oil;
•	weather conditions;
•	domestic and foreign governmental regulations and taxes;
•	the price and availability of alternative fuels;
•	speculation in the commodity futures markets;
•	the price of natural gas, crude oil, NGL and liquefied natural gas imports;
•	the effect of worldwide energy conservation measures; and
•	the impact of new supplies, new pipelines, processing and fractionation facilities on location price differentials.

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

The amount of cash we can distribute to our unitholders depends principally upon the cash we generate from our operations, which includes activities with our affiliates.  Because the cash we generate from operations will fluctuate from quarter to quarter, we may not be able to maintain future quarterly distributions at the current level.  Our ability to pay quarterly distributions depends primarily on cash flow, including cash flow from financial reserves and working capital borrowings, and not solely on profitability, which is affected by noncash items.  As a result, we may pay cash distributions during periods when we record net losses and may be unable to pay cash distributions during periods when we record net income.

We do not hedge fully against commodity price changes.  This could result in decreased revenues, increased costs and lower margins, adversely affecting our results of operations.

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

To manage the risk from market fluctuations in natural gas, NGL and crude oil prices, we use physical forward transactions and commodity derivative instruments such as futures contracts, swaps and options.  However, we do not hedge fully against commodity price changes, and we therefore retain some exposure to market risk.  Accordingly, any adverse changes to commodity prices could result in decreased revenue and increased costs.

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

Increases in interest rates could affect adversely our business.

We use both fixed and variable rate debt, and we are exposed to market risk due to the floating interest rates on our short-term borrowings.  From time to time we use interest rate derivatives to hedge interest obligations on specific debt issuances, including anticipated debt issuances.  These hedges may be ineffective and our results of operations, cash flows and financial position could be adversely affected by significant increases in interest rates above current levels.

Our established risk-management policies and procedures may not be effective, and employees may violate our risk management policies.

We have developed and implemented a comprehensive set of policies and procedures that involve both ONEOK Partners GP senior management and the Audit Committee of ONEOK Partners GP Board of Directors to assist us in managing risks.  Our risk policies and procedures are intended to align strategies, processes, people, information technology and business knowledge so that risk is managed throughout the organization.  As conditions change and become more complex, current risk measures may fail to assess adequately the relevant risk due to changes in the market and the presence of risks previously unknown to us.  Additionally, if employees fail to adhere to our policies and procedures or if our policies and procedures are not effective, potentially because of future conditions or risks outside of our control, we may be exposed to greater risk than we had intended.  Ineffective risk-management policies and procedures or violation of risk-management policies and procedures could have an adverse affect on our earnings, financial position or cash flows.

The adoption and implementation of new statutory and regulatory requirements for derivative transactions could have an adverse impact on our ability to hedge risks associated with our business and increase the working capital requirements to conduct these activities.

In July 2010, the Dodd-Frank Act was enacted, which provides for new statutory and regulatory requirements for certain swap transactions.  Certain financial transactions will be required to be cleared on exchanges, and cash collateral will be required for these transactions.  However, the Dodd-Frank Act provides for a potential exemption from these clearing and cash collateral requirements for commercial end-users and includes a number of defined terms that will be used in determining how this exemption applies to particular derivative transactions and to the parties to those transactions.  Additionally, the Dodd-Frank Act calls for various regulatory agencies, including the SEC and the CFTC, to establish regulations for implementation of many of the provisions of the act.  It also requires the CFTC to establish new position trading limits.

We expect to be able to continue to participate in financial markets for hedging certain risks inherent in our business, including commodity and interest-rate risks; however, the costs of doing so may increase as a result of the new legislation.  We may also incur additional costs associated with our compliance with the new regulations and anticipated additional record keeping, reporting and disclosure obligations.  These requirements could affect adversely market liquidity and pricing of derivative contracts making it more difficult to execute our risk-management strategies in the future.  Also, the anticipated increased costs of compliance by dealers and counterparties likely will be passed on to customers, which could decrease the benefits of hedging to us and could reduce our profitability and liquidity.

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

Growing our business by constructing new pipelines and plants or making modifications to our existing facilities subjects us to construction risks and supply risks should adequate natural gas or NGL supplies be unavailable upon completion of the facilities.

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

Acquisitions that appear to be accretive may nevertheless reduce our cash from operations on a per unit basis.

Any acquisition involves potential risks that may include, among other things:
•	inaccurate assumptions about volumes, revenues and costs, including potential synergies;
•	an inability to integrate successfully the businesses we acquire;
•	decrease in our liquidity as a result of our using a significant portion of our available cash or borrowing capacity to finance the acquisition;
•	a significant increase in our interest expense or financial leverage if we incur additional debt to finance the acquisition;
•	the assumption of unknown liabilities for which we are not indemnified, for which our indemnity is inadequate or for which our insurance policies may exclude from coverage;
•	an inability to hire, train or retain qualified personnel to manage and operate the acquired business and assets;
•	limitations on rights to indemnity from the seller;
•	inaccurate assumptions about the overall costs of equity or debt;
•	the diversion of management’s and employees’ attention from other business concerns;
•	unforeseen difficulties operating in new product areas or new geographic areas;
•	increased regulatory burdens;
•	customer or key employee losses at an acquired business; and
•	increased regulatory requirements.

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

Our operations are subject to all of the risks and hazards typically associated with the operation of natural gas and natural gas liquids gathering, transportation and distribution pipelines, storage facilities, and processing and fractionation plants.  Operating risks include, but are not limited to, leaks, pipeline ruptures, the breakdown or failure of equipment or processes, and the performance of pipeline facilities below expected levels of capacity and efficiency.  Other operational hazards and unforeseen interruptions include adverse weather conditions, accidents, explosions, fires, the collision of equipment with our pipeline facilities (for example, this may occur if a third party were to perform excavation or construction work near our facilities) and catastrophic events such as tornados, hurricanes, earthquakes, floods or other similar events beyond our control.  It is also possible that our facilities could be direct targets or indirect casualties of an act of terrorism.  A casualty occurrence might result in injury or loss of life, extensive property damage or environmental damage.  Liabilities incurred and interruptions to the operations of our pipeline or other facilities caused by such an event could reduce revenues generated by us and increase expenses, thereby impairing our ability to meet our obligations.  Insurance proceeds may not be adequate to cover all liabilities or expenses incurred or revenues lost, and we are not fully insured against all risks inherent to our business.

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

Pursuant to a United States Department of Transportation rule, pipeline operators are required to develop integrity-management programs for intrastate and interstate natural gas and natural gas liquids pipelines that could affect high-consequence areas in the event of a release of product.  As defined by applicable regulations, high-consequence areas include areas near the route of a pipeline with high population densities, facilities occupied by persons of limited mobility or outdoor or indoor areas where at least twenty people periodically gather.  The rule requires operators to identify pipeline segments that could impact a high-consequence area; improve data collection, integration and characterization of threats applicable to each segment and implement preventive and mitigating actions; perform ongoing assessments of pipeline integrity; and repair and remediate the pipeline as necessary.  These testing programs could cause us to incur significant capital and operating expenditures to make repairs or remediate, as well as initiate preventive or mitigating actions that are determined to be necessary.

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

The risk of incurring substantial environmental costs and liabilities is inherent in our business.  Our operations are subject to extensive federal, state and local laws and regulations governing the discharge of materials into, or otherwise relating to the protection of, the environment.  Examples of these laws include:

•	the Clean Air Act and analogous state laws that impose obligations related to air emissions;
•	the Clean Water Act and analogous state laws that regulate discharge of wastewater from our facilities to state and federal waters;
•
the federal CERCLA and analogous state laws that regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or locations to which we have sent waste for disposal;

•	the federal Resource Conservation and Recovery Act and analogous state laws that impose requirements for the handling and discharge of solid and hazardous waste from our facilities; and
•	the EPA has issued a rule on air-quality standards, known as RICE NESHAP, with a compliance date in 2013.

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

There is an inherent risk of incurring environmental costs and liabilities in our business due to our handling of the products we gather, transport, process and store, air emissions related to our operations, past industry operations and waste disposal practices, some of which may be material.  Private parties, including the owners of properties through which our pipeline systems pass, may have the right to pursue legal actions to enforce compliance as well as to seek damages for noncompliance with environmental laws and regulations or for personal injury or property damage arising from our operations.  Some sites we operate are located near current or former third-party hydrocarbon storage and processing operations, and there is a risk that contamination has migrated from those sites to ours.  In addition, increasingly strict laws, regulations and enforcement policies could increase significantly our compliance costs and the cost of any remediation that may become necessary, some of which may be material.  Additional information is included under Item 1, Business, under “Environmental and Safety Matters” and in Note M of the Notes to Consolidated Financial Statements in this Annual Report.

Our insurance may not cover all environmental risks and costs or may not provide sufficient coverage in the event an environmental claim is made against us.  Our business may be affected materially and adversely by increased costs due to stricter pollution-control requirements or liabilities resulting from noncompliance with required operating or other regulatory permits.  New environmental regulations might also materially adversely affect our products and activities, and federal and state agencies could impose additional safety requirements, all of which could affect materially our profitability.

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

We believe it is likely that future governmental legislation and/or regulation may require us either to limit greenhouse gas emissions from our operations or to purchase allowances for such emissions that are actually attributable to our NGL customers.  However, we cannot predict precisely what form these future regulations will take, the stringency of the regulations or when they will become effective.  Several legislative bills have been introduced in the United States Congress that would require carbon dioxide emission reductions.  Previously considered proposals have included, among other things, limitations on the amount of greenhouse gases that can be emitted (so called “caps”) together with systems of permitted emissions allowances.  These proposals could require us to reduce emissions, even though the technology is not currently available for efficient reduction, or to purchase allowances for such emissions.  Emissions also could be taxed independently of limits.

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

We may not be able to pass on the higher costs to our customers or recover all costs related to complying with greenhouse gas emission regulatory requirements, which could have a material adverse effect on our results of operations, cash flows or financial condition.

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

Continued development of new supply sources could impact demand.

The discovery of nontraditional natural gas production areas nearer to certain of the market areas that we serve may compete with natural gas originating in production areas connected to our systems.  For example, the Marcellus Shale in Pennsylvania, New York, West Virginia and Ohio, may cause natural gas in supply areas connected to our systems to be diverted to markets other than our traditional market areas and may affect capacity utilization adversely on our pipeline systems and our ability to renew or replace existing contracts at rates sufficient to maintain current revenues and cash flows.  In addition, supply volumes from these nontraditional natural gas production areas may compete with and displace volumes from the Mid-Continent, Rocky Mountains and Canadian supply sources in certain of our markets.  The displacement of natural gas originating in supply areas connected to our pipeline systems by these new supply sources that are closer to the end-use markets could result in lower transportation revenues, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Increased regulation of exploration and production activities, including hydraulic fracturing, could result in reductions or delays in drilling and completing new oil and natural gas wells, which could adversely impact our revenues by decreasing the volumes of unprocessed natural gas transported on our or our joint ventures’ natural gas pipelines.

The natural gas industry is increasingly relying on natural gas supplies from unconventional sources, such as shale, tight sands and coal-bed methane gas.  Natural gas extracted from these sources frequently requires hydraulic fracturing, which involves the pressurized injection of water, sand and chemicals into a geologic formation to stimulate natural gas production.  Recently, there have been initiatives at the federal and state levels to regulate or otherwise restrict the use of hydraulic fracturing, and several states have adopted regulations that impose more stringent permitting, disclosure and well-completion requirements on hydraulic fracturing operations.  Legislation or regulations placing restrictions on hydraulic fracturing activities could impose operational delays, increased operating costs and additional regulatory burdens on exploration and production operators, which could reduce their production of unprocessed natural gas and, in turn, adversely affect our revenues and results of operations by decreasing the volumes of unprocessed natural gas gathered, treated, processed and transported on our or our joint ventures’ natural gas pipelines, several of which gather unprocessed natural gas from areas in which the use of hydraulic fracturing is prevalent.

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

If production from the Western Canada Sedimentary Basin remains flat or declines and demand for natural gas from the Western Canada Sedimentary Basin is greater in market areas other than the Midwestern United States, demand for our interstate transportation services could decrease significantly.

We depend on natural gas supply from the Western Canada Sedimentary Basin for some of our interstate pipelines, primarily Viking Gas Transmission and our investment in Northern Border Pipeline, that transport Canadian natural gas from the Western Canada Sedimentary Basin to the Midwestern United States market area.  If demand for natural gas increases in Canada or other markets not served by our pipelines and/or production remains flat or declines, demand for transportation service on our interstate natural gas pipelines could decrease significantly, which could adversely impact our results of operations and cash flows available for distributions.

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

Our business is subject to regulatory oversight and potential penalties.

The natural gas industry historically has been subject to heavy state and federal regulation that extends to many aspects of our businesses and operations, including:
•	rates, operating terms and conditions of service;
•	the types of services we may offer our customers;
•	construction of new facilities;
•	the integrity, safety and security of facilities and operations;
•	acquisition, extension or abandonment of services or facilities;
•	reporting and information posting requirements;
•	maintenance of accounts and records; and
•	relationships with affiliate companies involved in all aspects of the natural gas and energy businesses.

Compliance with these requirements can be costly and burdensome.  Future changes to laws, regulations and policies in these areas may impair our ability to compete for business or to recover costs and may increase the cost and burden of operations.

We cannot guarantee that state or federal regulators will authorize any projects or acquisitions that we may propose in the future.  Moreover, there can be no guarantee that, if granted, any such authorizations will be made in a timely manner or will be free from potentially burdensome conditions.

Failure to comply with all applicable state or federal statutes, rules and regulations and orders could bring substantial penalties and fines.  For example, under the Energy Policy Act of 2005, the FERC has civil penalty authority under the Natural Gas Act to impose penalties for current violations of up to $1.0 million per day for each violation.

Finally, we cannot give any assurance regarding future state or federal regulations under which we will operate or the effect such regulations could have on our business, financial condition and results of operations.

Our regulated pipelines’ transportation rates are subject to review and possible adjustment by federal and state regulators.

Under the Natural Gas Act, which is applicable to interstate natural gas pipelines, and the Interstate Commerce Act, which is applicable to crude oil and natural gas liquids pipelines, our interstate transportation rates, which are regulated by the FERC, must be just and reasonable and not unduly discriminatory.

Shippers may protest our pipeline tariff filings, and the FERC and or state regulatory agency may investigate tariff rates.  Further, the FERC may order refunds of amounts collected under newly filed rates that are determined by the FERC to be in excess of a just and reasonable level.  In addition, shippers may challenge by complaint the lawfulness of tariff rates that have become final and effective.  The FERC and/or state regulatory agencies may also investigate tariff rates absent shipper complaint.  Any finding that approved rates exceed a just and reasonable level on the natural gas pipelines would take effect prospectively.  In a complaint proceeding challenging natural gas liquids pipeline rates, if the FERC determines existing rates exceed a just and reasonable level, it could require the payment of reparations to complaining shippers for up to two years prior to the complaint.  Any such action by the FERC or a comparable action by a state regulatory agency could affect adversely our pipeline businesses’ ability to charge rates that would cover future increases in costs, or even to continue to collect rates that cover current costs, and provide for a reasonable return.  We can provide no assurance that our pipeline systems will be able to recover all of their costs through existing or future rates.

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

Our operations require skilled and experienced workers with proficiency in multiple tasks.  In recent years, a shortage of workers trained in various skills associated with the midstream energy business has caused us to conduct certain operations without full staff, thus hiring outside resources, which may decrease our productivity and increase our costs.  This shortage of trained workers is the result of experienced workers reaching retirement age, and increased competition for workers in certain areas, combined with the difficulty of attracting new workers to the midstream energy industry.  This shortage of skilled labor could continue over an extended period.  If the shortage of experienced labor continues or worsens, it could have an adverse impact on our labor productivity and costs and our ability to expand production in the event there is an increase in the demand for our products and services, which could adversely affect our operations and cash flows available for distribution to our unitholders.

We are subject to strict regulations at many of our facilities regarding employee safety, and failure to comply with these regulations could affect adversely our financial results.

The workplaces associated with our facilities are subject to the requirements of OSHA and comparable state statutes that regulate the protection of the health and safety of workers.  The failure to comply with OSHA requirements or general industry standards, including keeping adequate records or monitoring occupational exposure to regulated substances, could expose us to civil or criminal liability, enforcement actions, and regulatory fines and penalties and could have a material adverse effect on our business, financial position, results of operations and cash flows.

Measurement adjustments on our pipeline system can be impacted materially by changes in estimation, type of commodity and other factors.

Natural gas and natural gas liquids measurement adjustments occur as part of the normal operating conditions associated with our assets.  The quantification and resolution of measurement adjustments are complicated by several factors including:  (1) the significant quantities (i.e., thousands) of measurement meters that we use throughout our natural gas systems, primarily around our gathering and processing assets; (2) varying qualities of natural gas in the streams gathered and processed through our systems and the mixed nature of NGLs gathered and fractionated; and (3) variances in measurement that are inherent in metering technologies.  Each of these factors may contribute to measurement adjustments that can occur on our systems, which could negatively effect our earnings and cash flows.

A failure in our operational systems or cyber security attacks on any of our facilities, or those of third parties, may affect adversely our financial results.

Our businesses are dependent upon our operational systems to process a large amount of data and complex transactions.  If any of our financial, operational, or other data processing systems fail or have other significant shortcomings, our financial results could be adversely affected.  Our financial results could also be adversely affected if an employee causes our operational systems to fail, either as a result of inadvertent error or by deliberately tampering with or manipulating our operational systems.  In addition, dependence upon automated systems may further increase the risk that operational system flaws, employee tampering or manipulation of those systems will result in losses that are difficult to detect.

Due to increased technology advances, we have become more reliant on technology to help increase efficiency in our businesses.  We use computer programs to help run our financial and operations sectors, and this may subject our business to increased risks.  Any future cyber security attacks that affect our facilities, our customers and any financial data could have a material adverse effect on our businesses.  In addition, cyber attacks on our customer and employee data may result in a financial loss and may negatively impact our reputation.  Third-party systems on which we rely could also suffer operational system failure.  Any of these occurrences could disrupt one or more of our businesses, result in potential liability or reputational damage or otherwise have an adverse affect on our financial results.

We may be unable to cause our joint ventures to take or not to take certain actions unless some or all of our joint-venture participants agree.

We participate in several joint ventures.  Due to the nature of some of these arrangements, each participant in these joint ventures has made substantial investments in the joint venture and, accordingly, has required that the relevant charter documents contain certain features designed to provide each participant with the opportunity to participate in the management of the joint venture and to protect its investment, as well as any other assets which may be substantially dependent on or otherwise affected by the activities of that joint venture.  These participation and protective features customarily include a corporate governance structure that requires at least a majority-in-interest vote to authorize many basic activities and requires a greater voting interest (sometimes up to 100 percent) to authorize more significant activities.  Examples of these more significant activities are large expenditures or contractual commitments, the construction or acquisition of assets, borrowing money or otherwise raising capital, transactions with affiliates of a joint venture participant, litigation and transactions not in the ordinary course of business, among others.  Thus, without the concurrence of joint-venture participants with enough voting interests, we may be unable to cause any of our joint ventures to take or not to take certain actions, even though those actions may be in the best interest of us or the particular joint venture.

Moreover, any joint-venture owner generally may sell, transfer or otherwise modify its ownership interest in a joint venture, whether in a transaction involving third parties or the other joint-venture owners.  Any such transaction could result in us being required to partner with different or additional parties.

We are exposed to the credit risk of our customers or counterparties, and our credit risk management may not be adequate to protect against such risk.

We are subject to the risk of loss resulting from nonpayment and/or nonperformance by our customers and counterparties.  Our customers or counterparties may experience deterioration of their financial condition as a result of changing market conditions or financial difficulties that could impact their creditworthiness or ability to pay us for our services.  We assess the creditworthiness of our customers and counterparties and obtain collateral as we deem appropriate.  If we fail to assess adequately the creditworthiness of existing or future customers or counterparties, unanticipated deterioration in their creditworthiness and any resulting nonpayment and/or nonperformance could adversely impact our results of operations.  In addition, if any of our customers or counterparties file for bankruptcy protection, this could have a material negative impact on our results of operations.

An impairment of goodwill, long-lived assets, including intangible assets, and equity-method investments could reduce our earnings.

Goodwill is recorded when the purchase price of a business exceeds the fair market value of the tangible and separately measurable intangible net assets.  GAAP requires us to test goodwill and intangible assets with indefinite useful lives for impairment on an annual basis or when events or circumstances occur indicating that goodwill might be impaired.  Long-lived assets, including intangible assets with finite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  For the investments we account for under the equity method, the impairment test considers whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary.  If we determine that an impairment is indicated, we would be required to take an immediate noncash charge to earnings with a correlative effect on equity and balance sheet leverage as measured by debt to total capitalization.

We may engage in acquisitions, divestitures and other strategic transactions, the success of which may impact our results of operations.

We may engage in acquisitions, divestitures and other strategic transactions.  If we are unable to integrate successfully businesses that we acquire with our existing business, our results of operations may be affected materially and adversely.  Similarly, we may from time to time divest portions of our business, which may also affect materially and adversely our results of operations.

RISKS INHERENT IN AN INVESTMENT IN US

ONEOK’s sale of substantial amounts of common units could reduce the market price of our common units.

ONEOK and its affiliates own all of the Class B units, 11,800,000 common units and the entire 2-percent general partner interest in us, which together constituted a 42.8-percent ownership interest in us as of December 31, 2011.  The Class B units are eligible to convert into common units on a one-for-one basis at ONEOK’s option.  ONEOK may, from time to time, sell all or a portion of its common units.  Sales of substantial amounts of its common units or other types of units, or the anticipation of such sales, could lower the market price of our common units and may make it more difficult for us to sell our equity securities in the future at a time and price that we deem appropriate.

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

Furthermore, if unitholders are dissatisfied with the performance of our general partner, it may be difficult to remove ONEOK Partners GP or its officers or directors.  ONEOK Partners GP may not be removed except upon the affirmative vote of the holders of at least two thirds of our outstanding units voting together as a single class (excluding units held by ONEOK Partners GP and its affiliates).  As a result of this provision, the trading price of our common units may be lower than other forms of equity ownership because of the absence or reduction of a takeover premium in the trading price.

We do not operate all of our assets nor do we employ directly any of the persons responsible for providing us with administrative, operating and management services.  This reliance on others to operate our assets and to provide other services could adversely affect our business and operating results.

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

Our Partnership Agreement contains provisions that reduce the standards to which our general partner would otherwise be held by state fiduciary duty law.  For example, our Partnership Agreement:
•
permits our general partner to make a number of decisions considering only the interests and factors beneficial to itself or its parent, ONEOK, that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or any limited partner.  Examples include the exercise of its limited call right, its voting rights with respect to the units it owns, its registration rights and its determination (through its Board of Directors) whether or not to consent to any merger or consolidation of us;

•
provides that our general partner will not have any liability to us or our unitholders for decisions made in its capacity as general partner so long as it acted in “good faith,” meaning it believed the decision was in, or not inconsistent with, our best interests;

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

ONEOK owns 100 percent of our general partner interest, and as a result of our February 2010 public offering of common units, ONEOK and its subsidiaries own a 42.8-percent aggregate equity interest in us.  Our Partnership Agreement limits any fiduciary duties owed by our general partner and ONEOK to those duties that are stated specifically in our Partnership Agreement.  Although ONEOK, through the Board of Directors of our general partner, has an obligation to manage us in a manner that is in, or not inconsistent with, our best interests, the Board of Directors of ONEOK has a fiduciary duty to manage our general partner in a manner beneficial to ONEOK.  Seven of the 11 members of the Board of Directors of our general partner are either members of ONEOK’s Board of Directors or executive management of ONEOK.  Four independent members and one management member of the Board of Directors of our general partner are also members of ONEOK’s Board of Directors, with the management member being the only management member of ONEOK’s Board of Directors.  Conflicts of interest may arise between ONEOK and its other affiliates and between us and our unitholders.  In resolving these conflicts, our general partner may determine that the transaction is “fair and reasonable” to us, without the agreement of any other party, including the Audit Committee.  In that regard, our general partner may favor its own interests and the interests of its other affiliates over the interests of our unitholders, as long as it does not take action that conflicts with our Partnership Agreement.  These conflicts include, among others, the following situations:
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

Any reduction in our credit ratings could affect materially and adversely our business, financial condition, liquidity and results of operations.

Our senior unsecured long-term debt and commercial paper program have been assigned an investment-grade rating of “Baa2” (Stable) and Prime-2, respectively, by Moody’s and “BBB” (Stable) and A2, respectively, by S&P.  We cannot provide assurance that any of our current ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances in the future so warrant.  Specifically, if Moody’s or S&P were to downgrade our long-term debt or commercial paper program rating, particularly below investment grade, our borrowing costs would increase, which would affect adversely our financial results, and our potential pool of investors and funding sources could decrease.  Ratings from credit agencies are not recommendations to buy, sell or hold our securities.  Each rating should be evaluated independently of any other rating.

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

The indentures governing our senior notes include an event of default upon the acceleration of other indebtedness of $100 million or more.  Such an event of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding senior notes to declare those senior notes immediately due and payable in full.  We may not have sufficient cash on hand to repurchase and repay any accelerated senior notes, which may cause us to borrow money under our credit facilities or seek alternative financing sources to finance the repayments and repurchases.  We could also face difficulties accessing capital or our borrowing costs could increase, impacting our ability to obtain financing for acquisitions or capital expenditures, to refinance indebtedness and to fulfill our debt obligations.

Our indebtedness could impair our financial condition and our ability to fulfill our obligations.

As of December 31, 2011, we had total indebtedness of approximately $3.9 billion.  Our indebtedness could have significant consequences.  For example, it could:
•
make it more difficult for us to satisfy our obligations with respect to our senior notes and our other indebtedness, which could in turn result in an event of default on such other indebtedness or our senior notes;

•	impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general business purposes;
•	diminish our ability to withstand a downturn in our business or the economy;
•
require us to dedicate a substantial portion of our cash flow from operations to debt-service payments, thereby reducing the availability of cash for working capital, capital expenditures, acquisitions, distributions to partners and general partnership purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
•	place us at a competitive disadvantage compared to our competitors that have proportionately less debt.

We are not prohibited under the indentures governing our senior notes from incurring additional indebtedness, but our debt agreements do subject us to certain operational limitations summarized in the next paragraph.  Our incurrence of significant additional indebtedness would exacerbate the negative consequences mentioned above and could affect adversely our ability to repay our senior notes and other indebtedness.

Our debt agreements contain provisions that restrict our ability to finance future operations or capital needs or to expand or pursue our business activities.  For example, certain of these agreements contain provisions that, among other things, limit our ability to make loans or investments, make material changes to the nature of our business, merge, consolidate or engage in asset sales, or grant liens or make negative pledges.  Certain agreements also require us to maintain certain financial ratios, which limit the amount of additional indebtedness we can incur.  For example, our Partnership Credit Agreement contains a legal covenant requiring us to maintain a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our Partnership Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5 to 1.

These restrictions could result in higher costs of borrowing and impair our ability to generate additional cash.   Future financing agreements we may enter into may contain similar or more restrictive covenants.

If we are unable to meet our debt-service obligations, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell assets.  We may be unable to obtain financing, raise equity or sell assets on satisfactory terms, or at all.

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

If at any time our general partner and its affiliates own 80 percent or more of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price.  As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment.  Unitholders also may incur a tax liability upon the sale of their units.  Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right.  There is no restriction in our Partnership Agreement that prevents our general partner from issuing additional common units and exercising its call right.  If our general partner exercised its limited call right, the effect would be to take us private and, if the units subsequently were deregistered, we would no longer be subject to the reporting requirements of the Exchange Act.

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

As a limited partner in a limited partnership organized under Delaware law, unitholders could be held liable for our obligations to the same extent as a general partner if they participate in the “control” of our business.  Our general partner generally has unlimited liability for our obligations, such as our debts and environmental liabilities, except for our contractual obligations that are made expressly without recourse to our general partner.  In addition, the Delaware Revised Uniform Limited Partnership Act provides that, under some circumstances, a unitholder may be liable to us for the amount of a distribution for a period of three years from the date of the distribution.  The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been established clearly in some of the states in which we do business.

A court may use fraudulent conveyance considerations to avoid or subordinate the Intermediate Partnership’s guarantee of certain of our senior notes.

Various applicable fraudulent conveyance laws have been enacted for the protection of creditors. In a recent Florida bankruptcy case, a court ruled that certain guarantees were unenforceable due to fraudulent conveyance laws, among other factors.  Similarly, a court may use fraudulent conveyance laws to subordinate or avoid the guarantee of certain of our senior notes issued by the Intermediate Partnership.  It is also possible that under certain circumstances a court could hold that the direct obligations of the Intermediate Partnership could be superior to the obligations under that guarantee.

A court could avoid or subordinate the Intermediate Partnership’s guarantee of certain of our senior notes in favor of the Intermediate Partnership’s other debts or liabilities to the extent that the court determined either of the following were true at the time the Intermediate Partnership issued the guarantee:
•
the Intermediate Partnership incurred the guarantee with the intent to hinder, delay or defraud any of its present or future creditors or the Intermediate Partnership contemplated insolvency with a design to favor one or more creditors to the total or partial exclusion of others; or

•	the Intermediate Partnership did not receive fair consideration or reasonable equivalent value for issuing the guarantee and, at the time it issued the guarantee, the Intermediate Partnership:
-	was insolvent or rendered insolvent by reason of the issuance of the guarantee;
-	was engaged or about to engage in a business or transaction for which its remaining assets constituted unreasonably small capital; or
-	intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they matured.

The measure of insolvency for purposes of the foregoing will vary depending upon the law of the relevant jurisdiction. Generally, however, an entity would be considered insolvent for purposes of the foregoing if:
•	the sum of its debts, including contingent liabilities, were greater than the fair saleable value of all of its assets at a fair valuation;
•
the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they become due.

Among other things, a legal challenge of the Intermediate Partnership’s guarantee of certain of our senior notes on fraudulent conveyance grounds may focus on the benefits, if any, realized by the Intermediate Partnership as a result of our issuance of such senior notes.  To the extent the Intermediate Partnership’s guarantee of certain of our senior notes is avoided as a result of fraudulent conveyance or held unenforceable for any other reason, the holders of such senior notes would cease to have any claim in respect of the guarantee.

Our operating cash flow is derived partially from cash distributions we receive from our unconsolidated affiliates.

Our operating cash flow is derived partially from cash distributions we receive from our unconsolidated affiliates, as discussed in Footnote K of the Notes to Consolidated Financial Statements.  The amount of cash that our unconsolidated affiliates can distribute principally depends upon the amount of cash flow these affiliates generate from their respective operations, which may fluctuate from quarter to quarter.  We do not have any direct control over the cash distribution policies of our unconsolidated affiliates.  This lack of control may contribute to our not having sufficient available cash each quarter to continue paying distributions at our current levels.

Additionally, the amount of cash that we have available for cash distribution depends primarily upon our cash flow, including cash flow from financial reserves and working capital borrowings, and is not solely a function of profitability, which will be affected by noncash items such as depreciation, amortization and provisions for asset impairments.  As a result, we may be able to make cash distributions during periods when we record losses and may not be able to make cash distributions during periods when we record net income.

The credit and risk profile of ONEOK Partners GP and its owner could affect adversely our credit ratings and profile.

The credit and business risk profiles of ONEOK Partners GP, and of ONEOK as the owner of ONEOK Partners GP, may be factors in credit evaluations of us as a publicly traded limited partnership due to the significant influence of ONEOK Partners GP and ONEOK over our business activities, including our cash distributions, acquisition strategy and business risk profile.  Another factor that may be considered is the financial condition of ONEOK Partners GP and its owner, including the degree of their financial leverage and their dependence on cash flow from the Partnership to service their indebtedness.

ONEOK is dependent on the cash distributions from its general and limited partner equity interests in us to service indebtedness.  Any distributions by us to ONEOK will be made only after satisfying our then current obligations to our creditors.  Although we have taken certain steps in our organizational structure, financial reporting and contractual relationships to reflect the separateness of us from the entity that controls ONEOK Partners GP (i.e., ONEOK), our credit ratings and business-risk profile could be affected adversely if the ratings and risk profiles of such entities were viewed as substantially lower or riskier than ours.

The right to receive payments on our outstanding debt securities and subsidiary guarantees is unsecured and will be effectively subordinated to our existing and future secured indebtedness as well as to any existing and future indebtedness of our subsidiaries that do not guarantee the senior notes.

Our debt securities are effectively subordinated to claims of our secured creditors and the guarantees are effectively subordinated to the claims of our secured creditors as well as the secured creditors of our subsidiary guarantors.  Although many of our operating subsidiaries have guaranteed such debt securities, the guarantees are subject to release under certain circumstances, and we may have subsidiaries that are not guarantors.  In that case, the debt securities would be effectively subordinated to the claims of all creditors, including trade creditors and tort claimants, of our subsidiaries that are not guarantors.  In the event of the insolvency, bankruptcy, liquidation, reorganization, dissolution or winding up of the business of a subsidiary that is not a guarantor, creditors of that subsidiary would generally have the right to be paid in full before any distribution is made to us or the holders of the debt securities.

The ability to transfer our debt securities may be limited by the absence of a trading market.

We do not currently intend to apply for listing of our debt securities on any securities exchange or stock market.  The liquidity of any market for our debt securities will depend on the number of holders of those debt securities, the interest of securities dealers in making a market in those debt securities and other factors.  Accordingly, we can give no assurance as to the development or liquidity of any market for the debt securities.

TAX RISKS

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states.  If the IRS were to treat us as a corporation for federal income tax purposes or if we were to become subject to a material amount of entity-level taxation for state tax purposes, then our cash available for distribution to our common unitholders would be reduced substantially.

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes.  We have not requested, and do not plan to request, a ruling from the IRS on this matter.

Despite the fact that we are a limited partnership under Delaware law, it is possible, in certain circumstances, for a partnership such as ours to be treated as a corporation for federal income tax purposes.  If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35 percent, and would likely pay additional state income taxes at varying rates.  Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to our unitholders.  Because a tax would be imposed upon us as a corporation, the cash available for distributions to our common unitholders would be reduced substantially.  Therefore, if we were treated as a corporation for federal income tax purposes, there would be a material reduction in the anticipated free cash flow and after-tax return to our common unitholders, likely causing a substantial reduction in the value of our common units.

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

The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time.  Recently, members of the United States Congress considered substantive changes to the existing federal income tax laws that would have affected the tax treatment of certain publicly traded partnerships.  Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively.  We are unable to predict whether any of these changes or any other proposals will be enacted ultimately.  Any such changes could impact negatively the value of an investment in our common units and the amount of cash available for distribution to our unitholders.

An IRS contest of the federal income tax positions we take may adversely impact the market for our common units, and the costs of any IRS contest will reduce our cash available for distribution to our unitholders.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes.  The IRS may adopt positions that differ from the federal income tax positions we take, and such positions may not ultimately be sustained.  It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take.  A court may not agree with some or all of the positions we take.  Any contest with the IRS may impact adversely the taxable income reported to our unitholders and the income taxes they are required to pay.  As a result, any such contest with the IRS may impact materially and adversely the market for our common units and the price at which they trade.  In addition, the costs of any such contest with the IRS will be borne indirectly by our unitholders and our general partner because such costs will reduce our cash available for distribution.

A unitholder’s share of our income will be taxable to the unitholder for federal income tax purposes even if the unitholder does not receive any cash distributions from us.

Because our unitholders will be treated as partners to whom we will allocate taxable income, which will be affected by noncash items and could be different in amount than the cash we distribute, a unitholder’s share of our taxable income will be taxable to the unitholder, which may require the payment of federal income taxes and, in some cases, state and local income taxes on the unitholder’s share of our taxable income, even if the unitholder receives no cash distributions from us.  A unitholder may not receive cash distributions from us equal to the unitholder’s share of our taxable income or even equal to the actual tax liability that results from that income.

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

In addition, the federal income tax liability of a unitholder could be increased if we dispose of assets or make a future offering of units and use the proceeds in a manner that does not produce substantial additional deductions, such as to repay indebtedness currently outstanding or to acquire property that is not eligible for depreciation or amortization for federal income tax purposes or that is depreciable or amortizable at a rate significantly slower than the rate currently applicable to the our assets.

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

We will treat each purchaser of units as having the same tax benefits without regard to the units purchased.  The IRS may challenge this treatment, which could affect adversely the value of the common units.

Because we cannot match transferors and transferees of common units, we have adopted depreciation and amortization positions that may not conform to all aspects of existing Treasury regulations.  A successful IRS challenge to those positions could affect adversely the amount of tax benefits available to unitholders.  It also could affect the timing of these tax benefits or the amount of gain from a unitholder’s sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to a unitholder’s tax returns.

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

We determine our depreciation and cost-recovery allowances using federal income tax methods and may use methods that result in the largest deductions being taken in the early years after assets are placed in service.  Some of the states in which we do business or own property may not conform to these federal depreciation methods.  A successful challenge to these methods could affect adversely the amount of taxable income or loss being allocated to our unitholders for state tax purposes.  It also could affect the amount of gain from a unitholder’s sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to the unitholder’s state tax returns.  It is each unitholder’s responsibility to file all United States federal, state and local tax returns and foreign tax returns, as applicable.  Our legal counsel has not rendered an opinion on the state and local tax consequences of an investment in our common units.

Some of the states in which we do business or own property may require us to, or we may elect to, withhold a percentage of income from amounts to be distributed to a unitholder who is not a resident of the state.  Withholding the amount of which may be greater or less than a particular unitholder’s income tax liability to the state generally does not relieve the nonresident unitholder from the obligation to file an income tax return.  Amounts withheld may be treated as if distributed to unitholders for purposes of determining the amounts distributed by us.

The sale or exchange of 50 percent or more of our capital and profits interests during any 12-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have technically terminated our partnership for federal income tax purposes if there is a sale or exchange of 50 percent or more of the total interests in our capital and profits within a 12-month period.  For purposes of determining whether the 50-percent threshold has been met, multiple sales of the same interest will be counted only once.  Our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if relief was not available, as described below) for one fiscal year and could also result in a deferral of depreciation deductions allowable in computing our taxable income.  In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may result in more than 12 months of our taxable income or loss being included in the unitholder’s taxable income for the year of termination.  Our technical termination would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership and would be required to make new tax elections, and we could be subject to penalties if we are unable to determine that a technical termination occurred.

The IRS has announced recently a publicly traded partnership technical termination relief procedure, whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership will only have to provide one Schedule K-1 to unitholders for the year, notwithstanding two partnership tax years resulting from the technical termination.

We have adopted certain valuation methodologies that may result in a shift of income, gain, loss and deduction between the general partner and the unitholders.  The IRS may challenge this treatment, which could affect adversely the value of our common units.

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

A successful IRS challenge to these methods or allocations could affect adversely the amount of taxable income or loss being allocated to our unitholders.  It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

A unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of those units.  If so, the unitholder would no longer be treated for federal income tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

Because a unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of the loaned units, the unitholder may no longer be treated for federal income tax purposes as a partner with respect to those units during the period of the loan to the short seller, and the unitholder may recognize gain or loss from such disposition.  Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder, and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income.  Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Natural Gas Gathering and Processing

Property - Our Natural Gas Gathering and Processing segment owns the following assets:
•	approximately 10,300 miles and 5,600 miles of natural gas gathering pipelines in the Mid-Continent and Rocky Mountain regions, respectively;
•
nine natural gas processing plants, with approximately 645 MMcf/d of processing capacity, in the Mid-Continent region, and five natural gas processing plants, with approximately 215 MMcf/d of processing capacity, in the Rocky Mountain region; and

•	approximately 24 MBbl/d of natural gas liquids fractionation capacity at various natural gas processing plants in the Mid-Continent and Rocky Mountain regions.

Utilization - The utilization rates for our natural gas processing plants were approximately 71 percent and 69 percent for 2011 and 2010, respectively.

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

Utilization - Our natural gas pipelines were approximately 83 percent and 87 percent subscribed for 2011 and 2010, respectively, and our storage facilities were fully subscribed both years.

Natural Gas Liquids

Property - Our Natural Gas Liquids segment owns the following assets:
•	approximately 2,500 miles of natural gas liquids gathering pipelines with peak gathering capacity of approximately 629 MBbl/d;
•	approximately 160 miles of natural gas liquids distribution pipelines with peak transportation capacity of approximately 66 MBbl/d;
•	approximately 780 miles of FERC-regulated natural gas liquids gathering pipelines with peak capacity of approximately 213 MBbl/d;
•	approximately 3,500 miles of FERC-regulated natural gas liquids and refined petroleum products distribution pipelines with peak capacity of 708 MBbl/d;
•	two natural gas liquids fractionators with combined operating capacity of approximately 260 MBbl/d, which are located in Oklahoma and Kansas;
•	a natural gas liquids fractionator with operating capacity of 150 MBbl/d located at the Bushton facility in Kansas, a portion of which prior to June 30, 2011, was leased through an affiliate;
•	80-percent ownership interest in one natural gas liquids fractionator in Texas with our proportional share of operating capacity of approximately 128 MBbl/d;

•	interest in one natural gas liquids fractionator in Kansas with our proportional share of operating capacity of approximately 11 MBbl/d;
•	one isomerization unit in Kansas with operating capacity of 9 MBbl/d;
•	six natural gas liquids storage facilities in Oklahoma, Kansas and Texas with operating storage capacity of approximately 23.2 MMBbl;
•	eight natural gas liquids product terminals in Missouri, Nebraska, Iowa and Illinois; and
•
above- and below-ground storage facilities associated with our FERC-regulated natural gas liquids pipeline operations in Iowa, Illinois, Nebraska and Kansas with combined operating capacity of 978 MBbl.

In addition, we lease approximately 2.5 MMBbl of combined NGL storage capacity at facilities in Kansas and Texas.

Utilization - The utilization rates for our various assets, including leased assets, for 2011 and 2010, respectively, were as follows:
•	our non-FERC-regulated natural gas liquids pipelines were approximately 71 percent and 56 percent;
•	our FERC-regulated natural gas liquids gathering pipelines were approximately 97 percent and 70 percent;
•	our FERC-regulated natural gas liquids distribution pipelines were approximately 65 percent and 63 percent;
•	our average contracted natural gas liquids storage volumes were approximately 63 percent and 64 percent of storage capacity; and
•	our natural gas liquids fractionators were approximately 89 percent and 93 percent.

We calculate utilization rates using a weighted-average approach, adjusting for the dates that assets were placed in service.  The utilization rates of our FERC-regulated natural gas liquids gathering pipelines reflect Overland Pass Pipeline and its related lateral pipelines until Overland Pass Pipeline Company was deconsolidated in September 2010.  Our fractionation utilization rate reflects approximate proportional capacity associated with our ownership interests.

ITEM 3.	LEGAL PROCEEDINGS

Thomas F. Boles, et al. v. El Paso Corporation, et al. (f/k/a Will Price, et al. v. Gas Pipelines, et al.,  f/k/a Quinque Operating Company, et al. v. Gas Pipelines, et al.), 26th Judicial District, District Court of Stevens County, Kansas, Civil Department, Case No. 99C30 (“Boles I”).  Plaintiffs brought suit on May 28, 1999, against ONEOK and its division, Oklahoma Natural Gas, four of our subsidiaries, Mid-Continent Market Center, L.L.C., ONEOK Field Services Company, L.L.C., ONEOK WesTex Transmission, L.L.C. and ONEOK Hydrocarbon, L.P. (formerly Koch Hydrocarbon, LP, successor to Koch Hydrocarbon Company), as well as approximately 225 other defendants.  Plaintiffs sought class certification for their claims for monetary damages, alleging that the defendants had underpaid gas producers and royalty owners throughout the United States by intentionally understating both the volume and the heating content of purchased gas.  After extensive briefing and a hearing, the Court refused to certify the class sought by plaintiffs.  Plaintiffs then filed an amended petition limiting the purported class to gas producers and royalty owners in Kansas, Colorado and Wyoming and limiting the claim to undermeasurement of volumes.  On September 18, 2009, the Court denied the plaintiffs' motions for class certification, which, in effect, limits the named plaintiffs to pursuing individual claims against only those defendants who purchased or measured their gas.  The plaintiffs’ motion for reconsideration of the Court’s denial of class certification was denied on March 31, 2010.  This case continues but it is now limited to the individual claims of the two named plaintiffs.

Thomas F. Boles, et al. v. El Paso Corporation, et al. (f/k/a Will Price and Stixon Petroleum, et al. v. Gas Pipelines, et al.), 26th Judicial District, District Court of Stevens County, Kansas, Civil Department, Case No. 03C232 (“Boles II”).  This action was filed by the plaintiffs on May 12, 2003, after the Court denied class status in Boles I. Plaintiffs are seeking monetary damages based upon a claim that 21 groups of defendants, including ONEOK and its division, Oklahoma Natural Gas, four of our subsidiaries, Mid-Continent Market Center, L.L.C., ONEOK Field Services Company, L.L.C., ONEOK WesTex Transmission, L.L.C. and ONEOK Hydrocarbon, L.P. (formerly Koch Hydrocarbon, LP, successor to Koch Hydrocarbon Company), intentionally underpaid gas producers and royalty owners by understating the heating content of purchased gas in Kansas, Colorado and Wyoming.  Boles II has been consolidated with Boles I for the determination of whether either or both cases may be certified properly as class actions.  On September 18, 2009, the Court denied the plaintiffs' motions for class certification, which, in effect, limits the named plaintiffs to pursuing individual claims against only those defendants who purchased or measured their gas.  The plaintiffs’ motion for reconsideration of the Court’s denial of class certification was denied on March 31, 2010.  This case continues but it is now limited to the individual claims of the two named plaintiffs.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

In July 2011, a two-for-one split of our common and Class B units was completed, and our Partnership Agreement was amended to adjust the formula for distributing available cash among our general partner and limited partners to reflect the unit split.  As a result, we have adjusted all unit and per-unit amounts contained herein to be presented on a post-split basis.

MARKET INFORMATION AND HOLDERS

Our equity consists of a 2-percent general partner interest and a 98-percent limited partner interest.  Our limited partner interests are represented by our common units, which are listed on the NYSE under the trading symbol “OKS,” and our Class B limited partner units.  The following table sets forth the high and low closing prices of our common units for the periods indicated:

	Year Ended		Year Ended
	December 31, 2011		December 31, 2010
	High	Low	High	Low
First Quarter	$41.83	$39.42	$33.34	$28.99
Second Quarter	$43.18	$40.00	$32.67	$27.98
Third Quarter	$46.62	$37.74	$37.46	$31.79
Fourth Quarter	$57.94	$45.05	$40.76	$37.25

At February 14, 2012, there were 659 holders of record of our 130,827,354 outstanding common units.  ONEOK and its affiliates own all of the Class B units, 11,800,000 common units and the entire 2-percent general partner interest in us, which together constituted a 42.8-percent ownership interest in us.

CASH DISTRIBUTIONS

The following table sets forth the quarterly cash distribution declared and paid on each of our common and Class B units during the periods indicated:
	Years Ended December 31,
	2011	2010	2009
First Quarter	$0.570	$0.550	$0.540
Second Quarter	$0.575	$0.555	$0.540
Third Quarter	$0.585	$0.560	$0.540
Fourth Quarter	$0.595	$0.565	$0.545

In January 2012, our general partner declared a cash distribution of $0.61 per unit ($2.44 per unit on an annualized basis) for the fourth quarter of 2011, which was paid on February 14, 2012, to unitholders of record as of January 31, 2012.

CASH DISTRIBUTION POLICY

We make distributions to our partners with respect to each calendar quarter in an amount equal to 100 percent of available cash, as defined in our Partnership Agreement, within 45 days following the end of each quarter.  Available cash generally consists of all cash receipts less adjustments for cash disbursements and net changes to reserves.  Available cash will generally be distributed to our general partner and limited partners according to their partnership percentages of 2 percent and 98 percent, respectively.  Our general partner’s percentage interest in quarterly distributions is increased after certain specified target levels are met during the quarter.  Under the incentive distribution provisions, our general partner receives:
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

We paid cash distributions to our general and limited partners of $609.4 million, $563.2 million and $500.3 million for 2011, 2010 and 2009, respectively, which included an incentive distribution to our general partner of $123.4 million, $103.5 million and $84.7 million for 2011, 2010 and 2009, respectively.  Additional information about our cash distributions is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, under “Liquidity and Capital Resources,” and Item 13, Certain Relationships and Related Transactions, and Director Independence.

PERFORMANCE GRAPH

The following performance graph compares the performance of our common units with the S&P 500 Index and the Alerian MLP Index during the period beginning on December 31, 2006, and ending on December 31, 2011.  The graph assumes a $100 investment in our common units and in each of the indices at the beginning of the period and a reinvestment of distributions/dividends paid on such investments throughout the period.

Value of $100 Investment Assuming Reinvestment of Distributions/Dividends
at December 31, 2006, and at the End of Every Year Through December 31, 2011,
Among ONEOK Partners, L.P., the S&P 500 Index and the Alerain MLP Index

	Cumulative Total Return
	Years Ended December 31,
	2007	2008	2009	2010	2011

ONEOK Partners, L.P.	$102.65	$82.11	$122.20	$166.55	$255.03
S&P 500 Index	$105.49	$66.47	$84.06	$96.74	$98.76
Alerian MLP Index (a)	$112.68	$71.26	$125.70	$170.83	$194.62
(a) - The Alerian MLP Index measures the composite performance of the 50 most prominent energy master limited partnerships.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for the periods indicated:
	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In millions of dollars, except per unit data)
Revenues	$11,322.6	$8,675.9	$6,474.5	$7,720.2	$5,831.6
Net income	$830.9	$473.3	$434.7	$626.1	$408.2
Net income attributable to ONEOK Partners, L.P.	$830.3	$472.7	$434.4	$625.6	$407.7
Limited partners' net income per unit	$3.35	$1.75	$1.80	$3.01	$2.11
Distributions paid per common unit (a)	$2.325	$2.230	$2.165	$2.105	$1.990
Total assets	$8,946.7	$7,920.1	$7,953.3	$7,254.3	$6,112.1
Long-term debt, including current maturities	$3,876.6	$2,818.5	$3,084.0	$2,601.4	$2,617.3
(a) - Class B unitholders received the same distribution as common unitholders.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our “Description of the Business” in Item 1, Business, and our audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements in this Annual Report.

RECENT DEVELOPMENTS

The following discussion highlights some of our planned activities, recent achievements and significant issues affecting us.  Please refer to the “Financial Results and Operating Information” and “Liquidity and Capital Resources” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operation, our Consolidated Financial Statements and Notes to Consolidated Financial Statements for additional information.

Growth Projects - Drilling rig counts are higher compared with 2010, and related development activities continue to progress in many regions of our operations.  We expect continued development of the reserves in the Bakken Shale and Three Forks formations in the Williston Basin and in the Cana-Woodford Shale, Granite Wash and Mississippian Lime areas in the Mid-Continent region.  Increasing natural gas and NGL production resulting from these activities and higher petrochemical industry demand for NGL products have required additional capital investments to increase the capacity of our infrastructure to bring these commodities from supply basins to market.  In response to this increased production and demand for NGL products, we are investing approximately $2.7 billion to $3.3 billion in new capital projects to meet the needs of oil and natural gas producers in the Bakken Shale, the Cana-Woodford Shale and the Granite Wash areas, and for additional NGL infrastructure in the Rockies, Mid-Continent and Gulf Coast regions that will enhance the distribution of NGL products to meet the increasing petrochemical industry and NGL export demand, which, when completed, are anticipated to provide additional earnings and cash flows.

See discussion of these growth projects in the “Financial Results and Operating Information” section in our Natural Gas Gathering and Processing and Natural Gas Liquids segments.

Cash Distributions - During 2011, we paid cash distributions totaling $2.325 per unit, an increase of approximately 4.3 percent over the $2.23 per unit paid during 2010.  In January 2012, our general partner declared a cash distribution of $0.61 per unit ($2.44 per unit on an annualized basis), an increase of approximately 7.0 percent over the $0.57 declared in January 2011.

Debt Issuance and Maturity - In January 2011, we completed an underwritten public offering of $1.3 billion of senior notes, consisting of $650 million of 3.25-percent senior notes due 2016 and $650 million of 6.125-percent senior notes due 2041.  The net proceeds from the offering of approximately $1.28 billion were used to repay amounts outstanding under our commercial paper program, to repay the $225 million principal amount of senior notes in March 2011 and for general partnership purposes, including capital expenditures.

Unit Split - In July 2011, we completed a two-for-one split of our common and Class B units by a distribution of one unit for each unit outstanding and held by unitholders of record on June 30, 2011.  In July 2011, the Partnership Agreement was amended to adjust the formula for distributing available cash among our general partner and limited partners to reflect the unit split.  We have adjusted all unit and per-unit amounts contained herein to be presented on a post-split basis.

Partnership 2011 Credit Agreement - On August 1, 2011, we entered into the Partnership 2011 Credit Agreement, which replaced the Partnership Credit Agreement.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

The following table sets forth certain selected consolidated financial results for the periods indicated:

				Variances		Variances
	Years Ended December 31,			2011 vs. 2010		2010 vs. 2009
Financial Results	2011	2010	2009	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Revenues	$11,322.6	$8,675.9	$6,474.5	$2,646.7	31%	$2,201.4	34%
Cost of sales and fuel	9,745.2	7,531.0	5,355.2	2,214.2	29%	2,175.8	41%
Net margin	1,577.4	1,144.9	1,119.3	432.5	38%	25.6	2%
Operating costs	459.4	403.5	411.3	55.9	14%	(7.8)	(2%)
Depreciation and amortization	177.5	173.7	164.1	3.8	2%	9.6	6%
Gain (loss) on sale of assets	(1.0)	18.6	2.7	(19.6)	*	15.9	*
Operating income	$939.5	$586.3	$546.6	$353.2	60%	$39.7	7%

Equity earnings from investments	$127.2	$101.9	$72.7	$25.3	25%	$29.2	40%
Allowance for equity funds used during construction	$2.3	$1.0	$26.9	$1.3	*	$(25.9)	(96%)
Interest expense	$(223.1)	$(204.3)	$(206.0)	$18.8	9%	$(1.7)	(1%)
Capital expenditures	$1,063.4	$352.7	$615.7	$710.7	*	$(263.0)	(43%)
* Percentage change is greater than 100 percent.

2011 vs. 2010 - NGL and condensate prices were higher while natural gas prices decreased during 2011, compared with 2010.  These changes in commodity prices had a direct impact on our revenues and cost of sales and fuel.

Operating income increased approximately 60 percent during 2011, compared with 2010.  The increase in operating income reflects higher net margin in our Natural Gas Liquids and Natural Gas Gathering and Processing segments.

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

Our Natural Gas Gathering and Processing segment benefited from significantly higher realized NGL and condensate prices, higher natural gas volumes processed and favorable changes in contract terms, offset partially by lower natural gas volumes gathered primarily in the Powder River Basin.

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

Gain (loss) on sale of assets decreased from 2010, which reflected a $16.3 million gain on the sale of a 49-percent interest of Overland Pass Pipeline Company.

Operating costs increased for 2011, compared with 2010, due primarily to higher labor and employee-related costs associated with incentive and benefit plans, and higher ad valorem taxes, as well as higher materials and outside services expenses associated primarily with scheduled maintenance at our natural gas liquids fractionation and storage facilities.  Our employees participate in compensation and benefit plans administered by ONEOK, which include ONEOK’s short-term incentive and share-based compensation plans.  ONEOK’s share price significantly increased in 2011, resulting in increased employee-related costs to us.

Equity earnings from investments increased for 2011, compared with 2010, due to the impact of the September 2010 deconsolidation of Overland Pass Pipeline Company in our Natural Gas Liquids segment and increased contracted capacity on Northern Border Pipeline in our Natural Gas Pipeline segment.

Capital expenditures increased for 2011, compared with 2010, due primarily to growth projects in our Natural Gas Gathering and Processing and Natural Gas Liquids segments and the purchase of leased equipment at our Bushton plant.

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

Operating income increased 7 percent in 2010, compared with 2009.  The increase in operating income for the 2010 period reflects the benefit of a full year of operations of our capital projects completed in 2009, resulting in higher NGL volumes in the Natural Gas Liquids segment; higher contracted natural gas transportation capacity on the Midwestern Gas Transmission and Viking Gas Transmission pipelines in the Natural Gas Pipelines segment; and an increase in Williston Basin volumes in our Natural Gas Gathering and Processing segment.  Additionally, our Natural Gas Liquids and Natural Gas Pipelines segments produced higher storage margins, primarily as a result of contract renegotiations.  Operating income also included the gain on the sale of a 49-percent ownership interest in Overland Pass Pipeline Company.  Operating income also benefited from lower than estimated ad valorem taxes associated with our capital projects completed in 2009 and lower outside services costs for maintenance at our fractionators in 2009, offset partially by incremental employee-related costs and property insurance costs associated with our capital projects completed in 2009.

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

Natural Gas Gathering and Processing

Growth Projects - Our Natural Gas Gathering and Processing segment is investing approximately $950 million to $1.1 billion in growth projects in the Williston Basin and Cana-Woodford Shale areas that will enable us to meet the rapidly growing needs of crude oil and natural gas producers in those areas.

Williston Basin Processing Plants and related projects - Our projects in this basin include three 100 MMcf/d natural gas processing facilities:  the Garden Creek plant in eastern McKenzie County, North Dakota, and the Stateline I and II plants in western Williams County, North Dakota.  We have multi-year supply commitments and acreage dedications for all the capacity of the Garden Creek and Stateline I plants and for approximately 75 percent of the Stateline II plant’s capacity.  In addition, we will expand and upgrade our existing gathering and compression infrastructure and add new well connections associated with these plants.  The Garden Creek plant, which was placed in service in December 2011, and related infrastructure projects are expected to cost approximately $350 million to $415 million, excluding AFUDC.  The Stateline I plant, which is expected to be in service by the third quarter of 2012, and related infrastructure projects are expected to cost approximately $300 million to $355 million, excluding AFUDC.  The Stateline II plant, which is expected to be in service during the first half of 2013, and related infrastructure projects are expected to cost approximately $260 million to $305 million, excluding AFUDC.

Horizontal wells drilled in the Williston Basin are economically justified by producers primarily by crude oil economics.  In addition, we expect our commodity price exposure to increase, particularly to NGLs and natural gas, as our equity volumes increase under our POP contracts with our customers in the Williston Basin.

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

In both the Williston Basin and Cana Woodford Shale project areas, nearly all of the new gas production is from horizontally drilled and completed wells.  These wells tend to produce at higher initial volumes; however, they generally have higher initial decline rates than conventional vertical wells, but the decline curves flatten out.  These wells are expected to have long-lasting reserves.  The routine growth capital needed to connect to new wells and expand our infrastructure is expected to increase compared with our previous experience.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in “Liquidity and Capital Resources.”

Selected Financial Results - The following table sets forth certain selected financial results for our Natural Gas Gathering and Processing segment for the periods indicated:
				Variances		Variances
	Years Ended December 31,			2011 vs. 2010		2010 vs. 2009
Financial Results	2011	2010	2009	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$917.5	$722.6	$578.5	$194.9	27%	$144.1	25%
Residue gas sales	461.5	446.9	363.0	14.6	3%	83.9	23%
Gathering, compression, dehydration and processing fees and other revenue	154.5	148.4	153.1	6.1	4%	(4.7)	(3%)
Cost of sales and fuel	1,130.6	966.5	734.6	164.1	17%	231.9	32%
Net margin	402.9	351.4	360.0	51.5	15%	(8.6)	(2%)
Operating costs	153.7	136.8	135.1	16.9	12%	1.7	1%
Depreciation and amortization	68.3	60.7	59.3	7.6	13%	1.4	2%
Gain (loss) on sale of assets	(0.3)	(0.3)	2.8	-	-	(3.1)	*
Operating income	$180.6	$153.6	$168.4	$27.0	18%	$(14.8)	(9%)

Equity earnings from investments	$30.5	$27.5	$28.4	$3.0	11%	$(0.9)	(3%)
Capital expenditures	$623.7	$216.0	$105.5	$407.7	*	$110.5	*
* Percentage change is greater than 100 percent.

2011 vs. 2010 - Net margin increased primarily as a result of the following:
•	an increase of $32.6 million due to higher net realized NGL and condensate prices;
•
an increase of $19.4 million due to higher natural gas volumes processed in the Williston Basin and western Oklahoma resulting from increased drilling activity, offsetting reduced drilling activity in certain parts of Kansas and weather-related outages in the first quarter of 2011;

•	an increase of $8.8 million due to favorable changes in contract terms; and offset partially by
•	a decrease of $8.2 million due to lower natural gas volumes gathered as a result of continued production declines and reduced drilling activity by producers in the Powder River Basin.

Operating costs increased due primarily to the following:
•	an increase of $11.9 million of higher labor costs and employee-related costs associated with incentive and benefit plans; and
•	an increase of $7.2 million in chemicals, material, supplies and outside services associated with the growth of our operations; offset partially by
•
a reduction of $4.7 million in rental costs due to the termination of our Processing and Services Agreement with ONEOK when we acquired the previously leased equipment at the Bushton Plant in June 2011.

Depreciation and amortization increased due to both the completion of the connection of our western Oklahoma natural gas gathering system to our Maysville natural gas processing facility in central Oklahoma and the completion of well connections and infrastructure projects supporting our volume growth in the Williston Basin.

Capital expenditures increased due primarily to our growth projects discussed above and the completion of approximately 600 well connections in the Williston Basin and Mid-Continent areas in 2011, compared with approximately 300 well connections in 2010.

We expect capital expenditures to increase in 2012 as construction continues on our growth projects.  See “Capital Expenditures” in “Liquidity and Capital Resources” for additional detail of our projected capital expenditures.

2010 vs. 2009 - Net margin decreased primarily as a result of the following:
•
a decrease of $7.8 million due to lower natural gas volumes processe
d and sold in western Oklahoma and Kansas as a result of natural production declines, operational outages and a period of ethane rejection;

•	a decrease of $6.5 million from selling our Lehman Brothers bankruptcy claims in 2009;
•
a decrease of $6.3 million due to lower natural gas volumes gathered as a result of natural production declines and reduced drilling activity by our customers in the Powder River Basin; offset partially by

•	an increase of $9.1 million due to higher natural gas volumes gathered and processed in the Williston Basin, primarily due to the increased drilling activity in the Bakken Shale;
•	an increase of $3.5 million due to a favorable contract settlement in the third quarter 2010 and other changes in contract terms.

Capital expenditures increased due primarily to capital projects in the Williston Basin.

Selected Operating Information - The following tables set forth selected operating information for our Natural Gas Gathering and Processing segment for the periods indicated:
	Years Ended December 31,
Operating Information (a)	2011	2010	2009
Natural gas gathered (BBtu/d)	1,030	1,067	1,123
Natural gas processed (BBtu/d) (b)	713	674	658
NGL sales (MBbl/d)	48	44	43
Residue gas sales (BBtu/d)	317	286	291
Realized composite NGL net sales price ($/gallon) (c)	$1.08	$0.94	$0.90
Realized condensate net sales price ($/Bbl) (c)	$82.56	$63.81	$78.35
Realized residue gas net sales price ($/MMBtu) (c)	$5.47	$5.58	$3.55
Realized gross processing spread ($/MMBtu) (c)	$8.17	$6.41	$6.63
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes processed at company-owned and third-party facilities.
(c) - Presented net of the impact of hedging activities and includes equity volumes only.

Natural gas gathered decreased for each of the comparable periods due to continued production declines and reduced drilling activity, primarily in the Powder River Basin in Wyoming and certain parts of Kansas, and weather-related outages in the first quarter of 2011, offset partially by increased drilling activity in the Williston Basin and western Oklahoma.

Natural gas processed and residue gas sales increased for each of the comparable periods due to an increase in drilling activity in the Williston Basin, offsetting reduced drilling activity and natural production declines in Kansas, and reduced drilling activity in certain parts of western Oklahoma and weather-related outages in the first quarter of 2011.

	Years Ended December 31,
Operating Information (a)	2011	2010	2009
Percent of proceeds
NGL sales (Bbl/d)	6,472	6,310	5,472
Residue gas sales (MMBtu/d)	48,198	41,813	41,768
Condensate sales (Bbl/d)	1,684	1,763	1,735
Percentage of total net margin	61%	54%	50%
Fee-based
Wellhead volumes (MMBtu/d)	1,030,045	1,067,090	1,122,861
Average rate ($/MMBtu)	$0.34	$0.31	$0.30
Percentage of total net margin	32%	35%	35%
Keep-whole
NGL shrink (MMBtu/d) (b)	10,131	13,545	17,400
Plant fuel (MMBtu/d) (b)	1,104	1,648	2,031
Condensate shrink (MMBtu/d) (b)	1,082	1,433	1,727
Condensate sales (Bbl/d)	219	290	349
Percentage of total net margin	7%	11%	15%
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

Natural Gas Pipelines

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Pipelines segment for the periods indicated:
				Variances		Variances
	Years Ended December 31,			2011 vs. 2010		2010 vs. 2009
Financial Results	2011	2010	2009	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$233.6	$244.2	$230.6	$(10.6)	(4%)	$13.6	6%
Storage revenues	68.8	67.8	62.1	1.0	1%	5.7	9%
Gas sales and other revenues	35.4	39.1	50.1	(3.7)	(9%)	(11.0)	(22%)
Cost of sales	53.4	50.9	57.0	2.5	5%	(6.1)	(11%)
Net margin	284.4	300.2	285.8	(15.8)	(5%)	14.4	5%
Operating costs	108.6	96.5	96.1	12.1	13%	0.4	0%
Depreciation and amortization	45.4	44.1	43.7	1.3	3%	0.4	1%
Gain (loss) on sale of assets	(0.3)	3.4	(0.7)	(3.7)	*	4.1	*
Operating income	$130.1	$163.0	$145.3	$(32.9)	(20%)	$17.7	12%

Equity earnings from investments	$76.9	$68.8	$41.9	$8.1	12%	$26.9	64%
Capital expenditures	$37.8	$27.6	$62.2	$10.2	37%	$(34.6)	(56%)
* Percentage change is greater than 100 percent.

2011 vs. 2010 - Net margin decreased primarily as a result of the following:
•
a decrease of $12.5 million from lower natural gas transportation margins due to narrower natural gas price location differentials that decreased contracted transportation capacity primarily on Midwestern Gas Transmission and interruptible transportation volumes across our pipelines; and

•	a decrease of $5.0 million due primarily to lower realized prices on our retained fuel positions.

Operating costs increased primarily as a result of the following:
•	an increase of $6.7 million due to higher labor costs and employee-related costs associated with incentive and benefit plans; and
•	an increase of $1.4 million due to higher ad valorem taxes associated with our completed capital projects.

Equity earnings from investments increased due primarily to increased contracted capacity on Northern Border Pipeline resulting from wider natural gas price location differentials between the markets it serves.  Substantially all of Northern Border Pipeline’s long-haul capacity has been contracted through March 2013.

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

	Years Ended December 31,
Operating Information (a)	2011	2010	2009
Natural gas transportation capacity contracted (MDth/d)	5,373	5,616	5,507
Transportation capacity subscribed	83%	87%	86%
Average natural gas price
Mid-Continent region ($/MMBtu)	$3.88	$4.17	$3.28
(a) - Includes volumes for consolidated entities only.

2011 vs. 2010 - Natural gas transportation capacity contracted decreased due primarily to lower subscribed capacity on Midwestern Gas Transmission due to narrower natural gas price location differentials between the markets it serves.

2010 vs. 2009 - Natural gas transportation capacity contracted increased due primarily to increased capacity on Midwestern Gas Transmission due to a new interconnection with the Rockies Express Pipeline, Viking Gas Transmission’s Fargo lateral, and Guardian Pipeline expansion projects completed in 2009.

Our pipelines primarily serve end-users, such as natural gas distribution companies and electric-generation companies, that require natural gas to operate their businesses regardless of location price differentials.  The development of shale gas and other resource plays has continued to increase available natural gas supply and has caused natural gas prices to decrease and location and seasonal price differentials to narrow.  As additional supply is developed, we expect producers to demand incremental services in the future to transport their production to market.  The abundance of shale gas supply and new regulations on emissions from coal-fired electric-generation plants may also increase the demand for our services from electric-generation companies if they were to convert to a natural gas fuel source.  Conversely, contracted capacity by certain customers that are focused on capturing location or seasonal price differentials may decrease in the future due to narrowing price differentials.  Overall, we expect our fee-based earnings to remain relatively stable in the future as the development of shale and other resource plays continue.

Natural Gas Liquids

Growth Projects - Our growth strategy in the Natural Gas Liquids segment is focused around the oil and natural gas drilling activity in shale and other resource plays from the Rockies through the Mid-Continent region into Texas.  Increasing natural gas and NGL production resulting from this activity and higher petrochemical industry demand for NGL products have required additional capital investments to increase the capacity of our infrastructure to bring these commodities from supply basins to market.  Expansion of the petrochemical industry in the United States is expected to increase ethane demand significantly over the next five years and international demand for propane is expected to impact the NGL market in the future.  Our Natural Gas Liquids segment is investing approximately $1.7 billion to $2.2 billion through 2014.  This investment will accommodate the gathering and fractionation of growing NGL supplies from the shale and other resource plays across our asset base and alleviate infrastructure constraints between the Mid-Continent and Texas Gulf Coast regions to meet the increasing petrochemical industry and NGL export demand in the Gulf Coast. The execution of these capital investments aligns with our focus to grow fee-based earnings.  Our supply commitments from producers and natural gas processors associated with our growth projects will provide incremental and long-term fee-based earnings to our exchange services business.  Over time, these growing fee-based volumes will fill a portion of the capacity used in 2011 to capture the price differentials between the two market centers.  In addition, we believe the price differentials between the Mid-Continent and Gulf Coast market centers will narrow over the long-term as new fractionators and pipelines, including our MB-2 fractionator and Sterling III pipeline, begin to alleviate constraints impacting NGL prices and the location price differential between the two market centers.

Sterling III Pipeline - We plan to build a 570-plus-mile natural gas liquids pipeline, the Sterling III Pipeline, which will have the flexibility to transport either unfractionated NGLs or NGL products from the Mid-Continent to the Texas Gulf Coast.  The Sterling III Pipeline will traverse the NGL-rich Woodford Shale that is currently under development, as well as provide transportation capacity for the growing NGL production from the Cana-Woodford Shale and Granite Wash areas, where the pipeline can gather unfractionated NGLs from the new natural gas processing plants that are being built as a result of increased drilling activity in these areas.  The Sterling III Pipeline will have an initial capacity to transport up to 193 MBbl/d of production from our natural gas liquids infrastructure at Medford, Oklahoma, to our storage and fractionation facilities in Mont Belvieu, Texas.  We have multi-year supply commitments from producers and natural gas processors for approximately 75 percent of the pipeline’s capacity.  Additional pump stations could expand the capacity of the pipeline to 250 MBbl/d.  Following the receipt of all necessary permits and the acquisition of rights-of-way, construction is scheduled to begin in 2013, with an expected completion late the same year.

The investment also includes reconfiguring our existing Sterling I and II Pipelines, which currently distribute NGL products between the Mid-Continent and Gulf Coast NGL market centers, to transport either unfractionated NGLs or NGL products.

The project costs for the new pipeline and reconfiguring projects are estimated to be $610 million to $810 million, excluding AFUDC.

MB-2 fractionator - We plan to construct a new 75-MBbl/d fractionator, MB-2, near our storage facility in Mont Belvieu, Texas.  The Texas Commission on Environmental Quality (TCEQ) has approved our permit application to build this fractionator.  Construction of the MB-2 fractionator began in June 2011 and is expected to be completed in mid-2013.  The cost of the MB-2 fractionator is estimated to be $300 million to $390 million, excluding AFUDC.  We have multi-year supply commitments from producers and natural gas processors for all of the fractionator’s capacity.  The fractionator can be expanded to 125 MBbl/d to accommodate additional NGL volumes from the Arbuckle Pipeline and the Sterling I, II and III pipelines.

Bakken Pipeline and related projects - We plan to build a 525- to 615-mile natural gas liquids pipeline, the Bakken Pipeline, to transport unfractionated NGLs from the Williston Basin to the Overland Pass Pipeline.  The Bakken Pipeline initially will have the capacity to transport up to 60 MBbl/d of unfractionated NGL production and can be expanded to 110 MBbl/d with additional pump stations.  The unfractionated NGLs then will be delivered to our existing natural gas liquids fractionation and distribution infrastructure in the Mid-Continent.  Project costs for the new pipeline are estimated to be $450 million to $550 million, excluding AFUDC.

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

Bushton Fractionator Expansion - To accommodate the additional volume from the Bakken Pipeline, we are investing $110 million to $140 million, excluding AFUDC, to expand and upgrade our existing fractionation capacity at Bushton, Kansas, increasing our capacity to 210 MBbl/d from 150 MBbl/d.  This project is expected to be in service during the fourth quarter of 2012.

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

These investments include constructing more than 230 miles of natural gas liquids pipelines that will expand our existing Mid-Continent natural gas liquids gathering system in the Cana-Woodford Shale and Granite Wash areas.  The pipelines will connect to three new third-party natural gas processing facilities that are under construction and to three existing third-party natural gas processing facilities that are being expanded.  Additionally, we will install additional pump stations on our Arbuckle Pipeline to increase its capacity to 240 MBbl/d.  When completed, these projects are expected to add, through multi-year supply contracts, approximately 75 to 80 MBbl/d of unfractionated NGLs, to our existing natural gas liquids gathering systems.  These projects are expected to be completed early in the second quarter of 2012 and cost approximately $180 million to $240 million, excluding AFUDC.

In 2010, we invested approximately $17 million to increase the accessibility of new NGL supply to our Arbuckle Pipeline and Mont Belvieu fractionation facilities.

Sterling I Pipeline Expansion - In 2011, we installed seven additional pump stations at a cost of approximately $30 million, excluding AFUDC, along our existing Sterling I natural gas liquids distribution pipeline, increasing its capacity by 15 MBbl/d, which is supplied by our Mid-Continent natural gas liquids infrastructure.  The Sterling I pipeline transports NGL products from our fractionator in Medford, Oklahoma, to the Mont Belvieu, Texas, market center.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in “Liquidity and Capital Resources.”

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Liquids segment for the periods indicated:

				Variances		Variances
	Years Ended December 31,			2011 vs. 2010		2010 vs. 2009
Financial Results	2011	2010	2009	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$9,764.2	$7,219.0	$4,962.2	$2,545.2	35%	$2,256.8	45%
Exchange service and storage revenues	531.6	470.9	365.1	60.7	13%	105.8	29%
Transportation revenues	65.5	85.1	94.4	(19.6)	(23%)	(9.3)	(10%)
Cost of sales and fuel	9,469.5	7,275.4	4,945.3	2,194.1	30%	2,330.1	47%
Net margin	891.8	499.6	476.4	392.2	79%	23.2	5%
Operating costs	198.9	173.9	182.2	25.0	14%	(8.3)	(5%)
Depreciation and amortization	63.9	68.9	61.2	(5.0)	(7%)	7.7	13%
Gain (loss) on sale of assets	(0.4)	15.5	(0.2)	(15.9)	*	15.7	*
Operating income	$628.6	$272.3	$232.8	$356.3	*	$39.5	17%

Equity earnings from investments	$19.9	$5.6	$2.5	$14.3	*	$3.1	*
Allowance for equity funds used
during construction	$2.1	$0.9	$25.3	$1.2	*	$(24.4)	(96%)
Capital expenditures	$401.3	$107.9	$446.9	$293.4	*	$(339.0)	(76%)
* Percentage change is greater than 100 percent.

2011 vs. 2010 - NGL prices and price differentials between Conway, Kansas, and Mont Belvieu, Texas, were wider during 2011, compared with 2010.  The increase in NGL prices and differentials had a significant impact on our revenues and cost of sales and fuel.

Net margin increased primarily as a result of the following:
•	an increase of $363.6 million in optimization and marketing margins due primarily to the following:
-
an increase of $335.2 million from more favorable NGL price differentials and additional fractionation and transportation capacity available for optimization activities between the Conway, Kansas, and Mont Belvieu, Texas, NGL market centers; and

-	an increase of $28.4 million from higher marketing volumes and more favorable margins on NGL products marketed;
•
an increase of $32.5 million related to higher NGL volumes gathered and fractionated in Texas and the Mid-Continent and Rocky Mountain regions, excluding the impact of the September 2010 deconsolidation of Overland Pass Pipeline Company, and contract renegotiations for higher fees associated with our NGL exchange services activities, offset partially by higher costs associated with NGL volumes fractionated by third parties;

•	an increase of $26.4 million related to higher isomerization margins resulting from wider price differentials between normal butane and iso-butane, and higher isomerization volumes; and
•	an increase of $12.4 million due to higher storage margins as a result of contract renegotiations at higher fees; offset partially by
•	a decrease of $42.8 million due to the deconsolidation of Overland Pass Pipeline Company, which is now accounted for under the equity method.

Operating costs increased primarily as a result of the following:
•	an increase of $17.1 million due to higher labor costs and employee-related costs associated with incentive and benefit plans, which includes higher equity-based compensation costs;
•	an increase of $9.4 million from higher materials and outside services expenses associated primarily with scheduled maintenance at our fractionation, pipeline and storage facilities; and
•	an increase of $3.6 million from higher ad valorem taxes as a result of our completed capital projects; offset partially by
•	a decrease of $5.4 million due to the deconsolidation of Overland Pass Pipeline Company, which is now accounted for under the equity method.

Depreciation and amortization expense decreased due primarily to the deconsolidation of Overland Pass Pipeline Company, which is now accounted for under the equity method, offset partially by depreciation associated with our completed capital projects.

Equity earnings increased due primarily to the deconsolidation of Overland Pass Pipeline Company, which is now accounted for under the equity method.

Gain (loss) on sale of assets decreased due primarily to the $16.3 million gain on sale of a 49-percent ownership interest in Overland Pass Pipeline Company recorded in 2010.

Capital expenditures increased due primarily to the purchase of leased equipment at our Bushton Plant and expenditures related to our growth projects discussed above.

Previously, we had a Processing and Services Agreement with ONEOK and OBPI, under which we contracted for all of OBPI’s rights, including all of the capacity of the Bushton Plant, reimbursing OBPI for all costs associated with the operation and maintenance of the Bushton Plant and its obligations under equipment leases covering portions of the Bushton Plant.  In April 2011, pursuant to our rights under the Processing and Services Agreement, we directed OBPI to give notice of intent to exercise the purchase option for the leased equipment pursuant to the terms of the equipment leases.  On June 30, 2011, we acquired OBPI, and OBPI closed the purchase option and terminated the equipment lease agreements.  The amount paid by us to complete the transactions was approximately $94.2 million, which included the reimbursement to ONEOK of obligations related to the Processing and Services Agreement.

2010 vs. 2009 - Net margin increased primarily as a result of the following:
•
an increase of $51.4 million due to increased NGL volumes gathered, fractionated and transported, primarily associated with the completion of the Arbuckle Pipeline and Piceance and D-J Basin lateral pipelines, as well as new supply connections; and

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

	Years Ended December 31,
Operating Information	2011	2010	2009
NGL sales (MBbl/d)	497	457	408
NGLs fractionated (MBbl/d) (a)	537	512	481
NGLs transported-gathering lines (MBbl/d) (b) (c)	436	440	372
NGLs transported-distribution lines (MBbl/d) (b)	473	468	459
Conway-to-Mont Belvieu OPIS average price differential
Ethane ($/gallon)	$0.28	$0.10	$0.11
(a) Includes volumes fractionated at company-owned and third-party facilities.
(b) Includes volumes for consolidated entities only.
(c) 2010 and 2009 volume information includes 62 and 69 MBbl/d, respectively, related to Overland Pass Pipeline Company, which was deconsolidated in September 2010.

2011 vs. 2010 - NGLs gathered and fractionated, excluding the impact of the September 2010 deconsolidation of Overland Pass Pipeline Company, increased due primarily to increased throughput through existing connections in Texas and the Mid-Continent and Rocky Mountain regions, and new supply connections in the Mid-Continent and Rocky Mountain regions. In second quarter 2011, additional Gulf Coast fractionation capacity became available through our 60MBbl/d fractionation service agreement with Targa Resources Partners.

NGLs transported on distribution lines increased primarily due to increased NGL product volumes transported on our North System pipeline to Midwest markets and our Sterling I pipeline expansion discussed above.

2010 vs. 2009 - NGLs gathered, fractionated and distributed increased primarily due to new connections and increased production associated with the completion of the Arbuckle Pipeline, Piceance Lateral and D-J Basin lateral pipelines.

CONTINGENCIES

Legal Proceedings - We are a party to various litigation matters and claims that are in the normal course of our operations.  While the results of litigation and claims cannot be predicted with certainty, we believe the reasonably possible losses of such matters, individually and in the aggregate, are not material.  Additionally, we believe the probable final outcome of such matters will not have a material adverse effect on our consolidated results of operations, financial position or liquidity. Additional information about legal proceedings is included under Part I, Item 3, Legal Proceedings, in this Annual Report.

LIQUIDITY AND CAPITAL RESOURCES

General - Part of our strategy is to grow through internally generated growth projects and acquisitions that strengthen and complement our existing assets.  We have relied primarily on operating cash flow, commercial paper, bank credit facilities, debt issuances and the issuance of common units for our liquidity and capital resources requirements.  We fund our operating expenses, debt service and cash distributions to our limited partners and general partner primarily with operating cash flow.  Capital expenditures are funded by operating cash flow, short- and long-term debt and issuances of equity.  We expect to continue to use these sources for liquidity and capital resource needs on both a short- and long-term basis.  We have no guarantees of debt or other similar commitments to unaffiliated parties.

During 2011, we utilized cash from operations, our commercial paper program and proceeds from our January 2011 debt issuance to fund our short-term liquidity needs.  We also used proceeds from our January 2011 debt issuance to fund our capital projects as part of our long-term financing plan.

Our ability to continue to access capital markets for debt and equity financing under reasonable terms depends on our financial condition, credit ratings and market conditions.  We expect to fund our future capital expenditures with short- and long-term debt, the issuance of equity and operating cash flows.

Capital Structure - The following table sets forth our capitalization structure for the periods indicated:

	December 31,
	2011	2010
Long-term debt	53%	46%
Equity	47%	54%

Debt (including notes payable)	53%	50%
Equity	47%	50%

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

Short-term Liquidity - Our principal sources of short-term liquidity consist of cash generated from operating activities and our commercial paper program, which is supported by our Partnership 2011 Credit Agreement.

The total amount of short-term borrowings authorized by our general partner’s Board of Directors is $2.5 billion.  At December 31, 2011, we had no commercial paper outstanding, no letters of credit issued and no borrowings outstanding under our Partnership 2011 Credit Agreement.  At December 31, 2011, we had approximately $35.1 million of cash and $1.2 billion of credit available under the Partnership Credit Agreement.  As of December 31, 2011, we could have issued $3.5 billion of short- and long-term debt to meet our liquidity needs under the most restrictive provisions contained in our various borrowing agreements.  Based on the forward LIBOR curve, we expect the interest rates on our short-term borrowings to increase in 2012, compared with interest rates on amounts during 2011.

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

At December 31, 2011, our ratio of indebtedness to adjusted EBITDA was 2.9 to 1, and we were in compliance with all covenants under our Partnership Credit Agreement.

Long-term Financing - In addition to our principal sources of short-term liquidity discussed above, we expect to fund our longer-term cash requirements by issuing common units or long-term notes.  Other options to obtain financing include, but are not limited to, issuance of convertible debt securities and asset securitization and the sale and leaseback of facilities.

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

ONEOK Partners Debt Covenants - The senior notes issued in January 2011 are governed by an indenture, dated September 25, 2006, between us and Wells Fargo Bank, N.A., the trustee, as supplemented.  The indenture does not limit the aggregate principal amount of debt securities that may be issued and provides that debt securities may be issued from time to time in one or more additional series.  The indenture contains covenants including, among other provisions, limitations on our ability to place liens on our property or assets and to sell and lease back our property.  The indenture includes an event of default upon acceleration of other indebtedness of $100 million or more.  Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of any of our outstanding senior notes to declare those senior notes immediately due and payable in full.

We may redeem the senior notes due 2012, 2016 (6.15 percent), 2019, 2036 and 2037, in whole or in part, at any time prior to their maturity at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium.  The redemption price will never be less than 100 percent of the principal amount of the respective note plus accrued and unpaid interest to the redemption date.  We may redeem our senior notes due 2016 (3.25 percent) and 2041 at a redemption price equal to the principal amount, plus accrued and unpaid interest, starting one and six months, respectively, before their maturity dates.  Prior to these dates, we may redeem these senior notes on the same terms as our other senior notes.  Our senior notes are senior unsecured obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness, and structurally subordinate to any of the existing and future debt and other liabilities of any nonguarantor subsidiaries.

Interest-rate swaps - At December 31, 2011, we had forward-starting interest-rate swaps with a total notional amount of $750 million.  The purpose of these swaps is to hedge the variability of interest payments on a portion of a forecasted debt issuance that may result from changes in the benchmark interest rate before the debt is issued.

Capital Expenditures - We classify expenditures that are expected to generate additional revenue or significant operating efficiencies as growth capital expenditures.  Maintenance capital expenditures are those required to maintain existing operations and do not generate additional revenues.  Our capital expenditures typically are financed through operating cash flows, short- and long-term debt and the issuance of equity.

Capital expenditures were $1,063.4 million, $352.7 million and $615.7 million for 2011, 2010 and 2009, respectively.  Capital expenditures increased for 2011, compared with 2010, due primarily to growth projects in our Natural Gas Gathering and Processing and Natural Gas Liquids segments and the purchase of leased equipment at our Bushton plant.  Capital expenditures in 2010 were significantly less than 2009 capital expenditures, due primarily to the completion of the more than $2.0 billion in growth projects in 2009.  This decrease was offset partially by an increase in capital expenditures in our Natural Gas Gathering and Processing segment related primarily to our projects in the Williston Basin.

The following tables set forth our growth and maintenance capital expenditures, excluding AFUDC, for the periods indicated:

Growth Capital Expenditures	2011	2010	2009
	(Millions of dollars)
Natural Gas Gathering and Processing	$599.0	$198.4	$85.1
Natural Gas Pipelines	9.2	6.1	46.9
Natural Gas Liquids	361.2	85.7	423.3
Other	-	-	1.1
Total growth capital expenditures	$969.4	$290.2	$556.4

Maintenance Capital Expenditures	2011	2010	2009
	(Millions of dollars)
Natural Gas Gathering and Processing	$24.7	$17.6	$20.4
Natural Gas Pipelines	28.6	21.5	15.3
Natural Gas Liquids	40.1	22.2	23.6
Other	0.6	1.2	-
Total maintenance capital expenditures	$94.0	$62.5	$59.3

The following table summarizes our 2012 projected growth and maintenance capital expenditures, excluding AFUDC:

2012 Projected Capital Expenditures	Growth	Maintenance	Total
	(Millions of dollars)
Natural Gas Gathering and Processing	$692	$27	$719
Natural Gas Pipelines	20	33	53
Natural Gas Liquids	1,148	49	1,197
Total projected capital expenditures	$1,860	$109	$1,969

Projected 2012 capital expenditures are significantly higher than 2011 capital expenditures due to the growth capital expenditures discussed in “Growth Projects” on pages 41-42 and 45-46.  We are investing in projects totaling approximately $2.7 billion to $3.3 billion between 2010 and 2014.  We expect to continue to finance future capital expenditures with a combination of operating cash flows, short- and long-term debt and the issuance of common units.

Unconsolidated Affiliates - The Overland Pass Pipeline Company limited liability company agreement provides that distributions to Overland Pass Pipeline Company’s members are to be made on a pro-rata basis according to each member’s ownership interest.  The Overland Pass Pipeline Company Management Committee determines the amount and timing of such distributions.  Any changes to, or suspension of, cash distributions from Overland Pass Pipeline Company requires the unanimous approval of the Overland Pass Pipeline Management Committee.  Cash distributions are equal to 100 percent of available cash as defined in the limited liability company agreement.

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

Credit Ratings - Our credit ratings as of December 31, 2011, are shown in the table below:

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

Cash Distributions - We distribute 100 percent of our available cash, as defined in our Partnership Agreement, which generally consists of all cash receipts less adjustments for cash disbursements and net change to reserves, to our general and limited partners.  Distributions are allocated to our general partner and limited partners according to their partnership percentages of 2 percent and 98 percent, respectively.  The effect of any incremental allocations for incentive distributions to our general partner is calculated after the allocation for the general partner’s partnership interest and before the allocation to the limited partners.

The following table sets forth cash distributions paid, including our general partner’s incentive distribution interests, during the periods indicated:

	Years Ended December 31,
	2011	2010	2009
	(Millions of dollars)
Common unitholders	$304.2	$285.7	$247.6
Class B unitholders	169.7	162.8	158.0
General partner	135.6	114.7	94.7
Noncontrolling interests	0.6	1.0	0.6
Total cash distributions paid	$610.1	$564.2	$500.9

For the years ended December 31, 2011, 2010 and 2009, cash distributions paid to our general partner included incentive distributions of $123.4 million, $103.5 million and $84.7 million, respectively.

In January 2012, our general partner declared a cash distribution of $0.61 per unit ($2.44 per unit on an annualized basis) for the fourth quarter of 2011, which was paid on February 14, 2012, to unitholders of record as of January 31, 2012.

Additional information about our cash distributions is included under Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, and Item 13, Certain Relationships and Related Transactions and Director Independence.

Commodity Prices - We are subject to commodity price volatility.  Significant fluctuations in commodity prices will impact our overall liquidity due to the impact commodity price changes have on our cash flows from operating activities, including the impact on working capital for NGLs and natural gas held in storage, margin requirements and certain energy-related receivables.  We believe that our available credit and cash and cash equivalents are adequate to meet liquidity requirements associated with commodity price volatility.  See discussion beginning on page 60 under “Commodity Price Risk” in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for information on our hedging activities.

ENVIRONMENTAL MATTERS

Information about our environmental matters is included in “Environmental and Safety Matters” of Item 1, Business, and Note M of the Notes to Consolidated Financial Statements in this Annual Report.  We cannot assure that existing environmental regulations will not be revised or that new regulations will not be adopted or become applicable to us.  Revised or additional regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations.  Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position or results of operations, and our expenditures related to environmental matters did not have a material impact on earnings or cash flows during 2011, 2010 and 2009.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Years Ended December 31,
	2011	2010	2009
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$1,129.7	$495.2	$562.4
Investing activities	(1,103.1)	92.3	(618.1)
Financing activities	7.6	(589.7)	(118.8)
Change in cash and cash equivalents	34.2	(2.2)	(174.5)
Cash and cash equivalents at beginning of period	0.9	3.1	177.6
Cash and cash equivalents at end of period	$35.1	$0.9	$3.1
* Percentage change is greater than 100 percent.

Operating Cash Flows - Operating cash flows are affected by earnings from our business activities.  Changes in commodity prices and demand for our services or products, whether because of general economic conditions, changes in supply, changes in demand for the end products that are made with our products or competition from other service providers, could affect our earnings and operating cash flows.

2011 vs. 2010 - Cash flows from operating activities, before changes in operating assets and liabilities, were $1,017.0 million for 2011, compared with $633.3 million for 2010.  The increase was due primarily to an increase in net margin as discussed in “Financial Results and Operating Information” and higher distributed earnings from our unconsolidated affiliates.

The changes in operating assets and liabilities increased operating cash flows $112.7 million for 2011, compared with a decrease of $138.1 million for 2010.  The change is due largely to the change in accounts receivable resulting from higher revenues and the timing of invoicing customers and receipt of cash, as well as accounts payable and the timing of the receipt of invoices from and payments to vendors and suppliers, which vary from period to period.  Additionally, we had a decrease in volumes of NGLs in storage in the current period compared with an increase in volumes in storage during the same period last year in our Natural Gas Liquids segment.

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

Investing Cash Flows - Cash used in investing activities increased for 2011, compared with 2010, due primarily to increased capital expenditures on our growth projects in our Natural Gas Gathering and Processing and Natural Gas Liquids segments; the purchase of leased equipment at our Bushton Plant; contributions made to Northern Border Pipeline; and proceeds from the sale of a 49-percent interest in Overland Pass Pipeline Company in 2010.

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

Financing Cash Flows - Cash provided by financing activities increased during 2011, compared with 2010.  The change is a result of our January 2011 debt issuance, a portion of the proceeds from which were used to repay short-term borrowings and the scheduled maturity of long-term debt.  The remainder of the proceeds were used to fund our capital projects and for general partnership purposes.  Additionally, we paid increased distributions to our general and limited partners as a result of increased available cash.

Cash used in financing activities increased for 2010, compared with 2009, due primarily to decreased borrowings resulting from the completion of our capital projects in 2009, repayment of $250 million of maturing senior notes in 2010, increased cash distributions to our general and limited partners resulting from additional units outstanding resulting from our February 2010 equity offering and an approximate 3.0-percent increase in distributions per limited partner unit paid in 2010, compared with 2009, offset partially by increased net proceeds generated from our common unit offering in 2010.

REGULATORY

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

In addition, the EPA issued a proposed rule on air-quality standards, “National Emission Standards for Hazardous Air Pollutants for Reciprocating Internal Combustion Engines,” also known as RICE NESHAP, with a compliance date in 2013.  The rule will require capital expenditures over the next three years for the purchase and installation of new emissions-control equipment.  We do not expect these expenditures to have a material impact on our results of operations, financial position or cash flows.

Financial Markets Legislation - The Dodd-Frank Act represents a far-reaching overhaul of the framework for regulation of United States financial markets.  Various regulatory agencies, including the SEC and the CFTC, have proposed regulations for implementation of many of the provisions of the Dodd-Frank Act.  Although the CFTC has issued final regulations for certain provisions of the Dodd-Frank Act, many remain outstanding.  In November 2011, the CFTC published final rules on speculative position limits that should not impact directly our current risk-management practices.  In December 2011, the CFTC issued an order that further defers the effective date of the provisions of the Dodd-Frank Act that require a rulemaking, such as definitions of certain terms, until the earlier of the effective date of the final rule defining the reference terms or July 16, 2012.  Until the remaining final regulations are established, we are unable to ascertain how we may be affected by them.  Based on our assessment of the regulations issued to date and those proposed, we expect to be able to continue to participate in financial markets for hedging certain risks inherent in our business, including commodity and interest-rate risks; however, the costs of doing so may increase as a result of the new legislation.  We also may incur additional costs associated with our compliance with the new regulations and anticipated additional record keeping, reporting and disclosure obligations; however, we do not believe the costs will be material.  These requirements could affect adversely market liquidity and pricing of derivative contracts making it more difficult to execute our risk-management strategies in the future.  Also, the anticipated increased costs of compliance by dealers and counterparties likely will be passed on to customers, which could decrease the benefits of hedging to us and could reduce our profitability and liquidity.

IMPACT OF NEW ACCOUNTING STANDARDS

Information about the impact of new accounting standards is included in Note A of the Notes to Consolidated Financial Statements in this Annual Report.

ESTIMATES AND CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements and related disclosures in accordance with GAAP requires us to make estimates and assumptions with respect to values or conditions that cannot be known with certainty that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements.  These estimates and assumptions also affect the reported amounts of revenue and expenses during the reporting period.  Although we believe these estimates and assumptions are reasonable, actual results could differ from our estimates.

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

Impairment of Goodwill and Long-Lived Assets, including Intangible Assets - We assess our goodwill for impairment at least annually as of July 1.  There were no impairment charges resulting from our 2011, 2010 or 2009 impairment tests.

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

Our estimates of fair values significantly exceeded the book values of our reporting units in our July 1, 2011, impairment test.  Even if the estimated fair values used in our July 1, 2011, impairment tests were reduced by 10 percent, no impairment charges would have resulted.  The following table sets forth our goodwill, by segment, at both December 31, 2011 and 2010:

(Thousands of dollars)
Natural Gas Gathering and Processing	$90,037
Natural Gas Pipelines	131,115
Natural Gas Liquids	175,566
Total goodwill	$396,718

We assess our long-lived assets, including intangible assets with finite useful lives, for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable.  An impairment is indicated if the carrying amount of a long-lived asset exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset.  If an impairment is indicated, we record an impairment loss equal to the difference between the carrying value and the fair value of the long-lived asset.  We determined that there were no asset impairments in 2011, 2010 or 2009.

For the investments we account for under the equity method, the impairment test considers whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary.  Therefore, we periodically reevaluate the amount at which we carry our equity method investments to determine whether current events or circumstances warrant adjustments to our carrying value.  We determined that there were no impairments to our investments in unconsolidated affiliates in 2011, 2010 or 2009.

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

Contingencies - Our accounting for contingencies covers a variety of business activities, including contingencies for legal and environmental exposures.  We accrue these contingencies when our assessments indicate that it is probable that a liability has been incurred or an asset will not be recovered, and an amount can be reasonably estimated.  We base our estimates on currently available facts and our assessments of the ultimate outcome or resolution.  Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of a remediation feasibility study.  Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.  Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position or results of operations, and our expenditures related to environmental matters had no material effect on earnings or cash flows during 2011, 2010 and 2009.  Actual results may differ from our estimates resulting in an impact, positive or negative, on earnings.  See Note M of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of contingencies.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth our contractual obligations related to debt, operating leases and other long-term obligations as of December 31, 2011.  For additional discussion of the debt and operating lease agreements, see Notes G and M, respectively, of the Notes to Consolidated Financial Statements in this Annual Report.

	Payments Due by Period
Contractual Obligations	Total	2012	2013	2014	2015	2016	Thereafter
	(Thousands of dollars)
ONEOK Partners senior notes	$3,800,000	$350,000	$-	$-	$-	$1,100,000	$2,350,000
Guardian Pipeline senior notes	85,919	11,062	7,650	7,650	7,650	7,650	44,257
Interest payments on debt	3,768,100	224,300	218,400	216,600	215,300	189,000	2,704,500
Operating leases	17,706	3,414	2,840	2,770	1,292	1,009	6,381
Firm transportation and storage contracts	38,242	8,997	6,521	6,232	6,081	4,725	5,686
Financial and physical derivatives	149,899	149,899	-	-	-	-	-
Purchase commitments, rights of way and other	406,989	179,850	43,877	25,877	25,602	25,578	106,205
Total	$8,266,855	$927,522	$279,288	$259,129	$255,925	$1,327,962	$5,217,029

Long-term debt - Long-term debt as reported on our Consolidated Balance Sheets includes unamortized debt discount.

Interest payments on debt - Interest expense is calculated by taking long-term debt and multiplying it by the respective coupon rates.

Operating leases - Our operating leases include leases for office space, pipeline equipment and vehicles.

Firm transportation and storage contracts - Our Natural Gas Gathering and Processing and Natural Gas Liquids segments are party to fixed-price contracts for firm transportation, fractionation and storage capacity.

Financial and physical derivatives - These are obligations arising from our fixed- and variable-price purchase commitments for physical commodity derivatives and interest-rate swaps.  Estimated future variable-price purchase commitments are based on market information at December 31, 2011.  Actual future variable-price purchase obligations may vary depending on market prices at the time of delivery.  Sales of the related physical volumes and net positive settlements of financial derivatives are not reflected in the table above.

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

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.  Other factors could also have material adverse effects on our future results.  These and other risks are described in greater detail in Part I, Item 1A, Risk Factors, in this Annual Report.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors.  Other than as required under securities laws, we undertake no obligation to update publicly any forward-looking statement whether as a result of new information, subsequent events or change in circumstances, expectations or otherwise.

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

We are exposed to market risk due to commodity price and interest rate volatility.  Market risk is the risk of loss arising from adverse changes in market rates and prices.  We may use financial instruments, including forward sales, swaps, options and futures, to manage the risks of certain identifiable or anticipated transactions and achieve a more predictable cash flow.  Our risk management function follows established policies and procedures to monitor our natural gas, condensate and NGL marketing activities and interest rates to ensure our hedging activities mitigate market risks.  We do not use financial instruments for trading purposes.

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

COMMODITY PRICE RISK

In our Natural Gas Gathering and Processing segment, we are exposed to commodity price risk as a result of receiving commodities in exchange for services associated with our POP contracts.  To a lesser extent, exposures arise from the relative price differential between NGLs and natural gas, or the gross processing spread, with respect to our keep-whole contracts.  We are also exposed to location price differential risk between the various production and market locations where we buy and sell commodities.  As part of our hedging strategy, we use derivative instruments to minimize the impact of price fluctuations related to natural gas, NGLs and condensate.  We reduce our gross processing spread exposure through a combination of physical and financial hedges.  We utilize a portion of our POP equity natural gas production as an offset, or natural hedge, to an equivalent portion of our keep-whole shrink requirements.  This has the effect of converting our gross processing spread risk to NGL commodity price risk.  We hedge a portion of the forecasted sales of the commodities we retain, including NGLs, natural gas and condensate.

As of December 31, 2011, we had $33.7 million of commodity-related derivative assets and $3.8 million of commodity-related derivative liabilities, excluding the impact of netting.  The following tables set forth our Natural Gas Gathering and Processing segment’s hedging information for the periods indicated, as of February 20, 2012:

	Year Ending December 31, 2012
	Volumes Hedged	(a)	Average Price		Percentage Hedged
NGLs (Bbl/d)	8,544		$1.24	/ gallon	72%
Condensate (Bbl/d)	1,818		$2.43	/ gallon	73%
Total (Bbl/d)	10,362		$1.45	/ gallon	72%
Natural gas (MMBtu/d)	44,344		$4.13	/ MMBtu	73%
(a) - Hedged with fixed-price swaps.

	Year Ending December 31, 2013
	Volumes Hedged	(a)	Average Price		Percentage Hedged
NGLs (Bbl/d)	367		$2.55	/ gallon	2%
Condensate (Bbl/d)	649		$2.55	/ gallon	23%
Total (Bbl/d)	1,016		$2.55	/ gallon	4%
Natural gas (MMBtu/d)	50,137		$3.85	/ MMBtu	75%
(a) - Hedged with fixed-price swaps.

We expect our commodity price risk to increase in the future as volumes increase under POP contracts with our customers.  Our Natural Gas Gathering and Processing segment’s commodity price risk is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at December 31, 2011, excluding the effects of hedging and assuming normal operating conditions.  Our condensate sales are based on the price of crude oil.  We estimate the following:
•	a $0.01 per gallon change in the composite price of NGLs would change annual net margin by approximately $1.7 million;
•	a $1.00 per barrel change in the price of crude oil would change annual net margin by approximately $1.3 million; and
•	a $0.10 per MMBtu change in the price of natural gas would change annual net margin by approximately $2.2 million.

In our Natural Gas Pipelines segment, we are exposed to commodity price risk because our intrastate and interstate natural gas pipelines retain natural gas from our customers for operations or as part of our fee for services provided.  When the amount of natural gas consumed in operations by these pipelines differs from the amount provided by our customers, our pipelines must buy or sell natural gas, or store or use natural gas from inventory, which can expose us to commodity price risk depending on the regulatory treatment for this activity.  We use physical forward sales or purchases to reduce the impact of price fluctuations related to natural gas.  At December 31, 2011, there were no financial derivative instruments with respect to our natural gas pipeline operations.

In our Natural Gas Liquids segment, we are exposed to location price differential risk primarily as a result of the relative value of NGL purchases at one location and sales at another location.  To a lesser extent, we are exposed to commodity price risk resulting from the relative values of the various NGL products to each other, NGLs in storage and the relative value of NGLs to natural gas.  We utilize physical forward contracts to reduce the impact of price fluctuations related to NGLs.  At December 31, 2011, there were no financial derivative instruments with respect to our NGL operations.

See Note C of the Notes to Consolidated Financial Statements in this Annual Report for more information on our hedging activities.

INTEREST-RATE RISK

General - We are subject to the risk of interest-rate fluctuation in the normal course of business.  We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and, at times, interest-rate swaps.  Fixed-rate swaps may be used to reduce our risk of increased interest costs during periods of rising interest rates.  Floating-rate swaps may be used to convert the fixed rates of long-term borrowings into short-term variable rates.  At December 31, 2011, the interest rate on all of our long-term debt was fixed, and we had forward-starting interest-rate swaps with a notional amount of $750 million that have been designated as cash flow hedges of the variability of interest payments on a portion of a forecasted debt issuance that may result from changes in the benchmark interest rate before the debt is issued.  At December 31, 2011, we had a derivative liability of $77.5 million related to these interest-rate swaps.

COUNTERPARTY CREDIT RISK

We assess the creditworthiness of our counterparties on an ongoing basis and require security, including prepayments and other forms of collateral, when appropriate.

This page intentionally left blank.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of ONEOK Partners GP, L.L.C. as General Partner of ONEOK Partners, L.P. and to the Unitholders:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in equity, comprehensive income and cash flows present fairly, in all material respects, the financial position of ONEOK Partners, L.P. and its subsidiaries (the “Partnership”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A in the Partnership’s Form 10-K for the year ended December 31, 2011.  Our responsibility is to express opinions on these financial statements and on the Partnership’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

Tulsa, Oklahoma
February 21, 2012

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2011	2010	2009
	(Thousands of dollars, except per unit amounts)

Revenues	$11,322,607	$8,675,900	$6,474,491
Cost of sales and fuel	9,745,227	7,531,047	5,355,194
Net margin	1,577,380	1,144,853	1,119,297
Operating expenses
Operations and maintenance	414,488	363,482	361,608
Depreciation and amortization	177,549	173,708	164,136
General taxes	44,876	39,994	49,619
Total operating expenses	636,913	577,184	575,363
Gain (loss) on sale of assets	(963)	18,632	2,668
Operating income	939,504	586,301	546,602
Equity earnings from investments (Note K)	127,246	101,880	72,722
Allowance for equity funds used during construction	2,335	1,018	26,868
Other income	1,060	6,009	10,658
Other expense	(3,547)	(2,511)	(3,167)
Interest expense	(223,137)	(204,307)	(206,016)
Income before income taxes	843,461	488,390	447,667
Income taxes (Note J)	(12,569)	(15,082)	(12,963)
Net income	830,892	473,308	434,704
Less: Net income attributable to noncontrolling interests	573	606	348
Net income attributable to ONEOK Partners, L.P.	$830,319	$472,702	$434,356

Limited partners' interest in net income:
Net income attributable to ONEOK Partners, L.P.	$830,319	$472,702	$434,356
General partner's interest in net income	(147,820)	(118,165)	(96,421)
Limited partners' interest in net income	$682,499	$354,537	$337,935

Limited partners' net income per unit, basic and diluted (Note I)	$3.35	$1.75	$1.80

Number of units used in computation (thousands)	203,816	202,738	187,616
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2011	2010	2009
	(Thousands of dollars)

Net income	$830,892	$473,308	$434,704
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	(59,345)	31,296	(33,306)
Less: Realized gains (losses) on derivatives
recognized in net income	(1,974)	2,976	53,348
Other	-	-	212
Total other comprehensive income (loss)	(57,371)	28,320	(86,442)
Comprehensive income	773,521	501,628	348,262
Less: Comprehensive income attributable to noncontrolling interests	573	606	348
Comprehensive income attributable to ONEOK Partners, L.P.	$772,948	$501,022	$347,914
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
	2011	2010
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$35,091	$898
Accounts receivable, net	922,237	815,141
Affiliate receivables	4,132	5,161
Gas and natural gas liquids in storage	202,186	317,159
Commodity imbalances	62,884	92,353
Other current assets	79,343	48,060
Total current assets	1,305,873	1,278,772

Property, plant and equipment
Property, plant and equipment	6,963,652	5,857,000
Accumulated depreciation and amortization	1,259,697	1,099,548
Net property, plant and equipment (Note D)	5,703,955	4,757,452

Investments and other assets
Investments in unconsolidated affiliates (Note K)	1,223,398	1,188,124
Goodwill and intangible assets (Note E)	653,537	661,204
Other assets	59,913	34,548
Total investments and other assets	1,936,848	1,883,876
Total assets	$8,946,676	$7,920,100

Liabilities and equity
Current liabilities
Current maturities of long-term debt (Note G)	$361,062	$236,931
Notes payable (Note F)	-	429,855
Accounts payable	1,049,284	852,330
Affiliate payables	41,096	29,765
Commodity imbalances	202,542	291,110
Other current liabilities	234,645	134,151
Total current liabilities	1,888,629	1,974,142

Long-term debt, excluding current maturities (Note G)	3,515,566	2,581,572

Deferred credits and other liabilities	95,969	87,393

Commitments and contingencies (Note M)

Equity
ONEOK Partners, L.P. partners’ equity:
General partner	106,936	94,691
Common units: 130,827,354 units issued and outstanding at December 31, 2011 and December 31, 2010	1,959,437	1,825,521
Class B units: 72,988,252 units issued and outstanding at December 31, 2011 and December 31, 2010	1,426,115	1,345,322
Accumulated other comprehensive income (loss)	(51,088)	6,283
Total ONEOK Partners, L.P. partners' equity	3,441,400	3,271,817

Noncontrolling interests in consolidated subsidiaries	5,112	5,176

Total equity	3,446,512	3,276,993
Total liabilities and equity	$8,946,676	$7,920,100
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2011	2010	2009
	(Thousands of dollars)
Operating Activities
Net income	$830,892	$473,308	$434,704
Depreciation and amortization	177,549	173,708	164,136
Allowance for equity funds used during construction	(2,335)	(1,018)	(26,868)
Loss (gain) on sale of assets	963	(18,632)	(2,668)
Deferred income taxes	4,417	10,824	11,707
Equity earnings from investments	(127,246)	(101,880)	(72,722)
Distributions received from unconsolidated affiliates	132,741	96,958	75,377
Changes in assets and liabilities:
Accounts receivable	(107,096)	(196,293)	(308,703)
Affiliate receivables	1,029	27,236	(6,621)
Gas and natural gas liquids in storage	114,973	(100,167)	(26,969)
Accounts payable	161,323	138,900	233,921
Affiliate payables	11,331	7,899	(1,467)
Commodity imbalances, net	(59,099)	(5,754)	68,432
Other assets and liabilities	(9,707)	(9,885)	20,180
Cash provided by operating activities	1,129,735	495,204	562,439

Investing Activities
Capital expenditures (less allowance for equity funds used during construction)	(1,063,383)	(352,714)	(615,691)
Contributions to unconsolidated affiliates	(64,491)	(1,331)	(46,461)
Distributions received from unconsolidated affiliates	23,644	17,847	34,430
Proceeds from sale of assets	1,093	428,485	9,572
Cash provided by (used in) investing activities	(1,103,137)	92,287	(618,150)

Financing Activities
Cash distributions:
General and limited partners	(609,446)	(563,184)	(500,253)
Noncontrolling interests	(637)	(1,005)	(686)
Borrowing (repayment) of notes payable, net	(429,855)	(93,145)	523,000
Repayment of notes payable with maturities over 90 days	-	-	(870,000)
Issuance of long-term debt, net of discounts	1,295,450	-	498,325
Long-term debt financing costs	(10,986)	-	(4,000)
Repayment of long-term debt	(236,931)	(261,931)	(11,931)
Issuance of common units, net of discounts	-	322,701	241,642
Contribution from general partner	-	6,820	5,130
Cash provided by (used in) financing activities	7,595	(589,744)	(118,773)
Change in cash and cash equivalents	34,193	(2,253)	(174,484)
Cash and cash equivalents at beginning of period	898	3,151	177,635
Cash and cash equivalents at end of period	$35,091	$898	$3,151
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$198,579	$206,706	$201,773
Cash paid for income taxes	$2,252	$7,215	$5,248
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	ONEOK Partners, L.P. Partners' Equity

	Common Units	Class B Units	General Partner	Common Units
	(Units)		(Thousands of dollars)

January 1, 2009	108,852,174	72,988,252	$77,546	$1,361,058
Net income	-	-	96,421	206,633
Other comprehensive loss	-	-	-	-
Issuance of common units (Note H)	10,973,380	-	-	241,642
Contribution from general partner (Note H)	-	-	5,130	-
Distributions paid (Note H)	-	-	(94,663)	(247,571)
December 31, 2009	119,825,554	72,988,252	84,434	1,561,762
Net income	-	-	118,165	226,752
Other comprehensive income	-	-	-	-
Issuance of common units (Note H)	11,001,800	-	-	322,701
Contribution from general partner (Note H)	-	-	6,820	-
Distributions paid (Note H)	-	-	(114,728)	(285,694)
Other	-	-	-	-
December 31, 2010	130,827,354	72,988,252	94,691	1,825,521
Net income	-	-	147,820	438,089
Other comprehensive loss	-	-	-	-
Distributions paid (Note H)	-	-	(135,575)	(304,173)
Other	-	-	-	-
December 31, 2011	130,827,354	72,988,252	$106,936	$1,959,437
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Continued)

	ONEOK Partners, L.P. Partners' Equity
	Class B Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)

January 1, 2009	$1,407,016	$64,405	$5,941	$2,915,966
Net income	131,302	-	348	434,704
Other comprehensive loss	-	(86,442)	-	(86,442)
Issuance of common units (Note H)	-	-	-	241,642
Contribution from general partner (Note H)	-	-	-	5,130
Distributions paid (Note H)	(158,019)	-	(686)	(500,939)
December 31, 2009	1,380,299	(22,037)	5,603	3,010,061
Net income	127,785	-	606	473,308
Other comprehensive income	-	28,320	-	28,320
Issuance of common units (Note H)	-	-	-	322,701
Contribution from general partner (Note H)	-	-	-	6,820
Distributions paid (Note H)	(162,762)	-	(1,005)	(564,189)
Other	-	-	(28)	(28)
December 31, 2010	1,345,322	6,283	5,176	3,276,993
Net income	244,410	-	573	830,892
Other comprehensive loss	-	(57,371)	-	(57,371)
Distributions paid (Note H)	(169,698)	-	(637)	(610,083)
Other	6,081	-	-	6,081
December 31, 2011	$1,426,115	$(51,088)	$5,112	$3,446,512

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

Our operations include gathering and processing of natural gas produced from crude oil and natural gas wells.  We gather and process natural gas in the Mid-Continent region, which includes the NGL-rich Cana-Woodford Shale and Granite Wash formations, the Mississippian Lime formation of Oklahoma and Kansas, and the Hugoton and Central Kansas Uplift Basins of Kansas.  We also gather and/or process natural gas in two producing basins in the Rocky Mountain region: the Williston Basin, which spans portions of Montana and North Dakota and includes the oil-producing, NGL-rich Bakken Shale and Three Forks formations, and the Powder River Basin of Wyoming.  The natural gas we gather in the Powder River Basin of Wyoming is coal-bed methane, or dry, natural gas that does not require processing or NGL extraction in order to be marketable; dry natural gas is gathered, compressed and delivered into a downstream pipeline or market for a fee.

Our FERC-regulated interstate natural gas pipeline assets transport natural gas through gas pipelines in North Dakota, Minnesota, Wisconsin, Illinois, Indiana, Kentucky, Tennessee, Oklahoma, Texas and New Mexico.  Our interstate pipeline companies include; Midwestern Gas Transmission, Viking Gas Transmission, Guardian Pipeline, OkTex Pipeline and Northern Border Pipeline, of which we have a 50-percent interest.

Our intrastate natural gas pipeline assets in Oklahoma have access to the major natural gas producing areas including the Cana-Woodford Shale, Granite Wash and Mississippian Lime formations, and transport natural gas throughout the state.  We also have access to the major natural gas producing area in south central Kansas.  In Texas, our intrastate natural gas pipelines are connected to the major natural gas producing areas in the Texas panhandle, including the Granite Wash area, and the Permian Basin and transport natural gas throughout the western portion of the state, including the Waha Hub, where other pipelines may be accessed for transportation to western markets, the Houston Ship Channel market to the east and the Mid-Continent market to the north.

We own underground natural gas storage facilities in Oklahoma, Kansas and Texas, which are connected to our intrastate natural gas pipeline assets.

Our natural gas liquids assets consist of facilities that gather, fractionate and treat NGLs and store NGL products primarily in Oklahoma, Kansas and Texas.  We own or have an ownership interest in FERC-regulated natural gas liquids gathering and distribution pipelines in Oklahoma, Kansas, Texas, Wyoming and Colorado and terminal and storage facilities in Missouri, Nebraska, Iowa and Illinois.  We also own FERC-regulated natural gas liquids distribution and refined petroleum products pipelines in Kansas, Missouri, Nebraska, Iowa and Illinois that connect our Mid-Continent assets with Midwest markets, including Chicago, Illinois.  We own and operate truck and rail-loading and unloading facilities that interconnect with our fractionation and pipeline assets.

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

Fair Value Measurements - We define fair value as the price that would be received from the sale of an asset or the transfer of a liability in an orderly transaction between market participants at the measurement date.  We use the income approach to determine the fair value of our derivative assets and liabilities and consider the markets in which the transactions are executed.  While many of the contracts in our portfolio are executed in liquid markets where price transparency exists, some contracts are executed in markets for which market prices may exist, but the market may be relatively inactive.  This results in limited price transparency that requires management’s judgment and assumptions to estimate fair values.  For certain transactions, we utilize modeling techniques using NYMEX-settled pricing data, historical correlations of NGL product prices to crude oil prices and implied forward LIBOR curves.  We validate our valuation inputs with third-party information and settlement prices from other sources, where available.  In addition, as prescribed by the income approach, we compute the fair value of our derivative portfolio by discounting the projected future cash flows from our derivative assets and liabilities to present value using interest-rate yields to calculate present-value discount factors derived from LIBOR, Eurodollar futures and interest-rate swaps.  Finally, we consider the credit risk of our counterparties with whom our derivative assets and liabilities are executed.  Although we use our best estimates to determine the fair value of the derivative contracts we have executed, the ultimate market prices realized could differ from our estimates, and the differences could be significant.

The fair value of our forward-starting interest-rate swaps are determined using financial models that incorporate the implied forward LIBOR yield curve for the same period as the future interest swap settlements.

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

Accounts Receivable - Accounts receivable represent valid claims against nonaffiliated customers for products sold or services rendered, net of allowances for doubtful accounts.  We assess the creditworthiness of our counterparties on an ongoing basis and require security, including prepayments and other forms of collateral, when appropriate.  Outstanding customer receivables are regularly reviewed for possible nonpayment indicators, and allowances for doubtful accounts are recorded based upon management’s estimate of collectability at each balance sheet date.  At December 31, 2011 and 2010, our allowance for doubtful accounts was not material.

Inventory - The values of current natural gas and NGLs in storage are determined using the lower of weighted-average cost or market method.  Noncurrent natural gas and NGLs are classified as property and valued at cost.  Materials and supplies are valued at average cost.

Commodity Imbalances - Commodity imbalances represent amounts payable or receivable for NGL exchange contracts and natural gas pipeline imbalances and are valued at fair value.  Under the majority of our NGL exchange agreements, we physically receive volumes of unfractionated NGLs, including the risk of loss and legal title to such volumes, from the exchange counterparty.  In turn, we deliver NGL products back to the customer and charge them gathering and fractionation fees.  To the extent that the volumes we receive under such agreements differ from those we deliver, we record a net exchange receivable or payable position with the counterparties.  These net exchange receivables and payables are settled with movements of NGL products rather than with cash.  Natural Gas pipeline imbalances are settled in cash or in-kind, subject to the terms of the pipelines’ tariffs or by agreement.

Derivatives and Risk Management - We utilize derivatives to reduce our market risk exposure to commodity price and interest rate fluctuations and to achieve more predictable cash flows.  We record all derivative instruments at fair value, with the exception of normal purchases and normal sales transactions that are expected to result in physical delivery.  Commodity price volatility may have a significant impact on the fair value of derivative instruments as of a given date.

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

To reduce our exposure to fluctuations in natural gas, NGLs and condensate prices, we periodically enter into futures, forward sales, options or swap transactions in order to hedge anticipated purchases and sales of natural gas, NGLs and condensate and fuel requirements.  Interest-rate swaps are used from time to time to manage interest-rate risk.  Under certain conditions, we designate these derivative instruments as a hedge of exposure to changes in fair values or cash flow.  We formally document all relationships between hedging instruments and hedged items, as well as risk-management objectives and strategies for undertaking various hedge transactions and methods for assessing and testing correlation and hedge ineffectiveness.  We specifically identify the forecasted transaction that has been designated as the hedged item with a cash flow hedge.  We assess the effectiveness of hedging relationships quarterly by performing an effectiveness analysis on our fair value and cash flow hedging relationships to determine whether the hedge relationships are highly effective on a retrospective and prospective basis.  We also document our normal purchases and normal sales transactions that we expect to result in physical delivery and that we elect to exempt from derivative accounting treatment.

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

Property, Plant and Equipment - Our properties are stated at cost, including AFUDC.  Generally, the cost of regulated property retired or sold, plus removal costs, less salvage, is charged to accumulated depreciation.  Gains and losses from sales or transfers of nonregulated properties or an entire operating unit or system of our regulated properties are recognized in income.  Maintenance and repairs are charged directly to expense.

The interest portion of AFUDC represents the cost of borrowed funds used to finance construction activities.  We capitalize interest costs during the construction or upgrade of qualifying assets.  Interest costs capitalized in 2011, 2010 and 2009 were $22.2 million, $3.8 million and $16.1 million, respectively.  Capitalized interest is recorded as a reduction to interest expense.  The equity portion of AFUDC represents the capitalization of the estimated average cost of equity used during the construction of major projects and is recorded in the cost of our regulated properties and as a credit to the allowance for equity funds used during construction.

Our properties are depreciated using the straight-line method over their estimated useful lives.  Generally, we apply composite depreciation rates to functional groups of property having similar economic circumstances.  We periodically conduct depreciation studies to assess the economic lives of our assets.  For our regulated assets, these depreciation studies are completed as a part of our rate proceedings, and the changes in economic lives, if applicable, are implemented prospectively when the new rates are billed.  For our nonregulated assets, if it is determined that the estimated economic life changes, the changes are made prospectively.  Changes in the estimated economic lives of our property, plant and equipment could have a material effect on our financial position or results of operations.

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

Impairment of Goodwill and Long-Lived Assets, Including Intangible Assets - We assess our goodwill for impairment at least annually as of July 1.  As part of our impairment test, an initial assessment is made by comparing the fair value of a reporting unit with its book value, including goodwill.  If the fair value is less than the book value, an impairment is indicated, and we must perform a second test to measure the amount of the impairment.  In the second test, we calculate the implied fair value of the goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value determined in step one of the assessment.  If the carrying value of the goodwill exceeds the implied fair value of the goodwill, we will record an impairment charge.  There were no impairment charges resulting from our 2011, 2010 or 2009 impairment tests.

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

We assess our long-lived assets, including intangible assets with finite useful lives, for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable.  An impairment is indicated if the carrying amount of a long-lived asset exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset.  If an impairment is indicated, we record an impairment loss equal to the difference between the carrying value and the fair value of the long-lived asset.  We determined that there were no asset impairments in 2011, 2010 or 2009.

For the investments we account for under the equity method, the impairment test considers whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary.  Therefore, we periodically reevaluate the amount at which we carry our equity method investments to determine whether current events or circumstances warrant adjustments to our carrying value.  We determined that there were no impairments to our investments in unconsolidated affiliates in 2011, 2010 or 2009.

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

At December 31, 2011 and 2010, we recorded regulatory assets of approximately $9.3 million and $10.5 million, respectively, which are currently being recovered and are expected to be recovered from our customers.  Regulatory assets are being recovered as a result of approved rate proceedings over varying time periods up to 40 years.  These assets are reflected in other assets on our Consolidated Balance Sheets.

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

We utilize a more-likely-than-not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that is taken or expected to be taken in a tax return.  We reflect penalties and interest as part of income tax expense as they become applicable for tax provisions that do not meet the more-likely-than-not recognition threshold and measurement attribute.  During 2011, 2010 and 2009, our tax positions did not require an establishment of a material reserve.

We file numerous consolidated and separate income tax returns with federal tax authorities of the United States and Canada along with the tax authorities of several states.  There are no United States federal audits or statute waivers at this time.  We have been notified by the state of Texas of their intent to audit tax years 2008-2011.  See Note J for additional discussion of income taxes.

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

In accordance with long-standing regulatory treatment, we collect, through rates, the estimated costs of removal on certain regulated properties through depreciation expense, with a corresponding credit to accumulated depreciation and amortization.  These removal costs are nonlegal obligations; however, the amounts collected in excess of the nonlegal asset removal costs incurred are accounted for as a regulatory liability.  Historically, the regulatory authorities that have jurisdiction over our regulated operations have not required us to quantify this amount; rather, these costs are addressed prospectively in depreciation rates and are set in each general rate order.  We have made an estimate of our regulatory liability using current rates since the last general rate order in each of our jurisdictions; however, significant uncertainty exists regarding the ultimate determination of this liability pending, among other issues, clarification of regulatory intent.  We continue to monitor the regulatory authorities, and the liability may be adjusted as more information is obtained.

Contingencies - Our accounting for contingencies covers a variety of business activities, including contingencies for legal and environmental exposures.  We accrue these contingencies when our assessments indicate that it is probable that a liability has been incurred or an asset will not be recovered and an amount can be estimated reasonably.  We base our estimates on currently available facts and our estimates of the ultimate outcome or resolution.  Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of a remediation feasibility study.  Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.  Actual results may differ from our estimates resulting in an impact, positive or negative, on earnings.  See Note M for additional discussion of contingencies.

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

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS),” which provides a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS.  This new guidance changes some fair value measurement principles and disclosure requirements.  We expect the impact of this guidance to be immaterial when we adopt it beginning with our March 31, 2012, Quarterly Report.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which provides two options for presenting items of net income, comprehensive income and total comprehensive income, by either creating one continuous statement of comprehensive income or two separate consecutive statements and requires certain other disclosures.  In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which deferred certain presentation requirements in ASU 2011-05 for items reclassified out of accumulated other comprehensive income.  We expect the impact of this guidance to be immaterial when we adopt it beginning with our March 31, 2012, Quarterly Report.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment,” which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  Under the amendments in this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test.  An entity may also resume performing the qualitative assessment in any subsequent period.  We will adopt this guidance beginning with our July 1, 2012, goodwill impairment test.

B.              FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for the periods indicated:

	December 31, 2011
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net (b)
	(Thousands of dollars)
Derivatives - commodity
Assets	$-	$27,608	$6,119	$33,727	$(3,839)	$29,888
Liabilities	$-	$(837)	$(3,002)	$(3,839)	$3,839	$-
Derivatives - interest rate
Liabilities	$-	$(77,509)	$-	$(77,509)	$-	$(77,509)

	December 31, 2010
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net (b)
	(Thousands of dollars)
Derivatives - commodity
Assets	$-	$15,305	$2,311	$17,616	$(6,516)	$11,100
Liabilities	$-	$(5,361)	$(1,155)	$(6,516)	$6,516	$-
(a) - Our derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us.
(b) - Included in other current assets, other assets or other current liabilities in our Consolidated Balance Sheets.

At December 31, 2011 and 2010, we had no cash collateral held or posted under our master netting arrangements.

Derivative instruments categorized as Level 1 include exchange-traded contracts that are valued using unadjusted quoted prices in active markets.

Our derivative instruments categorized as Level 2 include nonexchange-traded fixed-price swaps for natural gas and condensate that are valued based on NYMEX-settled prices for natural gas and crude oil, respectively.  Also, included in Level 2 are our interest-rate swaps that are valued using financial models that incorporate the implied forward LIBOR yield curve for the same period as the future interest-rate swap settlements.

Our derivative instruments categorized as Level 3 include over-the-counter fixed-price swaps for NGL products, natural gas basis swaps and certain physical forward contracts for NGL products.  These instruments are valued based on independent broker quotes and observable market information, the forward NYMEX curve for crude oil and internally developed natural gas basis curves incorporating observable and unobservable market data.  We corroborate the data on which our fair value estimates are based using our market knowledge of recent transactions and day-to-day pricing fluctuations and analysis of historical relationships of data from broker quotes compared with actual settlements and correlations.

The following table sets forth a reconciliation of our Level 3 fair value measurements for the periods indicated:

	Years Ended December 31,
Derivative Assets (Liabilities)	2011	2010
	(Thousands of dollars)
Net assets (liabilities) at beginning of period	$1,156	$(13,052)
Total realized/unrealized gains (losses):
Included in earnings (a)	(885)	885
Included in other comprehensive income (loss)	2,846	13,323
Net assets (liabilities) at end of period	$3,117	$1,156

Total gains (losses) for the period included in earnings
attributable to the change in unrealized gains (losses)
relating to assets and liabilities still held as of the end
of the period (a)	$-	$885
(a) - Included in revenues in our Consolidated Statements of Income.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable, accounts payable and notes payable is equal to book value, due to the short-term nature of these items.

The estimated fair value of the aggregate of our senior notes outstanding, including current maturities, was $4.5 billion and $3.1 billion at December 31, 2011 and 2010, respectively.  The book value of the aggregate of our senior notes outstanding, including current maturities, was $3.9 billion and $2.8 billion at December 31, 2011 and 2010, respectively.  The estimated fair value of the aggregate of our senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities.

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

In our Natural Gas Pipelines segment, we are exposed to commodity price risk because our intrastate and interstate natural gas pipelines retain natural gas from our customers for operations or as part of our fee for services provided.  When the amount of natural gas consumed in operations by these pipelines differs from the amount provided by our customers, our pipelines must buy or sell natural gas, or store or use natural gas from inventory, which can expose us to commodity price risk depending on the regulatory treatment for this activity.  We use physical forward sales or purchases to reduce the impact of price fluctuations related to natural gas.  At December 31, 2011 and 2010, there were no financial derivative instruments with respect to our natural gas pipeline operations.

In our Natural Gas Liquids segment, we are exposed to basis risk primarily as a result of the relative value of NGL purchases at one location and sales at another location.  To a lesser extent, we are exposed to commodity price risk resulting from the relative values of the various NGL products to each other, NGLs in storage and the relative value of NGLs to natural gas.  We utilize physical forward contracts to reduce the impact of price fluctuations related to NGLs.  At December 31, 2011 and 2010, there were no financial derivative instruments with respect to our NGL operations.

Interest-rate risk - We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and, at times, interest-rate swaps.  Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts.  At December 31, 2011, we had forward-starting interest-rate swaps that have been designated as cash flow hedges of the variability of interest payments on a portion of a forecasted debt issuance that may result from changes in the benchmark interest rate before the debt is issued.  At December 31, 2010, we did not have any interest-rate swap agreements.

Fair Values of Derivative Instruments - See Note B for a discussion of the inputs associated with our fair value measurements.  The following table sets forth the fair values of our derivative instruments for the periods indicated:

	December 31, 2011		December 31, 2010
	Assets (a)	(Liabilities) (a)	Assets (b)	(Liabilities) (b)
	(Thousands of dollars)
Derivatives designated as hedging instruments
Commodity contracts - financial	$33,727	$(3,839)	$13,782	$(3,556)
Interest-rate contracts	-	(77,509)	-	-
Total derivatives designated as hedging instruments	33,727	(81,348)	13,782	(3,556)

Commodity derivatives not designated as hedging instruments
Financial	-	-	2,218	(2,960)
Physical	-	-	1,616	-
Total derivatives not designated as hedging instruments	-	-	3,834	(2,960)
Total derivatives	$33,727	$(81,348)	$17,616	$(6,516)
(a) - Included on a net basis in other current assets, other assets and other current liabilities on our Consolidated Balance Sheets.
(b) - Included on a net basis in other current assets on our Consolidated Balance Sheets.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held for the periods indicated:
		December 31, 2011		December 31, 2010

	Contract Type	Purchased/ Payor	Sold/ Receiver	Purchased/ Payor	Sold/ Receiver
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Swaps	-	(21.5)	-	(8.2)
- Crude oil and NGLs (MMBbl)	Swaps	-	(2.9)	-	(1.5)
Basis
- Natural gas (Bcf)	Swaps	-	(21.5)	-	(8.2)
Interest-rate contracts (Millions of dollars)	Forward-starting Swaps	$750.0	-	-	-

Derivatives not designated as hedging instruments:
Fixed price
- Natural gas (Bcf)	Swaps	-	-	2.6	(2.6)
- Crude oil and NGLs (MMBbl)	Forwards and Swaps	-	-	0.6	(0.6)
Basis
- Natural gas (Bcf)	Swaps	-	-	2.6	(2.6)

Cash Flow Hedges - At December 31, 2011, our Consolidated Balance Sheet reflected a net unrealized loss of $51.1 million in accumulated other comprehensive income (loss), with a corresponding offset in derivative financial instrument assets and liabilities.  The portion of accumulated other comprehensive income (loss) attributable to our commodity derivative financial instruments is a gain of $29.9 million, which will be realized within the next 24 months as the forecasted transactions affect earnings.  If commodity prices remain at the current levels, we will recognize $24.0 million in gains over the next 12 months, and we will recognize $5.9 million in gains thereafter.  The amounts deferred in accumulated other comprehensive income (loss) attributable to our interest-rate swaps will be amortized to interest expense over the life of long-term, fixed-rate debt upon issuance of the debt.

The following table sets forth the effect of cash flow hedges recognized in other comprehensive income (loss) for the periods indicated:

Derivatives in Cash Flow	Years Ended December 31,
Hedging Relationships	2011	2010	2009
	(Thousands of dollars)
Commodity contracts	$18,164	$31,296	$(34,905)
Interest rate contracts	(77,509)	-	1,599
Total gain recognized in other comprehensive income (loss) (effective portion)	$(59,345)	$31,296	$(33,306)

The following table sets forth the effect of cash flow hedges on our Consolidated Statements of Income for the periods indicated:

	Location of Gain (Loss) Reclassified from
Derivatives in Cash Flow	Accumulated Other Comprehensive Income	Years Ended December 31,
Hedging Relationships	(Loss) into Net Income (Effective Portion)	2011	2010	2009
		(Thousands of dollars)
Commodity contracts	Revenues	$(1,494)	$2,949	$52,108
Interest-rate contracts	Interest expense	(480)	27	1,240
Total gain (loss) reclassified from accumulated other comprehensive income (loss) into net income (effective portion)		$(1,974)	$2,976	$53,348

Ineffectiveness related to our cash flow hedges was not material for 2011, 2010 and 2009.  In the event that it becomes probable that a forecasted transaction will not occur, we would discontinue cash flow hedge treatment, which would affect earnings.  There were no gains or losses due to the discontinuance of cash flow hedge treatment during 2011, 2010 and 2009.

Credit Risk - All of our commodity derivative financial contracts are with our affiliate, ONEOK Energy Services Company, L.P. (OES), a subsidiary of ONEOK.  OES has entered into similar commodity derivative financial contracts with third parties at our direction and on our behalf.  We have an indemnification agreement with OES that indemnifies and holds OES harmless from any liability it may incur solely as a result of its entering into commodity derivative financial contracts on our behalf.  Derivative assets for which we would indemnify OES in the event of a default by the counterparty totaled $29.9 million and $9.5 million at December 31, 2011 and 2010, respectively, and were with investment-grade counterparties that are primarily in the oil and gas and financial services sectors.  Our interest-rate derivatives are with investment-grade financial institutions.

D.              PROPERTY, PLANT AND EQUIPMENT

The following table sets forth our property, plant and equipment by property type, for the periods indicated:

	Estimated Useful	December 31,	December 31,
	Lives (Years)	2011	2010
		(Thousands of dollars)
Non-Regulated
Gathering pipelines and related equipment	5 to 46	$1,350,227	$1,144,753
Processing and fractionation and related equipment	5 to 42	1,294,586	993,100
Storage and related equipment	5 to 54	299,610	263,125
Transmission pipelines and related equipment	15 to 54	182,863	198,373
General plant and other	2 to 42	67,006	63,021
Construction work in process	-	687,294	212,395
Regulated
Storage and related equipment	5 to 54	136,971	133,314
Natural gas transmission pipelines and related equipment	5 to 77	1,404,288	1,380,598
Natural gas liquids transmission pipelines and related equipment	5 to 80	1,436,500	1,351,245
General plant and other	2 to 53	52,857	48,048
Construction work in process	-	51,450	69,028
Property, plant and equipment		6,963,652	5,857,000
Accumulated depreciation and amortization - non-regulated		(740,648)	(638,756)
Accumulated depreciation and amortization - regulated		(519,049)	(460,792)
Net property, plant and equipment		$5,703,955	$4,757,452

The average depreciation rates for our regulated property are set forth, by segment, in the following table for the periods indicated:

	Years Ended December 31,
	2011	2010	2009
Natural Gas Pipelines	2.2%	2.2%	2.2%
Natural Gas Liquids	1.9%	1.9%	1.8%

E.              GOODWILL AND INTANGIBLE ASSETS

Goodwill - The following table sets forth our goodwill, by segment, at both December 31, 2011 and 2010:

(Thousands of dollars)
Natural Gas Gathering and Processing	$90,037
Natural Gas Pipelines	131,115
Natural Gas Liquids	175,566
Total goodwill	$396,718

Intangible Assets - Our intangible assets relate primarily to contracts acquired through acquisitions in our Natural Gas Liquids segment, which are being amortized over an aggregate weighted-average period of 40 years.  Amortization expense for intangible assets for 2011, 2010 and 2009 was $7.7 million each year, and the aggregate amortization expense for each of the next five years is estimated to be approximately $7.7 million.  The following table reflects the gross carrying amount and accumulated amortization of intangible assets for the periods presented:

	December 31,	December 31,
	2011	2010
	(Thousands of dollars)
Gross intangible assets	$306,650	$306,650
Accumulated amortization	(49,831)	(42,164)
Net intangible assets	$256,819	$264,486

F.              CREDIT FACILITIES AND SHORT-TERM NOTES PAYABLE

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

At December 31, 2011, our ratio of indebtedness to adjusted EBITDA was 2.9 to 1, and we were in compliance with all covenants under our Partnership 2011 Credit Agreement.

A portion of the proceeds from our January 2011 debt issuance, discussed in Note G, was used to repay the outstanding balance of our commercial paper.  At December 31, 2011, we had no commercial paper outstanding, no letters of credit issued and no borrowings under our Partnership 2011 Credit Agreement.  At December 31, 2010, we had $429.9 million in commercial paper outstanding and no borrowings under our Partnership Credit Agreement.

In October 2011, we increased the size of our commercial paper program to $1.2 billion from $1.0 billion.

At December 31, 2010, the weighted-average interest rate on our short-term debt outstanding was 0.38 percent.

G.              LONG-TERM DEBT

All notes are senior unsecured obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness.  The following table sets forth our long-term debt for the periods indicated:

	December 31,	December 31,
	2011	2010
	(Thousands of dollars)
ONEOK Partners
$225,000 at 7.10% due 2011	$-	$225,000
$350,000 at 5.90% due 2012	350,000	350,000
$650,000 at 3.25% due 2016	650,000	-
$450,000 at 6.15% due 2016	450,000	450,000
$500,000 at 8.625% due 2019	500,000	500,000
$600,000 at 6.65% due 2036	600,000	600,000
$600,000 at 6.85% due 2037	600,000	600,000
$650,000 at 6.125% due 2041	650,000	-
Guardian Pipeline
Average 7.85%, due 2022	85,919	97,850
Total long-term notes payable	3,885,919	2,822,850
Unamortized debt discount and other	(9,291)	(4,347)
Current maturities	(361,062)	(236,931)
Long-term debt	$3,515,566	$2,581,572

The aggregate maturities of long-term debt outstanding for years 2012 through 2016 are shown below:

	ONEOK	Guardian
	Partners	Pipeline	Total
	(Millions of dollars)
2012	$350.0	$11.1	$361.1
2013	$-	$7.7	$7.7
2014	$-	$7.7	$7.7
2015	$-	$7.7	$7.7
2016	$1,100.0	$7.7	$1,107.7

Debt Issuance and Maturity - In January 2011, we completed an underwritten public offering of $1.3 billion of senior notes, consisting of $650 million of 3.25-percent senior notes due 2016 and $650 million of 6.125-percent senior notes due 2041.  The net proceeds from the offering of approximately $1.28 billion were used to repay amounts outstanding under our commercial paper program, to repay the $225 million principal amount of senior notes due March 2011 and for general partnership purposes, including capital expenditures.  We pay interest on the senior notes due 2016 and 2041 on February 1 and August 1 of each year.

We intend to repay our $350 million 5.9-percent senior notes that mature in April 2012 with a combination of cash on hand and short-term borrowings.

ONEOK Partners Debt Covenants - The senior notes issued in January 2011 are governed by an indenture, dated as of September 25, 2006, between us and Wells Fargo Bank, N.A., the trustee, as supplemented.  The indenture does not limit the aggregate principal amount of debt securities that may be issued and provides that debt securities may be issued from time to time in one or more additional series.  The indenture contains covenants including, among other provisions, limitations on our ability to place liens on our property or assets and to sell and lease back our property.  The indenture includes an event of default upon acceleration of other indebtedness of $100 million or more.  Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of any of our outstanding senior notes to declare those senior notes immediately due and payable in full.

We may redeem the senior notes due 2012, 2016 (6.15 percent), 2019, 2036, and 2037, in whole or in part, at any time prior to their maturity at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium.  The redemption price will never be less than 100 percent of the principal amount of the respective note plus accrued and unpaid interest to the redemption date.  We may redeem our senior notes due 2016 (3.25 percent) and 2041 at a redemption price equal to the principal amount, plus accrued interest, starting one and six months, respectively, before their maturity dates.  Prior to these dates, we may redeem these senior notes on the same terms as our other senior notes.  Our senior notes are senior unsecured obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness, and structurally subordinate to any of the existing and future debt and other liabilities of any nonguarantor subsidiaries.

ONEOK Partners Debt Guarantee - Our senior notes are fully and unconditionally guaranteed on a senior unsecured basis by the Intermediate Partnership.  The guarantee ranks equally in right of payment to all of the Intermediate Partnership’s existing and future unsecured senior indebtedness.  See Note P for additional information on the guarantee.  Our long-term debt is nonrecourse to our general partner.

Guardian Pipeline Senior Notes - These senior notes were issued under a master shelf agreement dated November 8, 2001, with certain financial institutions.  Principal payments are due quarterly through 2022.  Interest rates on the $85.9 million in senior notes outstanding at December 31, 2011, range from 7.61 percent to 8.27 percent, with an average rate of 7.85 percent.  Guardian Pipeline’s senior notes contain financial covenants that require the maintenance of a ratio of (i) EBITDAR, as defined in the master shelf agreement to fixed charges (interest expense plus operating lease expense) of not less than 1.5 to 1 and (ii) total indebtedness to EBITDAR of not greater than 4.75 to 1.  Upon any breach of these covenants, all amounts outstanding under the master shelf agreement may become due and payable immediately.  At December 31, 2011, Guardian Pipeline’s EBITDAR-to-fixed-charges ratio was 6.5 to 1, the ratio of indebtedness to EBITDAR was 1.8 to 1, and Guardian Pipeline was in compliance with its financial covenants.

Other - We amortize premiums, discounts and expenses incurred in connection with the issuance of long-term debt consistent with the terms of the respective debt instrument.

H.              EQUITY

ONEOK - ONEOK and its affiliates owned all of the Class B units, 11,800,000 common units and the entire 2-percent general partner interest in us, which together constituted a 42.8-percent ownership interest in us at December 31, 2011.

2011 Activity - In July 2011, a two-for-one split of our common and Class B units was completed and our Partnership Agreement was amended to adjust the formula for distributing available cash among our general partner and limited partners to reflect the unit split.  As a result, we have adjusted all unit and per-unit amounts contained herein to be presented on a post-split basis.

2010 Activity - In February 2010, we completed an underwritten public offering of 11,001,800 common units, including the partial exercise by the underwriters of their over-allotment option, at a public offering price of $30.38 per common unit, generating net proceeds of approximately $322.7 million.  In conjunction with the offering, ONEOK Partners GP contributed $6.8 million in order to maintain its 2-percent general partner interest in us.  We used the proceeds from the sale of common units and the general partner contribution to repay borrowings under our Partnership Credit Agreement and for general partnership purposes.

2009 Activity - In July 2009, we completed an underwritten public offering of 10,973,380 common units, including the partial exercise by the underwriters of their over-allotment option, at $22.91 per common unit, generating net proceeds of approximately $241.6 million.  In conjunction with the offering, ONEOK Partners GP contributed an aggregate of $5.1 million in order to maintain its 2-percent general partner interest in us.  We used the proceeds from the sale of common units and the general partner contributions to repay borrowings under our Partnership Credit Agreement and for general partnership purposes.

Partnership Agreement - Available cash, as defined in our Partnership Agreement generally will be distributed to our general partner and limited partners according to their partnership percentages of 2 percent and 98 percent, respectively.  Our general partner’s percentage interest in quarterly distributions is increased after certain specified target levels are met during the quarter.  On July 12, 2011, the Partnership Agreement was amended to adjust the formula for distributing available cash among our general partner and limited partners to reflect the two-for-one unit split described below.  Under the incentive distribution provisions, as set forth in our Partnership Agreement, our general partner receives:
•	15 percent of amounts distributed in excess of $0.3025 per unit;
•	25 percent of amounts distributed in excess of $0.3575 per unit; and
•	50 percent of amounts distributed in excess of $0.4675 per unit.

Cash Distributions - The following table sets forth the quarterly cash distribution declared and paid on each of our common and Class B units during the periods indicated:
	Years Ended December 31,
	2011	2010	2009
First Quarter	$0.570	$0.550	$0.540
Second Quarter	$0.575	$0.555	$0.540
Third Quarter	$0.585	$0.560	$0.540
Fourth Quarter	$0.595	$0.565	$0.545

In January 2012, our general partner declared a cash distribution of $0.61 per unit ($2.44 per unit on an annualized basis) for the fourth quarter of 2011, an increase of $0.015 from the previous quarter, which was paid on February 14, 2012, to unitholders of record at the close of business on January 31, 2012.

The following table shows our distributions paid in the periods indicated:

	Years Ended December 31,
	2011	2010	2009
	(Thousands, except per unit amounts)
Distribution per unit	$2.325	$2.230	$2.165

General partner distributions	$12,189	$11,265	$10,006
Incentive distributions	123,386	103,463	84,657
Distributions to general partner	135,575	114,728	94,663
Limited partner distributions to ONEOK	197,132	189,076	183,566
Limited partner distributions to other unitholders	276,739	259,380	222,024
Total distributions paid	$609,446	$563,184	$500,253

The following table shows our distributions declared for the periods indicated and paid within 45 days of the end of the period:

	Years Ended December 31,
	2011	2010	2009
	(Thousands, except per unit amounts)
Distribution per unit	$2.365	$2.250	$2.175

General partner distributions	$12,515	$11,577	$10,228
Incentive distributions	131,212	108,711	87,734
Distributions to general partner	143,727	120,288	97,962
Limited partner distributions to ONEOK	200,524	190,774	184,415
Limited partner distributions to other unitholders	281,500	267,812	229,030
Total distributions declared	$625,751	$578,874	$511,407

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

ONEOK Partners GP owns the entire 2-percent general partnership interest in us, which entitles it to incentive distribution rights that provide for an increasing proportion of cash distributions from the partnership as the distributions made to limited partners increase above specified levels.  For purposes of our calculation of limited partners’ net income per unit, net income attributable to ONEOK Partners, L.P. is allocated to the general partner as follows:  (i) an amount based upon the 2-percent general partner interest in net income attributable to ONEOK Partners, L.P.; and (ii) the amount of the general partner’s incentive distribution rights based on the total cash distributions declared for the period.  The amount of incentive distributions allocated to our general partner totaled $131.2 million, $108.7 million and $87.7 million for 2011, 2010 and 2009, respectively.

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

J.              INCOME TAXES

The following table sets forth our provision for income taxes for the periods indicated:

	Years Ended December 31,
	2011	2010	2009
	(Thousands of dollars)
Current income tax provision
Federal	$2,177	$539	$83
State	5,975	3,719	1,173
Total current income tax provision	8,152	4,258	1,256
Deferred income tax provision
Federal	3,831	10,125	9,782
State	586	699	1,925
Total deferred income tax provision	4,417	10,824	11,707
Total provision for income taxes	$12,569	$15,082	$12,963

The following table is a reconciliation of our income tax provision for the periods indicated:

	Years Ended December 31,
	2011	2010	2009
	(Thousands of dollars)
Income before income taxes	$843,461	$488,390	$447,667
Less: Net income attributable to noncontrolling interests	573	606	348
Income attributable to ONEOK Partners, L.P.
before income taxes	842,888	487,784	447,319
Federal statutory income tax rate	35.0%	35.0%	35.0%
Provision for federal income taxes	295,011	170,724	156,562
Partnership earnings not subject to tax	(288,641)	(160,219)	(148,229)
State income taxes, net of federal benefit	6,239	4,398	2,594
Other, net	(40)	179	2,036
Income tax provision	$12,569	$15,082	$12,963

The following table sets forth the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities for the periods indicated:
	Years Ended December 31,
	2011	2010
	(Thousands of dollars)
Deferred tax assets
Other	$1,267	$448
Total deferred tax assets	1,267	448
Deferred tax liabilities
Excess of tax over book depreciation	33,938	28,773
Regulatory assets	2,896	2,685
Total deferred tax liabilities	36,834	31,458
Net deferred tax liabilities	$35,567	$31,010

We had income taxes payable of approximately $5.5 million and $0.1 million at December 31, 2011 and 2010, respectively.

K.              UNCONSOLIDATED AFFILIATES

Overland Pass Pipeline Company - In September 2010, we completed a transaction to sell a 49-percent ownership interest in Overland Pass Pipeline Company to a subsidiary of Williams Partners resulting in each joint-venture member now owning 50 percent of Overland Pass Pipeline Company.  In accordance with the joint-venture agreement, we received approximately $423.7 million in cash at closing.  As a result of the transaction, we no longer control or operate Overland Pass Pipeline Company and began accounting for our investment under the equity method of accounting in September 2010.  In connection with the deconsolidation of Overland Pass Pipeline Company, we recognized approximately $16.3 million in gain on sale of assets, primarily attributable to the remeasurement of our retained investment in Overland Pass Pipeline Company to its fair value, and have recorded our retained investment of approximately $438.0 million in investments in unconsolidated affiliates.  Our estimate of the fair value of our retained interest in Overland Pass Pipeline Company was based upon the income and market valuation approaches.

The Overland Pass Pipeline Company limited liability company agreement provides that distributions to Overland Pass Pipeline Company’s members are to be made on a pro rata basis according to each member’s percentage interest.  The Overland Pass Pipeline Company Management Committee determines the amount and timing of such distributions.  Any changes to, or suspension of, the cash distributions from Overland Pass Pipeline Company requires the unanimous approval of the Overland Pass Pipeline Management Committee.  Cash distributions are equal to 100 percent of available cash as defined in the limited liability company agreement.

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

During 2011, we made equity contributions to Northern Border Pipeline totaling approximately $54.8 million.

Investments in Unconsolidated Affiliates - The following table sets forth our investments in unconsolidated affiliates for the periods indicated:

	Net Ownership	December 31,	December 31,
	Interest	2011	2010
		(Thousands of dollars)
Northern Border Pipeline	50%	$416,206	$384,011
Overland Pass Pipeline Company	50%	447,449	443,392
Fort Union Gas Gathering	37%	117,353	115,148
Bighorn Gas Gathering	49%	91,748	92,659
Other	Various	150,642	152,914
Investments in unconsolidated affiliates (a)		$1,223,398	$1,188,124
(a) - Equity method goodwill (Note A) was $185.6 million at December 31, 2011 and 2010.

Equity Earnings from Investments - The following table sets forth our equity earnings from investments for the periods indicated:

	Years Ended December 31,
	2011	2010	2009
	(Thousands of dollars)
Northern Border Pipeline	$76,365	$68,124	$41,300
Overland Pass Pipeline Company (a)	19,535	5,421	-
Fort Union Gas Gathering	15,280	14,367	14,533
Bighorn Gas Gathering	5,990	5,495	7,807
Other	10,076	8,473	9,082
Equity earnings from investments	$127,246	$101,880	$72,722
(a) - Beginning in September 2010, following the sale of a 49-percent interest, Overland Pass Pipeline Company was deconsolidated and prospectively accounted for under the equity method.

Unconsolidated Affiliates Financial Information - The following tables set forth summarized combined financial information of our unconsolidated affiliates for the periods indicated:

	December 31,	December 31,
	2011	2010
	(Thousands of dollars)
Balance Sheet
Current assets	$133,579	$93,698
Property, plant and equipment, net	$2,451,798	$2,500,708
Other noncurrent assets	$35,548	$28,222
Current liabilities	$76,355	$74,969
Long-term debt	$534,485	$616,210
Other noncurrent liabilities	$15,510	$13,773
Accumulated other comprehensive loss	$(2,700)	$(2,883)
Owners’ equity	$1,997,275	$1,920,559

	Years Ended December 31,
	2011	2010	2009
	(Thousands of dollars)
Income Statement (a)
Operating revenues	$496,158	$440,826	$383,625
Operating expenses	$221,261	$189,437	$178,194
Net income	$249,559	$223,715	$164,002

Distributions paid to us (a)	$156,385	$114,805	$109,807
(a) - Financial information for 2011 is not directly comparable with 2010 or 2009 due to the deconsolidation of Overland Pass Pipeline Company in September 2010.

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

Our derivative contracts with OES are discussed under “Credit Risk” in Note C.

The following table sets forth the transactions with related parties for the periods indicated:

	Years Ended December 31,
	2011	2010	2009
	(Thousands of dollars)
Revenues	$403,603	$457,740	$475,765

Expenses
Cost of sales and fuel	$48,163	$53,107	$46,824
Administrative and general expenses	251,239	207,282	200,002
Total expenses	$299,402	$260,389	$246,826

ONEOK Partners GP made additional general partner contributions to us of $6.8 million and $5.1 million in 2010 and 2009, respectively, to maintain its 2-percent general partner interest in connection with the issuance of common units.  See Note H for additional information about cash distributions paid to ONEOK for its general partner and limited partner interests.

M.              COMMITMENTS AND CONTINGENCIES

Commitments - Operating leases represent future minimum lease payments under noncancelable equipment leases covering office space, pipeline equipment, rights of way and vehicles.  Firm transportation and storage contracts are fixed-price contracts that provide us with firm transportation and storage capacity.  Rental expense in 2011, 2010 and 2009 was not material.  The following table sets forth our operating lease and firm transportation and storage contracts payments for the periods presented:

	Operating Leases	Firm Transportation and Storage Contracts	Total
	(Millions of dollars)
2012	$3.4	$9.0	$12.4
2013	2.8	6.5	9.3
2014	2.8	6.2	9.0
2015	1.3	6.1	7.4
2016	1.0	4.7	5.7
Thereafter	6.4	5.7	12.1
Total	$17.7	$38.2	$55.9

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

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the years ended December 31, 2011, 2010 or 2009.

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

In addition, the EPA has issued a rule on air-quality standards, “National Emission Standards for Hazardous Air Pollutants for Reciprocating Internal Combustion Engines,” also known as RICE NESHAP, with a compliance date in 2013.  The rule will require capital expenditures over the next two years for the purchase and installation of new emissions-control equipment.  We do not expect these expenditures to have a material impact on our results of operations, financial position or cash flows.

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

Pipeline Safety - We are subject to Pipeline and Hazardous Materials Safety Administration regulations, including integrity- management regulations.  The Pipeline Safety Improvement Act of 2002 requires pipeline companies operating high-pressure pipelines to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated high-consequence areas.  In January 2012, The Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 was signed into law.  The new law increased the maximum penalties for violating federal pipeline safety regulations and directs the DOT and Secretary of Transportation to conduct further review or studies on issues that may or may not be material to us.  These issues include but are not limited to:
•	an evaluation of whether liquid and gas pipeline integrity management requirements should be expanded beyond current high consequence areas;
•	a review of all gas and hazardous liquid gathering pipeline exemptions;
•	a verification of records for pipelines in class 3 and 4 locations and high consequence areas to confirm maximum allowable operating pressures; and
•	a requirement to test pipelines previously untested in high consequence areas operating above 30 percent yield strength.

The potential capital and operating expenditures related to this legislation, the associated regulations or other new pipeline safety regulations are unknown.

Financial Markets Legislation - The Dodd-Frank Act represents a far-reaching overhaul of the framework for regulation of United States financial markets.  Various regulatory agencies, including the SEC and the CFTC, have proposed regulations for implementation of many of the provisions of the Dodd-Frank Act.  Although the CFTC has issued final regulations for certain provisions of the Dodd-Frank Act, many remain outstanding.  In November 2011, the CFTC published final rules on speculative position limits, which we do not expect to impact directly our current risk management practices.  In December 2011, the CFTC issued an order that further defers the effective date of the provisions of the Dodd-Frank Act that require a rulemaking, such as definitions of certain terms, until the earlier of the effective date of the final rule defining the reference terms or July 16, 2012.  Until the remaining final regulations are established, we are unable to ascertain how we may be affected by them.  Based on our assessment of the regulations issued to date and those proposed, we expect to be able to continue to participate in financial markets for hedging certain risks inherent in our business, including commodity and interest-rate risks; however, the costs of doing so may increase as a result of the new legislation.  We also may incur additional costs associated with our compliance with the new regulations and anticipated additional record keeping, reporting and disclosure obligations; however, we do not believe the costs will be material.  These requirements could affect adversely market liquidity and pricing of derivative contracts making it more difficult to execute our risk-management strategies in the future.  Also, the anticipated increased costs of compliance by dealers and counterparties likely will be passed on to customers, which could decrease the benefits of hedging to us and could reduce our profitability and liquidity.

Legal Proceedings - We are a party to various litigation matters and claims that have arisen in the normal course of our operations.  While the results of litigation and claims cannot be predicted with certainty, we believe the reasonably possible losses of such matters, individually and in the aggregate, are not material.  Additionally, we believe the probable final outcome of such matters will not have a material adverse effect on our consolidated results of operations, financial position or liquidity.

N.              SEGMENTS

Segment Descriptions - Our operations are divided into three reportable business segments, as follows:
•	our Natural Gas Gathering and Processing segment gathers and processes natural gas;
•	our Natural Gas Pipelines segment operates regulated interstate and intrastate natural gas transmission pipelines and natural gas storage facilities; and
•	our Natural Gas Liquids segment gathers, treats, fractionates and transports NGLs and stores, markets and distributes NGL products.

Accounting Policies - The accounting policies of the segments are described in Note A.  Intersegment and affiliate sales are recorded on the same basis as sales to unaffiliated customers.  Net margin is comprised of total revenues less cost of sales and fuel.  Cost of sales and fuel includes commodity purchases, fuel and transportation costs.

Customers - The primary customers for our Natural Gas Gathering and Processing segment are major and independent crude oil and natural gas production companies.  Customers served by our Natural Gas Pipelines segment include natural gas distribution companies, electric-generation companies, natural gas marketing companies and petrochemical companies.  Our Natural Gas Liquids segment’s customers are primarily NGL and natural gas gathering and processing companies, propane distributors, ethanol producers and petrochemical, refining and NGL marketing companies.

For the year ended December 31, 2011, we had one customer, Dow Hydrocarbons and Resources, L.L.C., from which we received $1.2 billion, or approximately 11 percent, of our consolidated revenues.  All of these revenues were earned in our Natural Gas Liquids segment.  For the years ended December 31, 2010 and 2009, we had no single customer from which we received 10 percent or more of our consolidated revenues.

See Note L for additional information about our sales to affiliated customers.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Year Ended December 31, 2011	Natural Gas Gathering and Processing	Natural Gas Pipelines (a)	Natural Gas Liquids (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$363,491	$230,389	$10,325,124	$-	$10,919,004
Sales to affiliated customers	298,040	105,563	-	-	403,603
Intersegment revenues	871,943	1,847	36,155	(909,945)	-
Total revenues	$1,533,474	$337,799	$10,361,279	$(909,945)	$11,322,607

Net margin	$402,854	$284,393	$891,788	$(1,655)	$1,577,380
Operating costs	153,686	108,635	198,907	(1,864)	459,364
Depreciation and amortization	68,255	45,390	63,904	-	177,549
Loss on sale of assets	(299)	(286)	(378)	-	(963)
Operating income	$180,614	$130,082	$628,599	$209	$939,504

Equity earnings from investments	$30,523	$76,870	$19,853	$-	$127,246
Investments in unconsolidated affiliates	$324,610	$423,603	$475,185	$-	$1,223,398
Total assets	$2,424,626	$1,886,046	$4,595,852	$40,152	$8,946,676
Noncontrolling interests in consolidated subsidiaries	$-	$5,171	$-	$(59)	$5,112
Capital expenditures	$623,739	$37,846	$401,278	$520	$1,063,383
(a) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $265.2 million, net margin of $218.2 million and operating income of $88.0 million.

(b) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $393.3 million, of which $267.0 million related to sales within the segment, net margin of
$250.8 million and operating income of $144.8 million.

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

O.              QUARTERLY FINANCIAL DATA (UNAUDITED)
	First	Second	Third	Fourth
Year Ended December 31, 2011	Quarter	Quarter	Quarter	Quarter
	(Thousands of dollars, except per unit amounts)
Revenues	$2,499,610	$2,784,219	$2,903,576	$3,135,202
Net margin	$329,554	$359,540	$394,006	$494,280
Net income	$151,057	$171,255	$209,824	$298,756
Net income attributable to ONEOK Partners, L.P.	$150,910	$171,124	$209,686	$298,599
Limited partners' per unit net income	$0.58	$0.67	$0.84	$1.26

	First	Second	Third	Fourth
Year Ended December 31, 2010	Quarter	Quarter	Quarter	Quarter
	(Thousands of dollars, except per unit amounts)
Revenues	$2,204,006	$2,055,121	$2,070,144	$2,346,629
Net margin	$261,125	$288,162	$286,005	$309,561
Net income	$84,020	$105,149	$141,697	$142,442
Net income attributable to ONEOK Partners, L.P.	$83,868	$105,015	$141,536	$142,283
Limited partners' per unit net income	$0.28	$0.37	$0.54	$0.54

P.              SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

The following supplemental condensed consolidating financial information is presented on an equity method basis reflecting the Parent’s separate accounts, the Guarantor Subsidiary’s separate accounts, the combined accounts of the Non-Guarantor Subsidiaries, the combined consolidating adjustments and eliminations and the Parent’s consolidated amounts for the periods indicated.

Condensed Consolidating Statements of Income
	Year Ended December 31, 2011
	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)

Revenues	$-	$-	$11,322.6	$-	$11,322.6
Cost of sales and fuel	-	-	9,745.2	-	9,745.2
Net margin	-	-	1,577.4	-	1,577.4
Operating expenses
Operations and maintenance	-	-	414.5	-	414.5
Depreciation and amortization	-	-	177.5	-	177.5
General taxes	-	-	44.9	-	44.9
Total operating expenses	-	-	636.9	-	636.9
Loss on sale of assets	-	-	(1.0)	-	(1.0)
Operating income	-	-	939.5	-	939.5
Equity earnings from investments	830.3	830.3	50.9	(1,584.3)	127.2
Allowance for equity funds used during
construction	-	-	2.3	-	2.3
Other income (expense), net	215.8	215.8	(2.4)	(431.6)	(2.4)
Interest expense	(215.8)	(215.8)	(223.1)	431.6	(223.1)
Income before income taxes	830.3	830.3	767.2	(1,584.3)	843.5
Income taxes	-	-	(12.6)	-	(12.6)
Net income	830.3	830.3	754.6	(1,584.3)	830.9
Less: Net income attributable to
noncontrolling interests	-	-	0.6	-	0.6
Net income attributable to ONEOK
Partners, L.P.	$830.3	$830.3	$754.0	$(1,584.3)	$830.3

	Year Ended December 31, 2010
	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)

Revenues	$-	$-	$8,675.9	$-	$8,675.9
Cost of sales and fuel	-	-	7,531.0	-	7,531.0
Net margin	-	-	1,144.9	-	1,144.9
Operating expenses
Operations and maintenance	-	-	363.5	-	363.5
Depreciation and amortization	-	-	173.7	-	173.7
General taxes	-	-	40.0	-	40.0
Total operating expenses	-	-	577.2	-	577.2
Gain on sale of assets	-	-	18.6	-	18.6
Operating income	-	-	586.3	-	586.3
Equity earnings from investments	472.7	472.7	33.8	(877.3)	101.9
Allowance for equity funds used during
construction	-	-	1.0	-	1.0
Other income (expense), net	196.0	196.0	3.5	(392.0)	3.5
Interest expense	(196.0)	(196.0)	(204.3)	392.0	(204.3)
Income before income taxes	472.7	472.7	420.3	(877.3)	488.4
Income taxes	-	-	(15.1)	-	(15.1)
Net income	472.7	472.7	405.2	(877.3)	473.3
Less: Net income attributable to
noncontrolling interests	-	-	0.6	-	0.6
Net income attributable to ONEOK
Partners, L.P.	$472.7	$472.7	$404.6	$(877.3)	$472.7

	Year Ended December 31, 2009
	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiary	Consolidating Entries	Total
	(Millions of dollars)

Revenues	$-	$-	$6,474.5	$-	$6,474.5
Cost of sales and fuel	-	-	5,355.2	-	5,355.2
Net margin	-	-	1,119.3	-	1,119.3
Operating expenses
Operations and maintenance	-	-	361.6	-	361.6
Depreciation and amortization	-	-	164.1	-	164.1
General taxes	-	-	49.7	-	49.7
Total operating expenses	-	-	575.4	-	575.4
Gain on sale of assets	-	-	2.7	-	2.7
Operating income	-	-	546.6	-	546.6
Equity earnings from investments	434.4	434.4	31.4	(827.5)	72.7
Allowance for equity funds used during
construction	-	-	26.9	-	26.9
Other income (expense), net	196.8	196.8	7.5	(393.6)	7.5
Interest expense	(196.8)	(196.8)	(206.0)	393.6	(206.0)
Income before income taxes	434.4	434.4	406.4	(827.5)	447.7
Income taxes	-	-	(13.0)	-	(13.0)
Net income	434.4	434.4	393.4	(827.5)	434.7
Less: Net income attributable to
noncontrolling interests	-	-	0.3	-	0.3
Net income attributable to ONEOK
Partners, L.P.	$434.4	$434.4	$393.1	$(827.5)	$434.4

Condensed Consolidating Balance Sheets

	December 31, 2011

	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$-	$35.1	$-	$-	$35.1
Accounts receivable, net	-	-	922.2	-	922.2
Affiliate receivables	-	-	4.1	-	4.1
Gas and natural gas liquids in storage	-	-	202.2	-	202.2
Commodity imbalances	-	-	62.9	-	62.9
Other current assets	-	-	79.4	-	79.4
Total current assets	-	35.1	1,270.8	-	1,305.9

Property, plant and equipment
Property, plant and equipment	-	-	6,963.7	-	6,963.7
Accumulated depreciation and amortization	-	-	1,259.7	-	1,259.7
Net property, plant and equipment	-	-	5,704.0	-	5,704.0

Investments and other assets
Investments in unconsolidated affiliates	3,441.4	4,080.7	807.6	(7,106.3)	1,223.4
Intercompany notes receivable	3,913.9	3,239.5	-	(7,153.4)	-
Goodwill and intangible assets	-	-	653.5	-	653.5
Other assets	24.7	-	35.2	-	59.9
Total investments and other assets	7,380.0	7,320.2	1,496.3	(14,259.7)	1,936.8
Total assets	$7,380.0	$7,355.3	$8,471.1	$(14,259.7)	$8,946.7

Liabilities and partners' equity
Current liabilities
Current maturities of long-term debt	$350.0	$-	$11.1	$-	$361.1
Accounts payable	-	-	1,049.3	-	1,049.3
Affiliate payables	-	-	41.1	-	41.1
Commodity imbalances	-	-	202.5	-	202.5
Other current liabilities	147.9	-	86.7	-	234.6
Total current liabilities	497.9	-	1,390.7	-	1,888.6

Intercompany debt	-	3,913.9	3,239.5	(7,153.4)	-

Long-term debt, excluding current maturities	3,440.7	-	74.9	-	3,515.6

Deferred credits and other liabilities	-	-	96.0	-	96.0

Commitments and contingencies

Equity
Equity excluding noncontrolling interests in
consolidated subsidiaries	3,441.4	3,441.4	3,664.9	(7,106.3)	3,441.4
Noncontrolling interests in consolidated
subsidiaries	-	-	5.1	-	5.1
Total equity	3,441.4	3,441.4	3,670.0	(7,106.3)	3,446.5
Total liabilities and equity	$7,380.0	$7,355.3	$8,471.1	$(14,259.7)	$8,946.7

	December 31, 2010

	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$-	$0.9	$-	$-	$0.9
Accounts receivable, net	-	-	815.1	-	815.1
Affiliate receivables	-	-	5.2	-	5.2
Gas and natural gas liquids in storage	-	-	317.2	-	317.2
Commodity imbalances	-	-	92.4	-	92.4
Other current assets	-	-	48.0	-	48.0
Total current assets	-	0.9	1,277.9	-	1,278.8

Property, plant and equipment
Property, plant and equipment	-	-	5,857.0	-	5,857.0
Accumulated depreciation and amortization	-	-	1,099.5	-	1,099.5
Net property, plant and equipment	-	-	4,757.5	-	4,757.5

Investments and other assets
Investments in unconsolidated affiliates	3,271.8	3,491.1	804.4	(6,379.2)	1,188.1
Intercompany notes receivable	3,183.6	2,963.4	-	(6,147.0)	-
Goodwill and intangible assets	-	-	661.2	-	661.2
Other assets	16.6	-	17.9	-	34.5
Total investments and other assets	6,472.0	6,454.5	1,483.5	(12,526.2)	1,883.8
Total assets	$6,472.0	$6,455.4	$7,518.9	$(12,526.2)	$7,920.1

Liabilities and partners' equity
Current liabilities
Current maturities of long-term debt	$225.0	$-	$11.9	$-	$236.9
Notes payable	429.9	-	-	-	429.9
Accounts payable	-	-	852.3	-	852.3
Affiliate payables	-	-	29.8	-	29.8
Commodity imbalances	-	-	291.1	-	291.1
Other current liabilities	49.6	-	84.5	-	134.1
Total current liabilities	704.5	-	1,269.6	-	1,974.1

Intercompany debt	-	3,183.6	2,963.4	(6,147.0)	-

Long-term debt, excluding current maturities	2,495.7	-	85.9	-	2,581.6

Deferred credits and other liabilities	-	-	87.4	-	87.4

Commitments and contingencies

Equity
Equity excluding noncontrolling interests in
consolidated subsidiaries	3,271.8	3,271.8	3,107.4	(6,379.2)	3,271.8
Noncontrolling interests in consolidated
subsidiaries	-	-	5.2	-	5.2
Total equity	3,271.8	3,271.8	3,112.6	(6,379.2)	3,277.0
Total liabilities and equity	$6,472.0	$6,455.4	$7,518.9	$(12,526.2)	$7,920.1

Condensed Consolidating Statements of Cash Flows
	Year Ended December 31, 2011

	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Operating Activities
Cash provided by operating activities	$-	$76.4	$1,053.3	$-	$1,129.7

Investing Activities
Capital expenditures (less allowance for equity funds
used during construction)	-	-	(1,063.4)	-	(1,063.4)
Contributions to unconsolidated affiliates	-	-	(64.5)	-	(64.5)
Distributions received from unconsolidated affiliates	-	22.7	1.0	-	23.7
Proceeds from sale of assets	-	-	1.1	-	1.1
Cash used in investing activities	-	22.7	(1,125.8)	-	(1,103.1)

Financing Activities
Cash distributions:
General and limited partners	(609.4)	(609.4)	(609.4)	1,218.8	(609.4)
Noncontrolling interests	-	-	(0.6)	-	(0.6)
Intercompany distributions received	609.4	609.4	-	(1,218.8)	-
Borrowing (repayment) of notes payable, net	(429.9)	-	-	-	(429.9)
Intercompany borrowings (advances), net	(629.6)	(64.9)	694.5	-	-
Issuance of long-term debt	1,295.5	-	-	-	1,295.5
Long-term debt financing costs	(11.0)	-	-	-	(11.0)
Repayment of long-term debt	(225.0)	-	(12.0)	-	(237.0)
Cash provided by financing activities	-	(64.9)	72.5	-	7.6
Change in cash and cash equivalents	-	34.2	-	-	34.2
Cash and cash equivalents at beginning of period	-	0.9	-	-	0.9
Cash and cash equivalents at end of period	$-	$35.1	$-	$-	$35.1

	Year Ended December 31, 2010

	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Operating Activities
Cash provided by operating activities	$-	$68.1	$427.1	$-	$495.2

Investing Activities
Capital expenditures (less allowance for equity funds
used during construction)	-	-	(352.7)	-	(352.7)
Contributions to unconsolidated affiliates	-	-	(1.3)	-	(1.3)
Distributions received from unconsolidated affiliates	-	17.8	-	-	17.8
Proceeds from sale of assets	-	-	428.4	-	428.4
Cash provided by investing activities	-	17.8	74.4	-	92.2

Financing Activities
Cash distributions:
General and limited partners	(563.2)	(563.2)	(563.2)	1,126.4	(563.2)
Noncontrolling interests	-	-	(1.0)	-	(1.0)
Intercompany distributions received	563.2	563.2	-	(1,126.4)	-
Borrowing (repayment) of notes payable, net	(93.1)	-	-	-	(93.1)
Intercompany borrowings (advances), net	13.6	(88.2)	74.6	-	-
Repayment of long-term debt	(250.0)	-	(11.9)	-	(261.9)
Issuance of common units, net of discounts	322.7	-	-	-	322.7
Contribution from general partner	6.8	-	-	-	6.8
Cash used in financing activities	-	(88.2)	(501.5)	-	(589.7)
Change in cash and cash equivalents	-	(2.3)	-	-	(2.3)
Cash and cash equivalents at beginning of period	-	3.2	-	-	3.2
Cash and cash equivalents at end of period	$-	$0.9	$-	$-	$0.9

	Year Ended December 31, 2009

	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Operating Activities
Cash provided by operating activities	$-	$41.3	$521.1	$-	$562.4

Investing Activities
Capital expenditures (less allowance for equity funds
used during construction)	-	-	(615.7)	-	(615.7)
Contributions to unconsolidated affiliates	-	(42.3)	(4.1)	-	(46.4)
Distributions received from unconsolidated affiliates	-	34.4	-	-	34.4
Proceeds from sale of assets	-	-	9.6	-	9.6
Cash used in investing activities	-	(7.9)	(610.2)	-	(618.1)

Financing Activities
Cash distributions:
General and limited partners	(500.3)	(500.3)	(500.3)	1,000.6	(500.3)
Noncontrolling interests	-	-	(0.6)	-	(0.6)
Intercompany distributions received	500.3	500.3	-	(1,000.6)	-
Borrowing (repayment) of notes payable, net	523.0	-	-	-	523.0
Borrowing (repayment) of notes payable with
maturities over 90 days	(870.0)	-	-	-	(870.0)
Intercompany borrowings (advances), net	(394.1)	(207.8)	601.9	-	-
Issuance of long-term debt, net of discounts	498.3	-	-	-	498.3
Long-term debt financing costs	(4.0)	-	-	-	(4.0)
Repayment of long-term debt	-	-	(11.9)	-	(11.9)
Issuance of common units, net of discounts	241.7	-	-	-	241.7
Contribution from general partner	5.1	-	-	-	5.1
Cash provided by (used in) financing activities	-	(207.8)	89.1	-	(118.7)
Change in cash and cash equivalents	-	(174.4)	-	-	(174.4)
Cash and cash equivalents at beginning of period	-	177.6	-	-	177.6
Cash and cash equivalents at end of period	$-	$3.2	$-	$-	$3.2

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Based on our evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Our internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that is included herein (Item 8).

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

General Partner Board of Directors

We are managed under the direction of the Board of Directors of our sole general partner, ONEOK Partners GP, which consists of 11 members appointed by ONEOK, the parent corporation of our general partner.  We refer to the Board of Directors of ONEOK Partners GP as our Board of Directors.  Because the members of our Board of Directors are not elected by unitholders, we do not have a procedure by which security holders may recommend nominees to our Board of Directors.

Because we are a limited partnership and meet the definition of a “controlled company” under the listing standards of the NYSE, certain listing standards of the NYSE are not applicable to us.  Accordingly, Section 303A.01 of the NYSE Listed Company Manual, which would require that the Board of Directors of our general partner be comprised of a majority of independent directors, and Sections 303A.04 and 303A.05 of the NYSE Listed Company Manual, which would require that the Board of Directors of our general partner maintain a nominating committee and a compensation committee, each consisting entirely of independent directors, are not applicable to us.  However, our Board of Directors has affirmatively determined that eight of the 11 members of our Board of Directors, Julie H. Edwards, Steven J. Malcolm, Jim W. Mogg, Shelby E. Odell, Gary N. Petersen, Gerald B. Smith, Craig F. Strehl and Gil J. Van Lunsen, have no material relationship with us and are “independent” under our Governance Guidelines and the listing standards of the NYSE.

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

Our Board of Directors is led by John W. Gibson, the Chairman of the Board and our Chief Executive Officer.  In addition, our Audit Committee and Conflicts Committee are each led by an independent chair and vice chair.  We do not have a lead independent director.  The Board believes this leadership structure, including the combined chairman and chief executive officer positions, enables our Board to take advantage of the leadership skills of both Mr. Gibson and the chairs and vice chairs of our Audit and Conflicts Committees, and provides a structure for strong independent oversight of our management.

The Audit Committee

Our Board of Directors has appointed an Audit Committee consisting of the eight members of our Board of Directors who are independent under our Governance Guidelines and the listing standards of the NYSE.  Our guidelines for determining the independence of members of the Audit Committee are included in our Governance Guidelines and provide that members of the Audit Committee shall at all times qualify as independent under the listing standards of the NYSE and the applicable rules of the SEC and other applicable laws.  At least annually, the Board of Directors reviews the relationships of each Audit

Committee member with us to affirmatively determine the independence of each member.  In February 2012, our Board of Directors affirmatively determined that Ms. Edwards and Messrs. Malcolm, Mogg, Odell, Petersen, Smith, Strehl and Van Lunsen meet the standards for independence set forth in our Governance Guidelines and are independent.

Our Board of Directors annually reviews the financial expertise of the members of our Audit Committee.  In February 2012, our Board of Directors determined that Ms. Edwards and Messrs. Malcolm, Mogg, Odell, Petersen, Smith, Strehl and Van Lunsen are each “audit committee financial experts,” as defined by the rules of the SEC.

The Audit Committee has oversight responsibility with respect to the integrity of our financial statements, the performance of our internal audit function, the independent auditor’s qualifications and independence and our compliance with legal and regulatory requirements.  The Audit Committee directly appoints, retains, evaluates and may terminate our independent auditor.  The Audit Committee reviews our annual audited and quarterly unaudited financial statements.  The Audit Committee has all other responsibilities required by the applicable NYSE listing standards and applicable rules of the SEC.  Our Board of Directors has adopted a written charter for our Audit Committee which is available on and may be printed from our website at www.oneokpartners.com and is also available from the secretary of ONEOK Partners GP.

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

Risk Oversight

We engage in an annual comprehensive enterprise risk management (“ERM”) process to aggregate, monitor, measure and manage risk.  The ERM approach is designed to enable the Board of Directors of our general partner to establish a mutual understanding with management of the effectiveness of our risk management practices and capabilities, to review our risk exposure and to elevate certain key risks for discussion at the Board level.  Our ERM program is overseen by our Executive Vice President and Chief Financial Officer.  Management and our Board also believe that risk management is an integral part of our annual strategic planning process, which addresses, among other things, the risks and opportunities facing our company.

Our ERM program is a company-wide process designed to identify, assess and manage risks that could affect our ability to fulfill our business objectives or execute our corporate strategy.  Our ERM process involves the identification and assessment of a broad range of risks and the development of plans to mitigate their effects.  These risks generally relate to strategic, operational, financial, regulatory compliance and human resources issues.

Not all risks can be dealt with in the same way.  Some risks may be easily perceived and controllable, and other risks are unknown; some risks can be avoided or mitigated by particular behavior, and some risks are unavoidable as a practical matter.  For some risks, the potential adverse impact would be minor, and, as a matter of business judgment, it may not be appropriate to allocate significant resources to avoid the adverse impact.  In other cases, the adverse impact could be significant, and it is prudent to expend resources to seek to avoid or mitigate the potential adverse impact.  In some cases, a higher degree of risk may be acceptable because of a greater perceived potential for reward.  Management is responsible for identifying risk and risk controls related to our significant business activities, mapping the risks to our partnership strategy; and developing programs and recommendations to determine the sufficiency of risk identification, the balance of potential risk to potential reward, and the appropriate manner in which to control and mitigate risk.

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

The Board annually reviews a management assessment of the various operational and regulatory risks facing the Partnership, their relative magnitude and management’s plan for mitigating these risks.  The Board also reviews risks related to the Partnership’s business strategy at its annual strategic planning meeting and at other meetings as appropriate.

Our Audit Committee oversees risk issues associated with our overall financial reporting and disclosure process and legal compliance, as well as reviews policies and procedures on risk control assessment and accounting risk exposure, including our business continuity and disaster recovery plans.  The Audit Committee meets with the Chief Executive Officer, President, Chief Operating Officer, Chief Financial Officer, General Counsel, Vice President – Financial Services and Director - Audit Services as well as our independent registered public accounting firm in executive sessions, at which risk issues are regularly discussed, at each of its in-person meetings during the year.

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

Name	Age	Position
John W. Gibson	59	Chairman of the Board and Chief Executive Officer

Robert F. Martinovich	54	Executive Vice President, Chief Financial Officer and Treasurer, and Member, Board of Directors

Terry K. Spencer	52	President and Member, Board of Directors

Pierce H. Norton II	52	Executive Vice President and Chief Operating Officer

Stephen W. Lake	48	Senior Vice President, General Counsel and Assistant Secretary

Derek S. Reiners	40	Senior Vice President and Chief Accounting Officer

Julie H. Edwards	53	Member, Board of Directors and Audit Committee

Steven J. Malcolm	63	Member, Board of Directors and Audit Committee

Jim W. Mogg	63	Member, Board of Directors and Audit Committee

Shelby E. Odell	72	Member, Board of Directors, Audit and Conflicts Committees

Gary N. Petersen	60	Member, Board of Directors and Chairman, Audit and Conflicts Committees

Gerald B. Smith	61	Member, Board of Directors and Audit Committee

Craig F. Strehl	54	Member, Board of Directors, Audit and Conflicts Committees

Gil J. Van Lunsen	69	Member, Board of Directors and Vice Chairman, Audit and Conflicts Committees

John W. Gibson is Chairman and Chief Executive Officer of ONEOK Partners GP and ONEOK.  He served as our Chairman of the Board, President and Chief Executive Officer and as Chairman of the Board, President and Chief Executive Officer of ONEOK from 2009 through 2011.  He served as the Chief Executive Officer of ONEOK Partners GP from 2007 through 2009.  He has served as Chairman of the Board of Directors of ONEOK Partners GP since October 2007.  From 2005 until May 2006, he was President of ONEOK Energy Companies, which included ONEOK’s gathering and processing, natural gas liquids, pipelines, and storage and energy services business segments.  Prior to that, he was ONEOK’s President, Energy, from May 2000 to 2005.  Mr. Gibson joined ONEOK in May 2000 from Koch Energy, Inc., a subsidiary of Koch Industries, where he was an Executive Vice President.  His career in the energy industry began in 1974 as a refinery engineer with Exxon USA.  He spent 18 years with Phillips Petroleum Company in a variety of domestic and international positions in its natural gas, natural gas liquids and exploration and production businesses, including Vice President of Marketing of its natural gas subsidiary GPM Gas Corp.  He holds an engineering degree from Missouri University of Science and Technology, formerly known as University of Missouri at Rolla.  Mr. Gibson also serves on the Board of Directors of BOK Financial Corporation.

Mr. Gibson has served in a variety of roles of continually increasing responsibility at ONEOK Partners since 2004, ONEOK since 2000, and prior to 2000, at Koch Energy, Inc., Exxon USA, and Phillips Petroleum.  In these roles, Mr. Gibson has had direct responsibility for and extensive experience in strategic and financial planning, acquisitions and divestitures, operations, management supervision and development, and compliance.  As the executive responsible for numerous merger-and-acquisition transactions over the course of his career, Mr. Gibson has significant experience in assessing merger-and-acquisition opportunities, and in structuring, financing and completing merger-and-acquisition transactions.  Over the course of his lengthy career in a variety of sectors of the oil and gas industry, Mr. Gibson has gained extensive management and operational experience and has demonstrated a strong record of leadership, strategic vision and risk management.  In light of Mr. Gibson’s role as the top executive officer of our general partner and his extensive industry and managerial experience and knowledge, ONEOK has concluded that Mr. Gibson should continue as a member of our Board of Directors.

Robert F. Martinovich was appointed to the Board of Directors on March 1, 2011.  Mr. Martinovich was appointed Executive Vice President, Chief Financial Officer and Treasurer of ONEOK Partners GP and ONEOK effective January 1, 2012.  He served as our Senior Vice President, Chief Financial Officer and Treasurer from March 1, 2011, through December 31, 2011.  He served as ONEOK’s chief operating officer from July 2009 through February 2011, responsible for ONEOK’s Distribution and Energy Services operating segments.  He joined ONEOK in 2007 as President of our Natural Gas Gathering and Processing segment.  Prior to joining ONEOK, he held a variety of executive management positions for DCP Midstream, LLC since joining the company in 2000.  Previously, he was Senior Vice President of GPM Gas Corporation, the natural gas gathering, processing and marketing division of Phillips Petroleum Company, holding a variety of marketing, financial and operational leadership roles.  Martinovich joined Phillips in 1980 and held various engineering, sales and marketing positions in the research and development and the plastics divisions of Phillips, and also served on the company's corporate planning and development staff.

Mr. Martinovich has extensive senior management experience in the oil and natural gas industry as a result of his service in a variety of roles of continually increasing responsibility at both the Partnership and ONEOK since 2007 and prior to 2007, at DCP Midstream and Phillips.  In these roles, Mr. Martinovich has demonstrated a strong record of achievement and sound judgment.  In light of Mr. Martinovich’s extensive industry and executive managerial experience, ONEOK has concluded that Mr. Martinovich should continue as a member of our Board of Directors.

Terry K. Spencer was appointed to the Board of Directors in January of 2010.  Mr. Spencer was appointed President of ONEOK Partners GP and ONEOK effective January 1, 2012.  He served as our Chief Operating Officer from July 16, 2009, through December 31, 2011.  From 2007, until his appointment as Chief Operating Officer, Mr. Spencer served as Executive Vice President – Natural Gas Liquids of ONEOK Partners.  Mr. Spencer previously served as President – Natural Gas Liquids of ONEOK Partners from April 2006 and served as Senior Vice President – Natural Gas Liquids of ONEOK Partners from July 2005 to March 2006.  From 2003 to 2005, he served as Vice President and General Manager of Gas Supply and Project Development for ONEOK.

Mr. Spencer has extensive senior management experience in the oil and natural gas industry as a result of his service in a variety of roles of continually increasing responsibility at both the Partnership and ONEOK since 2003.  In these roles, Mr. Spencer has demonstrated a strong record of achievement and sound judgment.  In light of Mr. Spencer’s extensive industry and executive managerial experience, ONEOK has concluded that Mr. Spencer should continue as a member of our Board of Directors.

Pierce H. Norton II was appointed Executive Vice President and Chief Operating Officer of ONEOK Partners GP and ONEOK effective January 1, 2012.  Mr. Norton served as Chief Operating Officer of ONEOK from March 2011 through December 31, 2011.  From July 2009 until his appointment as Chief Operating Officer of ONEOK, Mr. Norton was President of ONEOK Distribution Companies, which includes Kansas Gas Service Company, Oklahoma Natural Gas Company and Texas Gas Service Company, responsible for the operations of the Company’s three natural gas utilities, energy services segment and environment, and safety and health organization.  Mr. Norton was appointed President of our gathering and processing segment in January 2006 and served in that capacity until his appointment as our Executive Vice President - Natural Gas in July 2007.

Mr. Norton began his natural gas industry career in 1982 at Delhi Gas Pipeline, a subsidiary of Texas Oil and Gas Corporation.  Mr. Norton later worked for American Oil and Gas and KN Energy.  In 2002, Mr. Norton was named president of ONEOK Rockies Midstream, L.L.C., formally known as Bear Paw Energy, which is now a subsidiary of ONEOK Partners.  Mr. Norton earned a Bachelor of Science degree in mechanical engineering in 1982 from the University of Alabama in Tuscaloosa.  He is also a graduate of the advanced management program at Harvard Business School.

Stephen W. Lake was appointed Senior Vice President, General Counsel and Assistant Secretary of ONEOK Partners GP and ONEOK effective January 1, 2012.  Mr. Lake was Senior Vice President, Associate General Counsel and Assistant Secretary of ONEOK Partners GP and ONEOK from July 1, 2011, to December 31, 2011.  Mr. Lake was executive vice president and general counsel at McJunkin Red Man Corporation (MRC) since October 2008 and had served as senior vice president and general counsel from January 2008 to October 2008.  Before joining MRC, Mr. Lake was a shareholder at Tulsa-based law firm, GableGotwals.  Mr. Lake became a GableGotwals shareholder in January 1998 and served on the firm’s board of directors from January 2005 until joining MRC.

Derek S. Reiners was appointed Senior Vice President and Chief Accounting Officer of ONEOK Partners GP and ONEOK in August of 2009.  Prior to joining ONEOK, Mr. Reiners had been a partner of the accounting firm Grant Thornton LLP since 2004, where he served clients primarily in the energy industry.  Mr. Reiners is chairman of the Audit Committee of Northern Border Pipeline Company.

Julie H. Edwards was appointed to our Board of Directors in August of 2009.  Ms. Edwards also serves on the Board of Directors of ONEOK and its Audit and Executive Compensation Committees.  Ms. Edwards retired in 2007 from Southern Union Company where she served as Senior Vice President-Corporate Development from November 2006 to January 2007 and as Senior Vice President and Chief Financial Officer from July 2005 to November 2006.  Prior to June 2005, she was an executive officer of Frontier Oil Corporation, having served as Chief Financial Officer from 1994 to 2005 and as Treasurer from 1991 to 1994.  Prior to joining Frontier Oil Corporation in 1991, Ms. Edwards was an investment banker with Smith Barney, Harris, Upham & Co., Inc. in New York and Houston, after joining the company as an associate in 1985, when she graduated from the Wharton School of the University of Pennsylvania with an M.B.A.  Prior to attending Wharton, she worked as an exploration geologist in the oil industry, having earned a B.S. in Geology and Geophysics from Yale University in 1980.

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

Steven J. Malcolm was appointed to our Board of Directors on January 1, 2012.  Mr. Malcolm also serves on the Board of ONEOK and its Audit and Executive Compensation Committees.  Mr. Malcolm served as President of The Williams Companies, Inc. (“Williams”) from September 2001 until January 2011, Chief Executive Officer of Williams from January 2002 to January 2011, and Chairman of the Board of Directors of Williams from May 2002 to January 2011.  Mr. Malcolm served as Chairman of the Board and Chief Executive Officer of Williams Partners GP LLC, the general partner of Williams Partners L.P., from 2005 to January 2011.

Mr. Malcolm began his career at Cities Service Company in refining, marketing, and transportation services in 1970.  Mr. Malcolm joined Williams in 1984 and performed roles of increasing responsibility related to business development, gas management and supply, and gathering and processing.  Mr. Malcolm was Senior Vice President and General Manager of Williams Field Services Company, a subsidiary of Williams, from 1994 to 1998.  He was President and Chief Executive Officer of Williams Energy Services, LLC, a subsidiary of Williams, from 1998 to 2001.  He was Executive Vice President from May 2001 to September 2001 and Chief Operating Officer from September 2001 to January 2002.  He became President in September 2001, Chief Executive Officer in January 2002 and Chairman of the Board in May 2002.  Mr. Malcolm was also a director of Williams Partners GP LLC, the general partner of Williams Partners L.P., and Williams Pipeline GP LLC, the general partner of Williams Pipeline Partners L.P.

Mr. Malcolm currently serves as a director of BOK Financial Corporation.  Mr. Malcolm also serves on the boards of the YMCA of Greater Tulsa, St. John Medical Center, University of Tulsa Board of Trustees, Tulsa Metro Chamber of Commerce, and Tulsa Educare, and is a member of the American Petroleum Institute (Executive Committee), The Business Roundtable, the Oklahoma Business Roundtable, the National Petroleum Council, America’s Natural Gas Alliance (ANGA), the American Exploration & Production Council, and the 25 Year Club of the Petroleum Industry.  In light of Mr. Malcolm’s extensive industry, financial, corporate governance, public policy and government, operating, and compensation experience, and strong record of leadership and strategic vision, ONEOK has concluded that Mr. Malcolm should continue as a member of our Board of Directors.

Jim W. Mogg was appointed to our Board of Directors in August of 2009.  Mr. Mogg also serves on the Board of Directors of ONEOK and its Executive Compensation and Executive Committees.  Mr. Mogg served as Chairman of the Board of DCP Midstream GP, LLC, the general partner of DCP Midstream Partners, L.P., from August 2005 to April 2007.  In addition to presiding over board meetings and providing strategic oversight, he was involved in launching DCP Midstream Partners as a public company.  From January 2004 to September 2006, Mr. Mogg served as Group Vice President, Chief Development Officer and advisor to the Chairman of Duke Energy Corporation and, in that capacity, was responsible for the merger and acquisition, strategic planning and human resources activities of Duke Energy.  Additionally, Duke Energy affiliates Crescent Resources and Teppco Partners, LP reported to Mr. Mogg and he was the executive sponsor of Duke Energy’s Finance and Risk Management Committee of the Board of Directors.  Mr. Mogg served as President and Chief Executive Officer of DCP Midstream, LLC from December 1994 to March 2000, and as Chairman, President and Chief Executive Officer from April 2000 through December 2003.  Under Mr. Mogg’s leadership, DCP Midstream became the nation’s largest producer of natural gas liquids and one of the largest gatherers and processors of natural gas.  DCP Midstream achieved this significant growth via acquisitions, construction and optimization of assets.  DCP Midstream was the general partner of Teppco Partners, LP and, as a result, Mr. Mogg was Vice Chairman of TEPPCO Partners, LP from April 2000 to May 2002 and Chairman from May 2002 to February 2005.  Mr. Mogg serves on the Board of Directors of Bill Barrett Corporation, where he is currently the lead director, and is nonexecutive Chairman of the Board of First Wind Holdings, Inc.

Mr. Mogg has extensive senior management experience in a variety of sectors in the oil and natural gas industry as a result of his service at DCP Midstream Partners and Duke Energy where he has demonstrated a strong record of achievement and sound judgment.  As the executive responsible for numerous merger-and-acquisition transactions at DCP Midstream Partners, Teppco Partners and Duke Energy Corporation, he has significant experience in assessing acquisition opportunities and in structuring, financing and completing merger-and-acquisition transactions.  In addition, Mr. Mogg’s current and previous directorships at other companies, including publicly traded master limited partnerships, provide him with extensive corporate and master limited partnership governance experience.  As a result of his experience, Mr. Mogg is qualified to analyze the various financial and operational aspects of the Partnership.  In light of Mr. Mogg’s extensive industry and executive managerial experience and knowledge, ONEOK has concluded that Mr. Mogg should continue as a member of our Board of Directors.

Shelby E. Odell was appointed to our Board of Directors in August of 2009.  Mr. Odell served as a director of Hiland Partners LP and Hiland Holdings GP, LP from September 2005 until it ceased to be a publicly traded company in December 2009.  Mr. Odell has 40 years of management and operations experience in the petroleum business, including marketing, distribution, acquisitions and identification of new business opportunities.  From 1974 to 2000, Mr. Odell held several senior management positions with Koch Industries.  He retired in 2000 as President of Koch Hydrocarbon and Senior Vice President of Koch Industries.  Prior to joining Koch, Mr. Odell held several positions of continually increasing responsibility with Phillips Petroleum Company.  He is a past member of the Board of Directors of the Gas Processors Association.

Mr. Odell has extensive senior management experience in a variety of sectors in the oil and gas industry as a result of his service at Koch Hydrocarbon, Koch Industries and Phillips Petroleum Company where he has demonstrated a strong record of achievement and sound judgment.  In addition, Mr. Odell’s previous service as a director of a master limited partnership provides him with extensive corporate governance experience.  In light of Mr. Odell’s extensive industry and executive managerial experience and knowledge, ONEOK has concluded that Mr. Odell should continue as a member of our Board of Directors.

Gary N. Petersen was appointed to our Board of Directors in May of 2006.  Mr. Petersen retired in July 2010 as President of Endres Processing LLC, a recycler and processor of food waste into livestock feed ingredients, where he was responsible for strategic planning, merger/acquisitions, financial analysis, budgets and forecasts, and management development.  He continues to provide consulting services to Endres Processing.  In May 2011, Mr. Petersen became President of Energy Technology Unlimited of Minnesota, LLC, a start-up antifreeze recycling company based in Faribault, Minnesota.

Additionally, Mr. Petersen has been a consultant for the past 13 years to a number of small businesses and not-for-profit organizations.  His consulting work with senior management includes facilitation of strategic thinking and planning processes, business acquisitions and sales, feasibility studies, financial reporting and analysis, organizational development and crisis management.

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

Mr. Petersen has broad senior management, accounting and financial experience in the oil and gas industry as a result of his service at Reliant Energy-Minnegasco, as well as extensive senior management experience as a result of his service at Endres Processing LLC, where he has demonstrated a strong record of achievement and sound judgment.  In light of Mr. Petersen’s extensive industry and executive managerial and financial experience and knowledge, ONEOK has concluded that Mr. Petersen should continue as a member of our Board of Directors.

Gerald B. Smith was appointed to our Board of Directors in May of 2006.  Mr. Smith also serves on the Board of Directors of ONEOK and its Audit and Executive Compensation Committees.  Mr. Smith is Chairman and Chief Executive Officer of Smith, Graham & Co. Investment Advisors, L.P., a global investment management firm, which was founded in 1990.  Mr. Smith is a member of the board of trustees of Charles Schwab Family of Funds; lead independent director and member of the Management Development and Compensation Committee, as well as the committee on Nominations and Corporate Governance of Cooper Industries; and a former director of the Fund Management Board of Robeco Group, Rorento N.V. (Netherlands).  Mr. Smith is also a member of the Federal Reserve Board-Dallas District-Houston Branch.

Mr. Smith has extensive financial, operational, management, investment and risk management experience as a result of his long-term tenure as Chairman and Chief Executive Officer of Smith, Graham & Co. Investment Advisors, L.P., where he has a strong record of achievement, sound judgment and risk management.  Mr. Smith’s current and former board memberships at other companies and institutions also provide him with extensive corporate governance experience.  In light of Mr. Smith’s significant executive managerial and financial experience and knowledge, ONEOK has concluded that Mr. Smith should continue as a member of our Board of Directors.

Craig F. Strehl was appointed to our Board of Directors in August of 2009.  Mr. Strehl is an independent director of LONESTAR Midstream Partners, LP.  Prior to his affiliation with LONESTAR, Mr. Strehl was the President of Sid Richardson Carbon & Energy Company, a private natural gas midstream and chemical manufacturing company, where he managed significant growth through approximately $200 million in acquisitions and numerous internal capital projects.  In 2006, he led the sale of the midstream business to Southern Union Company for $1.6 billion.  He then served as President of Southern Union Company’s midstream assets until he retired in January of 2007.

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

Mr. Strehl has extensive senior management experience in a variety of sectors in the oil and gas industry as a result of his service at LONESTAR Midstream Partners, LP, LONESTAR Midstream Partners II, LP, Sid Richardson Carbon & Energy Company, Southern Union Company and Aquila Gas Pipeline where he has demonstrated a strong record of achievement and sound judgment.  In light of Mr. Strehl’s extensive industry and executive managerial experience and knowledge, ONEOK has concluded that Mr. Strehl should continue as a member of our Board of Directors.

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

As a former partner of KPMG LLP, Mr. Van Lunsen has extensive experience with complex financial and accounting and internal control issues, as well as significant accounting and governance experience related to his current and past responsibilities as chairman of the audit committee of other publicly traded companies.  During his tenure on our Board of Directors and the Audit Committee, Mr. Van Lunsen has also developed an in-depth knowledge of the critical accounting, operational and financial issues facing our company and our industry.  In light of Mr. Van Lunsen’s extensive industry, finance and accounting experience and knowledge, ONEOK has concluded that Mr. Van Lunsen should continue as a member of our Board of Directors.

Director Compensation

Compensation for our nonmanagement directors for the year ended December 31, 2011, consisted of an annual cash retainer of $75,000.  In addition, the chair of our Audit Committee received an additional annual cash fee of $25,000, and each other member of the Audit Committee received an additional cash fee of $20,000.  Nonmanagement directors are reimbursed for their expenses related to their attendance at Board of Directors, Audit Committee and Conflicts Committee meetings.  A director who is also an officer or employee of ONEOK Partners GP or ONEOK receives no compensation for his or her service as a director.

With respect to any month during which the Conflicts Committee of the Board of Directors, or any other committee established by the Board of Directors, including any other committee established in accordance with the Partnership Agreement, is conducting a review of one or more transactions involving an actual or potential conflict of interest for the purpose of “special approval,” the members of the Conflicts Committee or such other committee are compensated as follows: a cash retainer in the amount of $10,000 per month up to $80,000 annually, is paid to the chair of the Conflicts Committee, and a cash retainer in the amount of $7,500 per month, up to $60,000 annually, is paid to the other members of the Conflicts Committee.

The following table sets forth the compensation paid to our nonmanagement directors in 2011.

2011 DIRECTOR COMPENSATION

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Julie H. Edwards	$95,000	-	-	-	-	-	$95,000
Steven J. Malcolm (1)	$-	-	-	-	-	-	$-
Jim W. Mogg	$95,000	-	-	-	-	-	$95,000
Shelby E. Odell	$110,000	-	-	-	-	-	$110,000
Gary N. Petersen	$120,000	-	-	-	-	-	$120,000
Gerald B. Smith	$95,000	-	-	-	-	-	$95,000
Craig F. Strehl	$110,000	-	-	-	-	-	$110,000
Gil J. Van Lunsen	$110,000	-	-	-	-	-	$110,000

(1) Mr. Malcolm was elected to our Board of Directors effective January 1, 2012, and did not receive any director compensation in 2011.

Additional Governance Matters

Executive Sessions of the Board and the Audit Committee - Our Board of Directors has documented its governance practices in our Governance Guidelines.  Our Board of Directors holds regular executive sessions in which nonmanagement board members meet without any members of management present at each in-person meeting of the Board.  The chairman of our Audit Committee, presides at regular sessions of the nonmanagement members of our Board of Directors.  The Audit Committee also meets in executive session without management present at each in-person meeting of the Audit Committee.

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

Communications with Directors - Our Board of Directors believes that it is management’s role to speak for the Partnership.  Our Board of Directors also believes that any communications between members of the Board of Directors and interested parties, including unitholders, should be conducted with the knowledge of our chairman and chief executive officer.  Interested parties, including unitholders, may contact one or more members of our Board of Directors, including nonmanagement directors and nonmanagement directors as a group, by writing to the director or directors in care of the secretary of ONEOK Partners GP at our principal executive offices.  A communication received from an interested party or unitholder will be promptly forwarded to the director or directors to whom the communication is addressed.  A copy of the communication will also be provided to our chairman and chief executive officer.  We will not, however, forward sales or marketing materials or correspondence primarily commercial in nature, materials that are abusive, threatening or otherwise inappropriate, or correspondence not clearly identified as interested party or unitholder correspondence.

Compensation Committee Interlocks and Insider Participation - We do not have a compensation committee.  During 2011, the compensation of our named executive officers was determined by ONEOK’s Executive Compensation Committee, which consists of independent members of the ONEOK Board of Directors.  No member of ONEOK’s Executive Compensation Committee is, or was formerly, an officer or employee of ONEOK, ONEOK Partners GP or any of their subsidiaries.

Section 16(a) Beneficial Ownership Reporting Compliance - Section 16(a) of the Exchange Act requires executive officers, members of our Board of Directors and persons who own more than 10 percent of our common units to file reports of ownership and changes in ownership with the SEC and the NYSE and to furnish us with copies of all Section 16(a) forms they file.  Based solely on our review of the copies of such forms received by us during and with respect to the 2011 fiscal year or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that during 2011 our reporting persons complied with all applicable filing requirements in a timely manner.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

We do not directly employ any of the persons responsible for managing or operating our business.  Instead, we are managed by our general partner, ONEOK Partners GP, the executive officers of which are employees of ONEOK.

We do not have a compensation committee.  The compensation of the officers of our general partner, who are deemed to be our officers, is set by the Executive Compensation Committee of the Board of Directors of ONEOK.  A discussion of the objectives of, and other matters related to, ONEOK’s compensation programs is included in the Executive Compensation Discussion and Analysis section of ONEOK’s 2012 Proxy Statement as filed with the SEC (ONEOK 2012 Proxy Statement), which is incorporated herein by this reference.  A copy of the ONEOK 2012 Proxy Statement will be provided on, and may be copied from, ONEOK’s website at www.oneok.com and is available free of charge from the secretary of ONEOK Partners GP upon request.

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

The following table summarizes the compensation allocated to and reimbursed by us in 2011 for our principal executive officer, principal financial officer and the three other most highly compensated executive officers (which we collectively refer to as the “named executive officers”) of our general partner, ONEOK Partners GP.

Summary Compensation Table for 2011
Name and Principal Position	Year	Salary	Stock Awards (1)	Non-Equity Incentive Plan Compensation (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3)	All Other Compensation (4)	Total
John W. Gibson	2011	$527,595	$2,450,386	$879,325	$897,336	$67,718	$4,822,360
Chairman and Chief Executive Officer	2010	$492,990	$1,912,411	$547,767	$1,412,014	$67,628	$4,432,810
	2009	$472,539	$1,613,278	$644,372	$1,287,541	$57,667	$4,075,397
Robert F. Martinovich	2011	$221,430	$699,325	$258,335	$-	$47,926	$1,227,016
Executive Vice President, Chief	2010	$-	$-	$-	$-	$-	$-
Financial Officer and Treasurer	2009	$266,801	$304,216	$240,390	$-	$51,764	$863,171
Terry K. Spencer	2011	$500,000	$1,922,800	$650,000	$305,582	$55,764	$3,434,146
President	2010	$415,000	$1,330,050	$400,000	$220,450	$45,080	$2,410,580
	2009	$283,667	$483,476	$258,444	$105,954	$28,479	$1,160,020
Curtis L. Dinan	2011	$394,180	$1,007,989	$408,093	$208,214	$43,032	$2,061,508
President - Natural Gas	2010	$219,107	$440,358	$178,024	$123,771	$25,844	$987,104
	2009	$229,110	$378,112	$220,518	$75,953	$23,303	$926,996
Sheridan C. Swords	2011	$350,000	$1,086,800	$400,000	$43,377	$56,897	$1,937,074
President - Natural Gas Liquids	2010	$315,000	$550,180	$235,000	$34,311	$47,780	$1,182,271
	2009	$286,458	$379,653	$230,000	$19,505	$39,563	$955,179
(1)
The amounts included in the table relate to restricted stock units and performance units granted under the ONEOK Long-Term Incentive Plan (LTI Plan) and the ONEOK Equity Compensation Plan, respectively, and reflect the aggregate grant date fair value attributable to us in 2009, 2010 and 2011 calculated pursuant to Financial Accounting Standards Board’s Accounting Standards Codification 718, Compensation Stock Computation (“ASC Topic 718”).  Material assumptions used in the calculation of the value of these equity grants are included in Note L to the ONEOK audited financial statements for the year ended December 31, 2011, included in the ONEOK 2011 Annual Report on Form 10-K filed with the SEC on February 21, 2012.

The aggregate grant date fair value of restricted stock units for purposes of ASC Topic 718 was determined based on the closing price of ONEOK common stock on the grant date, adjusted for the current dividend yield. With respect to the performance units, the aggregate grant date fair value for purposes of ASC Topic 718 was determined using the probable outcome of the performance conditions as of the grant date based on a valuation model that considers the market condition (total shareholder return), and using assumptions developed from historical information of ONEOK and a peer group of companies. The value included for the performance units is based on 100 percent of the performance units vesting at the end of the three-year performance period. Using the maximum number of shares issuable upon vesting of the performance units (200 percent of the units granted), the aggregate grant date fair value of the performance units allocable to us would be as follows:

Name	2011	2010	2009
John W. Gibson	$4,065,413	$3,203,248	$2,688,835
Robert F. Martinovich	$1,160,244	$-	$484,309
Terry K. Spencer	$3,190,100	$2,212,140	$742,431
Curtis L. Dinan	$1,672,345	$737,590	$635,237
Sheridan C. Swords	$1,803,100	$913,710	$604,404

(2)
Reflects the amounts allocated to us under the ONEOK annual short-term incentive plan for each named executive officer.  The plan provides that ONEOK officers may receive annual cash incentive awards based on the performance and profitability of ONEOK, the performance of particular business units of ONEOK, and individual performance.  The corporate and business-unit criteria and individual performance criteria are established annually by the Executive Compensation Committee of the ONEOK Board of Directors.  The Committee also establishes annual target awards for each ONEOK officer.  For a discussion of the performance criteria established by the ONEOK Executive Compensation Committee for 2011 awards under the ONEOK annual short-term incentive plan, see “2011 Annual Short-Term Incentive Awards” in the Executive Compensation Discussion and Analysis section of the ONEOK 2012 Proxy Statement.

(3)	Reflects the portion of the aggregate current year change in pension values allocated to us for each named executive officer. For a discussion of the Retirement Plan for Employees of ONEOK, Inc. and Subsidiaries, the ONEOK, Inc. Supplemental Executive Retirement Plan, and the ONEOK Nonqualified Deferred Compensation Plan, see the Executive Compensation and Discussion and Analysis section of the ONEOK 2011 Proxy Statement. The present value is based on the earliest age for which an unreduced benefit is available (age 62) and assumptions from the December 31, 2009, through the December 31, 2011, measurement dates for the ONEOK pension plan.

(4)	Reflects the portion allocated to us of (i) the amounts paid as ONEOK’s dollar-for-dollar match of contributions made by the named executive officer under both the ONEOK, Inc. Nonqualified Deferred Compensation Plan, the Thrift Plan for Employees of ONEOK, Inc. and Subsidiaries and the ONEOK Profit Sharing Plan, (ii) amounts paid for length of service awards, and (iii) the value of shares received under the ONEOK Employee Stock Award Program, as follows:

Name	Year	Match Under Nonqualified Deferred Compensation Plan (a)	Match Under Thrift Plan (b)	Company contribution to Profit Sharing Plan (c)	Service Award	Stock Award
John W. Gibson	2011	$58,211	$8,617	$-	$-	$557
	2010	$58,501	$8,052	$-	$137	$30
	2009	$49,247	$8,420	$-	$-	$-
Robert F. Martinovich	2011	$32,772	$7,233	$7,233	$-	$467
	2010	$-	$-	$-	$-	$-
	2009	$28,206	$11,779	$11,779	$-	$-
Terry K. Spencer	2011	$39,300	$14,700	$-	$250	$949
	2010	$30,300	$14,700	$-	$-	$55
	2009	$17,138	$11,341	$-	$-	$-
Curtis L. Dinan	2011	$28,103	$13,634	$-	$-	$881
	2010	$17,748	$8,052	$-	$-	$30
	2009	$14,778	$8,420	$-	$72	$-
Sheridan C. Swords	2011	$40,800	$14,700	$-	$-	$949
	2010	$33,000	$14,700	$-	$-	$55
	2009	$24,863	$14,700	$-	$-	$-

(a)
For additional information on the ONEOK, Inc. Employee Nonqualified Deferred Compensation Plan, see “Long-Term Compensation Plans - Nonqualified Deferred Compensation Plan” in the Executive Compensation Discussion and Analysis section of the ONEOK 2012 Proxy.

(b)
The Thrift Plan for Employees of ONEOK, Inc. and Subsidiaries is a tax-qualified plan that covers all ONEOK employees.  Employee contributions are discretionary.  Subject to certain limits, ONEOK matches 100 percent of employee contributions to the plan up to a maximum of 6 percent.

(c)
ONEOK’s profit-sharing plan covers all nonbargaining unit employees hired after December 31, 2004, employees represented by Local No. 304 of the International Brotherhood of Electrical Workers hired after July 1, 2010, employees represented by the United Steelworkers hired on or after December 15, 2011, and employees who accepted a one-time opportunity to opt out of the ONEOK pension plan.  ONEOK plans to make a contribution to the profit-sharing plan each quarter equal to 1 percent of each participant's eligible compensation during the quarter.  Additional discretionary contributions may be made by ONEOK at the end of each year.  Employee contributions are not allowed under the plan.

With respect to Messrs. Gibson, Martinovich, Spencer, Dinan and Swords, these amounts also reflect the portion of tax gross-ups received and allocated to us in 2011 in the amount of $333, $221, $448, $414 and $448, respectively, and in 2010 in the amount of $22, $0, $25, $14 and $25, respectively, in connection with their receipt of a stock award under the ONEOK Employee Stock Award Program.

With respect to Mr. Gibson, this amount also reflects that portion of the tax gross-up received and allocated to us in 2010 in the amount of $99 in connection with his receipt of a ONEOK cash service award.

With respect to Mr. Spencer, this amount also reflects that portion of the tax gross-up received and allocated to us in 2011 in the amount of $117 in connection with his receipt of a ONEOK cash service award.

With respect to Mr. Dinan, this amount also reflects that portion of the tax gross-up received and allocated to us in 2009 in the amount of $34 in connection with his receipt of a ONEOK cash service award.

With respect to Mr. Gibson, this amount also reflects the portion of the tax gross-ups received and allocated to us in 2010 in the amount of $787, with respect to income imputed to him under the Internal Revenue Code in connection with his personal use of ONEOK’s aircraft.

In October 2011, ONEOK eliminated tax gross-up payments in connection with an employee’s personal use of our aircraft and, effective January 1, 2012, ONEOK eliminated tax gross-up payments in connection with shares awarded under the ONEOK Employee Stock Award Program and cash service awards.

The named executive officers did not receive perquisites or other personal benefits with an aggregate value of $10,000 or more during 2009, 2010 or 2011.

Potential Post-Employment Payments and Payments upon a Change in Control

The following is a description of the post-employment compensation and benefits that ONEOK provides our named executive officers.  The objectives of the post-employment compensation and benefits that ONEOK provides are to:
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

Payments Made Upon Any Termination - Regardless of the manner in which a named executive officer’s employment terminates, he or she is entitled to receive amounts earned during their term of employment.  Such amounts include:
•	accrued but unpaid salary;
•	amounts contributed under the Thrift Plan for Employees of ONEOK, Inc. and Subsidiaries, the ONEOK Profit Sharing Plan and the ONEOK, Inc. Employee Nonqualified Deferred Compensation Plan; and
•	amounts accrued and vested through the Retirement Plan for Employees of ONEOK, Inc. and Subsidiaries and the ONEOK, Inc. Supplemental Executive Retirement Plan.

Payments Made Upon Retirement - In the event of the retirement of a named executive officer, in addition to the items identified above, such named executive officer will be entitled to:
•	receive a prorated portion of each outstanding performance unit granted under the ONEOK Equity Compensation Plan upon the completion of the performance period;
•
receive a prorated portion of each outstanding restricted stock incentive unit granted under either the ONEOK Long-Term Incentive Plan or the ONEOK Equity Compensation Plan upon completion of the restricted period; and

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

Payments Made Upon a Change in Control - Prior to 2005, ONEOK entered into individual change in control termination agreements with many of ONEOK’s executive officers, including all of the named executive officers other than Messrs. Martinovich and Swords.  Payments and benefits under the termination agreements varied by officer and were payable only if an officer was terminated by ONEOK without “just cause” or by the officer for “good reason” at any time during the three years following a change in control.  In general, severance payments and benefits under the change in control termination agreements included the following: a payment equal to one, two or three times annual salary plus the greater of (i) the bonus for the year preceding the date of a change in control, or (ii) the employee’s target bonus for the current period; a prorated short-term incentive payment; and continuation of welfare benefits for two to three years following termination.  The termination agreements for certain officers also provided for accelerated benefits under the ONEOK Supplemental Executive Retirement Plan and gross-up payments for excise taxes if any payments or benefits were deemed to constitute “excess parachute payments” under applicable federal tax law.  All change in control termination agreements were terminated by ONEOK effective as of December 31, 2011.

In July 2011, the Board of Directors of ONEOK adopted the ONEOK, Inc. Officer Change in Control Severance Plan (the “Change in Control Plan”) which covers all of ONEOK executive officers, including the named executive officers, effective as of January 1, 2012.  Subject to certain exceptions, the Change in Control Plan will provide ONEOK officers with severance benefits if they are terminated by ONEOK without cause (as defined in the Change in Control Plan) or if they resign for good reason (as defined in the Change in Control Plan), in each case within two years following a change in control of ONEOK or us.  All change in control benefits are “double trigger” meaning that payments and benefits under the plan are payable only if the officer’s employment is terminated by us without “cause” or by the officer for a “good reason” at any time during the two years following a change in control.  Severance payments under the plan consist of a cash payment which may be up to three times the participant’s base salary and target short-term incentive bonus, plus reimbursement of COBRA healthcare premiums for 18 months.  At the time the ONEOK Board of Directors approved the Change in Control Plan, the Board, upon the recommendation of the ONEOK Executive Compensation Committee, established a severance multiplier of two times their annual salary plus target annual bonus for all participants in the Change in Control Plan, including the named executive officers.  The Change in Control Plan does not provide for the credit of additional years of service to any participant to determine the pension amounts payable in the event of a change in control and does not contain an excise tax gross-up for any participant.  Rather, severance payments and benefits under the Change in Control Plan will be reduced if, as a result of such reduction, the officer would receive a greater total payment after taking taxes, including excise taxes, into account.

For the purposes of the Change in Control Plan, a “change in control” generally means any of the following events:
•
an acquisition of ONEOK voting securities by any person that results in the person having beneficial ownership of 20 percent or more of the combined voting power of ONEOK’s outstanding voting securities, other than an acquisition directly from ONEOK;

•
the current members of the ONEOK Board of Directors, and any new director approved by a vote of at least two-thirds of the ONEOK Board, cease for any reason to constitute at least a majority of the ONEOK Board, other than in connection with an actual or threatened proxy contest (collectively, the “Incumbent Board”);

•
a merger, consolidation or reorganization with ONEOK or in which ONEOK issues securities, unless (a) ONEOK shareholders immediately before the transaction, as a result of the transaction, own, directly or indirectly, at least 50 percent of the combined voting power of the voting securities of the company resulting from the transaction, (b) the members of the Incumbent Board after the execution of the transaction agreement constitute at least a majority of the members of the Board of the company resulting from the transaction, or (c) no person other than persons who, immediately before the transaction owned 30 percent or more of our outstanding voting securities, has beneficial ownership of 30 percent or more of the outstanding voting securities of the company resulting from the transaction;

•	ONEOK’s complete liquidation or dissolution or the sale or other disposition of all or substantially all of ONEOK’s assets; or
•
ONEOK ceases to own, directly or indirectly, a majority of each class of the outstanding equity interests of ONEOK Partners GP, our sole general partner, ONEOK ceases to hold the power to designate a majority of the Board of Directors of ONEOK Partners, L.P., or our general partner is removed.

For the purposes of the Change in Control Plan, termination for “cause” means a termination of employment of a participant in the Change in Control Plan by reason of:
•	a participant’s indictment for or conviction in a court of law of a felony or any crime or offense involving misuse or misappropriation of money or property;
•
a participant’s violation of any covenant, agreement or obligation not to disclose confidential information regarding the business of ONEOK (or a division or subsidiary) or a participant’s violation of any covenant, agreement or obligation not to compete with ONEOK (or a division or subsidiary);

•
any act of dishonesty by a participant which adversely affects the business of ONEOK (or a division or subsidiary) or any willful or intentional act of a participant which adversely affects the business, or reflects unfavorably on the reputation, of ONEOK (or a division or subsidiary);

•	a participant’s material violation of any written policy of ONEOK (or a division or subsidiary); or
•
a participant’s failure or refusal to perform the specific directives of the ONEOK Board or its officers, which directives are consistent with the scope and nature of the participant’s duties and responsibilities, to be determined in the ONEOK Board’s sole discretion.

For the purposes of the Change in Control Plan, “good reason” means:
•
a participant’s demotion or material reduction of the participant’s significant authority or responsibility with respect to employment with ONEOK from that in effect on the date the change in control occurred:

•	a material reduction in the participant’s base salary from that in effect immediately prior to the change in control;
•	a material reduction in short-term and/or long-term incentive targets from those applicable to the participant immediately prior to the change in control;
•
the relocation to a new principal place of employment of the participant’s employment by ONEOK, which is more than 35 miles further from the participant’s principal place of residence than the participant’s principal place of employment was prior to such change; and

•	the failure of a successor company to explicitly assume the Change in Control Plan.

Potential Post-Employment Payment Tables - The following tables reflect estimates of our allocated portion of the amount of incremental compensation due to each named executive officer by ONEOK in the event of such executive’s termination of employment upon death, disability or retirement, termination of employment without cause or termination of employment without cause or with good reason within two years following a change in control.  The amounts shown assume that such termination was effective as of December 31, 2011, and are estimates of the allocated amounts that would be paid out to the executives upon such termination, including, with respect to performance units, the performance factor calculated as if the performance period had ended on December 31, 2011.  The amounts reflected in the “Qualifying Termination Following a Change in Control” column of the tables that follow are the amounts that would be paid pursuant to the Change in Control Plan that was adopted effective as of January 1, 2012, and, with respect to the performance units, assume a performance factor at target of 100 percent.  It should be noted, however, that the salary and target bonus used to calculate such amounts are the base salaries and target bonuses in effect for the named executive officers as of December 31, 2011.  Amounts that would have been payable under the individual change in control termination agreements that were terminated as of December 31, 2011, are noted in footnotes to this column.
John W. Gibson	Termination Upon Death, Disability or Retirement	Termination Without Cause	Qualifying Termination Following a Change in Control (1)
Cash Severance	$-	$-	$2,197,440
COBRA Premiums	$-	$-	$10,008
Equity
Restricted Stock Units	$9,509,223	$9,509,223	$10,461,409
Performance Units	$13,633,404	$-	$10,096,292
Total	$23,142,627	$9,509,223	$20,557,701
Total	$23,142,627	$9,509,223	$22,765,149

(1)
Under the terms of Mr. Gibson’s Termination Agreement which was terminated as of December 31, 2011, the amounts of change in control payments allocated to us for Mr. Gibson would have been $3,479,280 in cash severance benefits, $16,138 in health and welfare benefits, $575,702 in SERP enhancement benefits, and $6,743,279 in excise tax gross-up benefits.

Robert F. Martinovich	Termination Upon Death, Disability or Retirement	Termination Without Cause	Qualifying Termination Following a Change in Control
Cash Severance	$-	$-	$933,912
COBRA Premiums	$-	$-	$15,100
Equity
Restricted Stock Units	$426,264	$426,264	$717,006
Performance Units	$3,047,055	$-	$2,661,653
Total	$3,473,319	$426,264	$3,378,659
Total	$3,473,319	$426,264	$4,327,671

Terry K. Spencer	Termination Upon Death, Disability or Retirement	Termination Without Cause	Qualifying Termination Following a Change in Control (1)
Cash Severance	$-	$-	$1,700,000
COBRA Premiums	$-	$-	$24,737
Equity
Restricted Stock Units	$978,875	$978,875	$1,556,086
Performance Units	$6,309,106	$-	$5,409,456
Total	$7,287,981	$978,875	$6,965,542
Total	$7,287,981	$978,875	$8,690,279

(1)
Under the terms of Mr. Spencer’s Termination Agreement which was terminated as of December 31, 2011, the amounts of change in control payments allocated to us for Mr. Spencer would have been $1.8 million in cash severance benefits and $25,482 in health and welfare benefits.

Curtis L. Dinan	Termination Upon Death, Disability or Retirement	Termination Without Cause	Qualifying Termination Following a Change in Control (1)
Cash Severance	$-	$-	$1,402,500
COBRA Premiums	$-	$-	$24,737
Equity
Restricted Stock Units	$642,951	$642,951	$975,263
Performance Units	$5,295,314	$-	$3,979,071
Total	$5,938,265	$642,951	$4,954,334
Total	$5,938,265	$642,951	$6,381,571

(1)
Under the terms of Mr. Dinan’s Termination Agreement which was terminated as of December 31, 2011, the amounts of change in control payments allocated to us for Mr. Dinan would have been $1.5 million in cash severance benefits and $25,482 in health and welfare benefits.

Sheridan C. Swords	Termination Upon Death, Disability or Retirement	Termination Without Cause	Qualifying Termination Following a Change in Control
Cash Severance	$-	$-	$1,120,000
COBRA Premiums	$-	$-	$24,319
Equity
Restricted Stock Units	$488,835	$488,835	$784,545
Performance Units	$3,368,870	$-	$2,843,432
Total	$3,857,705	$488,835	$3,627,977
Total	$3,857,705	$488,835	$4,772,296

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Holdings of Major Unitholders

The following table sets forth the beneficial owners of 5 percent or more of our common units and Class B units known to us at February 1, 2012.  Other than as set forth below, no person is known to us to beneficially own more than 5 percent of our common units or Class B units.

			Percent of			Percent of	Percent of
Name and Address			Common		Class B	Class B	All
of Beneficial Owner	Common Units		Units		Units	Units	Units
ONEOK, Inc. and affiliates	11,800,000		9.0%		72,988,252	100%	41.6%	(1)
100 West Fifth Street
Tulsa, OK 74103-4298

Tortoise Capital Advisors, L.L.C.	6,928,969	(2)	5.3%	(2)	-	-	3.4%
11550 Ash Street, Suite 300
Leawood, Kansas 66211

(1) Does not reflect the general partner's 2 percent interest, which is wholly owned by ONEOK.
(2)  Based upon the Schedule 13G/A filed with the Securities and Exchange Commission on February 17, 2012, in which Tortoise
Capital Advisors, L.L.C. reported that, as of December 31, 2011, it beneficially owned 6,928,969 common units over which it had shared dispositive power and 6,498,589 common units over which it had shared voting power.

Holdings of Officers and Directors

The following table sets forth the beneficial ownership of our common units and the common stock of ONEOK, the parent company of our general partner, as of February 1, 2012, by each named executive officer, each member of our Board of Directors of our general partner, and all executive officers and members of our Board of Directors as a group.

Name and Address of Beneficial Owner (1)	Common Units	Percent of Common Units	Class B Units	Percent of Class B Units	Percent of All Units	ONEOK Shares (2)		Percent of ONEOK Shares
John W. Gibson	43,000	*	-	-	*	247,635	(3)	*
Curtis L. Dinan	20,000	*	-	-	*	35,849	(4)	*
Robert F. Martinovich	288	*	-	-	*	21,624	(5)	*
Terry K. Spencer	-	-	-	-	-	54,076		*
Sheridan C. Swords	-	-	-	-	-	21,585	(6)	*
Gary N. Petersen	22,784	*	-	-	*	-		*
Gerald B. Smith	-	-	-	-	-	750		*
Gil J. Van Lunsen	4,000	*	-	-	*	-		-
Julie H. Edwards	-	-	-	-	-	14,755		*
Steven J. Malcolm	-	-	-	-	-	666		*
Jim W. Mogg	2,000	*	-	-	*	-		-
Shelby E. Odell	2,234	*	-	-	*	-		-
Craig F. Strehl	9,400	*	-	-	*	-		-
All directors and executive officers as a group as a group	117,262	*	-	-	*	444,353		*

* Less than 1 percent
(1) The business address for each of the beneficial owners is c/o ONEOK Partners, L.P., 100 West Fifth Street, Tulsa, Oklahoma 74103-4298.
(2)  Includes shares of ONEOK common stock held by members of the family of the director or executive officer for which the director or executive officer has sole or shared voting or investment power and shares of common stock held in ONEOK's Direct Stock Purchase and Dividend Reinvestment Plan and Thrift Plan for
Employees of ONEOK, Inc. and Subsidiaries~~.~~

(3)  Excludes 41,391 shares, the receipt of which was deferred upon vesting in January 2010, 49,275 shares, the receipt of which was defered upon vesting in
January 2011, and 147,771 shares, the receipt of which was deferred upon vesting in January 2012, in each case under the deferral provisions of the ONEOK Equity
Compensation Plan, and which shares will be issued to Mr. Gibson on July 17, 2013, 2014 and 2015, respectively.

(4)  Excludes 12,565 shares, the receipt of which was deferred upon vesting in January 2010, 13,797 shares, the receipt of which was deferred upon vesting in
January 2011 and 37,252 shares, the receipt of which was deferred upon vesting in January 2012, in each case under the deferral provisions of the ONEOK Equity
Compensation Plan, and which shares will be issued to Mr. Dinan upon his separation of services from the company.

(5)  Excludes 5,709 shares, the receipt of which was deferred upon vesting in January 2011, under the deferral provisions of the ONEOK Equity Compensation Plan, and which shares will be issued to Mr. Martinovich upon his separation of services from the company.

(6)  Excludes 1,385 shares, the receipt of which was deferred upon vesting in January 2010 and 5,706 shares, the receipt of which was deferred upon vesting in
January 2011, in each case under under the deferral provisions of the ONEOK Equity Compensation Plan, and which shares will be issued to Mr. Swords upon his separation of service from the company.

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

Cash Distributions - ONEOK and its affiliates own all of our 72,988,252 Class B units, 11,800,000 of our common units and our entire 2-percent general partner interest, which together constituted a 42.8-percent ownership interest in us at December 31, 2011.  In 2011, we paid total cash distributions to ONEOK of $332.7 million, which included $123.4 million related to its incentive distribution rights.  Additional information about our cash distribution policy is included in Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

ONEOK and its affiliates provide a variety of services to us under the Services Agreement, including cash management and financial services, employee benefits provided through ONEOK’s benefit plans, legal, administrative and insurance services, and office space in ONEOK’s headquarters building and other field locations.  Where costs are specifically incurred on behalf of one of our affiliates, the costs are billed directly to us by ONEOK.  In other situations, the costs may be allocated to us through a variety of methods, depending upon the nature of the expense and activities.  For example, a service that applies equally to all employees is allocated based upon the number of employees; however, an expense benefiting the consolidated company, but which has no direct basis for allocation, is allocated by the modified Distrigas method, a widely recognized method of allocating cost which uses a combination of ratios that include gross plant and investment, operating income and payroll expense.  All costs directly charged or allocated to us are reflected in our Consolidated Statements of Income.

In 2011, the aggregate amount charged by ONEOK, NBP Services and their affiliates to us for their services was approximately $251.2 million.

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

Affiliate Transactions - Our Natural Gas Gathering and Processing segment sold $298.0 million of natural gas to ONEOK and its subsidiaries during 2011.  Of our Natural Gas Pipelines segment’s revenues, $105.6 million were from ONEOK and its subsidiaries during 2011 for both transportation and storage services.

Our Natural Gas Gathering and Processing segment and Natural Gas Liquids segment purchase a portion of the natural gas used in their operations from ONEOK and its subsidiaries.  In 2011, the aggregate amount charged by ONEOK and its affiliates to us for their services was approximately $48.2 million.

We own 50 percent of Northern Border Pipeline, but do not serve as its operator.  We account for our investment in Northern Border Pipeline using the equity method.  In 2011, Northern Border Pipeline’s revenue for capacity contracted on a firm basis included $4.4 million from ONEOK and its subsidiaries.

Bushton Plant - Previously, we had a Processing and Services Agreement with ONEOK and OBPI, under which we contracted for all of OBPI’s rights, including all of the capacity of the Bushton Plant, reimbursing OBPI for all costs associated with the operation and maintenance of the Bushton Plant and its obligations under equipment leases covering portions of the Bushton Plant.  In April 2011, pursuant to our rights under the Processing and Services Agreement, we directed OBPI to give notice of intent to exercise the purchase option for the leased equipment pursuant to the terms of the equipment leases.  On June 30, 2011, we acquired OBPI and OBPI closed the purchase option and terminated the equipment lease agreements.  The total amount paid by us to complete the transactions was approximately $94.2 million, which included the reimbursement to ONEOK of obligations related to the Processing and Services Agreement.

Derivative Contracts - ONEOK Energy Services Company (“OES”), a subsidiary of ONEOK, from time to time enters into commodity derivative contracts on behalf of our Natural Gas Gathering and Processing segment.  We have an indemnification agreement with OES in which we have agreed to indemnify and hold OES harmless from any liability OES may incur solely as a result of entering into financial hedges on our behalf.  See Note C of the Notes to Consolidated Financial Statements in this Annual Report for a discussion of our derivative instruments and hedging activities.

Relationship with TransCanada

ONEOK Partners GP and an affiliate of TransCanada entered into a transition services agreement for the transfer of the operator function from ONEOK Partners GP to the affiliate of TransCanada effective April 1, 2007.  Northern Border Pipeline agreed to pay ONEOK Partners GP an amount up to $1.0 million per year for years 2007 through 2011 to reimburse ONEOK Partners GP for shared equipment and furnishings acquired by ONEOK Partners GP and used to support Northern Border Pipeline operations.

Conflicts of Interest

We are managed under the direction of the Board of Directors of our general partner, which establishes our business policies.  ONEOK, which is the parent company of our general partner, appoints the members of our Board of Directors and may change the composition or size of our Board at its discretion.

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

Audit and Nonaudit Fees

Audit services provided by PricewaterhouseCoopers LLP during the 2011 and 2010 fiscal years included integrated audits of our consolidated financial statements and internal control over financial reporting, audits of the financial statements of certain of our affiliates, review of our quarterly financial statements, consents, and review of documents filed with the SEC.

The following table presents fees billed for services rendered by PricewaterhouseCoopers LLP for the years ended December 31, 2011 and 2010:

	2011	2010
	(Thousands of dollars)
Audit fees	$1,362.5	$1,362.6
Audit-related fees	-	-
Tax fees (1)	693.9	819.5
All other fees (2)	1.0	1.0
Total	$2,057.4	$2,183.1

(1)	Tax fees consisted of fees for tax compliance, tax planning or tax services, including preparation of our annual K-1 statements.

(2)	All other fees consisted of fees for professional education seminars.

Audit Committee Policy on Services Provided by Independent Auditor

Consistent with SEC and NYSE policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work for the independent auditor.  In recognition of this responsibility, the Audit Committee has established a policy with respect to the pre-approval of audit and permissible nonaudit services provided by the independent auditor.

Prior to engagement of PricewaterhouseCoopers LLP as our independent auditor for the 2011 audit, a plan was submitted to and approved by the Audit Committee setting forth the services expected to be rendered during 2011 for each of the following four categories:
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

(3)	tax services comprised of tax compliance, tax planning and tax advice; and
(4)	all other permissible nonaudit services, if any, that the Audit Committee believes are routine and recurring services that would not impair the independence of the auditor.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements		Page No.

(a)	Report of Independent Registered Public Accounting Firm	63

(b)	Consolidated Statements of Income for the years ended
	December 31, 2011, 2010 and 2009	64

(c)	Consolidated Statements of Comprehensive Income for the years ended
	December 31, 2011, 2010 and 2009	65

(d)	Consolidated Balance Sheets as of December 31, 2011 and 2010	66

(e)	Consolidated Statements of Cash Flows for the years ended
	December 31, 2011, 2010 and 2009	67

(f)	Consolidated Statements of Changes in Equity for the years ended
	December 31, 2011, 2010 and 2009	68-69

(g)	Notes to Consolidated Financial Statements	70-98

(2) Financial Statement Schedules

	All schedules have been omitted because of the absence of conditions under which they are required.

(3)  Exhibits

3.0
Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of ONEOK Partners, L.P.
dated July 12, 2011 (incorporated by reference to Exhibit 3.1 to ONEOK Partners, L.P.’s Form 8-K filed on
July 12, 2011 (File No. 1-12202)).

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

3.5
Amendment No. 3 to Third Amended and Restated Agreement of Limited Partnership of ONEOK Partners, L.P.
(incorporated by reference to Exhibit 3.1 to ONEOK Partners, L.P.’s Form 8-K filed on February 17, 2012 (File
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

4.16
Sixth Supplemental Indenture, dated January 26, 2011, among ONEOK Partners, L.P., ONEOK Partners
Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 3.250 percent Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed by ONEOK Partners,
L.P. on January 26, 2011 (File No. 12202)).

4.17
Seventh Supplemental Indenture, dated January 26, 2011, among ONEOK Partners, L.P., ONEOK Partners
Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 6.125 percent Senior Notes due 2041 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed by ONEOK Partners,
L.P. on January 26, 2011 (File No. 12202)).

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

10.3
Services Agreement executed April 6, 2006 but effective as of April 1, 2006, by and among ONEOK, Inc.,
Northern Plains Natural Gas Company, LLC, NBP Services, LLC, Northern Border Partners, L.P. and Northern
Border Intermediate Limited Partnership (incorporated by reference to Exhibit 10.3 to Northern Border Partners,
L.P.’s Form 8-K filed on April 12, 2006 (File No. 1-12202)).

10.4	Not used.

10.5	Not used.

10.6
Amended and Restated Limited Liability Company Agreement of Overland Pass Pipeline Company LLC entered into between ONEOK Overland Pass Holdings, L.L.C. and Williams Field Services Company, LLC dated May
31, 2006 (incorporated by reference to Exhibit 10.6 to ONEOK Partners, L.P.’s Form 10-Q for the period ended
June 30, 2006, filed on August 4, 2006 (File No. 1-12202)).

10.7
Amendment No. 1 to Third Amended and Restated Limited Liability Company Agreement of ONEOK Partners
GP, L.L.C. (incorporated by reference to Exhibit 10.1 to ONEOK Partners, L.P.’s Form 8-K filed on February 17,
2012 (File No. 1-12202 )).

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

10.10	Not used.

10.11	Not used.

10.12
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

10.13
Guaranty Agreement, dated as of August 1, 2011, by ONEOK Partners Intermediate Limited Partnership in favor of the Citibank, N.A., as administrative agent, under the above-referenced Credit Agreement (incorporated by reference from Exhibit 10.12 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed August 2, 2011 (File
No. 001-12202).

10.14
Underwriting Agreement dated January 21, 2011, among ONEOK Partners, L.P. and ONEOK Partners
Intermediate Limited Partnership and Citigroup Global Markets Inc., RBS Securities Inc. and UBS Securities
LLC, as representatives of the several underwriters named therein (incorporated by reference to ONEOK Partners,
L.P.’s Current Report on Form 8-K filed on January 26, 2011 (File No. 1-2202)).

10.15	Not used.

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

12	Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 2011, 2010, 2009, 2008 and 2007.

16	Not used.

21	Required information concerning the registrant’s subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP.

23.2	Not used.

23.3	Not used.

31.1	Certification of John W. Gibson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert F. Martinovich pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John W. Gibson pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Robert F. Martinovich pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definitions Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

Attached as Exhibit 101 to this Annual Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Balance Sheets at December 31, 2011 and 2010; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; (vi) Consolidated Statement of Changes in Equity for the years ended December 31, 2011, 2010 and 2009; and (vii) Notes to Consolidated Financial Statements.  We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Annual Report.

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

ONEOK Partners, L.P.
By: ONEOK Partners GP, L.L.C., its General Partner

Date: February 21, 2012	By:	/s/ Robert F. Martinovich
Robert F. Martinovich
Executive Vice President,
Chief Financial Officer, Treasurer and Director
(Signing on behalf of the Registrant)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 21st day of February 2012.

/s/ John W. Gibson	/s/ Robert F. Martinovich
John W. Gibson	Robert F. Martinovich
Chairman and	Executive Vice President,
Chief Executive Officer	Chief Financial Officer, Treasurer and Director

/s/ Derek S. Reiners	/s/ Terry K. Spencer
Derek S. Reiners	Terry K. Spencer
Senior Vice President and	President and Director
Chief Accounting Officer

/s/ Julie H. Edwards	/s/ Steven J. Malcolm
Julie H. Edwards	Steven J. Malcolm
Director	Director

/s/ Jim W. Mogg	/s/ Shelby E. Odell
Jim W. Mogg	Shelby E. Odell
Director	Director

/s/ Gary N. Petersen	/s/ Gerald B. Smith
Gary N. Petersen	Gerald B. Smith
Director	Director

/s/ Craig F. Strehl	/s/ Gil J. Van Lunsen
Craig F. Strehl	Gil J. Van Lunsen
Director	Director