Form 10-Q
period 2012-03-31
ONEOK Partners LP
filed 2012-05-02
CIK 909281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2012
Common units	146,827,354 units
Class B units	72,988,252 units

This page intentionally left blank.

ONEOK PARTNERS, L.P.

As used in this Quarterly Report, references to “we,” “our,” “us” or the “Partnership” refer to ONEOK Partners, L.P., its subsidiary, ONEOK Partners Intermediate Limited Partnership, and its subsidiaries, unless the context indicates otherwise.

The statements in this Quarterly Report that are not historical information, including statements concerning plans and objectives of management for future operations, economic performance or related assumptions, are forward-looking statements.  Forward-looking statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should,” “goal,” “forecast,” “guidance,” “could,” “may,” “continue,” “might,” “potential,” “scheduled” and other words and terms of similar meaning.  Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that such expectations or assumptions will be achieved.  Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations “Forward-Looking Statements,” and under Part I, Item 1A, “Risk Factors,” in our Annual Report.

INFORMATION AVAILABLE ON OUR WEBSITE

We make available, free of charge, on our website (www.oneokpartners.com) copies of our Annual Reports, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act and reports of holdings of our securities filed by our officers and directors under Section 16 of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.  Copies of our Code of Business Conduct and Ethics, Governance Guidelines, Partnership Agreement and the written charter of our Audit Committee are also available on our website, and we will provide copies of these documents upon request.  Our website and any contents thereof are not incorporated by reference into this report.

We also make available on our website the Interactive Data Files required to be submitted and posted pursuant to Rule 405 of Regulation S-T.

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2011
ASU	Accounting Standards Update
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
Bbl/d	Barrels per day
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Bcf/d	Billion cubic feet per day
Btu(s)	British thermal units, a measure of the amount of heat required to raise the temperature of one pound of water one degree Fahrenheit
CFTC	Commodities Futures Trading Commission
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Act, as amended
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOT	United States Department of Transportation
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
Guardian Pipeline	Guardian Pipeline, L.L.C.
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK Partners, L.P.
KCC	Kansas Corporation Commission
LIBOR	London Interbank Offered Rate
MBbl	Thousand barrels
MBbl/d	Thousand barrels per day
MDth/d	Thousand dekatherms per day
Midwestern Gas Transmission	Midwestern Gas Transmission Company
MMBbl	Million barrels
MMBtu	Million British thermal units
MMBtu/d	Million British thermal units per day
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
Natural Gas Policy Act	Natural Gas Policy Act of 1978, as amended
NBP Services	NBP Services, LLC, a wholly owned subsidiary of ONEOK
NGL products	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
NGL(s)	Natural gas liquid(s)
NYMEX	New York Mercantile Exchange
OCC	Oklahoma Corporation Commission
OKTex Pipeline	OkTex Pipeline Company, L.L.C.
ONEOK	ONEOK, Inc.
ONEOK Partners GP	ONEOK Partners GP, L.L.C., a wholly owned subsidiary of ONEOK and our sole general partner
OPIS	Oil Price Information Service
Partnership Agreement	Third Amended and Restated Agreement of Limited Partnership of ONEOK
Partners, L.P., as amended
Partnership 2011 Credit Agreement	The Partnership’s five-year, $1.2 billion Revolving Credit Agreement dated
August 1, 2011
POP	Percent of Proceeds
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q

S&P	Standard & Poor’s Rating Services
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
TransCanada	TransCanada Corporation
Viking Gas Transmission	Viking Gas Transmission Company
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
(Unaudited)	2012	2011
	(Thousand of dollars, except per unit amounts)

Revenues	$2,594,088	$2,499,610
Cost of sales and fuel	2,172,998	2,170,056
Net margin	421,090	329,554
Operating expenses
Operations and maintenance	100,367	95,142
Depreciation and amortization	49,256	42,730
General taxes	15,503	13,601
Total operating expenses	165,126	151,473
Gain (loss) on sale of assets	57	(510)
Operating income	256,021	177,571
Equity earnings from investments (Note H)	34,620	32,092
Allowance for equity funds used during construction	975	466
Other income	5,471	2,385
Other expense	(1,278)	(614)
Interest expense	(53,209)	(57,268)
Income before income taxes	242,600	154,632
Income taxes	(3,636)	(3,575)
Net income	238,964	151,057
Less: Net income attributable to noncontrolling interests	121	147
Net income attributable to ONEOK Partners, L.P.	$238,843	$150,910

Limited partners' interest in net income:
Net income attributable to ONEOK Partners, L.P.	$238,843	$150,910
General partner's interest in net income	(49,387)	(32,642)
Limited partners' interest in net income	$189,456	$118,268

Limited partners' net income per unit, basic and diluted (Note G)	$0.91	$0.58

Number of units used in computation (thousands)	209,090	203,816
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(Unaudited)	2012	2011
	(Thousands of dollars)

Net income	$238,964	$151,057
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	30,026	(25,753)
Less: Realized gains on derivatives recognized in net income	6,606	1,258
Total other comprehensive income (loss)	23,420	(27,011)
Comprehensive income	262,384	124,046
Less: Comprehensive income attributable to noncontrolling interests	121	147
Comprehensive income attributable to ONEOK Partners, L.P.	$262,263	$123,899
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
(Unaudited)	2012	2011
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$746,696	$35,091
Accounts receivable, net	836,619	922,237
Affiliate receivables	7,821	4,132
Gas and natural gas liquids in storage	110,608	202,186
Commodity imbalances	164,442	62,884
Other current assets	95,783	79,343
Total current assets	1,961,969	1,305,873

Property, plant and equipment
Property, plant and equipment	7,221,047	6,963,652
Accumulated depreciation and amortization	1,305,473	1,259,697
Net property, plant and equipment	5,915,574	5,703,955

Investments and other assets
Investments in unconsolidated affiliates (Note H)	1,219,635	1,223,398
Goodwill and intangible assets	651,621	653,537
Other assets	58,390	59,913
Total investments and other assets	1,929,646	1,936,848
Total assets	$9,807,189	$8,946,676

Liabilities and equity
Current liabilities
Current maturities of long-term debt	$361,062	$361,062
Notes payable (Note D)	-	-
Accounts payable	921,205	1,049,284
Affiliate payables	23,649	41,096
Commodity imbalances	200,716	202,542
Other current liabilities	204,569	234,645
Total current liabilities	1,711,201	1,888,629

Long-term debt, excluding current maturities (Note E)	3,512,721	3,515,566

Deferred credits and other liabilities	100,054	95,969

Commitments and contingencies (Note J)

Equity (Note F)
ONEOK Partners, L.P. partners’ equity:
General partner	135,639	106,936
Common units: 146,827,354 and 130,827,354 units issued and outstanding at March 31, 2012 and December 31, 2011, respectively	2,921,522	1,959,437
Class B units: 72,988,252 units issued and outstanding at March 31, 2012 and December 31, 2011	1,448,732	1,426,115
Accumulated other comprehensive loss	(27,668)	(51,088)
Total ONEOK Partners, L.P. partners' equity	4,478,225	3,441,400

Noncontrolling interests in consolidated subsidiaries	4,988	5,112

Total equity	4,483,213	3,446,512
Total liabilities and equity	$9,807,189	$8,946,676
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended
	March 31,
(Unaudited)	2012	2011
	(Thousands of dollars)
Operating Activities
Net income	$238,964	$151,057
Depreciation and amortization	49,256	42,730
Allowance for equity funds used during construction	(975)	(466)
Loss (gain) on sale of assets	(57)	510
Deferred income taxes	1,868	1,940
Equity earnings from investments	(34,620)	(32,092)
Distributions received from unconsolidated affiliates	36,879	27,607
Changes in assets and liabilities:
Accounts receivable	85,618	55,895
Affiliate receivables	(3,689)	3,647
Gas and natural gas liquids in storage	91,578	84,940
Accounts payable	(104,128)	(36,141)
Affiliate payables	(17,447)	(3,844)
Commodity imbalances, net	(103,384)	(25,569)
Other assets and liabilities	(20,697)	7,292
Cash provided by operating activities	219,166	277,506

Investing Activities
Capital expenditures (less allowance for equity funds used during construction)	(280,793)	(144,826)
Contributions to unconsolidated affiliates	(2,577)	(250)
Distributions received from unconsolidated affiliates	4,062	4,904
Proceeds from sale of assets	413	516
Cash used in investing activities	(278,895)	(139,656)

Financing Activities
Cash distributions:
General and limited partners	(164,083)	(147,776)
Noncontrolling interests	(245)	(195)
Repayment of notes payable, net	-	(429,855)
Issuance of long-term debt, net of discounts	-	1,295,450
Long-term debt financing costs	-	(10,986)
Repayment of long-term debt	(2,983)	(227,983)
Issuance of common units	919,576	-
Contribution from general partner	19,069	-
Cash provided by financing activities	771,334	478,655
Change in cash and cash equivalents	711,605	616,505
Cash and cash equivalents at beginning of period	35,091	898
Cash and cash equivalents at end of period	$746,696	$617,403
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	ONEOK Partners, L.P. Partners' Equity

(Unaudited)	Common Units	Class B Units	General Partner	Common Units
	(Units)		(Thousands of dollars)

December 31, 2011	130,827,354	72,988,252	$106,936	$1,959,437
Net income	-	-	49,387	122,315
Other comprehensive income	-	-	-	-
Issuance of common units (Note F)	16,000,000	-	-	919,576
Contribution from general partner (Note F)	-	-	19,069	-
Distributions paid (Note F)	-	-	(39,753)	(79,806)
March 31, 2012	146,827,354	72,988,252	$135,639	$2,921,522
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Continued)

	ONEOK Partners, L.P. Partners' Equity
(Unaudited)	Class B Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)

December 31, 2011	$1,426,115	$(51,088)	$5,112	$3,446,512
Net income	67,141	-	121	238,964
Other comprehensive income	-	23,420	-	23,420
Issuance of common units (Note F)	-	-	-	919,576
Contribution from general partner (Note F)	-	-	-	19,069
Distributions paid (Note F)	(44,524)	-	(245)	(164,328)
March 31, 2012	$1,448,732	$(27,668)	$4,988	$4,483,213

ONEOK PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC.  These statements have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair presentation of the results for the interim periods presented.  All such adjustments are of a normal recurring nature.  The 2011 year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.  These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements in our Annual Report.  In July 2011, a two-for-one split of our common and Class B units was completed and our Partnership Agreement was amended to adjust the formula for distributing available cash among our general partner and limited partners to reflect the unit split.  As a result, we have adjusted all unit and per-unit amounts contained herein to be presented on a post-split basis.  Our significant accounting policies are consistent with those disclosed in Note A of the Notes to Consolidated Financial Statements in our Annual Report.

Recently Issued Accounting Standards Update - In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS),” which provides a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS.  This new guidance changes some fair value measurement principles and disclosure requirements.  We adopted this guidance with this Quarterly Report and the impact was not material.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which provides two options for presenting items of net income, other comprehensive income and total comprehensive income, by either creating one continuous statement of comprehensive income or two separate consecutive statements and requires certain other disclosures.  In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which deferred certain presentation requirements in ASU 2011-05 for items reclassified out of accumulated other comprehensive income.  We adopted this guidance, except for the portions deferred by ASU 2011-12, with this Quarterly Report, and the impact was not material.

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

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for the periods indicated:

	March 31, 2012
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net (b)
	(Thousands of dollars)
Derivatives - commodity
Assets	$-	$33,514	$11,161	$44,675	$(5,520)	$39,155
Liabilities	$-	$(3,035)	$(2,485)	$(5,520)	$5,520	$-
Derivatives - interest rate
Liabilities	$-	$(63,473)	$-	$(63,473)	$-	$(63,473)

	December 31, 2011
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net (b)
	(Thousands of dollars)
Derivatives - commodity
Assets	$-	$27,608	$6,119	$33,727	$(3,839)	$29,888
Liabilities	$-	$(837)	$(3,002)	$(3,839)	$3,839	$-
Derivatives - interest rate
Liabilities	$-	$(77,509)	$-	$(77,509)	$-	$(77,509)
(a) - Our derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us.

(b) - Included in other current assets, other assets or other current liabilities in our Consolidated Balance Sheets.

At March 31, 2012, and December 31, 2011, we had no cash collateral held or posted under our master netting arrangements.

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

Our derivative instruments categorized as Level 3 include over-the-counter fixed-price swaps for NGL products, natural gas basis swaps and certain physical forward contracts for NGL products.  These instruments are valued based on independent broker quotes and observable market information.  We corroborate the data on which our fair value estimates are based using our market knowledge of recent transactions and day-to-day pricing fluctuations and analysis of historical relationships of data from broker quotes compared with actual settlements and correlations.

The following table sets forth a reconciliation of our Level 3 fair value measurements for the periods indicated:

	Three Months Ended
	March 31,
Derivative Assets (Liabilities)	2012	2011
	(Thousands of dollars)
Net assets at beginning of period	$3,117	$1,156
Total realized/unrealized gains (losses):
Included in earnings (a)	-	172
Included in other comprehensive income (loss)	5,559	(12,024)
Net assets (liabilities) at end of period	$8,676	$(10,696)

Total gains for the period included in earnings
attributable to the change in unrealized gains (losses)
relating to assets and liabilities still held as of the end
of the period (a)	$-	$808
(a) - Included in revenues in our Consolidated Statements of Income.

During the three months ended March 31, 2012, there were no transfers between levels.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable, accounts payable and notes payable is equal to book value, due to the short-term nature of these items.

Our cash and cash equivalents are comprised of bank and money market accounts and would be classified as Level 1.  The estimated fair value of the aggregate of our senior notes outstanding, including current maturities, was $4.4 billion and $4.5 billion at March 31, 2012, and December 31, 2011, respectively.  The book value of the aggregate of our senior notes outstanding, including current maturities, was $3.9 billion at March 31, 2012, and December 31, 2011.  The estimated fair value of the aggregate of our senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities.  Our long-term debt would be classified as Level 2.

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

In our Natural Gas Pipelines segment, we are exposed to commodity price risk because our intrastate and interstate natural gas pipelines retain natural gas from our customers for operations or as part of our fee for services provided.  When the amount of natural gas consumed in operations by these pipelines differs from the amount provided by our customers, our pipelines must buy or sell natural gas, or store or use natural gas from inventory, which can expose us to commodity price risk depending on the regulatory treatment for this activity.  We use physical forward sales or purchases to reduce the impact of price fluctuations related to natural gas.  At March 31, 2012, and December 31, 2011, there were no financial derivative instruments with respect to our natural gas pipeline operations.

In our Natural Gas Liquids segment, we are exposed to basis risk primarily as a result of the relative value of NGL purchases at one location and sales at another location.  To a lesser extent, we are exposed to commodity price risk resulting from the relative values of the various NGL products to each other, NGLs in storage and the relative value of NGLs to natural gas.  We utilize physical forward contracts to reduce the impact of price fluctuations related to NGLs.  At March 31, 2012, and December 31, 2011, there were no financial derivative instruments with respect to our NGL operations.

Interest-rate risk - We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and, at times, interest-rate swaps.  Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts.  At March 31, 2012, and December 31, 2011, we had forward-starting interest-rate swaps with a notional amount of $750 million that have been designated as cash flow hedges of the variability of interest payments on a portion of a forecasted debt issuance that may result from changes in the benchmark interest rate before the debt is issued.  In April 2012, we entered into additional forward-starting interest-rate swaps that were also designated as cash flow hedges with a notional amount of $250 million.

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

Cash flows from futures, forwards and swaps that are accounted for as hedges are included in the same category as the cash flows from the related hedged items in our Consolidated Statements of Cash Flows.

Fair Values of Derivative Instruments - See Note B for a discussion of the inputs associated with our fair value measurements.  The following table sets forth the fair values of our derivative instruments designated as hedging instruments for the periods indicated:

	March 31, 2012		December 31, 2011
	Assets (a)	(Liabilities) (a)	Assets (a)	(Liabilities) (a)
	(Thousands of dollars)
Commodity contracts - financial	$44,675	$(5,520)	$33,727	$(3,839)
Interest-rate contracts	-	(63,473)	-	(77,509)
Total derivatives designated as hedging instruments	$44,675	$(68,993)	$33,727	$(81,348)
(a) - Included on a net basis in other current assets, other assets and other current liabilities on our Consolidated Balance Sheets.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments designated as hedging instruments for the periods indicated:

		March 31, 2012		December 31, 2011

	Contract Type	Purchased/ Payor	Sold/ Receiver	Purchased/ Payor	Sold/ Receiver

Cash flow hedges
Fixed price
- Natural gas (Bcf)	Swaps	-	(31.5)	-	(21.5)
- Crude oil and NGLs (MMBbl)	Swaps	-	(3.6)	-	(2.9)
Basis
- Natural gas (Bcf)	Swaps	-	(31.5)	-	(21.5)
Interest-rate contracts (Millions of dollars)	Forward-starting Swaps	$ 750.0	-	$ 750.0	-

Cash Flow Hedges - At March 31, 2012, our Consolidated Balance Sheet reflected a net unrealized loss of $27.7 million in accumulated other comprehensive income (loss), with a corresponding offset in derivative financial instrument assets and liabilities.  The portion of accumulated other comprehensive income (loss) attributable to our commodity derivative financial instruments is a gain of $39.1 million, which will be realized within the next 21 months as the forecasted transactions affect earnings.  If commodity prices remain at the current levels, we will recognize $31.6 million in gains over the next 12 months, and we will recognize $7.5 million in gains thereafter.  The amounts deferred in accumulated other comprehensive income (loss) attributable to our interest-rate swaps will be amortized to interest expense over the life of long-term, fixed-rate debt upon issuance of the debt.

The following table sets forth the effect of cash flow hedges recognized in other comprehensive income (loss) for the periods indicated:

	Three Months Ended
Derivatives in Cash Flow	March 31,
Hedging Relationships	2012	2011
	(Thousands of dollars)
Commodity contracts	$15,990	$(25,753)
Interest-rate contracts	14,036	-
Total gain (loss) recognized in other comprehensive income (loss) (effective portion)	$30,026	$(25,753)

The following table sets forth the effect of cash flow hedges on our Consolidated Statements of Income for the periods indicated:

	Location of Gain (Loss) Reclassified from	Three Months Ended
Derivatives in Cash Flow	Accumulated Other Comprehensive Income	March 31,
Hedging Relationships	(Loss) into Net Income (Effective Portion)	2012	2011
		(Thousands of dollars)
Commodity contracts	Revenues	$6,698	$1,466
Interest-rate contracts	Interest expense	(92)	(208)
Total gain reclassified from accumulated other comprehensive income (loss) into net income (effective portion)		$6,606	$1,258

Ineffectiveness related to our cash flow hedges was not material for the three months ended March 31, 2012 and 2011.  In the event that it becomes probable that a forecasted transaction will not occur, we would discontinue cash flow hedge treatment, which would affect earnings.  There were no gains or losses due to the discontinuance of cash flow hedge treatment during the three months ended March 31, 2012 and 2011.

Credit Risk - All of our commodity derivative financial contracts are with our affiliate, ONEOK Energy Services Company, L.P. (OES), a subsidiary of ONEOK.  OES has entered into similar commodity derivative financial contracts with third parties at our direction and on our behalf.  We have an indemnification agreement with OES that indemnifies and holds OES harmless from any liability it may incur solely as a result of its entering into commodity derivative financial contracts on our behalf.  Derivative assets for which we would indemnify OES in the event of a default by the counterparty totaled $39.2 million at March 31, 2012, and $29.9 million at December 31, 2011, respectively, and were with investment-grade counterparties that are primarily in the oil and gas and financial services sectors.  Our interest-rate derivatives are with investment-grade financial institutions.

D.              CREDIT FACILITIES AND SHORT-TERM NOTES PAYABLE

Partnership 2011 Credit Agreement - Our Partnership 2011 Credit Agreement, which is scheduled to expire in August 2016, contains certain financial, operational and legal covenants.  Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our Partnership 2011 Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1.  If we consummate one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter of the acquisition and the two following quarters.  Upon breach of certain covenants by us in our Partnership 2011 Credit Agreement, amounts outstanding under our Partnership 2011 Credit Agreement, if any, may become due and payable immediately.

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

At March 31, 2012, our ratio of indebtedness to adjusted EBITDA was 2.6 to 1, and we were in compliance with all covenants under our Partnership 2011 Credit Agreement.

At March 31, 2012, we had no commercial paper outstanding, no letters of credit issued and no borrowings under our Partnership 2011 Credit Agreement.

E.              LONG-TERM DEBT

We used a portion of the proceeds from our March 2012 equity issuance to repay our $350 million, 5.9-percent senior notes due April 2012.

In January 2011, we completed an underwritten public offering of $1.3 billion of senior notes, consisting of $650 million, 3.25-percent senior notes due 2016 and $650 million, 6.125-percent senior notes due 2041.  The net proceeds from the offering were approximately $1.28 billion.

F.              EQUITY

ONEOK - ONEOK and its affiliates own all of the Class B units, 19,800,000 common units and the entire 2-percent general partner interest in us, which together constituted a 43.4-percent ownership interest in us at March 31, 2012.

Equity Issuance - In March 2012, we completed an underwritten public offering of 8,000,000 common units at a public offering price of $59.27 per common unit, generating net proceeds of approximately $460 million.  We also sold 8,000,000 common units to ONEOK in a private placement, generating net proceeds of approximately $460 million.  In conjunction with the issuances, ONEOK contributed $19.1 million in order to maintain its 2-percent general partner interest in us.  The net proceeds from the issuances were used to repay $295.0 million of borrowings under our commercial paper program, to repay amounts on the maturity of our $350 million, 5.9-percent senior notes due April 2012 and for other general partnership purposes, including capital expenditures.  As a result of these transactions, ONEOK’s aggregate ownership interest increased to 43.4 percent from 42.8 percent.

Partnership Agreement - Available cash, as defined in our Partnership Agreement will generally be distributed to our general partner and limited partners according to their partnership percentages of 2 percent and 98 percent, respectively.  Our general partner’s percentage interest in quarterly distributions is increased after certain specified target levels are met during the quarter.  Under the incentive distribution provisions, as set forth in our Partnership Agreement, our general partner receives:

•	15 percent of amounts distributed in excess of $0.3025 per unit;
•	25 percent of amounts distributed in excess of $0.3575 per unit; and
•	50 percent of amounts distributed in excess of $0.4675 per unit.

Cash Distributions - In April 2012, our general partner declared a cash distribution of $0.635 per unit ($2.54 per unit on an annualized basis) for the first quarter of 2012, an increase of 2.5 cents from the previous quarter, which will be paid on May 15, 2012, to unitholders of record at the close of business on April 30, 2012.

The following table shows our distributions paid in the periods indicated:

	Three Months Ended
	March 31,
	2012	2011
	(Thousands, except per unit amounts)
Distribution per unit	$0.610	$0.570

General partner distributions	$3,281	$2,956
Incentive distributions	36,472	28,645
Distributions to general partner	39,753	31,601
Limited partner distributions to ONEOK	51,721	48,329
Limited partner distributions to other unitholders	72,609	67,846
Total distributions paid	$164,083	$147,776

The following table shows our distributions declared for the periods indicated and paid within 45 days of the end of the period:

	Three Months Ended
	March 31,
	2012	2011
	(Thousands, except per unit amounts)
Distribution per unit	$0.635	$0.575

General partner distributions	$3,759	$2,996
Incentive distributions	44,610	29,624
Distributions to general partner	48,369	32,620
Limited partner distributions to ONEOK	58,921	48,753
Limited partner distributions to other unitholders	80,662	68,441
Total distributions declared	$187,952	$149,814

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

H.              UNCONSOLIDATED AFFILIATES

Equity Earnings from Investments - The following table sets forth our equity earnings from investments for the periods indicated:

	Three Months Ended
	March 31,
	2012	2011
	(Thousands of dollars)
Northern Border Pipeline	$20,231	$20,852
Overland Pass Pipeline	5,317	4,376
Fort Union Gas Gathering	4,208	2,965
Bighorn Gas Gathering	1,165	1,493
Other	3,699	2,406
Equity earnings from investments	$34,620	$32,092

Unconsolidated Affiliates Financial Information - The following tables set forth summarized combined financial information of our unconsolidated affiliates for the periods indicated:

	Three Months Ended
	March 31,
	2012	2011
	(Thousands of dollars)
Income Statement
Operating revenues	$127,924	$123,301
Operating expenses	$54,568	$54,236
Net income	$65,254	$63,165

Distributions paid to us	$40,941	$32,511

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

The following table sets forth the transactions with related parties for the periods indicated:

	Three Months Ended
	March 31,
	2012	2011
	(Thousands of dollars)
Revenues	$75,705	$96,793

Expenses
Cost of sales and fuel	$9,275	$10,731
Administrative and general expenses	56,361	56,295
Total expenses	$65,636	$67,026

ONEOK Partners GP made additional general partner contributions to us of $19.1 million during the three months ended March 31, 2012, to maintain its 2-percent general partner interest in connection with the issuance of common units.  See Note F for additional information about cash distributions paid to ONEOK for its general partner and limited partner interests.

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

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three months ended March 31, 2012 and 2011.

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

Pipeline Safety - We are subject to Pipeline and Hazardous Materials Safety Administration regulations, including integrity- management regulations.  The Pipeline Safety Improvement Act of 2002 requires pipeline companies operating high-pressure pipelines to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated high-consequence areas.  In January 2012, The Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 was signed into law.  The new law increased the maximum penalties for violating federal pipeline safety regulations and directs the DOT and Secretary of Transportation to conduct further review or studies on issues that may or may not be material to us.  These issues include but are not limited to:

•	an evaluation of whether hazardous natural gas liquid and natural gas pipeline integrity management requirements should be expanded beyond current high consequence areas;
•	a review of all natural gas and hazardous natural gas liquid gathering pipeline exemptions;
•	a verification of records for pipelines in class 3 and 4 locations and high-consequence areas to confirm maximum allowable operating pressures; and
•	a requirement to test pipelines previously untested in high-consequence areas operating above 30 percent yield strength.

The potential capital and operating expenditures related to this legislation, the associated regulations or other new pipeline safety regulations are unknown.

Financial Markets Legislation - The Dodd-Frank Act represents a far-reaching overhaul of the framework for regulation of United States financial markets.  Various regulatory agencies, including the SEC and the CFTC, have proposed regulations for implementation of many of the provisions of the Dodd-Frank Act.  Although the CFTC has issued final regulations for certain provisions of the Dodd-Frank Act, many remain outstanding, including critical definitions.  In December 2011, the CFTC issued an order that further defers the effective date of the provisions of the Dodd-Frank Act that require a rulemaking, such as definitions of certain terms, until the earlier of the effective date of the final rule defining the reference terms or July 16, 2012.  Until the remaining final regulations are established, we are unable to ascertain how we may be affected by them.  Based on our assessment of the regulations issued to date and those proposed, we expect to be able to continue to participate in financial markets for hedging certain risks inherent in our business, including commodity and interest-rate risks; however, the capital requirements and costs of hedging may increase as a result of the legislation.  We also may incur additional costs associated with our compliance with the new regulations and anticipated additional record keeping, reporting and disclosure obligations; however, we do not believe the costs will be material.  These requirements could affect adversely market liquidity and pricing of derivative contracts making it more difficult to execute our risk-management strategies in the future.  Also, the anticipated increased costs of compliance by dealers and counterparties likely will be passed on to customers, which could decrease the benefits of hedging to us and could reduce our profitability and liquidity.

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

Accounting Policies - The accounting policies of the segments are described in Note A of the Notes to Consolidated Financial Statements in our Annual Report.  Intersegment and affiliate sales are recorded on the same basis as sales to unaffiliated customers.  Net margin is comprised of total revenues less cost of sales and fuel.  Cost of sales and fuel includes commodity purchases, fuel and transportation costs.

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

For the three months ended March 31, 2012 and 2011, our Natural Gas Liquids segment had one customer from which we received 10 percent and 12 percent, respectively, of our consolidated revenues.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended March 31, 2012	Natural Gas Gathering and Processing	Natural Gas Pipelines (a)	Natural Gas Liquids (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$98,695	$52,742	$2,366,946	$-	$2,518,383
Sales to affiliated customers	52,684	23,021	-	-	75,705
Intersegment revenues	215,400	847	15,984	(232,231)	-
Total revenues	$366,779	$76,610	$2,382,930	$(232,231)	$2,594,088

Net margin	$108,327	$70,603	$243,753	$(1,593)	$421,090
Operating costs	40,262	26,175	51,947	(2,514)	115,870
Depreciation and amortization	20,516	11,413	17,327	-	49,256
Gain on sale of assets	26	-	31	-	57
Operating income	$47,575	$33,015	$174,510	$921	$256,021

Equity earnings from investments	$8,488	$20,386	$5,746	$-	$34,620
Investments in unconsolidated affiliates	$327,393	$418,788	$473,454	$-	$1,219,635
Total assets	$2,550,181	$1,875,683	$4,630,222	$751,103	$9,807,189
Noncontrolling interests in consolidated subsidiaries	$-	$5,047	$-	$(59)	$4,988
Capital expenditures	$124,873	$3,226	$152,614	$80	$280,793
(a) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $60.6 million, net margin of $55.0 million and operating income of $23.1 million.

(b) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $110.6 million, of which $92.1 million related to sales within the segment, net margin of $67.9 million and operating income of $41.5 million.

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

L.              SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

We have no significant assets or operations other than our investment in our wholly owned subsidiary, the Intermediate Partnership.  The Intermediate Partnership holds all our partnership interests and equity in our subsidiaries, as well as a 50-percent interest in Northern Border Pipeline Company.  Our Intermediate Partnership guarantees our senior notes.  The Intermediate Partnership’s guarantee is full and unconditional, subject to certain customary automatic release provisions.

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

Condensed Consolidating Statements of Income
	Three Months Ended March 31, 2012
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)

Revenues	$-	$-	$2,594.1	$-	$2,594.1
Cost of sales and fuel	-	-	2,173.0	-	2,173.0
Net margin	-	-	421.1	-	421.1
Operating expenses
Operations and maintenance	-	-	100.4	-	100.4
Depreciation and amortization	-	-	49.3	-	49.3
General taxes	-	-	15.5	-	15.5
Total operating expenses	-	-	165.2	-	165.2
Gain on sale of assets	-	-	0.1	-	0.1
Operating income	-	-	256.0	-	256.0
Equity earnings from investments	238.8	238.8	14.4	(457.4)	34.6
Allowance for equity funds used during
construction	-	-	1.0	-	1.0
Other income (expense), net	51.5	51.5	4.2	(103.0)	4.2
Interest expense	(51.5)	(51.5)	(53.2)	103.0	(53.2)
Income before income taxes	238.8	238.8	222.4	(457.4)	242.6
Income taxes	-	-	(3.6)	-	(3.6)
Net income	238.8	238.8	218.8	(457.4)	239.0
Less: Net income attributable to
noncontrolling interests	-	-	0.2	-	0.2
Net income attributable to ONEOK
Partners, L.P.	$238.8	$238.8	$218.6	$(457.4)	$238.8

	Three Months Ended March 31, 2011
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)

Revenues	$-	$-	$2,499.6	$-	$2,499.6
Cost of sales and fuel	-	-	2,170.0	-	2,170.0
Net margin	-	-	329.6	-	329.6
Operating expenses
Operations and maintenance	-	-	95.1	-	95.1
Depreciation and amortization	-	-	42.8	-	42.8
General taxes	-	-	13.6	-	13.6
Total operating expenses	-	-	151.5	-	151.5
Loss on sale of assets	-	-	(0.5)	-	(0.5)
Operating income	-	-	177.6	-	177.6
Equity earnings from investments	150.9	150.9	11.2	(280.9)	32.1
Allowance for equity funds used during
construction	-	-	0.5	-	0.5
Other income (expense), net	55.3	55.3	1.7	(110.6)	1.7
Interest expense	(55.3)	(55.3)	(57.3)	110.6	(57.3)
Income before income taxes	150.9	150.9	133.7	(280.9)	154.6
Income taxes	-	-	(3.6)	-	(3.6)
Net income	150.9	150.9	130.1	(280.9)	151.0
Less: Net income attributable to
noncontrolling interests	-	-	0.1	-	0.1
Net income attributable to ONEOK
Partners, L.P.	$150.9	$150.9	$130.0	$(280.9)	$150.9

Condensed Consolidating Statements of Comprehensive Income
	Three Months Ended March 31, 2012
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)

Net income	$238.8	$238.8	$218.8	$(457.4)	$239.0
Other comprehensive income (loss)
Unrealized gains on derivatives	30.0	16.0	16.0	(32.0)	30.0
Less: Realized gains (losses) on derivatives
recognized in net income	6.6	6.6	6.6	(13.2)	6.6
Total other comprehensive income	23.4	9.4	9.4	(18.8)	23.4
Comprehensive income	262.2	248.2	228.2	(476.2)	262.4
Less: Comprehensive income attributable to
noncontrolling interests	-	-	0.1	-	0.1
Comprehensive income attributable to
ONEOK Partners, L.P.	$262.2	$248.2	$228.1	$(476.2)	$262.3

	Three Months Ended March 31, 2011
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)

Net income	$150.9	$150.9	$130.1	$(280.9)	$151.0
Other comprehensive income (loss)
Unrealized losses on derivatives	(25.7)	(25.7)	(25.7)	51.4	(25.7)
Less: Realized gains (losses) on derivatives
recognized in net income	1.3	1.5	1.5	(3.0)	1.3
Total other comprehensive income (loss)	(27.0)	(27.2)	(27.2)	54.4	(27.0)
Comprehensive income	123.9	123.7	102.9	(226.5)	124.0
Less: Comprehensive income attributable to
noncontrolling interests	-	-	0.1	-	0.1
Comprehensive income attributable to
ONEOK Partners, L.P.	$123.9	$123.7	$102.8	$(226.5)	$123.9

Condensed Consolidating Balance Sheets
	March 31, 2012
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$-	$746.7	$-	$-	$746.7
Accounts receivable, net	-	-	836.6	-	836.6
Affiliate receivables	-	-	7.8	-	7.8
Gas and natural gas liquids in storage	-	-	110.6	-	110.6
Commodity imbalances	-	-	164.5	-	164.5
Other current assets	-	-	95.8	-	95.8
Total current assets	-	746.7	1,215.3	-	1,962.0

Property, plant and equipment
Property, plant and equipment	-	-	7,221.1	-	7,221.1
Accumulated depreciation and amortization	-	-	1,305.5	-	1,305.5
Net property, plant and equipment	-	-	5,915.6	-	5,915.6

Investments and other assets
Investments in unconsolidated affiliates	4,478.2	4,129.8	808.7	(8,197.1)	1,219.6
Intercompany notes receivable	3,907.1	3,508.8	-	(7,415.9)	-
Goodwill and intangible assets	-	-	651.6	-	651.6
Other assets	23.9	-	34.5	-	58.4
Total investments and other assets	8,409.2	7,638.6	1,494.8	(15,613.0)	1,929.6
Total assets	$8,409.2	$8,385.3	$8,625.7	$(15,613.0)	$9,807.2

Liabilities and partners' equity
Current liabilities
Current maturities of long-term debt	$350.0	$-	$11.1	$-	$361.1
Accounts payable	-	-	921.2	-	921.2
Affiliate payables	-	-	23.6	-	23.6
Commodity imbalances	-	-	200.7	-	200.7
Other current liabilities	140.2	-	64.4	-	204.6
Total current liabilities	490.2	-	1,221.0	-	1,711.2

Intercompany debt	-	3,907.1	3,508.8	(7,415.9)	-

Long-term debt, excluding current maturities	3,440.8	-	71.9	-	3,512.7

Deferred credits and other liabilities	-	-	100.1	-	100.1

Commitments and contingencies

Equity
Equity excluding noncontrolling interests in
consolidated subsidiaries	4,478.2	4,478.2	3,718.9	(8,197.1)	4,478.2
Noncontrolling interests in consolidated
subsidiaries	-	-	5.0	-	5.0
Total equity	4,478.2	4,478.2	3,723.9	(8,197.1)	4,483.2
Total liabilities and equity	$8,409.2	$8,385.3	$8,625.7	$(15,613.0)	$9,807.2

	December 31, 2011

(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$-	$35.1	$-	$-	$35.1
Accounts receivable, net	-	-	922.2	-	922.2
Affiliate receivables	-	-	4.1	-	4.1
Gas and natural gas liquids in storage	-	-	202.2	-	202.2
Commodity imbalances	-	-	62.9	-	62.9
Other current assets	-	-	79.4	-	79.4
Total current assets	-	35.1	1,270.8	-	1,305.9

Property, plant and equipment
Property, plant and equipment	-	-	6,963.7	-	6,963.7
Accumulated depreciation and amortization	-	-	1,259.7	-	1,259.7
Net property, plant and equipment	-	-	5,704.0	-	5,704.0

Investments and other assets
Investments in unconsolidated affiliates	3,441.4	4,080.7	807.6	(7,106.3)	1,223.4
Intercompany notes receivable	3,913.9	3,239.5	-	(7,153.4)	-
Goodwill and intangible assets	-	-	653.5	-	653.5
Other assets	24.7	-	35.2	-	59.9
Total investments and other assets	7,380.0	7,320.2	1,496.3	(14,259.7)	1,936.8
Total assets	$7,380.0	$7,355.3	$8,471.1	$(14,259.7)	$8,946.7

Liabilities and partners' equity
Current liabilities
Current maturities of long-term debt	$350.0	$-	$11.1	$-	$361.1
Accounts payable	-	-	1,049.3	-	1,049.3
Affiliate payables	-	-	41.1	-	41.1
Commodity imbalances	-	-	202.5	-	202.5
Other current liabilities	147.9	-	86.7	-	234.6
Total current liabilities	497.9	-	1,390.7	-	1,888.6

Intercompany debt	-	3,913.9	3,239.5	(7,153.4)	-

Long-term debt, excluding current maturities	3,440.7	-	74.9	-	3,515.6

Deferred credits and other liabilities	-	-	96.0	-	96.0

Commitments and contingencies

Equity
Equity excluding noncontrolling interests in
consolidated subsidiaries	3,441.4	3,441.4	3,664.9	(7,106.3)	3,441.4
Noncontrolling interests in consolidated
subsidiaries	-	-	5.1	-	5.1
Total equity	3,441.4	3,441.4	3,670.0	(7,106.3)	3,446.5
Total liabilities and equity	$7,380.0	$7,355.3	$8,471.1	$(14,259.7)	$8,946.7

Condensed Consolidating Statements of Cash Flows
	Three Months Ended March 31, 2012
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Operating Activities
Cash provided by operating activities	$-	$20.2	$199.0	$-	$219.2

Investing Activities
Capital expenditures (less allowance for equity funds
used during construction)	-	-	(280.8)	-	(280.8)
Contributions to unconsolidated affiliates	-	-	(2.6)	-	(2.6)
Distributions received from unconsolidated affiliates	-	4.1	-	-	4.1
Proceeds from sale of assets	-	-	0.4	-	0.4
Cash provided by (used) in investing activities	-	4.1	(283.0)	-	(278.9)

Financing Activities
Cash distributions:
General and limited partners	(164.1)	(164.1)	(164.1)	328.2	(164.1)
Noncontrolling interests	-	-	(0.2)	-	(0.2)
Intercompany distributions received	164.1	164.1	-	(328.2)	-
Intercompany borrowings (advances), net	(938.6)	687.3	251.3	-	-
Repayment of long-term debt	-	-	(3.0)	-	(3.0)
Issuance of common units, net of discounts	919.5	-	-	-	919.5
Contribution from general partner	19.1	-	-	-	19.1
Cash provided by financing activities	-	687.3	84.0	-	771.3
Change in cash and cash equivalents	-	711.6	-	-	711.6
Cash and cash equivalents at beginning of period	-	35.1	-	-	35.1
Cash and cash equivalents at end of period	$-	$746.7	$-	$-	$746.7

Three Months Ended March 31, 2011
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Operating Activities
Cash provided by operating activities	$-	$20.9	$256.6	$-	$277.5

Investing Activities
Capital expenditures (less allowance for equity funds
used during construction)	-	-	(144.8)	-	(144.8)
Contributions to unconsolidated affiliates	-	-	(0.2)	-	(0.2)
Distributions received from unconsolidated affiliates	-	4.9	-	-	4.9
Proceeds from sale of assets	-	-	0.5	-	0.5
Cash provided by (used in) investing activities	-	4.9	(144.5)	-	(139.6)

Financing Activities
Cash distributions:
General and limited partners	(147.8)	(147.8)	(147.8)	295.6	(147.8)
Noncontrolling interests	-	-	(0.2)	-	(0.2)
Intercompany distributions received	147.8	147.8	-	(295.6)	-
Repayment of notes payable, net	(429.9)	-	-	-	(429.9)
Intercompany borrowings (advances), net	(629.6)	590.7	38.9	-	-
Issuance of long-term debt, net of discounts	1,295.5	-	-	-	1,295.5
Long-term debt financing costs	(11.0)	-	-	-	(11.0)
Repayment of long-term debt	(225.0)	-	(3.0)	-	(228.0)
Cash provided by (used in) financing activities	-	590.7	(112.1)	-	478.6
Change in cash and cash equivalents	-	616.5	-	-	616.5
Cash and cash equivalents at beginning of period	-	0.9	-	-	0.9
Cash and cash equivalents at end of period	$-	$617.4	$-	$-	$617.4

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to Consolidated Financial Statements in this Quarterly Report, as well as our Annual Report.

In July 2011, we completed a two-for-one split of our common and Class B units and our Partnership Agreement was amended to adjust the formula for distributing available cash among our general partner and limited partners to reflect the unit split.  As a result, we have adjusted all unit and per-unit amounts contained herein to be presented on a post-split basis.

RECENT DEVELOPMENTS

Growth Projects - Oil and gas producers continue to drill aggressively in crude oil and NGL-rich plays, and related development activities continue to progress in many regions of our operations.  We expect continued development of the oil and natural gas reserves in the Bakken Shale and Three Forks formations in the Williston Basin and in the Cana-Woodford Shale, Granite Wash and Mississippian Lime areas in the Mid-Continent region.  Increasing crude oil, natural gas and NGL production resulting from these activities and higher petrochemical industry demand for NGL products have required additional capital investments to expand our infrastructure to bring these commodities from supply basins to market.  In response to this increased production and demand for NGL products, we are investing approximately $4.7 billion to $5.6 billion in new capital projects to meet the needs of oil and natural gas producers in the Bakken Shale, the Cana-Woodford Shale and the Granite Wash and Mississippian Lime areas, and for additional NGL infrastructure in the Rockies, Mid-Continent and Gulf Coast regions that will enhance our distribution of NGL products to meet the increasing petrochemical industry and NGL export demand.  The execution of these capital investments aligns with our focus to grow fee-based earnings.  Our supply commitments from producers and natural gas processors associated with our growth projects are expected to provide incremental and long-term fee-based earnings and cash flows.

Bakken Crude Express Pipeline - In April 2012, we announced plans to invest $1.5 billion to $1.8 billion to build a 1,300-mile crude-oil pipeline, the Bakken Crude Express Pipeline, with the capacity to transport 200 MBbl/d.  The Bakken Crude Express Pipeline will transport light-sweet crude oil primarily from the Bakken Shale and Three Forks in the Williston Basin in North Dakota to the Cushing, Oklahoma, market hub.

We are the largest independent gatherer and processor of natural gas in the Williston Basin and currently are constructing a natural gas liquids pipeline to provide needed transportation capacity for the growing NGL production in the area.  The development of the Bakken Crude Express Pipeline is a natural extension to the suite of midstream services we currently provide to producers in the Williston Basin and is expected to generate additional fee-based earnings.  Additional crude-oil infrastructure is needed due to the continued crude-oil production growth that is expected to saturate the area’s current truck and railcar transportation capacity.  Our proposed pipeline will provide producers with efficient and reliable transportation capacity directly to one of the largest market-hubs in the U.S. and will enable them to maintain the quality of the light-sweet crude oil during transportation.

Based on supply commitments received prior to construction, the capacity of this pipeline can be increased.  The proposed pipeline route is expected to parallel more than 80 percent of our existing and planned natural gas liquids pipelines.  Supply commitments for the proposed pipeline are in various stages of negotiation with many of the same producers and natural gas processors that we serve currently.  Following receipt of all necessary permits and compliance with customary regulatory requirements, construction is expected to begin in late 2013 or early 2014 and be completed by early 2015.

See discussion of our other growth projects in the “Financial Results and Operating Information” section in our Natural Gas Gathering and Processing and Natural Gas Liquids segments.

Equity Issuance - In March 2012, we issued 16,000,000 common units through a public offering and a private placement to ONEOK generating net proceeds of approximately $919.6 million.  In conjunction with the issuances, ONEOK contributed $19.1 million in order to maintain its 2-percent general partner interest in us.  The proceeds from the offerings were used to repay $295.0 million of borrowings under our commercial paper program, to repay at maturity our $350 million, 5.9-percent senior notes due April 2012 and for other general partnership purposes, including capital expenditures.  As a result of these transactions, ONEOK’s aggregate ownership interest increased to 43.4 percent from 42.8 percent.

Cash Distributions - In April 2012, our general partner declared a cash distribution of $0.635 per unit ($2.54 per unit on an annualized basis) for the first quarter of 2012, an increase of approximately 2.5 cents from the previous quarter, which will be paid on May 15, 2012, to unitholders of record as of the close of business on April 30, 2012.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

The following table sets forth certain selected consolidated financial results for the periods indicated:

	Three Months Ended		Variances
	March 31,		2012 vs. 2011
Financial Results	2012	2011	Increase (Decrease)
	(Millions of dollars)
Revenues	$2,594.1	$2,499.6	$94.5	4%
Cost of sales and fuel	2,173.0	2,170.1	2.9	0%
Net margin	421.1	329.5	91.6	28%
Operating costs	115.9	108.7	7.2	7%
Depreciation and amortization	49.3	42.7	6.6	15%
Gain (loss) on sale of assets	0.1	(0.5)	0.6	*
Operating income	$256.0	$177.6	$78.4	44%

Capital expenditures	$280.8	$144.8	$136.0	94%
* Percentage change is greater than 100 percent.

Revenues increased for the three months ended March 31, 2012, compared with the same period last year, due to higher NGL sales volume from our completed capital projects and more favorable NGL price differentials, offset partially by lower natural gas and NGL product prices.

Operating income increased approximately 44 percent for the three months ended March 31, 2012, compared with the same period last year.  The increase in operating income reflects higher net margin in our Natural Gas Liquids and Natural Gas Gathering and Processing segments.

Our Natural Gas Liquids segment benefited from more favorable NGL price differentials, as well as additional NGL fractionation and transportation capacity available for optimization activities between the Mid-Continent and Gulf-Coast markets.  Our Natural Gas Liquids segment also realized higher margins due primarily to higher NGL gathering and fractionation volumes and contract renegotiations at higher fees with our customers.

Our Natural Gas Gathering and Processing segment benefited from higher natural gas volumes gathered and processed and commodities sold, offset partially by higher third-party processing costs in the Bakken Shale and lower natural gas and NGL product prices.

Our Natural Gas Pipelines segment realized lower transportation margins due to lower realized prices on our retained fuel position.

Operating costs increased for the three months ended March 31, 2012, compared with the same period last year, due primarily to our expanding operations from our completed growth projects.

Capital expenditures increased for the three months ended March 31, 2012, compared with the same period last year, due primarily to the growth projects in our Natural Gas Gathering and Processing and Natural Gas Liquids segments.

Additional information regarding our financial results and operating information is provided in the following discussion for each of our segments.

Natural Gas Gathering and Processing

Overview - Our Natural Gas Gathering and Processing segment’s operations provide nondiscretionary services to producers that include gathering and processing of natural gas produced from crude oil and natural gas wells.  We gather and process natural gas in the Mid-Continent region, which includes the NGL-rich Cana-Woodford Shale and Granite Wash formations, the Mississippian Lime formation of Oklahoma and Kansas; and the Hugoton and Central Kansas Uplift Basins of Kansas.  We also gather and/or process natural gas in two producing basins in the Rocky Mountain region:  the Williston Basin, which spans portions of Montana and North Dakota and includes the oil-producing, NGL-rich Bakken Shale and Three Forks formations; and the Powder River Basin of Wyoming.  The natural gas we gather in the Powder River Basin of Wyoming is coal-bed methane, or dry natural gas that does not require processing or NGL extraction in order to be marketable; dry natural gas is gathered, compressed and delivered into a downstream pipeline or marketed for a fee.

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

Revenues for this segment are derived primarily from POP and fee-based contracts.  Under a POP contract, we retain a portion of sales proceeds from the commodity sales for our services.  With a fee-based contract, we charge a fee for our services.  Keep-whole contracts, which represent less than 5 percent of our contracted volumes, allow us to retain the NGLs as our fee for service and return to the producer an equivalent quantity of or payment for residue gas containing the same amount of Btus as the unprocessed natural gas that was delivered to us.  Our natural gas and NGL products are sold to affiliates and also to a diverse customer base.

We expect that our capital projects will provide additional revenues from POP and fee-based contracts when completed.  We use derivative instruments to mitigate our sensitivity to fluctuations in the natural gas, crude oil and NGL prices received for our share of volumes.

Growth Projects - Our Natural Gas Gathering and Processing segment is investing approximately $1.4 billion to $1.6 billion in growth projects in the Williston Basin and Cana-Woodford Shale areas that will enable us to meet the rapidly growing needs of crude oil and natural gas producers in those areas.

Williston Basin Processing Plants and related projects - Our projects in this basin include three 100 MMcf/d natural gas processing facilities:  the Garden Creek plant in eastern McKenzie County, North Dakota, and the Stateline I and II plants in western Williams County, North Dakota.  We have multi-year supply commitments and acreage dedications for all the capacity of the Garden Creek, Stateline I and Stateline II plants.  In addition, we are expanding and upgrading our existing gathering and compression infrastructure and adding new well connections associated with these plants.  The Garden Creek plant, which was placed in service in December 2011, and related infrastructure projects are expected to cost approximately $360 million, excluding AFUDC.  The Stateline I plant, which is expected to be in service by the third quarter of 2012, and related infrastructure projects are expected to cost approximately $300 million to $355 million, excluding AFUDC.  The Stateline II plant, which is expected to be in service during the first half of 2013, and related infrastructure projects are expected to cost approximately $260 million to $305 million, excluding AFUDC.

In April 2012, we announced plans to invest $140 million to $160 million to construct a 270-mile natural gas gathering system and related infrastructure in Divide County, North Dakota.  The new system will gather and deliver natural gas from producers in the Bakken Shale in the Williston Basin to our Stateline II natural gas processing facility in western Williams County, North Dakota.  We have secured long-term supply commitments from producers structured with POP and fee-based components.  This project is expected to be completed in the second half of 2013.

Horizontal wells drilled in the Williston Basin are justified primarily by crude-oil economics, which are currently very favorable.  We expect our commodity price exposure to increase, particularly to NGLs and natural gas, as our equity volumes increase under our POP contracts with our customers in the Williston Basin.

Cana-Woodford Shale projects - In April 2012, we announced plans to invest approximately $340 million to $360 million to construct a new 200 MMcf/d natural gas processing facility and related infrastructure in the Cana-Woodford Shale in Canadian County, Oklahoma, and in close proximity to our existing natural gas and natural gas liquids pipelines.  The additional natural gas processing infrastructure is necessary to accommodate increased production of NGL-rich natural gas in the Cana-Woodford Shale where we have substantial acreage dedications from active producers.  The new Canadian Valley plant will cost approximately $190 million, excluding AFUDC, and is expected to be in service in the first quarter 2014.  The related additional infrastructure will cost approximately $160 million, excluding AFUDC, which we expect will increase our capacity to gather and process natural gas to approximately 390 MMcf/d in the Cana-Woodford Shale.

In both the Williston Basin and Cana Woodford Shale project areas, nearly all of the new gas production is from horizontally drilled and completed wells.  These wells tend to produce at higher initial volumes; however, they generally have higher initial decline rates than conventional vertical wells, but the declines flatten out.  These wells are expected to have long-lasting reserves.  The routine growth capital needed to connect to new wells and expand our infrastructure is expected to increase compared with our previous experience.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in “Liquidity and Capital Resources.”

Selected Financial Results - The following table sets forth certain selected financial results for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Variances
	March 31,		2012 vs. 2011
Financial Results	2012	2011	Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$238.7	$205.2	$33.5	16%
Residue gas sales	86.0	100.3	(14.3)	(14%)
Gathering, compression, dehydration and processing fees and other revenue	42.1	35.1	7.0	20%
Cost of sales and fuel	258.5	246.9	11.6	5%
Net margin	108.3	93.7	14.6	16%
Operating costs	40.2	38.1	2.1	6%
Depreciation and amortization	20.5	16.2	4.3	27%
Operating income	$47.6	$39.4	$8.2	21%

Equity earnings from investments	$8.5	$6.2	$2.3	37%
Capital expenditures	$124.9	$109.5	$15.4	14%

Net margin increased for the three months ended March 31, 2012, compared with the same period last year, primarily as a result of the following:

•
an increase of $26.5 million due to higher natural gas volumes gathered, processed and commodities sold from our new Garden Creek plant and increased drilling activity in the Williston Basin and western Oklahoma;

•	a decrease of $5.3 million due to increased third-party processing costs in the Williston Basin;
•	a decrease of $5.2 million due to lower natural gas and NGL product prices; particularly ethane and propane, offset partially by higher condensate prices; and
•	a decrease of $1.0 million due to lower natural gas volumes gathered as a result of continued production declines and reduced drilling activity by producers in the Powder River Basin.

Operating costs increased for the three months ended March 31, 2012, compared with the same period last year, due to higher ad valorem taxes and employee-related costs associated with the growth of our operations, including the completion of the Garden Creek plant.

Depreciation and amortization increased for the three months ended March 31, 2012, compared with the same period last year, due to the completion of the our Garden Creek plant, well connections and infrastructure projects supporting our volume growth in the Williston Basin.

Capital expenditures increased for the three months ended March 31, 2012, compared with the same period last year, due primarily to our growth projects discussed above and increased costs for incremental well connections primarily in the Williston Basin.  Increased construction costs related to our Stateline I and II plants were partially offset by decreased capital spending related to the Garden Creek plant placed in service in December 2011.  During the first quarter of 2012, we connected approximately 240 new wells to our systems, compared with approximately 120 in the same period last year.  We expect to connect more than 800 wells in 2012.

Selected Operating Information - The following tables set forth selected operating information for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended
	March 31,
Operating Information (a)	2012	2011
Natural gas gathered (BBtu/d)	1,045	992
Natural gas processed (BBtu/d) (b)	769	641
NGL sales (MBbl/d)	53	44
Residue gas sales (BBtu/d)	357	274
Realized composite NGL net sales price ($/gallon) (c)	$1.09	$1.09
Realized condensate net sales price ($/Bbl) (c)	$89.89	$76.25
Realized residue gas net sales price ($/MMBtu) (c)	$3.71	$6.06
Realized gross processing spread ($/MMBtu) (c)	$8.59	$8.33
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes processed at company-owned and third-party facilities.
(c) - Presented net of the impact of hedging activities and includes equity volumes only.

Natural gas gathered increased for the three months ended March 31, 2012, compared with the same period last year, due to increased drilling activity in the Williston Basin and western Oklahoma, completion of additional gathering lines and compression to support our new Garden Creek plant that was placed in service in December 2011 and the impact of weather-related outages in the first quarter of 2011, offset partially by continued production declines and reduced drilling activity in the Powder River Basin in Wyoming.

Natural gas processed, NGL sales and residue gas sales increased for the three months ended March 31, 2012, compared with the same period last year, due to an increase in drilling activity in the Williston Basin and western Oklahoma, placing our new Garden Creek plant in service in December 2011 and the impact of weather-related outages in the first quarter of 2011.

The realized composite NGL net sales prices were unchanged for the first quarter of 2012, compared with the same period last year, due to the impact of hedging, while individual NGL component prices, particularly ethane and propane, declined compared with the same period last year.

	Three Months Ended
	March 31,
Operating Information (a)	2012	2011
Percent of proceeds
NGL sales (Bbl/d)	7,275	5,759
Residue gas sales (MMBtu/d)	59,405	41,207
Condensate sales (Bbl/d)	2,544	1,953
Percentage of total net margin	62%	58%
Fee-based
Wellhead volumes (MMBtu/d)	1,044,641	991,778
Average rate ($/MMBtu)	$0.36	$0.33
Percentage of total net margin	31%	33%
Keep-whole
NGL shrink (MMBtu/d) (b)	7,353	11,971
Plant fuel (MMBtu/d) (b)	864	1,347
Condensate shrink (MMBtu/d) (b)	1,297	1,336
Condensate sales (Bbl/d)	262	270
Percentage of total net margin	7%	9%
(a) - Includes volumes for consolidated entities only.
(b) - Refers to the Btus that are removed from natural gas through processing.

Commodity Price Risk - The following tables set forth our Natural Gas Gathering and Processing segment’s hedging information for the periods indicated as of March 31, 2012:

	Nine Months Ending December 31, 2012
	Volumes Hedged	(a)	Average Price		Percentage Hedged
NGLs (Bbl/d)	9,094		$1.24	/ gallon	71%
Condensate (Bbl/d)	1,753		$2.43	/ gallon	73%
Total (Bbl/d)	10,847		$1.43	/ gallon	72%
Natural gas (MMBtu/d)	48,145		$4.12	/ MMBtu	78%
(a) - Hedged with fixed-price swaps.

	Year Ending December 31, 2013
	Volumes Hedged	(a)	Average Price		Percentage Hedged
NGLs (Bbl/d)	367		$2.55	/ gallon	2%
Condensate (Bbl/d)	1,275		$2.53	/ gallon	47%
Total (Bbl/d)	1,642		$2.54	/ gallon	7%
Natural gas (MMBtu/d)	50,137		$3.85	/ MMBtu	80%
(a) - Hedged with fixed-price swaps.

We expect our commodity price sensitivity to increase in the future as volumes increase under POP contracts with our customers.  Our Natural Gas Gathering and Processing segment’s commodity price sensitivity is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at March 31, 2012, excluding the effects of hedging and assuming normal operating conditions.  Our condensate sales are based on the price of crude oil.  We estimate the following:

•	a $0.01 per gallon change in the composite price of NGLs would change annual net margin by approximately $2.1 million;
•	a $1.00 per barrel change in the price of crude oil would change annual net margin by approximately $1.2 million; and
•	a $0.10 per MMBtu change in the price of natural gas would change annual net margin by approximately $2.2 million.

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

Our transportation contracts for our regulated natural gas activities are based upon rates stated in our tariffs.  Tariffs specify the maximum rates that customers can be charged, which can be discounted to meet competition if necessary, and the general terms and conditions for pipeline transportation service, which are established at FERC or appropriate state jurisdictional agency proceedings known as rate cases.  In Texas and Kansas, natural gas storage service is a fee business that may be regulated by the state in which the facility operates and by the FERC for certain types of services.  In Oklahoma, natural gas gathering and natural gas storage operations are also a fee business but are not subject to rate regulation and have market-based rate authority from the FERC for certain types of services.

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Variances
	March 31,		2012 vs. 2011
Financial Results	2012	2011	Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$56.8	$62.5	$(5.7)	(9%)
Storage revenues	15.6	17.4	(1.8)	(10%)
Gas sales and other revenues	4.2	4.0	0.2	5%
Cost of sales	6.0	8.8	(2.8)	(32%)
Net margin	70.6	75.1	(4.5)	(6%)
Operating costs	26.2	27.0	(0.8)	(3%)
Depreciation and amortization	11.4	11.3	0.1	1%
Operating income	$33.0	$36.8	$(3.8)	(10%)

Equity earnings from investments	$20.4	$21.0	$(0.6)	(3%)
Capital expenditures	$3.2	$7.6	$(4.4)	(58%)

Net margin decreased for the three months ended March 31, 2012, compared with the same period last year, primarily as a result of the following:

•	a decrease of $3.0 million due to lower realized prices on our retained fuel position; and
•	a decrease of $1.3 million from lower natural gas storage margins primarily as a result of lower park-and-loan activity due to periods of lower heating and electric demand.

	Three Months Ended
	March 31,
Operating Information (a)	2012	2011
Natural gas transportation capacity contracted (MDth/d)	5,552	5,608
Transportation capacity subscribed	86%	87%
Average natural gas price
Mid-Continent region ($/MMBtu)	$2.37	$4.10
(a) - Includes volumes for consolidated entities only.

Natural gas transportation capacity contracted for the three months ended March 31, 2012, decreased compared with the same period last year due primarily to lower subscribed capacity on Midwestern Gas Transmission due to narrower natural gas price location differentials between the markets it serves.

Our pipelines primarily serve end-users, such as natural gas distribution companies and electric-generation companies, that require natural gas to operate their businesses regardless of location price differentials.  The development of shale gas and other resource plays has continued to increase available natural gas supply and has caused natural gas prices to decrease and location and seasonal price differentials to narrow.  As additional supply is being developed, we have begun to contract with producers for firm transportation capacity out of supply locations in western Oklahoma and Texas.  The firm capacity contracted with producers has helped offset the decrease in contracted capacity by certain customers that are focused on capturing location or seasonal price differentials on some of our pipelines, particularly Midwestern Gas Transmission.  The abundance of shale gas supply and new regulations on emissions from coal-fired electric-generation plants may also increase the demand for our services from electric-generation companies if they were to convert to a natural gas fuel source.  Overall, we expect our fee-based earnings to remain relatively stable in the future as the development of shale and other resource plays continue.

Natural Gas Liquids

Overview - Our natural gas liquids assets provide nondiscretionary services to producers that consist of facilities that gather, fractionate, distribute and treat NGLs and store NGL products primarily in Oklahoma, Kansas and Texas.  We own or have an ownership interest in FERC-regulated natural gas liquids gathering and distribution pipelines in Oklahoma, Kansas, Texas, Wyoming and Colorado, and terminal and storage facilities in Missouri, Nebraska, Iowa and Illinois.  We also own FERC-regulated natural gas liquids distribution and refined petroleum products pipelines in Kansas, Missouri, Nebraska, Iowa, Illinois and Indiana that connect our Mid-Continent assets with Midwest markets, including Chicago, Illinois.  The majority of the pipeline-connected natural gas processing plants in Oklahoma, Kansas and the Texas Panhandle, which extract NGLs from unprocessed natural gas, are connected to our gathering systems.  We own and operate truck and rail-loading and unloading facilities that interconnect with our fractionation and pipeline assets.  Through recent expansions to our rail facilities in Kansas, we began receiving raw NGLs transported by rail from the Williston Basin to our Kansas fractionationfacilities in early 2012.  We will continue to receive these Williston Basin NGLs through our rail-loading facilities until construction is completed on our Bakken NGL Pipeline, which is expected to be in service in the first half of 2013.

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

Revenues for our Natural Gas Liquids segment are derived primarily from fee-based services provided to our customers and physical optimization of our assets.  Our fee-based services have increased due primarily to new supply connections, expansion of existing connections and our previously completed capital projects, including the Overland Pass Pipeline and its associated lateral pipelines, expansion of our fractionation capacity and Arbuckle Pipeline.  Our sources of revenue are categorized as exchange services, optimization and marketing, pipeline transportation, isomerization and storage, which are defined as follows:

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

Growth Projects - Our growth strategy in the Natural Gas Liquids segment is focused around the oil and NGL-rich natural gas drilling activity in shale and other resource plays from the Rockies through the Mid-Continent region into Texas.  Increasing crude oil, natural gas and NGL production resulting from this activity and higher petrochemical industry demand for NGL products have required additional capital investments to expand our infrastructure to bring these commodities from supply basins to market.  Expansion of the petrochemical industry in the United States is expected to increase ethane demand significantly over the next five years, and international demand for propane is expected to impact the NGL market in the future.  Our Natural Gas Liquids segment is investing approximately $1.8 billion to $2.2 billion on NGL-related projects through 2014.  This investment will accommodate the transportation and fractionation of growing NGL supplies from the shale and other resource plays across our asset base and alleviate infrastructure constraints between the Mid-Continent and Texas Gulf Coast regions to meet the increasing petrochemical industry and NGL export demand in the Gulf Coast.  Over time, these growing fee-based NGL volumes will fill a portion of the capacity used to capture the NGL price differentials between the two market centers.  In addition, we believe the price differentials between the Mid-Continent and Gulf Coast market centers will narrow over the long term as new fractionators and pipelines, including our MB-2 fractionator and Sterling III pipeline, begin to alleviate constraints impacting NGL prices and the location price differential between the two market centers.

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

MB-2 fractionator - We are constructing a new 75-MBbl/d fractionator, MB-2, near our storage facility in Mont Belvieu, Texas.  The Texas Commission on Environmental Quality (TCEQ) approved our permit application to build this fractionator.  Construction of the MB-2 fractionator began in June 2011 and is expected to be completed in mid-2013.  The cost of the MB-2 fractionator is estimated to be $300 million to $390 million, excluding AFUDC.  We have multi-year supply commitments from producers and natural gas processors for all of the fractionator’s capacity.  The fractionator can be expanded to 125 MBbl/d to accommodate additional NGL volumes from the Arbuckle Pipeline and the Sterling I, II and III pipelines.

Bakken NGL Pipeline and related projects - We plan to build a 525- to 615-mile natural gas liquids pipeline, the Bakken NGL Pipeline, to transport unfractionated NGLs from the Williston Basin to the Overland Pass Pipeline.  The Bakken NGL Pipeline initially will have the capacity to transport up to 60 MBbl/d of unfractionated NGL production and can be expanded to 110 MBbl/d with additional pump stations.  The unfractionated NGLs then will be delivered to our existing natural gas liquids fractionation and distribution infrastructure in the Mid-Continent.  Project costs for the new pipeline are estimated to be $450 million to $550 million, excluding AFUDC.  NGL supply commitments for the Bakken NGL Pipeline will be anchored by NGL production from the Partnership’s natural gas processing plants in the Williston Basin.  Following receipt of all necessary permits, construction of the 12-inch diameter pipeline is expected to begin in the second quarter of 2012 and be in service during the first half of 2013.

The unfractionated NGLs from the Bakken NGL Pipeline and other supply sources under development in the Rockies will require installing additional pump stations and expanding existing pump stations on the Overland Pass Pipeline in which we own a 50-percent equity interest.  These additions and expansions will increase the capacity of the Overland Pass Pipeline to 255 MBbl/d.  Our anticipated share of the costs for this project is estimated to be $35 million to $40 million, excluding AFUDC.

Bushton Fractionator Expansion - To accommodate the additional volume from the Bakken NGL Pipeline, we are investing $110 million to $140 million, excluding AFUDC, to expand and upgrade our existing fractionation capacity at Bushton, Kansas, increasing our capacity to 210 MBbl/d from 150 MBbl/d.  This project is expected to be in service during the fourth quarter of 2012.

Cana-Woodford Shale and Granite Wash projects - We have constructed approximately 230 miles of natural gas liquids pipelines that have expanded our existing Mid-Continent natural gas liquids gathering system in the Cana-Woodford Shale and Granite Wash areas.  These pipelines have expanded our capacity to transport unfractionated NGLs from these Mid-Continent supply areas to fractionation facilities in Oklahoma and Texas and distribute NGL products to the Mid-Continent, Gulf Coast and upper Midwest market centers.  The pipelines are connected to three new third-party natural gas processing facilities and to three existing third-party natural gas processing facilities that have been expanded.  Additionally, we have installed additional pump stations on our Arbuckle Pipeline to increase its capacity to 240 MBbl/d.  These projects are expected to add, through multi-year supply contracts, approximately 75 to 80 MBbl/d of unfractionated NGLs, to our existing natural gas liquids gathering systems.  These projects were placed in service in April 2012 and cost approximately $210 million to $230 million, excluding AFUDC.

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

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Variances
	March 31,		2012 vs. 2011
Financial Results	2012	2011	Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$2,209.9	$2,151.9	$58.0	3%
Exchange service and storage revenues	155.4	116.9	38.5	33%
Transportation revenues	17.6	17.3	0.3	2%
Cost of sales and fuel	2,139.2	2,125.8	13.4	1%
Net margin	243.7	160.3	83.4	52%
Operating costs	51.9	43.9	8.0	18%
Depreciation and amortization	17.3	15.3	2.0	13%
Gain (loss) on sale of assets	-	(0.4)	0.4	100%
Operating income	$174.5	$100.7	$73.8	73%

Equity earnings from investments	$5.7	$4.8	$0.9	19%
Capital expenditures	$152.6	$27.6	$125.0	*
* Percentage change is greater than 100 percent.

NGL price differentials between Conway, Kansas, and Mont Belvieu, Texas, were wider for the three months ended March 31, 2012, compared with the same period last year.  The increase in NGL price differentials had a significant impact on our revenues and cost of sales and fuel.

Net margin increased for the three months ended March 31, 2012, compared with the same period last year, primarily as a result of the following:

•
an increase of $60.1 million in optimization margins due primarily to more favorable NGL price differentials and additional fractionation and transportation capacity available for optimization activities made available by our 60 MBbl/d fractionation-services agreement with Targa Resources Partners that began in the second quarter 2011 and our completed expansions of the Arbuckle and Sterling I pipelines that enable the transportation of NGLs between the Conway, Kansas, and Mont Belvieu, Texas, NGL market centers;

•
an increase of $18.0 million related to higher NGL volumes gathered and fractionated in Texas and the Mid-Continent and Rocky Mountain regions and contract renegotiations for higher fees associated with our NGL exchange services activities, offset partially by higher costs associated with NGL volumes fractionated by third parties;

•
an increase of $6.3 million due to the impact of operational measurement gains of approximately $0.7 million in the first quarter of 2012 compared with losses of approximately $5.6 million in the same period last year; and

•	an increase of $2.6 million due to higher storage margins as a result of contract renegotiations at higher fees; offset partially by
•	a decrease of $3.5 million related to lower isomerization margins resulting from lower price differentials between normal butane and iso-butane, and lower isomerization volumes.

Beginning on February 28, 2012, we experienced an unexpected release of brine and propane from a storage well at our fractionation facility in Medford, Oklahoma, which caused a 10-day disruption to our operations.  Without this disruption, we estimate net margin would have been approximately $10 million higher.  The well was capped successfully and will be taken out of service permanently.  The costs associated with this incident are not expected to be material.

Operating costs increased for the three months ended March 31, 2012, compared with last year, primarily as a result of the following:

•	an increase of $4.9 million from higher materials, utilities and outside services expenses associated primarily with scheduled maintenance and completed capital projects; and
•	an increase of $3.2 million due to higher labor costs and employee-related costs associated with the growth of our operations and completed capital projects.

Depreciation and amortization expense increased for the three months ended March 31, 2012, compared with the same period last year, due primarily to the depreciation associated with our completed capital projects.

Capital expenditures increased for the three months ended March 31, 2012, compared with the same period last year, due primarily to expenditures related to our growth projects discussed above.

	Three Months Ended
	March 31,
Operating Information	2012	2011
NGL sales (MBbl/d)	511	478
NGLs fractionated (MBbl/d) (a)	585	495
NGLs transported-gathering lines (MBbl/d) (b)	498	397
NGLs transported-distribution lines (MBbl/d) (b)	485	461
Conway-to-Mont Belvieu OPIS average price differential
Ethane ($/gallon)	$0.24	$0.15
(a) - Includes volumes fractionated at company-owned and third-party facilities.
(b) - Includes volumes for consolidated entities only.

NGLs gathered and fractionated increased for the three months ended March 31, 2012, compared with the same period last year, due primarily to increased throughput from existing connections in Texas and the Mid-Continent and Rocky Mountain regions, and new supply connections in the Mid-Continent and Rocky Mountain regions.  In second quarter 2011, additional Gulf Coast fractionation capacity became available through our 60 MBbl/d fractionation-services agreement with Targa Resources Partners.

NGLs transported on distribution lines increased primarily due to our Sterling I pipeline expansion.

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

In the first three months of 2012, we utilized cash from operations, our commercial paper program and proceeds from our March 2012 equity issuance to fund our short-term liquidity needs.  We also used proceeds from our March 2012 equity issuance to fund our capital projects as part of our long-term financing plan.  See discussion below under “Debt Issuance and Maturity” for more information.

Our ability to continue to access capital markets for debt and equity financing under reasonable terms depends on our financial condition, credit ratings and market conditions.  We expect to fund our future capital expenditures with short- and long-term debt, the issuance of equity and operating cash flows.

Capital Structure - The following table sets forth our capitalization structure as of the dates indicated:

	March 31,	December 31,
	2012	2011
Long-term debt	46%	53%
Equity	54%	47%

Debt (including notes payable)	46%	53%
Equity	54%	47%

Short-term Liquidity - Our principal sources of short-term liquidity consist of cash generated from operating activities and our commercial paper program, which is supported by our Partnership 2011 Credit Agreement.

The total amount of short-term borrowings authorized by our general partner’s Board of Directors is $2.5 billion.  At March 31, 2012, we had no commercial paper outstanding, no letters of credit issued and no borrowings outstanding under our Partnership 2011 Credit Agreement.  At March 31, 2012, we had approximately $746.7 million of cash and $1.2 billion of credit available under the Partnership 2011 Credit Agreement.  As of March 31, 2012, we could have issued $4.2 billion of short- and long-term debt to meet our liquidity needs under the most restrictive provisions contained in our various borrowing agreements.  Based on the forward LIBOR curve, we expect the interest rates on our short-term borrowings to increase in 2012, compared with interest rates on amounts during 2011.

Our Partnership 2011 Credit Agreement, which is scheduled to expire in August 2016, contains certain financial, operational and legal covenants.  Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our Partnership 2011 Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1.  If we consummate one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter of the acquisition and the two following quarters. Upon breach of certain covenants by us in our Partnership 2011 Credit Agreement, amounts outstanding under our Partnership 2011 Credit Agreement, if any, may become due and payable immediately.

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

At March 31, 2012, our ratio of indebtedness to adjusted EBITDA was 2.6 to 1, and we were in compliance with all covenants under our Partnership 2011 Credit Agreement.

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

Equity Issuance - In March 2012, we completed an underwritten public offering of 8,000,000 common units at a public offering price of $59.27 per common unit, generating net proceeds of approximately $460 million.  We also sold 8,000,000 common units to ONEOK in a private placement, generating net proceeds of approximately $460 million.  In conjunction with the issuances, ONEOK contributed $19.1 million in order to maintain its 2-percent general partner interest in us.  The net proceeds from the issuances were used to repay $295.0 million of borrowings under our commercial paper program, to repay amounts on the maturity of our $350 million, 5.9-percent senior notes due April 2012 and for other general partnership purposes, including capital expenditures.  As a result of these transactions, ONEOK’s aggregate ownership interest increased to 43.4 percent from 42.8 percent.

Interest-rate swaps - At March 31, 2012, we had forward-starting interest-rate swaps with a total notional amount of $750 million.  In April 2012, we entered into additional forward-starting interest-rate swaps with a notional amount of $250 million.  The purpose of these swaps is to hedge the variability of interest payments on a portion of a forecasted debt issuance that may result from changes in the benchmark interest rate before the debt is issued.

Capital Expenditures - Our capital expenditures are financed typically through operating cash flows, short- and long-term debt and the issuance of equity.  Capital expenditures were $280.8 million and $144.8 million for the three months ended March 31, 2012 and 2011, respectively.  We classify expenditures that are expected to generate additional revenue or significant operating efficiencies as growth capital expenditures.  Maintenance capital expenditures are those required to maintain existing operations and do not generate additional revenues.

The following table summarizes our 2012 projected growth and maintenance capital expenditures, excluding AFUDC:

	Growth	Maintenance	Total
	(Millions of dollars)
Natural Gas Gathering and Processing	$692	$27	$719
Natural Gas Pipelines	20	33	53
Natural Gas Liquids	1,148	49	1,197
Total projected capital expenditures	$1,860	$109	$1,969

Credit Ratings - Our long-term debt credit ratings as of March 31, 2012, are shown in the table below:

Rating Agency	Rating	Outlook
Moody’s	Baa2	Stable
S&P	BBB	Stable

Our commercial paper program is rated Prime-2 by Moody’s and A2 by S&P.  Our credit ratings, which are currently investment grade, may be affected by a material change in our financial ratios or a material event affecting our business.  The most common criteria for assessment of our credit ratings are the debt-to-EBITDA ratio, interest coverage, business risk profile and liquidity.  We do not anticipate a downgrade in our credit ratings; however, if our credit ratings were downgraded, our cost to borrow funds under our commercial paper program or Partnership 2011 Credit Agreement would increase, and a potential loss of access to the commercial paper market could occur.  In the event that we are unable to borrow funds under our commercial paper program and there has not been a material adverse change in our business, we would continue to have access to our Partnership 2011 Credit Agreement.  An adverse rating change alone is not a default under our Partnership 2011 Credit Agreement.

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

The following table sets forth cash distributions paid, including our general partner’s incentive distribution interests, during the periods indicated:

	Three Months Ended
	March 31,
	2012	2011
	(Millions of dollars)
Common unitholders	$79.8	$74.6
Class B unitholders	44.5	41.6
General partner	39.8	31.6
Noncontrolling interests	0.2	0.2
Total cash distributions paid	$164.3	$148.0

In the three months ended March 31, 2012 and 2011, cash distributions paid to our general partner included incentive distributions of $36.5 million and $28.6 million, respectively.

In April 2012, our general partner declared a cash distribution of $0.635 per unit ($2.54 per unit on an annualized basis) for the first quarter of 2012, an increase of 2.5 cents from the previous quarter, which will be paid on May 15, 2012, to unitholders of record at the close of business on April 30, 2012.

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

CASH FLOW ANALYSIS

We use the indirect method to prepare our Consolidated Statements of Cash Flows.  Under this method, we reconcile net income to cash flows provided by operating activities by adjusting net income for those items that impact net income but may not result in actual cash receipts or payments during the period.  These reconciling items include depreciation and amortization, allowance for equity funds used during construction, gain or loss on sale of assets, deferred income taxes, equity earnings from investments net of distributions received from unconsolidated affiliates and changes in our assets and liabilities not classified as investing or financing activities.

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Three Months Ended		Variances
	March 31,		2012 vs. 2011
	2012	2011	Increase (Decrease)
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$219.2	$277.5	$(58.3)
Investing activities	(278.9)	(139.7)	(139.2)
Financing activities	771.3	478.7	292.6
Change in cash and cash equivalents	711.6	616.5	95.1
Cash and cash equivalents at beginning of period	35.1	0.9	34.2
Cash and cash equivalents at end of period	$746.7	$617.4	$129.3
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

Cash flows from operating activities, before changes in operating assets and liabilities, were $291.3 million for the three months ended March 31, 2012, compared with $191.3 million for the same period in 2011.  The increase was due primarily to an increase in net margin as discussed in “Financial Results and Operating Information” and higher distributed earnings from our unconsolidated affiliates.

The changes in operating assets and liabilities decreased operating cash flows $72.1 million for the three months ended March 31, 2012, compared with an increase of $86.2 million for the same period in 2011.  The change is due largely to the change in accounts receivable resulting from higher revenues and the timing of invoicing customers and receipt of cash, as well as accounts payable and the timing of the receipt of invoices from and payments to vendors and suppliers, which vary from period to period.

Investing Cash Flows - Cash used in investing activities increased for the three months ended March 31, 2012, compared with the same period in 2011, due primarily to increased capital expenditures on our growth projects in our Natural Gas Gathering and Processing and Natural Gas Liquids segments.

Financing Cash Flows - Cash provided by financing activities increased during the three months ended March 31, 2012, compared with the same period in 2011.  The change is a result of increased net proceeds of $938.6 million from our equity issuances in 2012, offset by higher cash distributions, compared with the same period in 2011, which included a $1.3 billion debt issuance, a $225 million debt maturity and a net repayment of $430 million of commercial paper.

REGULATORY

Financial Markets Legislation - The Dodd-Frank Act represents a far-reaching overhaul of the framework for regulation of United States financial markets.  Various regulatory agencies, including the SEC and the CFTC, have proposed regulations for implementation of many of the provisions of the Dodd-Frank Act.  Although the CFTC has issued final regulations for certain provisions of the Dodd-Frank Act, many remain outstanding, including critical definitions.  In December 2011, the CFTC issued an order that further defers the effective date of the provisions of the Dodd-Frank Act that require a rulemaking, such as definitions of certain terms, until the earlier of the effective date of the final rule defining the reference terms or July 16, 2012.  Until the remaining final regulations are established, we are unable to ascertain how we may be affected by them.  Based on our assessment of the regulations issued to date and those proposed, we expect to be able to continue to participate in financial markets for hedging certain risks inherent in our business, including commodity and interest-rate risks; however, the capital requirements and costs of hedging may increase as a result of the legislation.  We also may incur additional costs associated with our compliance with the new regulations and anticipated additional record keeping, reporting and disclosure obligations; however, we do not believe the costs will be material.  These requirements could affect adversely market liquidity and pricing of derivative contracts, making it more difficult to execute our risk-management strategies in the future.  Also, the anticipated increased costs of compliance by dealers and counterparties likely will be passed on to customers, which could decrease the benefits of hedging to us and could reduce our profitability and liquidity.

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

Pipeline Safety - We are subject to Pipeline and Hazardous Materials Safety Administration regulations, including integrity-management regulations.  The Pipeline Safety Improvement Act of 2002 requires pipeline companies operating high-pressure pipelines to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated high-consequence areas.  In January 2012, The Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 was signed into law.  The new law increased the maximum penalties for violating federal pipeline safety regulations and directs the DOT and Secretary of Transportation to conduct further review or studies on issues that may or may not be material to us.  These issues include but are not limited to:

•	an evaluation of whether hazardous natural gas liquid and natural gas pipeline integrity-management requirements should be expanded beyond current high consequence areas;
•	a review of all natural gas and hazardous natural gas liquid gathering pipeline exemptions;
•	a verification of records for pipelines in class 3 and 4 locations and high-consequence areas to confirm maximum allowable operating pressures; and
•	a requirement to test pipelines previously untested in high-consequence areas operating above 30 percent yield strength.

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

Federal, state and regional initiatives to measure and regulate greenhouse gas emissions are under way.  We are monitoring federal and state legislation to assess the potential impact on our operations.  The EPA’s Mandatory Greenhouse Gas Reporting Rule released in September 2009 requires greenhouse gas emissions reporting for affected facilities on an annual basis and requires us to track the emission equivalents for all NGLs delivered to our customers.  Our 2010 total reported emissions was less than 53.2 million metric tons of carbon dioxide equivalents.  This total includes direct emissions from the combustion of fuel in our equipment, such as compressor engines and heaters, as well as carbon dioxide equivalents from natural gas and NGL products delivered to customers, as if all such fuel and NGL products were combusted with the resulting carbon dioxide injected directly into disposal wells.  We reported 2011 greenhouse gas emissions for a portion of our facilities by March 31, 2012, as required by the EPA, and will report for the remainder of our facilities by September 30, 2012.  Also, the EPA released a subpart to the Mandatory Greenhouse Gas Reporting Rule that will require the reporting of vented and fugitive emissions of methane from our facilities.  The new requirements began in January 2011, with the first reporting of fugitive emissions due September 30, 2012.  We do not expect the cost to gather this emission data to have a material impact on our results of operations, financial position or cash flows.  In addition, Congress has considered and may consider in the future legislation to reduce greenhouse gas emissions, including carbon dioxide and methane.  At this time, no rule or legislation has been enacted that assesses any costs, fees or expenses on any of these emissions.

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

Pipeline Security - Homeland Security’s Transportation Security Administration and the DOT have completed a review and inspection of our “critical facilities” and identified no material security issues.  Also, the Transportation Security Administration has released new pipeline security guidelines that include broader definitions for the determination of pipeline “critical facilities.”  We have reviewed our pipeline facilities according to the new guideline requirements, and there have been no material changes required to date.

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

•	difficulties or delays experienced by trucks or pipelines in delivering products to or from our terminals or pipelines;
•	changes in demand for the use of natural gas and crude oil because of market conditions caused by concerns about global warming;
•	conflicts of interest between us, our general partner, ONEOK Partners GP, and related parties of ONEOK Partners GP;
•	the impact of unforeseen changes in interest rates, equity markets, inflation rates, economic recession and other external factors over which we have no control;
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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the first quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See our Current Report on Form 8-K dated March 2, 2012, and Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations “Recent Developments” and “Liquidity and Capital Resources” in this Quarterly Report for information concerning our recent private placement of our common units with ONEOK.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.                      MINE SAFETY DISCLOSURES

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

The following exhibits are filed as part of this Quarterly Report:

Exhibit No.                      Exhibit Description

10.1
Underwriting Agreement dated February 28, 2012, among ONEOK Partners, L.P. and the underwriters therein (incorporated by reference to Exhibit 1.1 to ONEOK Partners, L.P.’s report on Form 8-K filed on March 2, 2012).

10.2
Common Unit Purchase Agreement dated February 28, 2012, between ONEOK Partners, L.P. and ONEOK, Inc. (incorporated by reference to Exhibit 1.2 to ONEOK Partners, L.P.’s report on Form 8-K filed on March 2, 2012).

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

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three months ended March 31, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011; (iv) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; (vi) Consolidated Statement of Changes in Equity for the three months ended March 31, 2012; and (vii) Notes to Consolidated Financial Statements.  We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

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

ONEOK PARTNERS, L.P.
By: ONEOK Partners GP, L.L.C., its General Partner

Date: May 2, 2012	By: /s/ Robert F. Martinovich
Robert F. Martinovich
Executive Vice President,
Chief Financial Officer and Treasurer
(Signing on behalf of the Registrant)