Form 10-Q
period 2012-06-30
ONEOK Partners LP
filed 2012-08-01
CIK 909281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2012
Common units	146,827,354 units
Class B units	72,988,252 units

This page intentionally left blank.

ONEOK PARTNERS, L.P.

As used in this Quarterly Report, references to “we,” “our,” “us” or the “Partnership” refer to ONEOK Partners, L.P., its subsidiary, ONEOK Partners Intermediate Limited Partnership, and its subsidiaries, unless the context indicates otherwise.

The statements in this Quarterly Report that are not historical information, including statements concerning plans and objectives of management for future operations, economic performance or related assumptions, are forward-looking statements.  Forward-looking statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should,” “goal,” “forecast,” “guidance,” “could,” “may,” “continue,” “might,” “potential,” “scheduled” and other words and terms of similar meaning.  Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that such expectations or assumptions will be achieved.  Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations “Forward-Looking Statements,” in this Quarterly Report and under Part I, Item 1A, “Risk Factors,” in our Annual Report.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2012	2011	2012	2011
	(Thousand of dollars, except per unit amounts)

Revenues	$2,124,806	$2,784,219	$4,718,894	$5,283,829
Cost of sales and fuel	1,723,344	2,424,679	3,896,342	4,594,735
Net margin	401,462	359,540	822,552	689,094
Operating expenses
Operations and maintenance	109,270	99,993	209,637	195,135
Depreciation and amortization	51,014	43,714	100,270	86,444
General taxes	14,094	13,588	29,597	27,189
Total operating expenses	174,378	157,295	339,504	308,768
Gain (loss) on sale of assets	966	(212)	1,023	(722)
Operating income	228,050	202,033	484,071	379,604
Equity earnings from investments (Note H)	29,169	29,544	63,789	61,636
Allowance for equity funds used during construction	1,849	400	2,824	866
Other income	297	321	3,596	2,706
Other expense	(2,526)	(296)	(1,632)	(910)
Interest expense	(47,125)	(57,623)	(100,334)	(114,891)
Income before income taxes	209,714	174,379	452,314	329,011
Income taxes	(3,134)	(3,124)	(6,770)	(6,699)
Net income	206,580	171,255	445,544	322,312
Less: Net income attributable to noncontrolling interests	113	131	234	278
Net income attributable to ONEOK Partners, L.P.	$206,467	$171,124	$445,310	$322,034

Limited partners' interest in net income:
Net income attributable to ONEOK Partners, L.P.	$206,467	$171,124	$445,310	$322,034
General partner's interest in net income	(54,016)	(35,003)	(103,403)	(67,645)
Limited partners' interest in net income	$152,451	$136,121	$341,907	$254,389

Limited partners' net income per unit, basic and diluted (Note G)	$0.69	$0.67	$1.59	$1.25

Number of units used in computation (thousands)	219,816	203,816	214,453	203,816
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2012	2011	2012	2011
	(Thousands of dollars)

Net income	$206,580	$171,255	$445,544	$322,312
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	(9,028)	15,095	20,998	(10,658)
Realized (gains) losses on derivatives recognized in net income	(16,189)	5,124	(22,795)	3,866
Total other comprehensive income (loss)	(25,217)	20,219	(1,797)	(6,792)
Comprehensive income	181,363	191,474	443,747	315,520
Less: Comprehensive income attributable to noncontrolling interests	113	131	234	278
Comprehensive income attributable to ONEOK Partners, L.P.	$181,250	$191,343	$443,513	$315,242
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
(Unaudited)	2012	2011
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$92,155	$35,091
Accounts receivable, net	596,749	922,237
Affiliate receivables	18,575	4,132
Gas and natural gas liquids in storage	311,464	202,186
Commodity imbalances	37,715	62,884
Other current assets	146,326	79,343
Total current assets	1,202,984	1,305,873

Property, plant and equipment
Property, plant and equipment	7,605,696	6,963,652
Accumulated depreciation and amortization	1,350,624	1,259,697
Net property, plant and equipment	6,255,072	5,703,955

Investments and other assets
Investments in unconsolidated affiliates (Note H)	1,210,268	1,223,398
Goodwill and intangible assets	649,704	653,537
Other assets	58,509	59,913
Total investments and other assets	1,918,481	1,936,848
Total assets	$9,376,537	$8,946,676

Liabilities and equity
Current liabilities
Current maturities of long-term debt	$8,922	$361,062
Notes payable (Note D)	24,000	-
Accounts payable	733,874	1,049,284
Affiliate payables	35,813	41,096
Commodity imbalances	201,496	202,542
Accrued interest	65,215	70,384
Derivative financial instruments	116,166	77,509
Other current liabilities	85,741	86,752
Total current liabilities	1,271,227	1,888,629

Long-term debt, excluding current maturities (Note E)	3,512,012	3,515,566

Deferred credits and other liabilities	116,801	95,969

Commitments and contingencies (Note J)

Equity (Note F)
ONEOK Partners, L.P. partners’ equity:
General partner	141,286	106,936
Common units: 146,827,354 and 130,827,354 units issued and outstanding at June 30, 2012 and December 31, 2011, respectively	2,930,066	1,959,437
Class B units: 72,988,252 units issued and outstanding at June 30, 2012 and December 31, 2011	1,453,002	1,426,115
Accumulated other comprehensive loss	(52,885)	(51,088)
Total ONEOK Partners, L.P. partners' equity	4,471,469	3,441,400

Noncontrolling interests in consolidated subsidiaries	5,028	5,112

Total equity	4,476,497	3,446,512
Total liabilities and equity	$9,376,537	$8,946,676
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended
	June 30,
(Unaudited)	2012	2011
	(Thousands of dollars)
Operating activities
Net income	$445,544	$322,312
Depreciation and amortization	100,270	86,444
Allowance for equity funds used during construction	(2,824)	(866)
Loss (gain) on sale of assets	(1,023)	722
Deferred income taxes	3,788	3,799
Equity earnings from investments	(63,789)	(61,636)
Distributions received from unconsolidated affiliates	69,490	55,302
Changes in assets and liabilities:
Accounts receivable	325,488	51,790
Affiliate receivables	(14,443)	87
Gas and natural gas liquids in storage	(109,278)	45,311
Accounts payable	(320,659)	21,220
Affiliate payables	(5,283)	(2,684)
Commodity imbalances, net	24,123	(17,972)
Accrued interest	(5,169)	21,794
Derivative financial instruments, net	74	1,334
Other assets and liabilities	(16,330)	(25,972)
Cash provided by operating activities	429,979	500,985

Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(636,236)	(410,159)
Contributions to unconsolidated affiliates	(7,237)	(1,655)
Distributions received from unconsolidated affiliates	14,705	15,750
Proceeds from sale of assets	1,580	632
Cash used in investing activities	(627,188)	(395,432)

Financing activities
Cash distributions:
General and limited partners	(352,035)	(297,590)
Noncontrolling interests	(318)	(269)
Borrowing (repayment) of notes payable, net	24,000	(429,855)
Issuance of long-term debt, net of discounts	-	1,295,450
Long-term debt financing costs	-	(10,986)
Repayment of long-term debt	(355,965)	(230,965)
Issuance of common units, net of issuance costs	919,522	-
Contribution from general partner	19,069	-
Cash provided by financing activities	254,273	325,785
Change in cash and cash equivalents	57,064	431,338
Cash and cash equivalents at beginning of period	35,091	898
Cash and cash equivalents at end of period	$92,155	$432,236
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	ONEOK Partners, L.P. Partners' Equity

(Unaudited)	Common Units	Class B Units	General Partner	Common Units
	(Units)		(Thousands of dollars)

December 31, 2011	130,827,354	72,988,252	$106,936	$1,959,437
Net income	-	-	103,403	224,146
Other comprehensive income	-	-	-	-
Issuance of common units (Note F)	16,000,000	-	-	919,522
Contribution from general partner (Note F)	-	-	19,069	-
Distributions paid (Note F)	-	-	(88,122)	(173,039)
June 30, 2012	146,827,354	72,988,252	$141,286	$2,930,066
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Continued)

	ONEOK Partners, L.P. Partners' Equity
(Unaudited)	Class B Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)

December 31, 2011	$1,426,115	$(51,088)	$5,112	$3,446,512
Net income	117,761	-	234	445,544
Other comprehensive income	-	(1,797)	-	(1,797)
Issuance of common units (Note F)	-	-	-	919,522
Contribution from general partner (Note F)	-	-	-	19,069
Distributions paid (Note F)	(90,874)	-	(318)	(352,353)
June 30, 2012	$1,453,002	$(52,885)	$5,028	$4,476,497

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

Recently Issued Accounting Standards Update - In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS),” which provides a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS.  This new guidance changes some fair value measurement principles and disclosure requirements.  We adopted this guidance with our March 31, 2012, Quarterly Report, and the impact was not material.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which provides two options for presenting items of net income, other comprehensive income and total comprehensive income, either by creating one continuous statement of comprehensive income or two separate consecutive statements and requires certain other disclosures.  In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which deferred certain presentation requirements in ASU 2011-05 for items reclassified out of accumulated other comprehensive income.  We adopted this guidance, except for the portions deferred by ASU 2011-12, with our March 31, 2012, Quarterly Report, and the impact was not material.

B.              FAIR VALUE MEASUREMENTS

Determining Fair Value - We define fair value as the price that would be received from the sale of an asset or the transfer of a liability in an orderly transaction between market participants at the measurement date.  We use the income approach to determine the fair value of our derivative assets and liabilities and consider the markets in which the transactions are executed.  We measure the fair value of groups of financial assets and liabilities consistent with how a market participant would price the net risk exposure at the measurement date.

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

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for the periods indicated:

	June 30, 2012
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net (b)
	(Thousands of dollars)
Derivatives - commodity
Assets	$-	$36,886	$30,707	$67,593	$(919)	$66,674
Liabilities	$-	$(74)	$(845)	$(919)	$919	$-
Derivatives - interest rate
Liabilities	$-	$(116,166)	$-	$(116,166)	$-	$(116,166)

	December 31, 2011
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net (b)
	(Thousands of dollars)
Derivatives - commodity
Assets	$-	$27,608	$6,119	$33,727	$(3,839)	$29,888
Liabilities	$-	$(837)	$(3,002)	$(3,839)	$3,839	$-
Derivatives - interest rate
Liabilities	$-	$(77,509)	$-	$(77,509)	$-	$(77,509)
(a) - Our derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us.

(b) - Included in other current assets, other assets or derivative financial instruments in our Consolidated Balance Sheets.

At June 30, 2012, and December 31, 2011, we had no cash collateral held or posted under our master netting arrangements.

Derivative instruments categorized as Level 1 would include exchange-traded contracts that are valued using unadjusted quoted prices in active markets.

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

Our derivative instruments categorized as Level 3 include over-the-counter fixed-price swaps for NGL products, natural gas basis swaps and certain physical forward contracts for NGL products.  These instruments are valued based on independent broker quotes and observable market information.  We corroborate the data on which our fair value estimates are based using our market knowledge of recent transactions and day-to-day pricing fluctuations and analysis of historical relationships of data from independent broker quotes compared with actual settlements and correlations.

The following table sets forth a reconciliation of our Level 3 fair value measurements for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivative Assets (Liabilities)	2012	2011	2012	2011
	(Thousands of dollars)
Net assets (liabilities) at beginning of period	$8,676	$(10,696)	$3,117	$1,156
Total realized/unrealized gains (losses):
Included in earnings (a)	-	(1,285)	-	(1,113)
Included in other comprehensive income (loss)	21,186	2,890	26,745	(9,134)
Net assets (liabilities) at end of period	$29,862	$(9,091)	$29,862	$(9,091)

Total gains for the period included in earnings
attributable to the change in unrealized gains (losses)
relating to assets and liabilities still held as of the end
of the period (a)	$-	$138	$-	$170
(a) - Included in revenues in our Consolidated Statements of Income.

During the three and six months ended June 30, 2012, there were no transfers between levels.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable, accounts payable and notes payable is equal to book value, due to the short-term nature of these items.

Our cash and cash equivalents are comprised of bank and money market accounts and are classified as Level 1.  The estimated fair value of the aggregate of our senior notes outstanding, including current maturities, was $4.1 billion and $4.5 billion at June 30, 2012, and December 31, 2011, respectively.  The book value of the aggregate of our senior notes outstanding, including current maturities, was $3.5 billion at June 30, 2012, and $3.9 billion at December 31, 2011.  The estimated fair value of the aggregate of our senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities.  Our long-term debt is classified as Level 2.

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

In our Natural Gas Gathering and Processing segment, we are exposed to commodity price risk as a result of receiving commodities in exchange for services associated with our POP contracts.  To a lesser extent, exposures arise from the relative price differential between NGLs and natural gas, or the gross processing spread, with respect to our keep-whole contracts.  We are also exposed to basis risk between the various production and market locations where we receive and sell commodities.  As part of our hedging strategy, we use the previously described commodity derivative instruments to minimize the impact of price fluctuations related to natural gas, NGLs and condensate.

In our Natural Gas Pipelines segment, we are exposed to commodity price risk because our intrastate and interstate natural gas pipelines retain natural gas from our customers for operations or as part of our fee for services provided.  When the amount of natural gas consumed in operations by these pipelines differs from the amount provided by our customers, our pipelines must buy or sell natural gas, or store or use natural gas from inventory, which can expose us to commodity price risk depending on the regulatory treatment for this activity.  We use physical forward sales or purchases to reduce the impact of price fluctuations related to natural gas.  At June 30, 2012, and December 31, 2011, there were no financial derivative instruments with respect to our natural gas pipeline operations.

In our Natural Gas Liquids segment, we are exposed to basis risk primarily as a result of the relative value of NGL purchases at one location and sales at another location.  To a lesser extent, we are exposed to commodity price risk resulting from the relative values of the various NGL products to each other, NGLs in storage and the relative value of NGLs to natural gas.  We utilize physical forward contracts to reduce the impact of price fluctuations related to NGLs.  At June 30, 2012, and December 31, 2011, there were no financial derivative instruments with respect to our NGL operations.

Interest-rate risk - We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps.  Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts.

At June 30, 2012, and December 31, 2011, we had forward-starting interest-rate swaps with notional amounts totaling $1 billion and $750 million, respectively, that have been designated as cash flow hedges of the variability of interest payments on a portion of a forecasted debt issuance that may result from changes in the benchmark interest rate before the debt is issued.  In July 2012, we entered into additional forward-starting interest-rate swaps with settlement dates greater than 12 months that were also designated as cash flow hedges with notional amounts totaling $400 million.

Accounting Treatment - We record all derivative instruments at fair value, with the exception of normal purchases and normal sales that are expected to result in physical delivery.  The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it.

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

Under certain conditions, we designate our derivative instruments as a hedge of exposure to changes in fair values or cash flows.  We formally document all relationships between hedging instruments and hedged items, as well as risk-management objectives, strategies for undertaking various hedge transactions and methods for assessing and testing correlation and hedge ineffectiveness.  We specifically identify the forecasted transaction that has been designated as the hedged item with a cash flow hedge.  We assess the effectiveness of hedging relationships quarterly by performing an effectiveness analysis on our fair value and cash flow hedging relationships to determine whether the hedge relationships are highly effective on a retrospective and prospective basis.  We also document our normal purchases and normal sales transactions that we expect to result in physical delivery and that we elect to exempt from derivative accounting treatment.

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

Fair Values of Derivative Instruments - See Note B for a discussion of the inputs associated with our fair value measurements.  The following table sets forth the fair values of our derivative instruments designated as hedging instruments for the periods indicated:

	June 30, 2012		December 31, 2011
	Assets (a)	(Liabilities) (a)	Assets (a)	(Liabilities) (a)
	(Thousands of dollars)
Commodity contracts - financial	$67,593	$(919)	$33,727	$(3,839)
Interest-rate contracts	-	(116,166)	-	(77,509)
Total derivatives designated as hedging instruments	$67,593	$(117,085)	$33,727	$(81,348)
(a) - Included on a net basis in other current assets, other assets and derivative financial instruments in our Consolidated Balance Sheets.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments designated as hedging instruments for the periods indicated:

		June 30, 2012		December 31, 2011

	Contract Type	Purchased/ Payor	Sold/ Receiver	Purchased/ Payor	Sold/ Receiver

Cash flow hedges
Fixed price
- Natural gas (Bcf)	Swaps	-	(27.3)	-	(21.5)
- Crude oil and NGLs (MMBbl)	Swaps	-	(2.6)	-	(2.9)
Basis
- Natural gas (Bcf)	Swaps	-	(27.3)	-	(21.5)
Interest-rate contracts (Millions of dollars)	Forward-starting Swaps	$1,000.0	-	$750.0	-

Cash Flow Hedges - At June 30, 2012, our Consolidated Balance Sheet reflected a net unrealized loss of $52.9 million in accumulated other comprehensive income (loss), with a corresponding offset in derivative financial instrument assets and liabilities.  The portion of accumulated other comprehensive income (loss) attributable to our commodity derivative financial instruments is a gain of $66.6 million, which will be realized within the next 18 months as the forecasted transactions affect earnings.  If commodity prices remain at the current levels, we will recognize $58.6 million in gains over the next 12 months, and we will recognize $8.0 million in gains thereafter.  The remaining amounts deferred in accumulated other comprehensive income (loss) are primarily attributable to our interest-rate swaps, which will be amortized to interest expense over the life of long-term, fixed-rate debt upon issuance of the debt.

The following table sets forth the effect of cash flow hedges recognized in other comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
Derivatives in Cash Flow	June 30,		June 30,
Hedging Relationships	2012	2011	2012	2011
	(Thousands of dollars)
Commodity contracts	$43,665	$15,095	$59,655	$(10,658)
Interest-rate contracts	(52,693)	-	(38,657)	-
Total gain (loss) recognized in other comprehensive income (loss) (effective portion)	$(9,028)	$15,095	$20,998	$(10,658)

The following table sets forth the effect of cash flow hedges on our Consolidated Statements of Income for the periods indicated:

	Location of Gain (Loss) Reclassified from	Three Months Ended		Six Months Ended
Derivatives in Cash Flow	Accumulated Other Comprehensive Income	June 30,		June 30,
Hedging Relationships	(Loss) into Net Income (Effective Portion)	2012	2011	2012	2011
		(Thousands of dollars)
Commodity contracts	Revenues	$16,280	$(5,034)	$22,978	$(3,568)
Interest-rate contracts	Interest expense	(91)	(90)	(183)	(298)
Total gain (loss) reclassified from accumulated other comprehensive income (loss) into net income (effective portion)		$16,189	$(5,124)	$22,795	$(3,866)

Ineffectiveness related to our cash flow hedges was not material for the three and six months ended June 30, 2012 and 2011.  In the event that it becomes probable that a forecasted transaction will not occur, we would discontinue cash flow hedge treatment, which would affect earnings.  There were no gains or losses due to the discontinuance of cash flow hedge treatment during the three and six months ended June 30, 2012 and 2011.

Credit Risk - All of our commodity derivative financial contracts are with our affiliate, ONEOK Energy Services Company, L.P. (OES), a subsidiary of ONEOK.  OES has entered into similar commodity derivative financial contracts with third parties at our direction and on our behalf.  We have an indemnification agreement with OES that indemnifies and holds OES harmless from any liability it may incur solely as a result of its entering into commodity derivative financial contracts on our behalf.  Derivative assets for which we would indemnify OES in the event of a default by the counterparty totaled $66.7 million at June 30, 2012, and $29.9 million at December 31, 2011, respectively, and were with investment-grade counterparties that are primarily in the oil and gas and financial services sectors.  Our interest-rate derivatives are with investment-grade financial institutions.

D.              CREDIT FACILITIES AND SHORT-TERM NOTES PAYABLE

Partnership 2011 Credit Agreement - Our Partnership 2011 Credit Agreement contains certain financial, operational and legal covenants.  Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our Partnership 2011 Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1.  If we consummate one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter of the acquisition and the two following quarters.  Upon breach of certain covenants by us in our Partnership 2011 Credit Agreement, amounts outstanding under our Partnership 2011 Credit Agreement, if any, may become due and payable immediately.  At June 30, 2012, our ratio of indebtedness to adjusted EBITDA was 2.3 to 1, and we were in compliance with all covenants under our Partnership 2011 Credit Agreement.

Our Partnership 2011 Credit Agreement includes a $100-million sublimit for the issuance of standby letters of credit and also features an option to request an increase in the size of the facility to an aggregate of $1.7 billion by either commitments from new lenders or increased commitments from existing lenders.  Our Partnership 2011 Credit Agreement is available to repay our commercial paper notes, if necessary.  Amounts outstanding under our commercial paper program reduce the borrowing capacity under our Partnership 2011 Credit Agreement.  At June 30, 2012, we had $24.0 million of commercial paper outstanding, no letters of credit issued and no borrowings under our Partnership 2011 Credit Agreement.

Effective August 1, 2012, we extended the maturity date of our Partnership 2011 Credit Agreement from August 1, 2016, to August 1, 2017, pursuant to an extension agreement between us and the lenders.

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

For the three-month periods ended June 30, 2012 and 2011, interest expense was net of capitalized interest of $9.4 million and $3.9 million, respectively.  For the six-month periods ended June 30, 2012 and 2011, interest expense was net of capitalized interest of $18.1 million and $6.7 million, respectively.

F.              EQUITY

ONEOK - ONEOK and its affiliates own all of the Class B units, 19,800,000 common units and the entire 2-percent general partner interest in us, which together constituted a 43.4-percent ownership interest in us at June 30, 2012.

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

Cash Distributions - In July 2012, our general partner declared a cash distribution of $0.66 per unit ($2.64 per unit on an annualized basis) for the second quarter of 2012, an increase of 2.5 cents from the previous quarter, which will be paid on August 15, 2012, to unitholders of record at the close of business on August 6, 2012.

The following table shows our distributions paid in the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Thousands, except per unit amounts)
Distribution per unit	$0.635	$0.575	$1.245	$1.145

General partner distributions	$3,759	$2,996	$7,040	$5,952
Incentive distributions	44,610	29,624	81,082	58,269
Distributions to general partner	48,369	32,620	88,122	64,221
Limited partner distributions to ONEOK	58,921	48,753	110,642	97,083
Limited partner distributions to other unitholders	80,662	68,441	153,271	136,286
Total distributions paid	$187,952	$149,814	$352,035	$297,590

The following table shows our distributions declared for the periods indicated and paid within 45 days of the end of the period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Thousands, except per unit amounts)
Distribution per unit	$0.660	$0.585	$1.295	$1.160

General partner distributions	$3,979	$3,078	$7,738	$6,074
Incentive distributions	49,886	31,580	94,496	61,204
Distributions to general partner	53,865	34,658	102,234	67,278
Limited partner distributions to ONEOK	61,240	49,601	120,161	98,354
Limited partner distributions to other unitholders	83,838	69,631	164,500	138,072
Total distributions declared	$198,943	$153,890	$386,895	$303,704

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

H.              UNCONSOLIDATED AFFILIATES

Equity Earnings from Investments - The following table sets forth our equity earnings from investments for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Thousands of dollars)
Northern Border Pipeline Company	$16,077	$16,395	$36,308	$37,247
Overland Pass Pipeline	5,979	5,360	11,296	9,736
Fort Union Gas Gathering	3,195	3,711	7,403	6,676
Bighorn Gas Gathering	796	1,845	1,961	3,338
Other	3,122	2,233	6,821	4,639
Equity earnings from investments	$29,169	$29,544	$63,789	$61,636

Unconsolidated Affiliates Financial Information - The following tables set forth summarized combined financial information of our unconsolidated affiliates for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Thousands of dollars)
Income Statement
Operating revenues	$119,286	$121,002	$247,210	$244,303
Operating expenses	$57,727	$51,988	$112,295	$106,224
Net income	$59,812	$59,244	$125,066	$122,409

Distributions paid to us	$43,254	$38,541	$84,195	$71,052

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

Our derivative contracts with OES are discussed under “Credit Risk” in Note C.

The following table sets forth the transactions with related parties for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Thousands of dollars)
Revenues	$81,050	$98,699	$156,755	$195,492

Expenses
Cost of sales and fuel	$5,769	$12,440	$15,044	$23,171
Administrative and general expenses	62,636	57,214	118,997	113,509
Total expenses	$68,405	$69,654	$134,041	$136,680

ONEOK Partners GP made additional general partner contributions to us of $19.1 million during the six months ended June 30, 2012, to maintain its 2-percent general partner interest in connection with the issuance of common units.  See Note F for additional information about cash distributions paid to ONEOK for its general partner and limited partner interests.

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

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and six months ended June 30, 2012 and 2011.

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

In July 2011, the EPA issued a proposed rule that would change the air emission New Source Performance Standards, also known as NSPS, and Maximum Achievable Control Technology requirements applicable to the oil and gas industry, including natural gas production, processing, transmission and underground storage.  In April 2012, the EPA released the final rule, which includes new NSPS and air toxic standards for a variety of sources within natural gas processing plants, oil and natural gas production facilities and natural gas transmission stations.  The rule also regulates emissions from the hydraulic fracturing of wells for the first time.  The EPA’s final rule reflects significant changes from the proposal issued in 2011 and allows for more manageable compliance options.  The NSPS final rule will become effective after it is published in the Federal Register.  It will require expenditures for updated emissions controls, monitoring and record keeping requirements at affected facilities.  We do not expect these expenditures to have a material impact on our results of operations, financial position or cash flows.

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

Financial Markets Legislation - The Dodd-Frank Act represents a far-reaching overhaul of the framework for regulation of United States financial markets.  Various regulatory agencies, including the SEC and the CFTC, have proposed regulations for implementation of many of the provisions of the Dodd-Frank Act.  The CFTC has issued final regulations for certain provisions of the Dodd-Frank Act, but others remain outstanding.  In July 2012, the CFTC issued an order that further defers the effective date of the provisions of the Dodd-Frank Act that require a rulemaking, such as definitions of certain terms, until the earlier of the effective date of the final rule defining the referenced terms or December 31, 2012.  The CFTC issued the definitional rules in late May and early July 2012 that will become effective 60 days after publication in the Federal Register.  We are reviewing the rules to ascertain how we may be affected by them.  Based on our assessment of the regulations issued to date and those proposed, we expect to be able to continue to participate in financial markets for hedging certain risks inherent in our business, including commodity and interest-rate risks; however, the capital requirements and costs of hedging may increase as a result of the legislation.  We also may incur additional costs associated with our compliance with the new regulations and anticipated additional record keeping, reporting and disclosure obligations; however, we do not believe the costs will be material.  These requirements could affect adversely market liquidity and pricing of derivative contracts making it more difficult to execute our risk-management strategies in the future.  Also, the anticipated increased costs of compliance by dealers and counterparties likely will be passed on to customers, which could decrease the benefits of hedging to us and could reduce our profitability and liquidity.

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

For the three and six months ended June 30, 2012, we had no single customer from which we received 10 percent or more of our consolidated revenues.  For the three and six months ended June 30, 2011, our Natural Gas Liquids segment had one customer from which we received 13 percent of our consolidated revenues.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended June 30, 2012	Natural Gas Gathering and Processing	Natural Gas Pipelines (a)	Natural Gas Liquids (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$94,323	$49,279	$1,900,154	$-	$2,043,756
Sales to affiliated customers	57,260	23,790	-	-	81,050
Intersegment revenues	175,246	1,031	16,141	(192,418)	-
Total revenues	$326,829	$74,100	$1,916,295	$(192,418)	$2,124,806

Net margin	$108,109	$69,997	$225,358	$(2,002)	$401,462
Operating costs	41,224	25,851	57,919	(1,630)	123,364
Depreciation and amortization	21,254	11,520	18,240	-	51,014
Gain (loss) on sale of assets	1,103	(12)	(125)	-	966
Operating income	$46,734	$32,614	$149,074	$(372)	$228,050

Equity earnings from investments	$6,997	$16,271	$5,901	$-	$29,169
Capital expenditures	$152,535	$6,239	$196,547	$122	$355,443
(a) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $56.1 million, net margin of $39.3 million and operating income of $20.9 million.

(b) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $104.1 million, of which $87.3 million related to sales within the segment, net margin of $61.3 million and operating income of $33.2 million.

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

Six Months Ended June 30, 2012	Natural Gas Gathering and Processing	Natural Gas Pipelines (a)	Natural Gas Liquids (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$193,018	$102,021	$4,267,100	$-	$4,562,139
Sales to affiliated customers	109,944	46,811	-	-	156,755
Intersegment revenues	390,646	1,878	32,125	(424,649)	-
Total revenues	$693,608	$150,710	$4,299,225	$(424,649)	$4,718,894

Net margin	$216,436	$140,600	$469,111	$(3,595)	$822,552
Operating costs	81,486	52,026	109,866	(4,144)	239,234
Depreciation and amortization	41,770	22,933	35,567	-	100,270
Gain (loss) on sale of assets	1,129	(12)	(94)	-	1,023
Operating income	$94,309	$65,629	$323,584	$549	$484,071

Equity earnings from investments	$15,485	$36,657	$11,647	$-	$63,789
Investments in unconsolidated affiliates	$324,952	$408,691	$476,625	$-	$1,210,268
Total assets	$2,690,290	$1,458,152	$4,726,784	$501,311	$9,376,537
Noncontrolling interests in consolidated subsidiaries	$-	$5,013	$-	$15	$5,028
Capital expenditures	$277,408	$9,465	$349,161	$202	$636,236
(a) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $116.7 million, net margin of $94.3 million and operating income of $44.0 million.

(b) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $214.7 million, of which $182.1 million related to sales within the segment, net margin of $129.2 million and operating income of $74.7 million.

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

Condensed Consolidating Statements of Income
	Three Months Ended June 30, 2012
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)

Revenues	$-	$-	$2,124.8	$-	$2,124.8
Cost of sales and fuel	-	-	1,723.3	-	1,723.3
Net margin	-	-	401.5	-	401.5
Operating expenses
Operations and maintenance	-	-	109.3	-	109.3
Depreciation and amortization	-	-	51.0	-	51.0
General taxes	-	-	14.1	-	14.1
Total operating expenses	-	-	174.4	-	174.4
Gain on sale of assets	-	-	1.0	-	1.0
Operating income	-	-	228.1	-	228.1
Equity earnings from investments	206.5	206.5	13.1	(396.9)	29.2
Allowance for equity funds used during
construction	-	-	1.8	-	1.8
Other income (expense), net	45.5	45.5	(2.3)	(91.0)	(2.3)
Interest expense	(45.5)	(45.5)	(47.1)	91.0	(47.1)
Income before income taxes	206.5	206.5	193.6	(396.9)	209.7
Income taxes	-	-	(3.1)	-	(3.1)
Net income	206.5	206.5	190.5	(396.9)	206.6
Less: Net income attributable to
noncontrolling interests	-	-	0.1	-	0.1
Net income attributable to ONEOK
Partners, L.P.	$206.5	$206.5	$190.4	$(396.9)	$206.5

	Three Months Ended June 30, 2011
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)

Revenues	$-	$-	$2,784.2	$-	$2,784.2
Cost of sales and fuel	-	-	2,424.7	-	2,424.7
Net margin	-	-	359.5	-	359.5
Operating expenses
Operations and maintenance	-	-	100.0	-	100.0
Depreciation and amortization	-	-	43.7	-	43.7
General taxes	-	-	13.6	-	13.6
Total operating expenses	-	-	157.3	-	157.3
Loss on sale of assets	-	-	(0.2)	-	(0.2)
Operating income	-	-	202.0	-	202.0
Equity earnings from investments	171.1	171.1	13.2	(325.9)	29.5
Allowance for equity funds used during
construction	-	-	0.4	-	0.4
Other income (expense), net	55.8	55.8	0.1	(111.6)	0.1
Interest expense	(55.8)	(55.8)	(57.6)	111.6	(57.6)
Income before income taxes	171.1	171.1	158.1	(325.9)	174.4
Income taxes	-	-	(3.1)	-	(3.1)
Net income	171.1	171.1	155.0	(325.9)	171.3
Less: Net income attributable to
noncontrolling interests	-	-	0.2	-	0.2
Net income attributable to ONEOK
Partners, L.P.	$171.1	$171.1	$154.8	$(325.9)	$171.1

	Six Months Ended June 30, 2012
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)

Revenues	$-	$-	$4,718.9	$-	$4,718.9
Cost of sales and fuel	-	-	3,896.3	-	3,896.3
Net margin	-	-	822.6	-	822.6
Operating expenses
Operations and maintenance	-	-	209.6	-	209.6
Depreciation and amortization	-	-	100.3	-	100.3
General taxes	-	-	29.6	-	29.6
Total operating expenses	-	-	339.5	-	339.5
Gain on sale of assets	-	-	1.0	-	1.0
Operating income	-	-	484.1	-	484.1
Equity earnings from investments	445.3	445.3	27.5	(854.3)	63.8
Allowance for equity funds used during
construction	-	-	2.8	-	2.8
Other income (expense), net	97.0	97.0	1.9	(194.0)	1.9
Interest expense	(97.0)	(97.0)	(100.3)	194.0	(100.3)
Income before income taxes	445.3	445.3	416.0	(854.3)	452.3
Income taxes	-	-	(6.8)	-	(6.8)
Net income	445.3	445.3	409.2	(854.3)	445.5
Less: Net income attributable to
noncontrolling interests	-	-	0.2	-	0.2
Net income attributable to ONEOK
Partners, L.P.	$445.3	$445.3	$409.0	$(854.3)	$445.3

	Six Months Ended June 30, 2011
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)

Revenues	$-	$-	$5,283.8	$-	$5,283.8
Cost of sales and fuel	-	-	4,594.7	-	4,594.7
Net margin	-	-	689.1	-	689.1
Operating expenses
Operations and maintenance	-	-	195.1	-	195.1
Depreciation and amortization	-	-	86.5	-	86.5
General taxes	-	-	27.2	-	27.2
Total operating expenses	-	-	308.8	-	308.8
Loss on sale of assets	-	-	(0.7)	-	(0.7)
Operating income	-	-	379.6	-	379.6
Equity earnings from investments	322.0	322.0	24.4	(606.8)	61.6
Allowance for equity funds used during
construction	-	-	0.9	-	0.9
Other income (expense), net	111.1	111.1	1.8	(222.2)	1.8
Interest expense	(111.1)	(111.1)	(114.9)	222.2	(114.9)
Income before income taxes	322.0	322.0	291.8	(606.8)	329.0
Income taxes	-	-	(6.7)	-	(6.7)
Net income	322.0	322.0	285.1	(606.8)	322.3
Less: Net income attributable to
noncontrolling interests	-	-	0.3	-	0.3
Net income attributable to ONEOK
Partners, L.P.	$322.0	$322.0	$284.8	$(606.8)	$322.0

Condensed Consolidating Statements of Comprehensive Income
	Three Months Ended June 30, 2012
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)

Net income	$206.5	$206.5	$190.5	$(396.9)	$206.6
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	(9.0)	43.7	43.7	(87.4)	(9.0)
Realized (gains) losses on derivatives
recognized in net income	(16.2)	(16.3)	(16.3)	32.6	(16.2)
Total other comprehensive income (loss)	(25.2)	27.4	27.4	(54.8)	(25.2)
Comprehensive income	181.3	233.9	217.9	(451.7)	181.4
Less: Comprehensive income attributable to
noncontrolling interests	-	-	0.1	-	0.1
Comprehensive income attributable to
ONEOK Partners, L.P.	$181.3	$233.9	$217.8	$(451.7)	$181.3

	Three Months Ended June 30, 2011
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)

Net income	$171.1	$171.1	$155.0	$(325.9)	$171.3
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	15.1	15.1	15.1	(30.2)	15.1
Realized (gains) losses on derivatives
recognized in net income	5.1	5.0	5.0	(10.0)	5.1
Total other comprehensive income (loss)	20.2	20.1	20.1	(40.2)	20.2
Comprehensive income	191.3	191.2	175.1	(366.1)	191.5
Less: Comprehensive income attributable to
noncontrolling interests	-	-	0.2	-	0.2
Comprehensive income attributable to
ONEOK Partners, L.P.	$191.3	$191.2	$174.9	$(366.1)	$191.3

	Six Months Ended June 30, 2012
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)

Net income	$445.3	$445.3	$409.2	$(854.3)	$445.5
Other comprehensive income (loss)
Unrealized gains on derivatives	21.0	59.7	59.7	(119.4)	21.0
Realized (gains) losses on derivatives
recognized in net income	(22.8)	(23.0)	(23.0)	46.0	(22.8)
Total other comprehensive income (loss)	(1.8)	36.7	36.7	(73.4)	(1.8)
Comprehensive income	443.5	482.0	445.9	(927.7)	443.7
Less: Comprehensive income attributable to
noncontrolling interests	-	-	0.2	-	0.2
Comprehensive income attributable to
ONEOK Partners, L.P.	$443.5	$482.0	$445.7	$(927.7)	$443.5

	Six Months Ended June 30, 2011
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)

Net income	$322.0	$322.0	$285.1	$(606.8)	$322.3
Other comprehensive income (loss)
Unrealized losses on derivatives	(10.7)	(10.7)	(10.7)	21.4	(10.7)
Realized (gains) losses on derivatives
recognized in net income	3.9	3.6	3.6	(7.2)	3.9
Total other comprehensive income (loss)	(6.8)	(7.1)	(7.1)	14.2	(6.8)
Comprehensive income	315.2	314.9	278.0	(592.6)	315.5
Less: Comprehensive income attributable to
noncontrolling interests	-	-	0.3	-	0.3
Comprehensive income attributable to
ONEOK Partners, L.P.	$315.2	$314.9	$277.7	$(592.6)	$315.2

Condensed Consolidating Balance Sheets
	June 30, 2012
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$-	$92.2	$-	$-	$92.2
Accounts receivable, net	-	-	596.7	-	596.7
Affiliate receivables	-	-	18.6	-	18.6
Gas and natural gas liquids in storage	-	-	311.5	-	311.5
Commodity imbalances	-	-	37.7	-	37.7
Other current assets	-	-	146.3	-	146.3
Total current assets	-	92.2	1,110.8	-	1,203.0

Property, plant and equipment
Property, plant and equipment	-	-	7,605.7	-	7,605.7
Accumulated depreciation and amortization	-	-	1,350.6	-	1,350.6
Net property, plant and equipment	-	-	6,255.1	-	6,255.1

Investments and other assets
Investments in unconsolidated affiliates	4,471.5	4,140.4	809.2	(8,210.9)	1,210.2
Intercompany notes receivable	3,623.1	3,862.0	-	(7,485.1)	-
Goodwill and intangible assets	-	-	649.7	-	649.7
Other assets	23.3	-	35.2	-	58.5
Total investments and other assets	8,117.9	8,002.4	1,494.1	(15,696.0)	1,918.4
Total assets	$8,117.9	$8,094.6	$8,860.0	$(15,696.0)	$9,376.5

Liabilities and equity
Current liabilities
Current maturities of long-term debt	$-	$-	$8.9	$-	$8.9
Notes payable	24.0	-	-	-	24.0
Accounts payable	-	-	733.9	-	733.9
Affiliate payables	-	-	35.8	-	35.8
Commodity imbalances	-	-	201.5	-	201.5
Accrued interest	65.2	-	-	-	65.2
Derivative financial instruments	116.2	-	-	-	116.2
Other current liabilities	-	-	85.7	-	85.7
Total current liabilities	205.4	-	1,065.8	-	1,271.2

Intercompany debt	-	3,623.1	3,862.0	(7,485.1)	-

Long-term debt, excluding current maturities	3,441.0	-	71.0	-	3,512.0

Deferred credits and other liabilities	-	-	116.8	-	116.8

Commitments and contingencies

Equity
Equity excluding noncontrolling interests in
consolidated subsidiaries	4,471.5	4,471.5	3,739.4	(8,210.9)	4,471.5
Noncontrolling interests in consolidated
subsidiaries	-	-	5.0	-	5.0
Total equity	4,471.5	4,471.5	3,744.4	(8,210.9)	4,476.5
Total liabilities and equity	$8,117.9	$8,094.6	$8,860.0	$(15,696.0)	$9,376.5

	December 31, 2011
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$-	$35.1	$-	$-	$35.1
Accounts receivable, net	-	-	922.2	-	922.2
Affiliate receivables	-	-	4.1	-	4.1
Gas and natural gas liquids in storage	-	-	202.2	-	202.2
Commodity imbalances	-	-	62.9	-	62.9
Other current assets	-	-	79.4	-	79.4
Total current assets	-	35.1	1,270.8	-	1,305.9

Property, plant and equipment
Property, plant and equipment	-	-	6,963.7	-	6,963.7
Accumulated depreciation and amortization	-	-	1,259.7	-	1,259.7
Net property, plant and equipment	-	-	5,704.0	-	5,704.0

Investments and other assets
Investments in unconsolidated affiliates	3,441.4	4,080.7	807.6	(7,106.3)	1,223.4
Intercompany notes receivable	3,913.9	3,239.5	-	(7,153.4)	-
Goodwill and intangible assets	-	-	653.5	-	653.5
Other assets	24.7	-	35.2	-	59.9
Total investments and other assets	7,380.0	7,320.2	1,496.3	(14,259.7)	1,936.8
Total assets	$7,380.0	$7,355.3	$8,471.1	$(14,259.7)	$8,946.7

Liabilities and equity
Current liabilities
Current maturities of long-term debt	$350.0	$-	$11.1	$-	$361.1
Accounts payable	-	-	1,049.3	-	1,049.3
Affiliate payables	-	-	41.1	-	41.1
Commodity imbalances	-	-	202.5	-	202.5
Accrued interest	70.4	-	-	-	70.4
Derivative financial instruments	77.5	-	-	-	77.5
Other current liabilities	-	-	86.7	-	86.7
Total current liabilities	497.9	-	1,390.7	-	1,888.6

Intercompany debt	-	3,913.9	3,239.5	(7,153.4)	-

Long-term debt, excluding current maturities	3,440.7	-	74.9	-	3,515.6

Deferred credits and other liabilities	-	-	96.0	-	96.0

Commitments and contingencies

Equity
Equity excluding noncontrolling interests in
consolidated subsidiaries	3,441.4	3,441.4	3,664.9	(7,106.3)	3,441.4
Noncontrolling interests in consolidated
subsidiaries	-	-	5.1	-	5.1
Total equity	3,441.4	3,441.4	3,670.0	(7,106.3)	3,446.5
Total liabilities and equity	$7,380.0	$7,355.3	$8,471.1	$(14,259.7)	$8,946.7

Condensed Consolidating Statements of Cash Flows
	Six Months Ended June 30, 2012
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Operating activities
Cash provided by operating activities	$-	$36.3	$393.7	$-	$430.0

Investing activities
Capital expenditures (less allowance for equity funds
used during construction)	-	-	(636.2)	-	(636.2)
Contributions to unconsolidated affiliates	-	-	(7.2)	-	(7.2)
Distributions received from unconsolidated affiliates	-	14.7	-	-	14.7
Proceeds from sale of assets	-	-	1.5	-	1.5
Cash provided by (used) in investing activities	-	14.7	(641.9)	-	(627.2)

Financing activities
Cash distributions:
General and limited partners	(352.0)	(352.0)	(352.0)	704.0	(352.0)
Noncontrolling interests	-	-	(0.3)	-	(0.3)
Borrowing (repayment) of notes payable, net	24.0	-	-	-	24.0
Intercompany distributions received	352.0	352.0	-	(704.0)	-
Intercompany borrowings (advances), net	(612.6)	6.1	606.5	-	-
Repayment of long-term debt	(350.0)	-	(6.0)	-	(356.0)
Issuance of common units, net of issuance costs	919.5	-	-	-	919.5
Contribution from general partner	19.1	-	-	-	19.1
Cash provided by financing activities	-	6.1	248.2	-	254.3
Change in cash and cash equivalents	-	57.1	-	-	57.1
Cash and cash equivalents at beginning of period	-	35.1	-	-	35.1
Cash and cash equivalents at end of period	$-	$92.2	$-	$-	$92.2

	Six Months Ended June 30, 2011
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Operating activities
Cash provided by operating activities	$-	$37.3	$463.7	$-	$501.0

Investing activities
Capital expenditures (less allowance for equity funds
used during construction)	-	-	(410.2)	-	(410.2)
Distributions received from unconsolidated affiliates	-	15.0	0.8	-	15.8
Contributions to unconsolidated affiliates	-	-	(1.6)	-	(1.6)
Proceeds from sale of assets	-	-	0.6	-	0.6
Cash provided by (used in) investing activities	-	15.0	(410.4)	-	(395.4)

Financing activities
Cash distributions:
General and limited partners	(297.6)	(297.6)	(297.6)	595.2	(297.6)
Noncontrolling interests	-	-	(0.3)	-	(0.3)
Intercompany distributions received	297.6	297.6	-	(595.2)	-
Repayment of notes payable, net	(429.9)	-	-	-	(429.9)
Intercompany borrowings (advances), net	(629.6)	379.0	250.6	-	-
Issuance of long-term debt, net of discounts	1,295.5	-	-	-	1,295.5
Long-term debt financing costs	(11.0)	-	-	-	(11.0)
Repayment of long-term debt	(225.0)	-	(6.0)	-	(231.0)
Cash provided by (used in) financing activities	-	379.0	(53.3)	-	325.7
Change in cash and cash equivalents	-	431.3	-	-	431.3
Cash and cash equivalents at beginning of period	-	0.9	-	-	0.9
Cash and cash equivalents at end of period	$-	$432.2	$-	$-	$432.2

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to Consolidated Financial Statements in this Quarterly Report, as well as our Annual Report.

RECENT DEVELOPMENTS

Growth Projects - Oil and gas producers continue to drill aggressively in crude oil and NGL-rich areas, and related development activities continue to progress in many regions where we have operations.  We expect continued development of the oil and natural gas reserves in the Bakken Shale and Three Forks formations in the Williston Basin and in the Cana-Woodford Shale, Woodford Shale, Granite Wash and Mississippian Lime areas in the Mid-Continent region.  In response to this increased production of crude oil, natural gas and NGLs, and higher demand for NGL products from the petrochemical industry, we are investing approximately $5.7 billion to $6.6 billion in new capital projects, which includes the additional projects announced in July 2012, to meet the needs of oil and natural gas producers and processors in the Bakken Shale, the Cana-Woodford Shale, Woodford Shale and the Granite Wash and Mississippian Lime areas.  In addition, we are investing in NGL infrastructure projects in the Rocky Mountain, Mid-Continent and Gulf Coast regions.  These assets will enhance our distribution of NGL products to meet the increasing petrochemical industry and NGL export demand.  The execution of these capital investments aligns with our focus to grow fee-based earnings.  Our acreage dedications and supply commitments from producers and natural gas processors in regions associated with our growth projects are expected to provide incremental and long-term fee-based earnings and cash flows.

In July 2012, we announced plans to invest an additional $980.0 million to $1.1 billion through 2014 to:

•	Build a new 100 MMcf/d natural gas processing facility, the Garden Creek II plant, in eastern McKenzie County, North Dakota, in the Williston Basin, and related infrastructure;
•	Increase capacity on the Bakken NGL Pipeline to 135 MBbl/d from 60 MBbl/d;
•	Build a new 75 MBbl/d natural gas liquids fractionator, MB-3, at Mont Belvieu, Texas, and related infrastructure; and
•	Build a new 40 MBbl/d ethane/propane splitter at Mont Belvieu, Texas.

See discussion of these projects and our other growth projects in the “Financial Results and Operating Information” section in our Natural Gas Gathering and Processing and Natural Gas Liquids segments.

Bakken Crude Express Pipeline - In April 2012, we announced plans to invest $1.5 billion to $1.8 billion to build a 1,300-mile crude-oil pipeline, the Bakken Crude Express Pipeline, with the capacity to transport 200 MBbl/d.  The Bakken Crude Express Pipeline will transport light-sweet crude oil primarily from the Bakken Shale and Three Forks formations in the Williston Basin in North Dakota to the Cushing, Oklahoma, market hub.

We are the largest independent gatherer and processor of natural gas in the Williston Basin and currently are constructing a natural gas liquids pipeline, the Bakken NGL Pipeline, to provide needed transportation capacity for the growing NGL production in the area.  The development of the Bakken Crude Express Pipeline is a natural extension to the suite of midstream services we currently provide to producers in the Williston Basin and is expected to generate additional fee-based earnings.  Additional crude-oil infrastructure is needed due to the continued crude-oil production growth that is expected to exceed the area’s current truck and railcar transportation capacity.  Our proposed pipeline will provide producers with efficient and reliable transportation capacity directly to one of the largest crude-oil market hubs in the U.S. and will enable producers to maintain the quality of the light-sweet crude oil during transportation.

Depending upon supply commitments received prior to construction, the capacity of this pipeline can be increased.  More than 80 percent of the proposed pipeline route is expected to parallel our existing and planned natural gas liquids pipelines.  Supply commitments for the proposed pipeline are in various stages of negotiation with many of the same producers and natural gas processors that we serve currently.  Following receipt of all necessary permits and compliance with customary regulatory requirements, construction is expected to begin in late 2013 or early 2014 and be completed by early 2015.

Cash Distributions - In July 2012, our general partner declared a cash distribution of $0.66 per unit ($2.64 per unit on an annualized basis) for the second quarter of 2012, an increase of 2.5 cents from the previous quarter, which will be paid on August 15, 2012, to unitholders of record as of the close of business on August 6, 2012.

Equity Issuance - In March 2012, we issued 16,000,000 common units through a public offering and a private placement to ONEOK generating net proceeds of approximately $919.5 million.  In conjunction with the issuances, ONEOK contributed $19.1 million in order to maintain its 2-percent general partner interest in us.  The proceeds from the offerings were used to repay $295.0 million of borrowings under our commercial paper program, to repay at maturity our $350 million, 5.9-percent senior notes due April 2012 and for other general partnership purposes, including capital expenditures.  As a result of these transactions, ONEOK’s aggregate ownership interest increased to 43.4 percent from 42.8 percent.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

The following table sets forth certain selected consolidated financial results for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2012 vs. 2011		2012 vs. 2011
Financial Results	2012	2011	2012	2011	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Revenues	$2,124.8	$2,784.2	$4,718.9	$5,283.8	$(659.4)	(24%)	$(564.9)	(11%)
Cost of sales and fuel	1,723.3	2,424.7	3,896.3	4,594.7	(701.4)	(29%)	(698.4)	(15%)
Net margin	401.5	359.5	822.6	689.1	42.0	12%	133.5	19%
Operating costs	123.4	113.6	239.2	222.3	9.8	9%	16.9	8%
Depreciation and amortization	51.0	43.7	100.3	86.4	7.3	17%	13.9	16%
Gain (loss) on sale of assets	1.0	(0.2)	1.0	(0.8)	1.2	*	1.8	*
Operating income	$228.1	$202.0	$484.1	$379.6	$26.1	13%	$104.5	28%

Equity earnings from investments	$29.2	$29.5	$63.8	$61.6	$(0.3)	(1%)	$2.2	4%
Interest expense	$(47.1)	$(57.6)	$(100.3)	$(114.9)	$(10.5)	(18%)	$(14.6)	(13%)
Capital expenditures	$355.4	$265.3	$636.2	$410.2	$90.1	34%	$226.0	55%
* Percentage change is greater than 100 percent.

Revenues decreased for the three and six months ended June 30, 2012, compared with the same periods last year, due to lower natural gas and NGL product prices, offset partially by higher NGL sales volumes from our completed capital projects and more favorable NGL price differentials.  The increase in natural gas supply resulting from the development of resource areas in North America has caused lower natural gas prices and narrower natural gas location and seasonal price differentials in the markets we serve.  NGL prices have also decreased in 2012 due primarily to increased NGL supply from the development of NGL-rich resource areas and lower NGL demand during the second quarter of 2012 because of scheduled maintenance at Gulf Coast petrochemical plants, as well as lower crude oil prices.

The differential between the composite price of NGL products and the price of natural gas, particularly the differential between ethane and natural gas, may influence the volume of NGLs recovered from natural gas processing plants.  When economic conditions warrant, natural gas processors may elect not to recover the ethane component of the natural gas stream, also known as ethane rejection, and instead leave the ethane component in the higher value residue natural gas stream sold at the tailgate of natural gas processing plants.  Low commodity prices have resulted in periods of ethane rejection in the Mid-Continent region during 2012.  Ethane rejection did not have a material impact on our results for the three and six months ended June 30, 2012.

The increase in operating income reflects higher net margin in our Natural Gas Liquids and Natural Gas Gathering and Processing segments.

Our Natural Gas Liquids segment benefited from more favorable NGL price differentials, as well as additional NGL transportation capacity available for optimization activities between the Mid-Continent and Gulf-Coast markets.  Our Natural Gas Liquids segment also realized higher margins due primarily to higher NGL gathering and fractionation volumes and contract renegotiations at higher fees with our customers.

Our Natural Gas Gathering and Processing segment benefited from higher natural gas volumes gathered, compressed, processed, transported and sold, and higher fees related primarily to the startup of our new Garden Creek natural gas processing plant in December 2011 and increased drilling activity in the Williston Basin, offset partially by lower natural gas and NGL product prices.

Our Natural Gas Pipelines segment benefited from higher natural gas storage and transportation margins, offset partially by lower realized prices on our retained fuel position, for the three months ended June 30, 2012.  Margins decreased for the six months ended June 30, 2012, compared with the same period last year, due primarily to lower realized prices on our net retained fuel position.

Operating costs increased for the three and six months ended June 30, 2012, compared with the same periods last year, due primarily to the growth of our operations related to our completed capital projects.

Interest expense decreased for three and six months ended June 30, 2012, compared with the same periods last year, primarily as a result of interest capitalized associated with the growth projects in our Natural Gas Gathering and Processing and Natural Gas Liquids segments.

Capital expenditures increased for the three and six months ended June 30, 2012, compared with the same periods last year, due primarily to the growth projects in our Natural Gas Gathering and Processing and Natural Gas Liquids segments.

Additional information regarding our financial results and operating information is provided in the following discussion for each of our segments.

Natural Gas Gathering and Processing

Overview - Our Natural Gas Gathering and Processing segment’s operations provide nondiscretionary services to producers that include gathering and processing of natural gas produced from crude oil and natural gas wells.  We gather and process natural gas in the Mid-Continent region, which includes the NGL-rich Cana-Woodford Shale and Granite Wash formations, the Mississippian Lime formation of Oklahoma and Kansas and the Hugoton and Central Kansas Uplift Basins of Kansas.  We also gather and/or process natural gas in two producing basins in the Rocky Mountain region:  the Williston Basin, which spans portions of Montana and North Dakota and includes the oil-producing, NGL-rich Bakken Shale and Three Forks formations; and the Powder River Basin of Wyoming.  The natural gas we gather in the Powder River Basin of Wyoming is coal-bed methane, or dry, natural gas that does not require processing or NGL extraction in order to be marketable; dry natural gas is gathered, compressed and delivered into a downstream pipeline or marketed for a fee.

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

We expect that our capital projects will continue to provide additional revenues from POP and fee-based contracts when completed.  We use derivative instruments to mitigate our sensitivity to fluctuations in the natural gas, crude oil and NGL prices received for our share of volumes.

Growth Projects - Our Natural Gas Gathering and Processing segment is investing approximately $1.8 billion to $1.9 billion in growth projects in the Williston Basin and Cana-Woodford Shale areas that will enable us to meet the rapidly growing needs of crude oil and natural gas producers in those areas.

Williston Basin Processing Plants and related projects - In July 2012, we announced plans to invest approximately $310 to $345 million to construct the 100 MMcf/d Garden Creek II natural gas processing plant and related infrastructure.  The Garden Creek II plant is expected to be in service during the third quarter of 2014.  Combined, our projects in this basin include four 100 MMcf/d natural gas processing facilities:  the Garden Creek and Garden Creek II plants located in eastern McKenzie County, North Dakota, and the Stateline I and II plants located in western Williams County, North Dakota.  We have acreage dedications of more than 2.7 million acres supporting these plants.  In addition, we are expanding and upgrading our existing natural gas gathering and compression infrastructure and also adding new well connections associated with these plants.  The Garden Creek plant was placed in service in December 2011 and cost approximately $360 million, excluding AFUDC.  Together, the Stateline I and II plants and related infrastructure projects are expected to cost approximately $560 million to $660 million, excluding AFUDC.  The 100 MMcf/d Stateline I natural gas processing facility is expected to be in service during the third quarter of 2012, and the 100 MMcf/d Stateline II natural gas processing facility is expected to be in service during the first half of 2013.

In April 2012, we announced plans to invest $140 million to $160 million to construct a 270-mile natural gas gathering system and related infrastructure in Divide County, North Dakota.  The new system will gather and deliver natural gas from producers in the Williston Basin to both of our Stateline natural gas processing facilities in western Williams County, North Dakota.  We have secured long-term supply commitments from producers for this new system, which are structured with POP and fee-based components.  This project is expected to be completed in the second half of 2013.

Horizontal wells drilled in the Williston Basin are justified primarily by crude-oil economics, which are currently very favorable.  We expect our commodity price exposure to increase, particularly to NGLs and natural gas, as our equity volumes increase under our POP contracts with our customers in the Williston Basin.

Cana-Woodford Shale projects - In April 2012, we announced plans to invest approximately $340 million to $360 million to construct a new 200 MMcf/d natural gas processing facility and related infrastructure in the Cana-Woodford Shale in Canadian County, Oklahoma, in close proximity to our existing natural gas and natural gas liquids pipelines.  The additional natural gas processing infrastructure is necessary to accommodate increased production of NGL-rich natural gas in the Cana-Woodford Shale where we have substantial acreage dedications from active producers.  The new Canadian Valley plant will cost approximately $190 million, excluding AFUDC, and is expected to be in service in the first quarter 2014.  The related additional infrastructure will cost approximately $160 million, excluding AFUDC, which we expect will increase our capacity to gather and process natural gas to approximately 390 MMcf/d in the Cana-Woodford Shale.

In both the Williston Basin and Cana-Woodford Shale project areas, nearly all of the new gas production is from horizontally drilled and completed wells.  These wells tend to produce at higher initial volumes resulting generally in higher initial decline rates than conventional vertical wells; however, the decline rates flatten out over time.  These wells are expected to have long-lasting reserves.  The routine growth capital needed to connect to new wells and expand our infrastructure is expected to increase compared with our previous experience.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in “Liquidity and Capital Resources.”

Selected Financial Results - The following table sets forth certain selected financial results for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2012 vs. 2011		2012 vs. 2011
Financial Results	2012	2011	2012	2011	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$205.0	$234.0	$443.7	$439.2	$(29.0)	(12%)	$4.5	1%
Residue gas sales	79.3	115.4	165.3	215.7	(36.1)	(31%)	(50.4)	(23%)
Gathering, compression, dehydration and processing fees and other revenue	42.5	37.3	84.6	72.4	5.2	14%	12.2	17%
Cost of sales and fuel	218.7	286.3	477.2	533.2	(67.6)	(24%)	(56.0)	(11%)
Net margin	108.1	100.4	216.4	194.1	7.7	8%	22.3	11%
Operating costs	41.2	36.5	81.4	74.5	4.7	13%	6.9	9%
Depreciation and amortization	21.3	16.7	41.8	32.9	4.6	28%	8.9	27%
Gain (loss) on sale of assets	1.1	(0.2)	1.1	(0.2)	1.3	*	1.3	*
Operating income	$46.7	$47.0	$94.3	$86.5	$(0.3)	(1%)	$7.8	9%

Equity earnings from investments	$7.0	$7.7	$15.5	$13.9	$(0.7)	(9%)	$1.6	12%
Capital expenditures	$152.5	$129.6	$277.4	$239.2	$22.9	18%	$38.2	16%
* Percentage change is greater than 100 percent.

Net margin increased for the three months ended June 30, 2012, compared with the same period last year, primarily as a result of the following:

•
an increase of $27.1 million due primarily to volume growth in the Williston Basin from our new Garden Creek natural gas processing plant and increased drilling activity resulting in higher natural gas volumes gathered, compressed, processed, transported and sold, and higher fees; offset partially by

•	a decrease of $10.1 million due to lower natural gas and NGL product prices, particularly ethane and propane, offset partially by higher condensate prices;
•	a decrease of $8.6 million due primarily to higher compression costs and third-party transportation and processing costs associated with our volume growth primarily in the Williston Basin; and
•	a decrease of $1.4 million due primarily to lower natural gas volumes gathered as a result of continued production decline rates and reduced drilling activity by producers in the Powder River Basin.

Net margin increased for the six months ended June 30, 2012, compared with the same period last year, primarily as a result of the following:

•
an increase of $55.4 million due primarily to volume growth in the Williston Basin from our new Garden Creek natural gas processing plant and increased drilling activity resulting in higher natural gas volumes gathered, compressed, processed, transported and sold, and higher fees; offset partially by

•	a decrease of $15.3 million due to lower natural gas and NGL product prices, particularly ethane and propane, offset partially by higher condensate prices;
•	a decrease of $14.6 million due primarily to higher compression costs and third-party transportation and processing costs associated with our volume growth primarily in the Williston Basin; and
•	a decrease of $2.5 million due to lower natural gas volumes gathered as a result of continued production declines and reduced drilling activity by producers in the Powder River Basin.

Operating costs increased for the three and six months ended June 30, 2012, compared with the same periods last year, due to higher ad valorem taxes and employee-related costs associated with the growth of our operations, including the completion of the Garden Creek plant, offset partially by a reduction in lease costs associated with the formerly leased assets at our facility in Bushton, Kansas, that we acquired in June 2011.

Depreciation and amortization expense increased for the three and six months ended June 30, 2012, compared with the same periods last year, due to the completion of our Garden Creek plant, well connections and infrastructure projects supporting our volume growth in the Williston Basin.

Capital expenditures increased for the three and six months ended June 30, 2012, compared with the same periods last year, due primarily to our growth projects discussed above and increased costs for incremental well connections primarily in the Williston Basin.  Construction costs in 2012 related to our Stateline plants were offset partially by decreased capital spending related to the Garden Creek plant, which was placed in service in December 2011.  During the second quarter of 2012, we connected approximately 250 new wells to our systems, compared with approximately 120 in the same period last year.  For the six months ended June 30, 2012, we connected approximately 490 new wells to our systems, compared with approximately 240 in the same period last year.  We expect to connect more than 800 wells to our systems in 2012.

Selected Operating Information - The following tables set forth selected operating information for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information (a)	2012	2011	2012	2011
Natural gas gathered (BBtu/d)	1,079	1,026	1,062	1,009
Natural gas processed (BBtu/d) (b)	823	682	796	661
NGL sales (MBbl/d)	57	47	55	45
Residue gas sales (BBtu/d)	385	300	371	287
Realized composite NGL net sales price ($/gallon) (c)	$1.01	$1.09	$1.05	$1.09
Realized condensate net sales price ($/Bbl) (c)	$86.17	$82.43	$87.86	$79.35
Realized residue gas net sales price ($/MMBtu) (c)	$3.79	$5.77	$3.77	$5.95
Realized gross processing spread ($/MMBtu) (c)	$8.03	$8.38	$8.31	$8.36
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes processed at company-owned and third-party facilities.
(c) - Presented net of the impact of hedging activities and includes equity volumes only.

Natural gas gathered increased for the three and six months ended June 30, 2012, compared with the same periods last year, due to increased drilling activity in the Williston Basin and western Oklahoma, completion of additional gathering lines and compression to support our new Garden Creek natural gas processing plant that was placed in service in December 2011 and the impact of weather-related outages in the first quarter of 2011, offset partially by continued production declines and reduced drilling activity in the Powder River Basin in Wyoming.

Low natural gas prices and the relatively higher market prices of crude oil and NGLs compared with natural gas have caused producers primarily to focus development efforts on crude oil and NGL-rich supply basins rather than areas with dry natural gas production, such as the Powder River Basin.  The reduced development activities and natural production declines in the Powder River Basin have resulted in lower volumes available to be gathered.  While the reserve potential in the Powder River Basin still exists, future drilling and development will be affected by commodity prices and producers’ alternative prospects.  A continued decline in volumes in this area may reduce our ability to recover the carrying value of our assets and equity investments in this area and could result in noncash charges to earnings.

Natural gas processed, NGL sales and residue gas sales increased for the three and six months ended June 30, 2012, compared with the same periods last year, due to an increase in drilling activity in the Williston Basin and western Oklahoma, placing our new Garden Creek natural gas processing plant in service in December 2011 and the impact of weather-related outages in the first quarter of 2011.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information (a)	2012	2011	2012	2011
Percent of proceeds
NGL sales (Bbl/d) (c)	10,146	6,563	8,911	6,163
Residue gas sales (MMBtu/d) (c)	62,648	46,742	60,610	43,990
Condensate sales (Bbl/d) (c)	2,321	1,915	2,403	1,933
Percentage of total net margin	64%	60%	63%	59%
Fee-based
Wellhead volumes (MMBtu/d)	1,078,840	1,025,872	1,061,741	1,008,919
Average rate ($/MMBtu)	$0.35	$0.34	$0.36	$0.33
Percentage of total net margin	31%	31%	31%	32%
Keep-whole
NGL shrink (MMBtu/d) (b)	6,850	11,173	7,154	11,570
Plant fuel (MMBtu/d) (b)	762	1,264	814	1,305
Condensate shrink (MMBtu/d) (b)	1,026	1,480	1,150	1,409
Condensate sales (Bbl/d)	208	299	233	285
Percentage of total net margin	5%	9%	6%	9%
(a) - Includes volumes for consolidated entities only.
(b) - Refers to the Btus that are removed from natural gas through processing.
(c) - Represents equity volumes.

Commodity Price Risk - The following tables set forth our Natural Gas Gathering and Processing segment’s hedging information for our equity volumes for the periods indicated as of June 30, 2012:

	Six Months Ending December 31, 2012
	Volumes Hedged	(a)	Average Price		Percentage Hedged
NGLs (Bbl/d)	9,084		$1.26	/ gallon	70%
Condensate (Bbl/d)	1,757		$2.42	/ gallon	74%
Total (Bbl/d)	10,841		$1.45	/ gallon	71%
Natural gas (MMBtu/d)	48,967		$4.25	/ MMBtu	76%
(a) - Hedged with fixed-price swaps.

	Year Ending December 31, 2013
	Volumes Hedged	(a)	Average Price		Percentage Hedged
NGLs (Bbl/d)	367		$2.55	/ gallon	2%
Condensate (Bbl/d)	1,275		$2.53	/ gallon	47%
Total (Bbl/d)	1,642		$2.54	/ gallon	7%
Natural gas (MMBtu/d)	50,137		$3.85	/ MMBtu	80%
(a) - Hedged with fixed-price swaps.

We expect our commodity price sensitivity to increase in the future as volumes increase under POP contracts with our customers.  Our Natural Gas Gathering and Processing segment’s commodity price sensitivity is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at June 30, 2012, excluding the effects of hedging and assuming normal operating conditions.  Our condensate sales are based on the price of crude oil.  We estimate the following:

•	a $0.01 per gallon change in the composite price of NGLs would change annual net margin by approximately $2.5 million;
•	a $1.00 per barrel change in the price of crude oil would change annual net margin by approximately $1.3 million; and
•	a $0.10 per MMBtu change in the price of natural gas would change annual net margin by approximately $2.3 million.

See Note C of the Notes to Consolidated Financial Statements in this Quarterly Report for more information on our hedging activities.

Natural Gas Pipelines

Overview - Our Natural Gas Pipelines segment owns and operates regulated natural gas transmission pipelines, natural gas storage facilities and natural gas gathering systems for nonprocessed gas.  We also provide interstate natural gas transportation and storage services in accordance with Section 311(a) of the Natural Gas Policy Act.

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

•
Viking Gas Transmission, which transports natural gas from an interconnection with TransCanada’s pipeline near Emerson, Manitoba, to serve local natural gas distribution companies in Minnesota, North Dakota and Wisconsin and terminates at a connection with ANR Pipeline Company near Marshfield, Wisconsin;

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

Our transportation contracts for our regulated natural gas activities are based upon rates stated in our tariffs.  Tariffs specify the maximum rates that customers may be charged, which may be discounted to meet competition if necessary, and the general terms and conditions for pipeline transportation service, which are established at FERC or appropriate state jurisdictional agency proceedings known as rate cases.  In Texas and Kansas, natural gas storage service is a fee business that may be regulated by the state in which the facility operates and by the FERC for certain types of services.  In Oklahoma, natural gas gathering and natural gas storage operations are also a fee business but are not subject to rate regulation and have market-based rate authority from the FERC for certain types of services.

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2012 vs. 2011		2012 vs. 2011
Financial Results	2012	2011	2012	2011	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$52.1	$55.9	$108.9	$118.4	$(3.8)	(7%)	$(9.5)	(8%)
Storage revenues	17.8	17.2	33.4	34.6	0.6	3%	(1.2)	(3%)
Gas sales and other revenues	4.2	4.2	8.4	8.2	-	0%	0.2	2%
Cost of sales	4.1	8.3	10.1	17.1	(4.2)	(51%)	(7.0)	(41%)
Net margin	70.0	69.0	140.6	144.1	1.0	1%	(3.5)	(2%)
Operating costs	25.9	27.8	52.0	54.7	(1.9)	(7%)	(2.7)	(5%)
Depreciation and amortization	11.5	11.3	22.9	22.5	0.2	2%	0.4	2%
Loss on sale of assets	-	(0.1)	(0.1)	(0.3)	0.1	100%	0.2	67%
Operating income	$32.6	$29.8	$65.6	$66.6	$2.8	9%	$(1.0)	(2%)

Equity earnings from investments	$16.3	$16.6	$36.7	$37.7	$(0.3)	(2%)	$(1.0)	(3%)
Capital expenditures	$6.3	$7.0	$9.5	$14.5	$(0.7)	(10%)	$(5.0)	(34%)

Net margin increased for the three months ended June 30, 2012, compared with the same period last year, primarily as a result of the following:

•	an increase of $1.3 million due to higher natural gas storage margins due to contract renegotiations and increased short-term storage activity as a result of periods of higher electric demand;
•
an increase of $1.0 million from higher transportation margins due to higher contracted capacity with natural gas producers on our intrastate pipelines, offset partially by lower contracted capacity on Midwestern Gas Transmission; offset partially by

•	a decrease of $1.0 million due to lower realized prices on our retained fuel position, offset partially by higher retained fuel volumes.

Operating costs decreased for the three months ended June 30, 2012, compared with the same period last year, primarily as a result of lower employee-related costs associated with incentive and benefit plans.

Net margin decreased for the six months ended June 30, 2012, compared with the same period last year, primarily as a result of a decrease of $3.7 million due primarily to lower prices on our net retained fuel position, offset partially by higher retained fuel volumes.

Operating costs decreased for the six months ended June 30, 2012, compared with the same period last year, primarily as a result of lower employee-related costs associated with incentive and benefit plans.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information (a)	2012	2011	2012	2011
Natural gas transportation capacity contracted (MDth/d)	5,236	5,295	5,394	5,466
Transportation capacity subscribed (b)	87%	88%	89%	90%
Average natural gas price
Mid-Continent region ($/MMBtu)	$2.17	$4.18	$2.27	$4.14
(a) - Includes volumes for consolidated entities only.
(b) - Prior periods have been recast to reflect current estimated capacity.

Natural gas transportation capacity contracted for the three and six months ended June 30, 2012, decreased compared with the same periods last year due primarily to lower subscribed capacity on Midwestern Gas Transmission due to narrower natural gas price location differentials between the markets it serves, offset partially by higher subscribed capacity with producers to transport their increasing natural gas supply to market on our intrastate pipelines.

Our pipelines primarily serve end-users, such as natural gas distribution companies and electric-generation companies that require natural gas to operate their businesses regardless of location price differentials.  The development of shale gas and other resource areas has continued to increase available natural gas supply and has caused natural gas prices to decrease and location and seasonal price differentials to narrow.  As additional supply is being developed, we have begun to contract with producers for firm transportation capacity from supply locations in western Oklahoma and Texas.  The firm capacity contracted with producers has helped offset the decrease in contracted capacity by certain customers that are focused on capturing location or seasonal price differentials on some of our pipelines, particularly Midwestern Gas Transmission.  The abundance of shale natural gas supply and new regulations on emissions from coal-fired electric-generation plants may also increase the demand for our services from electric-generation companies if they were to convert to a natural gas fuel source.  Overall, we expect our fee-based earnings to remain relatively stable in the future as the development of shale and other resource areas continue.

Our operating information above does not include our 50-percent interest in Northern Border Pipeline.  Substantially all of Northern Border Pipeline’s long-haul transportation capacity has been contracted through March 2013, and two-thirds of its long-haul capacity has been contracted through 2014.  Northern Border Pipeline operates pursuant to a 2007 rate case settlement and is required to file a rate case or reach a new settlement with its shippers on or before December 31, 2012, which may impact our future equity earnings from Northern Border Pipeline.

Natural Gas Liquids

Overview - Our natural gas liquids assets consist of facilities that gather, fractionate, distribute and treat NGLs and store NGL products primarily in Oklahoma, Kansas and Texas where we provide nondiscretionary services to producers of NGLs.  We own or have an ownership interest in FERC-regulated natural gas liquids gathering and distribution pipelines in Oklahoma, Kansas, Texas, Wyoming and Colorado, and terminal and storage facilities in Missouri, Nebraska, Iowa and Illinois.  We also own FERC-regulated natural gas liquids distribution and refined petroleum products pipelines in Kansas,

Missouri, Nebraska, Iowa, Illinois and Indiana that connect our Mid-Continent assets with Midwest markets, including Chicago, Illinois.  The majority of the pipeline-connected natural gas processing plants in Oklahoma, Kansas and the Texas Panhandle, which extract NGLs from unprocessed natural gas, are connected to our gathering systems.  We own and operate truck and rail-loading and unloading facilities that interconnect with our fractionation and pipeline assets.  Through recent expansions to our rail facilities in Kansas, we began receiving raw NGLs transported by rail from the Williston Basin to our Kansas fractionation facilities in early 2012.  We will continue to receive these Williston Basin NGLs through our rail-loading facilities until construction is completed on our Bakken NGL Pipeline, which is expected to be in service in the first half of 2013.

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

•
Our pipeline transportation business transports unfractionated NGLs, finished NGL products and refined petroleum products primarily under our FERC-regulated tariffs.  Tariffs specify the maximum rates we can charge our customers and the general terms and conditions for NGL transportation service on our pipelines.

•
Our isomerization business captures the price differential when normal butane is converted into the more valuable iso-butane at our isomerization unit in Conway, Kansas.  Iso-butane is used in the refining industry to increase the octane of motor gasoline.

•	Our storage business collects fees to store NGLs at our Mid-Continent and Gulf Coast facilities.

Growth Projects - Our growth strategy in the Natural Gas Liquids segment is focused around the oil and NGL-rich natural gas drilling activity in shale and other resource areas from the Rocky Mountain region through the Mid-Continent region into Texas.  Increasing crude oil, natural gas and NGL production resulting from this activity and higher petrochemical industry demand for NGL products have required additional capital investments to expand our infrastructure to bring these commodities from supply basins to market.  Expansion of the petrochemical industry in the United States is expected to increase ethane demand significantly over the next five years, and international demand for propane is expected to impact the NGL market in the future.  Our Natural Gas Liquids segment is investing approximately $2.4 billion to $2.9 billion in NGL-related projects through 2014.  These investments will accommodate the transportation and fractionation of growing NGL supplies from the shale and other resource areas across our asset base and alleviate infrastructure constraints between the Mid-Continent and Texas Gulf Coast regions to meet the increasing petrochemical industry and NGL export demand in the Gulf Coast.  Over time, these growing fee-based NGL volumes will fill a portion of the capacity used to capture the NGL price differentials between the two market centers.  In addition, we believe the NGL price differentials between the Mid-Continent and Gulf Coast market centers will narrow over the long term as new fractionators and pipelines, including our growth projects discussed below, begin to alleviate constraints affecting NGL prices and location price differential between the two market centers.

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

MB-2 Fractionator - We are constructing a new 75 MBbl/d fractionator, MB-2, near our storage facility in Mont Belvieu, Texas.  The Texas Commission on Environmental Quality (TCEQ) approved our permit application to build this fractionator.  Construction began in June 2011 and is expected to be completed in the third quarter of 2013.  The cost of the new fractionator is estimated to be $300 million to $390 million, excluding AFUDC.  We have multi-year supply commitments from producers and natural gas processors for all of the fractionator’s capacity.

MB-3 Fractionator - In July 2012, we announced plans to construct a new 75 MBbl/d fractionator, MB-3, near our storage facility in Mont Belvieu, Texas.  In addition, we plan to expand and upgrade our existing natural gas liquids gathering and pipeline infrastructure, including new connections to natural gas processing facilities and increasing the capacity of the Arbuckle and Sterling II NGL pipelines.  The MB-3 fractionator and related infrastructure are expected to cost approximately $525 million to $575 million, excluding AFUDC.  The MB-3 fractionator is expected to be completed in the fourth quarter of 2014.  Supply commitments from third-party natural gas processors are in various stages of negotiation.

Ethane/Propane Splitter - In July 2012, we announced plans to construct a new 40 MBbl/d ethane/propane splitter at our Mont Belvieu storage facility to split ethane/propane mix into purity ethane in order to meet the growing needs of petrochemical-industry customers.  The facility will be capable of producing 32 MBbl/d of purity ethane and 8 MBbl/d of propane and is expected to be in service during the second quarter of 2014.  The ethane/propane splitter is expected to cost approximately $45 million, excluding AFUDC.

Bakken NGL Pipeline and related projects - We are building a 525- to 615-mile natural gas liquids pipeline, the Bakken NGL Pipeline, to transport unfractionated NGLs from the Williston Basin to the Overland Pass Pipeline.  In July 2012, we announced plans to invest an additional $100 million to install additional pump stations on the Bakken NGL Pipeline to increase its capacity to 135 MBbl/d from an initial capacity of 60 MBbl/d.  The unfractionated NGLs then will be delivered to our existing natural gas liquids fractionation and distribution infrastructure in the Mid-Continent.  Project costs for the new pipeline, including the expansion, are estimated to be $550 million to $650 million, excluding AFUDC.  NGL supply commitments for the Bakken NGL Pipeline will be anchored by NGL production from our natural gas processing plants and third-party natural gas processors in the Williston Basin.  The 12-inch diameter pipeline is expected to be in service during the first half of 2013, and the expansion is expected to be completed in the third quarter of 2014.

The unfractionated NGLs from the Bakken NGL Pipeline and other supply sources under development in the Rocky Mountain region will require installing additional pump stations and expanding existing pump stations on the Overland Pass Pipeline in which we own a 50-percent equity interest.  These additions and expansions will increase the capacity of the Overland Pass Pipeline to 255 MBbl/d.  Our anticipated share of the costs for this project is estimated to be $35 million to $40 million, excluding AFUDC.

Bushton Fractionator expansion - To accommodate the additional volumes from the Bakken NGL Pipeline, we are investing $110 million to $140 million, excluding AFUDC, to expand and upgrade our existing fractionation capacity at Bushton, Kansas, increasing our capacity to 210 MBbl/d from 150 MBbl/d.  This project is expected to be in service during the fourth quarter of 2012.

Cana-Woodford Shale and Granite Wash projects - We have constructed approximately 230 miles of natural gas liquids pipelines that have expanded our existing Mid-Continent natural gas liquids gathering system in the Cana-Woodford Shale and Granite Wash areas.  These pipelines have expanded our capacity to transport unfractionated NGLs from these Mid-Continent supply areas to fractionation facilities in Oklahoma and Texas and distribute NGL products to the Mid-Continent, Gulf Coast and upper Midwest market centers.  The pipelines are connected to three new third-party natural gas processing facilities and to three existing third-party natural gas processing facilities that have been expanded.  Additionally, we have installed additional pump stations on our Arbuckle Pipeline to increase its capacity to 240 MBbl/d.  These projects are expected to add, through multi-year supply contracts, approximately 75 to 80 MBbl/d of unfractionated NGLs, to our existing natural gas liquids gathering systems.  These projects were placed in service in April 2012 and cost approximately $220 million, excluding AFUDC.

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

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2012 vs. 2011		2012 vs. 2011
Financial Results	2012	2011	2012	2011	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$1,739.9	$2,406.9	$3,949.8	$4,558.7	$(667.0)	(28%)	$(608.9)	(13%)
Exchange service and storage revenues	163.1	130.5	318.5	247.4	32.6	25%	71.1	29%
Transportation revenues	13.3	14.0	30.9	31.3	(0.7)	(5%)	(0.4)	(1%)
Cost of sales and fuel	1,690.9	2,360.5	3,830.1	4,486.2	(669.6)	(28%)	(656.1)	(15%)
Net margin	225.4	190.9	469.1	351.2	34.5	18%	117.9	34%
Operating costs	57.9	49.5	109.8	93.5	8.4	17%	16.3	17%
Depreciation and amortization	18.3	15.7	35.6	31.0	2.6	17%	4.6	15%
Gain (loss) on sale of assets	(0.1)	-	(0.1)	(0.3)	(0.1)	(100%)	0.2	67%
Operating income	$149.1	$125.7	$323.6	$226.4	$23.4	19%	$97.2	43%

Equity earnings from investments	$5.9	$5.2	$11.6	$10.0	$0.7	13%	$1.6	16%
Capital expenditures	$196.5	$128.6	$349.2	$156.2	$67.9	53%	$193.0	*
* Percentage change is greater than 100 percent.

NGL price differentials between Conway, Kansas, and Mont Belvieu, Texas, were wider for the three and six months ended June 30, 2012, compared with the same periods last year.  The increase in NGL price differentials had a significant favorable impact on our margins.  The decrease in revenues and cost of sales were the result of lower commodity prices for the three and six months ended June 30, 2012, compared with the same periods last year.  NGL prices have decreased in 2012 due primarily to increased NGL supply from the development of NGL-rich areas and lower NGL demand during the second quarter of 2012 because of scheduled maintenance at Gulf Coast petrochemical plants, as well as lower crude oil prices.

Net margin increased for the three months ended June 30, 2012, compared with the same period last year, primarily as a result of the following:

•
an increase of $18.0 million related to higher NGL volumes gathered in the Mid-Continent and Rocky Mountain regions and Texas, higher NGL volumes fractionated in the Mid-Continent region and contract renegotiations for higher fees associated with our NGL exchange services activities, offset partially by lower volumes fractionated in Texas due to scheduled maintenance in May 2012 at our Mont Belvieu fractionation facility;

•
an increase of $10.9 million in optimization and marketing margins, which resulted from a $24.8 million increase from more favorable NGL price differentials and additional transportation capacity available for optimization activities from our completed expansions of the Arbuckle and Sterling I pipelines that enabled the increased transportation of NGLs between the Conway, Kansas, and Mont Belvieu, Texas, NGL market centers.  This increase was offset partially by a $13.8 million decrease due primarily to lower NGL product sales and higher NGL inventory held as a result of the scheduled maintenance of our Mont Belvieu fractionation facility.  We expect to fractionate the NGL inventory and realize margins resulting from the physical-forward sale of this inventory by the end of 2012;

•	an increase of $6.0 million due to higher storage margins as a result of contract renegotiations at higher fees; and
•
an increase of $1.6 million related to higher isomerization margins resulting from wider price differentials between normal butane and iso-butane, offset partially by lower isomerization volumes; offset partially by

•	a decrease of $2.2 million due to the impact of operational measurement losses.

Net margin increased for the six months ended June 30, 2012, compared with the same period last year, primarily as a result of the following:

•
an increase of $71.2 million in optimization and marketing margins, which resulted from an $84.8 million increase from more favorable NGL price differentials and additional fractionation and transportation capacity available for optimization activities made available by our 60 MBbl/d fractionation-services agreement with Targa Resources Partners that began in the second quarter 2011 and our completed expansions of the Arbuckle and Sterling I pipelines that enabled the increased transportation of NGLs between the Conway, Kansas, and Mont Belvieu, Texas, NGL market centers.  This increase was offset partially by a $13.8 million decrease due primarily to lower NGL product sales and higher NGL inventory held as a result of the scheduled maintenance of our Mont Belvieu fractionation facility.  We expect to fractionate the NGL inventory and realize margins resulting from the physical-forward sale of this inventory by the end of 2012;

•
an increase of $35.8 million related to higher NGL volumes gathered and fractionated in Texas and the Mid-Continent and Rocky Mountain regions and contract renegotiations for higher fees associated with our NGL exchange services activities, offset partially by higher costs associated with NGL volumes fractionated by third parties;

•	an increase of $8.7 million due to higher storage margins as a result of contract renegotiations at higher fees; and
•
an increase of $4.2 million due to the impact of operational measurement losses of approximately $1.1 million in the first six months of 2012 compared with losses of approximately $5.3 million in the same period last year; offset partially by

•	a decrease of $1.9 million related to lower isomerization volumes, offset partially by wider price differentials between normal butane and iso-butane.

Operating costs increased for the three months ended June 30, 2012, compared with last year, primarily as a result of the following:

•
an increase of $4.9 million from higher materials and outside services expenses associated primarily with scheduled maintenance and the growth of our operations related to our completed capital projects; and

•	an increase of $1.9 million due to higher labor costs and employee-related costs associated with the growth of our operations related to our completed capital projects.

Operating costs increased for the six months ended June 30, 2012, compared with last year, primarily as a result of the following:

•
an increase of $7.7 million from higher materials and outside services expenses associated primarily with scheduled maintenance and the growth of our operations related to our completed capital projects; and

•	an increase of $5.1 million due to higher labor costs and employee-related costs associated with the growth of our operations related to our completed capital projects.

Depreciation and amortization expense increased for the three and six months ended June 30, 2012, compared with the same periods last year, due primarily to the depreciation associated with our completed capital projects.

Equity earnings increased for the three and six months ended June 30, 2012, due primarily to higher earnings on Overland Pass Pipeline Company in which we own a 50-percent interest, resulting primarily from higher volumes transported.

Capital expenditures increased for the three and six months ended June 30, 2012, compared with the same periods last year, due primarily to expenditures related to our growth projects discussed above.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information	2012	2011	2012	2011
NGL sales (MBbl/d)	506	482	508	480
NGLs fractionated (MBbl/d) (a)	529	541	557	518
NGLs transported-gathering lines (MBbl/d) (b)	523	432	511	415
NGLs transported-distribution lines (MBbl/d) (b)	478	462	481	462
Conway-to-Mont Belvieu OPIS average price differential
Ethane in ethane/propane mix ($/gallon)	$0.23	$0.20	$0.24	$0.17
(a) - Includes volumes fractionated at company-owned and third-party facilities.
(b) - Includes volumes for consolidated entities only.

NGLs fractionated decreased in the three months ended June 30, 2012, compared to the same period last year, due to the scheduled maintenance at our Mont Belvieu fractionation facility in May 2012, offset partially by increased production from our Mid-Continent fractionation facilities.  NGLs fractionated increased for the six months ended June 30, 2012, compared with the same period last year, due primarily to additional Gulf Coast fractionation capacity made available by our 60 Mbl/d fractionation services agreement with Targa Resources Partners that began in the second quarter of 2011, offset partially by the scheduled maintenance at our Mont Belvieu fractionation facility that occurred in May 2012.

NGLs gathered increased for the three and six months ended June 30, 2012, compared with the same periods last year, due primarily to increased throughput from existing connections in Texas and the Mid-Continent and Rocky Mountain regions, and new supply connections in the Mid-Continent and Rocky Mountain regions.  The increased capacity in the Mid-Continent and Texas was made available through our Cana-Woodford Shale and Granite Wash projects, which were placed in service in April 2012.

NGLs transported on distribution lines increased for the three and six months ended June 30, 2012, compared with the same periods last year, due primarily to our Sterling I pipeline expansion.

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

In the first six months of 2012, we utilized cash from operations, our commercial paper program and proceeds from our March 2012 equity issuance to fund our short-term liquidity needs.  We also used proceeds from our March 2012 equity issuance to fund our capital projects as part of our long-term financing plan.  See discussion below under “Debt Issuance and Maturity” for more information.

Our ability to continue to access capital markets for debt and equity financing under reasonable terms depends on our financial condition, credit ratings and market conditions.  We expect to fund our future capital expenditures with short- and long-term debt, the issuance of equity and operating cash flows.

Capital Structure - The following table sets forth our capitalization structure as of the dates indicated:

	June 30,	December 31,
	2012	2011
Long-term debt	44%	53%
Equity	56%	47%

Debt (including notes payable)	44%	53%
Equity	56%	47%

Short-term Liquidity - Our principal sources of short-term liquidity consist of cash generated from operating activities and our commercial paper program, which is supported by our Partnership 2011 Credit Agreement.

The total amount of short-term borrowings authorized by our general partner’s Board of Directors is $2.5 billion.  At June 30, 2012, we had $24.0 million of commercial paper outstanding, no letters of credit issued and no borrowings outstanding under our Partnership 2011 Credit Agreement.  At June 30, 2012, we had approximately $92.2 million of cash and $1.2 billion of credit available under the Partnership 2011 Credit Agreement.  As of June 30, 2012, we could have issued $4.8 billion of short- and long-term debt to meet our liquidity needs under the most restrictive provisions contained in our various borrowing agreements.  Based on the forward LIBOR curve, we expect the interest rates on our short-term borrowings to increase in 2012, compared with interest rates on amounts during 2011.

Our Partnership 2011 Credit Agreement contains certain financial, operational and legal covenants.  Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our Partnership 2011 Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1.  If we consummate one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter of the acquisition and the two following quarters. Upon breach of certain covenants by us in our Partnership 2011 Credit Agreement, amounts outstanding under our Partnership 2011 Credit Agreement, if any, may become due and payable immediately.  At June 30, 2012, our ratio of indebtedness to adjusted EBITDA was 2.3 to 1, and we were in compliance with all covenants under our Partnership 2011 Credit Agreement.

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

Effective August 1, 2012, we extended the maturity date of our Partnership 2011 Credit Agreement from August 1, 2016, to August 1, 2017, pursuant to an extension agreement between us and the lenders.

Recent events in the European economy could impact European banks.  Various European-based banks participate in our Partnership 2011 Credit Agreement, representing an aggregate of $342 million in committed capacity.  These banks are of significant scale and international diversification, which we believe minimizes the risk of these banks being unable to fulfill their commitments to us under the Partnership 2011 Credit Agreement.  Should any of these banks be unable to fund any future borrowings under our credit agreement, we believe other funding sources would likely be available to replace the commitments of the European banks in our Partnership 2011 Credit Agreement.

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

Interest-rate swaps - At June 30, 2012, we had forward-starting interest-rate swaps with notional amounts totaling $1.0 billion.  In July 2012, we entered into additional forward-starting interest-rate swaps with settlement dates greater than 12 months and notional amounts totaling $400.0 million.  The purpose of these swaps is to hedge the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued.

Capital Expenditures - Our capital expenditures are financed typically through operating cash flows, short- and long-term debt and the issuance of equity.  Capital expenditures were $636.2 million and $410.2 million for the six months ended June 30, 2012 and 2011, respectively.  We classify expenditures that are expected to generate additional revenue or significant operating efficiencies as growth capital expenditures.  Maintenance capital expenditures are those required to maintain existing operations and do not generate additional revenues.

The following table summarizes our 2012 projected growth and maintenance capital expenditures, excluding AFUDC:

	Growth	Maintenance	Total
	(Millions of dollars)
Natural Gas Gathering and Processing	$649	$27	$676
Natural Gas Pipelines	9	32	41
Natural Gas Liquids	1,279	49	1,328
Total projected capital expenditures	$1,937	$108	$2,045

Credit Ratings - Our long-term debt credit ratings as of June 30, 2012, are shown in the table below:

Rating Agency	Rating	Outlook
Moody’s	Baa2	Stable
S&P	BBB	Stable

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

The following table sets forth cash distributions paid, including our general partner’s incentive distribution interests, during the periods indicated:

	Six Months Ended
	June 30,
	2012	2011
	(Millions of dollars)
Common unitholders	$173.0	$149.8
Class B unitholders	90.9	83.6
General partner	88.1	64.2
Noncontrolling interests	0.3	0.3
Total cash distributions paid	$352.3	$297.9

In the six months ended June 30, 2012 and 2011, cash distributions paid to our general partner included incentive distributions of $81.1 million and $58.3 million, respectively.

In July 2012, our general partner declared a cash distribution of $0.66 per unit ($2.64 per unit on an annualized basis) for the second quarter of 2012, an increase of 2.5 cents from the previous quarter, which will be paid on August 15, 2012, to unitholders of record at the close of business on August 6, 2012.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Six Months Ended		Variances
	June 30,		2012 vs. 2011
	2012	2011	Increase (Decrease)
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$430.0	$500.9	$(70.9)
Investing activities	(627.2)	(395.4)	(231.8)
Financing activities	254.3	325.8	(71.5)
Change in cash and cash equivalents	57.1	431.3	(374.2)
Cash and cash equivalents at beginning of period	35.1	0.9	34.2
Cash and cash equivalents at end of period	$92.2	$432.2	$(340.0)

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

Cash flows from operating activities, before changes in operating assets and liabilities, were $551.5 million for the six months ended June 30, 2012, compared with $406.1 million for the same period in 2011.  The increase was due primarily to an increase in net margin as discussed in “Financial Results and Operating Information” and higher distributed earnings from our unconsolidated affiliates.

The changes in operating assets and liabilities decreased operating cash flows $121.5 million for the six months ended June 30, 2012, compared with an increase of $94.9 million for the same period in 2011.  The change is due primarily to the increase in natural gas and natural gas liquids volumes in storage, offset partially by lower commodity prices.  The change is also due to the change in accounts receivable resulting from the timing of invoicing customers and receipt of cash, as well as accounts payable and the timing of the receipt of invoices from and payments to vendors and suppliers, which vary from period to period.

Investing Cash Flows - Cash used in investing activities increased for the six months ended June 30, 2012, compared with the same period in 2011, due primarily to increased capital expenditures on our growth projects in our Natural Gas Gathering and Processing and Natural Gas Liquids segments.

Financing Cash Flows - Cash provided by financing activities decreased during the six months ended June 30, 2012, compared with the same period in 2011.  The change is a result of increased net proceeds of $938.6 million from our equity issuances in 2012, offset by a $350 million debt maturity and higher cash distributions, compared with the same period in 2011, which included a $1.3 billion debt issuance, a $225 million debt maturity and a net repayment of $430 million of commercial paper.

REGULATORY

Financial Markets Legislation - The Dodd-Frank Act represents a far-reaching overhaul of the framework for regulation of United States financial markets.  Various regulatory agencies, including the SEC and the CFTC, have proposed regulations for implementation of many of the provisions of the Dodd-Frank Act.  The CFTC has issued final regulations for certain provisions of the Dodd-Frank Act, but others remain outstanding.  In July 2012, the CFTC issued an order that further defers the effective date of the provisions of the Dodd-Frank Act that require a rulemaking, such as definitions of certain terms, until the earlier of the effective date of the final rule defining the referenced terms or December 31, 2012.  The CFTC issued the definitional rules in late May and early July 2012 that will become effective 60 days after publication in the Federal Register.  We are reviewing the rules to ascertain how we may be affected by them.  Based on our assessment of the regulations issued to date and those proposed, we expect to be able to continue to participate in financial markets for hedging certain risks inherent in our business, including commodity and interest-rate risks; however, the capital requirements and costs of hedging may increase as a result of the legislation.  We also may incur additional costs associated with our compliance with the new regulations and anticipated additional record keeping, reporting and disclosure obligations; however, we do not believe the costs will be material.  These requirements could affect adversely market liquidity and pricing of derivative contracts making it more difficult to execute our risk-management strategies in the future.  Also, the anticipated increased costs of compliance by dealers and counterparties likely will be passed on to customers, which could decrease the benefits of hedging to us and could reduce our profitability and liquidity.

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

Pipeline Safety - We are subject to Pipeline and Hazardous Materials Safety Administration regulations, including integrity- management regulations.  The Pipeline Safety Improvement Act of 2002 requires pipeline companies operating high-pressure pipelines to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated high-consequence areas.  In January 2012, The Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 was signed into law.  The new law increased the maximum penalties for violating federal pipeline safety regulations and directs the DOT and Secretary of Transportation to conduct further review or studies on issues that may or may not be material to us.  These issues include but are not limited to:

•	an evaluation of whether hazardous natural gas liquids and natural gas pipeline integrity-management requirements should be expanded beyond current high consequence areas;
•	a review of all natural gas and hazardous natural gas liquid gathering pipeline exemptions;

•	a verification of records for pipelines in class 3 and 4 locations and high-consequence areas to confirm maximum allowable operating pressures; and
•	a requirement to test pipelines previously untested in high-consequence areas operating above 30 percent yield strength.

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

In July 2011, the EPA issued a proposed rule that would change the air emission New Source Performance Standards, also known as NSPS, and Maximum Achievable Control Technology requirements applicable to the oil and gas industry, including natural gas production, processing, transmission and underground storage.  In April 2012, the EPA released the final rule, which includes new NSPS and air toxic standards for a variety of sources within natural gas processing plants, oil and natural gas production facilities and natural gas transmission stations.  The rule also regulates emissions from the hydraulic fracturing of wells for the first time.  The EPA’s final rule reflects significant changes from the proposal issued in 2011 and allows for more manageable compliance options.  The NSPS final rule will become effective after it is published in the Federal Register.  It will require expenditures for updated emissions controls, monitoring and record keeping requirements at affected facilities.  We do not expect these expenditures to have a material impact on our results of operations, financial position or cash flows.

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

Environmental Footprint - Our environmental and climate change strategy focuses on taking steps to minimize the impact of our operations on the environment.  These strategies include:  (i) developing and maintaining an accurate greenhouse gas emissions inventory according to current rules issued by the EPA; (ii) improving the efficiency of our various pipelines, natural gas processing facilities and natural gas liquids fractionation facilities; (iii) following developing technologies for emissions control; and (iv) following developing technologies to capture carbon dioxide to keep it from reaching the atmosphere.

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

•	our ability to access capital at competitive rates or on terms acceptable to us;
•	risks associated with adequate supply to our gathering, processing, fractionation and pipeline facilities, including production declines that outpace new drilling;
•	the risk that material weaknesses or significant deficiencies in our internal control over financial reporting could emerge or that minor problems could become significant;
•	the impact and outcome of pending and future litigation;
•	the ability to market pipeline capacity on favorable terms, including the effects of:
-	future demand for and prices of natural gas, NGLs and crude oil;
-	competitive conditions in the overall energy market;
-	availability of supplies of Canadian and United States natural gas and crude oil; and
-	availability of additional storage capacity;
•	performance of contractual obligations by our customers, service providers, contractors and shippers;

•	the timely receipt of approval by applicable governmental entities for construction and operation of our pipeline and other projects and required regulatory clearances;
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

INTEREST RATE RISK

At June 30, 2012, we had forward-starting interest-rate swaps with notional amounts totaling $1.0 billion.  In July 2012, we entered into additional forward-starting interest-rate swaps with settlement dates greater than 12 months and notional amounts totaling $400.0 million.  The purpose of these swaps is to hedge the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the second quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following exhibits are filed as part of this Quarterly Report:

Exhibit No.                      Exhibit Description

31.1	Certification of John W. Gibson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert F. Martinovich pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John W. Gibson pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Robert F. Martinovich pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

10.1	Extension Agreement dated August 1, 2012, among ONEOK Partners, L.P., as Borrower, each of the existing Lenders, and Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definitions Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011; (iv) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; (vi) Consolidated Statement of Changes in Equity for the six months ended June 30, 2012; and (vii) Notes to Consolidated Financial Statements.  We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

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

ONEOK PARTNERS, L.P.
By: ONEOK Partners GP, L.L.C., its General Partner

Date: August 1, 2012	By: /s/ Robert F. Martinovich
Robert F. Martinovich
Executive Vice President,
Chief Financial Officer and Treasurer
(Signing on behalf of the Registrant)