Form 10-Q
period 2012-09-30
ONEOK Partners LP
filed 2012-10-31
CIK 909281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2012
Common units	146,827,354 units
Class B units	72,988,252 units

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

INFORMATION AVAILABLE ON OUR WEBSITE

We make available, free of charge, on our website (www.oneokpartners.com) copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act and reports of holdings of our securities filed by our officers and directors under Section 16 of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.  Copies of our Code of Business Conduct and Ethics, Governance Guidelines, Partnership Agreement and the written charter of our Audit Committee are also available on our website, and we will provide copies of these documents upon request.  Our website and any contents thereof are not incorporated by reference into this report.

We also make available on our website the Interactive Data Files required to be submitted and posted pursuant to Rule 405 of Regulation S-T.

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2011
ASU	Accounting Standards Update
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
Bbl/d	Barrels per day
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Bcf/d	Billion cubic feet per day
Btu(s)	British thermal units, a measure of the amount of heat required to raise the temperature of one pound of water one degree Fahrenheit
CFTC	Commodities Futures Trading Commission
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Act, as amended
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOT	United States Department of Transportation
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
Guardian Pipeline	Guardian Pipeline, L.L.C.
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK Partners, L.P.
KCC	Kansas Corporation Commission
LIBOR	London Interbank Offered Rate
MBbl	Thousand barrels
MBbl/d	Thousand barrels per day
MDth/d	Thousand dekatherms per day
Midwestern Gas Transmission	Midwestern Gas Transmission Company
MMBbl	Million barrels
MMBtu	Million British thermal units
MMBtu/d	Million British thermal units per day
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
Natural Gas Policy Act	Natural Gas Policy Act of 1978, as amended
NBP Services	NBP Services, LLC, a wholly owned subsidiary of ONEOK
NGL products	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
NGL(s)	Natural gas liquid(s)
NYMEX	New York Mercantile Exchange
OCC	Oklahoma Corporation Commission
OKTex Pipeline	OkTex Pipeline Company, L.L.C.
ONEOK	ONEOK, Inc.
ONEOK Partners GP	ONEOK Partners GP, L.L.C., a wholly owned subsidiary of ONEOK and our sole general partner
OPIS	Oil Price Information Service
Partnership Agreement	Third Amended and Restated Agreement of Limited Partnership of ONEOK Partners, L.P., as amended
Partnership 2011 Credit Agreement	The Partnership’s $1.2 billion Revolving Credit Agreement dated August 1, 2011
POP	Percent of Proceeds

Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
S&P	Standard & Poor’s Rating Services
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
TransCanada	TransCanada Corporation
Viking Gas Transmission	Viking Gas Transmission Company
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2012	2011	2012	2011
	(Thousands of dollars, except per unit amounts)
Revenues	$2,547,460	$2,903,576	$7,266,354	$8,187,405
Cost of sales and fuel	2,127,723	2,509,570	6,024,065	7,104,305
Net margin	419,737	394,006	1,242,289	1,083,100
Operating expenses
Operations and maintenance	110,268	96,211	319,905	291,346
Depreciation and amortization	49,754	45,221	150,024	131,665
General taxes	10,908	10,095	40,505	37,284
Total operating expenses	170,930	151,527	510,434	460,295
Gain (loss) on sale of assets	(420)	(69)	603	(791)
Operating income	248,387	242,410	732,458	622,014
Equity earnings from investments (Note H)	28,591	32,029	92,380	93,665
Allowance for equity funds used during construction	3,302	759	6,126	1,625
Other income	2,971	82	6,567	960
Other expense	(472)	(7,167)	(2,104)	(6,249)
Interest expense (net of capitalized interest of $11,328, $5,967, $29,472 and $12,716, respectively)	(47,776)	(55,735)	(148,110)	(170,626)
Income before income taxes	235,003	212,378	687,317	541,389
Income taxes	(2,626)	(2,554)	(9,396)	(9,253)
Net income	232,377	209,824	677,921	532,136
Less: Net income attributable to noncontrolling interests	102	138	336	416
Net income attributable to ONEOK Partners, L.P.	$232,275	$209,686	$677,585	$531,720
Limited partners’ interest in net income:
Net income attributable to ONEOK Partners, L.P.	$232,275	$209,686	$677,585	$531,720
General partner’s interest in net income	(59,807)	(37,731)	(163,210)	(105,376)
Limited partners’ interest in net income	$172,468	$171,955	$514,375	$426,344
Limited partners’ net income per unit, basic and diluted (Note G)	$0.78	$0.84	$2.38	$2.09
Number of units used in computation (thousands)	219,816	203,816	216,241	203,816
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2012	2011	2012	2011
	(Thousands of dollars)
Net income	$232,377	$209,824	$677,921	$532,136
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	(19,361)	(27,460)	1,637	(38,118)
Realized (gains) losses on derivatives recognized in net income	(19,852)	604	(42,647)	4,470
Total other comprehensive income (loss)	(39,213)	(26,856)	(41,010)	(33,648)
Comprehensive income	193,164	182,968	636,911	498,488
Less: Comprehensive income attributable to noncontrolling interests	102	138	336	416
Comprehensive income attributable to ONEOK Partners, L.P.	$193,062	$182,830	$636,575	$498,072
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
(Unaudited)	2012	2011
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$963,648	$35,091
Accounts receivable, net	815,403	922,237
Affiliate receivables	14,361	4,132
Gas and natural gas liquids in storage	327,219	202,186
Commodity imbalances	56,861	62,884
Other current assets	103,247	79,343
Total current assets	2,280,739	1,305,873
Property, plant and equipment
Property, plant and equipment	7,977,062	6,963,652
Accumulated depreciation and amortization	1,393,668	1,259,697
Net property, plant and equipment	6,583,394	5,703,955
Investments and other assets
Investments in unconsolidated affiliates (Note H)	1,218,282	1,223,398
Goodwill and intangible assets	647,788	653,537
Other assets	62,390	59,913
Total investments and other assets	1,928,460	1,936,848
Total assets	$10,792,593	$8,946,676
Liabilities and equity
Current liabilities
Current maturities of long-term debt	$7,851	$361,062
Notes payable (Note D)	—	—
Accounts payable	972,192	1,049,284
Affiliate payables	44,228	41,096
Commodity imbalances	213,771	202,542
Other current liabilities	156,980	234,645
Total current liabilities	1,395,022	1,888,629
Long-term debt, excluding current maturities (Note E)	4,805,301	3,515,566
Deferred credits and other liabilities	121,871	95,969
Commitments and contingencies (Note J)
Equity (Note F)
ONEOK Partners, L.P. partners’ equity:
General partner	147,228	106,936
Common units: 146,827,354 and 130,827,354 units issued and outstanding at September 30, 2012 and December 31, 2011, respectively	2,948,360	1,959,437
Class B units: 72,988,252 units issued and outstanding at September 30, 2012 and December 31, 2011	1,462,097	1,426,115
Accumulated other comprehensive loss	(92,098)	(51,088)
Total ONEOK Partners, L.P. partners’ equity	4,465,587	3,441,400
Noncontrolling interests in consolidated subsidiaries	4,812	5,112
Total equity	4,470,399	3,446,512
Total liabilities and equity	$10,792,593	$8,946,676
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended
	September 30,
(Unaudited)	2012	2011
	(Thousands of dollars)
Operating activities
Net income	$677,921	$532,136
Depreciation and amortization	150,024	131,665
Allowance for equity funds used during construction	(6,126)	(1,625)
Loss (gain) on sale of assets	(603)	791
Deferred income taxes	5,863	4,999
Equity earnings from investments	(92,380)	(93,665)
Distributions received from unconsolidated affiliates	92,996	87,151
Changes in assets and liabilities:
Accounts receivable	106,834	(82,595)
Affiliate receivables	(10,229)	(599)
Gas and natural gas liquids in storage	(125,033)	73,970
Accounts payable	(76,592)	91,974
Affiliate payables	3,132	6,713
Commodity imbalances, net	17,252	(67,064)
Other assets and liabilities	(122,539)	(28,549)
Cash provided by operating activities	620,520	655,302
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(1,011,527)	(662,386)
Contributions to unconsolidated affiliates	(21,284)	(51,686)
Distributions received from unconsolidated affiliates	25,756	16,158
Proceeds from sale of assets	1,663	758
Cash used in investing activities	(1,005,392)	(697,156)
Financing activities
Cash distributions:
General and limited partners	(550,978)	(451,480)
Noncontrolling interests	(636)	(343)
Borrowing (repayment) of notes payable, net	—	(429,855)
Issuance of long-term debt, net of discounts	1,295,036	1,295,450
Long-term debt financing costs	(9,635)	(10,986)
Repayment of long-term debt	(358,948)	(233,948)
Issuance of common units, net of issuance costs	919,521	—
Contribution from general partner	19,069	—
Cash provided by financing activities	1,313,429	168,838
Change in cash and cash equivalents	928,557	126,984
Cash and cash equivalents at beginning of period	35,091	898
Cash and cash equivalents at end of period	$963,648	$127,882
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	ONEOK Partners, L.P. Partners’ Equity
(Unaudited)	Common Units	Class B Units	General Partner	Common Units
	(Units)		(Thousands of dollars)
December 31, 2011	130,827,354	72,988,252	$106,936	$1,959,437
Net income	—	—	163,210	339,348
Other comprehensive income (loss)	—	—	—	—
Issuance of common units (Note F)	16,000,000	—	—	919,521
Contribution from general partner (Note F)	—	—	19,069	—
Distributions paid (Note F)	—	—	(141,987)	(269,946)
September 30, 2012	146,827,354	72,988,252	$147,228	$2,948,360
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Continued)
	ONEOK Partners, L.P. Partners’ Equity
(Unaudited)	Class B Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
December 31, 2011	$1,426,115	$(51,088)	$5,112	$3,446,512
Net income	175,027	—	336	677,921
Other comprehensive income (loss)	—	(41,010)	—	(41,010)
Issuance of common units (Note F)	—	—	—	919,521
Contribution from general partner (Note F)	—	—	—	19,069
Distributions paid (Note F)	(139,045)	—	(636)	(551,614)
September 30, 2012	$1,462,097	$(92,098)	$4,812	$4,470,399

ONEOK PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment,” which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  Under the amendments in this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test.  An entity may also resume performing the qualitative assessment in any subsequent period.  We adopted this guidance beginning with our July 1, 2012, goodwill impairment test, and it did not impact our financial position or results of operations.

Goodwill Impairment Test - We assess our goodwill for impairment at least annually on July 1, unless events or changes in circumstances indicate an impairment may have occurred before that time. At July 1, 2012, we assessed qualitative factors to determine whether it was more likely than not that the fair value of each of our reporting units was less than its carrying amount. After assessing qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance), we determined that no further testing was necessary.

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

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for the periods indicated:

	September 30, 2012
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net (b)
	(Thousands of dollars)
Derivatives - commodity
Assets	$—	$19,784	$10,715	$30,499	$(2,572)	$27,927
Liabilities	$—	$(1,760)	$(812)	$(2,572)	$2,572	$—
Derivatives - interest rate
Assets	$—	$7,600	$—	$7,600	$—	$7,600

	December 31, 2011
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net (b)
	(Thousands of dollars)
Derivatives - commodity
Assets	$—	$27,608	$6,119	$33,727	$(3,839)	$29,888
Liabilities	$—	$(837)	$(3,002)	$(3,839)	$3,839	$—
Derivatives - interest rate
Liabilities	$—	$(77,509)	$—	$(77,509)	$—	$(77,509)
(a) - Our derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us.
(b) - Included in other current assets, other assets or other current liabilities in our Consolidated Balance Sheets.

At September 30, 2012, and December 31, 2011, we had no cash collateral held or posted under our master netting arrangements.

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

The following table sets forth a reconciliation of our Level 3 fair value measurements for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivative Assets (Liabilities)	2012	2011	2012	2011
	(Thousands of dollars)
Net assets (liabilities) at beginning of period	$29,862	$(9,091)	$3,117	$1,156
Total realized/unrealized gains (losses):
Included in earnings (a)	—	1,246	—	133
Included in other comprehensive income (loss)	(19,959)	8,294	6,786	(840)
Net assets at end of period	$9,903	$449	$9,903	$449
Total gains for the period included in earnings
attributable to the change in unrealized gains (losses)
relating to assets and liabilities still held as of the end
of the period (a)	$—	$1,230	$—	$1,230
(a) - Included in revenues in our Consolidated Statements of Income.

During the three and nine months ended September 30, 2012, there were no transfers between levels.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable, accounts payable and notes payable is equal to book value, due to the short-term nature of these items.

Our cash and cash equivalents are comprised of bank and money market accounts and are classified as Level 1.  The estimated fair value of the aggregate of our senior notes outstanding, including current maturities, was $5.5 billion and $4.5 billion at September 30, 2012, and December 31, 2011, respectively.  The book value of the aggregate of our senior notes outstanding, including current maturities, was $4.8 billion at September 30, 2012, and $3.9 billion at December 31, 2011.  The estimated fair value of the aggregate of our senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities.  Our long-term debt is classified as Level 2.

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

In our Natural Gas Pipelines segment, we are exposed to commodity price risk because our intrastate and interstate natural gas pipelines retain natural gas from our customers for operations or as part of our fee for services provided.  When the amount of natural gas consumed in operations by these pipelines differs from the amount provided by our customers, our pipelines must buy or sell natural gas, or store or use natural gas from inventory, which can expose us to commodity price risk depending on the regulatory treatment for this activity.  We use physical forward sales or purchases to reduce the impact of price fluctuations related to natural gas.  At September 30, 2012, and December 31, 2011, there were no financial derivative instruments with respect to our natural gas pipeline operations.

In our Natural Gas Liquids segment, we are exposed to basis risk primarily as a result of the relative value of NGL purchases at one location and sales at another location.  To a lesser extent, we are exposed to commodity price risk resulting from the relative values of the various NGL products to each other, NGLs in storage and the relative value of NGLs to natural gas.  We utilize physical forward contracts to reduce the impact of price fluctuations related to NGLs.  At September 30, 2012, and December 31, 2011, there were no financial derivative instruments with respect to our NGL operations.

Interest-rate risk - We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps.  Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts.

We have entered into forward-starting interest-rate swaps designated as cash flow hedges of the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued.  At December 31, 2011, we had interest-rate swaps with notional values totaling $750 million.  During the nine months ended September 30, 2012, we entered into additional interest-rate swaps with notional amounts totaling $650 million. Upon our debt issuance in September 2012, we settled $1 billion of our interest-rate swaps and realized a loss of $124.9 million in accumulated other comprehensive income (loss) that will be amortized to interest expense over the term of the related debt. At September 30, 2012, our remaining interest-rate swaps with notional amounts totaling $400 million have settlement dates greater than 12 months.

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

Fair Values of Derivative Instruments - See Note B for a discussion of the inputs associated with our fair value measurements.  The following table sets forth the fair values of our derivative instruments designated as hedging instruments for the periods indicated:

	September 30, 2012		December 31, 2011
	Assets (a)	(Liabilities) (a)	Assets (b)	(Liabilities) (b)
	(Thousands of dollars)
Commodity contracts - financial	$30,499	$(2,572)	$33,727	$(3,839)
Interest-rate contracts	7,600	—	—	(77,509)
Total derivatives designated as hedging instruments	$38,099	$(2,572)	$33,727	$(81,348)
(a) - Included on a net basis in other current assets and other assets on our Consolidated Balance Sheets.
(b) - Included on a net basis in other current assets, other assets and other current liabilities on our Consolidated Balance Sheets.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments designated as hedging instruments for the periods indicated:

		September 30, 2012		December 31, 2011
	Contract Type	Purchased/ Payor	Sold/ Receiver	Purchased/ Payor	Sold/ Receiver
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Swaps	—	(22.9)	—	(21.5)
- Crude oil and NGLs (MMBbl)	Swaps	—	(2.0)	—	(2.9)
Basis
- Natural gas (Bcf)	Swaps	—	(22.9)	—	(21.5)
Interest-rate contracts (Millions of dollars)	Forward-starting Swaps	$400.0	$—	$750.0	$—

Cash Flow Hedges - At September 30, 2012, our Consolidated Balance Sheet reflected a net unrealized loss of $92.1 million in accumulated other comprehensive income (loss).  The portion of accumulated other comprehensive income (loss) attributable to our commodity derivative financial instruments is a gain of $27.8 million, which will be realized within the next 15 months as the forecasted transactions affect earnings.  If commodity prices remain at the current levels, we will recognize $25.8 million in gains over the next 12 months, and we will recognize $2.0 million in gains thereafter.  The remaining amounts deferred in accumulated other comprehensive income (loss) are primarily attributable to our interest-rate swaps, of which we expect that losses of $9.5 million will be reclassified into earnings during the next 12 months as the hedged items affect earnings. Amounts in accumulated other comprehensive income (loss) attributable to forward-starting interest-rate swaps with settlement dates greater than 12 months will be amortized to interest expense over the life of long-term, fixed-rate debt upon issuance of the debt.

The following table sets forth the effect of cash flow hedges recognized in other comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
Derivatives in Cash Flow Hedging Relationships	September 30,		September 30,
	2012	2011	2012	2011
	(Thousands of dollars)
Commodity contracts	$(18,186)	$39,588	$41,469	$28,930
Interest-rate contracts	(1,175)	(67,048)	(39,832)	(67,048)
Total gain (loss) recognized in other comprehensive income (loss) (effective portion)	$(19,361)	$(27,460)	$1,637	$(38,118)

The following table sets forth the effect of cash flow hedges on our Consolidated Statements of Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Net Income (Effective Portion)	Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2012	2011	2012	2011
		(Thousands of dollars)
Commodity contracts	Revenues	$20,549	$(514)	$43,527	$(4,082)
Interest-rate contracts	Interest expense	(697)	(90)	(880)	(388)
Total gain (loss) reclassified from accumulated other comprehensive income (loss) into net income (effective portion)		$19,852	$(604)	$42,647	$(4,470)

Ineffectiveness related to our cash flow hedges was not material for the three and nine months ended September 30, 2012 and 2011.  In the event that it becomes probable that a forecasted transaction will not occur, we would discontinue cash flow hedge treatment, which would affect earnings.  There were no gains or losses due to the discontinuance of cash flow hedge treatment during the three and nine months ended September 30, 2012 and 2011.

Credit Risk - All of our commodity derivative financial contracts are with our affiliate, ONEOK Energy Services Company, L.P. (OES), a subsidiary of ONEOK.  OES has entered into similar commodity derivative financial contracts with third parties at our direction and on our behalf.  We have an indemnification agreement with OES that indemnifies and holds OES harmless from any liability it may incur solely as a result of its entering into commodity derivative financial contracts on our behalf. Derivative assets for which we would indemnify OES in the event of a default by the counterparty totaled $27.9 million at September 30, 2012, and $29.9 million at December 31, 2011, respectively, and were with investment-grade counterparties that are primarily in the oil and gas and financial services sectors.  Our interest-rate derivatives are with investment-grade financial institutions.

D.	CREDIT FACILITIES AND SHORT-TERM NOTES PAYABLE

Partnership 2011 Credit Agreement - Our Partnership 2011 Credit Agreement contains certain financial, operational and legal covenants.  Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our Partnership 2011 Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1.  If we consummate one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter of the acquisition and the two following quarters.  Upon breach of certain covenants by us in our Partnership 2011 Credit Agreement, amounts outstanding under our Partnership 2011 Credit Agreement, if any, may become due and payable immediately.  At September 30, 2012, our ratio of indebtedness to adjusted EBITDA was 2.9 to 1, and we were in compliance with all covenants under our Partnership 2011 Credit Agreement.

Our Partnership 2011 Credit Agreement includes a $100-million sublimit for the issuance of standby letters of credit and also features an option to request an increase in the size of the facility to an aggregate of $1.7 billion from $1.2 billion by either commitments from new lenders or increased commitments from existing lenders.  Our Partnership 2011 Credit Agreement is available to repay our commercial paper notes, if necessary.  Amounts outstanding under our commercial paper program reduce the borrowing capacity under our Partnership 2011 Credit Agreement.  At September 30, 2012, we had no commercial paper outstanding, no letters of credit issued and no borrowings under our Partnership 2011 Credit Agreement.

Effective August 1, 2012, we extended the maturity date of our Partnership 2011 Credit Agreement from August 1, 2016, to August 1, 2017, pursuant to an extension agreement between us and the lenders.

E.	LONG-TERM DEBT

In September 2012, we completed an underwritten public offering of $1.3 billion of senior notes, consisting of $400 million, 2.0-percent senior notes due 2017 and $900 million, 3.375-percent senior notes due 2022. A portion of the net proceeds from the offering of approximately $1.29 billion was used to repay amounts outstanding under our commercial paper program, and the balance will be used for general partnership purposes, including but not limited to capital expenditures.

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

We may redeem our 2.0-percent senior notes due 2017 and our 3.375-percent senior notes due 2022 at par starting one month and three months, respectively, before their maturity dates.  Prior to these dates, we may redeem these notes, in whole or in part, at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium.  The redemption price will never be less than 100 percent of the principal amount of the respective note plus accrued and unpaid interest to the redemption date.  Our senior notes are senior unsecured obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness, and structurally subordinate to any of the existing and future debt and other liabilities of any nonguarantor subsidiaries.

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

ONEOK - ONEOK and its affiliates own all of the Class B units, 19,800,000 common units and the entire 2-percent general partner interest in us, which together constituted a 43.4-percent ownership interest in us at September 30, 2012.

Equity Issuance - In March 2012, we completed an underwritten public offering of 8,000,000 common units at a public offering price of $59.27 per common unit, generating net proceeds of approximately $460 million.  We also sold 8,000,000 common units to ONEOK in a private placement, generating net proceeds of approximately $460 million.  In conjunction with the issuances, ONEOK contributed approximately $19 million in order to maintain its 2-percent general partner interest in us.  The net proceeds from the issuances were used to repay $295 million of borrowings under our commercial paper program, to repay amounts on the maturity of our $350 million, 5.9-percent senior notes due April 2012 and for other general partnership purposes, including capital expenditures.  As a result of these transactions, ONEOK’s aggregate ownership interest increased to 43.4 percent from 42.8 percent.

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

Cash Distributions - In October 2012, our general partner declared a cash distribution of $0.685 per unit ($2.74 per unit on an annualized basis) for the third quarter of 2012, an increase of 2.5 cents from the previous quarter, which will be paid on November 14, 2012, to unitholders of record at the close of business on November 5, 2012.

The following table shows our distributions paid in the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Thousands, except per unit amounts)
Distribution per unit	$0.660	$0.585	$1.905	$1.730

General partner distributions	$3,979	$3,078	$11,019	$9,030
Incentive distributions	49,886	31,580	130,968	89,849
Distributions to general partner	53,865	34,658	141,987	98,879
Limited partner distributions to ONEOK	61,240	49,601	171,882	146,684
Limited partner distributions to other unitholders	83,838	69,631	237,109	205,917
Total distributions paid	$198,943	$153,890	$550,978	$451,480

The following table shows our distributions declared for the periods indicated and paid within 45 days of the end of the period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Thousands, except per unit amounts)
Distribution per unit	$0.685	$0.595	$1.98	$1.755

General partner distributions	$4,199	$3,159	$11,937	$9,233
Incentive distributions	55,162	33,537	149,658	94,741
Distributions to general partner	59,361	36,696	161,595	103,974
Limited partner distributions to ONEOK	63,560	50,449	183,721	148,803
Limited partner distributions to other unitholders	87,014	70,821	251,514	208,893
Total distributions declared	$209,935	$157,966	$596,830	$461,670

G.	LIMITED PARTNERS’ NET INCOME PER UNIT

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

H.	UNCONSOLIDATED AFFILIATES

Equity Earnings from Investments - The following table sets forth our equity earnings from investments for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Thousands of dollars)
Northern Border Pipeline Company	$18,185	$19,723	$54,493	$56,970
Overland Pass Pipeline	4,490	4,338	15,786	14,074
Fort Union Gas Gathering	4,091	3,444	11,494	10,120
Bighorn Gas Gathering	1,157	1,389	3,118	4,727
Other	668	3,135	7,489	7,774
Equity earnings from investments	$28,591	$32,029	$92,380	$93,665

Unconsolidated Affiliates Financial Information - The following tables set forth summarized combined financial information of our unconsolidated affiliates for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Thousands of dollars)
Income Statement
Operating revenues	$125,828	$124,955	$373,038	$369,258
Operating expenses	$60,937	$55,899	$173,232	$162,123
Net income	$55,721	$65,368	$180,787	$187,777
Distributions paid to us	$34,557	$32,257	$118,752	$103,309

In September 2012, Northern Border Pipeline Company filed with the FERC a settlement with its customers to modify its transportation rates beginning in January 2013. We expect the FERC to make a final ruling on this settlement before the end of the year. If approved, the long-term transportation rates will be approximately 11 percent lower compared with current rates.

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

Under the Services Agreement with ONEOK, ONEOK Partners GP and NBP Services (the Services Agreement), our operations and the operations of ONEOK and its affiliates can combine or share certain common services in order to operate more efficiently and cost effectively.  Under the Services Agreement, ONEOK provides to us similar services that it provides to its affiliates, including those services required to be provided pursuant to our Partnership Agreement.  ONEOK Partners GP operates Guardian Pipeline, Viking Pipeline Transmission and Midwestern Gas Transmission according to each pipeline’s operating agreement.  ONEOK Partners GP may purchase services from ONEOK and its affiliates pursuant to the terms of the Services Agreement.  ONEOK Partners GP has no employees and utilizes the services of ONEOK and ONEOK Services Company to fulfill its operating obligations.

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

Our derivative contracts with OES are discussed under “Credit Risk” in Note C.

The following table sets forth the transactions with related parties for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Thousands of dollars)
Revenues	$91,096	$111,177	$247,851	$306,669
Expenses
Cost of sales and fuel	$7,831	$13,942	$22,875	$37,113
Administrative and general expenses	60,020	62,306	179,017	175,815
Total expenses	$67,851	$76,248	$201,892	$212,928

ONEOK Partners GP made additional general partner contributions to us of approximately $19 million during the nine months ended September 30, 2012, to maintain its 2-percent general partner interest in connection with the issuance of common units.  See Note F for additional information about cash distributions paid to ONEOK for its general partner and limited partner interests.

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

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and nine months ended September 30, 2012 and 2011.

In May 2010, the EPA finalized the “Tailoring Rule” that regulates greenhouse gas emissions at new or modified facilities that meet certain criteria.  Affected facilities are required to review best available control technology, conduct air-quality analysis, impact analysis and public reviews with respect to such emissions.  The rule was phased in beginning January 2011, and at current emission threshold levels, has had a minimal impact on our existing facilities.  The EPA has stated it will consider lowering the threshold levels over the next five years, which could increase the impact on our existing facilities; however, potential costs, fees or expenses associated with the potential adjustments are unknown.

In addition, the EPA has issued a rule on air-quality standards, “National Emission Standards for Hazardous Air Pollutants for Reciprocating Internal Combustion Engines,” also known as RICE NESHAP, with a compliance date in 2013.  The rule will require capital expenditures for the purchase and installation of new emissions-control equipment.  We do not expect these expenditures to have a material impact on our results of operations, financial position or cash flows.

In July 2011, the EPA issued a proposed rule that would change the air emission New Source Performance Standards, also known as NSPS, and Maximum Achievable Control Technology requirements applicable to the oil and gas industry, including natural gas production, processing, transmission and underground storage. In April 2012, the EPA released the final rule, which includes new NSPS and air toxic standards for a variety of sources within natural gas processing plants, oil and natural gas production facilities and natural gas transmission stations. The rule also regulates emissions from the hydraulic fracturing of wells for the first time. The EPA’s final rule reflects significant changes from the proposal issued in 2011 and allows for more manageable compliance options. The NSPS final rule became effective in October 2012, but the dates for compliance vary and depend in part upon the type of affected facility and the date of construction, reconstruction or modification. It will require expenditures for updated emissions controls, monitoring and record-keeping requirements at affected facilities. However, the EPA is still considering industry comments that may result in the exclusion of certain sources from some of the more costly provisions. If approved, this would reduce the anticipated capital and operations and maintenance costs resulting from the regulation. We do not expect these expenditures to have a material impact on our results of operations, financial position or cash flows.

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

Financial Markets Legislation - The Dodd-Frank Act represents a far-reaching overhaul of the framework for regulation of United States financial markets. Various regulatory agencies, including the SEC and the CFTC, have proposed regulations for implementation of many of the provisions of the Dodd-Frank Act. The CFTC has issued final regulations for certain provisions of the Dodd-Frank Act, but others remain outstanding. Several of the regulations became effective in October 2012. Prior to becoming effective, however, one of the final regulations, which imposed federal limits on speculative positions in certain futures contracts, was vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further action. Based on our assessment of the regulations issued to date and those proposed, we expect to be able to continue to participate in financial markets for hedging certain risks inherent in our business, including commodity and interest-rate risks; however, the capital requirements and costs of hedging may increase as a result of the regulations. We also may incur additional costs associated with our compliance with the new regulations and anticipated additional record keeping, reporting and disclosure obligations; however, we do not believe the costs will be material. These requirements could affect adversely market liquidity and pricing of derivative contracts making it more difficult to execute our risk-management strategies in the future. Also, the anticipated increased costs of compliance by dealers and counterparties likely will be passed on to customers, which could decrease the benefits of hedging to us and could reduce our profitability and liquidity.

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

Customers - The primary customers for our Natural Gas Gathering and Processing segment are major and independent crude oil and natural gas production companies.  Customers served by our Natural Gas Pipelines segment include natural gas distribution companies, electric-generation companies, natural gas marketing companies and petrochemical companies.  Our Natural Gas Liquids segment’s customers are primarily NGL and natural gas gathering and processing companies, major and independent crude oil and gas production companies, propane distributors, ethanol producers and petrochemical, refining and NGL marketing companies.

For the three and nine months ended September 30, 2012, and for the three months ended September 30, 2011, we had no single customer from which we received 10 percent or more of our consolidated revenues.  For the nine months ended September 30, 2011, our Natural Gas Liquids segment had one customer from which we received 11 percent of our consolidated revenues.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended September 30, 2012	Natural Gas Gathering and Processing	Natural Gas Pipelines (a)	Natural Gas Liquids (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$114,127	$55,046	$2,287,191	$—	$2,456,364
Sales to affiliated customers	67,269	23,827	—	—	91,096
Intersegment revenues	197,733	910	23,777	(222,420)	—
Total revenues	$379,129	$79,783	$2,310,968	$(222,420)	$2,547,460
Net margin	$115,869	$71,402	$234,546	$(2,080)	$419,737
Operating costs	39,371	26,265	56,756	(1,216)	121,176
Depreciation and amortization	19,565	11,592	18,588	9	49,754
Gain (loss) on sale of assets	25	(83)	(362)	—	(420)
Operating income	$56,958	$33,462	$158,840	$(873)	$248,387
Equity earnings from investments	$5,546	$18,314	$4,731	$—	$28,591
Capital expenditures	$157,714	$5,119	$212,331	$127	$375,291
(a) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $62.4 million, net margin of $54.9 million and operating income of $22.8 million.
(b) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $119.2 million, of which $103.7 million related to sales within the segment, net margin of $68.0 million and operating income of $40.8 million.

Three Months Ended September 30, 2011	Natural Gas Gathering and Processing	Natural Gas Pipelines (a)	Natural Gas Liquids (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$102,828	$60,835	$2,628,736	$—	$2,792,399
Sales to affiliated customers	83,151	28,026	—	—	111,177
Intersegment revenues	229,234	651	10,027	(239,912)	—
Total revenues	$415,213	$89,512	$2,638,763	$(239,912)	$2,903,576
Net margin	$104,127	$69,821	$221,342	$(1,284)	$394,006
Operating costs	35,018	24,385	47,618	(715)	106,306
Depreciation and amortization	17,259	11,356	16,606	—	45,221
Gain (loss) on sale of assets	(2)	(77)	10	—	(69)
Operating income	$51,848	$34,003	$157,128	$(569)	$242,410
Equity earnings from investments	$7,991	$19,776	$4,262	$—	$32,029
Capital expenditures	$164,954	$10,629	$76,477	$167	$252,227
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

Nine Months Ended September 30, 2012	Natural Gas Gathering and Processing	Natural Gas Pipelines (a)	Natural Gas Liquids (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$307,145	$157,067	$6,554,291	$—	$7,018,503
Sales to affiliated customers	177,213	70,638	—	—	247,851
Intersegment revenues	588,379	2,788	55,902	(647,069)	—
Total revenues	$1,072,737	$230,493	$6,610,193	$(647,069)	$7,266,354
Net margin	$332,305	$212,002	$703,657	$(5,675)	$1,242,289
Operating costs	120,857	78,291	166,622	(5,360)	360,410
Depreciation and amortization	61,335	34,525	54,155	9	150,024
Gain (loss) on sale of assets	1,154	(95)	(456)	—	603
Operating income	$151,267	$99,091	$482,424	$(324)	$732,458
Equity earnings from investments	$21,031	$54,971	$16,378	$—	$92,380
Investments in unconsolidated affiliates	$323,503	$406,471	$488,308	$—	$1,218,282
Total assets	$2,797,692	$1,855,209	$5,169,516	$970,176	$10,792,593
Noncontrolling interests in consolidated subsidiaries	$—	$4,797	$—	$15	$4,812
Capital expenditures	$435,122	$14,584	$561,492	$329	$1,011,527
(a) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $179.1 million, net margin of $162.5 million and operating income of $66.8 million.
(b) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $333.9 million, of which $285.8 million related to sales within the segment, net margin of $197.2 million and operating income of $115.5 million.

Nine Months Ended September 30, 2011	Natural Gas Gathering and Processing	Natural Gas Pipelines (a)	Natural Gas Liquids (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$260,144	$171,694	$7,448,898	$—	$7,880,736
Sales to affiliated customers	228,780	77,889	—	—	306,669
Intersegment revenues	653,587	1,117	27,278	(681,982)	—
Total revenues	$1,142,511	$250,700	$7,476,176	$(681,982)	$8,187,405
Net margin	$298,184	$213,929	$572,541	$(1,554)	$1,083,100
Operating costs	109,558	79,133	141,086	(1,147)	328,630
Depreciation and amortization	50,120	33,902	47,643	—	131,665
Gain (loss) on sale of assets	(208)	(286)	(297)	—	(791)
Operating income	$138,298	$100,608	$383,515	$(407)	$622,014
Equity earnings from investments	$21,931	$57,426	$14,308	$—	$93,665
Investments in unconsolidated affiliates	$324,018	$425,570	$474,809	$—	$1,224,397
Total assets	$2,283,628	$1,896,337	$4,474,868	$120,720	$8,775,553
Noncontrolling interests in consolidated subsidiaries	$—	$5,308	$—	$(59)	$5,249
Capital expenditures	$404,112	$25,178	$232,698	$398	$662,386
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

Condensed Consolidating Statements of Income

	Three Months Ended September 30, 2012
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues	$—	$—	$2,547.5	$—	$2,547.5
Cost of sales and fuel	—	—	2,127.8	—	2,127.8
Net margin	—	—	419.7	—	419.7
Operating expenses
Operations and maintenance	—	—	110.3	—	110.3
Depreciation and amortization	—	—	49.7	—	49.7
General taxes	—	—	10.9	—	10.9
Total operating expenses	—	—	170.9	—	170.9
Gain (loss) on sale of assets	—	—	(0.4)	—	(0.4)
Operating income	—	—	248.4	—	248.4
Equity earnings from investments	232.3	232.3	10.4	(446.4)	28.6
Allowance for equity funds used during construction	—	—	3.3	—	3.3
Other income (expense), net	46.2	46.2	2.5	(92.4)	2.5
Interest expense	(46.2)	(46.2)	(47.8)	92.4	(47.8)
Income before income taxes	232.3	232.3	216.8	(446.4)	235.0
Income taxes	—	—	(2.6)	—	(2.6)
Net income	232.3	232.3	214.2	(446.4)	232.4
Less: Net income attributable to noncontrolling interests	—	—	0.1	—	0.1
Net income attributable to ONEOK Partners, L.P.	$232.3	$232.3	$214.1	$(446.4)	$232.3

	Three Months Ended September 30, 2011
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues	$—	$—	$2,903.6	$—	$2,903.6
Cost of sales and fuel	—	—	2,509.6	—	2,509.6
Net margin	—	—	394.0	—	394.0
Operating expenses
Operations and maintenance	—	—	96.2	—	96.2
Depreciation and amortization	—	—	45.2	—	45.2
General taxes	—	—	10.1	—	10.1
Total operating expenses	—	—	151.5	—	151.5
Gain (loss) on sale of assets	—	—	(0.1)	—	(0.1)
Operating income	—	—	242.4	—	242.4
Equity earnings from investments	209.7	209.7	12.3	(399.7)	32.0
Allowance for equity funds used during construction	—	—	0.8	—	0.8
Other income (expense), net	53.9	53.9	(7.1)	(107.8)	(7.1)
Interest expense	(53.9)	(53.9)	(55.7)	107.8	(55.7)
Income before income taxes	209.7	209.7	192.7	(399.7)	212.4
Income taxes	—	—	(2.6)	—	(2.6)
Net income	209.7	209.7	190.1	(399.7)	209.8
Less: Net income attributable to noncontrolling interests	—	—	0.1	—	0.1
Net income attributable to ONEOK Partners, L.P.	$209.7	$209.7	$190.0	$(399.7)	$209.7

	Nine Months Ended September 30, 2012
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues	$—	$—	$7,266.4	$—	$7,266.4
Cost of sales and fuel	—	—	6,024.1	—	6,024.1
Net margin	—	—	1,242.3	—	1,242.3
Operating expenses
Operations and maintenance	—	—	319.9	—	319.9
Depreciation and amortization	—	—	150.0	—	150.0
General taxes	—	—	40.5	—	40.5
Total operating expenses	—	—	510.4	—	510.4
Gain (loss) on sale of assets	—	—	0.6	—	0.6
Operating income	—	—	732.5	—	732.5
Equity earnings from investments	677.6	677.6	37.9	(1,300.7)	92.4
Allowance for equity funds used during construction	—	—	6.1	—	6.1
Other income (expense), net	143.2	143.2	4.4	(286.4)	4.4
Interest expense	(143.2)	(143.2)	(148.1)	286.4	(148.1)
Income before income taxes	677.6	677.6	632.8	(1,300.7)	687.3
Income taxes	—	—	(9.4)	—	(9.4)
Net income	677.6	677.6	623.4	(1,300.7)	677.9
Less: Net income attributable to noncontrolling interests	—	—	0.3	—	0.3
Net income attributable to ONEOK Partners, L.P.	$677.6	$677.6	$623.1	$(1,300.7)	$677.6

	Nine Months Ended September 30, 2011
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues	$—	$—	$8,187.4	$—	$8,187.4
Cost of sales and fuel	—	—	7,104.3	—	7,104.3
Net margin	—	—	1,083.1	—	1,083.1
Operating expenses
Operations and maintenance	—	—	291.3	—	291.3
Depreciation and amortization	—	—	131.7	—	131.7
General taxes	—	—	37.3	—	37.3
Total operating expenses	—	—	460.3	—	460.3
Gain (loss) on sale of assets	—	—	(0.8)	—	(0.8)
Operating income	—	—	622.0	—	622.0
Equity earnings from investments	531.7	531.7	36.7	(1,006.4)	93.7
Allowance for equity funds used during construction	—	—	1.6	—	1.6
Other income (expense), net	165.0	165.0	(5.3)	(330.0)	(5.3)
Interest expense	(165.0)	(165.0)	(170.6)	330.0	(170.6)
Income before income taxes	531.7	531.7	484.4	(1,006.4)	541.4
Income taxes	—	—	(9.3)	—	(9.3)
Net income	531.7	531.7	475.1	(1,006.4)	532.1
Less: Net income attributable to noncontrolling interests	—	—	0.4	—	0.4
Net income attributable to ONEOK Partners, L.P.	$531.7	$531.7	$474.7	$(1,006.4)	$531.7

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended September 30, 2012
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$232.3	$232.3	$214.2	$(446.4)	$232.4
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	(19.4)	(18.2)	(18.2)	36.4	(19.4)
Realized (gains) losses on derivatives recognized in net income	(19.8)	(20.5)	(20.5)	41.0	(19.8)
Total other comprehensive income (loss)	(39.2)	(38.7)	(38.7)	77.4	(39.2)
Comprehensive income	193.1	193.6	175.5	(369.0)	193.2
Less: Comprehensive income attributable to noncontrolling interests	—	—	0.1	—	0.1
Comprehensive income attributable to ONEOK Partners, L.P.	$193.1	$193.6	$175.4	$(369.0)	$193.1

	Three Months Ended September 30, 2011
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$209.7	$209.7	$190.1	$(399.7)	$209.8
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	(27.5)	39.6	39.6	(79.2)	(27.5)
Realized (gains) losses on derivatives recognized in net income	0.6	0.5	0.5	(1.0)	0.6
Total other comprehensive income (loss)	(26.9)	40.1	40.1	(80.2)	(26.9)
Comprehensive income	182.8	249.8	230.2	(479.9)	182.9
Less: Comprehensive income attributable to noncontrolling interests	—	—	0.1	—	0.1
Comprehensive income attributable to ONEOK Partners, L.P.	$182.8	$249.8	$230.1	$(479.9)	$182.8

	Nine Months Ended September 30, 2012
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$677.6	$677.6	$623.4	$(1,300.7)	$677.9
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	1.6	41.5	41.5	(83.0)	1.6
Realized (gains) losses on derivatives recognized in net income	(42.6)	(43.5)	(43.5)	87.0	(42.6)
Total other comprehensive income (loss)	(41.0)	(2.0)	(2.0)	4.0	(41.0)
Comprehensive income	636.6	675.6	621.4	(1,296.7)	636.9
Less: Comprehensive income attributable to noncontrolling interests	—	—	0.3	—	0.3
Comprehensive income attributable to ONEOK Partners, L.P.	$636.6	$675.6	$621.1	$(1,296.7)	$636.6

	Nine Months Ended September 30, 2011
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$531.7	$531.7	$475.1	$(1,006.4)	$532.1
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	(38.1)	28.9	28.9	(57.8)	(38.1)
Realized (gains) losses on derivatives recognized in net income	4.5	4.1	4.1	(8.2)	4.5
Total other comprehensive income (loss)	(33.6)	33.0	33.0	(66.0)	(33.6)
Comprehensive income	498.1	564.7	508.1	(1,072.4)	498.5
Less: Comprehensive income attributable to noncontrolling interests	—	—	0.4	—	0.4
Comprehensive income attributable to ONEOK Partners, L.P.	$498.1	$564.7	$507.7	$(1,072.4)	$498.1

Condensed Consolidating Balance Sheets

	September 30, 2012
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$—	$963.6	$—	$—	$963.6
Accounts receivable, net	—	—	815.4	—	815.4
Affiliate receivables	—	—	14.4	—	14.4
Gas and natural gas liquids in storage	—	—	327.2	—	327.2
Commodity imbalances	—	—	56.9	—	56.9
Other current assets	—	—	103.2	—	103.2
Total current assets	—	963.6	1,317.1	—	2,280.7
Property, plant and equipment
Property, plant and equipment	—	—	7,977.1	—	7,977.1
Accumulated depreciation and amortization	—	—	1,393.7	—	1,393.7
Net property, plant and equipment	—	—	6,583.4	—	6,583.4
Investments and other assets
Investments in unconsolidated affiliates	4,465.6	4,098.0	819.3	(8,164.6)	1,218.3
Intercompany notes receivable	4,772.2	4,176.2	—	(8,948.4)	—
Goodwill and intangible assets	—	—	647.8	—	647.8
Other assets	32.3	—	30.1	—	62.4
Total investments and other assets	9,270.1	8,274.2	1,497.2	(17,113.0)	1,928.5
Total assets	$9,270.1	$9,237.8	$9,397.7	$(17,113.0)	$10,792.6
Liabilities and equity
Current liabilities
Current maturities of long-term debt	$—	$—	$7.9	$—	$7.9
Notes payable	—	—	—	—	—
Accounts payable	—	—	972.2	—	972.2
Affiliate payables	—	—	44.2	—	44.2
Commodity imbalances	—	—	213.8	—	213.8
Other current liabilities	68.3	—	88.6	—	156.9
Total current liabilities	68.3	—	1,326.7	—	1,395.0
Intercompany debt	—	4,772.2	4,176.2	(8,948.4)	—
Long-term debt, excluding current maturities	4,736.2	—	69.1	—	4,805.3
Deferred credits and other liabilities	—	—	121.9	—	121.9
Commitments and contingencies
Equity
Equity excluding noncontrolling interests in consolidated subsidiaries	4,465.6	4,465.6	3,699.0	(8,164.6)	4,465.6
Noncontrolling interests in consolidated subsidiaries	—	—	4.8	—	4.8
Total equity	4,465.6	4,465.6	3,703.8	(8,164.6)	4,470.4
Total liabilities and equity	$9,270.1	$9,237.8	$9,397.7	$(17,113.0)	$10,792.6

	December 31, 2011
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$—	$35.1	$—	$—	$35.1
Accounts receivable, net	—	—	922.2	—	922.2
Affiliate receivables	—	—	4.1	—	4.1
Gas and natural gas liquids in storage	—	—	202.2	—	202.2
Commodity imbalances	—	—	62.9	—	62.9
Other current assets	—	—	79.4	—	79.4
Total current assets	—	35.1	1,270.8	—	1,305.9
Property, plant and equipment
Property, plant and equipment	—	—	6,963.7	—	6,963.7
Accumulated depreciation and amortization	—	—	1,259.7	—	1,259.7
Net property, plant and equipment	—	—	5,704.0	—	5,704.0
Investments and other assets
Investments in unconsolidated affiliates	3,441.4	4,080.7	807.6	(7,106.3)	1,223.4
Intercompany notes receivable	3,913.9	3,239.5	—	(7,153.4)	—
Goodwill and intangible assets	—	—	653.5	—	653.5
Other assets	24.7	—	35.2	—	59.9
Total investments and other assets	7,380.0	7,320.2	1,496.3	(14,259.7)	1,936.8
Total assets	$7,380.0	$7,355.3	$8,471.1	$(14,259.7)	$8,946.7
Liabilities and equity
Current liabilities
Current maturities of long-term debt	$350.0	$—	$11.1	$—	$361.1
Accounts payable	—	—	1,049.3	—	1,049.3
Affiliate payables	—	—	41.1	—	41.1
Commodity imbalances	—	—	202.5	—	202.5
Other current liabilities	147.9	—	86.7	—	234.6
Total current liabilities	497.9	—	1,390.7	—	1,888.6
Intercompany debt	—	3,913.9	3,239.5	(7,153.4)	—
Long-term debt, excluding current maturities	3,440.7	—	74.9	—	3,515.6
Deferred credits and other liabilities	—	—	96.0	—	96.0
Commitments and contingencies
Equity
Equity excluding noncontrolling interests in consolidated subsidiaries	3,441.4	3,441.4	3,664.9	(7,106.3)	3,441.4
Noncontrolling interests in consolidated subsidiaries	—	—	5.1	—	5.1
Total equity	3,441.4	3,441.4	3,670.0	(7,106.3)	3,446.5
Total liabilities and equity	$7,380.0	$7,355.3	$8,471.1	$(14,259.7)	$8,946.7

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2012
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Operating activities
Cash provided by operating activities	$—	$54.5	$566.0	$—	$620.5
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	—	—	(1,011.5)	—	(1,011.5)
Contributions to unconsolidated affiliates	—	—	(21.3)	—	(21.3)
Distributions received from unconsolidated affiliates	—	16.8	8.9	—	25.7
Proceeds from sale of assets	—	—	1.7	—	1.7
Cash provided by (used) in investing activities	—	16.8	(1,022.2)	—	(1,005.4)
Financing activities
Cash distributions:
General and limited partners	(551.0)	(551.0)	(551.0)	1,102.0	(551.0)
Noncontrolling interests	—	—	(0.6)	—	(0.6)
Issuance of long-term debt, net of discounts	1,295.0	—	—	—	1,295.0
Long-term debt financing costs	(9.7)	—	—	—	(9.7)
Intercompany distributions received	551.0	551.0	—	(1,102.0)	—
Intercompany borrowings (advances), net	(1,873.9)	857.2	1,016.7	—	—
Repayment of long-term debt	(350.0)	—	(8.9)	—	(358.9)
Issuance of common units, net of issuance costs	919.5	—	—	—	919.5
Contribution from general partner	19.1	—	—	—	19.1
Cash provided by financing activities	—	857.2	456.2	—	1,313.4
Change in cash and cash equivalents	—	928.5	—	—	928.5
Cash and cash equivalents at beginning of period	—	35.1	—	—	35.1
Cash and cash equivalents at end of period	$—	$963.6	$—	$—	$963.6

	Nine Months Ended September 30, 2011
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Operating activities
Cash provided by operating activities	$—	$57.0	$598.3	$—	$655.3
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	—	—	(662.4)	—	(662.4)
Contributions to unconsolidated affiliates	—	(49.8)	(1.9)	—	(51.7)
Distributions received from unconsolidated affiliates	—	16.1	0.1	—	16.2
Proceeds from sale of assets	—	—	0.7	—	0.7
Cash used in investing activities	—	(33.7)	(663.5)	—	(697.2)
Financing activities
Cash distributions:
General and limited partners	(451.5)	(451.5)	(451.5)	903.0	(451.5)
Noncontrolling interests	—	—	(0.3)	—	(0.3)
Intercompany distributions received	451.5	451.5	—	(903.0)	—
Repayment of notes payable, net	(429.9)	—	—	—	(429.9)
Intercompany borrowings (advances), net	(629.6)	103.7	525.9	—	—
Issuance of long-term debt, net of discounts	1,295.5	—	—	—	1,295.5
Long-term debt financing costs	(11.0)	—	—	—	(11.0)
Repayment of long-term debt	(225.0)	—	(8.9)	—	(233.9)
Cash provided by financing activities	—	103.7	65.2	—	168.9
Change in cash and cash equivalents	—	127.0	—	—	127.0
Cash and cash equivalents at beginning of period	—	0.9	—	—	0.9
Cash and cash equivalents at end of period	$—	$127.9	$—	$—	$127.9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to Consolidated Financial Statements in this Quarterly Report, as well as our Annual Report.

RECENT DEVELOPMENTS

Growth Projects - Oil and gas producers continue to drill aggressively in crude oil and NGL-rich areas, and related development activities continue to progress in many regions where we have operations.  We expect continued development of the oil and natural gas reserves in the Bakken Shale and Three Forks formations in the Williston Basin and in the Cana-Woodford Shale, Woodford Shale, Granite Wash and Mississippian Lime areas in the Mid-Continent region.  In response to this increased production of crude oil, natural gas and NGLs, and higher demand for NGL products from the petrochemical industry, we are investing approximately $5.7 billion to $6.6 billion in new capital projects between 2011 and 2015 to meet the needs of oil and natural gas producers and processors in the Bakken Shale, the Cana-Woodford Shale, Woodford Shale and the Granite Wash and Mississippian Lime areas.  In addition, we are investing in NGL infrastructure projects in the Rocky Mountain, Mid-Continent and Gulf Coast regions.  These assets will enhance our distribution of NGL products to meet the increasing petrochemical industry and NGL export demand.  The execution of these capital investments aligns with our focus to grow fee-based earnings.  Our acreage dedications and supply commitments from producers and natural gas processors in regions associated with our growth projects are expected to provide incremental and long-term fee-based earnings and cash flows.

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

We are the largest independent gatherer and processor of natural gas in the Williston Basin and currently are constructing a natural gas liquids pipeline, the Bakken NGL Pipeline, to provide needed transportation capacity for the growing NGL production in the area.  The development of the Bakken Crude Express Pipeline is a natural addition to the suite of midstream services we currently provide to producers in the Williston Basin and is expected to generate additional fee-based earnings.  Additional crude-oil infrastructure is needed due to the continued crude-oil production growth that is expected to exceed the area’s current truck, railcar and pipeline transportation capacity.  Our proposed pipeline will provide producers with efficient and reliable transportation capacity directly to one of the largest crude-oil market hubs in the U.S. and will enable producers to maintain the quality of the light-sweet crude oil during transportation.

We began an open season process that provides potential shippers with the opportunity to execute long-term transportation contracts with us in exchange for priority transportation service. The open season began on September 21, 2012, and will conclude on November 20, 2012. Depending upon the level of supply commitments received, the capacity of this pipeline can be increased.  More than 80 percent of the proposed pipeline route is expected to parallel our existing and planned natural gas liquids pipelines. Following receipt of sufficient supply commitments, all necessary permits and compliance with customary regulatory requirements, construction is expected to begin in early 2014 and be completed by mid-2015.

See additional discussion of our other growth projects in the “Financial Results and Operating Information” section in our Natural Gas Gathering and Processing and Natural Gas Liquids segments.

Cash Distributions - In October 2012, our general partner declared a cash distribution of $0.685 per unit ($2.74 per unit on an annualized basis) for the third quarter of 2012, an increase of 2.5 cents from the previous quarter, which will be paid on November 14, 2012, to unitholders of record as of the close of business on November 5, 2012.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

The following table sets forth certain selected consolidated financial results for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2012 vs. 2011		2012 vs. 2011
Financial Results	2012	2011	2012	2011	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Revenues	$2,547.5	$2,903.6	$7,266.4	$8,187.4	$(356.1)	(12%)	$(921.0)	(11%)
Cost of sales and fuel	2,127.8	2,509.6	6,024.1	7,104.3	(381.8)	(15%)	(1,080.2)	(15%)
Net margin	419.7	394.0	1,242.3	1,083.1	25.7	7%	159.2	15%
Operating costs	121.1	106.3	360.4	328.6	14.8	14%	31.8	10%
Depreciation and amortization	49.8	45.2	150.0	131.7	4.6	10%	18.3	14%
Gain (loss) on sale of assets	(0.4)	(0.1)	0.6	(0.8)	(0.3)	*	1.4	*
Operating income	$248.4	$242.4	$732.5	$622.0	$6.0	2%	$110.5	18%
Equity earnings from investments	$28.6	$32.0	$92.4	$93.7	$(3.4)	(11%)	$(1.3)	(1%)
Interest expense	$(47.8)	$(55.7)	$(148.1)	$(170.6)	$(7.9)	(14%)	$(22.5)	(13%)
Capital expenditures	$375.3	$252.2	$1,011.5	$662.4	$123.1	49%	$349.1	53%
* Percentage change is greater than 100 percent.

Revenues decreased for the three and nine months ended September 30, 2012, compared with the same periods last year, due to lower natural gas and NGL product prices, offset partially by higher natural gas and NGL sales volumes from our completed capital projects and more favorable NGL price differentials in the nine-month period.  The increase in natural gas supply resulting from the development of resource areas in North America has caused lower natural gas prices and narrower natural gas location and seasonal price differentials in the markets we serve.  NGL prices have also decreased in 2012 due primarily to increased NGL supply from the development of NGL-rich resource areas and periods of lower NGL demand because of scheduled maintenance at Gulf Coast petrochemical plants, and lower crude-oil prices.

The differential between the composite price of NGL products and the price of natural gas, particularly the differential between ethane and natural gas, may influence the volume of NGLs recovered from natural gas processing plants.  When economic conditions warrant, natural gas processors may elect not to recover the ethane component of the natural gas stream, also known as ethane rejection, and instead leave the ethane component in the higher value residue natural gas stream sold at the tailgate of natural gas processing plants.  Low commodity prices have resulted in periods of ethane rejection in the Mid-Continent region during 2012.  Ethane rejection did not have a material impact on our results for the three and nine months ended September 30, 2012.

The increases in operating income for the three- and nine-month periods reflect higher net margin resulting from higher volumes in the Natural Gas Gathering and Processing and Natural Gas Liquids segments. These increases were offset partially by lower realized natural gas and NGL product prices, particularly ethane and propane. For the nine months ended September 30, 2012, the Natural Gas Liquids segment also benefited from favorable NGL price differentials despite a decline in the third quarter 2012 in these differentials and lower NGL transportation capacity available for optimization activities as compared with the same period in the prior year.

Operating costs increased for the three and nine months ended September 30, 2012, compared with the same periods last year, due primarily to the growth of our operations related to our completed capital projects.

Interest expense decreased for three and nine months ended September 30, 2012, compared with the same periods last year, primarily as a result of interest capitalized associated with our investments in the growth projects in our Natural Gas Gathering and Processing and Natural Gas Liquids segments.

Capital expenditures increased for the three and nine months ended September 30, 2012, compared with the same periods last year, due primarily to the growth projects in our Natural Gas Gathering and Processing and Natural Gas Liquids segments.

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

In the Mid-Continent region and the Williston Basin, unprocessed natural gas is gathered, compressed and transported through pipelines to processing facilities where volumes are aggregated, treated and processed to remove water vapor, solids and other contaminants, and to extract NGLs in order to provide marketable natural gas, commonly referred to as residue gas.  The residue gas, which consists primarily of methane, is compressed and delivered to natural gas pipelines for transportation to end users.  When the NGLs are separated from the unprocessed natural gas at the processing plants, the NGLs are in the form of a mixed, unfractionated NGL stream.

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

We expect that our capital projects will continue to provide additional revenues from POP and fee-based contracts as they are completed. We expect our commodity price exposure to increase, particularly to NGL and natural gas prices, as our equity volumes increase under our POP contracts with our customers in the Williston Basin. We use derivative instruments to mitigate our sensitivity to fluctuations in the natural gas, crude oil and NGL prices received for our share of volumes.

Growth Projects - Our Natural Gas Gathering and Processing segment is investing approximately $1.8 billion to $1.9 billion in growth projects in the Williston Basin and Cana-Woodford Shale areas that will enable us to meet the rapidly growing needs of crude oil and natural gas producers in those areas.

Williston Basin Processing Plants and related projects - In July 2012, we announced plans to invest approximately $310 to $345 million to construct the 100 MMcf/d Garden Creek II natural gas processing plant and related infrastructure.  The Garden Creek II plant is expected to be in service during the third quarter of 2014.  Combined, our projects in this basin include four 100 MMcf/d natural gas processing facilities:  the Garden Creek and Garden Creek II plants located in eastern McKenzie County, North Dakota, and the Stateline I and II plants located in western Williams County, North Dakota.  We have acreage dedications of approximately 3.0 million acres supporting these plants.  In addition, we are expanding and upgrading our existing natural gas gathering and compression infrastructure and also adding new well connections associated with these plants.  The Garden Creek plant was placed in service in December 2011 and together with the related infrastructure cost approximately $360 million, excluding AFUDC. Together, the Stateline I and II plants and related infrastructure projects are expected to cost approximately $560 million to $660 million, excluding AFUDC.  The 100 MMcf/d Stateline I natural gas processing facility was placed into service in September 2012, and the 100 MMcf/d Stateline II natural gas processing facility is expected to be in service during the first quarter of 2013.

We plan to invest $140 million to $160 million to construct a 270-mile natural gas gathering system and related infrastructure in Divide County, North Dakota.  The new system will gather and deliver natural gas from producers in the Williston Basin to both of our Stateline natural gas processing facilities in western Williams County, North Dakota.  We have secured long-term supply commitments from producers for this new system, which are structured with POP and fee-based components.  This project is expected to be completed in the third quarter of 2013.

Cana-Woodford Shale projects - We plan to invest approximately $340 million to $360 million to construct a new 200 MMcf/d natural gas processing facility, the Canadian Valley plant, and related infrastructure in the Cana-Woodford Shale in Canadian County, Oklahoma, in close proximity to our existing natural gas transportation and natural gas liquids gathering pipelines.  The additional natural gas processing infrastructure is necessary to accommodate increased production of NGL-rich natural gas in the Cana-Woodford Shale where we have substantial acreage dedications from active producers.  The new Canadian Valley plant is expected to cost approximately $190 million, excluding AFUDC, and is expected to be in service in the first quarter 2014.  The related additional infrastructure is expected to cost approximately $160 million, excluding AFUDC, which we expect will increase our capacity to gather and process natural gas to approximately 390 MMcf/d in the Cana-Woodford Shale.

In both the Williston Basin and Cana-Woodford Shale project areas, nearly all of the new gas production is from horizontally drilled and completed wells.  Horizontal wells drilled in the Williston Basin are justified primarily by crude-oil economics, which are currently very favorable. These wells tend to produce at higher initial volumes resulting generally in higher initial decline rates than conventional vertical wells; however, the decline rates flatten out over time.  These wells are expected to have long productive lives.  The routine growth capital needed to connect to new wells and expand our infrastructure is expected to increase compared with our previous experience.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in “Liquidity and Capital Resources.”

Selected Financial Results - The following table sets forth certain selected financial results for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2012 vs. 2011		2012 vs. 2011
Financial Results	2012	2011	2012	2011	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$228.5	$243.5	$672.2	$682.7	$(15.0)	(6%)	$(10.5)	(2%)
Residue gas sales	105.4	132.5	270.7	348.2	(27.1)	(20%)	(77.5)	(22%)
Gathering, compression, dehydration and processing fees and other revenue	45.2	39.2	129.8	111.6	6.0	15%	18.2	16%
Cost of sales and fuel	263.2	311.1	740.4	844.3	(47.9)	(15%)	(103.9)	(12%)
Net margin	115.9	104.1	332.3	298.2	11.8	11%	34.1	11%
Operating costs	39.4	35.0	120.9	109.6	4.4	13%	11.3	10%
Depreciation and amortization	19.6	17.3	61.3	50.1	2.3	13%	11.2	22%
Gain (loss) on sale of assets	0.1	—	1.2	(0.2)	0.1	*	1.4	*
Operating income	$57.0	$51.8	$151.3	$138.3	$5.2	10%	$13.0	9%
Equity earnings from investments	$5.5	$8.0	$21.0	$21.9	$(2.5)	(31%)	$(0.9)	(4%)
Capital expenditures	$157.7	$165.0	$435.1	$404.1	$(7.3)	(4%)	$31.0	8%
* Percentage change is greater than 100 percent.

Net margin increased for the three months ended September 30, 2012, compared with the same period last year, primarily as a result of the following:

•
an increase of $33.4 million due primarily to volume growth in the Williston Basin from our new Garden Creek natural gas processing plant and increased drilling activity resulting in higher natural gas volumes gathered, compressed, processed, transported and sold, and higher fees; offset partially by

•	a decrease of $11.0 million due primarily to lower natural gas and NGL product prices, particularly ethane and propane;

•	a decrease of $9.0 million due primarily to higher compression and processing costs associated with our volume growth primarily in the Williston Basin; and

•	a decrease of $1.6 million due to lower natural gas volumes gathered as a result of continued declines in coal-bed methane production in the Powder River Basin.

Net margin increased for the nine months ended September 30, 2012, compared with the same period last year, primarily as a result of the following:

•
an increase of $88.8 million due primarily to volume growth in the Williston Basin from our new Garden Creek natural gas processing plant and increased drilling activity resulting in higher natural gas volumes gathered, compressed, processed, transported and sold, and higher fees; offset partially by

•	a decrease of $26.4 million due to lower natural gas and NGL product prices, particularly ethane and propane, offset partially by higher condensate prices;

•	a decrease of $23.7 million due primarily to higher compression and processing costs associated with our volume growth primarily in the Williston Basin; and

•	a decrease of $4.1 million due to lower natural gas volumes gathered as a result of continued declines in coal-bed methane production in the Powder River Basin.
Operating costs increased for the three months ended September 30, 2012, compared with the same period last year, primarily as a result of the growth of our operations, including the following:

•	an increase of $2.7 million due to higher labor and employee-related costs; and

•	an increase of $1.9 million from higher materials and supplies, and outside services expenses.

Operating costs increased for the nine months ended September 30, 2012, compared with the same period last year, primarily as a result of the growth of our operations, including the following:

•	an increase of $5.0 million due to higher labor and employee-related costs;

•	an increase of $2.9 million from higher materials and supplies, and outside services expenses; and

•	an increase of $1.4 million due to higher property taxes.

Equity earnings decreased for the three months ended September 30, 2012, compared with the same period last year, due primarily to Hurricane Isaac, which interrupted operations at Venice Energy Services Company.

Depreciation and amortization expense increased for the three and nine months ended September 30, 2012, compared with the same periods last year, due to the completion of our Garden Creek natural gas processing plant, well connections and infrastructure projects supporting our volume growth in the Williston Basin.

Capital expenditures increased for the nine months ended September 30, 2012, compared with the same period last year, due primarily to our growth projects discussed above and increased costs for incremental well connections primarily in the Williston Basin. During the third quarter of 2012, we connected approximately 280 new wells to our systems, compared with approximately 180 in the same period last year.  For the nine months ended September 30, 2012, we connected approximately 710 new wells to our systems, compared with approximately 420 in the same period last year.  We expect to connect more than 900 wells to our systems in 2012.

Selected Operating Information - The following tables set forth selected operating information for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information (a)	2012	2011	2012	2011
Natural gas gathered (BBtu/d)	1,149	1,044	1,091	1,021
Natural gas processed (BBtu/d) (b)	906	723	833	682
NGL sales (MBbl/d)	62	50	57	47
Residue gas sales (BBtu/d)	416	348	386	308
Realized composite NGL net sales price ($/gallon) (c)	$1.10	$1.09	$1.07	$1.09
Realized condensate net sales price ($/Bbl) (c)	$86.54	$87.89	$87.72	$81.63
Realized residue gas net sales price ($/MMBtu) (c)	$3.69	$5.25	$3.74	$5.63
Realized gross processing spread ($/MMBtu) (c)	$8.14	$8.17	$8.23	$8.30
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes processed at company-owned and third-party facilities.
(c) - Presented net of the impact of hedging activities and includes equity volumes only.

Volumes increased for the three and nine months ended September 30, 2012, compared with the same periods last year, due to increased drilling activity in the Williston Basin and western Oklahoma, completion of additional gathering lines and compression to support our new Garden Creek natural gas processing plant that was placed in service in December 2011, offset partially by continued declines in coal-bed methane production in the Powder River Basin in Wyoming.

Low natural gas prices and the relatively higher market prices of crude oil and NGLs compared with natural gas have caused producers primarily to focus development efforts on crude oil and NGL-rich supply basins rather than areas with dry natural gas production, such as the Powder River Basin.  The reduced development activities and natural production declines in the Powder River Basin have resulted in lower volumes available to be gathered.  While the reserve potential in the Powder River Basin still exists and drilling permits have recently increased, future drilling and development will be affected by commodity prices and producers’ alternative prospects.  A continued decline in volumes in this area may reduce our ability to recover the carrying value of our assets and equity investments in this area and could result in noncash charges to earnings.

The quantity and composition of NGLs received by our Natural Gas Gathering and Processing segment as payments under our various processing agreements continue to change as our new natural gas processing plants in the Williston Basin are placed in service. Our Garden Creek and Stateline I plants are capable of but currently are not recovering ethane due to the current lack of natural gas liquids pipeline takeaway transportation capacity. The Natural Gas Liquids segment’s Bakken NGL Pipeline that is expected to be completed in the first quarter of 2013 will enable ethane recovery. As a result, our 2012 equity NGL volumes and realized composite NGL net sales price are weighted more toward the relatively higher priced propane, iso-butane, normal butane and natural gasoline compared with the prior year. This has the effect of producing a higher NGL composite barrel realized price, while most individual NGL products prices are substantially lower this year compared with the prior year.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information (a)	2012	2011	2012	2011
Percent of proceeds
NGL sales (Bbl/d) (b)	9,941	6,963	9,338	6,433
Residue gas sales (MMBtu/d) (b)	69,952	52,038	63,244	46,702
Condensate sales (Bbl/d) (b)	1,825	1,401	2,180	1,754
Percentage of total net margin	65%	63%	63%	61%
Fee-based
Wellhead volumes (MMBtu/d)	1,149,072	1,044,385	1,091,063	1,020,871
Average rate ($/MMBtu)	$0.34	$0.35	$0.35	$0.34
Percentage of total net margin	30%	31%	31%	32%
Keep-whole
NGL shrink (MMBtu/d) (c)	6,040	9,145	6,643	10,753
Plant fuel (MMBtu/d) (c)	656	973	761	1,193
Condensate shrink (MMBtu/d) (c)	924	801	1,072	1,204
Condensate sales (Bbl/d)	187	162	217	244
Percentage of total net margin	5%	6%	6%	7%
(a) - Includes volumes for consolidated entities only.
(b) - Represents equity volumes.
(c) - Refers to the Btus that are removed from natural gas through processing.

Commodity Price Risk - The following tables set forth our Natural Gas Gathering and Processing segment’s hedging information for our equity volumes for the periods indicated as of September 30, 2012:

	Three Months Ending December 31, 2012
	Volumes Hedged	(a)	Average Price		Percentage Hedged
NGLs (Bbl/d)	9,488		$1.25	/ gallon	71%
Condensate (Bbl/d)	1,987		$2.42	/ gallon	77%
Total (Bbl/d)	11,475		$1.46	/ gallon	72%
Natural gas (MMBtu/d)	50,109		$4.54	/ MMBtu	77%
(a) - Hedged with futures and swaps.

	Year Ending December 31, 2013
	Volumes Hedged	(a)	Average Price		Percentage Hedged
NGLs (Bbl/d)	428		$2.51	/ gallon	2%
Condensate (Bbl/d)	2,038		$2.43	/ gallon	70%
Total (Bbl/d)	2,466		$2.44	/ gallon	10%
Natural gas (MMBtu/d)	50,137		$3.85	/ MMBtu	80%
(a) - Hedged with futures and swaps.

	Year Ending December 31, 2014
	Volumes Hedged	(a)	Average Price		Percentage Hedged
Natural gas (MMBtu/d)	36,726		$4.11	/ MMBtu	50%
(a) - Hedged with futures and swaps.

We expect our commodity price sensitivity to increase in the future as volumes increase under POP contracts with our customers.  Our Natural Gas Gathering and Processing segment’s commodity price sensitivity is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at September 30, 2012, excluding the effects of hedging and assuming normal operating conditions.  Our condensate sales are based on the price of crude oil.  We estimate the following:

•	a $0.01 per gallon change in the composite price of NGLs would change annual net margin by approximately $2.8 million;

•	a $1.00 per barrel change in the price of crude oil would change annual net margin by approximately $1.2 million; and

•	a $0.10 per MMBtu change in the price of natural gas would change annual net margin by approximately $2.3 million.

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

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2012 vs. 2011		2012 vs. 2011
Financial Results	2012	2011	2012	2011	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$54.9	$57.7	$163.8	$176.1	$(2.8)	(5%)	$(12.3)	(7%)
Storage revenues	17.2	17.3	50.6	51.9	(0.1)	(1%)	(1.3)	(3%)
Gas sales and other revenues	7.7	14.5	16.1	22.7	(6.8)	(47%)	(6.6)	(29%)
Cost of sales	8.4	19.7	18.5	36.8	(11.3)	(57%)	(18.3)	(50%)
Net margin	71.4	69.8	212.0	213.9	1.6	2%	(1.9)	(1%)
Operating costs	26.3	24.4	78.3	79.1	1.9	8%	(0.8)	(1%)
Depreciation and amortization	11.6	11.4	34.5	33.9	0.2	2%	0.6	2%
Loss on sale of assets	—	—	0.1	0.3	—	0%	(0.2)	(67%)
Operating income	$33.5	$34.0	$99.1	$100.6	$(0.5)	(1%)	$(1.5)	(1%)
Equity earnings from investments	$18.3	$19.8	$55.0	$57.4	$(1.5)	(8%)	$(2.4)	(4%)
Capital expenditures	$5.1	$10.6	$14.6	$25.2	$(5.5)	(52%)	$(10.6)	(42%)

Net margin increased for the three months ended September 30, 2012, compared with the same period last year, due to higher contracted capacity with natural gas producers on our intrastate pipelines to transport their increasing natural gas supply to market.

Operating costs increased for the three months ended September 30, 2012, compared with the same period last year, primarily as a result of higher outside services costs associated with maintenance projects and higher employee-related costs associated with incentive and benefit plans.

Net margin decreased for the nine months ended September 30, 2012, compared with the same period last year, primarily as a result of the following:

•	a decrease of $3.1 million due primarily to lower prices on our net retained fuel position, offset partially by higher retained fuel volumes; offset partially by

•	an increase of $2.4 million due to higher contracted capacity with natural gas producers on our intrastate pipelines, offset partially by lower contracted capacity on Midwestern Gas Transmission.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information (a)	2012	2011	2012	2011
Natural gas transportation capacity contracted (MDth/d)	5,249	5,132	5,345	5,353
Transportation capacity subscribed (b)	87%	85%	88%	88%
Average natural gas price
Mid-Continent region ($/MMBtu)	$2.75	$4.02	$2.43	$4.10
(a) - Includes volumes for consolidated entities only.
(b) - Prior periods have been recast to reflect current estimated capacity.

Natural gas transportation capacity contracted increased for the three months ended September 30, 2012, compared with the same period last year due primarily to higher subscribed capacity on Midwestern Gas Transmission as a result of higher contractual capacity with local distribution companies and higher subscribed capacity with producers on our intrastate pipelines to transport their increasing natural gas supply to market.

Our pipelines primarily serve end-users, such as natural gas distribution companies and electric-generation companies that require natural gas to operate their businesses regardless of location price differentials.  The development of shale gas and other unconventional resource areas has continued to increase available natural gas supply and has caused natural gas prices to decrease and location and seasonal price differentials to narrow.  As additional supply is being developed, we have begun to contract with producers for firm transportation capacity from supply locations in western Oklahoma and Texas.  The firm capacity contracted with producers has helped offset the decrease in contracted capacity by certain customers that are focused on capturing location or seasonal price differentials on some of our pipelines, particularly Midwestern Gas Transmission.  The abundance of shale natural gas supply and new regulations on emissions from coal-fired electric-generation plants may also increase the demand for our services from electric-generation companies if they were to convert to a natural gas fuel source.  Overall, we expect our fee-based earnings to remain relatively stable in the future as the development of shale and other unconventional resource areas continue.

Our operating information above does not include our 50-percent interest in Northern Border Pipeline Company.  Substantially all of Northern Border Pipeline Company’s long-haul transportation capacity has been contracted through March 2014.  The Northern Border Pipeline currently operates pursuant to a 2007 rate case settlement. In September 2012, Northern Border Pipeline Company filed with the FERC a settlement with its customers to modify its transportation rates beginning in January 2013. We expect the FERC to make a final ruling on this settlement before the end of the year. If approved, the long-term transportation rates will be approximately 11 percent lower, compared with current rates, which is expected to reduce our future equity earnings from Northern Border Pipeline Company.

Natural Gas Liquids

Overview - Our natural gas liquids assets consist of facilities that gather, fractionate, distribute and treat NGLs and store NGL products primarily in Oklahoma, Kansas and Texas where we provide nondiscretionary services to producers of NGLs.  We own or have an ownership interest in FERC-regulated natural gas liquids gathering and distribution pipelines in Oklahoma, Kansas, Texas, Wyoming and Colorado, and terminal and storage facilities in Missouri, Nebraska, Iowa and Illinois.  We also own FERC-regulated natural gas liquids distribution and refined petroleum products pipelines in Kansas, Missouri, Nebraska, Iowa, Illinois and Indiana that connect our Mid-Continent assets with Midwest markets, including Chicago, Illinois.  The majority of the pipeline-connected natural gas processing plants in Oklahoma, Kansas and the Texas Panhandle, which extract NGLs from unprocessed natural gas, are connected to our gathering systems.  We own and operate truck and rail-loading and unloading facilities that interconnect with our fractionation and pipeline assets.  Through recent expansions to our rail facilities in Kansas, we began receiving raw NGLs transported by rail from the Williston Basin to our Kansas NGL fractionation facilities in early 2012.  We will continue to receive these Williston Basin NGLs through our rail-loading facilities until construction is completed on our Bakken NGL Pipeline, which is expected to be in service in the first quarter of 2013.

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

Revenues for our Natural Gas Liquids segment are derived primarily from fee-based services provided to our customers and physical optimization of our assets.  Our fee-based services have increased due primarily to new supply connections, expansion of existing connections and our previously completed capital projects, including our Cana-Woodford Shale and Granite Wash projects, and expansion of our fractionation capacity and Arbuckle Pipeline.  Our sources of revenue are categorized as exchange services, optimization and marketing, pipeline transportation, isomerization and storage, which are defined as follows:

•
Our exchange services activities primarily collect fees to gather, fractionate and treat unfractionated NGLs, thereby converting them into marketable NGL products that are stored and shipped to a market center or customer-designated location.

•
Our optimization and marketing activities utilize our assets, contract portfolio and market knowledge to capture location and seasonal price differentials.  We transport NGL products between the Mid-Continent and Gulf Coast NGL market centers in order to capture the location price differentials between the two locations.  Our natural gas liquids storage facilities are also utilized to capture seasonal price variances.

•
Our pipeline transportation business transports unfractionated NGLs, NGL purity products and refined petroleum products primarily under our FERC-regulated tariffs.  Tariffs specify the maximum rates we can charge our customers and the general terms and conditions for NGL transportation service on our pipelines.

•
Our isomerization business captures the price differential when normal butane is converted into the more valuable iso-butane at our isomerization unit in Conway, Kansas.  Iso-butane is used in the refining industry to increase the octane of motor gasoline.

•	Our storage business collects fees to store NGLs at our Mid-Continent and Gulf Coast facilities.

Growth Projects - Our growth strategy in the Natural Gas Liquids segment is focused around the oil and NGL-rich natural gas drilling activity in shale and other unconventional resource areas from the Rocky Mountain region through the Mid-Continent region into Texas.  Increasing crude oil, natural gas and NGL production resulting from this activity and higher petrochemical industry demand for NGL products have required additional capital investments to expand our infrastructure to bring these commodities from supply basins to market.  Expansion of the petrochemical industry in the United States is expected to increase ethane demand significantly over the next five years, and international demand for propane is expected to impact positively the NGL market in the future.  Our Natural Gas Liquids segment is investing approximately $2.4 billion to $2.9 billion in NGL-related projects through 2014.  These investments will accommodate the transportation and fractionation of growing NGL supplies from shale and other resource development areas across our asset base and alleviate infrastructure constraints between the Mid-Continent and Texas Gulf Coast regions to meet the increasing petrochemical industry and NGL export demand in the Gulf Coast.  Over time, these growing fee-based NGL volumes will fill much of the capacity currently used to capture the NGL price differentials between the two market centers.  In addition, we believe the NGL price differentials between the Mid-Continent and Gulf Coast market centers will narrow over the long term as new fractionators and pipelines, including our growth projects discussed below, begin to alleviate constraints affecting NGL prices and location price differentials between the two market centers.

Sterling III Pipeline - We plan to build a 570-plus-mile natural gas liquids pipeline, the Sterling III Pipeline, which will have the flexibility to transport either unfractionated NGLs or NGL products from the Mid-Continent to the Texas Gulf Coast.  The Sterling III Pipeline will traverse the NGL-rich Woodford Shale that is currently under development, as well as provide transportation capacity for the growing NGL production from the Cana-Woodford Shale and Granite Wash areas, where the pipeline can gather unfractionated NGLs from the new natural gas processing plants that are being built as a result of increased drilling activity in these areas.  The Sterling III Pipeline will have an initial capacity to transport up to 193 MBbl/d of production from our natural gas liquids infrastructure at Medford, Oklahoma, to our storage and fractionation facilities in Mont Belvieu, Texas.  We have multi-year supply commitments from producers and natural gas processors for approximately 75 percent of the pipeline’s capacity.  Installation of additional pump stations could expand the capacity of the pipeline to 250 MBbl/d. Following the receipt of all necessary permits and the acquisition of rights-of-way, construction is scheduled to begin in 2013, with an expected completion late the same year.

The investment also includes reconfiguring our existing Sterling I and II pipelines, which currently distribute NGL products between the Mid-Continent and Gulf Coast NGL market centers, to transport either unfractionated NGLs or NGL products.
The project costs for the new pipeline and reconfiguring projects are estimated to be $610 million to $810 million, excluding AFUDC.

MB-2 Fractionator - We are constructing a new 75 MBbl/d fractionator, MB-2, near our storage facility in Mont Belvieu, Texas.  The Texas Commission on Environmental Quality (TCEQ) approved our permit application to build this fractionator.  Construction began in June 2011 and is expected to be completed in mid-2013.  The cost of the new fractionator is estimated to be $300 million to $390 million, excluding AFUDC.  We have multi-year supply commitments from producers and natural gas processors for all of the fractionator’s capacity.

MB-3 Fractionator - In July 2012, we announced plans to construct a 75 MBbl/d fractionator, MB-3, near our storage facility in Mont Belvieu, Texas.  In addition, we plan to expand and upgrade our existing natural gas liquids gathering and pipeline infrastructure, including new connections to natural gas processing facilities and increasing the capacity of the Arbuckle and Sterling II NGL pipelines.  The MB-3 fractionator and related infrastructure are expected to cost approximately $525 million to $575 million, excluding AFUDC.  The MB-3 fractionator is expected to be completed in the fourth quarter 2014.  Supply commitments from third-party natural gas processors are in various stages of negotiation.

Ethane/Propane Splitter - In July 2012, we announced plans to construct a new 40 MBbl/d ethane/propane splitter at our Mont Belvieu storage facility to split ethane/propane mix into purity ethane in order to meet the growing needs of petrochemical customers.  The facility will be capable of producing 32 MBbl/d of purity ethane and 8 MBbl/d of propane, and is expected to be in service during the second quarter 2014.  The ethane/propane splitter is expected to cost approximately $45 million, excluding AFUDC.

Bakken NGL Pipeline and related projects - We are building an approximately 600-mile natural gas liquids pipeline, the Bakken NGL Pipeline, to transport unfractionated NGLs from the Williston Basin to the Overland Pass Pipeline.  In July 2012, we announced plans to invest an additional $100 million to install additional pump stations on the Bakken NGL Pipeline to increase its capacity to 135 MBbl/d from an initial capacity of 60 MBbl/d.  The unfractionated NGLs then will be delivered to our existing natural gas liquids fractionation and distribution infrastructure in the Mid-Continent.  Project costs for the new pipeline, including the expansion, are estimated to be $550 million to $650 million, excluding AFUDC.  NGL supply commitments for the Bakken NGL Pipeline are anchored by NGL production from our natural gas processing plants.  The 12-inch diameter pipeline is expected to be in service during the first quarter 2013, and the expansion is expected to be completed in the third quarter 2014.

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

Bushton Fractionator expansion - In September 2012, we completed an expansion and upgrade to our existing NGL fractionation capacity at Bushton, Kansas, increasing capacity to 210 MBbl/d from 150 MBbl/d. This additional capacity is necessary to accommodate the volume growth from the Mid-Continent and Williston Basin. The project cost approximately $117 million, excluding AFUDC.

Cana-Woodford Shale and Granite Wash projects - We constructed approximately 230 miles of natural gas liquids pipelines that expanded our existing Mid-Continent natural gas liquids gathering system in the Cana-Woodford Shale and Granite Wash areas.  These pipelines expanded our capacity to transport unfractionated NGLs from these Mid-Continent supply areas to fractionation facilities in Oklahoma and Texas and distribute NGL products to the Mid-Continent, Gulf Coast and upper Midwest market centers.  The pipelines are connected to three new third-party natural gas processing facilities and to three existing third-party natural gas processing facilities that were expanded.  Additionally, we installed additional pump stations on our Arbuckle Pipeline to increase its capacity to 240 MBbl/d.  These projects are expected to add, through multi-year supply contracts, approximately 75 to 80 MBbl/d of unfractionated NGLs, to our existing natural gas liquids gathering systems.  These projects were placed in service in April 2012 and cost approximately $220 million, excluding AFUDC.

Sterling I Pipeline expansion - In 2011, we installed seven additional pump stations for approximately $30 million, excluding AFUDC, along our existing Sterling I natural gas liquids distribution pipeline, increasing its capacity by 15 MBbl/d, which is supplied by our Mid-Continent natural gas liquids infrastructure.  The Sterling I Pipeline transports NGL products from our fractionator in Medford, Oklahoma, to the Mont Belvieu, Texas, market center.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in “Liquidity and Capital Resources.”

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2012 vs. 2011		2012 vs. 2011
Financial Results	2012	2011	2012	2011	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$2,109.1	$2,488.6	$6,058.9	$7,047.3	$(379.5)	(15%)	$(988.4)	(14%)
Exchange service and storage revenues	187.3	137.2	505.8	384.6	50.1	37%	121.2	32%
Transportation revenues	14.6	13.0	45.5	44.3	1.6	12%	1.2	3%
Cost of sales and fuel	2,076.4	2,417.5	5,906.5	6,903.7	(341.1)	(14%)	(997.2)	(14%)
Net margin	234.6	221.3	703.7	572.5	13.3	6%	131.2	23%
Operating costs	56.8	47.6	166.6	141.1	9.2	19%	25.5	18%
Depreciation and amortization	18.6	16.6	54.2	47.6	2.0	12%	6.6	14%
Loss on sale of assets	0.4	—	0.5	0.3	0.4	100%	0.2	67%
Operating income	$158.8	$157.1	$482.4	$383.5	$1.7	1%	$98.9	26%
Equity earnings from investments	$4.8	$4.3	$16.4	$14.3	$0.5	12%	$2.1	15%
Capital expenditures	$212.3	$76.5	$561.5	$232.7	$135.8	*	$328.8	*
* Percentage change is greater than 100 percent.

NGL price differentials between Conway, Kansas, and Mont Belvieu, Texas, were narrower for the three-month period and wider for the nine-month period ended September 30, 2012, compared with the same periods last year.   The decrease in revenues and cost of sales were the result of lower commodity prices for the three and nine months ended September 30, 2012, compared with the same periods last year.  NGL prices have decreased in 2012 due primarily to increased NGL supply from the development of NGL-rich areas and lower NGL demand during periods of the second and third quarters of 2012 because of scheduled maintenance at Gulf Coast petrochemical plants and lower crude oil prices.

Net margin increased for the three months ended September 30, 2012, compared with the same period last year, primarily as a result of the following:

•
an increase of $32.9 million related to higher NGL volumes gathered and fractionated across our systems and contract renegotiations for higher fees associated with our NGL exchange services activities;

•	an increase of $5.8 million related to higher isomerization margins resulting from wider price differentials between normal butane and iso-butane, and higher isomerization volumes; offset partially by

•
a decrease of $20.9 million in optimization and marketing margins, which resulted from a $43.4 million decrease due to narrower NGL price differentials and lower transportation capacity available for optimization activities, as an increasing portion of our transportation capacity between the Conway, Kansas, and Mont Belvieu, Texas, NGL market centers is utilized by our exchange services activities to produce fee-based earnings. This decrease was offset partially by a $22.5 million increase in our marketing activities due primarily to margins realized on the fractionation and sale of NGL inventory held at the end of the second quarter of 2012 associated with the scheduled maintenance at our Mont Belvieu natural gas liquids fractionation facility; and

•	a decrease of $5.5 million due to the impact of higher operational measurement losses.

Net margin increased for the nine months ended September 30, 2012, compared with the same period last year, primarily as a result of the following:

•
an increase of $68.8 million related to higher NGL volumes gathered and fractionated across our systems and contract renegotiations for higher fees associated with our NGL exchange services activities;

•
an increase of $50.3 million in optimization and marketing margins, which resulted primarily from wider NGL product price differentials. Our marketing margins also benefited from higher NGL truck and rail volumes;

•	an increase of $9.6 million due to higher storage margins as a result of contract renegotiations at higher fees;

•	an increase of $3.9 million related to higher isomerization margins resulting from wider price differentials between normal butane and iso-butane; offset partially by

•	a decrease of $1.3 million due to the impact of higher operational measurement losses.

Operating costs increased for the three months ended September 30, 2012, compared with last year, primarily as a result of the following:

•	an increase of $3.2 million from higher outside services expenses associated primarily with scheduled maintenance and the growth of our operations related to our completed capital projects; and

•	an increase of $4.2 million due to higher labor and employee-related costs associated with the growth of our operations related to our completed capital projects.

Operating costs increased for the nine months ended September 30, 2012, compared with last year, primarily as a result of the following:

•
an increase of $13.2 million from higher materials and outside services expenses associated primarily with scheduled maintenance and the growth of our operations related to our completed capital projects; and

•	an increase of $9.2 million due to higher labor and employee-related costs associated with the growth of our operations related to our completed capital projects.

Depreciation and amortization expense increased for the three and nine months ended September 30, 2012, compared with the same periods last year, due primarily to the depreciation associated with our completed capital projects.

Equity earnings increased for the three and nine months ended September 30, 2012, due primarily to higher earnings on Overland Pass Pipeline Company in which we own a 50-percent interest, resulting primarily from higher volumes transported.

Capital expenditures increased for the three and nine months ended September 30, 2012, compared with the same periods last year, due primarily to expenditures related to our growth projects discussed above.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information	2012	2011	2012	2011
NGL sales (MBbl/d)	615	485	544	481
NGLs fractionated (MBbl/d) (a)	581	529	565	522
NGLs transported-gathering lines (MBbl/d) (b)	530	443	517	424
NGLs transported-distribution lines (MBbl/d) (b)	504	457	489	460
Conway-to-Mont Belvieu OPIS average price differential
Ethane in ethane/propane mix ($/gallon)	$0.16	$0.27	$0.21	$0.21
(a) - Includes volumes fractionated at company-owned and third-party facilities.
(b) - Includes volumes for consolidated entities only.

NGLs gathered and fractionated increased for the three and nine months ended September 30, 2012, compared with the same periods last year, due primarily to increased throughput from existing connections in Texas and the Mid-Continent and Rocky Mountain regions, and new supply connections in the Mid-Continent and Rocky Mountain regions.  The increased NGL gathering capacity in the Mid-Continent and Texas was made available through our Cana-Woodford Shale and Granite Wash projects, which were placed in service in April 2012. For the nine months ended September 30, 2012, the increased Gulf Coast fractionation capacity was made available by our 60 Mbl/d fractionation services agreement with Targa Resources Partners that began in the second quarter 2011. For the three months ended September 30, 2012, the increased Mid-Continent fractionation capacity was the result of our Bushton Fractionator expansion, which was completed in September 2012.

NGLs transported on distribution lines increased for the three and nine months ended September 30, 2012, compared with the same periods last year, due primarily to our Sterling I pipeline expansion and higher volumes transported on our distribution pipelines between our Mid-Continent fractionators to optimize the delivery of NGL supply.

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

In the first nine months of 2012, we utilized cash from operations, our commercial paper program and proceeds from our March 2012 equity issuance and September 2012 debt issuance to fund our short-term liquidity needs.  We also used proceeds from our March 2012 equity issuance and September 2012 debt issuance to repay our $350 million, 5.9-percent senior notes due April 2012 and to fund our capital projects as part of our long-term financing plan.  See discussion below under “Long-term Financing” for more information.

Our ability to continue to access capital markets for debt and equity financing under reasonable terms depends on our financial condition, credit ratings and market conditions.  We expect to fund our future capital expenditures with short- and long-term debt, the issuance of equity and operating cash flows.

Capital Structure - The following table sets forth our capitalization structure as of the dates indicated:

	September 30,	December 31,
	2012	2011
Long-term debt	52%	53%
Equity	48%	47%
Debt (including notes payable)	52%	53%
Equity	48%	47%

Short-term Liquidity - Our principal sources of short-term liquidity consist of cash generated from operating activities and our commercial paper program, which is supported by our Partnership 2011 Credit Agreement.

The total amount of short-term borrowings authorized by our general partner’s Board of Directors is $2.5 billion.  At September 30, 2012, we had no commercial paper outstanding, no letters of credit issued and no borrowings outstanding under our Partnership 2011 Credit Agreement.  At September 30, 2012, we had approximately $963.6 million of cash and $1.2 billion of credit available under the Partnership 2011 Credit Agreement.  As of September 30, 2012, we could have issued $3.4 billion of short- and long-term debt to meet our liquidity needs under the most restrictive provisions contained in our various borrowing agreements.  Based on the forward LIBOR curve, we expect the interest rates on our short-term borrowings to increase in 2013, compared with interest rates on amounts during 2012.

Our Partnership 2011 Credit Agreement contains certain financial, operational and legal covenants.  Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our Partnership 2011 Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1.  If we consummate one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter of the acquisition and the two following quarters. Upon breach of certain covenants by us in our Partnership 2011 Credit Agreement, amounts outstanding under our Partnership 2011 Credit Agreement, if any, may become due and payable immediately.  At September 30, 2012, our ratio of indebtedness to adjusted EBITDA was 2.9 to 1, and we were in compliance with all covenants under our Partnership 2011 Credit Agreement.

Our Partnership 2011 Credit Agreement includes a $100-million sublimit for the issuance of standby letters of credit and also features an option to request an increase in the size of the facility to an aggregate of $1.7 billion from $1.2 billion by either commitments from new lenders or increased commitments from existing lenders.  Our Partnership 2011 Credit Agreement is available to repay our commercial paper notes, if necessary.  Amounts outstanding under our commercial paper program reduce the borrowing capacity under our Partnership 2011 Credit Agreement.

Effective August 1, 2012, we extended the maturity date of our Partnership 2011 Credit Agreement to August 1, 2017 from August 1, 2016, pursuant to an extension agreement between us and the lenders.

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

Long-term Financing - In addition to our principal sources of short-term liquidity discussed above, we expect to fund our longer-term cash requirements by issuing common units or long-term notes.  Other options to obtain financing include, but are not limited to, issuance of convertible debt securities and asset securitization and the sale and lease back of facilities.

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

Debt Issuance - In September 2012, we completed an underwritten public offering of $1.3 billion of senior notes, consisting of $400 million, 2.0-percent senior notes due 2017 and $900 million, 3.375-percent senior notes due 2022. A portion of the net proceeds from the offering of approximately $1.29 billion was used to repay amounts outstanding under our commercial paper program, and the balance will be used for general partnership purposes, including capital expenditures.

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

We may redeem our 2.0-percent senior notes due 2017 and our 3.375-percent senior notes due 2022 at par starting one month and three months, respectively, before their maturity dates.  Prior to these dates, we may redeem these notes, in whole or in part, at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium.  The redemption price will never be less than 100 percent of the principal amount of the respective note plus accrued and unpaid interest to the redemption date.  Our senior notes are senior unsecured obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness, and structurally subordinate to any of the existing and future debt and other liabilities of any nonguarantor subsidiaries.

Equity Issuance - In March 2012, we completed an underwritten public offering of 8,000,000 common units at a public offering price of $59.27 per common unit, generating net proceeds of approximately $460 million.  We also sold 8,000,000 common units to ONEOK in a private placement, generating net proceeds of approximately $460 million.  In conjunction with the issuances, ONEOK contributed approximately $19 million in order to maintain its 2-percent general partner interest in us.  The net proceeds from the issuances were used to repay $295 million of borrowings under our commercial paper program, to repay amounts on the maturity of our $350 million, 5.9-percent senior notes due April 2012 and for other general partnership purposes, including capital expenditures.  As a result of these transactions, ONEOK’s aggregate ownership interest increased to 43.4 percent from 42.8 percent.

Interest-rate Swaps - We have entered into forward-starting interest-rate swaps to hedge the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued.  At December 31, 2011, we had interest-rate swaps with notional values totaling $750 million.  During the nine months ended September 30, 2012, we entered into additional interest-rate swaps with notional amounts totaling $650 million. Upon our debt issuance in September 2012, we settled $1.0 billion of our interest-rate swaps and realized a loss of $124.9 million in accumulated other comprehensive income (loss) that will be amortized to interest expense over the term of the related debt. At

September 30, 2012, our remaining interest-rate swaps with notional amounts totaling $400 million have settlement dates greater than 12 months.

Capital Expenditures - Our capital expenditures are financed typically through operating cash flows, short- and long-term debt and the issuance of equity.  Capital expenditures were $1.0 billion and $662 million for the nine months ended September 30, 2012 and 2011, respectively.  We classify expenditures that are expected to generate additional revenue or significant operating efficiencies as growth capital expenditures.  Maintenance capital expenditures are those required to maintain existing operations and do not generate additional revenues.

The following table summarizes our 2012 projected growth and maintenance capital expenditures, excluding AFUDC:

	Growth	Maintenance	Total
	(Millions of dollars)
Natural Gas Gathering and Processing	$712	$26	$738
Natural Gas Pipelines	3	24	27
Natural Gas Liquids	1,049	54	1,103
Total projected capital expenditures	$1,764	$104	$1,868

Credit Ratings - Our long-term debt credit ratings as of September 30, 2012, are shown in the table below:

Rating Agency	Rating	Outlook
Moody’s	Baa2	Stable
S&P	BBB	Stable

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

The following table sets forth cash distributions paid, including our general partner’s incentive distribution interests, during the periods indicated:

	Nine Months Ended
	September 30,
	2012	2011
	(Millions of dollars)
Common unitholders	$270.0	$226.3
Class B unitholders	139.0	126.3
General partner	142.0	98.9
Noncontrolling interests	0.6	0.3
Total cash distributions paid	$551.6	$451.8

In the nine months ended September 30, 2012 and 2011, cash distributions paid to our general partner included incentive distributions of $131.0 million and $89.8 million, respectively.

In October 2012, our general partner declared a cash distribution of $0.685 per unit ($2.74 per unit on an annualized basis) for the third quarter of 2012, an increase of 2.5 cents from the previous quarter, which will be paid on November 14, 2012, to unitholders of record at the close of business on November 5, 2012.

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

CASH FLOW ANALYSIS

We use the indirect method to prepare our Consolidated Statements of Cash Flows.  Under this method, we reconcile net income to cash flows provided by operating activities by adjusting net income for those items that impact net income but do not result in actual cash receipts or payments during the period.  These reconciling items include depreciation and amortization, allowance for equity funds used during construction, gain or loss on sale of assets, deferred income taxes, equity earnings from investments net of distributions received from unconsolidated affiliates and changes in our assets and liabilities not classified as investing or financing activities.

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Nine Months Ended		Variances
	September 30,		2012 vs. 2011
	2012	2011	Increase (Decrease)
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$620.5	$655.3	$(34.8)
Investing activities	(1,005.4)	(697.1)	(308.3)
Financing activities	1,313.4	168.8	1,144.6
Change in cash and cash equivalents	928.5	127.0	801.5
Cash and cash equivalents at beginning of period	35.1	0.9	34.2
Cash and cash equivalents at end of period	$963.6	$127.9	$835.7

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

Cash flows from operating activities, before changes in operating assets and liabilities, were $827.7 million for the nine months ended September 30, 2012, compared with $661.5 million for the same period in 2011.  The increase was due primarily to an increase in net margin as discussed in “Financial Results and Operating Information” and higher distributed earnings from our unconsolidated affiliates.

The changes in operating assets and liabilities decreased operating cash flows $207.2 million for the nine months ended September 30, 2012, compared with a decrease of $6.2 million for the same period in 2011.  The change is due primarily to the increase in natural gas and natural gas liquids volumes in storage, offset partially by lower commodity prices and the settlement of our interest-rate swaps associated with our $1.3 billion debt issuance in September 2012.  The change is also due to the change in accounts receivable resulting from the timing of receipt of cash from customers, as well as accounts payable and the timing of payments to vendors and suppliers, which vary from period to period.

Investing Cash Flows - Cash used in investing activities increased for the nine months ended September 30, 2012, compared with the same period in 2011, due primarily to increased capital expenditures on our growth projects in our Natural Gas Gathering and Processing and Natural Gas Liquids segments.

Financing Cash Flows - Cash provided by financing activities increased during the nine months ended September 30, 2012, compared with an increase for the same period in 2011.  The change is a result of net proceeds of $938.6 million from our equity issuances in 2012, partially offset by a $350 million debt maturity and higher cash distributions, compared with the same period in 2011, which included a $225 million debt maturity and a net repayment of $430 million of commercial paper. Financing cash flows also reflect net proceeds from our debt issuances of $1.3 billion in the nine months ended September 30, 2012 and 2011.

REGULATORY

Financial Markets Legislation - The Dodd-Frank Act represents a far-reaching overhaul of the framework for regulation of United States financial markets. Various regulatory agencies, including the SEC and the CFTC, have proposed regulations for implementation of many of the provisions of the Dodd-Frank Act. The CFTC has issued final regulations for certain provisions of the Dodd-Frank Act, but others remain outstanding. Several of the regulations became effective in October 2012. Prior to becoming effective, however, one of the final regulations, which imposed federal limits on speculative positions in certain futures contracts, was vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further action. Based on our assessment of the regulations issued to date and those proposed, we expect to be able to continue to participate in financial markets for hedging certain risks inherent in our business, including commodity and interest-rate risks; however, the capital requirements and costs of hedging may increase as a result of the regulations. We also may incur additional costs associated with our compliance with the new regulations and anticipated additional record keeping, reporting and disclosure obligations; however, we do not believe the costs will be material. These requirements could affect adversely market liquidity and pricing of derivative contracts making it more difficult to execute our risk-management strategies in the future. Also, the anticipated increased costs of compliance by dealers and counterparties likely will be passed on to customers, which could decrease the benefits of hedging to us and could reduce our profitability and liquidity.

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

Pipeline Safety - We are subject to Pipeline and Hazardous Materials Safety Administration regulations, including integrity- management regulations.  The Pipeline Safety Improvement Act of 2002 requires pipeline companies operating high-pressure pipelines to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated high-consequence areas.  In January 2012, The Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 was signed into law.  The new law increased the maximum penalties for violating federal pipeline safety regulations and directs the DOT and Secretary of Transportation to conduct further review or studies on issues that may or may not be material to us.  These issues include but are not limited to:

•	an evaluation of whether hazardous natural gas liquids and natural gas pipeline integrity-management requirements should be expanded beyond current high-consequence areas;

•	a review of all natural gas and hazardous natural gas liquid gathering pipeline exemptions;

•	a verification of records for pipelines in class 3 and 4 locations and high-consequence areas to confirm maximum allowable operating pressures; and

•	a requirement to test pipelines previously untested in high-consequence areas operating above 30 percent yield strength.

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

Federal, state and regional initiatives to measure and regulate greenhouse gas emissions are under way.  We are monitoring federal and state legislation to assess the potential impact on our operations.  The EPA’s Mandatory Greenhouse Gas Reporting Rule released in September 2009 requires greenhouse gas emissions reporting for affected facilities on an annual basis and requires us to track the emission equivalents for all NGLs delivered to our customers.  Our 2010 total reported emissions were less than 53.2 million metric tons of carbon dioxide equivalents.  This total includes direct emissions from the combustion of fuel in our equipment, such as compressor engines and heaters, as well as carbon dioxide equivalents from natural gas and NGL products delivered to customers, as if all such fuel and NGL products were combusted with the resulting carbon dioxide injected directly into disposal wells.  We reported 2011 greenhouse gas emissions for a portion of our facilities by March 31, 2012, as required by the EPA, and for the remainder of our facilities by September 30, 2012.  Also, the EPA released a subpart to the Mandatory Greenhouse Gas Reporting Rule that will require the reporting of vented and fugitive emissions of methane from our facilities.  The new requirements began in January 2011, with the first reporting of fugitive emissions due September 30, 2012.  We do not expect the cost to gather this emission data to have a material impact on our results of operations, financial position or cash flows.  In addition, Congress has considered and may consider in the future legislation to reduce greenhouse gas emissions, including carbon dioxide and methane.  At this time, no rule or legislation has been enacted that assesses any costs, fees or expenses on any of these emissions.

In May 2010, the EPA finalized the “Tailoring Rule” that regulates greenhouse gas emissions at new or modified facilities that meet certain criteria.  Affected facilities are required to review best available control technology, conduct air-quality analysis, impact analysis and public reviews with respect to such emissions.  The rule was phased in beginning January 2011, and at current emission threshold levels has had a minimal impact on our existing facilities.  The EPA has stated it will consider lowering the threshold levels over the next five years, which could increase the impact on our existing facilities; however, potential costs, fees or expenses associated with the potential adjustments are unknown.

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

In July 2011, the EPA issued a proposed rule that would change the air emission New Source Performance Standards, also known as NSPS, and Maximum Achievable Control Technology requirements applicable to the oil and gas industry, including natural gas production, processing, transmission and underground storage. In April 2012, the EPA released the final rule, which includes new NSPS and air toxic standards for a variety of sources within natural gas processing plants, oil and natural gas production facilities and natural gas transmission stations. The rule also regulates emissions from the hydraulic fracturing of wells for the first time. The EPA’s final rule reflects significant changes from the proposal issued in 2011 and allows for more manageable compliance options. The NSPS final rule became effective in October 2012, but the dates for compliance vary and depend in part upon the type of affected facility and the date of construction, reconstruction or modification. It will require expenditures for updated emissions controls, monitoring and record-keeping requirements at affected facilities. However, the EPA is still considering industry comments that may result in the exclusion of certain sources from some of the more costly provisions. If approved, this would reduce the anticipated capital and operations and maintenance costs resulting from the regulation. We do not expect these expenditures to have a material impact on our results of operations, financial position or cash flows.

Superfund - The Comprehensive Environmental Response, Compensation and Liability Act, also known as CERCLA or Superfund, imposes liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a hazardous substance into the environment.  These persons include the owner or operator of a facility where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the facility.  Under CERCLA, these persons may be liable for the costs of cleaning up the hazardous substances released into the environment, damages to natural resources and the costs of certain health studies.  In 2011, we received notice from the EPA of potential liability at the U.S. Oil Recovery Superfund Site location in Harris County, Texas.  We are named a potentially responsible party as a result of waste disposal at the now-abandoned site.  We do not expect our responsibilities under CERCLA, for this facility or any other, to have a material impact on our results of operations, financial position or cash flows.

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

We review our goodwill for impairment at least annually, and we evaluated our goodwill for impairment as of July 1, 2012. Our goodwill impairment analysis performed on that date did not result in an impairment charge nor did our analysis reflect any reporting units at risk, and subsequent to that date, no event has occurred indicating that the implied fair value of each of our reporting units (including its inherent goodwill) is less than the carrying value of its net assets.

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

INTEREST RATE RISK

We have entered into forward-starting interest-rate swaps to hedge the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued.  At December 31, 2011, we had interest-rate swaps with notional values totaling $750 million.  During the nine months ended September 30, 2012, we entered into additional interest-rate swaps with notional amounts totaling $650 million. Upon our debt issuance in September 2012, we settled $1.0 billion of our interest-rate swaps and realized a loss of $124.9 million in accumulated other comprehensive income (loss) that will be amortized to interest expense over the term of the related debt. At September 30, 2012, our remaining interest-rate swaps with notional amounts totaling $400 million have settlement dates greater than 12 months.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the third quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Additional information about our legal proceedings is included under Part I, Item 3, Legal Proceedings, in our Annual Report.

Thomas F. Boles, et al. v. El Paso Corporation, et al. (f/k/a Will Price, et al. v. Gas Pipelines, et al., f/k/a Quinque Operating Company, et al. v. Gas Pipelines, et al.), 26th Judicial District, District Court of Stevens County, Kansas, Civil Department, Case No. 99C30 (“Boles I”). On September 19, 2012, the Court dismissed without prejudice all of the ONEOK defendants from the case, other than ONEOK Field Services Company, L.L.C.

Thomas F. Boles, et al. v. El Paso Corporation, et al. (f/k/a Will Price and Stixon Petroleum, et al. v. Gas Pipelines, et al.), 26th Judicial District, District Court of Stevens County, Kansas, Civil Department, Case No. 03C232 (“Boles II”). On September 19, 2012, the Court dismissed without prejudice all of the ONEOK defendants from the case, other than ONEOK Field Services Company, L.L.C.

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

4.1
Eighth Supplemental Indenture, dated  September 13, 2012, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 2.000% Senior Notes due 2017 (incorporated by reference from Exhibit 4.2 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed on September 13, 2012 (File No. 1-12202)).

4.2
Ninth Supplemental Indenture, dated September 13, 2012, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 3.375% Senior Notes due 2022 (incorporated by reference from Exhibit 4.3 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed on September 13, 2012 (File No. 1-12202)).

10.1
Underwriting Agreement, dated September 10, 2012, among ONEOK Partners, L.P. and ONEOK Partners Intermediate Limited Partnership and RBS Securities Inc., Mitsubishi UFJ Securities (USA), Inc. and U.S. Bancorp Investments, Inc., as representative of the several underwriters named therein (incorporated by reference from Exhibit 1.1 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed on September 13, 2012 (File No. 1-12202)).

10.2
Extension Agreement, dated August 1, 2012, among ONEOK Partners, L.P., as Borrower, each of the existing Lenders and Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference from Exhibit 10.1 to ONEOK Partners, L.P.’s Quarerly Report on 10-Q filed on August 1, 2012 (File No. 1-12202)).

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

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011; (iv) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; (vi) Consolidated Statement of Changes in Equity for the nine months ended September 30, 2012; and (vii) Notes to Consolidated Financial Statements.  We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

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

ONEOK PARTNERS, L.P.
By: ONEOK Partners GP, L.L.C., its General Partner

Date: October 31, 2012	By: /s/ Robert F. Martinovich
Robert F. Martinovich
Executive Vice President,
Chief Financial Officer and Treasurer
(Signing on behalf of the Registrant)