Form 10-Q
period 2013-03-31
ONEOK Partners LP
filed 2013-05-01
CIK 909281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2013
Common units	147,127,354 units
Class B units	72,988,252 units

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended
	March 31,
(Unaudited)	2013	2012
	(Thousands of dollars, except per unit amounts)
Revenues	$2,517,447	$2,594,088
Cost of sales and fuel	2,146,848	2,172,998
Net margin	370,599	421,090
Operating expenses
Operations and maintenance	121,289	100,367
Depreciation and amortization	54,678	49,256
General taxes	16,975	15,503
Total operating expenses	192,942	165,126
Gain on sale of assets	41	57
Operating income	177,698	256,021
Equity earnings from investments (Note H)	25,855	34,620
Allowance for equity funds used during construction	9,087	975
Other income	3,705	5,471
Other expense	(1,481)	(1,278)
Interest expense (net of capitalized interest of $12,605 and $8,736, respectively)	(55,872)	(53,209)
Income before income taxes	158,992	242,600
Income taxes	(2,307)	(3,636)
Net income	156,685	238,964
Less: Net income attributable to noncontrolling interests	86	121
Net income attributable to ONEOK Partners, L.P.	$156,599	$238,843
Limited partners’ interest in net income:
Net income attributable to ONEOK Partners, L.P.	$156,599	$238,843
General partner’s interest in net income	(64,708)	(49,387)
Limited partners’ interest in net income	$91,891	$189,456
Limited partners’ net income per unit, basic and diluted (Note G)	$0.42	$0.91
Number of units used in computation (thousands)	219,861	209,090
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(Unaudited)	2013	2012
	(Thousands of dollars)
Net income	$156,685	$238,964
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	(12,980)	30,026
Realized gains on derivatives recognized in net income	(261)	(6,606)
Total other comprehensive income (loss)	(13,241)	23,420
Comprehensive income	143,444	262,384
Less: Comprehensive income attributable to noncontrolling interests	86	121
Comprehensive income attributable to ONEOK Partners, L.P.	$143,358	$262,263
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
(Unaudited)	2013	2012
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$68,923	$537,074
Accounts receivable, net	778,379	914,036
Affiliate receivables	21,952	16,092
Gas and natural gas liquids in storage	228,833	235,836
Commodity imbalances	75,274	89,704
Other current assets	69,760	98,966
Total current assets	1,243,121	1,891,708
Property, plant and equipment
Property, plant and equipment	9,008,682	8,585,142
Accumulated depreciation and amortization	1,490,407	1,440,871
Net property, plant and equipment	7,518,275	7,144,271
Investments and other assets
Investments in unconsolidated affiliates (Note H)	1,220,129	1,221,405
Goodwill and intangible assets	643,955	645,871
Other assets	70,527	55,975
Total investments and other assets	1,934,611	1,923,251
Total assets	$10,696,007	$10,959,230
Liabilities and equity
Current liabilities
Current maturities of long-term debt	$7,650	$7,650
Notes payable (Note D)	—	—
Accounts payable	971,163	1,058,007
Affiliate payables	45,338	75,710
Commodity imbalances	202,186	273,173
Accrued interest	87,481	76,734
Other current liabilities	67,970	79,158
Total current liabilities	1,381,788	1,570,432
Long-term debt, excluding current maturities	4,801,966	4,803,629
Deferred credits and other liabilities	109,836	121,662
Commitments and contingencies (Note J)
Equity (Note E)
ONEOK Partners, L.P. partners’ equity:
General partner	152,698	152,513
Common units: 147,127,354 and 146,827,354 units issued and outstanding at March 31, 2013 and December 31, 2012, respectively	2,918,385	2,945,051
Class B units: 72,988,252 units issued and outstanding at March 31, 2013 and December 31, 2012	1,439,191	1,460,498
Accumulated other comprehensive loss (Note F)	(112,563)	(99,322)
Total ONEOK Partners, L.P. partners’ equity	4,397,711	4,458,740
Noncontrolling interests in consolidated subsidiaries	4,706	4,767
Total equity	4,402,417	4,463,507
Total liabilities and equity	$10,696,007	$10,959,230
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended
	March 31,
(Unaudited)	2013	2012
	(Thousands of dollars)
Operating activities
Net income	$156,685	$238,964
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,678	49,256
Allowance for equity funds used during construction	(9,087)	(975)
Gain on sale of assets	(41)	(57)
Deferred income taxes	1,502	1,868
Equity earnings from investments	(25,855)	(34,620)
Distributions received from unconsolidated affiliates	23,495	36,879
Changes in assets and liabilities:
Accounts receivable	139,043	85,618
Affiliate receivables	(5,860)	(3,689)
Gas and natural gas liquids in storage	7,003	91,578
Accounts payable	(62,293)	(104,128)
Affiliate payables	(30,372)	(17,447)
Commodity imbalances, net	(56,557)	(103,384)
Accrued interest	10,747	6,316
Other assets and liabilities, net	(21,651)	(27,013)
Cash provided by operating activities	181,437	219,166
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(443,464)	(280,793)
Contributions to unconsolidated affiliates	(3,036)	(2,577)
Distributions received from unconsolidated affiliates	6,698	4,062
Proceeds from sale of assets	47	413
Cash used in investing activities	(439,755)	(278,895)
Financing activities
Cash distributions:
General and limited partners	(220,924)	(164,083)
Noncontrolling interests	(147)	(245)
Repayment of long-term debt	(1,913)	(2,983)
Issuance of common units, net of issuance costs	12,819	919,576
Contribution from general partner	332	19,069
Cash provided by (used in) financing activities	(209,833)	771,334
Change in cash and cash equivalents	(468,151)	711,605
Cash and cash equivalents at beginning of period	537,074	35,091
Cash and cash equivalents at end of period	$68,923	$746,696
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	ONEOK Partners, L.P. Partners’ Equity
(Unaudited)	Common Units	Class B Units	General Partner	Common Units
	(Units)		(Thousands of dollars)
January 1, 2013	146,827,354	72,988,252	$152,513	$2,945,051
Net income	—	—	64,708	61,376
Other comprehensive loss (Note F)	—	—	—	—
Issuance of common units (Note E)	300,000	—	—	16,205
Contribution from general partner (Note E)	—	—	332	—
Distributions paid (Note E)	—	—	(64,855)	(104,247)
March 31, 2013	147,127,354	72,988,252	$152,698	$2,918,385
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Continued)
	ONEOK Partners, L.P. Partners’ Equity
(Unaudited)	Class B Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
January 1, 2013	$1,460,498	$(99,322)	$4,767	$4,463,507
Net income	30,515	—	86	156,685
Other comprehensive loss (Note F)	—	(13,241)	—	(13,241)
Issuance of common units (Note E)	—	—	—	16,205
Contribution from general partner (Note E)	—	—	—	332
Distributions paid (Note E)	(51,822)	—	(147)	(221,071)
March 31, 2013	$1,439,191	$(112,563)	$4,706	$4,402,417

ONEOK PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC.  These statements have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair presentation of the results for the interim periods presented.  All such adjustments are of a normal recurring nature.  The 2012 year-end consolidated balance sheet data was derived from our audited financial statements but does not include all disclosures required by GAAP.  These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements in our Annual Report.

Our significant accounting policies are consistent with those disclosed in Note A of the Notes to Consolidated Financial Statements in our Annual Report.

Recently Issued Accounting Standards Update - In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires presentation in a single location, either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source. This guidance is effective for our interim and annual periods beginning on January 1, 2013, and is applied prospectively. We adopted this guidance with this Quarterly Report, and it did not impact our financial position or results of operations. See Note F for additional disclosures.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which increases disclosures about offsetting assets and liabilities. In January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” which clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging. New disclosures are required to enable users of financial statements to understand significant quantitative differences in balance sheets prepared under GAAP and International Financial Reporting Standards related to the offsetting of financial instruments, including derivatives. The existing GAAP guidance allowing balance sheet offsetting remains unchanged. This guidance is effective for interim and annual periods beginning on January 1, 2013, and is applied retrospectively for all comparative periods presented. We adopted this guidance beginning with this Quarterly Report, and it did not impact our financial position or results of operations. See Note B for additional disclosures.

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

While many of the contracts in our portfolio are executed in liquid markets where price transparency exists, some contracts are executed in markets for which market prices may exist, but the market may be relatively inactive.  This results in limited price transparency that requires management’s judgment and assumptions to estimate fair values.  For certain transactions, we utilize modeling techniques using NYMEX-settled pricing data, historical correlations of NGL product prices to crude oil prices and implied forward LIBOR curves.  We validate our valuation inputs with third-party information and settlement prices from other sources, where available.  In addition, as prescribed by the income approach, we compute the fair value of our derivative portfolio by discounting the projected future cash flows from our derivative assets and liabilities to present value using interest-rate yields to calculate present-value discount factors derived from LIBOR, Eurodollar futures and interest-rate swaps.  Finally, we consider the credit risk of our counterparties with whom our derivative assets and liabilities are executed.  Although we use our best estimates to determine the fair value of the derivative contracts we have executed, the ultimate market prices realized could differ from our estimates, and the differences could be material.

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for the periods indicated:

	March 31, 2013
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net (b)
	(Thousands of dollars)
Derivatives assets
Commodity contracts - financial	$—	$4,399	$2,483	$6,882	$(6,882)	$—
Interest-rate contracts	—	17,711	—	17,711	—	17,711
Total derivative assets	$—	$22,110	$2,483	$24,593	$(6,882)	$17,711

Derivatives liabilities
Commodity contracts
Financial contracts	$—	$(6,706)	$(4,167)	$(10,873)	$6,882	$(3,991)
Physical contracts	—	—	(3,171)	(3,171)	—	(3,171)
Total derivative liabilities	$—	$(6,706)	$(7,338)	$(14,044)	$6,882	$(7,162)

	December 31, 2012
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net (c)
	(Thousands of dollars)
Derivatives assets
Commodity contracts - financial	$—	$17,581	$1	$17,582	$(2,455)	$15,127
Interest-rate contracts	—	10,923	—	10,923	—	10,923
Total derivative assets	$—	$28,504	$1	$28,505	$(2,455)	$26,050

Derivatives liabilities
Commodity contracts - financial	$—	$(31)	$(2,424)	$(2,455)	$2,455	$—
Total derivative liabilities	$—	$(31)	$(2,424)	$(2,455)	$2,455	$—
(a) - Our derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us.
(b) - Included in other assets, other current liabilities or deferred credits and other liabilities in our Consolidated Balance Sheets.
(c) - Included in other current assets, other assets or other current liabilities in our Consolidated Balance Sheets.

At March 31, 2013, and December 31, 2012, we had no cash collateral held or posted under our master-netting arrangements.

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

The following table sets forth a reconciliation of our Level 3 fair value measurements for the periods indicated:

	Three Months Ended
	March 31,
Derivative Assets (Liabilities)	2013	2012
	(Thousands of dollars)
Net assets (liabilities) at beginning of period	$(2,423)	$3,117
Total realized/unrealized gains (losses):
Included in other comprehensive income (loss)	(2,432)	5,559
Net assets (liabilities) at end of period	$(4,855)	$8,676

During the three months ended March 31, 2013 and 2012, gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the end of the period were not material. During the three months ended March 31, 2013 and 2012, there were no transfers between levels.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable, accounts payable and notes payable is equal to book value, due to the short-term nature of these items.

Our cash and cash equivalents are comprised of bank and money market accounts and are classified as Level 1.  The estimated fair value of the aggregate of our senior notes outstanding, including current maturities, was $5.5 billion and $5.6 billion at March 31, 2013, and December 31, 2012, respectively.  The book value of the aggregate of our senior notes outstanding, including current maturities, was $4.8 billion at March 31, 2013, and December 31, 2012.  The estimated fair value of the aggregate of our senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities.  The estimated fair value of our long-term debt is classified as Level 2.

C.	RISK-MANAGEMENT AND HEDGING ACTIVITIES USING DERIVATIVES

Risk-Management Activities - We are sensitive to changes in natural gas, crude oil and NGL prices, principally as a result of contractual terms under which these commodities are processed, purchased and sold.  We use physical-forward sales and financial derivatives to secure a certain price for a portion of our natural gas, condensate and NGL products.  We follow established policies and procedures to assess risk and approve, monitor and report our risk-management activities.  We have not used these instruments for trading purposes.  We are also subject to the risk of interest-rate fluctuation in the normal course of business.

Commodity-price risk - Commodity-price risk refers to the risk of loss in cash flows and future earnings arising from adverse changes in the price of natural gas, NGLs and condensate.  We use the following commodity derivative instruments to mitigate the commodity-price risk associated with a portion of the forecasted sales of these commodities:

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

In our Natural Gas Gathering and Processing segment, we are exposed to commodity-price risk as a result of receiving commodities in exchange for services associated with our POP contracts.  Less than 2 percent of our contracted volume exposure arises from the relative price differential between NGLs and natural gas, or the gross processing spread, with respect to our keep-whole contracts.  We are also exposed to basis risk between the various production and market locations where we receive and sell commodities.  As part of our hedging strategy, we use the previously described commodity derivative financial instruments and physical-forward contracts to minimize the impact of price fluctuations related to natural gas, NGLs and condensate.

In our Natural Gas Pipelines segment, we are exposed to commodity-price risk because our intrastate and interstate natural gas pipelines retain natural gas from our customers for operations or as part of our fee for services provided. When the amount of natural gas consumed in operations by these pipelines differs from the amount provided by our customers, our pipelines must buy or sell natural gas, or store or use natural gas from inventory, which can expose us to commodity-price risk depending on the regulatory treatment for this activity. To the extent that commodity-price risk in our Natural Gas Pipelines segment is not mitigated by fuel cost-recovery mechanisms, we use physical forward sales or purchases to reduce the impact of price fluctuations related to natural gas. At March 31, 2013, and December 31, 2012, there were no financial derivative instruments with respect to our natural gas pipeline operations.

In our Natural Gas Liquids segment, we are exposed to basis risk primarily as a result of the relative value of NGL purchases at one location and sales at another location. To a lesser extent, we are exposed to commodity-price risk resulting from the relative values of the various NGL products to each other, NGLs in storage and the relative value of NGLs to natural gas. We utilize physical-forward contracts to reduce the impact of price fluctuations related to NGLs. At March 31, 2013, and December 31, 2012, there were no financial derivative instruments with respect to our NGL operations.

Interest-rate risk - We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps.  Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. At March 31, 2013, and December 31, 2012, we had forward-starting interest-rate swaps with notional amounts totaling $400 million with settlement dates greater than 12 months that have been designated as cash flow hedges of the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued.

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

Fair Values of Derivative Instruments - See Note B for a discussion of the inputs associated with our fair value measurements.  The following table sets forth the fair values of our derivative instruments, all of which were designated as cash flow hedges for the periods indicated:

	March 31, 2013		December 31, 2012
	Assets (a)	(Liabilities) (a)	Assets (b)	(Liabilities) (b)
	(Thousands of dollars)
Commodity contracts - financial	$6,882	$(10,873)	$17,582	$(2,455)
Commodity contracts - physical	—	(3,171)	—	—
Interest-rate contracts	17,711	—	10,923	—
Total derivatives designated as hedging instruments	$24,593	$(14,044)	$28,505	$(2,455)
(a) - Included on a net basis in other assets, other current liabilities or deferred credits and other liabilities on our Consolidated Balance Sheets.
(b) - Included on a net basis in other current assets, other assets and other current liabilities on our Consolidated Balance Sheets.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments designated as hedging instruments for the periods indicated:

		March 31, 2013		December 31, 2012
	Contract Type	Purchased/ Payor	Sold/ Receiver	Purchased/ Payor	Sold/ Receiver
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Swaps	—	(56.3)	—	(31.7)
- Crude oil and NGLs (MMBbl)	Forwards and swaps	—	(3.5)	—	(1.1)
Basis
- Natural gas (Bcf)	Swaps	—	(56.3)	—	(31.7)
Interest-rate contracts (Millions of dollars)	Forward-starting swaps	$400.0	$—	$400.0	$—

Cash Flow Hedges - At March 31, 2013, our Consolidated Balance Sheet reflected a net unrealized loss of $112.6 million in accumulated other comprehensive income (loss).  The portion of accumulated other comprehensive income (loss) attributable to our commodity derivative instruments is a loss of $7.2 million, which will be realized within the next 33 months as the forecasted transactions affect earnings.  If commodity prices remain at the current levels, we will recognize $6.7 million in losses over the next 12 months, and we will recognize $0.5 million in losses thereafter.  The amount deferred in accumulated other comprehensive income (loss) attributable to our settled interest-rate swaps is a loss of $122.0 million, which will be recognized over the life of the long-term, fixed-rate debt. We expect that losses of $10.4 million will be reclassified into earnings during the next 12 months as the hedged items affect earnings. The remaining amounts in accumulated other comprehensive income (loss) are attributable primarily to forward-starting interest-rate swaps with settlement dates greater than 12 months, which will be amortized to interest expense over the life of long-term, fixed-rate debt upon issuance of the debt.

The following table sets forth the effect of cash flow hedges recognized in other comprehensive income (loss) for the periods indicated:

	Three Months Ended
Derivatives in Cash Flow Hedging Relationships	March 31,
	2013	2012
	(Thousands of dollars)
Commodity contracts	$(19,768)	$15,990
Interest-rate contracts	6,788	14,036
Total unrealized gain (loss) recognized in other comprehensive income (loss) (effective portion)	$(12,980)	$30,026

The following table sets forth the effect of cash flow hedges on our Consolidated Statements of Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income (Effective Portion)	Three Months Ended
		March 31,
		2013	2012
		(Thousands of dollars)
Commodity contracts	Revenues	$2,566	$6,698
Interest-rate contracts	Interest expense	(2,305)	(92)
Total gain (loss) reclassified from accumulated other comprehensive loss into net income (effective portion)		$261	$6,606

Ineffectiveness related to our cash flow hedges was not material for the three months ended March 31, 2013 and 2012.  In the event that it becomes probable that a forecasted transaction will not occur, we would discontinue cash flow hedge treatment, which would affect earnings.  There were no gains or losses due to the discontinuance of cash flow hedge treatment during the three months ended March 31, 2013 and 2012.

Credit Risk - All of our commodity derivative financial contracts are with our affiliate, ONEOK Energy Services Company, L.P. (OES), a subsidiary of ONEOK.  OES has entered into similar commodity derivative financial contracts with third parties at our direction and on our behalf.  We have an indemnification agreement with OES that indemnifies and holds OES harmless from any liability it may incur solely as a result of its entering into commodity derivative financial contracts on our behalf. Derivative assets for which we would indemnify OES in the event of a default by the counterparty totaled $3.8 million at March 31, 2013, and $15.1 million at December 31, 2012, respectively, and were with investment-grade counterparties that are primarily in the oil and gas and financial services sectors. Our interest-rate derivatives are with investment-grade financial institutions.

D.	CREDIT FACILITIES AND SHORT-TERM NOTES PAYABLE

Partnership Credit Agreement - Our Partnership Credit Agreement contains certain financial, operational and legal covenants.  Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our Partnership Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1.  If we consummate one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter of the acquisition and the two following quarters.  Upon breach of certain covenants by us in our Partnership Credit Agreement, amounts outstanding under our Partnership Credit Agreement, if any, may become due and payable immediately.  At March 31, 2013, our ratio of indebtedness to adjusted EBITDA was 3.3 to 1, and we were in compliance with all covenants under our Partnership Credit Agreement.

Our Partnership Credit Agreement includes a $100-million sublimit for the issuance of standby letters of credit and also features an option to request an increase in the size of the facility to an aggregate of $1.7 billion from $1.2 billion by either commitments from new lenders or increased commitments from existing lenders.  Our Partnership Credit Agreement is available for general partnership purposes, including repayment of our commercial paper notes, if necessary.  Amounts outstanding under our commercial paper program reduce the borrowing capacity under our Partnership Credit Agreement.  At March 31, 2013, we had no commercial paper outstanding, no letters of credit issued and no borrowings under our Partnership Credit Agreement.

Our Partnership Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in our credit rating. Borrowings, if any, will accrue at LIBOR plus 130 basis points, and the annual facility fee is 20 basis points based on our current credit rating. Our Partnership Credit Agreement is guaranteed fully and unconditionally by the Intermediate Partnership. Borrowings under our Partnership Credit Agreement are nonrecourse to ONEOK.

E.	EQUITY

ONEOK - ONEOK and its affiliates own all of the Class B units, 19.8 million common units and the entire 2-percent general partner interest in us, which together constituted a 43.3-percent ownership interest in us at March 31, 2013.

Equity Issuances - We have an “at-the-market” equity program for the offer and sale from time to time of our common units up to an aggregate amount of $300 million. The program allows us to offer and sell our common units at prices we deem appropriate through a sales agent. Sales of common units are made by means of ordinary brokers’ transactions on the NYSE, in block transactions, or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common units under the program.

During the three months ended March 31, 2013, we sold common units through this program that resulted in net proceeds, including ONEOK’s contribution to maintain its 2-percent general partner interest, of approximately $16.5 million, which includes $3.4 million received in April 2013. We used the proceeds for general partnership purposes. As a result of these transactions, ONEOK’s aggregate ownership interest in us decreased to 43.3 percent at March 31, 2013, from 43.4 percent at December 31, 2012.

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

Partnership Agreement - Available cash, as defined in our Partnership Agreement, generally will be distributed to our general partner and limited partners according to their partnership percentages of 2 percent and 98 percent, respectively. Our general partner’s percentage interest in quarterly distributions is increased after certain specified target levels are met during the quarter. Under the incentive distribution provisions, as set forth in our Partnership Agreement, our general partner receives:

•	15 percent of amounts distributed in excess of $0.3025 per unit;

•	25 percent of amounts distributed in excess of $0.3575 per unit; and

•	50 percent of amounts distributed in excess of $0.4675 per unit.

Cash Distributions - In April 2013, our general partner declared a cash distribution of $0.715 per unit ($2.86 per unit on an annualized basis) for the first quarter of 2013, an increase of 0.5 cents from the previous quarter, which will be paid on May 15, 2013, to unitholders of record at the close of business on April 30, 2013.

The following table shows our distributions paid in the periods indicated:

	Three Months Ended
	March 31,
	2013	2012
	(Thousands, except per unit amounts)
Distribution per unit	$0.71	$0.61

General partner distributions	$4,418	$3,281
Incentive distributions	60,437	36,472
Distributions to general partner	64,855	39,753
Limited partner distributions to ONEOK	65,880	51,721
Limited partner distributions to other unitholders	90,189	72,609
Total distributions paid	$220,924	$164,083

The following table shows our distributions declared for the periods indicated and paid within 45 days of the end of the period:

	Three Months Ended
	March 31,
	2013	2012
	(Thousands, except per unit amounts)
Distribution per unit	$0.715	$0.635

General partner distributions	$4,469	$3,759
Incentive distributions	61,576	44,610
Distributions to general partner	66,045	48,369
Limited partner distributions to ONEOK	66,344	58,921
Limited partner distributions to other unitholders	91,039	80,662
Total distributions declared	$223,428	$187,952

F.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the balance in accumulated other comprehensive income (loss) for the period indicated:

Accumulated Other Comprehensive Loss (a)
(Thousands of dollars)
January 1, 2013	$(99,322)
Other comprehensive income (loss) before reclassifications	(12,980)
Amounts reclassified from accumulated other comprehensive income (loss)
Commodity contracts (b)	(2,566)
Interest-rate contracts (c)	2,305
Total	(261)
Net current-period other comprehensive income (loss) attributable to ONEOK Partners	(13,241)
March 31, 2013	$(112,563)
(a) All amounts are attributable to unrealized gains (losses) in risk-management assets/liabilities.
(b) Included in revenue in consolidated statement of income.
(c) Included in interest expense in consolidated statement of income.

G.	LIMITED PARTNERS’ NET INCOME PER UNIT

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

H.	UNCONSOLIDATED AFFILIATES

Equity Earnings from Investments - The following table sets forth our equity earnings from investments for the periods indicated:

	Three Months Ended
	March 31,
	2013	2012
	(Thousands of dollars)
Northern Border Pipeline	$16,390	$20,231
Overland Pass Pipeline Company	2,899	5,317
Fort Union Gas Gathering	3,869	4,208
Bighorn Gas Gathering	712	1,165
Other	1,985	3,699
Equity earnings from investments	$25,855	$34,620

Unconsolidated Affiliates Financial Information - The following table sets forth summarized combined financial information of our unconsolidated affiliates for the periods indicated:

	Three Months Ended
	March 31,
	2013	2012
	(Thousands of dollars)
Income Statement
Operating revenues	$127,801	$127,924
Operating expenses	$64,271	$54,568
Net income	$58,204	$65,254

Distributions paid to us	$30,193	$40,941

We incurred expenses in transactions with unconsolidated affiliates of $7.8 million and $9.4 million, which are included in cost of sales and fuel in our Consolidated Statements of Income, for the three months ended March 31, 2013 and 2012, respectively, primarily related to Overland Pass Pipeline Company. Accounts payable to our equity method investees at March 31, 2013, and December 31, 2012 were not material.

In January 2013, the FERC approved a settlement between Northern Border Pipeline and its customers that modified its transportation rates, effective January 1, 2013. The new long-term transportation rates are approximately 11 percent lower compared with previous rates, which reduced our equity earnings in the first quarter 2013 and are expected to reduce equity earnings and cash distributions from Northern Border Pipeline in the future.

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

Under the Services Agreement with ONEOK and ONEOK Partners GP (the Services Agreement), our operations and the operations of ONEOK and its affiliates can combine or share certain common services in order to operate more efficiently and cost effectively.  Under the Services Agreement, ONEOK provides to us similar services that it provides to its affiliates, including those services required to be provided pursuant to our Partnership Agreement.  ONEOK Partners GP operates Guardian Pipeline, Viking Gas Transmission and Midwestern Gas Transmission according to each pipeline’s operating agreement.  ONEOK Partners GP may purchase services from ONEOK and its affiliates pursuant to the terms of the Services Agreement.  ONEOK Partners GP has no employees and utilizes the services of ONEOK and ONEOK Services Company to fulfill its operating obligations.

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

The following table sets forth the transactions with related parties for the periods indicated:

	Three Months Ended
	March 31,
	2013	2012
	(Thousands of dollars)
Revenues	$82,634	$75,705

Expenses
Cost of sales and fuel	$9,551	$9,275
Administrative and general expenses	72,496	56,361
Total expenses	$82,047	$65,636

ONEOK Partners GP made additional general partner contributions to us of approximately $0.3 million during the three months ended March 31, 2013, and $19.1 million during the three months ended March 31, 2012, to maintain its 2-percent general partner interest in connection with the issuance of common units.  See Note E for additional information about cash distributions paid to ONEOK for its general partner and limited partner interests.

J.	COMMITMENTS AND CONTINGENCIES

Environmental Matters - We are subject to multiple historical preservation, wildlife preservation and environmental laws and/or regulations that affect many aspects of our present and future operations.  Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, hazardous materials transportation, and pipeline and facility construction.  These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals.  Failure to comply with these laws, regulations, licenses and permits may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations.  For example, if a leak or spill of hazardous substances or petroleum products occurs from pipelines or facilities that we own, operate or otherwise use, we could be held jointly and severally liable for all resulting liabilities, including response, investigation and cleanup costs, which could affect materially our results of operations and cash flows.  In addition, emission controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures at our facilities.  We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us.  Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our expenditures for environmental assessment, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three months ended March 31, 2013 and 2012.

The EPA’s “Tailoring Rule” regulates greenhouse gas emissions at new or modified facilities that meet certain criteria.  Affected facilities are required to review best available control technology, conduct air-quality analysis, impact analysis and public reviews with respect to such emissions.  At current emission threshold levels, this rule has had a minimal impact on our existing facilities.  The EPA has stated it will consider lowering the threshold levels over the next five years, which could increase the impact on our existing facilities; however, potential costs, fees or expenses associated with the potential adjustments are unknown.

The EPA’s rule on air-quality standards, titled “National Emissions Standards for Hazardous Air Pollutants for Reciprocating Internal Combustion Engines,” also know as RICE NESHAP, initially included a compliance date in 2013.  Subsequent industry appeals and settlements with the EPA have extended timelines associated with the final RICE NESHAP rule. While the rule could require capital expenditures for the purchase and installation of new emissions-control equipment, we do not expect these expenditures will have a material impact on our results of operations, financial position or cash flows.

In July 2011, the EPA issued a proposed rule that would change the air emission New Source Performance Standards, also known as NSPS, and Maximum Achievable Control Technology requirements applicable to the oil and natural gas industry, including natural gas production, processing, transmission and underground storage sectors. In April 2012, the EPA released the final rule, which includes new NSPS and air toxic standards for a variety of sources within natural gas processing plants, oil and natural gas production facilities and natural gas transmission stations. The rule also regulates emissions from the hydraulic fracturing of wells for the first time. The EPA’s final rule reflects significant changes from the proposal issued in 2011 and allows for more manageable compliance options. The NSPS final rule became effective in October 2012, but the dates for compliance vary and depend in part upon the type of affected facility and the date of construction, reconstruction or modification. In March 2013, the EPA issued proposed rulemaking to amend the NSPS for the crude oil and natural gas industry, pursuant to various industry comments, administrative petitions for reconsideration and/or judicial appeals of portions of the NSPS final rule. Beyond the March 2013 proposed amendments, the EPA has indicated it may provide additional responses, amendments and/or policy guidance to amend or clarify other portions of the final rule in 2013. Based on the currently proposed rulemaking amendments and our understanding of pending stakeholder responses to the NSPS rule, we anticipate that if the EPA issues additional responses, amendments and/or policy guidance on the final rule, it will reduce our anticipated capital, operations and maintenance costs resulting from compliance with the regulation. Generally, the NSPS final rule will require expenditures for updated emissions controls, monitoring and record-keeping requirements at affected facilities in the crude-oil and natural gas industry. We do not expect these expenditures will have a material impact on our results of operations, financial position or cash flows.

Pipeline Safety - We are subject to PHMSA regulations, including integrity-management regulations.  The Pipeline Safety Improvement Act of 2002 requires pipeline companies operating high-pressure pipelines to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated high-consequence areas. In January 2012, The Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 was signed into law.  The law increased maximum penalties for violating federal pipeline safety regulations and directs the DOT and Secretary of Transportation to conduct further review or studies on issues that may or may not be material to us. These issues include but are not limited to the following:

•	an evaluation on whether hazardous natural gas liquids and natural gas pipeline integrity-management requirements should be expanded beyond current high-consequence areas;

•	a review of all natural gas and hazardous natural gas liquids gathering pipeline exemptions;

•	a verification of records for pipelines in class 3 and 4 locations and high-consequence areas to confirm maximum allowable operating pressures; and

•	a requirement to test previously untested pipelines operating above 30 percent yield strength in high-consequence areas.

The potential capital and operating expenditures related to this legislation, the associated regulations or other new pipeline safety regulations are unknown.

Financial Markets Legislation - The Dodd-Frank Act represents a far-reaching overhaul of the framework for regulation of United States financial markets. Various regulatory agencies, including the SEC and the CFTC, have proposed regulations for implementation of many of the provisions of the Dodd-Frank Act. The CFTC has issued final regulations for most of the provisions of the Dodd-Frank Act. In April 2013, CFTC took action that extends the compliance deadlines for certain reporting requirements applicable to us, the earliest of which is July 1, 2013. Based on our assessment of the regulations issued to date, we expect to be able to continue to participate in financial markets for hedging certain risks inherent in our business, including commodity-price and interest-rate risks; however, the capital requirements and costs of hedging may increase as a result of the regulations. We also may incur additional costs associated with our compliance with the new regulations and additional record keeping, reporting and disclosure obligations; however, we do not believe the costs will be material. These requirements could affect adversely market liquidity and pricing of derivative contracts, making it more difficult to execute our risk-management strategies in the future. Also, the anticipated increased costs of compliance by dealers and counterparties likely will be passed on to customers, which could decrease the benefits of hedging to us and could reduce our profitability and liquidity.

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

Customers - The primary customers for our Natural Gas Gathering and Processing segment are major and independent crude oil and natural gas production companies.  Customers served by our Natural Gas Pipelines segment include natural gas distribution companies, electric-generation companies, natural gas marketing companies, natural gas producers and petrochemical companies.  Our Natural Gas Liquids segment’s customers are primarily NGL and natural gas gathering and processing companies, major and independent crude oil and natural gas production companies, propane distributors, ethanol producers and petrochemical, refining and NGL marketing companies.

For the three months ended March 31, 2013, we had no single customer from which we received 10 percent or more of our consolidated revenues.  For the three months ended March 31, 2012, our Natural Gas Liquids segment had one customer from which we received 10 percent of our consolidated revenues.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended March 31, 2013	Natural Gas Gathering and Processing	Natural Gas Pipelines (a)	Natural Gas Liquids (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$137,245	$59,325	$2,238,243	$—	$2,434,813
Sales to affiliated customers	55,658	26,976	—	—	82,634
Intersegment revenues	244,611	(272)	26,425	(270,764)	—
Total revenues	$437,514	$86,029	$2,264,668	$(270,764)	$2,517,447

Net margin	$109,285	$74,072	$186,620	$622	$370,599
Operating costs	51,688	27,166	59,802	(392)	138,264
Depreciation and amortization	23,904	11,036	19,738	—	54,678
Gain on sale of assets	28	4	9	—	41
Operating income	$33,721	$35,874	$107,089	$1,014	$177,698

Equity earnings from investments	$6,331	$16,389	$3,135	$—	$25,855
Investments in unconsolidated affiliates	$335,140	$388,189	$496,800	$—	$1,220,129
Total assets	$3,146,236	$1,799,121	$5,647,351	$103,299	$10,696,007
Noncontrolling interests in consolidated subsidiaries	$4,691	$—	$—	$15	$4,706
Capital expenditures	$163,948	$5,342	$274,165	$9	$443,464
(a) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $68.4 million, net margin of $57.7 million and operating income of $23.8 million.
(b) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $108.2 million, of which $84.6 million related to sales within the segment, net margin of $61.5 million and operating income of $31.3 million.

Three Months Ended March 31, 2012	Natural Gas Gathering and Processing	Natural Gas Pipelines (a)	Natural Gas Liquids (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$98,695	$52,742	$2,366,946	$—	$2,518,383
Sales to affiliated customers	52,684	23,021	—	—	75,705
Intersegment revenues	215,400	847	15,984	(232,231)	—
Total revenues	$366,779	$76,610	$2,382,930	$(232,231)	$2,594,088

Net margin	$108,327	$70,603	$243,753	$(1,593)	$421,090
Operating costs	40,262	26,175	51,947	(2,514)	115,870
Depreciation and amortization	20,516	11,413	17,327	—	49,256
Gain on sale of assets	26	—	31	—	57
Operating income	$47,575	$33,015	$174,510	$921	$256,021

Equity earnings from investments	$8,488	$20,386	$5,746	$—	$34,620
Investments in unconsolidated affiliates	$327,393	$418,788	$473,454	$—	$1,219,635
Total assets	$2,550,181	$1,875,683	$4,630,222	$751,103	$9,807,189
Noncontrolling interests in consolidated subsidiaries	$—	$5,047	$—	$(59)	$4,988
Capital expenditures	$124,873	$3,226	$152,614	$80	$280,793
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

The following unaudited supplemental condensed consolidating financial information is presented on an equity method basis reflecting the Parent’s separate accounts, the Guarantor Subsidiary’s separate accounts, the combined accounts of the Non-Guarantor Subsidiaries, the combined consolidating adjustments and eliminations and the Parent’s consolidated amounts for the periods indicated. We have recast prior-period amounts in the condensed consolidating statements of cash flows to revise the classification of dividends received by the Parent from the Guarantor Subsidiary from financing to operating activities.

Condensed Consolidating Statements of Income

	Three Months Ended March 31, 2013
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues	$—	$—	$2,517.4	$—	$2,517.4
Cost of sales and fuel	—	—	2,146.8	—	2,146.8
Net margin	—	—	370.6	—	370.6
Operating expenses
Operations and maintenance	—	—	121.3	—	121.3
Depreciation and amortization	—	—	54.7	—	54.7
General taxes	—	—	17.0	—	17.0
Total operating expenses	—	—	193.0	—	193.0
Gain on sale of assets	—	—	0.1	—	0.1
Operating income	—	—	177.7	—	177.7
Equity earnings from investments	156.6	156.6	9.5	(296.8)	25.9
Allowance for equity funds used during construction	—	—	9.1	—	9.1
Other income (expense), net	67.0	67.0	2.2	(134.0)	2.2
Interest expense	(67.0)	(67.0)	(55.9)	134.0	(55.9)
Income before income taxes	156.6	156.6	142.6	(296.8)	159.0
Income taxes	—	—	(2.3)	—	(2.3)
Net income	156.6	156.6	140.3	(296.8)	156.7
Less: Net income attributable to noncontrolling interests	—	—	0.1	—	0.1
Net income attributable to ONEOK Partners, L.P.	$156.6	$156.6	$140.2	$(296.8)	$156.6

	Three Months Ended March 31, 2012
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues	$—	$—	$2,594.1	$—	$2,594.1
Cost of sales and fuel	—	—	2,173.0	—	2,173.0
Net margin	—	—	421.1	—	421.1
Operating expenses
Operations and maintenance	—	—	100.4	—	100.4
Depreciation and amortization	—	—	49.3	—	49.3
General taxes	—	—	15.5	—	15.5
Total operating expenses	—	—	165.2	—	165.2
Gain on sale of assets	—	—	0.1	—	0.1
Operating income	—	—	256.0	—	256.0
Equity earnings from investments	238.8	238.8	14.4	(457.4)	34.6
Allowance for equity funds used during construction	—	—	1.0	—	1.0
Other income (expense), net	51.5	51.5	4.2	(103.0)	4.2
Interest expense	(51.5)	(51.5)	(53.2)	103.0	(53.2)
Income before income taxes	238.8	238.8	222.4	(457.4)	242.6
Income taxes	—	—	(3.6)	—	(3.6)
Net income	238.8	238.8	218.8	(457.4)	239.0
Less: Net income attributable to noncontrolling interests	—	—	0.2	—	0.2
Net income attributable to ONEOK Partners, L.P.	$238.8	$238.8	$218.6	$(457.4)	$238.8

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended March 31, 2013
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$156.6	$156.6	$140.3	$(296.8)	$156.7
Other comprehensive income (loss)
Unrealized losses on derivatives	(13.0)	(19.8)	(19.8)	39.6	(13.0)
Realized gains on derivatives recognized in net income	(0.2)	(2.6)	(2.6)	5.2	(0.2)
Total other comprehensive loss	(13.2)	(22.4)	(22.4)	44.8	(13.2)
Comprehensive income	143.4	134.2	117.9	(252.0)	143.5
Less: Comprehensive income attributable to noncontrolling interests	—	—	0.1	—	0.1
Comprehensive income attributable to ONEOK Partners, L.P.	$143.4	$134.2	$117.8	$(252.0)	$143.4

	Three Months Ended March 31, 2012
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$238.8	$238.8	$218.8	$(457.4)	$239.0
Other comprehensive income (loss)
Unrealized gains on derivatives	30.0	16.0	16.0	(32.0)	30.0
Realized gains on derivatives recognized in net income	(6.6)	(6.6)	(6.6)	13.2	(6.6)
Total other comprehensive income	23.4	9.4	9.4	(18.8)	23.4
Comprehensive income	262.2	248.2	228.2	(476.2)	262.4
Less: Comprehensive income attributable to noncontrolling interests	—	—	0.1	—	0.1
Comprehensive income attributable to ONEOK Partners, L.P.	$262.2	$248.2	$228.1	$(476.2)	$262.3

Condensed Consolidating Balance Sheets

	March 31, 2013
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$—	$68.9	$—	$—	$68.9
Accounts receivable, net	—	—	778.4	—	778.4
Affiliate receivables	—	—	22.0	—	22.0
Gas and natural gas liquids in storage	—	—	228.8	—	228.8
Commodity imbalances	—	—	75.3	—	75.3
Other current assets	—	—	69.7	—	69.7
Total current assets	—	68.9	1,174.2	—	1,243.1
Property, plant and equipment
Property, plant and equipment	—	—	9,008.7	—	9,008.7
Accumulated depreciation and amortization	—	—	1,490.4	—	1,490.4
Net property, plant and equipment	—	—	7,518.3	—	7,518.3
Investments and other assets
Investments in unconsolidated affiliates	4,372.0	3,971.5	832.6	(7,956.0)	1,220.1
Intercompany notes receivable	4,801.5	5,133.1	—	(9,934.6)	—
Goodwill and intangible assets	—	—	644.0	—	644.0
Other assets	48.4	—	22.1	—	70.5
Total investments and other assets	9,221.9	9,104.6	1,498.7	(17,890.6)	1,934.6
Total assets	$9,221.9	$9,173.5	$10,191.2	$(17,890.6)	$10,696.0
Liabilities and equity
Current liabilities
Current maturities of long-term debt	$—	$—	$7.7	$—	$7.7
Accounts payable	—	—	971.2	—	971.2
Affiliate payables	—	—	45.3	—	45.3
Commodity imbalances	—	—	202.2	—	202.2
Accrued interest	87.5	—	—	—	87.5
Other current liabilities	—	—	67.9	—	67.9
Total current liabilities	87.5	—	1,294.3	—	1,381.8
Intercompany debt	—	4,801.5	5,133.1	(9,934.6)	—
Long-term debt, excluding current maturities	4,736.7	—	65.3	—	4,802.0
Deferred credits and other liabilities	—	—	109.8	—	109.8
Commitments and contingencies
Equity
Equity excluding noncontrolling interests in consolidated subsidiaries	4,397.7	4,372.0	3,584.0	(7,956.0)	4,397.7
Noncontrolling interests in consolidated subsidiaries	—	—	4.7	—	4.7
Total equity	4,397.7	4,372.0	3,588.7	(7,956.0)	4,402.4
Total liabilities and equity	$9,221.9	$9,173.5	$10,191.2	$(17,890.6)	$10,696.0

	December 31, 2012
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$—	$537.1	$—	$—	$537.1
Accounts receivable, net	—	—	914.0	—	914.0
Affiliate receivables	—	—	16.1	—	16.1
Gas and natural gas liquids in storage	—	—	235.8	—	235.8
Commodity imbalances	—	—	89.7	—	89.7
Other current assets	10.9	—	88.1	—	99.0
Total current assets	10.9	537.1	1,343.7	—	1,891.7
Property, plant and equipment
Property, plant and equipment	—	—	8,585.2	—	8,585.2
Accumulated depreciation and amortization	—	—	1,440.9	—	1,440.9
Net property, plant and equipment	—	—	7,144.3	—	7,144.3
Investments and other assets
Investments in unconsolidated affiliates	4,458.7	3,858.9	828.6	(7,924.8)	1,221.4
Intercompany notes receivable	4,770.6	4,833.3	—	(9,603.9)	—
Goodwill and intangible assets	—	—	645.8	—	645.8
Other assets	31.6	—	24.4	—	56.0
Total investments and other assets	9,260.9	8,692.2	1,498.8	(17,528.7)	1,923.2
Total assets	$9,271.8	$9,229.3	$9,986.8	$(17,528.7)	$10,959.2
Liabilities and equity
Current liabilities
Current maturities of long-term debt	$—	$—	$7.6	$—	$7.6
Accounts payable	—	—	1,058.0	—	1,058.0
Affiliate payables	—	—	75.7	—	75.7
Commodity imbalances	—	—	273.2	—	273.2
Accrued interest	76.7	—	—	—	76.7
Other current liabilities	—	—	79.2	—	79.2
Total current liabilities	76.7	—	1,493.7	—	1,570.4
Intercompany debt	—	4,770.6	4,833.3	(9,603.9)	—
Long-term debt, excluding current maturities	4,736.4	—	67.2	—	4,803.6
Deferred credits and other liabilities	—	—	121.7	—	121.7
Commitments and contingencies
Equity
Equity excluding noncontrolling interests in consolidated subsidiaries	4,458.7	4,458.7	3,466.1	(7,924.8)	4,458.7
Noncontrolling interests in consolidated subsidiaries	—	—	4.8	—	4.8
Total equity	4,458.7	4,458.7	3,470.9	(7,924.8)	4,463.5
Total liabilities and equity	$9,271.8	$9,229.3	$9,986.8	$(17,528.7)	$10,959.2

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2013
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Operating activities
Cash provided by operating activities	$225.7	$16.4	$160.2	$(220.9)	$181.4
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	—	—	(443.5)	—	(443.5)
Contributions to unconsolidated affiliates	—	—	(3.0)	—	(3.0)
Distributions received from unconsolidated affiliates	—	5.1	1.6	—	6.7
Proceeds from sale of assets	—	—	—	—	—
Cash provided by (used in) investing activities	—	5.1	(444.9)	—	(439.8)
Financing activities
Cash distributions:
General and limited partners	(220.9)	(220.9)	—	220.9	(220.9)
Noncontrolling interests	—	—	(0.1)	—	(0.1)
Intercompany borrowings (advances), net	(17.9)	(268.8)	286.7	—	—
Repayment of long-term debt	—	—	(1.9)	—	(1.9)
Issuance of common units, net of issuance costs	12.8	—	—	—	12.8
Contribution from general partner	0.3	—	—	—	0.3
Cash provided by (used in) financing activities	(225.7)	(489.7)	284.7	220.9	(209.8)
Change in cash and cash equivalents	—	(468.2)	—	—	(468.2)
Cash and cash equivalents at beginning of period	—	537.1	—	—	537.1
Cash and cash equivalents at end of period	$—	$68.9	$—	$—	$68.9

	Three Months Ended March 31, 2012
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Operating activities
Cash provided by operating activities	$164.1	$20.2	$199.0	$(164.1)	$219.2
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	—	—	(280.8)	—	(280.8)
Contributions to unconsolidated affiliates	—	—	(2.6)	—	(2.6)
Distributions received from unconsolidated affiliates	—	4.1	—	—	4.1
Proceeds from sale of assets	—	—	0.4	—	0.4
Cash provided by (used in) investing activities	—	4.1	(283.0)	—	(278.9)
Financing activities
Cash distributions:
General and limited partners	(164.1)	(164.1)	—	164.1	(164.1)
Noncontrolling interests	—	—	(0.2)	—	(0.2)
Intercompany borrowings (advances), net	(938.6)	851.4	87.2	—	—
Repayment of long-term debt	—	—	(3.0)	—	(3.0)
Issuance of common units, net of issuance costs	919.5	—	—	—	919.5
Contribution from general partner	19.1	—	—	—	19.1
Cash provided by (used in) financing activities	(164.1)	687.3	84.0	164.1	771.3
Change in cash and cash equivalents	—	711.6	—	—	711.6
Cash and cash equivalents at beginning of period	—	35.1	—	—	35.1
Cash and cash equivalents at end of period	$—	$746.7	$—	$—	$746.7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to Consolidated Financial Statements in this Quarterly Report, as well as our Annual Report.

RECENT DEVELOPMENTS

Market Conditions - Natural gas and natural gas liquids supply continues to increase, caused by the drilling activities in crude oil and NGL-rich resource areas. While natural gas prices increased modestly in the first quarter 2013, compared with the same period last year, these drilling activities have resulted in lower NGL prices, minimal natural gas price volatility and narrower natural gas location and seasonal price differentials in the markets we serve. In addition, we realized in the first quarter 2013 significantly lower NGL price differentials between the Mid-Continent market center at Conway, Kansas, and the Gulf Coast market center at Mont Belvieu, Texas, compared with the same period last year. The price differential between the typically higher valued NGL products and the value of natural gas, particularly the price differential between ethane and natural gas, may influence the volume of ethane and propane natural gas processing plants will make available to be gathered in our Natural Gas Liquids segment.  When economic conditions warrant, natural gas processors may elect not to recover the ethane component of the natural gas stream, also known as ethane rejection, and instead leave the ethane component in the natural gas stream sold at the tailgate of natural gas processing plants.  Price differentials between ethane and natural gas resulted in ethane rejection at some of our natural gas processing plants and some of our customers’ natural gas processing plants connected to our system in the Mid-Continent and Rocky Mountain regions during the first quarter 2013, which reduced natural gas liquids volumes transported and fractionated in our Natural Gas Liquids segment and our results of operations. Widespread and prolonged ethane rejection in 2013 is expected to have a significant impact on our financial results. While there may be periods of ethane rejection in 2014, we do not expect them be widespread and prolonged. See additional discussion in the “Financial Results and Operating Information” section in our Natural Gas Liquids segment.

Despite lower commodity prices, North American natural gas production continues to increase at a faster rate than demand, primarily as a result of increased production from nonconventional resource areas such as shales.  Producers currently receive higher market prices on a heating-value basis for crude oil and composite NGLs compared with natural gas. As a result, many producers focused their drilling activity in shale areas that produce crude oil and NGL-rich natural gas rather than in areas with dry natural gas production. We expect continued demand for midstream infrastructure development, driven by producers who need to connect emerging production with end-use markets where current infrastructure is insufficient or nonexistent.

Growth Projects - Crude-oil and natural gas producers continue to drill aggressively for crude oil and NGL-rich natural gas, and related development activities continue to progress in many regions where we have operations.  We expect continued development of the crude-oil and NGL-rich natural gas reserves in the Bakken Shale and Three Forks formations in the Williston Basin and in the Cana-Woodford Shale, Woodford Shale, Granite Wash and Mississippian Lime areas in the Mid-Continent region.  In response to this increased production of crude oil, natural gas and NGLs, and higher demand for NGL products from the petrochemical industry, we are investing approximately $4.7 billion to $5.2 billion in new capital projects between 2011 and 2015 to meet the needs of natural gas producers and processors in the these regions, as well as enhancing our natural gas liquids distribution infrastructure in the Gulf Coast region.  The execution of these capital investments aligns with our focus to grow fee-based earnings.  Our acreage dedications and supply commitments from producers and natural gas processors in regions associated with our growth projects are expected to provide incremental and long-term fee-based earnings and cash flows.

See additional discussion of our other growth projects in the “Financial Results and Operating Information” section in our Natural Gas Gathering and Processing and Natural Gas Liquids segments.

Cash Distributions - In April 2013, our general partner declared a cash distribution of $0.715 per unit ($2.86 per unit on an annualized basis) for the first quarter of 2013, an increase of 0.5 cents from the previous quarter, which will be paid on May 15, 2013, to unitholders of record as of the close of business on April 30, 2013.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

The following table sets forth certain selected consolidated financial results for the periods indicated:

	Three Months Ended		Variances
	March 31,		2013 vs. 2012
Financial Results	2013	2012	Increase (Decrease)
	(Millions of dollars)
Revenues	$2,517.4	$2,594.1	$(76.7)	(3%)
Cost of sales and fuel	2,146.8	2,173.0	(26.2)	(1%)
Net margin	370.6	421.1	(50.5)	(12%)
Operating costs	138.3	115.9	22.4	19%
Depreciation and amortization	54.7	49.3	5.4	11%
Gain on sale of assets	0.1	0.1	—	—%
Operating income	$177.7	$256.0	$(78.3)	(31%)

Equity earnings from investments	$25.9	$34.6	$(8.7)	(25%)
Interest expense	$(55.9)	$(53.2)	$2.7	5%
Capital expenditures	$443.5	$280.8	$162.7	58%

Revenues decreased for the three months ended March 31, 2013, compared with the same period last year, due to lower realized natural gas and NGL product prices, significantly narrower NGL price differentials between the Mid-Continent market center at Conway, Kansas, and the Gulf Coast market center at Mont Belvieu, Texas, and the impact of ethane rejection in our Natural Gas Liquids segment, offset partially by higher natural gas and NGL volumes from our recently completed capital projects.  The increase in natural gas and NGL supply resulting from the development of nonconventional resource areas in North America has caused narrower natural gas location and seasonal price differentials in the markets we serve and lower NGL prices during the three months ended March 31, 2013, compared with the same period last year.

The differential between the composite price of NGL products and the price of natural gas, particularly the differential between ethane and natural gas, may influence the volume of NGLs recovered from natural gas processing plants.  Lower ethane prices have resulted in ethane rejection at some of our natural gas processing plants and some of our customers’ natural gas processing plants connected to our natural gas liquids system in the Mid-Continent and Rocky Mountain regions during the first quarter 2013.

The decrease in operating income for the three-month period reflects lower net margin resulting from narrower NGL location price differentials, lower net realized natural gas and NGL product prices and the impact of ethane rejection offset partially by higher volumes in the Natural Gas Gathering and Processing and Natural Gas Liquids segments from our recently completed capital projects. Operating costs and depreciation and amortization increased for the three months ended March 31, 2013, compared with the same period last year, due primarily to the growth of our operations related to our completed capital projects. Equity earnings from investments decreased due to the impact of ethane rejection on Overland Pass Pipeline Company and decreased transportation rates on Northern Border Pipeline.

Interest expense increased for the three months ended March 31, 2013, compared with the same period last year, due primarily to interest costs from our $1.3 billion debt issuance in September 2012, offset partially by capitalized interest associated with investments in our growth projects.

Capital expenditures increased for the three months ended March 31, 2013, compared with the same period last year, due primarily to the growth projects in our Natural Gas Gathering and Processing and Natural Gas Liquids segments.

Additional information regarding our financial results and operating information is provided in the following discussion for each of our segments.

Natural Gas Gathering and Processing

Overview - Our Natural Gas Gathering and Processing segment provides nondiscretionary services to producers that include gathering and processing of natural gas produced from crude-oil and natural gas wells.  We gather and process natural gas in the Mid-Continent region, which includes the NGL-rich Cana-Woodford Shale, Granite Wash area and the Mississippian Lime formation of Oklahoma and Kansas and the Hugoton and Central Kansas Uplift Basins of Kansas.  We also gather and/or process natural gas in two producing basins in the Rocky Mountain region:  the Williston Basin, which spans portions of Montana and North Dakota and includes the oil-producing, NGL-rich Bakken Shale and Three Forks formations; and the Powder River Basin of Wyoming.  The natural gas we gather in the Powder River Basin of Wyoming is coal-bed methane, or dry, natural gas that does not require processing or NGL extraction in order to be marketable; dry natural gas is gathered, compressed and delivered into a downstream pipeline or marketed for a fee.

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

Revenues for this segment are derived primarily from POP and fee-based contracts.  Under a POP contract, we retain a portion of sales proceeds from the commodity sales for our services.  With a fee-based contract, we charge a fee for our services. Keep-whole contracts, which represent less than 2 percent of our contracted volumes, allow us to retain the NGLs as our fee for service and return to the producer an equivalent quantity, on a Btu basis, of residue gas.

We expect that our capital projects will continue to provide additional revenues from POP and fee-based contracts as they are completed. We expect our commodity price sensitivity to increase, particularly to NGL and natural gas prices, as our equity volumes increase under our POP contracts with our customers in the Williston Basin. We use derivative instruments to mitigate our sensitivity to fluctuations in the natural gas, crude oil and NGL prices received for our share of volumes.

Growth Projects - Our Natural Gas Gathering and Processing segment is investing approximately $2.1 billion to $2.2 billion through 2015 in growth projects in the Williston Basin and Cana-Woodford Shale areas that will enable us to meet the rapidly growing needs of crude oil and natural gas producers in those areas.

Williston Basin Processing Plants and related projects - Our projects in this basin include five 100 MMcf/d natural gas processing facilities:  the Garden Creek, Garden Creek II and Garden Creek III plants located in eastern McKenzie County, North Dakota, and the Stateline I and II plants located in western Williams County, North Dakota.  We have acreage dedications of approximately 3.1 million acres supporting these plants.  In addition, we are expanding and upgrading our existing natural gas gathering and compression infrastructure and also adding new well connections associated with these plants.  The Garden Creek plant was placed in service in December 2011 and, together with the related infrastructure, cost approximately $360 million, excluding AFUDC. We expect construction costs, excluding AFUDC, for the Garden Creek II plant and related infrastructure will be $310 million to $345 million, and for the Garden Creek III plant and related infrastructure will be approximately $325 million to $360 million. The Garden Creek II and Garden Creek III plants are expected to be completed during the third quarter 2014 and the first quarter 2015, respectively. The Stateline I natural gas processing facility was placed into service in September 2012, and the Stateline II natural gas processing facility was placed in service April 2013. Together with the related infrastructure, the Stateline I and II plants are expected to cost approximately $590 million to $610 million, excluding AFUDC.

We plan to invest $140 million to $160 million to construct a 270-mile natural gas gathering system and related infrastructure in Divide County, North Dakota.  The new system will gather and deliver natural gas from producers in the Williston Basin to our Stateline natural gas processing facilities in western Williams County, North Dakota. We have secured long-term acreage dedications from producers for this new system, which are structured with POP and fee-based contractual components. We have completed construction on approximately 50 percent of the infrastructure and expect it to be completed in the third quarter 2013.

Cana-Woodford Shale projects - We plan to invest approximately $340 million to $360 million to construct a new 200 MMcf/d natural gas processing facility, the Canadian Valley plant, and related infrastructure in the Cana-Woodford Shale in Canadian County, Oklahoma, in close proximity to our existing natural gas and natural gas liquids pipelines. The additional natural gas processing infrastructure is necessary to accommodate increased production of NGL-rich natural gas in the Cana-Woodford Shale where we have substantial acreage dedications from active producers.  The new Canadian Valley plant is expected to cost approximately $190 million, excluding AFUDC, and is expected to be completed in the first quarter 2014.  The related additional infrastructure is expected to cost approximately $160 million, excluding AFUDC, which we expect will increase our capacity to gather and process natural gas to approximately 390 MMcf/d in the Cana-Woodford Shale.

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

Selected Financial Results - The following table sets forth certain selected financial results for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Variances
	March 31,		2013 vs. 2012
Financial Results	2013	2012	Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$260.4	$238.7	$21.7	9%
Residue gas sales	127.5	86.0	41.5	48%
Gathering, compression, dehydration and processing fees and other revenue	49.6	42.1	7.5	18%
Cost of sales and fuel	328.2	258.5	69.7	27%
Net margin	109.3	108.3	1.0	1%
Operating costs	51.7	40.2	11.5	29%
Depreciation and amortization	23.9	20.5	3.4	17%
Operating income	$33.7	$47.6	$(13.9)	(29%)

Equity earnings from investments	$6.3	$8.5	$(2.2)	(26%)
Capital expenditures	$163.9	$124.9	$39.0	31%

Net margin remained relatively unchanged for the three months ended March 31, 2013, compared with the same period last year, primarily as a result of the following:

•
an increase of $28.2 million due primarily to volume growth in the Williston Basin from our new Stateline I natural gas processing plant and increased drilling activity resulting in higher natural gas volumes gathered, compressed, processed, transported and sold, and higher fees; offset partially by

•	a decrease of $13.0 million due primarily to lower net realized NGL product prices;

•	a decrease of $13.0 million due primarily to higher compression costs and less favorable contract terms associated with our volume growth primarily in the Williston Basin; and

•	a decrease of $1.3 million due to lower natural gas volumes gathered as a result of continued declines in coal-bed methane production in the Powder River Basin.
Operating costs increased for the three months ended March 31, 2013, compared with the same period last year, primarily as a result of the growth of our operations, which reflects the operations of our Stateline I natural gas processing plant that was placed in service in September 2012 and the start-up costs associated with our Stateline II natural gas processing plant, including the following:

•	an increase of $5.6 million from higher materials and supplies, and outside services expenses;

•	an increase of $4.2 million due to higher labor and employee-related costs; and

•	an increase of $1.3 million due to higher ad valorem taxes.

Depreciation and amortization expense increased for the three months ended March 31, 2013, compared with the same period last year, due to the completion of our Stateline I natural gas processing plant, well connections and infrastructure projects supporting our volume growth in the Williston Basin.

Capital expenditures increased for the three months ended March 31, 2013, compared with the same period last year, due primarily to our growth projects discussed above and increased costs for incremental well connections primarily in the

Williston Basin. During the first quarter 2013, we connected approximately 270 new wells to our systems, despite periods of challenging winter snow conditions in North Dakota, compared with approximately 200 in the same period last year.

Selected Operating Information - The following table sets forth selected operating information for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended
	March 31,
Operating Information (a)	2013	2012
Natural gas gathered (BBtu/d)	1,215	1,045
Natural gas processed (BBtu/d) (b)	989	769
NGL sales (MBbl/d)	72	53
Residue gas sales (BBtu/d)	436	357
Realized composite NGL net sales price ($/gallon) (c)	$0.85	$1.09
Realized condensate net sales price ($/Bbl) (c)	$88.28	$89.89
Realized residue gas net sales price ($/MMBtu) (c)	$3.57	$3.71
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes processed at company-owned and third-party facilities.
(c) - Presented net of the impact of hedging activities on our equity volumes.

Volumes increased for the three months ended March 31, 2013, compared with the same period last year, due to increased drilling activity in the Williston Basin and western Oklahoma, completion of additional gathering lines and compression to support our new Stateline I natural gas processing plant that was placed in service in September 2012, offset partially by continued declines in coal-bed methane production in the Powder River Basin in Wyoming.

Low natural gas prices and the relatively higher crude oil and NGL prices compared with natural gas on a heating-value basis have caused producers primarily to focus development efforts on crude oil and NGL-rich supply basins rather than areas with dry natural gas production, such as the Powder River Basin.  The reduced development activities and natural production declines in the Powder River Basin have resulted in lower natural gas volumes available to be gathered.  While the reserve potential in the Powder River Basin still exists, future drilling and development will be affected by commodity prices and producers’ alternative prospects. Bighorn Gas Gathering, in which we own a 49-percent equity interest, operates in the Powder River Basin. Due to recent changes in producer activity and declines in volumes gathered on the Bighorn Gas Gathering system, we tested our investment for impairment. The carrying amount of our investment at March 31, 2013, was $90.0 million, which includes $53.4 million in equity method goodwill. We estimated the fair value of our investment in Bighorn Gas Gathering using an income approach, which discounted the estimated future cash flows of our investment’s underlying assets with a discount rate reflective of our cost of capital and estimated contract rates, volumes, operating and maintenance costs and capital expenditures. The fair value exceeded the carrying value; therefore, no impairment was recorded.

A decline of 10 percent or more in the fair value of our investment in Bighorn Gas Gathering would result in a noncash impairment charge. For our other equity-method investments with operations in the Powder River Basin with carrying values of approximately $200 million, which includes approximately $130 million in equity method goodwill, we did not identify current events or circumstances that warranted an impairment analysis or adjustment to our carrying values. We are not able to reasonably estimate a range of potential future impairment charges, as many of the assumptions that would be used in a fair value model are dependent upon events such as changes in commodity prices, producers’ drilling and production activity and effects of government regulations and policies.

Our impairment tests require the use of assumptions and estimates such as industry economic factors and the profitability of future business strategies. If actual results are not consistent with our assumptions and estimates or our assumptions and estimates change due to new information, we may be exposed to future impairment charges.

The quantity and composition of NGLs received by our Natural Gas Gathering and Processing segment as payments under our various processing agreements continue to change as our new natural gas processing plants in the Williston Basin are placed in service. Our Garden Creek and Stateline I plants have the capability to recover ethane when economic conditions warrant but did not recover ethane during the first quarter. As a result, our first-quarter equity NGL volumes are weighted more toward propane, iso-butane, normal butane and natural gasoline compared with last year.

	Three Months Ended
	March 31,
Operating Information (a) (d)	2013	2012
Commodity
NGL sales (Bbl/d) (b)	12,008	9,699
Residue gas sales (MMBtu/d) (c)	56,361	41,196
Condensate sales (Bbl/d) (b)	2,632	2,743
Percentage of total net margin	64%	69%
Fee-based
Wellhead volumes (MMBtu/d)	1,214,789	1,044,641
Average rate ($/MMBtu)	$0.36	$0.36
Percentage of total net margin	36%	31%
(a) - Includes volumes for consolidated entities only.
(b) - Represents equity volumes.
(c) - Represents equity volumes net of fuel.
(d) - Keep-whole quantities represent less than two percent of our contracts by volume. The quantities of natural gas for fuel and shrink associated with our keep-whole contacts have been deducted from residue gas sales, and the NGLs and condensate retained from our keep-whole contacts are included in NGL sales and condensate sales. Prior periods have been recast to conform to current presentation.

Commodity-Price Risk - The following tables set forth our Natural Gas Gathering and Processing segment’s hedging information for our equity volumes for the periods indicated at March 31, 2013:

	Nine Months Ending December 31, 2013
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (Bbl/d)	9,409	$1.05	/ gallon	64%
Condensate (Bbl/d)	2,028	$2.43	/ gallon	83%
Total (Bbl/d)	11,437	$1.29	/ gallon	67%
Natural gas (MMBtu/d)	64,036	$3.79	/ MMBtu	78%

	Year Ending December 31, 2014
	Volumes Hedged	Average Price		Percentage Hedged
Condensate (Bbl/d)	868	$2.22	/ gallon	33%
Natural gas (MMBtu/d)	69,274	$4.11	/ MMBtu	91%

	Year Ending December 31, 2015
	Volumes Hedged	Average Price		Percentage Hedged
Natural gas (MMBtu/d)	48,877	$4.19	/ MMBtu	50%
We expect our commodity-price sensitivity to increase in the future as volumes increase under POP contracts with our customers.  Our Natural Gas Gathering and Processing segment’s commodity price sensitivity is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at March 31, 2013, excluding the effects of hedging and assuming normal operating conditions.  Our condensate sales are based on the price of crude oil.  We estimate the following:

•	a $0.01 per gallon change in the composite price of NGLs would change annual net margin by approximately $2.5 million;

•	a $1.00 per barrel change in the price of crude oil would change annual net margin by approximately $1.1 million; and

•	a $0.10 per MMBtu change in the price of natural gas would change annual net margin by approximately $2.9 million.

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

•
Viking Gas Transmission, which transports natural gas from an interconnection with TransCanada Corporation’s pipeline near Emerson, Manitoba, to serve local natural gas distribution companies in Minnesota, North Dakota and Wisconsin, and terminates at a connection with ANR Pipeline Company near Marshfield, Wisconsin;

•	Guardian Pipeline, which interconnects with several pipelines at the Chicago hub near Joliet, Illinois, and with local natural gas distribution companies in Wisconsin; and

•	OkTex Pipeline Company, which has interconnects in Oklahoma, Texas and New Mexico.

Our intrastate natural gas pipeline assets in Oklahoma have access to the major natural gas producing areas, including the Cana-Woodford Shale, Granite Wash and Mississippian Lime, and transport natural gas throughout the state.  We also have access to the major natural gas producing area in south central Kansas.  In Texas, our intrastate natural gas pipelines are connected to the major natural gas producing areas in the Texas Panhandle, including the Granite Wash area and Delaware and Cline producing areas in the Permian Basin, and transport natural gas throughout the western portion of the state, including the Waha Hub where other pipelines may be accessed for transportation to western markets, the Houston Ship Channel market to the east and the Mid-Continent market to the north.

We own underground natural gas storage facilities in Oklahoma, Kansas and Texas, which are connected to our intrastate natural gas pipeline assets.

Our transportation contracts for our regulated natural gas activities are based upon rates stated in our tariffs.  Tariffs specify the maximum rates that customers may be charged, which may be discounted to meet competition if necessary, and the general terms and conditions for pipeline transportation service, which are established at FERC or appropriate state jurisdictional agency proceedings known as rate cases.  In Texas and Kansas, natural gas storage service is a fee business that may be regulated by the state in which the facility operates and by the FERC for certain types of services.  In Oklahoma, natural gas storage operations are also a fee business but are not subject to rate regulation and have market-based rate authority from the FERC for certain types of services.

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Variances
	March 31,		2013 vs. 2012
Financial Results	2013	2012	Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$60.5	$56.8	$3.7	7%
Storage revenues	17.4	15.6	1.8	12%
Gas sales and other revenues	8.1	4.2	3.9	93%
Cost of sales	11.9	6.0	5.9	98%
Net margin	74.1	70.6	3.5	5%
Operating costs	27.2	26.2	1.0	4%
Depreciation and amortization	11.0	11.4	(0.4)	(4%)
Operating income	$35.9	$33.0	$2.9	9%

Equity earnings from investments	$16.4	$20.4	$(4.0)	(20%)
Capital expenditures	$5.3	$3.2	$2.1	66%

Net margin increased for the three months ended March 31, 2013, compared with the same period last year, primarily as a result of the following:

•	an increase of $1.6 million as a result of higher rates on Guardian Pipeline;

•	an increase of $1.3 million due to higher contracted capacity with natural gas producers on our intrastate pipelines; and

•	an increase of $1.2 million from higher natural gas storage margins primarily as a result of higher negotiated rates.

Equity earnings from our investments decreased due primarily to reduced transportation rates resulting from a Northern Border Pipeline rate settlement, effective January 1, 2013. The new long-term transportation rates are approximately 11 percent lower compared with previous rates, which reduced our equity earnings in the first quarter 2013 and are expected to reduce equity earnings and cash distributions from Northern Border Pipeline in the future. Substantially all of Northern Border Pipeline’s long-haul transportation capacity has been contracted through March 2014.

	Three Months Ended
	March 31,
Operating Information (a)	2013	2012
Natural gas transportation capacity contracted (MDth/d)	5,670	5,552
Transportation capacity subscribed (b)	93%	92%
Average natural gas price
Mid-Continent region ($/MMBtu)	$3.42	$2.37
(a) - Includes volumes for consolidated entities only.
(b) - Prior periods have been recast to reflect current estimated capacity.

Our pipelines primarily serve end-users, such as natural gas distribution companies and electric-generation companies that require natural gas to operate their businesses regardless of location price differentials.  The development of shale and other resource areas has continued to increase available natural gas supply and has caused natural gas prices to decrease and location and seasonal price differentials to narrow.  As additional supply is developed, we expect producers to demand incremental services in the future to transport their production to market.  The abundance of shale natural gas supply and new regulations on emissions from coal-fired electric-generation plants may also increase the demand for our services from electric-generation companies if they were to convert to a natural gas fuel source.  Conversely, contracted capacity by certain customers that are focused on capturing location or seasonal price differentials may decrease in the future due to narrowing price differentials. Overall, we expect our fee-based earnings to remain relatively stable in the future as the development of shale and other resource areas continues.

In November 2012, the FERC initiated a review of Viking Gas Transmission’s rates pursuant to Section 5 of the Natural Gas Act. The review is currently in process, and while the ultimate outcome cannot be predicted, it could result in a future reduction of rates. We do not expect the ultimate outcome to impact materially our results of operations.

Natural Gas Liquids

Overview - Our natural gas liquids segment owns and operates facilities that gather, fractionate, distribute and treat NGLs and store NGL products primarily in Oklahoma, Kansas and Texas where we provide nondiscretionary services to producers of NGLs.  We own or have an ownership interest in FERC-regulated natural gas liquids gathering and distribution pipelines in Oklahoma, Kansas, Texas, Wyoming, Montana, North Dakota and Colorado, and terminal and storage facilities in Missouri, Nebraska, Iowa and Illinois.  We also own FERC-regulated natural gas liquids distribution and refined petroleum products pipelines in Kansas, Missouri, Nebraska, Iowa, Illinois and Indiana that connect our Mid-Continent assets with Midwest markets, including Chicago, Illinois.  The majority of the pipeline-connected natural gas processing plants in Oklahoma, Kansas and the Texas Panhandle, which extract unfractionated NGLs from unprocessed natural gas, are connected to our gathering systems.  We own and operate truck and rail-loading and unloading facilities that interconnect with our fractionation and pipeline assets.  In March 2013, we began transporting unfractionated NGLs from the Williston Basin into our completed Bakken NGL Pipeline. These unfractionated NGLs previously were transported by rail to our Mid-Continent natural gas liquids fractionation facilities. We will continue to use these rail terminal facilities in our NGL marketing activities.

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

Revenues for our Natural Gas Liquids segment are derived primarily from nondiscretionary fee-based services provided to our customers and from the physical optimization of our assets.  Our fee-based services have increased due primarily to new supply connections, expansion of existing connections and our previously completed capital projects, including our Cana-Woodford Shale and Granite Wash projects, and expansion of our fractionation capacity and Arbuckle Pipeline.  Our sources of revenue are categorized as exchange services, optimization and marketing, pipeline transportation, isomerization and storage, which are defined as follows:

•
Our exchange services’ activities utilize our assets to gather, fractionate and treat unfractionated NGLs for a fee, thereby converting them into marketable NGL products that are stored and shipped to a market center or customer-designated location. Many of these exchange volumes are under contracts with minimum volume commitments.

•
Our optimization and marketing activities utilize our assets, contract portfolio and market knowledge to capture location and seasonal price differentials.  We transport NGL products between Conway, Kansas, and Mont Belvieu, Texas, in order to capture the location price differentials between the two market centers.  Our natural gas liquids storage facilities are also utilized to capture seasonal price variances. A growing portion of our marketing activities serves truck and rail markets.

•
Our pipeline transportation services transport unfractionated NGLs, NGL products and refined petroleum products, primarily under our FERC-regulated tariffs.  Tariffs specify the maximum rates we charge our customers and the general terms and conditions for NGL transportation service on our pipelines.

•
Our isomerization activities capture the price differential when normal butane is converted into the more valuable iso-butane at our isomerization unit in Conway, Kansas.  Iso-butane is used in the refining industry to increase the octane of motor gasoline.

•	Our storage activities store NGLs at our Mid-Continent and Gulf Coast facilities for a fee.

Growth Projects - Our growth strategy in the Natural Gas Liquids segment is focused around the crude oil and NGL-rich natural gas drilling activity in shale and other unconventional resource areas from the Rocky Mountain region through the Mid-Continent region into Texas.  Increasing crude oil, natural gas and NGL production resulting from this activity and higher petrochemical industry demand for NGL products have required additional capital investments to expand our infrastructure to bring these commodities from supply basins to market.  Expansion of the petrochemical industry in the United States is expected to increase ethane demand significantly in the next three to five years, and international demand for propane is impacting positively the NGL markets now and is expected to in the future.  Our Natural Gas Liquids segment is investing approximately $2.6 billion to $3.0 billion in NGL-related projects through 2015.  These investments will accommodate the transportation and fractionation of growing NGL supply from shale and other resource development areas across our asset base and alleviate infrastructure constraints between the Mid-Continent and Gulf Coast market centers to meet increasing petrochemical industry and NGL export demand in the Gulf Coast.  Over time, these growing fee-based NGL volumes are expected to fill much of our natural gas liquids pipeline capacity used historically to capture the NGL price differentials between the two market centers.  During the second half 2012 and through the first quarter 2013, NGL price differentials narrowed significantly between the Mid-Continent and Gulf Coast market centers. We expect these narrower NGL price differentials to continue as new fractionators and pipelines, including our growth projects discussed below, continue to alleviate constraints between the Conway, Kansas, and Mont Belvieu, Texas, natural gas liquids market centers.

Sterling III Pipeline - We are constructing a 540-plus-mile natural gas liquids pipeline, the Sterling III Pipeline, which will have the flexibility to transport either unfractionated NGLs or NGL products from the Mid-Continent to the Gulf Coast.  The Sterling III Pipeline will traverse the NGL-rich Woodford Shale that is currently under development, as well as provide transportation capacity for the growing NGL production from the Cana-Woodford Shale and Granite Wash areas, where the pipeline can gather unfractionated NGLs from the new natural gas processing plants that are being built as a result of increased drilling activity in these areas.  The Sterling III Pipeline will have an initial capacity to transport up to 193 MBbl/d of production from our natural gas liquids infrastructure at Medford, Oklahoma, to our storage and fractionation facilities in Mont Belvieu, Texas.  We have multi-year supply commitments from producers and natural gas processors for approximately 75 percent of the pipeline’s capacity.  Installation of additional pump stations could expand the capacity of the pipeline to 250 MBbl/d. The pipeline is expected to be completed late this year.

The project also includes reconfiguration of our existing Sterling I and II pipelines, which distribute NGL products between the Mid-Continent and Gulf Coast natural gas liquids market centers, to transport either unfractionated NGLs or NGL products. The project costs for the new pipeline and reconfiguration projects are estimated to be $610 million to $810 million, excluding AFUDC.

MB-2 Fractionator - We are constructing a new 75 MBbl/d fractionator, MB-2, near our storage facility in Mont Belvieu, Texas.  Construction began in June 2011 and is expected to be completed in the third quarter 2013.  The cost of the new fractionator is estimated to be $300 million to $390 million, excluding AFUDC.  We have multi-year supply commitments from producers and natural gas processors for all of the fractionator’s capacity.

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

Ethane Header Pipeline - In April 2013, we placed in service a 12-inch diameter ethane header pipeline that creates a new point of interconnection between our Mont Belvieu, Texas, NGL fractionation and storage assets and several petrochemical customers. The new pipeline has the capacity to transport 400 MBbl/d from our 80 percent-owned, 160 MBbl/d MB-1 fractionator and our 75 MBbl/d MB-2 and MB-3 fractionators that are currently under construction. The project cost approximately $23 million, excluding AFUDC.

Ethane/Propane Splitter - Additionally, we announced plans to construct a new 40 MBbl/d ethane/propane splitter at our Mont Belvieu storage facility to split ethane/propane mix into purity ethane in order to meet the growing needs of petrochemical customers.  The facility will be capable of producing 32 MBbl/d of purity ethane and 8 MBbl/d of propane, and is expected to be completed during the second quarter 2014.  The ethane/propane splitter is expected to cost approximately $45 million, excluding AFUDC.

Bakken NGL Pipeline and related projects - The Bakken NGL Pipeline, a 600-mile natural gas liquids pipeline with the initial capacity to transport 60 MBbl/d of unfractionated NGLs from the Williston Basin to the Overland Pass Pipeline, was placed in service in April 2013.  The unfractionated NGLs then are delivered to our existing natural gas liquids fractionation and distribution infrastructure in the Mid-Continent.  NGL supply commitments for the Bakken NGL Pipeline are anchored by NGL production from our natural gas processing plants.

We previously announced plans to invest an additional $100 million to install additional pump stations on the Bakken NGL Pipeline to increase its capacity to 135 MBbl/d from the current capacity of 60 MBbl/d. Project costs for the new pipeline, including the expansion, are estimated to be $590 million to $620 million, excluding AFUDC. The expansion is expected to be completed in the third quarter 2014.

The unfractionated NGLs from the Bakken NGL Pipeline and other supply sources under development in the Rocky Mountain region will require installing additional pump stations and expanding existing pump stations on the Overland Pass Pipeline in which we own a 50-percent equity interest.  These additions and expansions, which we expect to be completed in the second quarter 2013, will increase the capacity of the Overland Pass Pipeline to 255 MBbl/d.  Our anticipated share of the costs for this project is estimated to be $35 million to $40 million, excluding AFUDC.

Bushton Fractionator expansion - In September 2012, we placed in service an expansion and upgrade to our existing NGL fractionation capacity at Bushton, Kansas, increasing capacity to 210 MBbl/d from 150 MBbl/d. This additional capacity is necessary to accommodate the volume growth from the Mid-Continent and Williston Basin. The project cost approximately $117 million, excluding AFUDC.

New NGL pipeline and modification of Hutchinson fractionation infrastructure - We plan to invest approximately $140 million, excluding AFUDC, to construct a new 95-mile natural gas liquids pipeline that will connect our existing natural gas liquids fractionation and storage facilities in Hutchinson, Kansas, to similar facilities in Medford, Oklahoma. These projects also include related modifications to existing natural gas liquids fractionation infrastructure at Hutchinson, Kansas, to accommodate additional unfractionated NGLs produced in the Williston Basin. The pipeline and related modifications are expected to be completed during the first quarter 2015.

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

Selected Financial Results and Operating Information - The following table sets forth certain selected financial results and operating information for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Variances
	March 31,		2013 vs. 2012
Financial Results	2013	2012	Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$2,049.8	$2,209.9	$(160.1)	(7%)
Exchange service and storage revenues	192.4	155.4	37.0	24%
Transportation revenues	22.5	17.6	4.9	28%
Cost of sales and fuel	2,078.1	2,139.2	(61.1)	(3%)
Net margin	186.6	243.7	(57.1)	(23%)
Operating costs	59.8	51.9	7.9	15%
Depreciation and amortization	19.7	17.3	2.4	14%
Operating income	$107.1	$174.5	$(67.4)	(39%)

Equity earnings from investments	$3.1	$5.7	$(2.6)	(46%)
Capital expenditures	$274.2	$152.6	$121.6	80%

NGL prices decreased in the three months ended March 31, 2013, compared with the same period last year, due primarily to increased NGL production from the development of NGL-rich areas. NGL price differentials were significantly narrower between the Mid-Continent market center at Conway, Kansas, and the Gulf Coast market center at Mont Belvieu, Texas, for the three months ended March 31, 2013, compared with the same period last year, due primarily to strong NGL production growth from the development of NGL-rich areas, higher levels of NGLs in storage at Mont Belvieu and increased capacity available on pipelines that connect the Mid-Continent and Gulf Coast market centers as a result of ethane rejection in the Rocky Mountain and Mid-Continent regions.

Net margin decreased for the three months ended March 31, 2013, compared with the same period last year, primarily as a result of the following:

•
a decrease of $89.8 million in optimization and marketing margins, which resulted from a $92.5 million decrease due to significantly narrower NGL location price differentials and reduced transportation capacity available for optimization activities, as an increasing portion of our transportation capacity between the Conway, Kansas, and Mont Belvieu, Texas, NGL market centers was utilized by our exchange services activities to produce fee-based earnings. This decrease was offset partially by a $2.6 million increase in our marketing activities; and

•	a decrease of $9.0 million resulting from the impact of ethane rejection during the first quarter 2013; offset partially by

•
an increase of $39.3 million related to the exchange services margins, which resulted from higher NGL volumes gathered in the Williston Basin, contract renegotiations for higher fees associated with our NGL exchange services activities and higher revenues from customers with minimum volume obligations; and

•	an increase of $2.8 million due to the impact of higher operational measurement gains.

Operating costs increased for the three months ended March 31, 2013, compared with the same period last year, primarily as a result of the following:

•	an increase of $4.4 million due to higher labor and employee-related costs associated with the growth of our operations related to our completed capital projects; and

•	an increase of $2.1 million from higher outside services expenses associated primarily with scheduled maintenance and the growth of our operations related to our completed capital projects.

Depreciation and amortization expense increased for the three months ended March 31, 2013, compared with the same period last year, due primarily to the depreciation associated with our completed capital projects.

Equity earnings decreased for the three months ended March 31, 2013, compared with the same period last year, due primarily to $4.6 million in lower earnings from Overland Pass Pipeline Company in which we own a 50-percent interest, as a result of lower volumes due to ethane rejection, offset partially by lower operational measurement losses.

Capital expenditures increased for the three months ended March 31, 2013, compared with the same period last year, due primarily to expenditures related to our growth projects discussed above.

	Three Months Ended
	March 31,
Operating Information	2013	2012
NGL sales (MBbl/d)	578	511
NGLs fractionated (MBbl/d) (a)	512	585
NGLs transported-gathering lines (MBbl/d) (b)	498	498
NGLs transported-distribution lines (MBbl/d) (b)	394	485
Conway-to-Mont Belvieu OPIS average price differential -
ethane in ethane/propane mix ($/gallon)	$0.01	$0.24
(a) - Includes volumes fractionated at company-owned and third-party facilities.
(b) - Includes volumes for consolidated entities only.

NGLs fractionated decreased for the three months ended March 31, 2013, compared with the same period last year, due primarily to ethane rejection during first quarter 2013.

NGLs transported on gathering lines were unchanged for the three months ended March 31, 2013, compared with the same period last year, due primarily to increased volumes of NGLs gathered as a result of the capacity increase in the Mid-Continent and Texas made available through our Cana-Woodford Shale and Granite Wash projects that were placed in service in April 2012, offset by decreases in NGL volumes gathered resulting from ethane rejection.

NGLs transported on distribution lines decreased for the three months ended March 31, 2013, compared with the same period last year, due primarily to decreased volumes resulting from ethane rejection.

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

In the first three months of 2013, we utilized cash from operations and proceeds from equity sales under our “at-the-market” equity program to fund our short-term liquidity needs and our capital projects. See discussion under “Long-term Financing” for more information.

Our ability to continue to access capital markets for debt and equity financing under reasonable terms depends on our financial condition, credit ratings and market conditions.  We expect to fund our future capital expenditures with short- and long-term debt, the issuance of equity and operating cash flows.

Capital Structure - The following table sets forth our capitalization structure at the dates indicated:

	March 31,	December 31,
	2013	2012
Long-term debt	52%	52%
Equity	48%	48%
Debt (including notes payable)	52%	52%
Equity	48%	48%

Short-term Liquidity - Our principal sources of short-term liquidity consist of cash generated from operating activities and our commercial paper program.

The total amount of short-term borrowings authorized by our general partner’s Board of Directors is $2.5 billion.  At March 31, 2013, we had no commercial paper outstanding, no letters of credit issued and no borrowings outstanding under our Partnership Credit Agreement.  At March 31, 2013, we had approximately $68.9 million of cash and $1.2 billion of credit available under the Partnership Credit Agreement.  At March 31, 2013, we could have issued $2.4 billion of short- and long-term debt to meet our liquidity needs under the most restrictive provisions contained in our various borrowing agreements.  Based on the forward LIBOR curve, we expect interest rates to increase in 2013, compared with interest rates on amounts outstanding during 2012.

Our Partnership Credit Agreement contains certain financial, operational and legal covenants.  Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our Partnership Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1.  If we consummate one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter of the acquisition and the two following quarters. Upon breach of certain covenants by us in our Partnership Credit Agreement, amounts outstanding under our Partnership Credit Agreement, if any, may become due and payable immediately.  At March 31, 2013, our ratio of indebtedness to adjusted EBITDA was 3.3 to 1, and we were in compliance with all covenants under our Partnership Credit Agreement.

Our Partnership Credit Agreement includes a $100-million sublimit for the issuance of standby letters of credit and also features an option to request an increase in the size of the facility to an aggregate of $1.7 billion from $1.2 billion by either commitments from new lenders or increased commitments from existing lenders.  Our Partnership Credit Agreement is available for general partnership purposes, including repayment of our commercial paper notes, if necessary.  Amounts outstanding under our commercial paper program reduce the borrowing capacity under our Partnership Credit Agreement.

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

Equity Issuance - We have an “at-the-market” equity program for the offer and sale from time to time of our common units up to an aggregate amount of $300 million. The program allows us to offer and sell our common units at prices we deem appropriate through a sales agent. Sales of common units are made by means of ordinary brokers’ transactions on the NYSE, in block transactions, or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common units under the program.

During the three months ended March 31, 2013, we sold common units through this program that resulted in net proceeds, including ONEOK’s contribution to maintain its 2-percent general partner interest, of approximately $16.5 million, which includes $3.4 million received in April 2013. We used the proceeds for general partnership purposes. As a result of these transactions, ONEOK’s aggregate ownership interest in us decreased to 43.3 percent at March 31, 2013, from 43.4 percent at December 31, 2012.

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

Interest-rate Swaps - We have entered into forward-starting interest-rate swaps to hedge the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. At March 31, 2013, and December 31, 2012, we had forward-starting interest-rate swaps with notional amounts totaling $400 million, which have settlement dates greater than 12 months.

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

Capital expenditures were $443.5 million and $280.8 million for the three months ended March 31, 2013 and 2012, respectively.

The following table summarizes our 2013 projected growth and maintenance capital expenditures, excluding AFUDC:

	Growth	Maintenance	Total
	(Millions of dollars)
Natural Gas Gathering and Processing	$1,000	$25	$1,025
Natural Gas Pipelines	20	30	50
Natural Gas Liquids	1,500	60	1,560
Other	—	5	5
Total projected capital expenditures	$2,520	$120	$2,640

Credit Ratings - Our long-term debt credit ratings at March 31, 2013, are shown in the table below:

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

The following table sets forth cash distributions paid, including our general partner’s incentive distribution interests, during the periods indicated:

	Three Months Ended
	March 31,
	2013	2012
	(Millions of dollars)
Common unitholders	$104.2	$79.8
Class B unitholders	51.8	44.5
General partner	64.9	39.8
Noncontrolling interests	0.2	0.2
Total cash distributions paid	$221.1	$164.3

In the three months ended March 31, 2013 and 2012, cash distributions paid to our general partner included incentive distributions of $60.4 million and $36.5 million, respectively.

In April 2013, our general partner declared a cash distribution of $0.715 per unit ($2.86 per unit on an annualized basis) for the first quarter of 2013, which will be paid on May 15, 2013, to unitholders of record as of April 30, 2013.

Additional information about our cash distributions is included in “Cash Distribution Policy” under Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, in our Annual Report.

Commodity Prices - We are subject to commodity-price volatility.  Significant fluctuations in commodity prices will impact our overall liquidity due to the impact commodity-price changes have on our cash flows from operating activities, including the impact on working capital for NGLs and natural gas held in storage, margin requirements and certain energy-related receivables. We believe that our available credit and cash and cash equivalents are adequate to meet liquidity requirements associated with commodity-price volatility.  See Note C of the Notes to Consolidated Financial Statements and the discussion under Natural Gas Gathering and Processing’s “Commodity-Price Risk” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Quarterly Report for information on our hedging activities.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

			Variances
	Three Months Ended		2013 vs. 2012
	March 31,		Increase (Decrease)
	2013	2012
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$181.4	$219.2	$(37.8)
Investing activities	(439.8)	(278.9)	(160.9)
Financing activities	(209.8)	771.3	(981.1)
Change in cash and cash equivalents	(468.2)	711.6	(1,179.8)
Cash and cash equivalents at beginning of period	537.1	35.1	502.0
Cash and cash equivalents at end of period	$68.9	$746.7	$(677.8)

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

Cash flows from operating activities, before changes in operating assets and liabilities, were $201.4 million for the three months ended March 31, 2013, compared with $291.3 million for the same period in 2012.  The decrease was due primarily to a decrease in net margin and an increase in operating expenses as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities decreased operating cash flows $20.0 million for the three months ended March 31, 2013, compared with a decrease of $72.1 million for the same period in 2012.  This change is due primarily to the change in accounts receivable and accounts payable resulting from the timing of receipt of cash from customers and payments to vendors and suppliers, which vary from period to period. This change is also due to the change in NGL volumes in storage and commodity imbalances.

Investing Cash Flows - Cash used in investing activities increased for the three months ended March 31, 2013, compared with the same period in 2012, due primarily to increased capital expenditures on our growth projects in our Natural Gas Gathering and Processing and Natural Gas Liquids segments.

Financing Cash Flows - Cash used in financing activities increased during the three months ended March 31, 2013, compared with cash provided by financing activities for the same period in 2012.  The change is a result of the issuance of common units in 2012 and an increase in cash distribution paid to our general and limited partners.

REGULATORY

Financial Markets Legislation - The Dodd-Frank Act represents a far-reaching overhaul of the framework for regulation of United States financial markets. Various regulatory agencies, including the SEC and the CFTC, have proposed regulations for implementation of many of the provisions of the Dodd-Frank Act. The CFTC has issued final regulations for most of the provisions of the Dodd-Frank Act. In April 2013, CFTC took action that extends the compliance deadlines for certain reporting requirements applicable to us, the earliest of which is July 1, 2013. Based on our assessment of the regulations issued to date, we expect to be able to continue to participate in financial markets for hedging certain risks inherent in our business, including commodity-price and interest-rate risks; however, the capital requirements and costs of hedging may increase as a result of the regulations. We also may incur additional costs associated with our compliance with the new regulations and additional record keeping, reporting and disclosure obligations; however, we do not believe the costs will be material. These requirements could affect adversely market liquidity and pricing of derivative contracts, making it more difficult to execute our risk-management strategies in the future. Also, the anticipated increased costs of compliance by dealers and counterparties likely will be passed on to customers, which could decrease the benefits of hedging to us and could reduce our profitability and liquidity.

ENVIRONMENTAL AND SAFETY MATTERS

Additional information about our environmental matters is included in Note I of the Notes to Consolidated Financial Statements in this Quarterly Report.

Environmental Matters - We are subject to multiple historical preservation, wildlife preservation and environmental laws and/or regulations that affect many aspects of our present and future operations.  Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetlands preservation, hazardous materials transportation, and pipeline and facility construction.  These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations.  For example, if a leak or spill of hazardous substances or petroleum products occurs from pipelines or facilities that we own, operate or otherwise use, we could be held jointly and severally liable for all resulting liabilities, including response, investigation and cleanup costs, which could affect materially our results of operations and cash flows.  In addition, emission controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures at our facilities.  We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Pipeline Safety - We are subject to PHMSA regulations, including integrity-management regulations.  The Pipeline Safety Improvement Act of 2002 requires pipeline companies operating high-pressure pipelines to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated high-consequence areas.  In January 2012, The Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 was signed into law.  The law increased maximum penalties for violating federal pipeline safety regulations and directs the DOT and Secretary of Transportation to conduct further review or studies on issues that may or may not be material to us. These issues include but are not limited to the following:

•	an evaluation on whether hazardous natural gas liquids and natural gas pipeline integrity-management requirements should be expanded beyond current high-consequence areas;

•	a review of all natural gas and hazardous natural gas liquids gathering pipeline exemptions;

•	a verification of records for pipelines in class 3 and 4 locations and high-consequence areas to confirm maximum allowable operating pressures; and

•	a requirement to test previously untested pipelines operating above 30-percent yield strength in high-consequence areas.

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

Federal, state and regional initiatives to measure and regulate greenhouse gas emissions are under way.  We monitor all relevant federal and state legislation to assess the potential impact on our operations.  The EPA’s Mandatory Greenhouse Gas Reporting Rule requires annual greenhouse gas emissions reporting from affected facilities and the carbon dioxide emission equivalents for the natural gas delivered by us to our distribution customers who are not otherwise required to report their own emissions and the emission equivalents for all NGLs produced by us as if all of these products were combusted, even if they are used otherwise.  Also, the EPA released a subpart to the Mandatory Greenhouse Gas Reporting Rule that requires the annual reporting of vented and fugitive emissions of methane from certain facilities beginning with the reporting of 2011 fugitive emissions in 2012.

Our 2011 total reported emissions were approximately 50.1 million metric tons of carbon dioxide equivalents. This total includes direct emissions from the combustion of fuel in our equipment, such as compressor engines and heaters, as well as carbon dioxide equivalents from natural gas and NGL products delivered to customers and produced, as if all such fuel and NGL products were combusted. The additional cost to gather and report this emission data did not have, and we do not expect it to have, a material impact on our results of operations, financial position or cash flows.  In addition, Congress has considered, and may consider in the future, legislation to reduce greenhouse gas emissions, including carbon dioxide and methane. Likewise, the EPA may institute additional regulatory rulemaking associated with greenhouse gas emissions. At this time, no rule or legislation has been enacted that assesses any costs, fees or expenses on any of these emissions.

The EPA’s “Tailoring Rule” regulates greenhouse gas emissions at new or modified facilities that meet certain criteria. Affected facilities are required to review best available control technology, conduct air-quality analysis, impact analysis and public reviews with respect to such emissions.  At current emission threshold levels, this rule has had a minimal impact on our existing facilities.  The EPA has stated it will consider lowering the threshold levels over the next five years, which could increase the impact on our existing facilities; however, potential costs, fees or expenses associated with the potential adjustments are unknown.

The EPA’s rule on air quality standards titled RICE NESHAP initially included a compliance date in 2013.  Subsequent industry appeals and settlements with the EPA have extended timelines associated with the final RICE NESHAP rule. While the rule could require capital expenditures for the purchase and installation of new emissions-control equipment, we do not expect these expenditures will have a material impact on our results of operations, financial position or cash flows.

In July 2011, the EPA issued a proposed rule that would change the air emission New Source Performance Standards, also known as NSPS, and Maximum Achievable Control Technology requirements applicable to the oil and natural gas industry, including natural gas production, processing, transmission and underground storage sectors. In April 2012, the EPA released the final rule, which includes new NSPS and air toxic standards for a variety of sources within natural gas processing plants, oil and natural gas production facilities and natural gas transmission stations. The rule also regulates emissions from the hydraulic fracturing of wells for the first time. The EPA’s final rule reflects significant changes from the proposal issued in 2011 and allows for more manageable compliance options. The NSPS final rule became effective in October 2012, but the dates for compliance vary and depend in part upon the type of affected facility and the date of construction, reconstruction or modification. In March 2013, the EPA issued proposed rulemaking to amend the NSPS for the crude oil and natural gas industry, pursuant to various industry comments, administrative petitions for reconsideration and/or judicial appeals of portions of the NSPS final rule. Beyond the March 2013 proposed amendments, the EPA has indicated it may provide additional responses, amendments and/or policy guidance to amend or clarify other portions of the final rule in 2013. Based on the currently proposed rulemaking amendments and our understanding of pending stakeholder responses to the NSPS rule, we anticipate that if the EPA issues additional responses, amendments and/or policy guidance on the final rule, it will reduce our anticipated capital, operations and maintenance costs resulting from compliance with the regulation. Generally, the NSPS final rule will require expenditures for updated emissions controls, monitoring and record-keeping requirements at affected facilities in the crude-oil and natural gas industry. We do not expect these expenditures will have a material impact on our results of operations, financial position or cash flows.

CERCLA - The federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also commonly known as Superfund, imposes strict, joint and several liability, without regard to fault or the legality of the original act, on certain classes of “persons” (defined under CERCLA) that caused and/or contributed to the release of a hazardous substance into the environment.  These persons include but are not limited to the owner or operator of a facility where the release occurred and/or companies that disposed or arranged for the disposal of the hazardous substances found at the facility.  Under CERCLA, these persons may be liable for the costs of cleaning up the hazardous substances released into the environment, damages to natural resources and the costs of certain health studies.  We do not expect our responsibilities under CERCLA will have a material impact on our respective results of operations, financial position or cash flows.

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

•
the results of administrative proceedings and litigation, regulatory actions, rule changes and receipt of expected clearances involving the Oklahoma Corporation Commission, Kansas Corporation Commission, Texas regulatory authorities or any other local, state or federal regulatory body, including the FERC, the National Transportation Safety Board, the Pipeline and Hazardous Materials Safety Administration, the EPA and CFTC;

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
– future demand for and prices of natural gas, NGLs and crude oil;
– competitive conditions in the overall energy market;
– availability of supplies of Canadian and United States natural gas and crude oil; and
– availability of additional storage capacity;

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

COMMODITY-PRICE RISK

See Note C of the  Notes to Consolidated Financial Statements and the discussion under Natural Gas Gathering and Processing’s “Commodity-Price Risk” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Quarterly Report for information on our hedging activities.

INTEREST-RATE RISK

We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps.  Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. At March 31, 2013, and December 31, 2012, we had forward-starting interest-rate swaps with notional amounts totaling $400 million that have been designated as cash flow hedges of the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the first quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three months ended March 31, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012; (iv) Consolidated Balance Sheets at March 31, 2013, and December 31, 2012; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; (vi) Consolidated Statement of Changes in Equity for the three months ended March 31, 2013; and (vii) Notes to Consolidated Financial Statements.  We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

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

ONEOK PARTNERS, L.P.
	By:	ONEOK Partners GP, L.L.C., its General Partner

Date: May 1, 2013		By:	/s/ Derek S. Reiners
Derek S. Reiners
Senior Vice President,
Chief Financial Officer and Treasurer
(Signing on behalf of the Registrant)