Form 10-Q
period 2013-06-30
ONEOK Partners LP
filed 2013-07-31
CIK 909281

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2013
Common units	147,127,354 units
Class B units	72,988,252 units

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

We also make available on our website the Interactive Data Files required to be submitted and posted pursuant to Rule 405 of Regulation S-T.

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2012
ASU	Accounting Standards Update
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
Bbl/d	Barrels per day
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Bighorn Gas Gathering	Bighorn Gas Gathering, L.L.C.
Btu	British thermal units, a measure of the amount of heat required to raise the temperature of one pound of water one degree Fahrenheit
CFTC	Commodities Futures Trading Commission
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Act Amendments of 1972, as amended
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOT	United States Department of Transportation
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fort Union Gas Gathering	Fort Union Gas Gathering, L.L.C.
GAAP	Accounting principles generally accepted in the United States of America
Guardian Pipeline	Guardian Pipeline, L.L.C.
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK Partners, L.P.
LIBOR	London Interbank Offered Rate
MBbl/d	Thousand barrels per day
MDth/d	Thousand dekatherms per day
Midwestern Gas Transmission	Midwestern Gas Transmission Company
MMBbl	Million barrels
MMBtu	Million British thermal units
MMBtu/d	Million British thermal units per day
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
Natural Gas Act	Natural Gas Act of 1938, as amended
Natural Gas Policy Act	Natural Gas Policy Act of 1978, as amended
NGL products	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
NGL(s)	Natural gas liquid(s)
Northern Border Pipeline	Northern Border Pipeline Company
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
ONEOK	ONEOK, Inc.
ONEOK Partners GP	ONEOK Partners GP, L.L.C., a wholly owned subsidiary of ONEOK and the sole general partner of ONEOK Partners
OPIS	Oil Price Information Service
Overland Pass Pipeline Company	Overland Pass Pipeline Company LLC
Partnership Agreement	Third Amended and Restated Agreement of Limited Partnership of ONEOK Partners, L.P., as amended
Partnership Credit Agreement	The Partnership’s $1.2 billion Revolving Credit Agreement dated August 1, 2011, as amended

PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
POP	Percent of Proceeds
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
S&P	Standard & Poor’s Ratings Services
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Viking Gas Transmission	Viking Gas Transmission Company
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2013	2012	2013	2012
	(Thousands of dollars, except per unit amounts)
Revenues	$2,768,179	$2,124,806	$5,285,626	$4,718,894
Cost of sales and fuel	2,356,226	1,723,344	4,503,074	3,896,342
Net margin	411,953	401,462	782,552	822,552
Operating expenses
Operations and maintenance	108,086	109,270	229,375	209,637
Depreciation and amortization	58,226	51,014	112,904	100,270
General taxes	15,890	14,094	32,865	29,597
Total operating expenses	182,202	174,378	375,144	339,504
Gain on sale of assets	279	966	320	1,023
Operating income	230,030	228,050	407,728	484,071
Equity earnings from investments (Note H)	26,421	29,169	52,276	63,789
Allowance for equity funds used during construction	5,656	1,849	14,743	2,824
Other income	771	297	4,476	3,596
Other expense	(377)	(2,526)	(1,858)	(1,632)
Interest expense (net of capitalized interest of $11,359, $9,408, $23,964 and $18,144, respectively)	(57,524)	(47,125)	(113,396)	(100,334)
Income before income taxes	204,977	209,714	363,969	452,314
Income taxes	(2,523)	(3,134)	(4,830)	(6,770)
Net income	202,454	206,580	359,139	445,544
Less: Net income attributable to noncontrolling interests	87	113	173	234
Net income attributable to ONEOK Partners, L.P.	$202,367	$206,467	$358,966	$445,310
Limited partners’ interest in net income:
Net income attributable to ONEOK Partners, L.P.	$202,367	$206,467	$358,966	$445,310
General partner’s interest in net income	(66,680)	(54,016)	(131,388)	(103,403)
Limited partners’ interest in net income	$135,687	$152,451	$227,578	$341,907
Limited partners’ net income per unit, basic and diluted (Note G)	$0.62	$0.69	$1.03	$1.59
Number of units used in computation (thousands)	220,116	219,816	219,988	214,453
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2013	2012	2013	2012
	(Thousands of dollars)
Net income	$202,454	$206,580	$359,139	$445,544
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	55,362	(9,028)	42,382	20,998
Realized (gains) losses on derivatives recognized in net income	1,330	(16,189)	1,069	(22,795)
Total other comprehensive income (loss)	56,692	(25,217)	43,451	(1,797)
Comprehensive income	259,146	181,363	402,590	443,747
Less: Comprehensive income attributable to noncontrolling interests	87	113	173	234
Comprehensive income attributable to ONEOK Partners, L.P.	$259,059	$181,250	$402,417	$443,513
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
(Unaudited)	2013	2012
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$6,230	$537,074
Accounts receivable, net	856,038	914,036
Affiliate receivables	13,139	16,092
Gas and natural gas liquids in storage	262,246	235,836
Commodity imbalances	75,898	89,704
Other current assets	96,817	98,966
Total current assets	1,310,368	1,891,708
Property, plant and equipment
Property, plant and equipment	9,460,043	8,585,142
Accumulated depreciation and amortization	1,540,135	1,440,871
Net property, plant and equipment	7,919,908	7,144,271
Investments and other assets
Investments in unconsolidated affiliates (Note H)	1,208,787	1,221,405
Goodwill and intangible assets	642,038	645,871
Other assets	98,720	55,975
Total investments and other assets	1,949,545	1,923,251
Total assets	$11,179,821	$10,959,230
Liabilities and equity
Current liabilities
Current maturities of long-term debt	$7,650	$7,650
Notes payable (Note D)	429,000	—
Accounts payable	979,310	1,058,007
Affiliate payables	39,722	75,710
Commodity imbalances	199,746	273,173
Other current liabilities	179,449	155,892
Total current liabilities	1,834,877	1,570,432
Long-term debt, excluding current maturities	4,800,317	4,803,629
Deferred credits and other liabilities	106,902	121,662
Commitments and contingencies (Note J)
Equity (Note E)
ONEOK Partners, L.P. partners’ equity:
General partner	153,333	152,513
Common units: 147,127,354 and 146,827,354 units issued and outstanding at June 30, 2013, and December 31, 2012, respectively	2,903,620	2,945,051
Class B units: 72,988,252 units issued and outstanding at June 30, 2013, and December 31, 2012	1,431,997	1,460,498
Accumulated other comprehensive loss (Note F)	(55,871)	(99,322)
Total ONEOK Partners, L.P. partners’ equity	4,433,079	4,458,740
Noncontrolling interests in consolidated subsidiaries	4,646	4,767
Total equity	4,437,725	4,463,507
Total liabilities and equity	$11,179,821	$10,959,230
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended
	June 30,
(Unaudited)	2013	2012
	(Thousands of dollars)
Operating activities
Net income	$359,139	$445,544
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	112,904	100,270
Allowance for equity funds used during construction	(14,743)	(2,824)
Gain on sale of assets	(320)	(1,023)
Deferred income taxes	3,022	3,788
Equity earnings from investments	(52,276)	(63,789)
Distributions received from unconsolidated affiliates	51,546	69,490
Changes in assets and liabilities:
Accounts receivable	57,998	325,488
Affiliate receivables	2,953	(14,443)
Gas and natural gas liquids in storage	(26,410)	(109,278)
Accounts payable	(23,484)	(320,659)
Affiliate payables	(35,988)	(5,283)
Commodity imbalances, net	(59,621)	24,123
Other assets and liabilities, net	8,741	(21,425)
Cash provided by operating activities	383,461	429,979
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(924,832)	(636,236)
Contributions to unconsolidated affiliates	(4,558)	(7,237)
Distributions received from unconsolidated affiliates	17,958	14,705
Proceeds from sale of assets	324	1,580
Cash used in investing activities	(911,108)	(627,188)
Financing activities
Cash distributions:
General and limited partners	(444,352)	(352,035)
Noncontrolling interests	(294)	(318)
Borrowing of notes payable, net	429,000	24,000
Repayment of long-term debt	(3,825)	(355,965)
Issuance of common units, net of issuance costs	15,942	919,522
Contribution from general partner	332	19,069
Cash provided by (used in) financing activities	(3,197)	254,273
Change in cash and cash equivalents	(530,844)	57,064
Cash and cash equivalents at beginning of period	537,074	35,091
Cash and cash equivalents at end of period	$6,230	$92,155
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	ONEOK Partners, L.P. Partners’ Equity
(Unaudited)	Common Units	Class B Units	General Partner	Common Units
	(Units)		(Thousands of dollars)
January 1, 2013	146,827,354	72,988,252	$152,513	$2,945,051
Net income	—	—	131,388	152,071
Other comprehensive loss (Note F)	—	—	—	—
Issuance of common units (Note E)	300,000	—	—	15,942
Contribution from general partner (Note E)	—	—	332	—
Distributions paid (Note E)	—	—	(130,900)	(209,444)
June 30, 2013	147,127,354	72,988,252	$153,333	$2,903,620
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Continued)
	ONEOK Partners, L.P. Partners’ Equity
(Unaudited)	Class B Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
January 1, 2013	$1,460,498	$(99,322)	$4,767	$4,463,507
Net income	75,507	—	173	359,139
Other comprehensive loss (Note F)	—	43,451	—	43,451
Issuance of common units (Note E)	—	—	—	15,942
Contribution from general partner (Note E)	—	—	—	332
Distributions paid (Note E)	(104,008)	—	(294)	(444,646)
June 30, 2013	$1,431,997	$(55,871)	$4,646	$4,437,725

ONEOK PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Recently Issued Accounting Standards Update - In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires presentation in a single location, either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source. This guidance is effective for our interim and annual periods beginning on January 1, 2013, and is applied prospectively. We adopted this guidance with our March 31, 2013, Quarterly Report, and it did not impact our financial position or results of operations. See Note F for additional disclosures.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which increases disclosures about offsetting assets and liabilities. In January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” which clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging. New disclosures are required to enable users of financial statements to understand significant quantitative differences in balance sheets prepared under GAAP and International Financial Reporting Standards related to the offsetting of financial instruments, including derivatives. The existing GAAP guidance allowing balance sheet offsetting remains unchanged. This guidance is effective for interim and annual periods beginning on January 1, 2013, and is applied retrospectively for all comparative periods presented. We adopted this guidance beginning with our March 31, 2013, Quarterly Report, and it did not impact our financial position or results of operations. See Note B for additional disclosures.

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

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for the periods indicated:

	June 30, 2013
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net (b)
	(Thousands of dollars)
Derivatives assets
Commodity contracts
Financial contracts	$—	$17,225	$7,625	$24,850	$(1,017)	$23,833
Physical contracts	—	—	860	860	—	860
Interest-rate contracts	—	39,928	—	39,928	—	39,928
Total derivative assets	$—	$57,153	$8,485	$65,638	$(1,017)	$64,621
Derivatives liabilities
Commodity contracts - financial	$—	$(214)	$(803)	$(1,017)	$1,017	$—
Total derivative liabilities	$—	$(214)	$(803)	$(1,017)	$1,017	$—

	December 31, 2012
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net (b)
	(Thousands of dollars)
Derivatives assets
Commodity contracts - financial	$—	$17,581	$1	$17,582	$(2,455)	$15,127
Interest-rate contracts	—	10,923	—	10,923	—	10,923
Total derivative assets	$—	$28,504	$1	$28,505	$(2,455)	$26,050
Derivatives liabilities
Commodity contracts - financial	$—	$(31)	$(2,424)	$(2,455)	$2,455	$—
Total derivative liabilities	$—	$(31)	$(2,424)	$(2,455)	$2,455	$—
(a) - Our derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us.
(b) - Included in other current assets or other assets in our Consolidated Balance Sheets.

At June 30, 2013, and December 31, 2012, we had no cash collateral held or posted under our master-netting arrangements.

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

Our Level 3 fair value amounts are based on inputs that may include one or more unobservable inputs including internally developed basis curves that incorporate observable and unobservable market data, NGL price curves from broker quotes, market volatilities derived from the most recent NYMEX close spot prices and forward LIBOR curves, and adjustments for the credit risk of our counterparties.  We corroborate the data on which our fair value estimates are based using our market knowledge of recent transactions, analysis of historical correlations and validation with independent broker quotes.  These balances categorized as Level 3 are comprised of derivatives for natural gas and NGLs.
The following table sets forth a reconciliation of our Level 3 fair value measurements for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivative Assets (Liabilities)	2013	2012	2013	2012
	(Thousands of dollars)
Net assets (liabilities) at beginning of period	$(4,855)	$8,676	$(2,423)	$3,117
Total realized/unrealized gains included in other comprehensive income (loss)	12,537	21,186	10,105	26,745
Net assets at end of period	$7,682	$29,862	$7,682	$29,862

During the three and six months ended June 30, 2013 and 2012, gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the end of the period were not material. During the three and six months ended June 30, 2013 and 2012, there were no transfers between levels.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable, accounts payable and notes payable is equal to book value, due to the short-term nature of these items. Our cash and cash equivalents are comprised of bank and money market accounts and are classified as Level 1. Our notes payable are classified as Level 2 since the estimated fair value of the notes payable can be determined using information available in the commercial paper market.

The estimated fair value of the aggregate of our senior notes outstanding, including current maturities, was $5.1 billion and $5.6 billion at June 30, 2013, and December 31, 2012, respectively.  The book value of the aggregate of our senior notes outstanding, including current maturities, was $4.8 billion at June 30, 2013, and December 31, 2012.  The estimated fair value of the aggregate of our senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities.  The estimated fair value of our long-term debt is classified as Level 2.

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

•
Forward contracts - Nonstandardized commitments between two parties to purchase or sell natural gas, crude oil or NGLs for future physical delivery. These contracts are typically nontransferable and can only be canceled with the consent of both parties; and

•
Swaps - Exchange of one or more payments based on the value of one or more commodities. This transfers the financial risk associated with a future change in value between the counterparties of the transaction, without also conveying ownership interest in the asset or liability.

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

In our Natural Gas Pipelines segment, we are exposed to commodity-price risk because our intrastate and interstate natural gas pipelines retain natural gas from our customers for operations or as part of our fee for services provided. When the amount of natural gas consumed in operations by these pipelines differs from the amount provided by our customers, our pipelines must buy or sell natural gas, or store or use natural gas from inventory, which can expose us to commodity-price risk depending on the regulatory treatment for this activity. To the extent that commodity-price risk in our Natural Gas Pipelines segment is not mitigated by fuel cost-recovery mechanisms, we use physical forward sales or purchases to reduce the impact of price fluctuations related to natural gas. At June 30, 2013, and December 31, 2012, there were no financial derivative instruments with respect to our natural gas pipeline operations.

In our Natural Gas Liquids segment, we are exposed to basis risk primarily as a result of the relative value of NGL purchases at one location and sales at another location. To a lesser extent, we are exposed to commodity-price risk resulting from the relative values of the various NGL products to each other, NGLs in storage and the relative value of NGLs to natural gas. We utilize physical-forward contracts to reduce the impact of price fluctuations related to NGLs. At June 30, 2013, and December 31, 2012, there were no financial derivative instruments with respect to our NGL operations.

Interest-rate risk - We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps.  Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. At June 30, 2013, and December 31, 2012, we had forward-starting interest-rate swaps with notional amounts totaling $400 million with settlement dates greater than 12 months that have been designated as cash flow hedges of the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued.

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

Fair Values of Derivative Instruments - See Note B for a discussion of the inputs associated with our fair value measurements.  The following table sets forth the fair values of our derivative instruments, all of which were designated as cash flow hedges for the periods indicated:

	June 30, 2013		December 31, 2012
	Assets	(Liabilities)	Assets	(Liabilities)
	(Thousands of dollars)
Commodity contracts - financial	$24,850	$(1,017)	$17,582	$(2,455)
Commodity contracts - physical	860	—	—	—
Interest-rate contracts	39,928	—	10,923	—
Total derivatives designated as hedging instruments (a)	$65,638	$(1,017)	$28,505	$(2,455)
(a) - Included on a net basis in other current assets or other assets on our Consolidated Balance Sheets.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments designated as hedging instruments for the periods indicated:

		June 30, 2013		December 31, 2012
	Contract Type	Purchased/ Payor	Sold/ Receiver	Purchased/ Payor	Sold/ Receiver
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Swaps	—	(55.5)	—	(31.7)
- Crude oil and NGLs (MMBbl)	Forwards and swaps	—	(2.3)	—	(1.1)
Basis
- Natural gas (Bcf)	Swaps	—	(55.5)	—	(31.7)
Interest-rate contracts (Millions of dollars)	Forward-starting swaps	$400.0	$—	$400.0	$—

Cash Flow Hedges - At June 30, 2013, our Consolidated Balance Sheet reflected a net unrealized loss of $55.9 million in accumulated other comprehensive income (loss).  The portion of accumulated other comprehensive income (loss) attributable to our commodity derivative instruments is a gain of $24.7 million, which will be realized within the next 30 months as the forecasted transactions affect earnings.  If commodity prices remain at the current levels, we will recognize $17.6 million in gains over the next 12 months and $7.1 million in gains thereafter.  The amount deferred in accumulated other comprehensive income (loss) attributable to our settled interest-rate swaps is a loss of $117.6 million, which will be recognized over the life of the long-term, fixed-rate debt. We expect that losses of $10.2 million will be reclassified into earnings during the next 12 months as the hedged items affect earnings. The remaining amounts in accumulated other comprehensive income (loss) are attributable primarily to forward-starting interest-rate swaps with settlement dates greater than 12 months, which will be amortized to interest expense over the life of long-term, fixed-rate debt upon issuance of the debt.

The following table sets forth the effect of cash flow hedges recognized in other comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
Derivatives in Cash Flow Hedging Relationships	June 30,		June 30,
	2013	2012	2013	2012
	(Thousands of dollars)
Commodity contracts	$33,145	$43,665	$13,377	$59,655
Interest-rate contracts	22,217	(52,693)	29,005	(38,657)
Total unrealized gain (loss) recognized in other comprehensive income (loss) (effective portion)	$55,362	$(9,028)	$42,382	$20,998

The following table sets forth the effect of cash flow hedges on our Consolidated Statements of Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Net Income (Effective Portion)	Three Months Ended		Six Months Ended
		June 30,		June 30,
		2013	2012	2013	2012
		(Thousands of dollars)
Commodity contracts	Revenues	$1,245	$16,280	$3,811	$22,978
Interest-rate contracts	Interest expense	(2,575)	(91)	(4,880)	(183)
Total gain (loss) reclassified from accumulated other comprehensive loss into net income (effective portion)		$(1,330)	$16,189	$(1,069)	$22,795

Ineffectiveness related to our cash flow hedges was not material for the three and six months ended June 30, 2013 and 2012.  In the event that it becomes probable that a forecasted transaction will not occur, we would discontinue cash flow hedge treatment, which would affect earnings.  There were no gains or losses due to the discontinuance of cash flow hedge treatment during the three and six months ended June 30, 2013 and 2012.

Credit Risk - All of our commodity derivative financial contracts are with our affiliate ONEOK Energy Services Company, a subsidiary of ONEOK. ONEOK Energy Services Company has entered into similar commodity derivative financial contracts with third parties at our direction and on our behalf.  We have an indemnification agreement with ONEOK Energy Services Company that indemnifies and holds it harmless from any liability it may incur solely as a result of its entering into commodity derivative financial contracts on our behalf. ONEOK announced an accelerated wind down of ONEOK Energy Services Company operations that is expected to be substantially completed by April 2014. We expect to enter into commodity derivative financial contracts with unaffiliated third parties or ONEOK affiliates after the wind down is completed. See Note I for additional discussion. Net derivative asset positions for which we would indemnify ONEOK Energy Services Company in the event of a default by the counterparty were with investment-grade counterparties that are primarily in the financial services and oil and gas sectors. Our interest-rate derivatives are with investment-grade financial institutions.

D.	CREDIT FACILITY AND SHORT-TERM NOTES PAYABLE

Partnership Credit Agreement - Our Partnership Credit Agreement contains certain financial, operational and legal covenants.  Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our Partnership Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1.  If we consummate one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter of the acquisition and the two following quarters.  Upon breach of certain covenants by us in our Partnership Credit Agreement, amounts outstanding under our Partnership Credit Agreement, if any, may become due and payable immediately.  At June 30, 2013, our ratio of indebtedness to adjusted EBITDA was 3.6 to 1, and we were in compliance with all covenants under our Partnership Credit Agreement.

Our Partnership Credit Agreement includes a $100 million sublimit for the issuance of standby letters of credit and also features an option to request an increase in the size of the facility to an aggregate of $1.7 billion from $1.2 billion by either commitments from new lenders or increased commitments from existing lenders.  Our Partnership Credit Agreement is available for general partnership purposes, including repayment of our commercial paper notes, if necessary.  Amounts outstanding under our commercial paper program reduce the borrowing capacity under our Partnership Credit Agreement.  At June 30, 2013, we had $429.0 million in commercial paper outstanding, no letters of credit issued and no borrowings under our Partnership Credit Agreement.

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

ONEOK - ONEOK and its affiliates own all of the Class B units, 19.8 million common units and the entire 2 percent general partner interest in us, which together constituted a 43.3 percent ownership interest in us at June 30, 2013.

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

During the three months ended March 31, 2013, we sold common units through this program that resulted in net proceeds, including ONEOK’s contribution to maintain its 2 percent general partner interest, of approximately $16.3 million. We used the proceeds for general partnership purposes. As a result of these transactions, ONEOK’s aggregate ownership interest in us decreased to 43.3 percent at June 30, 2013, from 43.4 percent at December 31, 2012. We did not sell any common units in the second quarter 2013.

In March 2012, we completed an underwritten public offering of 8.0 million common units at a public offering price of $59.27 per common unit, generating net proceeds of approximately $460 million.  We also sold 8.0 million common units to ONEOK in a private placement, generating net proceeds of approximately $460 million.  In conjunction with the issuances, ONEOK contributed approximately $19 million in order to maintain its 2 percent general partner interest in us.  We used a portion of the proceeds from our March 2012 equity issuance to repay our $350 million, 5.9 percent senior notes due April 2012.

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

Cash Distributions - In July 2013, our general partner declared a cash distribution of $0.72 per unit ($2.88 per unit on an annualized basis) for the second quarter of 2013, an increase of 0.5 cents from the previous quarter, which will be paid on August 15, 2013, to unitholders of record at the close of business on August 5, 2013.

The following table shows our distributions paid in the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Thousands, except per unit amounts)
Distribution per unit	$0.715	$0.635	$1.425	$1.245

General partner distributions	$4,469	$3,759	$8,887	$7,040
Incentive distributions	61,576	44,610	122,013	81,082
Distributions to general partner	66,045	48,369	130,900	88,122
Limited partner distributions to ONEOK	66,344	58,921	132,224	110,642
Limited partner distributions to other unitholders	91,039	80,662	181,228	153,271
Total distributions paid	$223,428	$187,952	$444,352	$352,035

The following table shows our distributions declared for the periods indicated and paid within 45 days of the end of the period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Thousands, except per unit amounts)
Distribution per unit	$0.72	$0.66	$1.435	$1.295

General partner distributions	$4,512	$3,979	$8,981	$7,738
Incentive distributions	62,633	49,886	124,209	94,496
Distributions to general partner	67,145	53,865	133,190	102,234
Limited partner distributions to ONEOK	66,807	61,240	133,151	120,161
Limited partner distributions to other unitholders	91,676	83,838	182,715	164,500
Total distributions declared	$225,628	$198,943	$449,056	$386,895

F.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the balance in accumulated other comprehensive income (loss) for the period indicated:

Accumulated Other Comprehensive Loss (a)
(Thousands of dollars)
January 1, 2013	$(99,322)
Other comprehensive income (loss) before reclassifications	42,382
Amounts reclassified from accumulated other comprehensive income (loss)	1,069
Net current-period other comprehensive income (loss) attributable to ONEOK Partners, L.P.	43,451
June 30, 2013	$(55,871)
(a) All amounts are attributable to unrealized gains (losses) in risk-management assets/liabilities.

The following table sets forth the effect of reclassifications from accumulated other comprehensive income (loss) on our Consolidated Statements of Income for the periods indicated:

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Affected Line Item in the Consolidated Statements of Income

	(Thousand of dollars)
Unrealized gains (losses) on risk-management assets/liabilities
Commodity contracts	$(1,245)	$(3,811)	Revenues
Interest-rate contracts	2,575	4,880	Interest expense
Total reclassifications for the period attributable to ONEOK Partners, L.P.	$1,330	$1,069	Net income attributable to ONEOK Partners, L.P.

G.	LIMITED PARTNERS’ NET INCOME PER UNIT

Limited partners’ net income per unit is computed by dividing net income attributable to ONEOK Partners, L.P., after deducting the general partner’s allocation as discussed below, by the weighted-average number of outstanding limited partner units, which includes our common and Class B limited partner units.  Because ONEOK has conditionally waived its right to increased quarterly distributions, until it gives 90 days notice of the withdrawal of the waiver, each Class B unit and common unit currently share equally in the earnings of the partnership, and neither has any liquidation or other preferences.

ONEOK Partners GP owns the entire 2 percent general partnership interest in us, which entitles it to incentive distribution rights that provide for an increasing proportion of cash distributions from the partnership as the distributions made to limited partners increase above specified levels.  For purposes of our calculation of limited partners’ net income per unit, net income attributable to ONEOK Partners, L.P. is allocated to the general partner as follows:  (i) an amount based upon the 2 percent general partner interest in net income attributable to ONEOK Partners, L.P.; and (ii) the amount of the general partner’s incentive distribution rights based on the total cash distributions declared for the period.

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

H.	UNCONSOLIDATED AFFILIATES

Equity Earnings from Investments - The following table sets forth our equity earnings from investments for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Thousands of dollars)
Northern Border Pipeline	$15,279	$16,077	$31,669	$36,308
Overland Pass Pipeline Company	5,528	5,979	8,427	11,296
Fort Union Gas Gathering	3,080	3,195	6,949	7,403
Bighorn Gas Gathering	626	796	1,338	1,961
Other	1,908	3,122	3,893	6,821
Equity earnings from investments	$26,421	$29,169	$52,276	$63,789

Unconsolidated Affiliates Financial Information - The following table sets forth summarized combined financial information of our unconsolidated affiliates for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Thousands of dollars)
Income Statement
Operating revenues	$132,152	$119,286	$259,953	$247,210
Operating expenses	$61,124	$57,727	$125,395	$112,295
Net income	$65,746	$59,812	$123,950	$125,066

Distributions paid to us	$39,311	$43,254	$69,504	$84,195

We incurred expenses in transactions with unconsolidated affiliates of $12.6 million and $8.9 million for the three months ended June 30, 2013 and 2012, respectively, and $20.4 million and $18.3 million for the six months ended June 30, 2013 and 2012, respectively, primarily related to Overland Pass Pipeline Company, which are included in cost of sales and fuel in our Consolidated Statements of Income. Accounts payable to our equity method investees at June 30, 2013, and December 31, 2012, were not material.

In January 2013, the FERC approved a settlement between Northern Border Pipeline and its customers that modified its transportation rates, effective January 1, 2013. The new long-term transportation rates are approximately 11 percent lower than previous rates, which reduced our equity earnings and cash distributions in the three and six months ended June 30, 2013, compared with the same periods last year, and are expected to reduce equity earnings and cash distributions from Northern Border Pipeline in the future.

Low natural gas prices and the relatively higher crude oil and NGL prices, compared with natural gas on a heating-value basis, have caused producers primarily to focus development efforts on crude oil and NGL-rich supply basins rather than areas with dry natural gas production, such as the Powder River Basin.  The reduced development activities and natural production declines in the Powder River Basin have resulted in lower natural gas volumes available to be gathered.  While the reserve potential in the Powder River Basin still exists, future drilling and development will be affected by commodity prices and producers’ alternative prospects.

Due to recent changes in producer activity and declines in volumes gathered in the Powder River Basin on the Bighorn Gas Gathering system, in which we own a 49 percent equity interest, we tested our investment for impairment at March 31, 2013. The estimated fair value exceeded the carrying value; however, a decline of 10 percent or more in the fair value of our investment in Bighorn Gas Gathering would result in a noncash impairment charge. We were not able to reasonably estimate a range of potential future impairment charges, as many of the assumptions that would be used in our estimate of fair value are dependent upon events beyond our control. There were no impairment indicators identified in the second quarter 2013. The carrying amount of our investment at June 30, 2013, was $89.5 million, which includes $53.4 million in equity method goodwill.

I.	RELATED-PARTY TRANSACTIONS

Intersegment and affiliate sales are recorded on the same basis as sales to unaffiliated customers.  Our Natural Gas Gathering and Processing segment sells natural gas to ONEOK and its subsidiaries.  Our Natural Gas Pipelines segment provides transportation and storage services to ONEOK and its subsidiaries. Additionally, our Natural Gas Gathering and Processing segment and Natural Gas Liquids segment purchase a portion of the natural gas used in their operations from ONEOK and its subsidiaries.

We have transactions with our affiliate ONEOK Energy Services Company, a subsidiary of ONEOK. In June 2013, ONEOK announced an accelerated wind down of ONEOK Energy Services Company operations that is expected to be substantially completed by April 2014. We operate in liquid markets and expect to continue providing our customers midstream services, including marketing natural gas, NGLs and condensate as a service for third parties or other ONEOK affiliates.

Our derivative contracts with ONEOK Energy Services Company are discussed under “Credit Risk” in Note C.

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

The following table sets forth the transactions with related parties for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Thousands of dollars)
Revenues	$91,340	$81,050	$173,974	$156,755
Expenses
Cost of sales and fuel	$8,742	$5,769	$18,293	$15,044
Administrative and general expenses	61,861	62,636	134,357	118,997
Total expenses	$70,603	$68,405	$152,650	$134,041

ONEOK Partners GP made additional general partner contributions to us of approximately $0.3 million during the six months ended June 30, 2013, and $19.1 million during the six months ended June 30, 2012, to maintain its 2 percent general partner interest in connection with the issuance of common units.  See Note E for additional information about our equity issuances and cash distributions paid to ONEOK for its general partner and limited partner interests.

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

On June 25, 2013, the Executive Office of the President of the United States issued the President’s Climate Action Plan, which includes, among other things, plans for further regulatory actions to reduce carbon emissions from various sources. The impact of any such regulatory actions on our facilities and operations is unknown. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a significant impact on our business, financial position, results of operations and cash flows.

Our expenditures for environmental assessment, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and six months ended June 30, 2013 and 2012.

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

The EPA’s rule on air-quality standards, titled “National Emissions Standards for Hazardous Air Pollutants for Reciprocating Internal Combustion Engines,” also know as RICE NESHAP, initially included a compliance date in 2013.  Subsequent industry appeals and settlements with the EPA have extended timelines for compliance associated with the final RICE NESHAP rule. While the rule could require capital expenditures for the purchase and installation of new emissions-control equipment, we do not expect these expenditures will have a material impact on our results of operations, financial position or cash flows.

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

Financial Markets Legislation - The Dodd-Frank Act represents a far-reaching overhaul of the framework for regulation of United States financial markets. The CFTC has issued final regulations for most of the provisions of the Dodd-Frank Act, and we have implemented measures to comply with the regulations that are applicable to our businesses. We expect to be able to continue to participate in financial markets for hedging certain risks inherent in our business, including commodity-price and interest-rate risks; however, the capital requirements and costs of hedging may increase as a result of the regulations. We will also incur additional costs associated with our compliance with the new regulations and additional record keeping, reporting and disclosure obligations; however, we do not believe the costs will be material. These requirements could affect adversely market liquidity and pricing of derivative contracts, making it more difficult to execute our risk-management strategies in the future. Also, the anticipated increased costs of compliance by dealers and counterparties likely will be passed on to customers, which could decrease the benefits of hedging to us and could reduce our profitability and liquidity.

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

For the three and six months ended June 30, 2013 and 2012, we had no single customer from which we received 10 percent or more of our consolidated revenues.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended June 30, 2013	Natural Gas Gathering and Processing	Natural Gas Pipelines (a)	Natural Gas Liquids (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$166,709	$49,011	$2,461,119	$—	$2,676,839
Sales to affiliated customers	66,578	24,762	—	—	91,340
Intersegment revenues	248,972	1,269	29,996	(280,237)	—
Total revenues	$482,259	$75,042	$2,491,115	$(280,237)	$2,768,179
Net margin	$125,269	$67,695	$219,225	$(236)	$411,953
Operating costs	44,975	24,985	54,264	(248)	123,976
Depreciation and amortization	25,106	10,818	22,302	—	58,226
Gain (loss) on sale of assets	285	—	(6)	—	279
Operating income	$55,473	$31,892	$142,653	$12	$230,030
Equity earnings from investments	$5,229	$15,280	$5,912	$—	$26,421
Capital expenditures	$206,019	$6,007	$269,339	$3	$481,368
(a) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $56.1 million, net margin of $52.0 million and operating income of $20.6 million.
(b) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $121.6 million, of which $106.5 million related to sales within the segment, net margin of $76.8 million and operating income of $44.3 million.

Three Months Ended June 30, 2012	Natural Gas Gathering and Processing	Natural Gas Pipelines (a)	Natural Gas Liquids (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$94,323	$49,279	$1,900,154	$—	$2,043,756
Sales to affiliated customers	57,260	23,790	—	—	81,050
Intersegment revenues	175,246	1,031	16,141	(192,418)	—
Total revenues	$326,829	$74,100	$1,916,295	$(192,418)	$2,124,806
Net margin	$108,109	$69,997	$225,358	$(2,002)	$401,462
Operating costs	41,224	25,851	57,919	(1,630)	123,364
Depreciation and amortization	21,254	11,520	18,240	—	51,014
Gain (loss) on sale of assets	1,103	(12)	(125)	—	966
Operating income	$46,734	$32,614	$149,074	$(372)	$228,050
Equity earnings from investments	$6,997	$16,271	$5,901	$—	$29,169
Capital expenditures	$152,535	$6,239	$196,547	$122	$355,443
(a) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $56.1 million, net margin of $52.7 million and operating income of $20.9 million.
(b) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $104.1 million, of which $87.3 million related to sales within the segment, net margin of $61.3 million and operating income of $33.2 million.

Six Months Ended June 30, 2013	Natural Gas Gathering and Processing	Natural Gas Pipelines (a)	Natural Gas Liquids (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$303,954	$108,336	$4,699,362	$—	$5,111,652
Sales to affiliated customers	122,236	51,738	—	—	173,974
Intersegment revenues	493,583	997	56,421	(551,001)	—
Total revenues	$919,773	$161,071	$4,755,783	$(551,001)	$5,285,626
Net margin	$234,554	$141,767	$405,845	$386	$782,552
Operating costs	96,663	52,151	114,066	(640)	262,240
Depreciation and amortization	49,010	21,854	42,040	—	112,904
Gain on sale of assets	313	4	3	—	320
Operating income	$89,194	$67,766	$249,742	$1,026	$407,728
Equity earnings from investments	$11,560	$31,669	$9,047	$—	$52,276
Investments in unconsolidated affiliates	$332,458	$381,365	$494,964	$—	$1,208,787
Total assets	$3,346,874	$1,792,343	$6,008,574	$32,030	$11,179,821
Noncontrolling interests in consolidated subsidiaries	$4,631	$—	$—	$15	$4,646
Capital expenditures	$369,967	$11,349	$543,504	$12	$924,832
(a) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $124.5 million, net margin of $109.7 million and operating income of $44.4 million.
(b) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $229.8 million, of which $191.1 million related to sales within the segment, net margin of $138.3 million and operating income of $75.6 million.

Six Months Ended June 30, 2012	Natural Gas Gathering and Processing	Natural Gas Pipelines (a)	Natural Gas Liquids (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$193,018	$102,021	$4,267,100	$—	$4,562,139
Sales to affiliated customers	109,944	46,811	—	—	156,755
Intersegment revenues	390,646	1,878	32,125	(424,649)	—
Total revenues	$693,608	$150,710	$4,299,225	$(424,649)	$4,718,894
Net margin	$216,436	$140,600	$469,111	$(3,595)	$822,552
Operating costs	81,486	52,026	109,866	(4,144)	239,234
Depreciation and amortization	41,770	22,933	35,567	—	100,270
Gain (loss) on sale of assets	1,129	(12)	(94)	—	1,023
Operating income	$94,309	$65,629	$323,584	$549	$484,071
Equity earnings from investments	$15,485	$36,657	$11,647	$—	$63,789
Investments in unconsolidated affiliates	$324,952	$408,691	$476,625	$—	$1,210,268
Total assets	$2,690,290	$1,458,152	$4,726,784	$501,311	$9,376,537
Noncontrolling interests in consolidated subsidiaries	$—	$5,013	$—	$15	$5,028
Capital expenditures	$277,408	$9,465	$349,161	$202	$636,236
(a) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $116.7 million, net margin of $107.7 million and operating income of $44.0 million.
(b) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $214.7 million, of which $182.1 million related to sales within the segment, net margin of $129.2 million and operating income of $74.7 million.

L.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

We have no significant assets or operations other than our investment in our wholly owned subsidiary, the Intermediate Partnership.  The Intermediate Partnership holds all our partnership interests and equity in our subsidiaries, as well as a 50 percent interest in Northern Border Pipeline.  Our Intermediate Partnership guarantees our senior notes.  The Intermediate Partnership’s guarantee is full and unconditional, subject to certain customary automatic release provisions.

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

Condensed Consolidating Statements of Income

	Three Months Ended June 30, 2013
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues	$—	$—	$2,768.2	$—	$2,768.2
Cost of sales and fuel	—	—	2,356.2	—	2,356.2
Net margin	—	—	412.0	—	412.0
Operating expenses
Operations and maintenance	—	—	108.1	—	108.1
Depreciation and amortization	—	—	58.2	—	58.2
General taxes	—	—	15.9	—	15.9
Total operating expenses	—	—	182.2	—	182.2
Gain on sale of assets	—	—	0.2	—	0.2
Operating income	—	—	230.0	—	230.0
Equity earnings from investments	202.4	202.4	11.1	(389.5)	26.4
Allowance for equity funds used during construction	—	—	5.7	—	5.7
Other income (expense), net	67.5	67.5	0.4	(135.0)	0.4
Interest expense	(67.5)	(67.5)	(57.5)	135.0	(57.5)
Income before income taxes	202.4	202.4	189.7	(389.5)	205.0
Income taxes	—	—	(2.5)	—	(2.5)
Net income	202.4	202.4	187.2	(389.5)	202.5
Less: Net income attributable to noncontrolling interests	—	—	0.1	—	0.1
Net income attributable to ONEOK Partners, L.P.	$202.4	$202.4	$187.1	$(389.5)	$202.4

	Three Months Ended June 30, 2012
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues	$—	$—	$2,124.8	$—	$2,124.8
Cost of sales and fuel	—	—	1,723.3	—	1,723.3
Net margin	—	—	401.5	—	401.5
Operating expenses
Operations and maintenance	—	—	109.3	—	109.3
Depreciation and amortization	—	—	51.0	—	51.0
General taxes	—	—	14.1	—	14.1
Total operating expenses	—	—	174.4	—	174.4
Gain on sale of assets	—	—	1.0	—	1.0
Operating income	—	—	228.1	—	228.1
Equity earnings from investments	206.5	206.5	13.1	(396.9)	29.2
Allowance for equity funds used during construction	—	—	1.8	—	1.8
Other income (expense), net	45.5	45.5	(2.3)	(91.0)	(2.3)
Interest expense	(45.5)	(45.5)	(47.1)	91.0	(47.1)
Income before income taxes	206.5	206.5	193.6	(396.9)	209.7
Income taxes	—	—	(3.1)	—	(3.1)
Net income	206.5	206.5	190.5	(396.9)	206.6
Less: Net income attributable to noncontrolling interests	—	—	0.1	—	0.1
Net income attributable to ONEOK Partners, L.P.	$206.5	$206.5	$190.4	$(396.9)	$206.5

	Six Months Ended June 30, 2013
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues	$—	$—	$5,285.6	$—	$5,285.6
Cost of sales and fuel	—	—	4,503.0	—	4,503.0
Net margin	—	—	782.6	—	782.6
Operating expenses
Operations and maintenance	—	—	229.4	—	229.4
Depreciation and amortization	—	—	112.9	—	112.9
General taxes	—	—	32.8	—	32.8
Total operating expenses	—	—	375.1	—	375.1
Gain on sale of assets	—	—	0.2	—	0.2
Operating income	—	—	407.7	—	407.7
Equity earnings from investments	359.0	359.0	20.6	(686.3)	52.3
Allowance for equity funds used during construction	—	—	14.8	—	14.8
Other income (expense), net	134.5	134.5	2.6	(269.0)	2.6
Interest expense	(134.5)	(134.5)	(113.4)	269.0	(113.4)
Income before income taxes	359.0	359.0	332.3	(686.3)	364.0
Income taxes	—	—	(4.9)	—	(4.9)
Net income	359.0	359.0	327.4	(686.3)	359.1
Less: Net income attributable to noncontrolling interests	—	—	0.1	—	0.1
Net income attributable to ONEOK Partners, L.P.	$359.0	$359.0	$327.3	$(686.3)	$359.0

	Six Months Ended June 30, 2012
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues	$—	$—	$4,718.9	$—	$4,718.9
Cost of sales and fuel	—	—	3,896.3	—	3,896.3
Net margin	—	—	822.6	—	822.6
Operating expenses
Operations and maintenance	—	—	209.6	—	209.6
Depreciation and amortization	—	—	100.3	—	100.3
General taxes	—	—	29.6	—	29.6
Total operating expenses	—	—	339.5	—	339.5
Gain on sale of assets	—	—	1.0	—	1.0
Operating income	—	—	484.1	—	484.1
Equity earnings from investments	445.3	445.3	27.5	(854.3)	63.8
Allowance for equity funds used during construction	—	—	2.8	—	2.8
Other income (expense), net	97.0	97.0	1.9	(194.0)	1.9
Interest expense	(97.0)	(97.0)	(100.3)	194.0	(100.3)
Income before income taxes	445.3	445.3	416.0	(854.3)	452.3
Income taxes	—	—	(6.8)	—	(6.8)
Net income	445.3	445.3	409.2	(854.3)	445.5
Less: Net income attributable to noncontrolling interests	—	—	0.2	—	0.2
Net income attributable to ONEOK Partners, L.P.	$445.3	$445.3	$409.0	$(854.3)	$445.3

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended June 30, 2013
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$202.4	$202.4	$187.2	$(389.5)	$202.5
Other comprehensive income (loss)
Unrealized gains on derivatives	55.4	33.1	33.1	(66.2)	55.4
Realized (gains) losses on derivatives recognized in net income	1.3	(1.2)	(1.2)	2.4	1.3
Total other comprehensive income	56.7	31.9	31.9	(63.8)	56.7
Comprehensive income	259.1	234.3	219.1	(453.3)	259.2
Less: Comprehensive income attributable to noncontrolling interests	—	—	0.1	—	0.1
Comprehensive income attributable to ONEOK Partners, L.P.	$259.1	$234.3	$219.0	$(453.3)	$259.1

	Three Months Ended June 30, 2012
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$206.5	$206.5	$190.5	$(396.9)	$206.6
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	(9.0)	43.7	43.7	(87.4)	(9.0)
Realized gains on derivatives recognized in net income	(16.2)	(16.3)	(16.3)	32.6	(16.2)
Total other comprehensive income (loss)	(25.2)	27.4	27.4	(54.8)	(25.2)
Comprehensive income	181.3	233.9	217.9	(451.7)	181.4
Less: Comprehensive income attributable to noncontrolling interests	—	—	0.1	—	0.1
Comprehensive income attributable to ONEOK Partners, L.P.	$181.3	$233.9	$217.8	$(451.7)	$181.3

	Six Months Ended June 30, 2013
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$359.0	$359.0	$327.4	$(686.3)	$359.1
Other comprehensive income (loss)
Unrealized gains on derivatives	42.4	13.4	13.4	(26.8)	42.4
Realized (gains) losses on derivatives recognized in net income	1.1	(3.8)	(3.8)	7.6	1.1
Total other comprehensive income	43.5	9.6	9.6	(19.2)	43.5
Comprehensive income	402.5	368.6	337.0	(705.5)	402.6
Less: Comprehensive income attributable to noncontrolling interests	—	—	0.1	—	0.1
Comprehensive income attributable to ONEOK Partners, L.P.	$402.5	$368.6	$336.9	$(705.5)	$402.5

	Six Months Ended June 30, 2012
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$445.3	$445.3	$409.2	$(854.3)	$445.5
Other comprehensive income (loss)
Unrealized gains on derivatives	21.0	59.7	59.7	(119.4)	21.0
Realized gains on derivatives recognized in net income	(22.8)	(23.0)	(23.0)	46.0	(22.8)
Total other comprehensive income (loss)	(1.8)	36.7	36.7	(73.4)	(1.8)
Comprehensive income	443.5	482.0	445.9	(927.7)	443.7
Less: Comprehensive income attributable to noncontrolling interests	—	—	0.2	—	0.2
Comprehensive income attributable to ONEOK Partners, L.P.	$443.5	$482.0	$445.7	$(927.7)	$443.5

Condensed Consolidating Balance Sheets

	June 30, 2013
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$—	$6.2	$—	$—	$6.2
Accounts receivable, net	—	—	856.0	—	856.0
Affiliate receivables	—	—	13.1	—	13.1
Gas and natural gas liquids in storage	—	—	262.2	—	262.2
Commodity imbalances	—	—	75.9	—	75.9
Other current assets	—	—	97.0	—	97.0
Total current assets	—	6.2	1,304.2	—	1,310.4
Property, plant and equipment
Property, plant and equipment	—	—	9,460.0	—	9,460.0
Accumulated depreciation and amortization	—	—	1,540.1	—	1,540.1
Net property, plant and equipment	—	—	7,919.9	—	7,919.9
Investments and other assets
Investments in unconsolidated affiliates	4,390.6	4,191.2	828.1	(8,201.1)	1,208.8
Intercompany notes receivable	5,213.4	5,406.6	—	(10,620.0)	—
Goodwill and intangible assets	—	—	642.0	—	642.0
Other assets	69.8	—	28.9	—	98.7
Total investments and other assets	9,673.8	9,597.8	1,499.0	(18,821.1)	1,949.5
Total assets	$9,673.8	$9,604.0	$10,723.1	$(18,821.1)	$11,179.8
Liabilities and equity
Current liabilities
Current maturities of long-term debt	$—	$—	$7.7	$—	$7.7
Notes payable	429.0	—	—	—	429.0
Accounts payable	—	—	979.3	—	979.3
Affiliate payables	—	—	39.7	—	39.7
Commodity imbalances	—	—	199.7	—	199.7
Other current liabilities	74.8	—	104.7	—	179.5
Total current liabilities	503.8	—	1,331.1	—	1,834.9
Intercompany debt	—	5,213.4	5,406.6	(10,620.0)	—
Long-term debt, excluding current maturities	4,736.9	—	63.4	—	4,800.3
Deferred credits and other liabilities	—	—	106.9	—	106.9
Commitments and contingencies
Equity
Equity excluding noncontrolling interests in consolidated subsidiaries	4,433.1	4,390.6	3,810.5	(8,201.1)	4,433.1
Noncontrolling interests in consolidated subsidiaries	—	—	4.6	—	4.6
Total equity	4,433.1	4,390.6	3,815.1	(8,201.1)	4,437.7
Total liabilities and equity	$9,673.8	$9,604.0	$10,723.1	$(18,821.1)	$11,179.8

	December 31, 2012
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$—	$537.1	$—	$—	$537.1
Accounts receivable, net	—	—	914.0	—	914.0
Affiliate receivables	—	—	16.1	—	16.1
Gas and natural gas liquids in storage	—	—	235.8	—	235.8
Commodity imbalances	—	—	89.7	—	89.7
Other current assets	10.9	—	88.1	—	99.0
Total current assets	10.9	537.1	1,343.7	—	1,891.7
Property, plant and equipment
Property, plant and equipment	—	—	8,585.2	—	8,585.2
Accumulated depreciation and amortization	—	—	1,440.9	—	1,440.9
Net property, plant and equipment	—	—	7,144.3	—	7,144.3
Investments and other assets
Investments in unconsolidated affiliates	4,458.7	3,858.9	828.6	(7,924.8)	1,221.4
Intercompany notes receivable	4,770.6	4,833.3	—	(9,603.9)	—
Goodwill and intangible assets	—	—	645.8	—	645.8
Other assets	31.6	—	24.4	—	56.0
Total investments and other assets	9,260.9	8,692.2	1,498.8	(17,528.7)	1,923.2
Total assets	$9,271.8	$9,229.3	$9,986.8	$(17,528.7)	$10,959.2
Liabilities and equity
Current liabilities
Current maturities of long-term debt	$—	$—	$7.6	$—	$7.6
Accounts payable	—	—	1,058.0	—	1,058.0
Affiliate payables	—	—	75.7	—	75.7
Commodity imbalances	—	—	273.2	—	273.2
Other current liabilities	76.7	—	79.2	—	155.9
Total current liabilities	76.7	—	1,493.7	—	1,570.4
Intercompany debt	—	4,770.6	4,833.3	(9,603.9)	—
Long-term debt, excluding current maturities	4,736.4	—	67.2	—	4,803.6
Deferred credits and other liabilities	—	—	121.7	—	121.7
Commitments and contingencies
Equity
Equity excluding noncontrolling interests in consolidated subsidiaries	4,458.7	4,458.7	3,466.1	(7,924.8)	4,458.7
Noncontrolling interests in consolidated subsidiaries	—	—	4.8	—	4.8
Total equity	4,458.7	4,458.7	3,470.9	(7,924.8)	4,463.5
Total liabilities and equity	$9,271.8	$9,229.3	$9,986.8	$(17,528.7)	$10,959.2

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2013
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Operating activities
Cash provided by operating activities	$417.0	$31.7	$379.0	$(444.3)	$383.4
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	—	—	(924.8)	—	(924.8)
Contributions to unconsolidated affiliates	—	—	(4.6)	—	(4.6)
Distributions received from unconsolidated affiliates	—	12.0	6.0	—	18.0
Proceeds from sale of assets	—	—	0.3	—	0.3
Cash provided by (used in) investing activities	—	12.0	(923.1)	—	(911.1)
Financing activities
Cash distributions:
General and limited partners	(444.3)	(444.3)	—	444.3	(444.3)
Noncontrolling interests	—	—	(0.3)	—	(0.3)
Borrowing of notes payable, net	429.0	—	—	—	429.0
Intercompany borrowings (advances), net	(417.9)	(130.3)	548.2	—	—
Repayment of long-term debt	—	—	(3.8)	—	(3.8)
Issuance of common units, net of issuance costs	15.9	—	—	—	15.9
Contribution from general partner	0.3	—	—	—	0.3
Cash provided by (used in) financing activities	(417.0)	(574.6)	544.1	444.3	(3.2)
Change in cash and cash equivalents	—	(530.9)	—	—	(530.9)
Cash and cash equivalents at beginning of period	—	537.1	—	—	537.1
Cash and cash equivalents at end of period	$—	$6.2	$—	$—	$6.2

	Six Months Ended June 30, 2012
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Operating activities
Cash provided by operating activities	$352.0	$36.3	$393.7	$(352.0)	$430.0
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	—	—	(636.2)	—	(636.2)
Contributions to unconsolidated affiliates	—	—	(7.2)	—	(7.2)
Distributions received from unconsolidated affiliates	—	14.7	—	—	14.7
Proceeds from sale of assets	—	—	1.5	—	1.5
Cash provided by (used in) investing activities	—	14.7	(641.9)	—	(627.2)
Financing activities
Cash distributions:
General and limited partners	(352.0)	(352.0)	—	352.0	(352.0)
Noncontrolling interests	—	—	(0.3)	—	(0.3)
Borrowing of notes payable, net	24.0	—	—	—	24.0
Intercompany borrowings (advances), net	(612.6)	358.1	254.5	—	—
Repayment of long-term debt	(350.0)	—	(6.0)	—	(356.0)
Issuance of common units, net of issuance costs	919.5	—	—	—	919.5
Contribution from general partner	19.1	—	—	—	19.1
Cash provided by (used in) financing activities	(352.0)	6.1	248.2	352.0	254.3
Change in cash and cash equivalents	—	57.1	—	—	57.1
Cash and cash equivalents at beginning of period	—	35.1	—	—	35.1
Cash and cash equivalents at end of period	$—	$92.2	$—	$—	$92.2

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to Consolidated Financial Statements in this Quarterly Report, as well as our Annual Report.

RECENT DEVELOPMENTS

Market Conditions - Natural gas and natural gas liquids supply continues to increase from drilling activities in crude oil and NGL-rich resource areas. While natural gas prices increased in the second quarter 2013, compared with the same period last year, these increased drilling activities have resulted in generally lower NGL prices as well as minimal price volatility and narrower location and seasonal price differentials for natural gas and NGLs in the markets we serve. The price differential between the typically higher valued NGL products and the value of natural gas, particularly the price differential between ethane and propane to natural gas, has influenced the volume of ethane natural gas processing plants make available to be gathered in our Natural Gas Liquids segment.  When economic conditions warrant, certain natural gas processors elect not to recover the ethane component of the natural gas stream, also known as ethane rejection, and instead leave the ethane component in the natural gas stream sold at the tailgate of natural gas processing plants.  Price differentials between ethane and natural gas resulted in ethane rejection at most of our natural gas processing plants and some of our customers’ natural gas processing plants connected to our system in the Mid-Continent and Rocky Mountain regions during the first half of 2013, which reduced natural gas liquids volumes transported and fractionated in our Natural Gas Liquids segment and our results of operations.

We expect ethane rejection to continue through 2015, although at volume levels significantly below those experienced during the first half of 2013. We expect ethane rejection will persist through 2014 at natural gas processing plants, including our own plants, connected to our NGL system in the Mid-Continent and Rocky Mountain regions; and plants located in the Rocky Mountain region, particularly the Williston Basin, will continue to reject ethane through much of 2015. Ethane rejection is expected to have a significant impact on our financial results over this period. However, our integrated NGL assets enable us to mitigate partially the impact of ethane rejection through minimum volume agreements and our ability to utilize the transportation capacity made available due to ethane rejection to capture additional NGL location price differentials in our optimization activities. In addition, new NGL supply commitments are expected to provide incremental volumes in 2014 and 2015 to further mitigate the impact of ethane rejection on our Natural Gas Liquids segment. See additional discussion in the “Financial Results and Operating Information” section in our Natural Gas Liquids segment.

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

Growth Projects - Crude-oil and natural gas producers continue to drill aggressively for crude oil and NGL-rich natural gas, and related development activities continue to progress in many regions where we have operations.  We expect continued development of the crude-oil and NGL-rich natural gas reserves in the Bakken Shale and Three Forks formations in the Williston Basin, the Niobrara Shale formation in the Powder River Basin and in the Cana-Woodford Shale, Woodford Shale, Granite Wash and Mississippian Lime areas in the Mid-Continent region.  In response to this increased production of crude oil, natural gas and NGLs, and higher demand for NGL products generally from the petrochemical industry, we are investing approximately $4.7 billion to $5.2 billion in new capital projects from 2010 through 2015 to meet the needs of natural gas producers and processors in these regions, as well as enhancing our natural gas liquids fractionation and distribution infrastructure in the Gulf Coast region.  The execution of these capital investments aligns with our focus to grow fee-based earnings.  Our acreage dedications and supply commitments from producers and natural gas processors in regions associated with our growth projects are expected to provide incremental and long-term fee-based earnings and cash flows.

See additional discussion of our other growth projects in the “Financial Results and Operating Information” section in our Natural Gas Gathering and Processing and Natural Gas Liquids segments.

Cash Distributions - In July 2013, our general partner declared a cash distribution of $0.72 per unit ($2.88 per unit on an annualized basis) for the second quarter of 2013, an increase of 0.5 cents from the previous quarter, which will be paid on August 15, 2013, to unitholders of record as of the close of business on August 5, 2013.

Transactions with Affiliates - We have transactions with our affiliate ONEOK Energy Services Company, a subsidiary of ONEOK. Our Natural Gas Gathering and Processing segment sells natural gas to ONEOK Energy Services Company, and our Natural Gas Pipelines segment provides transportation and storage services to ONEOK Energy Services Company. Additionally, our Natural Gas Gathering and Processing and Natural Gas Liquids segments purchase a portion of the natural gas used in their operations from ONEOK Energy Services Company. All of our Natural Gas Gathering and Processing segment’s commodity derivative financial contracts are with ONEOK Energy Services Company, and it enters into similar commodity derivative financial contracts with third parties at our direction and on our behalf. In June 2013, ONEOK announced an accelerated wind down of ONEOK Energy Services Company operations that is expected to be substantially completed by April 2014. We operate in liquid markets and expect to continue providing our customers midstream services, including marketing natural gas, NGLs and condensate as a service for third parties or other ONEOK affiliates. We expect to enter into future commodity derivative financial contracts with unaffiliated third parties or ONEOK affiliates after the wind down is completed.

On July 25, 2013, ONEOK announced that its Board of Directors unanimously authorized management to pursue a plan to separate its natural gas distribution business into a standalone publicly traded company, to be named ONE Gas, Inc.  Upon completion of the transaction, ONEOK and its subsidiaries would continue to be our sole general partner and own limited partners units, which together at June 30, 2013, represented a 43.3 percent interest in us.  We do not expect the proposed ONEOK separation to impact us.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

The following table sets forth certain selected consolidated financial results for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2013 vs. 2012		2013 vs. 2012
Financial Results	2013	2012	2013	2012	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Revenues	$2,768.2	$2,124.8	$5,285.6	$4,718.9	$643.4	30%	$566.7	12%
Cost of sales and fuel	2,356.2	1,723.3	4,503.0	3,896.3	632.9	37%	606.7	16%
Net margin	412.0	401.5	782.6	822.6	10.5	3%	(40.0)	(5%)
Operating costs	124.0	123.4	262.3	239.2	0.6	—%	23.1	10%
Depreciation and amortization	58.2	51.0	112.9	100.3	7.2	14%	12.6	13%
Gain on sale of assets	0.2	1.0	0.3	1.0	(0.8)	(80%)	(0.7)	(70%)
Operating income	$230.0	$228.1	$407.7	$484.1	$1.9	1%	$(76.4)	(16%)
Equity earnings from investments	$26.4	$29.2	$52.3	$63.8	$(2.8)	(10%)	$(11.5)	(18%)
Interest expense	$(57.5)	$(47.1)	$(113.4)	$(100.3)	$10.4	22%	$13.1	13%
Capital expenditures	$481.4	$355.4	$924.8	$636.2	$126.0	35%	$288.6	45%

Revenues increased for the three and six months ended June 30, 2013, compared with the same periods last year, due to higher natural gas and NGL volumes from our recently completed capital projects, offset partially by significantly narrower NGL price differentials between the Mid-Continent market center at Conway, Kansas, and the Gulf Coast market center at Mont Belvieu, Texas, lower net realized natural gas and NGL product prices, and the impact of ethane rejection in our Natural Gas Liquids segment.  The increase in natural gas and NGL supply resulting from the development of nonconventional resource areas in North America has caused narrower natural gas location and seasonal price differentials in the markets we serve and generally lower NGL prices and narrower NGL location price differentials during the first half of 2013, compared with the same period last year.

The differential between the composite price of NGL products and the price of natural gas, particularly the differential between ethane and natural gas, may influence the volume of NGLs recovered from natural gas processing plants.  Lower ethane prices have resulted in ethane rejection at most of our natural gas processing plants and some of our customers’ natural gas processing plants connected to our natural gas liquids system in the Mid-Continent and Rocky Mountain regions during both the first and second quarters of 2013.

Operating income for the second quarter 2013, compared with the same period last year, was relatively unchanged and reflects higher volumes in our Natural Gas Gathering and Processing and Natural Gas Liquids segments from our recently completed capital projects. The impact of higher volumes was offset by significantly narrower NGL location price differentials, lower net realized natural gas and NGL product prices, the impact of ethane rejection and increased depreciation and amortization from the growth of our operations. Operating costs reflect an increase in costs due to the growth of our operations, offset by lower incentive compensation costs and the timing of scheduled maintenance.
The decrease in operating income for the six-month period reflects lower net margin resulting from narrower NGL location price differentials, lower net realized natural gas and NGL product prices and the impact of ethane rejection, offset partially by higher volumes in the Natural Gas Gathering and Processing and Natural Gas Liquids segments from our recently completed capital projects. Operating costs and depreciation and amortization increased for the six months ended June 30, 2013, compared with the same period last year, due primarily to the growth of our operations related to our completed capital projects. Equity earnings from investments decreased due to the impact of ethane rejection on Overland Pass Pipeline Company and decreased transportation rates on Northern Border Pipeline.

Interest expense increased for the three and six months ended June 30, 2013, compared with the same periods last year, due primarily to interest costs from our $1.3 billion debt issuance in September 2012, offset partially by capitalized interest associated with investments in our growth projects.

Capital expenditures increased for the three and six months ended June 30, 2013, compared with the same period last year, due primarily to the growth projects in our Natural Gas Gathering and Processing and Natural Gas Liquids segments.

Additional information regarding our financial results and operating information is provided in the following discussion for each of our segments.

Natural Gas Gathering and Processing

Overview - Our Natural Gas Gathering and Processing segment provides nondiscretionary services to producers that include gathering and processing of natural gas produced from crude-oil and natural gas wells.  We gather and process natural gas in the Mid-Continent region, which includes the NGL-rich Cana-Woodford Shale, Woodford Shale, Granite Wash area and the Mississippian Lime formation of Oklahoma and Kansas and the Hugoton and Central Kansas Uplift Basins of Kansas.  We also gather and/or process natural gas in two producing basins in the Rocky Mountain region:  the Williston Basin, which spans portions of Montana and North Dakota and includes the oil-producing, NGL-rich Bakken Shale and Three Forks formations; and the Powder River Basin of Wyoming.  The natural gas we gather in the Powder River Basin of Wyoming is coal-bed methane, or dry natural gas that does not require processing or NGL extraction in order to be marketable; dry natural gas is gathered, compressed and delivered into a downstream pipeline or marketed for a fee.

In the Mid-Continent region and the Williston Basin, unprocessed natural gas is compressed and gathered through pipelines to processing facilities where volumes are aggregated, treated and processed to remove water vapor, solids and other contaminants, and to extract NGLs in order to provide marketable natural gas, commonly referred to as residue gas.  The residue gas, which consists primarily of methane, is compressed and delivered to natural gas pipelines for transportation to end users. When the NGLs are separated from the unprocessed natural gas at the processing plants, the NGLs are in the form of a mixed, unfractionated NGL stream.

Revenues for this segment are derived primarily from POP and fee-based contracts.  Under a POP contract, we retain a portion of sales proceeds from the commodity sales for our services.  With a fee-based contract, we charge a fee for our services. Keep-whole contracts, which represent less than 2 percent of our contracted volumes, allow us to retain the NGLs as our fee for service and return to the producer an equivalent quantity, on a Btu basis, of residue gas. Our POP and keep-whole contracts also typically include fee provisions.

We expect that our capital projects will continue to provide additional revenues from POP and fee-based contracts as they are completed. We expect our natural gas liquids and natural gas commodity price sensitivity within this segment to increase in the future as our capital projects are completed and volumes increase under POP contracts with our customers. We use commodity derivative instruments and physical-forward contracts to mitigate our sensitivity to fluctuations in the natural gas, crude oil and NGL prices received for our share of volumes.

Growth Projects - Our Natural Gas Gathering and Processing segment is investing approximately $2.1 billion to $2.2 billion from 2010 through 2015 in growth projects in the Williston Basin and Cana-Woodford Shale areas that we expect will enable us to meet the rapidly growing needs of crude oil and natural gas producers in those areas.

Williston Basin Processing Plants and related projects - Our projects in this basin include five 100 MMcf/d natural gas processing facilities:  the Garden Creek, Garden Creek II and Garden Creek III plants located in eastern McKenzie County, North Dakota, and the Stateline I and Stateline II plants located in western Williams County, North Dakota.  We have acreage dedications of approximately 3.1 million acres supporting these plants.  In addition, we are expanding and upgrading our existing natural gas gathering and compression infrastructure and also adding new well connections associated with these plants. The Garden Creek plant was placed in service in December 2011 and, together with the related infrastructure, cost approximately $360 million, excluding AFUDC. We expect construction costs, excluding AFUDC, for the Garden Creek II plant and related infrastructure will be $310 million to $345 million, and for the Garden Creek III plant and related infrastructure will be approximately $325 million to $360 million. The Garden Creek II and Garden Creek III plants are expected to be completed during the third quarter 2014 and the first quarter 2015, respectively. The Stateline I natural gas processing facility was placed into service in September 2012, and the Stateline II natural gas processing facility was placed into service in April 2013. Together with the related infrastructure, the Stateline I and Stateline II plants are expected to cost approximately $590 million to $610 million, excluding AFUDC.

We are investing $140 million to $160 million to construct a 270-mile natural gas gathering system and related infrastructure in Divide County, North Dakota.  The new system will gather and deliver natural gas from producers in the Williston Basin to our Stateline natural gas processing facilities in western Williams County, North Dakota. We have secured long-term acreage dedications from producers for this new system, which are structured with POP and fee-based contractual components. We placed a significant portion of the system in service during the second quarter 2013. The final portions of the system are expected to be completed during the second half of 2013.

Cana-Woodford Shale projects - We are investing approximately $340 million to $360 million to construct a new 200 MMcf/d natural gas processing facility, the Canadian Valley plant, and related infrastructure in the Cana-Woodford Shale in Canadian County, Oklahoma, in close proximity to our existing natural gas transportation and natural gas liquids gathering pipelines. The additional natural gas processing infrastructure is necessary to accommodate increased production of NGL-rich natural gas in the Cana-Woodford Shale where we have substantial acreage dedications from active producers.  The new Canadian Valley plant is expected to cost approximately $190 million, excluding AFUDC, and is expected to be completed in the first quarter 2014.  The related additional infrastructure is expected to cost approximately $160 million, excluding AFUDC, which we expect will increase our capacity to gather and process natural gas to approximately 390 MMcf/d in the Cana-Woodford Shale.

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

Selected Financial Results - The following table sets forth certain selected financial results for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2013 vs. 2012		2013 vs. 2012
Financial Results	2013	2012	2013	2012	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$264.5	$205.0	$524.9	$443.7	$59.5	29%	$81.2	18%
Residue gas sales	162.3	79.3	289.8	165.3	83.0	105%	124.5	75%
Gathering, compression, dehydration and processing fees and other revenue	55.5	42.5	105.1	84.6	13.0	31%	20.5	24%
Cost of sales and fuel	357.0	218.7	685.2	477.2	138.3	63%	208.0	44%
Net margin	125.3	108.1	234.6	216.4	17.2	16%	18.2	8%
Operating costs	45.0	41.2	96.7	81.4	3.8	9%	15.3	19%
Depreciation and amortization	25.1	21.3	49.0	41.8	3.8	18%	7.2	17%
Gain on sale of assets	0.3	1.1	0.3	1.1	(0.8)	(73%)	(0.8)	(73%)
Operating income	$55.5	$46.7	$89.2	$94.3	$8.8	19%	$(5.1)	(5%)
Equity earnings from investments	$5.2	$7.0	$11.6	$15.5	$(1.8)	(26%)	$(3.9)	(25%)
Capital expenditures	$206.0	$152.5	$370.0	$277.4	$53.5	35%	$92.6	33%

Net margin increased for the three months ended June 30, 2013, compared with the same period last year, primarily as a result of the following:

•
an increase of $22.3 million due primarily to volume growth in the Williston Basin from our new Stateline I and Stateline II natural gas processing plants and increased well connections resulting in higher natural gas volumes gathered, compressed, processed, transported and sold, and higher fees; and

•	an increase of $6.4 million due to a contract settlement; offset partially by

•	a decrease of $8.8 million due primarily to lower net realized NGL product prices;

•	a decrease of $1.6 million due to changes in contract mix and terms associated with our volume growth; and

•	a decrease of $1.1 million due to lower natural gas volumes gathered as a result of continued declines in coal-bed methane production in the Powder River Basin.

Net margin increased for the six months ended June 30, 2013, compared with the same period last year, primarily as a result of the following:

•
an increase of $44.9 million due primarily to volume growth in the Williston Basin from our new Stateline I and Stateline II natural gas processing plants and increased well connections resulting in higher natural gas volumes gathered, compressed, processed, transported and sold, and higher fees; and

•	an increase of $6.4 million due to a contract settlement; offset partially by

•	a decrease of $21.5 million due primarily to lower net realized NGL product prices;

•	a decrease of $6.5 million due to changes in contract mix and terms associated with our volume growth; and

•	a decrease of $2.3 million due to lower natural gas volumes gathered as a result of continued declines in coal-bed methane production in the Powder River Basin.

Operating costs increased for the three months ended June 30, 2013, compared with the same period last year, primarily as a result of the growth of our operations, which reflects the operations of our Stateline I and Stateline II natural gas processing plants and related infrastructure that were placed in service in September 2012 and April 2013, respectively, including the following:

•	an increase of $3.3 million in labor and employee benefit costs associated with the growth of our operations;

•	an increase of $1.2 million from higher materials and supplies, and outside services expenses; and

•	an increase of $1.0 million due to higher ad valorem taxes; offset partially by

•	a decrease of $2.0 million due to lower incentive compensation costs.

Operating costs increased for the six months ended June 30, 2013, compared with the same period last year, primarily as a result of the growth of our operations discussed above, including the following:

•	an increase of $6.2 million from higher materials and supplies, and outside services expenses;

•	an increase of $5.7 million due to higher labor and employee benefit costs; and

•	an increase of $2.2 million due to higher ad valorem taxes.

Depreciation and amortization expense increased for the three and six months ended June 30, 2013, compared with the same periods last year, due to the completion of our Stateline I and Stateline II natural gas processing plants, well connections and infrastructure projects supporting our volume growth in the Williston Basin.

Equity earnings decreased for the three and six months ended June 30, 2013, due primarily to lower earnings at Venice Energy Services Company, a natural gas processing facility in which we own 10 percent interest, resulting from lower NGL prices, and declines in volumes gathered by our equity investments in the Powder River Basin.

Capital expenditures increased for the three and six months ended June 30, 2013, compared with the same periods last year, due primarily to our growth projects discussed above. During the second quarter 2013, we connected approximately 350 new wells to our systems compared with approximately 250 in the same period last year. For the six months ended June 30, 2013, we connected approximately 600 wells to our systems, despite periods of challenging weather conditions in North Dakota, compared with approximately 450 in the same period last year.

Selected Operating Information - The following table sets forth selected operating information for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information (a)	2013	2012	2013	2012
Natural gas gathered (BBtu/d)	1,326	1,079	1,271	1,062
Natural gas processed (BBtu/d) (b)	1,055	823	1,022	796
NGL sales (MBbl/d)	75	57	73	55
Residue gas sales (BBtu/d)	467	385	451	371
Realized composite NGL net sales price ($/gallon) (c)	$0.85	$1.01	$0.85	$1.05
Realized condensate net sales price ($/Bbl) (c)	$83.86	$86.17	$86.06	$87.86
Realized residue gas net sales price ($/MMBtu) (c)	$3.57	$3.79	$3.55	$3.77
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.
(c) - Presented net of the impact of hedging activities on our equity volumes.

Volumes increased for the three and six months ended June 30, 2013, compared with the same periods last year, due to increased well connections in the Williston Basin and western Oklahoma, completion of additional gathering lines and compression to support our new Stateline I and Stateline II natural gas processing plants placed in service in September 2012 and April 2013, respectively, offset partially by continued declines in coal-bed methane production in the Powder River Basin in Wyoming.

The quantity and composition of NGLs and natural gas retained by our Natural Gas Gathering and Processing segment as payments under our various POP agreements continue to change as our new natural gas processing plants in the Williston Basin are placed in service. Our Garden Creek, Stateline I and Stateline II plants have the capability to recover ethane when economic conditions warrant but did not recover ethane during the second quarter. As a result, our 2013 equity NGL volumes are weighted more toward propane, iso-butane, normal butane and natural gasoline compared with the same period last year.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information (a) (d)	2013	2012	2013	2012
Commodity
NGL sales (Bbl/d) (b)	13,890	12,101	13,423	10,900
Residue gas sales (MMBtu/d) (c)	68,812	44,192	63,108	42,694
Condensate sales (Bbl/d) (b)	2,496	2,441	2,553	2,592
Percentage of total net margin	65%	69%	64%	69%
Fee-based
Wellhead volumes (MMBtu/d)	1,326,008	1,078,840	1,270,706	1,061,741
Average rate ($/MMBtu)	$0.34	$0.35	$0.35	$0.36
Percentage of total net margin	35%	31%	36%	31%
(a) - Includes volumes for consolidated entities only.
(b) - Represents equity volumes.
(c) - Represents equity volumes net of fuel.
(d) - Keep-whole quantities represent less than two percent of our contracts by volume. The quantities of natural gas for fuel and shrink associated with our keep-whole contracts have been deducted from residue gas sales, and the NGLs and condensate retained from our keep-whole contracts are included in NGL sales and condensate sales. Prior periods have been recast to conform to current presentation.

Commodity-Price Risk - The following tables set forth our Natural Gas Gathering and Processing segment’s hedging information for our equity volumes for the periods indicated:

	Six Months Ending December 31, 2013
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (Bbl/d)	9,028	$1.11	/ gallon	66%
Condensate (Bbl/d)	2,015	$2.42	/ gallon	82%
Total (Bbl/d)	11,043	$1.35	/ gallon	69%
Natural gas (MMBtu/d)	67,310	$3.83	/ MMBtu	81%

	Year Ending December 31, 2014
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (Bbl/d)	347	$2.23	/ gallon	2%
Condensate (Bbl/d)	1,661	$2.23	/ gallon	53%
Total (Bbl/d)	2,008	$2.23	/ gallon	10%
Natural gas (MMBtu/d)	69,274	$4.11	/ MMBtu	86%

	Year Ending December 31, 2015
	Volumes Hedged	Average Price		Percentage Hedged
Natural gas (MMBtu/d)	48,877	$4.19	/ MMBtu	44%
We expect our natural gas liquids and natural gas commodity-price sensitivity within this segment to increase in the future as our capital projects are completed and volumes increase under POP contracts with our customers.  Our Natural Gas Gathering and Processing segment’s commodity-price sensitivity is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at June 30, 2013, excluding the effects of hedging and assuming normal operating conditions.  Our condensate sales are based on the price of crude oil.  We estimate the following:

•	a $0.01 per-gallon change in the composite price of NGLs would change annual net margin by approximately $2.2 million;

•	a $1.00 per-barrel change in the price of crude oil would change annual net margin by approximately $1.2 million; and

•	a $0.10 per-MMBtu change in the price of natural gas would change annual net margin by approximately $2.9 million.

These estimates do not include any effects on demand for our services or processing plant operations that might be caused by, or arise in conjunction with, price changes.  For example, a change in the gross processing spread may cause a change in the amount of ethane extracted from the natural gas stream, impacting gathering and processing margins for certain contracts.

See Note C of the Notes to Consolidated Financial Statements in this Quarterly Report for more information on our hedging activities.

Equity Investments - Low natural gas prices and the relatively higher crude oil and NGL prices, compared with natural gas on a heating-value basis, have caused producers primarily to focus development efforts on crude oil and NGL-rich supply basins rather than areas with dry natural gas production, such as the Powder River Basin.  The reduced development activities and natural production declines in the Powder River Basin have resulted in lower natural gas volumes available to be gathered.  While the reserve potential in the Powder River Basin still exists, future drilling and development will be affected by commodity prices and producers’ alternative prospects.

Due to recent changes in producer activity and declines in volumes gathered in the Powder River Basin on the Bighorn Gas Gathering system, in which we own a 49 percent equity interest, we tested our investment for impairment at March 31, 2013. The estimated fair value exceeded the carrying value; however, a decline of 10 percent or more in the fair value of our investment in Bighorn Gas Gathering would result in a noncash impairment charge. We were not able to reasonably estimate a range of potential future impairment charges, as many of the assumptions that would be used in our estimate of fair value are dependent upon events beyond our control. There were no impairment indicators identified in the second quarter 2013. The carrying amount of our investment at June 30, 2013, was $89.5 million, which includes $53.4 million in equity method goodwill.

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

Our intrastate natural gas pipeline assets in Oklahoma have access to the major natural gas producing areas, including the Cana-Woodford Shale, Woodford Shale, Granite Wash and Mississippian Lime, and transport natural gas throughout the state.  We also have access to the major natural gas producing areas, including the Mississippian Lime formation, in south central Kansas.  In Texas, our intrastate natural gas pipelines are connected to the major natural gas producing areas in the Texas Panhandle, including the Granite Wash area and Delaware and Cline producing areas in the Permian Basin, and transport natural gas throughout the western portion of the state, including the Waha Hub where other pipelines may be accessed for transportation to western markets, the Houston Ship Channel market to the east and the Mid-Continent market to the north.

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

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2013 vs. 2012		2013 vs. 2012
Financial Results	2013	2012	2013	2012	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$54.8	$52.1	$115.5	$108.9	$2.7	5%	$6.6	6%
Storage revenues	17.6	17.8	35.0	33.4	(0.2)	(1%)	1.6	5%
Gas sales and other revenues	2.6	4.2	10.6	8.4	(1.6)	(38%)	2.2	26%
Cost of sales	7.3	4.1	19.3	10.1	3.2	78%	9.2	91%
Net margin	67.7	70.0	141.8	140.6	(2.3)	(3%)	1.2	1%
Operating costs	25.0	25.9	52.1	52.0	(0.9)	(3%)	0.1	—%
Depreciation and amortization	10.8	11.5	21.9	22.9	(0.7)	(6%)	(1.0)	(4%)
Loss on sale of assets	—	—	—	(0.1)	—	—%	0.1	(100%)
Operating income	$31.9	$32.6	$67.8	$65.6	$(0.7)	(2%)	$2.2	3%
Equity earnings from investments	$15.3	$16.3	$31.7	$36.7	$(1.0)	(6%)	$(5.0)	(14%)
Capital expenditures	$6.0	$6.3	$11.3	$9.5	$(0.3)	(5%)	$1.8	19%

Net margin for the three months ended June 30, 2013, compared with the same period last year, reflects a decrease of $1.3 million from lower natural gas storage margins primarily as a result of lower contracted capacity, offset by an increase of $1.3 million in transportation margins due primarily to higher rates on Guardian Pipeline.

Net margin increased for the six months ended June 30, 2013, compared with the same period last year, primarily as a result of an increase of $4.3 million in transportation margins due primarily to higher rates on Guardian Pipeline and higher contracted capacity with natural gas producers on our intrastate pipelines.

Equity earnings from our investments decreased for the three and six months ended June 30, 2013, compared with the same periods last year, due to reduced transportation rates resulting from a Northern Border Pipeline rate settlement, effective January 1, 2013. The new long-term transportation rates are approximately 11 percent lower than previous rates, which reduced our equity earnings and are expected to reduce equity earnings and cash distributions from Northern Border Pipeline in the future. Substantially, all of Northern Border Pipeline’s long-haul transportation capacity has been contracted through March 2015.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information (a)	2013	2012	2013	2012
Natural gas transportation capacity contracted (MDth/d)	5,362	5,236	5,515	5,394
Transportation capacity subscribed	88%	87%	90%	89%
Average natural gas price
Mid-Continent region ($/MMBtu)	$3.85	$2.17	$3.63	$2.27
(a) - Includes volumes for consolidated entities only.

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

In November 2012, the FERC initiated a review of Viking Gas Transmission’s rates pursuant to Section 5 of the Natural Gas Act. In July 2013, the FERC suspended the procedural schedule in the proceeding while the parties prepare settlement documents, with the expectation that an uncontested settlement will be filed on or before September 1, 2013. This matter could result in a future reduction of rates, but we do not expect the ultimate outcome to impact materially our results of operations.

Natural Gas Liquids

Overview - Our Natural Gas Liquids segment owns and operates facilities that gather, fractionate, treat and distribute NGLs and store NGL products primarily in Oklahoma, Kansas, Texas and the Rocky Mountain region where we provide nondiscretionary services to producers of NGLs.  We own or have an ownership interest in FERC-regulated natural gas liquids gathering and distribution pipelines in Oklahoma, Kansas, Texas, Wyoming, Montana, North Dakota and Colorado, and terminal and storage facilities in Missouri, Nebraska, Iowa and Illinois.  We also own FERC-regulated natural gas liquids distribution and refined petroleum products pipelines in Kansas, Missouri, Nebraska, Iowa, Illinois and Indiana that connect our Mid-Continent assets with Midwest markets, including Chicago, Illinois.  The majority of the pipeline-connected natural gas processing plants in Oklahoma, Kansas and the Texas Panhandle, which extract unfractionated NGLs from unprocessed natural gas, are connected to our gathering systems.  We own and operate truck and rail-loading and unloading facilities that interconnect with our fractionation and pipeline assets.  In March 2013, we began transporting unfractionated NGLs from the Williston Basin on our Bakken NGL Pipeline. These unfractionated NGLs previously were transported by rail to our Mid-Continent natural gas liquids fractionation facilities. We will continue to use these rail terminal facilities in our NGL marketing activities.

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

Revenues for our Natural Gas Liquids segment are derived primarily from nondiscretionary fee-based services that we provide to our customers and from the physical optimization of our assets.  Our fee-based services have increased due primarily to new supply connections, expansion of existing connections and our previously completed capital projects, including our Cana-Woodford Shale and Granite Wash projects, and expansion of our NGL fractionation capacity and Arbuckle Pipeline.  Our sources of revenue are categorized as exchange services, optimization and marketing, pipeline transportation, isomerization and storage, which are defined as follows:

•
Our exchange-services activities utilize our assets to gather, fractionate and treat unfractionated NGLs for a fee, thereby converting them into marketable NGL products that are stored and shipped to a market center or customer-designated location. Many of these exchange volumes are under contracts with minimum volume commitments.

•
Our optimization and marketing activities utilize our assets, contract portfolio and market knowledge to capture location, product and seasonal price differentials.  We transport NGL products between Conway, Kansas, and Mont Belvieu, Texas, in order to capture the location price differentials between the two market centers.  Our natural gas liquids storage facilities are also utilized to capture seasonal price variances. A growing portion of our marketing activities serves truck and rail markets.

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

Growth Projects - Our growth strategy in the Natural Gas Liquids segment is focused around the crude oil and NGL-rich natural gas drilling activity in shale and other unconventional resource areas from the Rocky Mountain region through the Mid-Continent region into Texas.  Increasing crude oil, natural gas and NGL production resulting from this activity and higher petrochemical industry demand for NGL products have required additional capital investments to expand our infrastructure to bring these commodities from supply basins to market.  Expansion of the petrochemical industry in the United States is expected to increase, affecting ethane demand significantly in the next three to five years, and international demand for propane is increasing demand for NGLs and is expected to continue in the future.  Our Natural Gas Liquids segment is investing approximately $2.6 billion to $3.0 billion in NGL-related projects from 2010 through 2015.  These investments will accommodate the transportation and fractionation of growing NGL supply from shale and other resource development areas across our asset base and alleviate infrastructure constraints between the Mid-Continent and Gulf Coast market centers to meet increasing petrochemical industry and NGL export demand in the Gulf Coast.  Over time, these growing fee-based NGL volumes are expected to fill much of our natural gas liquids pipeline capacity used historically to capture the NGL price differentials between the two market centers.  During the second half 2012 and through the second quarter 2013, NGL price differentials narrowed significantly between the Mid-Continent and Gulf Coast market centers. We expect these narrower NGL price differentials to continue as new fractionators and pipelines, including our growth projects discussed below, continue to alleviate constraints between the Conway, Kansas, and Mont Belvieu, Texas, natural gas liquids market centers.

Sterling III Pipeline - We are constructing a 540-plus-mile natural gas liquids pipeline, the Sterling III Pipeline, which will have the flexibility to transport either unfractionated NGLs or NGL products from the Mid-Continent to the Gulf Coast.  The Sterling III Pipeline will traverse the NGL-rich Woodford Shale that is currently under development, as well as provide transportation capacity for the growing NGL production from the Cana-Woodford Shale and Granite Wash areas, where the pipeline can gather unfractionated NGLs from the new natural gas processing plants that are being built as a result of increased drilling activity in these areas.  The Sterling III Pipeline will have an initial capacity to transport up to 193 MBbl/d of NGL production from our natural gas liquids infrastructure at Medford, Oklahoma, to our storage and fractionation facilities in Mont Belvieu, Texas.  We have multi-year supply commitments from producers and natural gas processors for approximately 75 percent of the pipeline’s capacity.  Installation of additional pump stations could expand the capacity of the pipeline to 250 MBbl/d. The pipeline is expected to be completed late this year.

The project also includes reconfiguration of our existing Sterling I and Sterling II pipelines, which currently distribute NGL products between the Mid-Continent and Gulf Coast natural gas liquids market centers, to transport either unfractionated NGLs or NGL products. The project costs for the new pipeline and reconfiguration projects are estimated to be $610 million to $810 million, excluding AFUDC.

MB-2 Fractionator - We are constructing a new 75 MBbl/d fractionator, MB-2, near our storage facility in Mont Belvieu, Texas.  Construction began in June 2011 and is expected to be completed in the third quarter 2013.  The cost of the new fractionator is estimated to be $360 million to $390 million, excluding AFUDC.  We have multi-year supply commitments from producers and natural gas processors for all of the fractionator’s capacity.

MB-3 Fractionator - We also announced plans to construct a 75 MBbl/d fractionator, MB-3, near our storage facility in Mont Belvieu, Texas.  In addition, we plan to expand and upgrade our existing natural gas liquids gathering and pipeline infrastructure, including new connections to natural gas processing facilities and increasing the capacity of the Arbuckle and Sterling II natural gas liquids pipelines.  The MB-3 fractionator and related infrastructure are expected to cost approximately $525 million to $575 million, excluding AFUDC.  The MB-3 fractionator is expected to be completed in the fourth quarter 2014.  We have multi-year supply commitments from producers and natural gas processors for approximately 80 percent of the fractionator’s capacity.

Ethane Header Pipeline - In April 2013, we placed in service a 12-inch diameter ethane header pipeline that creates a new point of interconnection between our Mont Belvieu, Texas, NGL fractionation and storage assets and several petrochemical customers. The new pipeline has the capacity to transport 400 MBbl/d from our 80 percent-owned, 160-MBbl/d MB-1 fractionator and our wholly owned 75-MBbl/d MB-2 and MB-3 fractionators and our ethane/propane splitter that are currently under construction. The project cost approximately $23 million, excluding AFUDC.

Ethane/Propane Splitter - Additionally, we announced plans to construct a new 40-MBbl/d ethane/propane splitter at our Mont Belvieu storage facility to split ethane/propane mix into purity ethane in order to meet the needs of petrochemical customers, which we expect will grow over the long term.  The facility will be capable of producing 32 MBbl/d of purity ethane and 8 MBbl/d of propane, and is expected to be completed during the first quarter 2014.  The ethane/propane splitter is expected to cost approximately $45 million, excluding AFUDC.

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

We are investing an additional $100 million to install additional pump stations on the Bakken NGL Pipeline to increase its capacity to 135 MBbl/d from the current capacity of 60 MBbl/d. Project costs for the new pipeline, including the expansion, are estimated to be $590 million to $620 million, excluding AFUDC. The expansion is expected to be completed in the third quarter 2014.

The unfractionated NGLs from the Bakken NGL Pipeline and other supply sources under development in the Rocky Mountain region required installing additional pump stations and expanding existing pump stations on the Overland Pass Pipeline in which we own a 50 percent equity interest.  These additions and expansions were completed in the second quarter 2013 and increased the capacity of the Overland Pass Pipeline to 255 MBbl/d.  Our anticipated share of the costs for this project is estimated to be $35 million to $40 million, excluding AFUDC.

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

Cana-Woodford Shale and Granite Wash projects - We constructed approximately 230 miles of natural gas liquids pipelines that expanded our existing Mid-Continent natural gas liquids gathering system in the Cana-Woodford Shale and Granite Wash areas.  These pipelines expanded our capacity to transport unfractionated NGLs from these Mid-Continent supply areas to fractionation facilities in Oklahoma and Texas, and distribute NGL products to the Mid-Continent, Gulf Coast and upper Midwest market centers.  The pipelines are connected to three new third-party natural gas processing facilities and to three existing third-party natural gas processing facilities that were expanded.  Additionally, we installed additional pump stations on our Arbuckle Pipeline to increase its capacity to 240 MBbl/d.  These projects have added, through multi-year supply contracts, approximately 75 to 80 MBbl/d of unfractionated NGLs, to our existing natural gas liquids gathering systems.  These projects were placed in service in April 2012 and cost approximately $220 million, excluding AFUDC.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in “Liquidity and Capital Resources.”

Selected Financial Results and Operating Information - The following table sets forth certain selected financial results and operating information for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2013 vs. 2012		2013 vs. 2012
Financial Results	2013	2012	2013	2012	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$2,267.7	$1,739.9	$4,317.7	$3,949.8	$527.8	30%	$367.9	9%
Exchange service and storage revenues	209.0	163.1	401.3	318.5	45.9	28%	82.8	26%
Transportation revenues	14.4	13.3	36.8	30.9	1.1	8%	5.9	19%
Cost of sales and fuel	2,271.9	1,690.9	4,350.0	3,830.1	581.0	34%	519.9	14%
Net margin	219.2	225.4	405.8	469.1	(6.2)	(3%)	(63.3)	(13%)
Operating costs	54.2	57.9	114.1	109.8	(3.7)	(6%)	4.3	4%
Depreciation and amortization	22.3	18.3	42.0	35.6	4.0	22%	6.4	18%
Loss on sale of assets	—	(0.1)	—	(0.1)	0.1	(100%)	0.1	(100%)
Operating income	$142.7	$149.1	$249.7	$323.6	$(6.4)	(4%)	$(73.9)	(23%)
Equity earnings from investments	$5.9	$5.9	$9.0	$11.6	$—	—%	$(2.6)	(22%)
Capital expenditures	$269.3	$196.5	$543.5	$349.2	$72.8	37%	$194.3	56%

NGL price differentials were significantly narrower between the Mid-Continent market center at Conway, Kansas, and the Gulf Coast market center at Mont Belvieu, Texas, for the three and six months ended June 30, 2013, compared with the same periods last year, due primarily to strong NGL production growth from the development of NGL-rich areas and higher NGL storage levels at Mont Belvieu. As a result of ethane rejection in the Rocky Mountain and Mid-Continent regions, there was increased capacity available on pipelines that connect the Mid-Continent and Gulf Coast market centers, a portion of which we were able to utilize for optimization activities.

Net margin decreased for the three months ended June 30, 2013, compared with the same period last year, primarily as a result of the following:

•
a decrease of $41.4 million in optimization and marketing margins, which resulted from a $54.2 million decrease due primarily to significantly narrower NGL location price differentials and reduced transportation capacity available for optimization activities, as an increasing portion of our transportation capacity between the Conway, Kansas, and Mont Belvieu, Texas, NGL market centers was utilized for exchange-services activities to produce fee-based earnings. This decrease was offset partially by a $12.8 million increase in our marketing activities. In the second quarter 2012, our marketing activities experienced lower NGL product sales and higher inventories as a result of scheduled maintenance of our Mont Belvieu fractionation facility;

•	a decrease of $11.3 million resulting from the impact of ethane rejection, which resulted in lower NGL volumes; and

•	a decrease of $7.3 million related to lower isomerization volumes, resulting from narrower price differentials between normal butane and iso-butane; offset partially by

•
an increase of $46.3 million in exchange-services margins, which resulted from higher NGL volumes gathered, contract renegotiations for higher fees for our NGL exchange-services activities and higher revenues from customers with minimum volume obligations; and

•
an increase of $7.1 million due to the impact of operational measurement gains of approximately $5.2 million in the second quarter 2013 compared with losses of approximately $1.9 million in the same period last year.

Net margin decreased for the six months ended June 30, 2013, compared with the same period last year, primarily as a result of the following:

•
a decrease of $131.5 million in optimization and marketing margins, which resulted from a $147.0 million decrease due primarily to significantly narrower NGL location price differentials and reduced transportation capacity available for optimization activities, as an increasing portion of our transportation capacity between the Conway, Kansas, and Mont Belvieu, Texas, NGL market centers was utilized for exchange-services activities to produce fee-based earnings. This decrease was offset partially by a $15.4 million increase in our marketing activities. In the second quarter 2012, we experienced lower NGL product sales and higher inventories as a result of scheduled maintenance of our Mont Belvieu fractionation facility;

•	a decrease of $24.0 million resulting from the impact of ethane rejection, which resulted in lower NGL volumes; and

•	a decrease of $8.9 million related to lower isomerization volumes, resulting from narrower price differentials between normal butane and iso-butane; offset partially by

•
an increase of $89.6 million in exchange-services margins, which resulted from higher NGL volumes gathered, contract renegotiations for higher fees for our NGL exchange-services activities and higher revenues from customers with minimum volume obligations; and

•
an increase of $9.9 million due to the impact of operational measurement gains of approximately $8.7 million in the first half of 2013 compared with losses of approximately $1.2 million in the same period last year.

Operating costs decreased for the three months ended June 30, 2013, compared with the same period last year, as a result of the following:

•	a decrease of $3.6 million due primarily to the timing of scheduled maintenance;

•	a decrease due to $3.2 million in lower incentive compensation costs; offset partially by

•	an increase of $2.4 million in labor and employee benefit costs due to the growth of our operations related to our completed capital projects.

Operating costs increased for the six months ended June 30, 2013, compared with the same period last year, primarily as a result of the following:

•	an increase of $3.9 million due to higher labor and employee benefit costs due to the growth of our operations related to our completed capital projects; and

•	an increase of $1.0 million from higher outside services expenses associated primarily with scheduled maintenance and the growth of our operations related to our completed capital projects.

Depreciation and amortization expense increased for the three and six months ended June 30, 2013, compared with the same periods last year, due primarily to the higher depreciation associated with our completed capital projects.

Equity earnings were unchanged for the three months and decreased for the six months ended June 30, 2013, compared with the same periods last year. Lower earnings from Overland Pass Pipeline Company, in which we own a 50 percent interest, resulted from lower volumes due to ethane rejection. This decrease was offset partially by lower operational measurement losses and higher volumes delivered to Overland Pass Pipeline from our Bakken NGL Pipeline, which was placed in service in April 2013. Ethane rejection reduced equity earnings by $3.3 million and $7.9 million for the three-and six-month periods ended June 30, 2013, respectively, compared with the same periods last year.

Capital expenditures increased for the three and six months ended June 30, 2013, compared with the same periods last year, due primarily to expenditures related to our growth projects discussed above.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information	2013	2012	2013	2012
NGL sales (MBbl/d)	677	506	628	508
NGLs fractionated (MBbl/d) (a)	537	529	525	557
NGLs transported-gathering lines (MBbl/d) (b)	554	523	526	511
NGLs transported-distribution lines (MBbl/d) (b)	432	478	413	481
Conway-to-Mont Belvieu OPIS average price differential - ethane in ethane/propane mix ($/gallon)	$0.06	$0.23	$0.04	$0.24
(a) - Includes volumes at company-owned and third-party facilities.
(b) - Includes volumes for consolidated entities only.

NGLs fractionated increased in the three months ended June 30, 2013, compared with the same period last year, due to the higher volumes from the Williston Basin made available by our completed Bakken NGL Pipeline and the impact of scheduled maintenance at our Mont Belvieu fractionation facility in the second quarter 2012. These increases were offset partially by lower volumes as a result of ethane rejection in the second quarter 2013. NGLs fractionated decreased for the six months ended June 30, 2013, compared with the same period last year, due primarily to decreased volumes as a result of ethane rejection during the first half of 2013, offset partially by higher volumes from the Williston Basin made available by our completed Bakken NGL Pipeline.

NGLs transported on gathering lines increased for the three and six months ended June 30, 2013, compared with the same periods last year, due primarily to increased volumes of NGLs gathered as a result of the capacity increase in the Mid-Continent and Texas made available through our Cana-Woodford Shale and Granite Wash projects that were placed in service in April 2012, increased volumes from the Williston Basin made available by our completed Bakken NGL Pipeline and the impact of scheduled maintenance at our Mont Belvieu fractionation facility in the second quarter 2012, offset partially by decreases in NGL volumes gathered as a result of ethane rejection.

NGLs transported on distribution lines decreased for the three and six months ended June 30, 2013, compared with the same periods last year, due primarily to decreased volumes as a result of ethane rejection.

CONTINGENCIES

Legal Proceedings - We are a party to various litigation matters and claims that have arisen in the normal course of our operations. While the results of litigation and claims cannot be predicted with certainty, we believe the reasonably possible losses from such matters, individually and in the aggregate, are not material. Additionally, we believe the probable final outcome of such matters will not have a material adverse effect on our consolidated results of operations, financial position or cash flows. Additional information about legal proceedings is included under Part I, Item 3, Legal Proceedings, in our Annual Report.

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

In the first six months of 2013, we utilized cash from operations, our commercial paper program and proceeds from equity sales under our “at-the-market” equity program to fund our short-term liquidity needs and our capital projects. See discussion under “Long-term Financing” for more information.

Our ability to continue to access capital markets for debt and equity financing under reasonable terms depends on our financial condition, credit ratings and market conditions.  We expect to fund our future capital expenditures with short- and long-term debt, the issuance of equity and operating cash flows.

Capital Structure - The following table sets forth our capitalization structure at the dates indicated:

	June 30,	December 31,
	2013	2012
Long-term debt	52%	52%
Equity	48%	48%
Debt (including notes payable)	54%	52%
Equity	46%	48%

Short-term Liquidity - Our principal sources of short-term liquidity consist of cash generated from operating activities and our commercial paper program.

The total amount of short-term borrowings authorized by our general partner’s Board of Directors is $2.5 billion.  At June 30, 2013, we had $429.0 million in commercial paper outstanding, no letters of credit issued and no borrowings outstanding under our Partnership Credit Agreement.  At June 30, 2013, we had approximately $6.2 million of cash and $771.0 million of credit available under the Partnership Credit Agreement.  At June 30, 2013, we could have issued $2.0 billion of short- and long-term debt to meet our liquidity needs under the most restrictive provisions contained in our various borrowing agreements.  Based on the forward LIBOR curve, we expect interest rates to increase in 2013, compared with interest rates on amounts outstanding during 2012.

Our Partnership Credit Agreement contains certain financial, operational and legal covenants.  Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our Partnership Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1.  If we consummate one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter of the acquisition and the two following quarters. Upon breach of certain covenants by us in our Partnership Credit Agreement, amounts outstanding under our Partnership Credit Agreement, if any, may become due and payable immediately.  At June 30, 2013, our ratio of indebtedness to adjusted EBITDA was 3.6 to 1, and we were in compliance with all covenants under our Partnership Credit Agreement.

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

During the three months ended March 31, 2013, we sold common units through this program that resulted in net proceeds, including ONEOK’s contribution to maintain its 2 percent general partner interest, of approximately $16.3 million. We used the proceeds for general partnership purposes. As a result of these transactions, ONEOK’s aggregate ownership interest in us decreased to 43.3 percent at June 30, 2013, from 43.4 percent at December 31, 2012. We did not sell any common units in the second quarter 2013.

In March 2012, we completed an underwritten public offering of 8.0 million common units at a public offering price of $59.27 per common unit, generating net proceeds of approximately $460 million.  We also sold 8.0 million common units to ONEOK in a private placement, generating net proceeds of approximately $460 million.  In conjunction with the issuances, ONEOK contributed approximately $19 million in order to maintain its 2 percent general partner interest in us. We used a portion of the proceeds from our March 2012 equity issuance to repay our $350 million, 5.9 percent senior notes due April 2012.

Interest-rate Swaps - We have entered into forward-starting interest-rate swaps to hedge the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. At June 30, 2013, and December 31, 2012, we had forward-starting interest-rate swaps with notional amounts totaling $400 million, which have settlement dates of more than 12 months.

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

Capital expenditures were $924.8 million and $636.2 million for the six months ended June 30, 2013 and 2012, respectively.

The following table summarizes our 2013 projected growth and maintenance capital expenditures, excluding AFUDC:

	Growth	Maintenance	Total
	(Millions of dollars)
Natural Gas Gathering and Processing	$940	$25	$965
Natural Gas Pipelines	20	30	50
Natural Gas Liquids	1,280	60	1,340
Other	—	5	5
Total projected capital expenditures	$2,240	$120	$2,360

Credit Ratings - Our long-term debt credit ratings are shown in the table below:

Rating Agency	Rating	Outlook
Moody’s	Baa2	Stable
S&P	BBB	Negative

Our commercial paper program is rated Prime-2 by Moody’s and A2 by S&P.  Our credit ratings, which are currently investment grade, may be affected by a material change in our financial ratios or a material event affecting our business.  The most common criteria for assessment of our credit ratings are the debt-to-EBITDA ratio, interest coverage, business risk profile and liquidity.  On July 25, 2013, S&P affirmed our current rating and revised its outlook to negative due to its expectation that weak commodity prices, particularly NGL prices, could weigh on our credit profile in 2014. If our credit ratings were downgraded, our cost to borrow funds under our commercial paper program or Partnership Credit Agreement would increase, and a potential loss of access to the commercial paper market could occur.  In the event that we are unable to borrow funds under our commercial paper program and there has not been a material adverse change in our business, we would continue to have access to our Partnership Credit Agreement.  An adverse rating change alone is not a default under our Partnership Credit Agreement. See additional discussion about our credit ratings under “Long-term Financing.”

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

The following table sets forth cash distributions paid, including our general partner’s incentive distribution interests, during the periods indicated:

	Six Months Ended
	June 30,
	2013	2012
	(Millions of dollars)
Common unitholders	$209.4	$173.0
Class B unitholders	104.0	90.9
General partner	130.9	88.1
Noncontrolling interests	0.3	0.3
Total cash distributions paid	$444.6	$352.3

In the six months ended June 30, 2013 and 2012, cash distributions paid to our general partner included incentive distributions of $122.0 million and $81.1 million, respectively.

In July 2013, our general partner declared a cash distribution of $0.72 per unit ($2.88 per unit on an annualized basis) for the second quarter of 2013, which will be paid on August 15, 2013, to unitholders of record as of August 5, 2013.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

			Variances
	Six Months Ended		2013 vs. 2012
	June 30,		Increase (Decrease)
	2013	2012
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$383.4	$430.0	$(46.6)
Investing activities	(911.1)	(627.2)	(283.9)
Financing activities	(3.2)	254.3	(257.5)
Change in cash and cash equivalents	(530.9)	57.1	(588.0)
Cash and cash equivalents at beginning of period	537.1	35.1	502.0
Cash and cash equivalents at end of period	$6.2	$92.2	$(86.0)

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

Cash flows from operating activities, before changes in operating assets and liabilities, were $459.2 million for the six months ended June 30, 2013, compared with $551.5 million for the same period in 2012.  The decrease was due primarily to a decrease in net margin and an increase in operating expenses as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities decreased operating cash flows $75.8 million for the six months ended June 30, 2013, compared with a decrease of $121.5 million for the same period in 2012.  This change is due primarily to the change in accounts receivable and accounts payable resulting from the timing of receipt of cash from customers and payments to vendors and suppliers, which vary from period to period. This change is also due to the change in NGL volumes in storage and commodity imbalances.

Investing Cash Flows - Cash used in investing activities increased for the six months ended June 30, 2013, compared with the same period in 2012, due primarily to increased capital expenditures on our growth projects in our Natural Gas Gathering and Processing and Natural Gas Liquids segments.

Financing Cash Flows - Cash was used in financing activities during the six months ended June 30, 2013, compared with cash provided by financing activities for the same period in 2012.  In 2012, we issued common units and used a portion of the proceeds to pay off long-term debt. In 2013, we increased borrowings under our commercial paper program and issued common units under our “at-the-market” equity program to fund growth projects. We also increased distributions to our unitholders.

REGULATORY

Financial Markets Legislation - The Dodd-Frank Act represents a far-reaching overhaul of the framework for regulation of United States financial markets. The CFTC has issued final regulations for most of the provisions of the Dodd-Frank Act, and we have implemented measures to comply with the regulations that are applicable to our businesses. We expect to be able to continue to participate in financial markets for hedging certain risks inherent in our business, including commodity-price and interest-rate risks; however, the capital requirements and costs of hedging may increase as a result of the regulations. We will also incur additional costs associated with our compliance with the new regulations and additional record keeping, reporting and disclosure obligations; however, we do not believe the costs will be material. These requirements could affect adversely market liquidity and pricing of derivative contracts, making it more difficult to execute our risk-management strategies in the future. Also, the anticipated increased costs of compliance by dealers and counterparties likely will be passed on to customers, which could decrease the benefits of hedging to us and could reduce our profitability and liquidity.

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

On June 25, 2013, the Executive Office of the President of the United States issued the President’s Climate Action Plan, which includes, among other things, plans for further regulatory actions to reduce carbon emissions from various sources. The impact of any such regulatory actions on our facilities and operations is unknown. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a significant impact on our business, financial position, results of operations and cash flows.

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

Our 2012 total reported emissions were approximately 64.9 million metric tons of carbon dioxide equivalents. This total includes direct emissions from the combustion of fuel in our equipment, such as compressor engines and heaters, as well as carbon dioxide equivalents from natural gas and NGL products delivered to customers and produced, as if all such fuel and NGL products were combusted. The additional cost to gather and report this emission data did not have, and we do not expect it to have, a material impact on our results of operations, financial position or cash flows.  In addition, Congress has considered, and may consider in the future, legislation to reduce greenhouse gas emissions, including carbon dioxide and methane. Likewise, the EPA may institute additional regulatory rulemaking associated with greenhouse gas emissions. At this time, no rule or legislation has been enacted that assesses any costs, fees or expenses on any of these emissions.

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

The EPA’s rule on air-quality standards, titled RICE NESHAP, initially included a compliance date in 2013.  Subsequent industry appeals and settlements with the EPA have extended timelines for compliance associated with the final RICE NESHAP rule. While the rule could require capital expenditures for the purchase and installation of new emissions-control equipment, we do not expect these expenditures will have a material impact on our results of operations, financial position or cash flows.

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

CERCLA - The federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also commonly known as Superfund, imposes strict, joint and several liability, without regard to fault or the legality of the original act, on certain classes of “persons” (defined under CERCLA) who caused and/or contributed to the release of a hazardous substance into the environment.  These persons include, but are not limited to, the owner or operator of a facility where the release occurred and/or companies that disposed or arranged for the disposal of the hazardous substances found at the facility.  Under CERCLA, these persons may be liable for the costs of cleaning up the hazardous substances released into the environment, damages to natural resources and the costs of certain health studies.  We do not expect our responsibilities under CERCLA will have a material impact on our results of operations, financial position or cash flows.

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

INTEREST-RATE RISK

We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps.  Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. At June 30, 2013, and December 31, 2012, we had forward-starting interest-rate swaps with notional amounts totaling $400 million that have been designated as cash flow hedges of the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. Future issuances of long-term debt could be impacted by recent increases in interest rates, which could result in higher interest costs.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the second quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012; (iv) Consolidated Balance Sheets at June 30, 2013, and December 31, 2012; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; (vi) Consolidated Statement of Changes in Equity for the six months ended June 30, 2013; and (vii) Notes to Consolidated Financial Statements.  We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

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

ONEOK Partners, L.P.
	By:	ONEOK Partners GP, L.L.C., its General Partner

Date: July 31, 2013		By:	/s/ Derek S. Reiners
Derek S. Reiners
Senior Vice President,
Chief Financial Officer and Treasurer
(Signing on behalf of the Registrant)