Form 10-Q
period 2013-09-30
ONEOK Partners LP
filed 2013-11-06
CIK 909281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2013
Common units	158,627,354 units
Class B units	72,988,252 units

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2013	2012	2013	2012
	(Thousands of dollars, except per unit amounts)
Revenues	$3,134,733	$2,547,460	$8,420,359	$7,266,354
Cost of sales and fuel	2,711,159	2,127,723	7,214,233	6,024,065
Net margin	423,574	419,737	1,206,126	1,242,289
Operating expenses
Operations and maintenance	108,978	110,268	338,353	319,905
Depreciation and amortization	61,182	49,754	174,086	150,024
General taxes	13,384	10,908	46,249	40,505
Total operating expenses	183,544	170,930	558,688	510,434
Gain (loss) on sale of assets	22	(420)	342	603
Operating income	240,052	248,387	647,780	732,458
Equity earnings from investments (Note J)	27,468	28,591	79,744	92,380
Allowance for equity funds used during construction	6,429	3,302	21,172	6,126
Other income	3,753	2,971	8,229	6,567
Other expense	(589)	(472)	(2,447)	(2,104)
Interest expense (net of capitalized interest of $14,320, $11,328, $38,284 and $29,472, respectively)	(57,722)	(47,776)	(171,118)	(148,110)
Income before income taxes	219,391	235,003	583,360	687,317
Income taxes	(2,991)	(2,626)	(7,821)	(9,396)
Net income	216,400	232,377	575,539	677,921
Less: Net income attributable to noncontrolling interests	90	102	263	336
Net income attributable to ONEOK Partners, L.P.	$216,310	$232,275	$575,276	$677,585
Limited partners’ interest in net income:
Net income attributable to ONEOK Partners, L.P.	$216,310	$232,275	$575,276	$677,585
General partner’s interest in net income	(71,344)	(59,807)	(202,732)	(163,210)
Limited partners’ interest in net income	$144,966	$172,468	$372,544	$514,375
Limited partners’ net income per unit, basic and diluted (Note I)	$0.64	$0.78	$1.68	$2.38
Number of units used in computation (thousands)	226,991	219,816	222,322	216,241
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2013	2012	2013	2012
	(Thousands of dollars)
Net income	$216,400	$232,377	$575,539	$677,921
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	(3,596)	(19,361)	38,786	1,637
Realized (gains) losses on derivatives recognized in net income	2,204	(19,852)	3,273	(42,647)
Total other comprehensive income (loss)	(1,392)	(39,213)	42,059	(41,010)
Comprehensive income	215,008	193,164	617,598	636,911
Less: Comprehensive income attributable to noncontrolling interests	90	102	263	336
Comprehensive income attributable to ONEOK Partners, L.P.	$214,918	$193,062	$617,335	$636,575
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
(Unaudited)	2013	2012
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$723,030	$537,074
Accounts receivable, net	956,575	914,036
Affiliate receivables	13,227	16,092
Gas and natural gas liquids in storage	390,629	235,836
Commodity imbalances	93,722	89,704
Other current assets	83,829	98,966
Total current assets	2,261,012	1,891,708
Property, plant and equipment
Property, plant and equipment	10,245,377	8,585,142
Accumulated depreciation and amortization	1,595,814	1,440,871
Net property, plant and equipment	8,649,563	7,144,271
Investments and other assets
Investments in unconsolidated affiliates (Note J)	1,201,873	1,221,405
Goodwill and intangible assets	640,122	645,871
Other assets	110,756	55,975
Total investments and other assets	1,952,751	1,923,251
Total assets	$12,863,326	$10,959,230
Liabilities and equity
Current liabilities
Current maturities of long-term debt	$7,650	$7,650
Notes payable (Note E)	47,000	—
Accounts payable	1,202,049	1,058,007
Affiliate payables	43,934	75,710
Commodity imbalances	228,207	273,173
Accrued interest	88,545	76,734
Other current liabilities	99,465	79,158
Total current liabilities	1,716,850	1,570,432
Long-term debt, excluding current maturities	6,046,494	4,803,629
Deferred credits and other liabilities	108,087	121,662
Commitments and contingencies (Note L)
Equity (Note G)
ONEOK Partners, L.P. partners’ equity:
General partner	169,166	152,513
Common units: 158,627,354 and 146,827,354 units issued and outstanding at September 30, 2013, and December 31, 2012, respectively	3,448,986	2,945,051
Class B units: 72,988,252 units issued and outstanding at September 30, 2013, and December 31, 2012	1,426,418	1,460,498
Accumulated other comprehensive loss (Note H)	(57,263)	(99,322)
Total ONEOK Partners, L.P. partners’ equity	4,987,307	4,458,740
Noncontrolling interests in consolidated subsidiaries	4,588	4,767
Total equity	4,991,895	4,463,507
Total liabilities and equity	$12,863,326	$10,959,230
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended
	September 30,
(Unaudited)	2013	2012
	(Thousands of dollars)
Operating activities
Net income	$575,539	$677,921
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	174,086	150,024
Allowance for equity funds used during construction	(21,172)	(6,126)
Gain on sale of assets	(342)	(603)
Deferred income taxes	5,673	5,863
Equity earnings from investments	(79,744)	(92,380)
Distributions received from unconsolidated affiliates	79,022	92,996
Changes in assets and liabilities:
Accounts receivable	(42,539)	106,834
Affiliate receivables	2,865	(10,229)
Gas and natural gas liquids in storage	(154,793)	(125,033)
Accounts payable	171,770	(76,592)
Affiliate payables	(31,776)	3,132
Commodity imbalances, net	(48,984)	17,252
Accrued interest	11,811	(2,091)
Other assets and liabilities, net	12,702	(120,448)
Cash provided by operating activities	654,118	620,520
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(1,373,904)	(1,011,527)
Acquisition	(304,889)	—
Contributions to unconsolidated affiliates	(4,558)	(21,284)
Distributions received from unconsolidated affiliates	24,891	25,756
Proceeds from sale of assets	641	1,663
Cash used in investing activities	(1,657,819)	(1,005,392)
Financing activities
Cash distributions:
General and limited partners	(669,981)	(550,978)
Noncontrolling interests	(442)	(636)
Borrowing of notes payable, net	47,000	—
Issuance of long-term debt, net of discounts	1,247,822	1,295,036
Long-term debt financing costs	(10,217)	(9,635)
Repayment of long-term debt	(5,738)	(358,948)
Issuance of common units, net of issuance costs	569,246	919,521
Contribution from general partner	11,967	19,069
Cash provided by financing activities	1,189,657	1,313,429
Change in cash and cash equivalents	185,956	928,557
Cash and cash equivalents at beginning of period	537,074	35,091
Cash and cash equivalents at end of period	$723,030	$963,648
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	ONEOK Partners, L.P. Partners’ Equity
(Unaudited)	Common Units	Class B Units	General Partner	Common Units
	(Units)		(Thousands of dollars)
January 1, 2013	146,827,354	72,988,252	$152,513	$2,945,051
Net income	—	—	202,732	250,065
Other comprehensive loss (Note H)	—	—	—	—
Issuance of common units (Note G)	11,800,000	—	—	569,246
Contribution from general partner (Note G)	—	—	11,967	—
Distributions paid (Note G)	—	—	(198,046)	(315,376)
September 30, 2013	158,627,354	72,988,252	$169,166	$3,448,986
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Continued)
	ONEOK Partners, L.P. Partners’ Equity
(Unaudited)	Class B Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
January 1, 2013	$1,460,498	$(99,322)	$4,767	$4,463,507
Net income	122,479	—	263	575,539
Other comprehensive loss (Note H)	—	42,059	—	42,059
Issuance of common units (Note G)	—	—	—	569,246
Contribution from general partner (Note G)	—	—	—	11,967
Distributions paid (Note G)	(156,559)	—	(442)	(670,423)
September 30, 2013	$1,426,418	$(57,263)	$4,588	$4,991,895

ONEOK PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Recently Issued Accounting Standards Update - In July 2013, the FASB issued ASU 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes,” which allows an entity to designate the Fed Funds Effective Swap rate (also known as the Overnight Index Swap rate, or OIS rate, in the United States) as a benchmark interest rate for hedge accounting purposes in addition to the interest rates on direct Treasury obligations of the United States government and the LIBOR. This guidance is effective prospectively for qualifying new or redesigned hedging relationships entered into on or after July 17, 2013. We adopted this guidance with our September 30, 2013, Quarterly Report, and it did not impact materially our financial position or results of operations. See Note D for additional disclosures.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires presentation in a single location, either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source. This guidance is effective for our interim and annual periods beginning on January 1, 2013, and is applied prospectively. We adopted this guidance with our March 31, 2013, Quarterly Report, and it did not impact our financial position or results of operations. See Note H for additional disclosures.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which increases disclosures about offsetting assets and liabilities. In January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” which clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging. New disclosures are required to enable users of financial statements to understand significant quantitative differences in balance sheets prepared under GAAP and International Financial Reporting Standards related to the offsetting of financial instruments, including derivatives. The existing GAAP guidance allowing balance sheet offsetting remains unchanged. This guidance is effective for interim and annual periods beginning on January 1, 2013, and is applied retrospectively for all comparative periods presented. We adopted this guidance beginning with our March 31, 2013, Quarterly Report, and it did not impact our financial position or results of operations. See Note C for additional disclosures.

Goodwill Impairment Test - We assess our goodwill for impairment at least annually on July 1, unless events or changes in circumstances indicate an impairment may have occurred before that time. At July 1, 2013, we assessed qualitative factors to determine whether it was more likely than not that the fair value of each of our reporting units was less than its carrying amount. After assessing qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance), we determined that no further testing was necessary.

B.	ACQUISITION

On September 30, 2013, we completed the acquisition of a business comprised of natural gas gathering and processing and natural gas liquids facilities in Converse and Campbell counties, Wyoming, in the NGL-rich Niobrara Shale formation of the Powder River Basin for $305 million, subject to customary purchase price adjustments. The Sage Creek acquisition consists primarily of a 50 MMcf/d natural gas processing facility, the Sage Creek plant, and related natural gas gathering and natural gas liquids infrastructure. Included in the acquisition were supply contracts providing for long-term acreage dedications from producers in the area, which are structured with POP and fee-based contractual terms. The acquisition is complementary to our existing natural gas liquids assets and provides additional natural gas gathering and processing and natural gas liquids gathering capacity in a region where producers are actively drilling for crude oil and NGL-rich natural gas.

We accounted for this transaction using the acquisition method of accounting, which requires, among other things, that the assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date. We are developing a preliminary purchase price allocation, which will be adjusted as additional information relative to the fair value of assets and liabilities, which could include intangible assets and goodwill, becomes available. As we have not completed the purchase price allocation for this transaction, we have recorded the purchase price in property, plant and equipment in our consolidated balance sheet at September 30, 2013.

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

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for the periods indicated:

	September 30, 2013
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net (b)
	(Thousands of dollars)
Derivatives assets
Commodity contracts
Financial contracts	$—	$15,656	$5,148	$20,804	$(4,436)	$16,368
Physical contracts	—	—	351	351	—	351
Interest-rate contracts	—	43,614	—	43,614	—	43,614
Total derivative assets	$—	$59,270	$5,499	$64,769	$(4,436)	$60,333
Derivatives liabilities
Commodity contracts
Financial contracts	$—	$(2,150)	$(2,286)	$(4,436)	$4,436	$—
Physical contracts	—	—	(2,712)	(2,712)	—	(2,712)
Total derivative liabilities	$—	$(2,150)	$(4,998)	$(7,148)	$4,436	$(2,712)

	December 31, 2012
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net (b)
	(Thousands of dollars)
Derivatives assets
Commodity contracts - financial	$—	$17,581	$1	$17,582	$(2,455)	$15,127
Interest-rate contracts	—	10,923	—	10,923	—	10,923
Total derivative assets	$—	$28,504	$1	$28,505	$(2,455)	$26,050
Derivatives liabilities
Commodity contracts - financial	$—	$(31)	$(2,424)	$(2,455)	$2,455	$—
Total derivative liabilities	$—	$(31)	$(2,424)	$(2,455)	$2,455	$—
(a) - Our derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us.
(b) - Included in other current assets, other assets or other current liabilities in our Consolidated Balance Sheets.

At September 30, 2013, and December 31, 2012, we had no cash collateral held or posted under our master-netting arrangements.

Our Level 1 fair value measurements would include amounts based on unadjusted quoted prices in active markets including NYMEX-settled prices.

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
The following table sets forth a reconciliation of our Level 3 fair value measurements for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivative Assets (Liabilities)	2013	2012	2013	2012
	(Thousands of dollars)
Net assets (liabilities) at beginning of period	$7,682	$29,862	$(2,423)	$3,117
Total realized/unrealized gains (losses) included in other comprehensive income (loss)	(7,181)	(19,959)	2,924	6,786
Net assets at end of period	$501	$9,903	$501	$9,903

During the three and nine months ended September 30, 2013 and 2012, gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the end of the period were not material. During the three and nine months ended September 30, 2013 and 2012, there were no transfers between levels.

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

The estimated fair value of the aggregate of our senior notes outstanding, including current maturities, was $6.4 billion and $5.6 billion at September 30, 2013, and December 31, 2012, respectively.  The book value of the aggregate of our senior notes outstanding, including current maturities, was $6.1 billion at September 30, 2013, and $4.8 billion at December 31, 2012.  The estimated fair value of the aggregate of our senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities.  The estimated fair value of our long-term debt is classified as Level 2.

D.	RISK-MANAGEMENT AND HEDGING ACTIVITIES USING DERIVATIVES

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

In our Natural Gas Liquids segment, we are exposed to basis risk primarily as a result of the relative value of NGL purchases at one location and sales at another location. To a lesser extent, we are exposed to commodity-price risk resulting from the relative values of the various NGL products to each other, NGLs in storage and the relative value of NGLs to natural gas. We utilize physical-forward contracts to reduce the impact of price fluctuations related to NGLs. At September 30, 2013, and December 31, 2012, there were no financial derivative instruments with respect to our natural gas liquids operations.

In our Natural Gas Pipelines segment, we are exposed to commodity-price risk because our intrastate and interstate natural gas pipelines retain natural gas from our customers for operations or as part of our fee for services provided. When the amount of natural gas consumed in operations by these pipelines differs from the amount provided by our customers, our pipelines must buy or sell natural gas, or store or use natural gas from inventory, which can expose us to commodity-price risk depending on the regulatory treatment for this activity. To the extent that commodity-price risk in our Natural Gas Pipelines segment is not mitigated by fuel cost-recovery mechanisms, we use physical-forward sales or purchases to reduce the impact of price fluctuations related to natural gas. At September 30, 2013, and December 31, 2012, there were no financial derivative instruments with respect to our natural gas pipeline operations.

Interest-rate risk - We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. At September 30, 2013, and December 31, 2012, we had forward-starting interest-rate swaps with notional amounts totaling $400 million with settlement dates greater than 12 months that have been designated as cash flow hedges of the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued.

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

Fair Values of Derivative Instruments - See Note C for a discussion of the inputs associated with our fair value measurements. The following table sets forth the fair values of our derivative instruments, all of which were designated as cash flow hedges for the periods indicated:

	September 30, 2013		December 31, 2012
	Assets (a)	(Liabilities) (a)	Assets (b)	(Liabilities) (b)
	(Thousands of dollars)
Commodity contracts - financial	$20,804	$(4,436)	$17,582	$(2,455)
Commodity contracts - physical	351	(2,712)	—	—
Interest-rate contracts	43,614	—	10,923	—
Total derivatives designated as hedging instruments	$64,769	$(7,148)	$28,505	$(2,455)
(a) - Included on a net basis in other current assets, other assets or other current liabilities on our Consolidated Balance Sheets.
(b) - Included on a net basis in other current assets or other assets on our Consolidated Balance Sheets.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments designated as hedging instruments for the periods indicated:

		September 30, 2013		December 31, 2012
	Contract Type	Purchased/ Payor	Sold/ Receiver	Purchased/ Payor	Sold/ Receiver
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Swaps	—	(49.4)	—	(31.7)
- Crude oil and NGLs (MMbbl)	Forwards and swaps	—	(2.3)	—	(1.1)
Basis
- Natural gas (Bcf)	Swaps	—	(49.4)	—	(31.7)
Interest-rate contracts (Millions of dollars)	Forward-starting swaps	$400.0	$—	$400.0	$—

Cash Flow Hedges - At September 30, 2013, our Consolidated Balance Sheet reflected a net unrealized loss of $57.3 million in accumulated other comprehensive loss.  The portion of accumulated other comprehensive loss attributable to our commodity derivative instruments is a gain of $14.0 million, which will be realized within the next 27 months as the forecasted transactions affect earnings. If commodity prices remain at the current levels, we will recognize $6.1 million in gains over the next 12 months and $7.9 million in gains thereafter.  The amount deferred in accumulated other comprehensive income (loss) attributable to our settled interest-rate swaps is a loss of $112.1 million, which will be recognized over the life of the long-term, fixed-rate debt. We expect that losses of $10.1 million will be reclassified into earnings during the next 12 months as the hedged items affect earnings. The remaining amounts in accumulated other comprehensive income (loss) are attributable primarily to forward-starting interest-rate swaps with settlement dates greater than 12 months, which will be amortized to interest expense over the life of long-term, fixed-rate debt upon issuance of the debt.

The following table sets forth the effect of cash flow hedges recognized in other comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
Derivatives in Cash Flow Hedging Relationships	September 30,		September 30,
	2013	2012	2013	2012
	(Thousands of dollars)
Commodity contracts	$(10,317)	$(18,186)	$3,060	$41,469
Interest-rate contracts	6,721	(1,175)	35,726	(39,832)
Total unrealized gain (loss) recognized in other comprehensive loss (effective portion)	$(3,596)	$(19,361)	$38,786	$1,637

The following table sets forth the effect of cash flow hedges in our Consolidated Statements of Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Net Income (Effective Portion)	Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2013	2012	2013	2012
		(Thousands of dollars)
Commodity contracts	Revenues	$361	$20,549	$4,172	$43,527
Interest-rate contracts	Interest expense	(2,565)	(697)	(7,445)	(880)
Total gain (loss) reclassified from accumulated other comprehensive loss into net income (effective portion)		$(2,204)	$19,852	$(3,273)	$42,647

Ineffectiveness related to our cash flow hedges was not material for the three and nine months ended September 30, 2013 and 2012. In the event that it becomes probable that a forecasted transaction will not occur, we would discontinue cash flow hedge treatment, which would affect earnings.  There were no gains or losses due to the discontinuance of cash flow hedge treatment during the three and nine months ended September 30, 2013 and 2012.

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

E.	CREDIT FACILITY AND SHORT-TERM NOTES PAYABLE

Partnership Credit Agreement - Our Partnership Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our Partnership Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1.  If we consummate one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter of the acquisition and the two following quarters.  As a result of our Sage Creek acquisition on September 30, 2013, the allowable ratio of indebtedness to adjusted EBITDA increased to 5.5 to1 for the current quarter and will remain at that level through the first quarter 2014. Upon breach of certain covenants by us in our Partnership Credit Agreement, amounts outstanding under our Partnership Credit Agreement, if any, may become due and payable immediately.  At September 30, 2013, our ratio of indebtedness to adjusted EBITDA was 4.2 to 1, and we were in compliance with all covenants under our Partnership Credit Agreement.

Our Partnership Credit Agreement includes a $100 million sublimit for the issuance of standby letters of credit and also features an option to request an increase in the size of the facility to an aggregate of $1.7 billion from $1.2 billion by either commitments from new lenders or increased commitments from existing lenders.  Our Partnership Credit Agreement is available for general partnership purposes, including repayment of our commercial paper notes, if necessary.  Amounts outstanding under our commercial paper program reduce the borrowing capacity under our Partnership Credit Agreement.  At September 30, 2013, we had $47.0 million in commercial paper outstanding, no letters of credit issued and no borrowings under our Partnership Credit Agreement.

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

F.	LONG-TERM DEBT

In September 2013, we completed an underwritten public offering of $1.25 billion of senior notes, consisting of $425 million, 3.2 percent senior notes due 2018, $425 million, 5.0 percent senior notes due 2023 and $400 million, 6.2 percent senior notes due 2043. A portion of the net proceeds from the offering of approximately $1.24 billion was used to repay amounts outstanding under our commercial paper program, and the balance will be used for general partnership purposes, including but not limited to capital expenditures.

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

We may redeem our 3.2 percent senior notes due 2018, our 5.0 percent senior notes due 2023, and our 6.2 percent senior notes due 2043 from the September 2013 offering at par, plus accrued and unpaid interest to the redemption date, starting one month, three months, and six months, respectively, before their maturity dates.  Prior to these dates, we may redeem these notes, in whole or in part, at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium.  The redemption price will never be less than 100 percent of the principal amount of the respective note plus accrued and unpaid interest to the redemption date.  Our senior notes are senior unsecured obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness, and structurally subordinate to any of the existing and future debt and other liabilities of any nonguarantor subsidiaries.

In September 2012, we completed an underwritten public offering of $1.3 billion of senior notes, consisting of $400 million, 2.0 percent senior notes due 2017 and $900 million, 3.375 percent senior notes due 2022. A portion of the net proceeds from the offering of approximately $1.29 billion was used to repay amounts outstanding under our commercial paper program, and the balance was used for general partnership purposes, including but not limited to capital expenditures.

We used a portion of the proceeds from our March 2012 equity issuance to repay our $350 million, 5.9 percent senior notes due April 2012.

G.	EQUITY

ONEOK - ONEOK and its affiliates own all of the Class B units, 19.8 million common units and the entire 2 percent general partner interest in us, which together constituted a 41.3 percent ownership interest in us at September 30, 2013.

Equity Issuances - In August 2013, we completed an underwritten public offering of 11.5 million common units at a public offering price of $49.61 per common unit, generating net proceeds of approximately $553.4 million. In conjunction with this issuance, ONEOK Partners GP contributed approximately $11.6 million in order to maintain its 2 percent general partner interest in us. We used a portion of the proceeds from our August 2013 equity issuance to repay amounts outstanding under our $1.2 billion commercial paper program and the balance was used for general partnership purposes.

We have an “at-the-market” equity program for the offer and sale from time to time of our common units up to an aggregate amount of $300 million. The program allows us to offer and sell our common units at prices we deem appropriate through a sales agent. Sales of common units are made by means of ordinary brokers’ transactions on the NYSE, in block transactions, or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common units under the program. During the three months ended March 31, 2013, we sold common units through this program that resulted in net proceeds, including ONEOK Partners GP’s contribution to maintain its 2 percent general partner interest in us, of approximately $16.3 million. We used the proceeds for general partnership purposes. We did not sell any units under this program in the second or third quarter 2013.

As a result of these transactions, ONEOK’s aggregate ownership interest in us decreased to 41.3 percent at September 30, 2013, from 43.4 percent at December 31, 2012.

In March 2012, we completed an underwritten public offering of 8.0 million common units at a public offering price of $59.27 per common unit, generating net proceeds of approximately $460 million.  We also sold 8.0 million common units to ONEOK in a private placement, generating net proceeds of approximately $460 million.  In conjunction with the issuances, ONEOK Partners GP contributed approximately $19 million in order to maintain its 2 percent general partner interest in us.

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

Cash Distributions - In October 2013, our general partner declared a cash distribution of $0.725 per unit ($2.90 per unit on an annualized basis) for the third quarter of 2013, an increase of 0.5 cents from the previous quarter, which will be paid on November 14, 2013, to unitholders of record at the close of business on November 4, 2013.

The following table shows our distributions paid in the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Thousands, except per unit amounts)
Distribution per unit	$0.72	$0.66	$2.145	$1.905

General partner distributions	$4,512	$3,979	$13,399	$11,019
Incentive distributions	62,634	49,886	184,647	130,968
Distributions to general partner	67,146	53,865	198,046	141,987
Limited partner distributions to ONEOK	66,807	61,240	199,031	171,882
Limited partner distributions to other unitholders	91,676	83,838	272,904	237,109
Total distributions paid	$225,629	$198,943	$669,981	$550,978

The following table shows our distributions declared for the periods indicated and paid within 45 days of the end of the period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Thousands, except per unit amounts)
Distribution per unit	$0.725	$0.685	$2.16	$1.98

General partner distributions	$4,795	$4,199	$13,776	$11,937
Incentive distributions	67,017	55,162	191,226	149,658
Distributions to general partner	71,812	59,361	205,002	161,595
Limited partner distributions to ONEOK	67,271	63,560	200,422	183,721
Limited partner distributions to other unitholders	100,650	87,014	283,365	251,514
Total distributions declared	$239,733	$209,935	$688,789	$596,830

H.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the balance in accumulated other comprehensive income (loss) for the period indicated:

Accumulated Other Comprehensive Loss (a)
(Thousands of dollars)
January 1, 2013	$(99,322)
Other comprehensive income (loss) before reclassifications	38,786
Amounts reclassified from accumulated other comprehensive income (loss)	3,273
Net current-period other comprehensive income (loss) attributable to ONEOK Partners	42,059
September 30, 2013	$(57,263)
(a) All amounts are attributable to unrealized gains (losses) in risk-management assets/liabilities.

The following table sets forth the effect of reclassifications from accumulated other comprehensive income (loss) in our Consolidated Statements of Income for the periods indicated:

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Affected Line Item in the Consolidated Statements of Income

	(Thousand of dollars)
Unrealized (gains) losses on risk-management assets/liabilities
Commodity contracts	$(361)	$(4,172)	Revenues
Interest-rate contracts	2,565	7,445	Interest expense
Total reclassifications for the period attributable to ONEOK Partners	$2,204	$3,273	Net income attributable to ONEOK Partners

I.	LIMITED PARTNERS’ NET INCOME PER UNIT

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

J.	UNCONSOLIDATED AFFILIATES

Equity Earnings from Investments - The following table sets forth our equity earnings from investments for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Thousands of dollars)
Northern Border Pipeline	$16,464	$18,185	$48,133	$54,493
Overland Pass Pipeline Company	5,783	4,490	14,210	15,786
Fort Union Gas Gathering	2,946	4,091	9,895	11,494
Bighorn Gas Gathering	559	1,157	1,897	3,118
Other	1,716	668	5,609	7,489
Equity earnings from investments	$27,468	$28,591	$79,744	$92,380

Unconsolidated Affiliates Financial Information - The following table sets forth summarized combined financial information of our unconsolidated affiliates for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Thousands of dollars)
Income Statement
Operating revenues	$131,959	$125,828	$391,912	$373,038
Operating expenses	$63,971	$60,937	$189,366	$173,232
Net income	$61,630	$55,721	$185,580	$180,787

Distributions paid to us	$34,409	$34,557	$103,913	$118,752

We incurred expenses in transactions with unconsolidated affiliates of $15.9 million and $9.0 million for the three months ended September 30, 2013 and 2012, respectively, and $36.3 million and $27.3 million for the nine months ended September 30, 2013 and 2012, respectively, primarily related to Overland Pass Pipeline Company, which are included in cost of sales and fuel in our Consolidated Statements of Income. Accounts payable to our equity method investees at September 30, 2013, and December 31, 2012, were not material.

In January 2013, the FERC approved a settlement between Northern Border Pipeline and its customers that modified its transportation rates, effective January 1, 2013. The new long-term transportation rates are approximately 11 percent lower than previous rates, which reduced our equity earnings and cash distributions in the three and nine months ended September 30, 2013, compared with the same periods last year, and are expected to reduce equity earnings and cash distributions from Northern Border Pipeline in the future.

Low natural gas prices and the relatively higher crude oil and NGL prices, compared with natural gas on a heating-value basis, have caused producers primarily to focus development efforts on crude oil and NGL-rich supply basins rather than areas with dry natural gas production, such as the coal-bed methane areas in the Powder River Basin.  The reduced coal-bed methane development activities and natural production declines in the dry natural gas formations of the Powder River Basin have resulted in lower natural gas volumes available to be gathered.  While the reserve potential in the dry natural gas formations of the Powder River Basin still exists, future drilling and development will be affected by commodity prices and producers’ alternative prospects.

Due to recent reductions in producer activity and declines in natural gas volumes gathered in the Powder River Basin on the Bighorn Gas Gathering system, in which we own a 49 percent equity interest, we tested our investment for impairment at March 31, 2013. The estimated fair value exceeded the carrying value; however, a decline of 10 percent or more in the fair value of our investment in Bighorn Gas Gathering would result in a noncash impairment charge. We were not able to reasonably estimate a range of potential future impairment charges, as many of the assumptions that would be used in our estimate of fair value are dependent upon events beyond our control. There were no impairment indicators identified in the third quarter 2013. The carrying amount of our investment at September 30, 2013, was $88.7 million, which includes $53.4 million in equity method goodwill.

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

We have transactions with our affiliate ONEOK Energy Services Company, a subsidiary of ONEOK. In June 2013, ONEOK announced an accelerated wind down of ONEOK Energy Services Company operations that is expected to be substantially completed by April 2014. We expect to continue providing our customers midstream services, including marketing natural gas, NGLs and condensate as a service for third parties or other ONEOK affiliates.

Our derivative contracts with ONEOK Energy Services Company are discussed under “Credit Risk” in Note D.

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

The following table sets forth the transactions with related parties for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Thousands of dollars)
Revenues	$81,324	$91,096	$255,298	$247,851
Expenses
Cost of sales and fuel	$9,562	$7,831	$27,855	$22,875
Administrative and general expenses	58,549	60,020	192,906	179,017
Total expenses	$68,111	$67,851	$220,761	$201,892

ONEOK Partners GP made additional general partner contributions to us of approximately $12 million and $19 million during the nine months ended September 30, 2013 and 2012, respectively, to maintain its 2 percent general partner interest in connection with the issuances of common units.  See Note G for additional information about our equity issuances and cash distributions paid to ONEOK for its general partner and limited partner interests.

L.	COMMITMENTS AND CONTINGENCIES

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

In June 2013, the Executive Office of the President of the United States issued the President’s Climate Action Plan, which includes, among other things, plans for further regulatory actions to reduce carbon emissions from various sources. The impact of any such regulatory actions on our facilities and operations is unknown. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a significant impact on our business, financial position, results of operations and cash flows.

Our expenditures for environmental assessment, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters have had no material effects on earnings or cash flows during the three and nine months ended September 30, 2013, or in 2012.

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

The EPA’s rule on air-quality standards, titled “National Emissions Standards for Hazardous Air Pollutants for Reciprocating Internal Combustion Engines,” also known as RICE NESHAP, initially included a compliance date in 2013.  Subsequent industry appeals and settlements with the EPA have extended timelines for compliance associated with the final RICE NESHAP rule. While the rule could require capital expenditures for the purchase and installation of new emissions-control equipment, we do not expect these expenditures will have a material impact on our results of operations, financial position or cash flows.

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

In March 2013, the EPA issued proposed rulemaking to amend the NSPS for the crude oil and natural gas industry, pursuant to various industry comments, administrative petitions for reconsideration and/or judicial appeals of portions of the NSPS final rule. Beyond the March 2013 proposed amendments, the EPA indicated it would provide additional responses, amendments and/or policy guidance to amend or clarify other portions of the final rule in 2013. The rule was most recently amended in September 2013. Based on the amendments and our understanding of pending stakeholder responses to the NSPS rule, we anticipate a reduction in our anticipated capital, operations and maintenance costs resulting from compliance with the regulation. However, the EPA may issue additional responses, amendments and/or policy guidance on the final rule, which could alter our present expectations. Generally, the NSPS rule will require expenditures for updated emissions controls, monitoring and record-keeping requirements at affected facilities in the crude oil and natural gas industry. We do not expect these expenditures will have a material impact on our results of operations, financial position or cash flows.

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

M.	SEGMENTS

Segment Descriptions - Our operations are divided into three reportable business segments, as follows:

•	our Natural Gas Gathering and Processing segment gathers and processes natural gas;

•	our Natural Gas Liquids segment gathers, treats, fractionates and transports NGLs and stores, markets and distributes NGL products; and

•	our Natural Gas Pipelines segment operates regulated interstate and intrastate natural gas transmission pipelines and natural gas storage facilities.

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

For the three and nine months ended September 30, 2013 and 2012, we had no single customer from which we received 10 percent or more of our consolidated revenues.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended September 30, 2013	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$162,677	$2,840,108	$50,624	$—	$3,053,409
Sales to affiliated customers	57,400	—	23,924	—	81,324
Intersegment revenues	312,940	34,740	1,330	(349,010)	—
Total revenues	$533,017	$2,874,848	$75,878	$(349,010)	$3,134,733
Net margin	$130,882	$226,242	$69,457	$(3,007)	$423,574
Operating costs	45,074	57,010	23,457	(3,179)	122,362
Depreciation and amortization	27,356	22,993	10,833	—	61,182
Gain (loss) on sale of assets	31	7	(16)	—	22
Operating income	$58,483	$146,246	$35,151	$172	$240,052
Equity earnings from investments	$4,668	$6,336	$16,464	$—	$27,468
Capital expenditures	$204,542	$230,780	$11,148	$2,602	$449,072
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $147.1 million, of which $130.2 million related to sales within the segment, net margin of $89.5 million and operating income of $53.4 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $57.5 million, net margin of $52.8 million and operating income of $22.6 million.

Three Months Ended September 30, 2012	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$114,127	$2,287,191	$55,046	$—	$2,456,364
Sales to affiliated customers	67,269	—	23,827	—	91,096
Intersegment revenues	197,733	23,777	910	(222,420)	—
Total revenues	$379,129	$2,310,968	$79,783	$(222,420)	$2,547,460
Net margin	$115,869	$234,546	$71,402	$(2,080)	$419,737
Operating costs	39,371	56,756	26,265	(1,216)	121,176
Depreciation and amortization	19,565	18,588	11,592	9	49,754
Gain (loss) on sale of assets	25	(362)	(83)	—	(420)
Operating income	$56,958	$158,840	$33,462	$(873)	$248,387
Equity earnings from investments	$5,546	$4,731	$18,314	$—	$28,591
Capital expenditures	$157,714	$212,331	$5,119	$127	$375,291
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $119.2 million, of which $103.7 million related to sales within the segment, net margin of $68.0 million and operating income of $40.8 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $62.4 million, net margin of $54.9 million and operating income of $22.8 million.

Nine Months Ended September 30, 2013	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$466,631	$7,539,470	$158,960	$—	$8,165,061
Sales to affiliated customers	179,636	—	75,662	—	255,298
Intersegment revenues	806,523	91,161	2,327	(900,011)	—
Total revenues	$1,452,790	$7,630,631	$236,949	$(900,011)	$8,420,359
Net margin	$365,436	$632,087	$211,224	$(2,621)	$1,206,126
Operating costs	141,737	171,076	75,608	(3,819)	384,602
Depreciation and amortization	76,366	65,033	32,687	—	174,086
Gain (loss) on sale of assets	344	10	(12)	—	342
Operating income	$147,677	$395,988	$102,917	$1,198	$647,780
Equity earnings from investments	$16,228	$15,383	$48,133	$—	$79,744
Investments in unconsolidated affiliates	$331,124	$494,702	$376,047	$—	$1,201,873
Total assets	$3,808,135	$6,610,205	$1,786,413	$658,573	$12,863,326
Noncontrolling interests in consolidated subsidiaries	$4,574	$—	$—	$14	$4,588
Capital expenditures	$574,509	$774,284	$22,497	$2,614	$1,373,904
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $376.9 million, of which $321.3 million related to sales within the segment, net margin of $227.8 million and operating income of $129.0 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $182.0 million, net margin of $162.5 million and operating income of $67.0 million.

Nine Months Ended September 30, 2012	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$307,145	$6,554,291	$157,067	$—	$7,018,503
Sales to affiliated customers	177,213	—	70,638	—	247,851
Intersegment revenues	588,379	55,902	2,788	(647,069)	—
Total revenues	$1,072,737	$6,610,193	$230,493	$(647,069)	$7,266,354
Net margin	$332,305	$703,657	$212,002	$(5,675)	$1,242,289
Operating costs	120,857	166,622	78,291	(5,360)	360,410
Depreciation and amortization	61,335	54,155	34,525	9	150,024
Gain (loss) on sale of assets	1,154	(456)	(95)	—	603
Operating income	$151,267	$482,424	$99,091	$(324)	$732,458
Equity earnings from investments	$21,031	$16,378	$54,971	$—	$92,380
Investments in unconsolidated affiliates	$323,503	$488,308	$406,471	$—	$1,218,282
Total assets	$2,797,692	$5,169,516	$1,855,209	$970,176	$10,792,593
Noncontrolling interests in consolidated subsidiaries	$—	$—	$4,797	$15	$4,812
Capital expenditures	$435,122	$561,492	$14,584	$329	$1,011,527
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $333.9 million, of which $285.8 million related to sales within the segment, net margin of $197.2 million and operating income of $115.5 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $179.1 million, net margin of $162.5 million and operating income of $66.8 million.

N.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Condensed Consolidating Statements of Income

	Three Months Ended September 30, 2013
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues	$—	$—	$3,134.7	$—	$3,134.7
Cost of sales and fuel	—	—	2,711.1	—	2,711.1
Net margin	—	—	423.6	—	423.6
Operating expenses
Operations and maintenance	—	—	109.0	—	109.0
Depreciation and amortization	—	—	61.2	—	61.2
General taxes	—	—	13.3	—	13.3
Total operating expenses	—	—	183.5	—	183.5
Operating income	—	—	240.1	—	240.1
Equity earnings from investments	216.3	216.3	11.0	(416.1)	27.5
Allowance for equity funds used during construction	—	—	6.4	—	6.4
Other income (expense), net	70.6	70.6	3.1	(141.2)	3.1
Interest expense	(70.6)	(70.6)	(57.7)	141.2	(57.7)
Income before income taxes	216.3	216.3	202.9	(416.1)	219.4
Income taxes	—	—	(3.0)	—	(3.0)
Net income	216.3	216.3	199.9	(416.1)	216.4
Less: Net income attributable to noncontrolling interests	—	—	0.1	—	0.1
Net income attributable to ONEOK Partners, L.P.	$216.3	$216.3	$199.8	$(416.1)	$216.3

	Three Months Ended September 30, 2012
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues	$—	$—	$2,547.5	$—	$2,547.5
Cost of sales and fuel	—	—	2,127.8	—	2,127.8
Net margin	—	—	419.7	—	419.7
Operating expenses
Operations and maintenance	—	—	110.3	—	110.3
Depreciation and amortization	—	—	49.7	—	49.7
General taxes	—	—	10.9	—	10.9
Total operating expenses	—	—	170.9	—	170.9
Loss on sale of assets	—	—	(0.4)	—	(0.4)
Operating income	—	—	248.4	—	248.4
Equity earnings from investments	232.3	232.3	10.4	(446.4)	28.6
Allowance for equity funds used during construction	—	—	3.3	—	3.3
Other income (expense), net	46.2	46.2	2.5	(92.4)	2.5
Interest expense	(46.2)	(46.2)	(47.8)	92.4	(47.8)
Income before income taxes	232.3	232.3	216.8	(446.4)	235.0
Income taxes	—	—	(2.6)	—	(2.6)
Net income	232.3	232.3	214.2	(446.4)	232.4
Less: Net income attributable to noncontrolling interests	—	—	0.1	—	0.1
Net income attributable to ONEOK Partners, L.P.	$232.3	$232.3	$214.1	$(446.4)	$232.3

	Nine Months Ended September 30, 2013
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues	$—	$—	$8,420.4	$—	$8,420.4
Cost of sales and fuel	—	—	7,214.3	—	7,214.3
Net margin	—	—	1,206.1	—	1,206.1
Operating expenses
Operations and maintenance	—	—	338.4	—	338.4
Depreciation and amortization	—	—	174.1	—	174.1
General taxes	—	—	46.2	—	46.2
Total operating expenses	—	—	558.7	—	558.7
Gain on sale of assets	—	—	0.4	—	0.4
Operating income	—	—	647.8	—	647.8
Equity earnings from investments	575.3	575.3	31.6	(1,102.5)	79.7
Allowance for equity funds used during construction	—	—	21.2	—	21.2
Other income (expense), net	205.1	205.1	5.8	(410.2)	5.8
Interest expense	(205.1)	(205.1)	(171.1)	410.2	(171.1)
Income before income taxes	575.3	575.3	535.3	(1,102.5)	583.4
Income taxes	—	—	(7.9)	—	(7.9)
Net income	575.3	575.3	527.4	(1,102.5)	575.5
Less: Net income attributable to noncontrolling interests	—	—	0.2	—	0.2
Net income attributable to ONEOK Partners, L.P.	$575.3	$575.3	$527.2	$(1,102.5)	$575.3

	Nine Months Ended September 30, 2012
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues	$—	$—	$7,266.4	$—	$7,266.4
Cost of sales and fuel	—	—	6,024.1	—	6,024.1
Net margin	—	—	1,242.3	—	1,242.3
Operating expenses
Operations and maintenance	—	—	319.9	—	319.9
Depreciation and amortization	—	—	150.0	—	150.0
General taxes	—	—	40.5	—	40.5
Total operating expenses	—	—	510.4	—	510.4
Gain on sale of assets	—	—	0.6	—	0.6
Operating income	—	—	732.5	—	732.5
Equity earnings from investments	677.6	677.6	37.9	(1,300.7)	92.4
Allowance for equity funds used during construction	—	—	6.1	—	6.1
Other income (expense), net	143.2	143.2	4.4	(286.4)	4.4
Interest expense	(143.2)	(143.2)	(148.1)	286.4	(148.1)
Income before income taxes	677.6	677.6	632.8	(1,300.7)	687.3
Income taxes	—	—	(9.4)	—	(9.4)
Net income	677.6	677.6	623.4	(1,300.7)	677.9
Less: Net income attributable to noncontrolling interests	—	—	0.3	—	0.3
Net income attributable to ONEOK Partners, L.P.	$677.6	$677.6	$623.1	$(1,300.7)	$677.6

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended September 30, 2013
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$216.3	$216.3	$199.9	$(416.1)	$216.4
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	(3.6)	(10.3)	(10.3)	20.6	(3.6)
Realized (gains) losses on derivatives recognized in net income	2.2	(0.4)	(0.4)	0.8	2.2
Total other comprehensive income (loss)	(1.4)	(10.7)	(10.7)	21.4	(1.4)
Comprehensive income	214.9	205.6	189.2	(394.7)	215.0
Less: Comprehensive income attributable to noncontrolling interests	—	—	0.1	—	0.1
Comprehensive income attributable to ONEOK Partners, L.P.	$214.9	$205.6	$189.1	$(394.7)	$214.9

	Three Months Ended September 30, 2012
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$232.3	$232.3	$214.2	$(446.4)	$232.4
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	(19.4)	(18.2)	(18.2)	36.4	(19.4)
Realized (gains) losses on derivatives recognized in net income	(19.8)	(20.5)	(20.5)	41.0	(19.8)
Total other comprehensive income (loss)	(39.2)	(38.7)	(38.7)	77.4	(39.2)
Comprehensive income	193.1	193.6	175.5	(369.0)	193.2
Less: Comprehensive income attributable to noncontrolling interests	—	—	0.1	—	0.1
Comprehensive income attributable to ONEOK Partners, L.P.	$193.1	$193.6	$175.4	$(369.0)	$193.1

	Nine Months Ended September 30, 2013
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$575.3	$575.3	$527.4	$(1,102.5)	$575.5
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	38.8	3.1	3.1	(6.2)	38.8
Realized (gains) losses on derivatives recognized in net income	3.2	(4.2)	(4.2)	8.4	3.2
Total other comprehensive income (loss)	42.0	(1.1)	(1.1)	2.2	42.0
Comprehensive income	617.3	574.2	526.3	(1,100.3)	617.5
Less: Comprehensive income attributable to noncontrolling interests	—	—	0.2	—	0.2
Comprehensive income attributable to ONEOK Partners, L.P.	$617.3	$574.2	$526.1	$(1,100.3)	$617.3

	Nine Months Ended September 30, 2012
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$677.6	$677.6	$623.4	$(1,300.7)	$677.9
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	1.6	41.5	41.5	(83.0)	1.6
Realized (gains) losses on derivatives recognized in net income	(42.6)	(43.5)	(43.5)	87.0	(42.6)
Total other comprehensive income (loss)	(41.0)	(2.0)	(2.0)	4.0	(41.0)
Comprehensive income	636.6	675.6	621.4	(1,296.7)	636.9
Less: Comprehensive income attributable to noncontrolling interests	—	—	0.3	—	0.3
Comprehensive income attributable to ONEOK Partners, L.P.	$636.6	$675.6	$621.1	$(1,296.7)	$636.6

Condensed Consolidating Balance Sheets

	September 30, 2013
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$—	$723.0	$—	$—	$723.0
Accounts receivable, net	—	—	956.6	—	956.6
Affiliate receivables	—	—	13.2	—	13.2
Gas and natural gas liquids in storage	—	—	390.6	—	390.6
Commodity imbalances	—	—	93.7	—	93.7
Other current assets	—	—	83.9	—	83.9
Total current assets	—	723.0	1,538.0	—	2,261.0
Property, plant and equipment
Property, plant and equipment	—	—	10,245.4	—	10,245.4
Accumulated depreciation and amortization	—	—	1,595.8	—	1,595.8
Net property, plant and equipment	—	—	8,649.6	—	8,649.6
Investments and other assets
Investments in unconsolidated affiliates	4,362.9	4,367.9	826.4	(8,355.3)	1,201.9
Intercompany notes receivable	6,662.1	5,934.1	—	(12,596.2)	—
Goodwill and intangible assets	—	—	640.1	—	640.1
Other assets	82.8	—	27.9	—	110.7
Total investments and other assets	11,107.8	10,302.0	1,494.4	(20,951.5)	1,952.7
Total assets	$11,107.8	$11,025.0	$11,682.0	$(20,951.5)	$12,863.3
Liabilities and equity
Current liabilities
Current maturities of long-term debt	$—	$—	$7.7	$—	$7.7
Notes payable	47.0	—	—	—	47.0
Accounts payable	—	—	1,202.0	—	1,202.0
Affiliate payables	—	—	43.9	—	43.9
Commodity imbalances	—	—	228.2	—	228.2
Accrued interest	88.5	—	—	—	88.5
Other current liabilities	—	—	99.6	—	99.6
Total current liabilities	135.5	—	1,581.4	—	1,716.9
Intercompany debt	—	6,662.1	5,934.1	(12,596.2)	—
Long-term debt, excluding current maturities	5,985.0	—	61.5	—	6,046.5
Deferred credits and other liabilities	—	—	108.0	—	108.0
Commitments and contingencies
Equity
Equity excluding noncontrolling interests in consolidated subsidiaries	4,987.3	4,362.9	3,992.4	(8,355.3)	4,987.3
Noncontrolling interests in consolidated subsidiaries	—	—	4.6	—	4.6
Total equity	4,987.3	4,362.9	3,997.0	(8,355.3)	4,991.9
Total liabilities and equity	$11,107.8	$11,025.0	$11,682.0	$(20,951.5)	$12,863.3

	December 31, 2012
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$—	$537.1	$—	$—	$537.1
Accounts receivable, net	—	—	914.0	—	914.0
Affiliate receivables	—	—	16.1	—	16.1
Gas and natural gas liquids in storage	—	—	235.8	—	235.8
Commodity imbalances	—	—	89.7	—	89.7
Other current assets	10.9	—	88.1	—	99.0
Total current assets	10.9	537.1	1,343.7	—	1,891.7
Property, plant and equipment
Property, plant and equipment	—	—	8,585.2	—	8,585.2
Accumulated depreciation and amortization	—	—	1,440.9	—	1,440.9
Net property, plant and equipment	—	—	7,144.3	—	7,144.3
Investments and other assets
Investments in unconsolidated affiliates	4,458.7	3,858.9	828.6	(7,924.8)	1,221.4
Intercompany notes receivable	4,770.6	4,833.3	—	(9,603.9)	—
Goodwill and intangible assets	—	—	645.8	—	645.8
Other assets	31.6	—	24.4	—	56.0
Total investments and other assets	9,260.9	8,692.2	1,498.8	(17,528.7)	1,923.2
Total assets	$9,271.8	$9,229.3	$9,986.8	$(17,528.7)	$10,959.2
Liabilities and equity
Current liabilities
Current maturities of long-term debt	$—	$—	$7.6	$—	$7.6
Accounts payable	—	—	1,058.0	—	1,058.0
Affiliate payables	—	—	75.7	—	75.7
Commodity imbalances	—	—	273.2	—	273.2
Accrued interest	76.7	—	—	—	76.7
Other current liabilities	—	—	79.2	—	79.2
Total current liabilities	76.7	—	1,493.7	—	1,570.4
Intercompany debt	—	4,770.6	4,833.3	(9,603.9)	—
Long-term debt, excluding current maturities	4,736.4	—	67.2	—	4,803.6
Deferred credits and other liabilities	—	—	121.7	—	121.7
Commitments and contingencies
Equity
Equity excluding noncontrolling interests in consolidated subsidiaries	4,458.7	4,458.7	3,466.1	(7,924.8)	4,458.7
Noncontrolling interests in consolidated subsidiaries	—	—	4.8	—	4.8
Total equity	4,458.7	4,458.7	3,470.9	(7,924.8)	4,463.5
Total liabilities and equity	$9,271.8	$9,229.3	$9,986.8	$(17,528.7)	$10,959.2

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2013
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Operating activities
Cash provided by operating activities	$641.5	$48.1	$634.5	$(670.0)	$654.1
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	—	—	(1,373.9)	—	(1,373.9)
Acquisition	—	—	(304.9)	—	(304.9)
Contributions to unconsolidated affiliates	—	—	(4.6)	—	(4.6)
Distributions received from unconsolidated affiliates	—	17.3	7.6	—	24.9
Proceeds from sale of assets	—	—	0.7	—	0.7
Cash provided by (used in) investing activities	—	17.3	(1,675.1)	—	(1,657.8)
Financing activities
Cash distributions:
General and limited partners	(670.0)	(670.0)	—	670.0	(670.0)
Noncontrolling interests	—	—	(0.4)	—	(0.4)
Borrowing of notes payable, net	47.0	—	—	—	47.0
Issuance of long-term debt, net of discounts	1,247.8	—	—	—	1,247.8
Long-term debt financing costs	(10.2)	—	—	—	(10.2)
Intercompany borrowings (advances), net	(1,837.2)	790.5	1,046.7	—	—
Repayment of long-term debt	—	—	(5.7)	—	(5.7)
Issuance of common units, net of issuance costs	569.2	—	—	—	569.2
Contribution from general partner	11.9	—	—	—	11.9
Cash provided by (used in) financing activities	(641.5)	120.5	1,040.6	670.0	1,189.6
Change in cash and cash equivalents	—	185.9	—	—	185.9
Cash and cash equivalents at beginning of period	—	537.1	—	—	537.1
Cash and cash equivalents at end of period	$—	$723.0	$—	$—	$723.0

	Nine Months Ended September 30, 2012
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Operating activities
Cash provided by operating activities	$551.0	$54.5	$566.0	$(551.0)	$620.5
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	—	—	(1,011.5)	—	(1,011.5)
Contributions to unconsolidated affiliates	—	—	(21.3)	—	(21.3)
Distributions received from unconsolidated affiliates	—	16.8	8.9	—	25.7
Proceeds from sale of assets	—	—	1.7	—	1.7
Cash provided by (used in) investing activities	—	16.8	(1,022.2)	—	(1,005.4)
Financing activities
Cash distributions:
General and limited partners	(551.0)	(551.0)	—	551.0	(551.0)
Noncontrolling interests	—	—	(0.6)	—	(0.6)
Issuance of long-term debt, net of discounts	1,295.0	—	—	—	1,295.0
Long-term debt financing costs	(9.7)	—	—	—	(9.7)
Intercompany borrowings (advances), net	(1,873.9)	1,408.2	465.7	—	—
Repayment of long-term debt	(350.0)	—	(8.9)	—	(358.9)
Issuance of common units, net of issuance costs	919.5	—	—	—	919.5
Contribution from general partner	19.1	—	—	—	19.1
Cash provided by (used in) financing activities	(551.0)	857.2	456.2	551.0	1,313.4
Change in cash and cash equivalents	—	928.5	—	—	928.5
Cash and cash equivalents at beginning of period	—	35.1	—	—	35.1
Cash and cash equivalents at end of period	$—	$963.6	$—	$—	$963.6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to Consolidated Financial Statements in this Quarterly Report, as well as our Annual Report.

RECENT DEVELOPMENTS

Market Conditions - Natural gas and natural gas liquids supply continues to increase from drilling activities in crude oil and NGL-rich resource areas. These increased drilling activities have resulted in generally lower NGL prices as well as minimal price volatility and narrower location and seasonal price differentials for natural gas and NGLs in the markets we serve. The price differential between the typically higher valued NGL products and the value of natural gas, particularly the price differential between ethane and propane to natural gas, has influenced the volume of ethane natural gas processing plants make available to be gathered in our Natural Gas Liquids segment.  When economic conditions warrant, certain natural gas processors elect not to recover the ethane component of the natural gas stream, also known as ethane rejection, and instead leave the ethane component in the natural gas stream sold at the tailgate of natural gas processing plants.  Price differentials between ethane and natural gas resulted in ethane rejection at most of our natural gas processing plants and some of our customers’ natural gas processing plants connected to our natural gas liquids gathering system in the Mid-Continent and Rocky Mountain regions during the first nine months of 2013, which reduced natural gas liquids volumes gathered and fractionated in our Natural Gas Liquids segment and our results of operations.

We expect ethane rejection to continue through 2015, although at volume levels below those experienced during the first nine months of 2013. We expect ethane rejection will persist through 2014 at natural gas processing plants, including our own plants, connected to our NGL system in the Mid-Continent and Rocky Mountain regions; and plants located in the Rocky Mountain region, particularly the Williston Basin, will continue to reject ethane through much of 2015. Ethane rejection is expected to have a significant impact on our financial results over this period. However, our integrated NGL assets enable us to mitigate partially the impact of ethane rejection through minimum volume agreements and our ability to utilize the transportation capacity made available due to ethane rejection to capture additional NGL location price differentials in our optimization activities. In addition, new NGL supply commitments are expected to provide incremental volumes in 2014 and 2015 to further mitigate the impact of ethane rejection on our Natural Gas Liquids segment. See additional discussion in the “Financial Results and Operating Information” section in our Natural Gas Liquids segment.

North American natural gas production continues to increase at a faster rate than demand, primarily as a result of increased production from nonconventional resource areas such as shales.  Producers currently receive higher market prices on a heating-value basis for crude oil and composite NGLs compared with natural gas. As a result, many producers continue to focus their drilling activity in shale areas that produce crude oil and NGL-rich natural gas rather than in areas with dry natural gas production. We expect continued demand for midstream infrastructure development, driven by producers who need to connect emerging production with end-use markets where current infrastructure is insufficient or nonexistent.

Sage Creek Acquisition - On September 30, 2013, we completed the acquisition of a business comprised of natural gas gathering and processing and natural gas liquids facilities in Converse and Campbell counties, Wyoming, in the NGL-rich Niobrara Shale formation of the Powder River Basin for $305 million, subject to customary purchase price adjustments. These assets consist primarily of a 50 MMcf/d natural gas processing facility, the Sage Creek plant, and related natural gas gathering and natural gas liquids infrastructure. Included in the acquisition were supply contracts providing for long-term acreage dedications from producers in the area, which are structured with POP and fee-based contractual terms. We plan to invest approximately $135 million, excluding AFUDC, to upgrade and construct natural gas gathering and processing infrastructure and natural gas liquids gathering pipelines. The acquisition is complementary to our existing natural gas liquids assets and provides additional natural gas gathering and processing and natural gas liquids gathering capacity in a region where producers are actively drilling for crude oil and NGL-rich natural gas.

Growth Projects - Crude oil and natural gas producers continue to drill aggressively for crude oil and NGL-rich natural gas, and related development activities continue to progress in many regions where we have operations.  We expect continued development of the crude oil and NGL-rich natural gas reserves in the Bakken Shale and Three Forks formations in the Williston Basin, the Niobrara Shale formation in the Powder River Basin and in the Cana-Woodford Shale, Woodford Shale, Granite Wash and Mississippian Lime areas in the Mid-Continent region.  In response to this increased production of crude oil, natural gas and NGLs, and higher demand for NGL products generally from the petrochemical industry, we are investing approximately $5.3 billion to $5.6 billion in new capital projects from 2010 through 2016 to meet the needs of natural gas producers and processors in these regions, as well as enhancing our natural gas liquids fractionation, distribution and storage infrastructure in the Gulf Coast region.  The execution of these capital investments aligns with our focus to grow fee-based earnings.  Our acreage dedications and supply commitments from producers and natural gas processors in regions associated with our growth projects are expected to provide incremental and long-term fee-based earnings and cash flows.

See additional discussion of our other growth projects in the “Financial Results and Operating Information” section in our Natural Gas Gathering and Processing and Natural Gas Liquids segments.

Cash Distributions - In October 2013, our general partner declared a cash distribution of $0.725 per unit ($2.90 per unit on an annualized basis) for the third quarter of 2013, an increase of 0.5 cents from the previous quarter, which will be paid on November 14, 2013, to unitholders of record as of the close of business on November 4, 2013.

Transactions with Affiliates - We have transactions with our affiliate ONEOK Energy Services Company, a subsidiary of ONEOK. Our Natural Gas Gathering and Processing segment sells natural gas to ONEOK Energy Services Company, and our Natural Gas Pipelines segment provides transportation and storage services to ONEOK Energy Services Company. Additionally, our Natural Gas Gathering and Processing and Natural Gas Liquids segments purchase a portion of the natural gas used in their operations from ONEOK Energy Services Company. All of our Natural Gas Gathering and Processing segment’s commodity derivative financial contracts are with ONEOK Energy Services Company, and it enters into similar commodity derivative financial contracts with third parties at our direction and on our behalf. In June 2013, ONEOK announced an accelerated wind down of ONEOK Energy Services Company operations that is expected to be substantially completed by April 2014. We expect to continue providing our customers midstream services, including marketing natural gas, NGLs and condensate as a service for third parties or other ONEOK affiliates. We expect to enter into future commodity derivative financial contracts with unaffiliated third parties or ONEOK affiliates after the wind down is completed.

On July 25, 2013, ONEOK announced that its Board of Directors unanimously authorized management to pursue a plan to separate its natural gas distribution business into a standalone publicly traded company, to be named ONE Gas, Inc.  Upon completion of the transaction, ONEOK and its subsidiaries would continue to be our sole general partner and own limited partners units, which together at September 30, 2013, represented a 41.3 percent interest in us.  We do not expect the proposed ONEOK separation to impact us.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

The following table sets forth certain selected consolidated financial results for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2013 vs. 2012		2013 vs. 2012
Financial Results	2013	2012	2013	2012	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Revenues	$3,134.7	$2,547.5	$8,420.4	$7,266.4	$587.2	23%	$1,154.0	16%
Cost of sales and fuel	2,711.1	2,127.8	7,214.3	6,024.1	583.3	27%	1,190.2	20%
Net margin	423.6	419.7	1,206.1	1,242.3	3.9	1%	(36.2)	(3%)
Operating costs	122.3	121.1	384.6	360.4	1.2	1%	24.2	7%
Depreciation and amortization	61.2	49.8	174.1	150.0	11.4	23%	24.1	16%
Gain (loss) on sale of assets	—	(0.4)	0.4	0.6	0.4	(100%)	(0.2)	(33%)
Operating income	$240.1	$248.4	$647.8	$732.5	$(8.3)	(3%)	$(84.7)	(12%)
Equity earnings from investments	$27.5	$28.6	$79.7	$92.4	$(1.1)	(4%)	$(12.7)	(14%)
Interest expense	$(57.7)	$(47.8)	$(171.1)	$(148.1)	$9.9	21%	$23.0	16%
Capital expenditures	$449.1	$375.3	$1,373.9	$1,011.5	$73.8	20%	$362.4	36%

Revenues increased for the three and nine months ended September 30, 2013, compared with the same periods last year, due to higher natural gas and NGL volumes from our recently completed capital projects, offset partially by significantly narrower NGL price differentials between the Mid-Continent market center at Conway, Kansas, and the Gulf Coast market center at Mont Belvieu, Texas, the impact of ethane rejection in our Natural Gas Liquids segment and lower net realized natural gas and NGL product prices in our Natural Gas Gathering and Processing segment.  The increase in natural gas and NGL supply resulting from the development of unconventional resource areas in North America has caused narrower natural gas location and seasonal price differentials in the markets we serve and generally lower NGL prices and narrower NGL location price differentials during the first nine months of 2013, compared with the same period last year.

NGL location price differentials were significantly narrower between the Mid-Continent market center at Conway, Kansas and the Gulf Coast market center at Mont Belvieu, Texas, for the three and nine months ended September 30, 2013, compared with the same periods last year, due primarily to strong NGL production growth from the development of NGL-rich areas and high ethane inventory levels at Mont Belvieu. An unusually long maintenance outage season in the petrochemical industry during 2013 reduced ethane demand, which contributed to the higher ethane inventory levels.

The differential between the composite price of NGL products and the price of natural gas, particularly the differential between ethane and natural gas, may influence the volume of NGLs recovered from natural gas processing plants.  Lower ethane prices have resulted in ethane rejection at most of our natural gas processing plants and some of our customers’ natural gas processing plants connected to our natural gas liquids system in the Mid-Continent and Rocky Mountain regions during the first nine months of 2013.

Operating income for the third quarter 2013, compared with the same period last year, was lower due to significantly narrower NGL location price differentials, lower net realized natural gas and NGL product prices, the impact of ethane rejection and increased depreciation and amortization from the growth of our operations offset partially by higher natural gas and NGL volumes in our Natural Gas Gathering and Processing and Natural Gas Liquids segments from our recently completed capital projects.
The decrease in operating income for the nine-month period reflects narrower NGL location price differentials, lower net realized natural gas and NGL product prices and the impact of ethane rejection, offset partially by higher volumes in the Natural Gas Gathering and Processing and Natural Gas Liquids segments from our recently completed capital projects. Depreciation and amortization and operating costs increased for the nine months ended September 30, 2013, compared with the same period last year, due primarily to the growth of our operations related to our completed capital projects. Equity earnings from investments decreased due to the impact of ethane rejection on Overland Pass Pipeline Company and decreased transportation rates on Northern Border Pipeline.

Interest expense increased for the three and nine months ended September 30, 2013, compared with the same periods last year, due primarily to interest costs from our $1.3 billion debt issuance in September 2012, offset partially by higher capitalized interest associated with investments in our growth projects.

Capital expenditures increased for the three and nine months ended September 30, 2013, compared with the same period last year, due primarily to the growth projects in our Natural Gas Gathering and Processing and Natural Gas Liquids segments.

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

We gather and process natural gas in the Mid-Continent region, which includes the NGL-rich Cana-Woodford Shale, Woodford Shale, Granite Wash area and the Mississippian Lime formation of Oklahoma and Kansas and the Hugoton and Central Kansas Uplift Basins of Kansas.  We also gather and/or process natural gas in two producing basins in the Rocky Mountain region:  the Williston Basin, which spans portions of Montana and North Dakota and includes the oil-producing, NGL-rich Bakken Shale and Three Forks formations; and the Powder River Basin of Wyoming, which includes the NGL-rich Frontier, Turner, Sussex, and Niobrara Shale formations.  Coal-bed methane, or dry natural gas, in the Powder River Basin does not require processing or NGL extraction in order to be marketable; dry natural gas is gathered, compressed and delivered into a downstream pipeline or marketed for a fee.

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

Growth Projects - Our Natural Gas Gathering and Processing segment is investing approximately $2.4 billion to $2.5 billion from 2010 through 2016 in growth projects in the Williston Basin, the Cana-Woodford Shale and the Powder River Basin areas that we expect will enable us to meet the rapidly growing needs of crude oil and natural gas producers in those areas.

Williston Basin Processing Plants and related projects - Our projects in this basin include five 100 MMcf/d natural gas processing facilities:  the Garden Creek, Garden Creek II and Garden Creek III plants located in McKenzie County, North Dakota, and the Stateline I and Stateline II plants located in Williams County, North Dakota.  We have acreage dedications of approximately 3.1 million acres supporting these plants.  In addition, we are expanding and upgrading our existing natural gas gathering and compression infrastructure and also adding new well connections associated with these plants. The Garden Creek plant was placed in service in December 2011 and, together with the related infrastructure, cost approximately $360 million, excluding AFUDC. We expect construction costs, excluding AFUDC, for the Garden Creek II plant and related infrastructure will be $310 million to $345 million, and for the Garden Creek III plant and related infrastructure will be approximately $325 million to $360 million. The Garden Creek II and Garden Creek III plants are expected to be completed during the third quarter 2014 and the first quarter 2015, respectively. The Stateline I natural gas processing facility was placed into service in September 2012, and the Stateline II natural gas processing facility was placed into service in April 2013. Together with the related infrastructure, the Stateline I and Stateline II plants are expected to cost approximately $590 million to $610 million, excluding AFUDC.

We are investing approximately $150 million to construct a 270-mile natural gas gathering system and related infrastructure in Divide County, North Dakota.  The system gathers and transports natural gas from producers in the Bakken Shale and Three Forks formations in the Williston Basin to our Stateline natural gas processing facilities in Williams County, North Dakota. We have secured long-term acreage dedications from producers for this new system, which are structured with POP and fee-based contractual terms. The system was placed in service during the second quarter 2013 and cost approximately $130 million, excluding AFUDC. The remaining $20 million investment to expand the system is expected to be completed by the end of 2014 as producers continue their drilling activity.

Sage Creek acquisition and related projects - On September 30, 2013, we completed the acquisition of a business comprised of natural gas gathering and processing and natural gas liquids facilities in the NGL-rich Niobrara Shale formation of the Powder River Basin which includes a 50 MMcf/d natural gas processing facility, the Sage Creek plant, and related natural gas gathering infrastructure.  Included in the acquisition were supply contracts providing for long-term acreage dedications from producers in the area, which are structured with POP and fee-based contractual terms. We plan to invest approximately $50 million, excluding AFUDC, through 2016 to upgrade and construct natural gas gathering and processing infrastructure.

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

In all of our growth project areas, nearly all of the new gas production is from horizontally drilled and completed wells.  These wells tend to produce at higher initial volumes resulting generally in higher initial decline rates than conventional vertical wells; however, the decline rates flatten out over time.  These wells are expected to have long productive lives.  The routine growth capital needed to connect to new wells and expand our infrastructure is expected to increase compared with our historical levels of routine growth capital.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in “Liquidity and Capital Resources.”

Selected Financial Results - The following table sets forth certain selected financial results for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2013 vs. 2012		2013 vs. 2012
Financial Results	2013	2012	2013	2012	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$323.4	$228.5	$848.3	$672.2	$94.9	42%	$176.1	26%
Residue gas sales	153.0	105.4	442.7	270.7	47.6	45%	172.0	64%
Gathering, compression, dehydration and processing fees and other revenue	56.6	45.2	161.8	129.8	11.4	25%	32.0	25%
Cost of sales and fuel	402.1	263.2	1,087.4	740.4	138.9	53%	347.0	47%
Net margin	130.9	115.9	365.4	332.3	15.0	13%	33.1	10%
Operating costs	45.1	39.4	141.7	120.9	5.7	14%	20.8	17%
Depreciation and amortization	27.4	19.6	76.4	61.3	7.8	40%	15.1	25%
Gain on sale of assets	0.1	0.1	0.4	1.2	—	—%	(0.8)	(67%)
Operating income	$58.5	$57.0	$147.7	$151.3	$1.5	3%	$(3.6)	(2%)
Equity earnings from investments	$4.7	$5.5	$16.2	$21.0	$(0.8)	(15%)	$(4.8)	(23%)
Capital expenditures	$204.5	$157.7	$574.5	$435.1	$46.8	30%	$139.4	32%

Net margin increased for the three months ended September 30, 2013, compared with the same period last year, primarily as a result of the following:

•
an increase of $21.1 million due primarily to volume growth in the Williston Basin from our new Stateline I and Stateline II natural gas processing plants and increased well connections resulting in higher natural gas volumes gathered, compressed, processed, transported and sold, and higher fees; offset partially by

•	a decrease of $4.3 million due primarily to lower net realized NGL product prices; and

•	a decrease of $1.8 million due to changes in contract mix and terms associated with our volume growth.

Net margin increased for the nine months ended September 30, 2013, compared with the same period last year, primarily as a result of the following:

•
an increase of $66.0 million due primarily to volume growth in the Williston Basin from our new Stateline I and Stateline II natural gas processing plants and increased well connections resulting in higher natural gas volumes gathered, compressed, processed, transported and sold, and higher fees; and

•	an increase of $6.4 million due to a contract settlement; offset partially by

•	a decrease of $25.8 million due primarily to lower net realized NGL product prices;

•	a decrease of $8.3 million due to changes in contract mix and terms associated with our volume growth; and

•	a decrease of $2.8 million due to lower dry natural gas volumes gathered as a result of continued declines in coal-bed methane production in the Powder River Basin.

Operating costs increased for the three months ended September 30, 2013, compared with the same period last year, primarily as a result of the growth of our operations, which reflects the operations of our Stateline I and Stateline II natural gas processing plants and related infrastructure that were placed in service in September 2012 and April 2013, respectively, including the following:

•	an increase of $4.7 million due to higher materials and supplies, and outside services expenses; and

•	an increase of $1.0 million in employee-related costs due to higher labor and employee benefit costs, offset partially by lower incentive compensation costs.

Operating costs increased for the nine months ended September 30, 2013, compared with the same period last year, primarily as a result of the growth of our operations, including the following;

•	an increase of $10.4 million due to higher materials and supplies, and outside services expenses;

•	an increase of $6.6 million in employee-related costs due to higher labor and employee benefit costs, offset partially by lower incentive compensation costs; and

•	an increase of $2.1 million due to higher ad valorem taxes.

Depreciation and amortization expense increased for the three and nine months ended September 30, 2013, compared with the same periods last year, due to the completion of our Stateline I and Stateline II natural gas processing plants, well connections and infrastructure projects supporting our volume growth in the Williston Basin.

Equity earnings decreased for the nine months ended September 30, 2013, due primarily to lower earnings at Venice Energy Services Company, a natural gas processing facility in which we own 10 percent interest, resulting from lower NGL prices, and declines in volumes gathered by our equity investments in the Powder River Basin.

Capital expenditures increased for the three and nine months ended September 30, 2013, compared with the same periods last year, due primarily to our growth projects discussed above. During the third quarter 2013, we connected approximately 340 new wells to our systems compared with approximately 280 in the same period last year. For the nine months ended September 30, 2013, we connected approximately 950 wells to our systems compared with approximately 710 in the same period last year.

Selected Operating Information - The following table sets forth selected operating information for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information (a)	2013	2012	2013	2012
Natural gas gathered (BBtu/d)	1,389	1,149	1,311	1,091
Natural gas processed (BBtu/d) (b)	1,135	906	1,060	833
NGL sales (MBbl/d)	83	62	77	57
Residue gas sales (BBtu/d)	521	416	475	386
Realized composite NGL net sales price ($/gallon) (c)	$0.90	$1.10	$0.87	$1.07
Realized condensate net sales price ($/Bbl) (c)	$90.68	$86.54	$87.40	$87.72
Realized residue gas net sales price ($/MMBtu) (c)	$3.36	$3.69	$3.48	$3.74
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.
(c) - Presented net of the impact of hedging activities on our equity volumes.

Natural gas volumes gathered and processed and natural gas and NGLs sold increased for the three and nine months ended September 30, 2013, compared with the same periods last year, due to increased well connections in the Williston Basin and western Oklahoma, completion of additional gathering lines and compression, including our Divide County gathering system, to support our new Stateline I and Stateline II natural gas processing plants placed in service in September 2012 and April 2013, respectively, offset partially by continued declines in coal-bed methane production in the Powder River Basin in Wyoming.

The quantity and composition of NGLs and natural gas continues to change as our new natural gas processing plants in the Williston Basin are placed in service. Our Garden Creek, Stateline I and Stateline II plants have the capability to recover ethane when economic conditions warrant but did not recover ethane during the first nine months of 2013. As a result, our equity NGL volumes are weighted more toward propane, iso-butane, normal butane and natural gasoline compared with the same period last year.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information (a) (d)	2013	2012	2013	2012
Commodity
NGL sales (Bbl/d) (b)	14,621	11,487	13,827	11,097
Residue gas sales (MMBtu/d) (c)	76,801	54,435	67,722	46,636
Condensate sales (Bbl/d) (b)	2,018	2,025	2,373	2,401
Percentage of total net margin	66%	70%	65%	69%
Fee-based
Wellhead volumes (MMBtu/d)	1,389,485	1,149,072	1,310,734	1,091,063
Average rate ($/MMBtu)	$0.35	$0.34	$0.35	$0.35
Percentage of total net margin	34%	30%	35%	31%
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

Commodity-Price Risk - The following tables set forth our Natural Gas Gathering and Processing segment’s hedging information for our equity volumes for the periods indicated:

	Three Months Ending December 31, 2013
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (Bbl/d)	9,034	$1.11	/ gallon	61%
Condensate (Bbl/d)	2,213	$2.41	/ gallon	80%
Total (Bbl/d)	11,247	$1.37	/ gallon	64%
Natural gas (MMBtu/d)	68,315	$3.90	/ MMBtu	75%

	Year Ending December 31, 2014
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (Bbl/d)	1,475	$1.37	/ gallon	11%
Condensate (Bbl/d)	2,233	$2.24	/ gallon	66%
Total (Bbl/d)	3,708	$1.89	/ gallon	22%
Natural gas (MMBtu/d)	69,274	$4.11	/ MMBtu	63%

	Year Ending December 31, 2015
	Volumes Hedged	Average Price		Percentage Hedged
Natural gas (MMBtu/d)	48,877	$4.19	/ MMBtu	41%
We expect our natural gas liquids and natural gas commodity-price sensitivity within this segment to increase in the future as our capital projects are completed and volumes increase under POP contracts with our customers.  Our Natural Gas Gathering and Processing segment’s commodity-price sensitivity is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at September 30, 2013, excluding the effects of hedging and assuming normal operating conditions.  Our condensate sales are based on the price of crude oil.  We estimate the following:

•	a $0.01 per-gallon change in the composite price of NGLs would change annual net margin by approximately $2.0 million;

•	a $1.00 per-barrel change in the price of crude oil would change annual net margin by approximately $1.3 million; and

•	a $0.10 per-MMBtu change in the price of natural gas would change annual net margin by approximately $3.7 million.

These estimates do not include any effects on demand for our services or processing plant operations that might be caused by, or arise in conjunction with, commodity price fluctuations.  For example, a change in the gross processing spread may cause a change in the amount of ethane extracted from the natural gas stream, impacting gathering and processing margins for certain contracts.

See Note D of the Notes to Consolidated Financial Statements in this Quarterly Report for more information on our hedging activities.

Equity Investments - Low natural gas prices and the relatively higher crude oil and NGL prices, compared with natural gas on a heating-value basis, have caused producers primarily to focus development efforts on crude oil and NGL-rich supply basins rather than areas with dry natural gas production, such as the coal-bed methane areas in the Powder River Basin.  The reduced coal-bed methane development activities and natural production declines in the dry natural gas formations of the Powder River Basin have resulted in lower natural gas volumes available to be gathered.  While the reserve potential in the dry natural gas formations of the Powder River Basin still exists, future drilling and development will be affected by commodity prices and producers’ alternative prospects.

Due to recent reductions in producer activity and declines in natural gas volumes gathered in the Powder River Basin on the Bighorn Gas Gathering system, in which we own a 49 percent equity interest, we tested our investment for impairment at March 31, 2013. The estimated fair value exceeded the carrying value; however, a decline of 10 percent or more in the fair value of our investment in Bighorn Gas Gathering would result in a noncash impairment charge. We were not able to reasonably estimate a range of potential future impairment charges, as many of the assumptions that would be used in our estimate of fair value are dependent upon events beyond our control. There were no impairment indicators identified in the third quarter 2013. The carrying amount of our investment at September 30, 2013, was $88.7 million, which includes $53.4 million in equity method goodwill.

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

Revenues for our Natural Gas Liquids segment are derived primarily from nondiscretionary fee-based services that we provide to our customers and from the physical optimization of our assets.  Our fee-based services have increased due primarily to new supply connections, expansion of existing connections and our previously completed capital projects, including our Bakken NGL Pipeline, Cana-Woodford Shale and Granite Wash projects, and expansion of our NGL fractionation capacity.  Our sources of revenue are categorized as exchange services, optimization and marketing, pipeline transportation, isomerization and storage, which are defined as follows:

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

•	Our storage activities include fee-based NGL storage services at our Mid-Continent and Gulf Coast underground storage facilities.

Growth Projects - Our growth strategy in the Natural Gas Liquids segment is focused around the crude oil and NGL-rich natural gas drilling activity in shale and other unconventional resource areas from the Rocky Mountain region through the Mid-Continent region into Texas.  Increasing crude oil, natural gas and NGL production resulting from this activity and higher petrochemical industry demand for NGL products have required additional capital investments to expand our infrastructure to bring these commodities from supply basins to market.  Expansion of the petrochemical industry in the United States is expected to increase ethane demand significantly in the next three to five years, and international demand for NGLs, particularly propane, is also increasing and is expected to continue in the future.  Our Natural Gas Liquids segment is investing approximately $2.9 billion to $3.1 billion in NGL-related projects from 2010 through 2015.  These investments will accommodate the transportation and fractionation of growing NGL supply from shale and other resource development areas across our asset base and alleviate infrastructure constraints between the Mid-Continent and Gulf Coast market centers to meet increasing petrochemical industry and NGL export demand in the Gulf Coast.  Over time, these growing fee-based NGL volumes are expected to fill much of our natural gas liquids pipeline capacity used historically to capture the NGL price differentials between the two market centers.  During the second half 2012 and through the third quarter 2013, NGL price differentials narrowed significantly between the Mid-Continent and Gulf Coast market centers. We expect these narrower NGL price differentials to continue as new fractionators and pipelines, including our growth projects discussed below, continue to alleviate constraints between the Conway, Kansas, and Mont Belvieu, Texas, natural gas liquids market centers.

Sterling III Pipeline - We are constructing a 540-plus-mile natural gas liquids pipeline, the Sterling III Pipeline, which will have the flexibility to transport either unfractionated NGLs or NGL products from the Mid-Continent to the Gulf Coast.  The Sterling III Pipeline will traverse the NGL-rich Woodford Shale that is currently under development, as well as provide transportation capacity for the growing NGL production from the Cana-Woodford Shale and Granite Wash areas, where the pipeline can gather unfractionated NGLs from the new natural gas processing plants that are being built as a result of NGL supply growth in these areas.  The Sterling III Pipeline is designed to transport up to 193 MBbl/d of NGL production from our natural gas liquids infrastructure at Medford, Oklahoma, to our storage and fractionation facilities in Mont Belvieu, Texas.  We have multi-year supply commitments from producers and natural gas processors for approximately 75 percent of the pipeline’s capacity.  Installation of additional pump stations could expand the capacity of the pipeline to 250 MBbl/d. The pipeline is expected to be completed late this year.

The project also includes reconfiguration of our existing Sterling I and Sterling II pipelines, which currently distribute NGL products between the Mid-Continent and Gulf Coast natural gas liquids market centers, to transport either unfractionated NGLs or NGL products. The project costs for the new pipeline and reconfiguration projects are estimated to be $700 million to $800 million, excluding AFUDC.

MB-2 Fractionator - We are constructing a new 75 MBbl/d fractionator, MB-2, near our storage facility in Mont Belvieu, Texas.  Construction began in June 2011 and is expected to be in service November 2013.  The cost of the new fractionator is estimated to be $360 million to $390 million, excluding AFUDC.  We have multi-year supply commitments from producers and natural gas processors for all of the fractionator’s capacity.

MB-3 Fractionator - We are constructing an additional 75 MBbl/d fractionator, MB-3, near our storage facility in Mont Belvieu, Texas.  In addition, we plan to expand and upgrade our existing natural gas liquids gathering and pipeline infrastructure, including new connections to natural gas processing facilities and increasing the capacity of the Arbuckle and Sterling II natural gas liquids pipelines.  The MB-3 fractionator and related infrastructure are expected to cost approximately $525 million to $575 million, excluding AFUDC.  The MB-3 fractionator is expected to be completed in the fourth quarter 2014.  We have multi-year supply commitments from producers and natural gas processors for approximately 80 percent of the fractionator’s capacity.

Ethane Header Pipeline - In April 2013, we placed in service a 12-inch diameter ethane header pipeline that creates a new point of interconnection between our Mont Belvieu, Texas, NGL fractionation and storage assets and several petrochemical customers. The new pipeline was designed to transport up to 400 MBbl/d from our 80 percent-owned, 160 MBbl/d MB-1 fractionator and our wholly owned 75 MBbl/d MB-2 and MB-3 fractionators and our ethane/propane splitter that are currently under construction. The project cost approximately $23 million, excluding AFUDC.

Ethane/Propane Splitter - We are constructing a new 40 MBbl/d ethane/propane splitter at our Mont Belvieu storage facility to split ethane/propane mix into purity ethane in order to meet the needs of petrochemical customers, which we expect will grow over the long term.  The facility will be capable of producing 32 MBbl/d of purity ethane and 8 MBbl/d of propane, and is expected to be completed during the first quarter 2014.  The ethane/propane splitter is expected to cost approximately $45 million, excluding AFUDC.

Bakken NGL Pipeline and related projects - The Bakken NGL Pipeline, a 600-mile natural gas liquids pipeline with designed capacity to transport 60 MBbl/d of unfractionated NGLs from the Williston Basin to the Overland Pass Pipeline, was placed in service in April 2013.  The unfractionated NGLs then are delivered to our existing natural gas liquids fractionation and distribution infrastructure in the Mid-Continent.  NGL supply commitments for the Bakken NGL Pipeline are anchored by NGL production from our natural gas processing plants.

We are investing an additional $100 million to install additional pump stations on the Bakken NGL Pipeline to increase its capacity to 135 MBbl/d from the original designed capacity of 60 MBbl/d. Project costs for the new pipeline, including the expansion, are estimated to be $590 million to $620 million, excluding AFUDC. The expansion is expected to be completed in the third quarter 2014.

The unfractionated NGLs from the Bakken NGL Pipeline and other supply sources under development in the Rocky Mountain region required installing additional pump stations and expanding existing pump stations on the Overland Pass Pipeline in which we own a 50 percent equity interest.  These additions and expansions were completed in the second quarter 2013 and increased the capacity of the Overland Pass Pipeline to 255 MBbl/d.  Our share of the costs for this project was approximately $36 million, excluding AFUDC.

Sage Creek related infrastructure - On September 30, 2013, we completed the acquisition of a business comprised of natural gas gathering and processing and natural gas liquids facilities in the NGL-rich Niobrara Shale formation of the Powder River Basin which includes a natural gas liquids pipeline. The acquired natural gas liquids pipeline will be integrated into our natural gas liquids system and used as a platform for future growth opportunities. We plan to invest approximately $85 million, excluding AFUDC, to build new natural gas liquids pipeline infrastructure and connect the Sage Creek natural gas processing plant to our Bakken NGL Pipeline. These projects are expected to be completed by the end of 2014.

Bushton Fractionator expansion - In September 2012, we placed in service an expansion and upgrade to our existing NGL fractionation capacity at Bushton, Kansas, increasing capacity to 210 MBbl/d from 150 MBbl/d. This additional capacity is necessary to accommodate the volume growth from the Mid-Continent and Williston Basin. The project cost approximately $117 million, excluding AFUDC.

New natural gas liquids pipeline and modification of Hutchinson fractionation infrastructure - We plan to invest approximately $140 million, excluding AFUDC, to construct a new 95-mile natural gas liquids pipeline that will connect our existing natural gas liquids fractionation and storage facilities in Hutchinson, Kansas, to similar facilities in Medford, Oklahoma. These projects also include related modifications to existing natural gas liquids fractionation infrastructure at Hutchinson, Kansas, to accommodate additional unfractionated NGLs produced in the Williston Basin. The pipeline and related modifications are expected to be completed during the first quarter 2015.

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

Selected Financial Results and Operating Information - The following table sets forth certain selected financial results and operating information for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2013 vs. 2012		2013 vs. 2012
Financial Results	2013	2012	2013	2012	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$2,642.9	$2,109.1	$6,960.5	$6,058.9	$533.8	25%	$901.6	15%
Exchange service and storage revenues	215.9	187.3	617.3	505.8	28.6	15%	111.5	22%
Transportation revenues	16.0	14.6	52.8	45.5	1.4	10%	7.3	16%
Cost of sales and fuel	2,648.6	2,076.4	6,998.5	5,906.5	572.2	28%	1,092.0	18%
Net margin	226.2	234.6	632.1	703.7	(8.4)	(4%)	(71.6)	(10%)
Operating costs	57.0	56.8	171.1	166.6	0.2	—%	4.5	3%
Depreciation and amortization	23.0	18.6	65.0	54.2	4.4	24%	10.8	20%
Loss on sale of assets	—	0.4	—	0.5	(0.4)	(100%)	(0.5)	(100%)
Operating income	$146.2	$158.8	$396.0	$482.4	$(12.6)	(8%)	$(86.4)	(18%)
Equity earnings from investments	$6.3	$4.8	$15.4	$16.4	$1.5	31%	$(1.0)	(6%)
Capital expenditures	$230.8	$212.3	$774.3	$561.5	$18.5	9%	$212.8	38%

NGL price differentials were significantly narrower between the Mid-Continent market center at Conway, Kansas, and the Gulf Coast market center at Mont Belvieu, Texas, for the three and nine months ended September 30, 2013, compared with the same periods last year, due primarily to strong NGL production growth from the development of NGL-rich areas and high ethane inventory levels at Mont Belvieu. An unusually long maintenance outage season in the petrochemical industry during 2013 reduced ethane demand, which contributed to the higher ethane inventory levels. As a result of ethane rejection in the Rocky Mountain and Mid-Continent regions, there was increased capacity available on our pipelines that connect the Mid-Continent and Gulf Coast market centers, a portion of which we were able to utilize for optimization activities.

Net margin decreased for the three months ended September 30, 2013, compared with the same period last year, primarily as a result of the following:

•
a decrease of $42.3 million in optimization and marketing margins, which resulted from a $39.5 million decrease due primarily to significantly narrower NGL location price differentials offset partially by higher transportation capacity available for optimization activities due to ethane rejection, and a $17.8 million decrease in marketing margins, offset partially by a $15.0 million increase due primarily to more favorable NGL product price differentials. In the third quarter 2012, we realized higher marketing margins on the sale of NGL inventory held associated with the scheduled maintenance at our Mont Belvieu fractionation facility;

•	a decrease of $8.0 million resulting from the impact of ethane rejection, which resulted in lower NGL volumes; and

•	a decrease of $6.9 million related to lower isomerization volumes, resulting from the narrower price differential between normal butane and iso-butane; offset partially by

•
an increase of $35.0 million in exchange-services margins, which resulted from higher NGL volumes gathered, contract renegotiations for higher fees for our NGL exchange-services activities and higher revenues from customers with minimum volume obligations;

•
an increase of $9.8 million due to the impact of operational measurement gains of approximately $2.8 million in the third quarter 2013 compared with losses of approximately $7.0 million in the same period last year; and

•	an increase of $4.1 million in storage margins due primarily to contract renegotiations.

Net margin decreased for the nine months ended September 30, 2013, compared with the same period last year, primarily as a result of the following:

•	a decrease of $173.8 million in optimization and marketing margins, due primarily to significantly narrower NGL location price differentials;

•	a decrease of $32.0 million resulting from the impact of ethane rejection, which resulted in lower NGL volumes; and

•	a decrease of $15.8 million related to lower isomerization volumes, resulting from the narrower price differential between normal butane and iso-butane; offset partially by

•	an increase of $124.6 million in exchange-services margins, which resulted from higher NGL volumes gathered,

contract renegotiations for higher fees for our NGL exchange-services activities and higher revenues from customers with minimum volume obligations;

•
an increase of $19.7 million due to the impact of operational measurement gains of approximately $11.5 million in 2013 compared with losses of approximately $8.2 million in the same period last year; and

•	an increase of $5.7 million in storage margins due primarily to contract renegotiations.

Operating costs were relatively unchanged for the three months ended September 30, 2013, compared with the same period last year, primarily as a result of the following:

•	an increase of $2.8 million due to higher ad valorem taxes related to our completed capital projects; offset partially by

•
a decrease of $1.7 million in employee-related costs due to lower incentive compensation costs, offset partially by higher labor and employee benefit costs due to the growth of our operations related to our completed capital projects.

Operating costs increased for the nine months ended September 30, 2013, compared with the same period last year, primarily as a result of the following:

•	an increase of $3.6 million due to higher ad valorem taxes related to our completed capital projects; and

•
an increase of $2.0 million in employee-related costs due to higher labor and employee benefit costs due to the growth of our operations related to our completed capital projects, offset partially by lower incentive compensation costs.

Depreciation and amortization expense increased for the three and nine months ended September 30, 2013, compared with the same periods last year, due primarily to the higher depreciation associated with our completed capital projects.

Equity earnings increased for the three months ended September 30, 2013, compared with the same period last year due primarily to higher volumes delivered to Overland Pass Pipeline from our Bakken NGL Pipeline which was placed in service in April 2013, offset partially by reduced volumes as a result of ethane rejection. The impact of ethane rejection reduced equity earnings by $2.8 million and $10.7 million for the three and nine months ended September 30, 2013, respectively, compared with the same periods last year.

Capital expenditures increased for the three and nine months ended September 30, 2013, compared with the same periods last year, due primarily to expenditures related to our growth projects discussed above.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information	2013	2012	2013	2012
NGL sales (MBbl/d)	686	615	647	544
NGLs transported-gathering lines (MBbl/d) (b)	574	530	542	517
NGLs fractionated (MBbl/d) (a)	557	581	535	565
NGLs transported-distribution lines (MBbl/d) (b)	454	504	426	489
Conway-to-Mont Belvieu OPIS average price differential - ethane in ethane/propane mix ($/gallon)	$0.04	$0.16	$0.04	$0.21
(a) - Includes volumes at company-owned and third-party facilities.
(b) - Includes volumes for consolidated entities only.

NGLs transported on gathering lines increased for the three and nine months ended September 30, 2013, compared with the same periods last year, due primarily to increased volumes from the Williston Basin made available by our completed Bakken NGL Pipeline and increased volumes in the Mid-Continent and Texas made available through our Cana-Woodford Shale and Granite Wash projects, offset partially by decreases in NGL volumes gathered as a result of ethane rejection.

NGLs fractionated decreased for the three and nine months ended September 30, 2013, compared with the same periods last year, due primarily to decreased volumes as a result of ethane rejection during 2013, offset partially by higher volumes from the Williston Basin made available by our completed Bakken NGL Pipeline.

NGLs transported on distribution lines decreased for the three and nine months ended September 30, 2013, compared with the same periods last year, due primarily to decreased volumes as a result of ethane rejection.

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

Our transportation contracts for our regulated natural gas activities are based upon rates stated in our tariffs.  Tariffs specify the maximum rates that customers may be charged, which may be discounted to meet competition if necessary, and the general terms and conditions for pipeline transportation service, which are established at FERC or appropriate state jurisdictional agency proceedings known as rate cases.  In Texas and Kansas, natural gas storage service is a fee business that may be regulated by the state in which the facility operates and by the FERC for certain types of services.  In Oklahoma, natural gas storage operations are also a fee business but are not subject to rate regulation by the state and have market-based rate authority from the FERC for certain types of services.

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2013 vs. 2012		2013 vs. 2012
Financial Results	2013	2012	2013	2012	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$55.6	$54.9	$171.2	$163.8	$0.7	1%	$7.4	5%
Storage revenues	17.6	17.2	52.6	50.6	0.4	2%	2.0	4%
Gas sales and other revenues	2.7	7.7	13.1	16.1	(5.0)	(65%)	(3.0)	(19%)
Cost of sales	6.4	8.4	25.7	18.5	(2.0)	(24%)	7.2	39%
Net margin	69.5	71.4	211.2	212.0	(1.9)	(3%)	(0.8)	—%
Operating costs	23.5	26.3	75.6	78.3	(2.8)	(11%)	(2.7)	(3%)
Depreciation and amortization	10.8	11.6	32.7	34.5	(0.8)	(7%)	(1.8)	(5%)
Loss on sale of assets	—	—	—	0.1	—	—%	(0.1)	(100%)
Operating income	$35.2	$33.5	$102.9	$99.1	$1.7	5%	$3.8	4%
Equity earnings from investments	$16.5	$18.3	$48.1	$55.0	$(1.8)	(10%)	$(6.9)	(13%)
Capital expenditures	$11.1	$5.1	$22.5	$14.6	$6.0	*	$7.9	54%
* Percentage change is greater than 100 percent.

Operating income for the three and nine months ended September 30, 2013, compared with the same period last year, remained relatively unchanged. The changes in operating income for the three and nine month periods reflect an increase in transportation margins of $1.8 million and $6.1 million, respectively, due primarily to higher rates on Guardian Pipeline and higher contracted capacity with natural gas producers on our intrastate pipelines.
Equity earnings from our investments decreased for the three and nine months ended September 30, 2013, compared with the same periods last year, due to reduced transportation rates resulting from a Northern Border Pipeline rate settlement, effective January 1, 2013. The new long-term transportation rates are approximately 11 percent lower than previous rates, which reduced our equity earnings and are expected to reduce equity earnings and cash distributions from Northern Border Pipeline in the future. Substantially, all of Northern Border Pipeline’s long-haul transportation capacity has been contracted through March 2015.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information (a)	2013	2012	2013	2012
Natural gas transportation capacity contracted (MDth/d)	5,428	5,249	5,486	5,345
Transportation capacity subscribed	89%	87%	90%	88%
Average natural gas price
Mid-Continent region ($/MMBtu)	$3.42	$2.75	$3.56	$2.43
(a) - Includes volumes for consolidated entities only.

Our natural gas pipelines primarily serve end-users, such as natural gas distribution companies and electric-generation companies that require natural gas to operate their businesses regardless of location price differentials.  The development of shale and other resource areas has continued to increase available natural gas supply and has caused natural gas prices to decrease and location and seasonal price differentials to narrow.  As additional supply is developed, we expect producers to demand incremental services in the future to transport their production to market.  The abundance of shale natural gas supply and new regulations on emissions from coal-fired electric-generation plants may also increase the demand for our services from electric-generation companies if they were to convert to a natural gas fuel source.  Conversely, contracted capacity by certain customers that are focused on capturing location or seasonal price differentials may decrease in the future due to narrowing price differentials. Overall, we expect our fee-based earnings to remain relatively stable in the future as the development of shale and other resource areas continues.

In November 2012, the FERC initiated a review of Viking Gas Transmission’s rates pursuant to Section 5 of the Natural Gas Act. In August 2013, a settlement was reached and filed with the FERC providing for a 2 percent annual reduction in rates beginning January 1, 2014. An Administrative Law Judge certified the settlement in September 2013 and recommended FERC approval. We expect the FERC to approve the settlement as filed.

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

In the first nine months of 2013, we utilized cash from operations, our commercial paper program and proceeds from our debt and equity issuances to fund our short-term liquidity needs and our capital projects. See discussion under “Long-term Financing” for more information.

Our ability to continue to access capital markets for debt and equity financing under reasonable terms depends on our financial condition, credit ratings and market conditions.  We expect to fund our future capital expenditures with short- and long-term debt, the issuance of equity and operating cash flows.

Capital Structure - The following table sets forth our capitalization structure at the dates indicated:

	September 30,	December 31,
	2013	2012
Long-term debt	55%	52%
Equity	45%	48%
Debt (including notes payable)	55%	52%
Equity	45%	48%

Short-term Liquidity - Our principal sources of short-term liquidity consist of cash generated from operating activities and our commercial paper program.

The total amount of short-term borrowings authorized by our general partner’s Board of Directors is $2.5 billion.  At September 30, 2013, we had $47.0 million in commercial paper outstanding, no letters of credit issued and no borrowings outstanding under our Partnership Credit Agreement.  At September 30, 2013, we had approximately $723.0 million of cash and approximately $1.2 billion of credit available under the Partnership Credit Agreement.  At September 30, 2013, we could have issued $1.9 billion of short- and long-term debt to meet our liquidity needs under the most restrictive provisions contained in our various borrowing agreements.  Based on the forward LIBOR curve, we expect interest rates to increase in the next year, compared with interest rates on amounts outstanding during the previous 24 months.

Our Partnership Credit Agreement contains certain financial, operational and legal covenants.  Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our Partnership Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1.  If we consummate one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter of the acquisition and the two following quarters.  As a result of our Sage Creek acquisition on September 30, 2013, the allowable ratio of indebtedness to adjusted EBITDA increased to 5.5 to 1 for the current quarter and will remain at that level through the first quarter 2014. Upon breach of certain covenants by us in our Partnership Credit Agreement, amounts outstanding under our Partnership Credit Agreement, if any, may become due and payable immediately.  At September 30, 2013, our ratio of indebtedness to adjusted EBITDA was 4.2 to 1, and we were in compliance with all covenants under our Partnership Credit Agreement.

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

Based on our investment-grade credit ratings, general financial condition and market expectations regarding our future earnings and projected cash flows, we believe that we will be able to meet our cash requirements and maintain investment-grade credit ratings.

Debt Issuances - In September 2013, we completed an underwritten public offering of $1.25 billion of senior notes, consisting of $425 million, 3.2 percent senior notes due 2018, $425 million, 5.0 percent senior notes due 2023 and $400 million, 6.2 percent senior notes due 2043. A portion of the net proceeds from the offering of approximately $1.24 billion was used to repay amounts outstanding under our commercial paper program, and the balance will be used for general partnership purposes, including but not limited to capital expenditures.

In September 2012, we completed an underwritten public offering of $1.3 billion of senior notes, consisting of $400 million, 2.0 percent senior notes due 2017 and $900 million, 3.375 percent senior notes due 2022. A portion of the net proceeds from the offering of approximately $1.29 billion was used to repay amounts outstanding under our commercial paper program, and the balance was used for general partnership purposes, including but not limited to capital expenditures.

Equity Issuances - In August 2013, we completed an underwritten public offering of 11.5 million common units at a public offering price of $49.61 per common unit, generating net proceeds of approximately $553.4 million. In conjunction with this issuance, ONEOK Partners GP contributed approximately $11.6 million in order to maintain its 2 percent general partner interest in us. We used a portion of the proceeds from our August 2013 equity issuance to repay amounts outstanding under our $1.2 billion commercial paper program and the balance was used for general partnership purposes.

We have an “at-the-market” equity program for the offer and sale from time to time of our common units up to an aggregate amount of $300 million. The program allows us to offer and sell our common units at prices we deem appropriate through a sales agent. Sales of common units are made by means of ordinary brokers’ transactions on the NYSE, in block transactions, or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common units under the program. During the three months ended March 31, 2013, we sold common units through this program that resulted in net proceeds, including ONEOK Partners GP’s contribution to maintain its 2 percent general partner interest in us, of approximately $16.3 million. We used the proceeds for general partnership purposes. We did not sell any units under this program in the second or third quarter 2013.

As a result of these transactions, ONEOK’s aggregate ownership interest in us decreased to 41.3 percent at September 30, 2013, from 43.4 percent at December 31, 2012.

In March 2012, we completed an underwritten public offering of 8.0 million common units at a public offering price of $59.27 per common unit, generating net proceeds of approximately $460 million.  We also sold 8.0 million common units to ONEOK in a private placement, generating net proceeds of approximately $460 million.  In conjunction with the issuances, ONEOK Partners GP contributed approximately $19 million in order to maintain its 2 percent general partner interest in us. We used a portion of the proceeds from our March 2012 equity issuance to repay our $350 million, 5.9 percent senior notes due April 2012.

Interest-rate Swaps - We have entered into forward-starting interest-rate swaps to hedge the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. At September 30, 2013, and December 31, 2012, we had forward-starting interest-rate swaps with notional amounts totaling $400 million, which have settlement dates of more than 12 months.

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

Capital expenditures were $1.4 billion and $1.0 billion for the nine months ended September 30, 2013 and 2012, respectively.

The following table summarizes our 2013 projected growth and maintenance capital expenditures, excluding AFUDC:

	Growth	Maintenance	Total
	(Millions of dollars)
Natural Gas Gathering and Processing	$860	$20	$880
Natural Gas Pipelines	15	25	40
Natural Gas Liquids	1,125	50	1,175
Other	—	5	5
Total projected capital expenditures	$2,000	$100	$2,100

Credit Ratings - Our long-term debt credit ratings are shown in the table below:

Rating Agency	Rating	Outlook
Moody’s	Baa2	Stable
S&P	BBB	Negative

Our commercial paper program is rated Prime-2 by Moody’s and A2 by S&P.  Our credit ratings, which are currently investment grade, may be affected by a material change in our financial ratios or a material event affecting our business.  The most common criteria for assessment of our credit ratings are the debt-to-EBITDA ratio, interest coverage, business risk profile and liquidity.  In July 2013, S&P affirmed our current rating and revised its outlook to negative due to its expectation that weak commodity prices, particularly NGL prices, could weigh on our credit profile in 2014. If our credit ratings were downgraded, our cost to borrow funds under our commercial paper program or Partnership Credit Agreement would increase, and a potential loss of access to the commercial paper market could occur.  In the event that we are unable to borrow funds under our commercial paper program and there has not been a material adverse change in our business, we would continue to have access to our Partnership Credit Agreement.  An adverse rating change alone is not a default under our Partnership Credit Agreement. See additional discussion about our credit ratings under “Long-term Financing.”

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

The following table sets forth cash distributions paid, including our general partner’s incentive distribution interests, during the periods indicated:

	Nine Months Ended
	September 30,
	2013	2012
	(Millions of dollars)
Common unitholders	$315.4	$270.0
Class B unitholders	156.6	139.0
General partner	198.0	142.0
Noncontrolling interests	0.4	0.6
Total cash distributions paid	$670.4	$551.6

In the nine months ended September 30, 2013 and 2012, cash distributions paid to our general partner included incentive distributions of $184.6 million and $131.0 million, respectively.

In October 2013, our general partner declared a cash distribution of $0.725 per unit ($2.90 per unit on an annualized basis) for the third quarter of 2013, which will be paid on November 14, 2013, to unitholders of record as of November 4, 2013.

Additional information about our cash distributions is included in “Cash Distribution Policy” under Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, in our Annual Report.

Commodity Prices - We are subject to commodity-price volatility.  Significant fluctuations in commodity prices will impact our overall liquidity due to the impact commodity-price changes have on our cash flows from operating activities, including the impact on working capital for NGLs and natural gas held in storage, margin requirements and certain energy-related receivables. We believe that our available credit and cash and cash equivalents are adequate to meet liquidity requirements associated with commodity-price volatility.  See Note D of the Notes to Consolidated Financial Statements and the discussion under Natural Gas Gathering and Processing’s “Commodity-Price Risk” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Quarterly Report for information on our hedging activities.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

			Variances
	Nine Months Ended		2013 vs. 2012
	September 30,		Increase (Decrease)
	2013	2012
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$654.1	$620.5	$33.6
Investing activities	(1,657.8)	(1,005.4)	(652.4)
Financing activities	1,189.6	1,313.4	(123.8)
Change in cash and cash equivalents	185.9	928.5	(742.6)
Cash and cash equivalents at beginning of period	537.1	35.1	502.0
Cash and cash equivalents at end of period	$723.0	$963.6	$(240.6)

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

Cash flows from operating activities, before changes in operating assets and liabilities, were $733.0 million for the nine months ended September 30, 2013, compared with $827.7 million for the same period in 2012.  The decrease was due primarily to a decrease in net margin and increases in operating expenses and interest expense as discussed in “Financial Results and Operating Information.” Distributions received from unconsolidated affiliates also decreased due to lower equity earnings.

The changes in operating assets and liabilities decreased operating cash flows $78.9 million for the nine months ended September 30, 2013, compared with a decrease of $207.2 million for the same period in 2012.  This change is due primarily to the settlement of our interest-rate swaps associated with our $1.3 billion debt issuance in September 2012 and the change in accounts receivable and accounts payable resulting from the timing of receipt of cash from customers and payments to vendors and suppliers, which vary from period to period. This change is also due to the change in NGL volumes in storage and commodity imbalances.

Investing Cash Flows - Cash used in investing activities increased for the nine months ended September 30, 2013, compared with the same period in 2012, due primarily to increased capital expenditures on our growth projects in our Natural Gas Gathering and Processing and Natural Gas Liquids segments, as well as the Sage Creek acquisition.

Financing Cash Flows - Cash provided by financing activities decreased for the nine months ended September 30, 2013 compared with the same period in 2012 due primarily to higher distributions paid. During the nine months ended September 30, 2013, we issued long-term debt generating net proceeds totaling approximately $1.24 billion and common units generating net proceeds totaling approximately $581.2 million, including our general partner’s contribution to maintain its 2 percent general partner interest. During the nine months ended September 30, 2012, cash flows provided by financing activities reflects the issuance of long-term debt generating net proceeds totaling approximately $1.29 billion, the issuance of common units generating net proceeds totaling approximately $938.6 million, including our general partner’s contribution to maintain its 2 percent general partner interest, and the repayment of long-term debt totaling approximately $358.9 million.

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

ENVIRONMENTAL AND SAFETY MATTERS

Additional information about our environmental matters is included in Note L of the Notes to Consolidated Financial Statements in this Quarterly Report.

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

In June 2013, the Executive Office of the President of the United States issued the President’s Climate Action Plan, which includes, among other things, plans for further regulatory actions to reduce carbon emissions from various sources. The impact of any such regulatory actions on our facilities and operations is unknown. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a significant impact on our business, financial position, results of operations and cash flows.

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

Our 2012 total reported emissions were approximately 53.0 million metric tons of carbon dioxide equivalents. This total includes direct emissions from the combustion of fuel in our equipment, such as compressor engines and heaters, as well as carbon dioxide equivalents from natural gas and NGL products delivered to customers and produced, as if all such fuel and NGL products were combusted. The additional cost to gather and report this emission data did not have, and we do not expect it to have, a material impact on our results of operations, financial position or cash flows.  In addition, Congress has considered, and may consider in the future, legislation to reduce greenhouse gas emissions, including carbon dioxide and methane. Likewise, the EPA may institute additional regulatory rulemaking associated with greenhouse gas emissions from the oil and gas industry. At this time, no rule or legislation has been enacted that assesses any costs, fees or expenses on any of these emissions.

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

In March 2013, the EPA issued proposed rulemaking to amend the NSPS for the crude oil and natural gas industry, pursuant to various industry comments, administrative petitions for reconsideration and/or judicial appeals of portions of the NSPS final rule. Beyond the March 2013 proposed amendments, the EPA indicated it would provide additional responses, amendments and/or policy guidance to amend or clarify other portions of the final rule in 2013. The rule was most recently amended in September 2013. Based on the amendments and our understanding of pending stakeholder responses to the NSPS rule, we anticipate a reduction in our anticipated capital, operations and maintenance costs resulting from compliance with the regulation. However, the EPA may issue additional responses, amendments and/or policy guidance on the final rule, which could alter our present expectations. Generally, the NSPS rule will require expenditures for updated emissions controls, monitoring and record-keeping requirements at affected facilities in the crude oil and natural gas industry. We do not expect these expenditures will have a material impact on our results of operations, financial position or cash flows.

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

We review our goodwill for impairment at least annually, and we evaluated our goodwill for impairment as of July 1, 2013. Our goodwill impairment analysis performed on that date did not result in an impairment charge nor did our analysis reflect any reporting units at risk, and subsequent to that date, no event has occurred indicating that the implied fair value of each of our reporting units (including its inherent goodwill) is less than the carrying value of its net assets.

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

•	difficulties or delays experienced by trucks or pipelines in delivering products to or from our terminals or pipelines;

•	changes in demand for the use of natural gas, NGLs and crude oil because of market conditions caused by concerns about global warming;

•	conflicts of interest between us, our general partner, ONEOK Partners GP, and related parties of ONEOK Partners GP;

•	the impact of unforeseen changes in interest rates, equity markets, inflation rates, economic recession and other external factors over which we have no control;

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

COMMODITY-PRICE RISK

See Note D of the Notes to Consolidated Financial Statements and the discussion under Natural Gas Gathering and Processing’s “Commodity-Price Risk” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Quarterly Report for information on our hedging activities.

INTEREST-RATE RISK

We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps.  Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. At September 30, 2013, and December 31, 2012, we had forward-starting interest-rate swaps with notional amounts totaling $400 million that have been designated as cash flow hedges of the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. Future issuances of long-term debt could be impacted by recent increases in interest rates, which could result in higher interest costs.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the third quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.1
Tenth Supplemental Indenture, dated  September 12, 2013, among ONEOK Partners, L.P., ONEOK
Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the
3.200% Senior Notes due 2018 (incorporated by reference from Exhibit 4.2 to ONEOK Partners, L.P.’s
Current Report on Form 8-K filed on September 12, 2013 (File No. 1-12202)).

4.2
Eleventh Supplemental Indenture, dated September 12, 2013, among ONEOK Partners, L.P., ONEOK
Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the
5.000% Senior Notes due 2023 (incorporated by reference from Exhibit 4.3 to ONEOK Partners, L.P.’s
Current Report on Form 8-K filed on September 12, 2013 (File No. 1-12202)).

4.3
Twelfth Supplemental Indenture, dated  September 12, 2013, among ONEOK Partners, L.P., ONEOK
Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the
6.200% Senior Notes due 2043 (incorporated by reference from Exhibit 4.4 to ONEOK Partners, L.P.’s
Current Report on Form 8-K filed on September 12, 2013 (File No. 1-12202)).

10.1
Underwriting Agreement dated August 7, 2013, among ONEOK Partners, L.P. and Morgan Stanley & Co.
LLC, Barclays Capital Inc., J.P. Morgan Securities LLC, UBS Securities LLC and Wells Fargo Securities,
LLC, as representatives of the several underwriters named therein (incorporated by reference from Exhibit
1.1 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed on August 12, 2013 (File No. 1-12202)).

10.2
Underwriting Agreement dated September 9, 2013, among ONEOK Partners, L.P. and ONEOK Partners
Intermediate Limited Partnership and RBS Securities Inc., Merrill Lynch, Pierce, Fenner & Smith
Incorporated and Deutsche Bank Securities Inc., as representatives of the several underwriters named therein (incorporated by reference from Exhibit 1.1 to ONEOK Partners, L.P.’s Current Report on Form 8-K
filed on September 12, 2013 (File No. 1-12202)).

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

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012; (iv) Consolidated Balance Sheets at September 30, 2013, and December 31, 2012; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; (vi) Consolidated Statement of Changes in Equity for the nine months ended September 30, 2013; and (vii) Notes to Consolidated Financial Statements.  We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

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

ONEOK Partners, L.P.
	By:	ONEOK Partners GP, L.L.C., its General Partner

Date: November 6, 2013		By:	/s/ Derek S. Reiners
Derek S. Reiners
Senior Vice President,
Chief Financial Officer and Treasurer
(Signing on behalf of the Registrant)