Form 10-Q
period 2014-03-31
ONEOK Partners LP
filed 2014-05-07
CIK 909281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2014
Common units	160,076,263 units
Class B units	72,988,252 units

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

We also make available on our website the Interactive Data Files required to be submitted and posted pursuant to Rule 405 of Regulation S-T.

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2013
ASU	Accounting Standards Update
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
Bbl/d	Barrels per day
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Bighorn Gas Gathering	Bighorn Gas Gathering, L.L.C.
Btu	British thermal units, a measure of the amount of heat required to raise the temperature of one pound of water one degree Fahrenheit
CFTC	Commodities Futures Trading Commission
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Act Amendments of 1972, as amended
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOT	United States Department of Transportation
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fort Union Gas Gathering	Fort Union Gas Gathering, L.L.C.
GAAP	Accounting principles generally accepted in the United States of America
Guardian Pipeline	Guardian Pipeline, L.L.C.
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK Partners, L.P.
LIBOR	London Interbank Offered Rate
MBbl/d	Thousand barrels per day
MDth/d	Thousand dekatherms per day
Midwestern Gas Transmission	Midwestern Gas Transmission Company
MMBbl	Million barrels
MMBtu	Million British thermal units
MMBtu/d	Million British thermal units per day
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
Natural Gas Policy Act	Natural Gas Policy Act of 1978, as amended
NGL(s)	Natural gas liquid(s)
NGL products	Marketable natural gas liquids purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
Northern Border Pipeline	Northern Border Pipeline Company
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
ONE Gas	ONE Gas, Inc.
ONEOK	ONEOK, Inc.
ONEOK Partners GP	ONEOK Partners GP, L.L.C., a wholly owned subsidiary of ONEOK and the sole general partner of ONEOK Partners
OPIS	Oil Price Information Service
Overland Pass Pipeline Company	Overland Pass Pipeline Company LLC
Partnership Agreement	Third Amended and Restated Agreement of Limited Partnership of ONEOK Partners, L.P., as amended
Partnership Credit Agreement	The Partnership’s $1.7 billion Amended and Restated Revolving Credit Agreement dated January 31, 2014

PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
POP	Percent of Proceeds
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
S&P	Standard & Poor’s Ratings Services
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Viking Gas Transmission	Viking Gas Transmission Company
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended
	March 31,
(Unaudited)	2014	2013
	(Thousands of dollars, except per unit amounts)
Revenues
Commodity sales	$2,806,729	$2,198,794
Services	355,574	318,653
Total revenues	3,162,303	2,517,447
Cost of sales and fuel	2,652,669	2,146,848
Net margin	509,634	370,599
Operating expenses
Operations and maintenance	130,518	121,289
Depreciation and amortization	66,735	54,678
General taxes	19,665	16,975
Total operating expenses	216,918	192,942
Gain (loss) on sale of assets	15	41
Operating income	292,731	177,698
Equity earnings from investments (Note H)	33,659	25,855
Allowance for equity funds used during construction	10,971	9,087
Other income	1,333	3,705
Other expense	(769)	(1,481)
Interest expense (net of capitalized interest of $15,768 and $12,605, respectively)	(68,276)	(55,872)
Income before income taxes	269,649	158,992
Income taxes	(4,181)	(2,307)
Net income	265,468	156,685
Less: Net income attributable to noncontrolling interests	76	86
Net income attributable to ONEOK Partners, L.P.	$265,392	$156,599
Limited partners’ interest in net income:
Net income attributable to ONEOK Partners, L.P.	$265,392	$156,599
General partner’s interest in net income	(77,232)	(64,708)
Limited partners’ interest in net income	$188,160	$91,891
Limited partners’ net income per unit, basic and diluted (Note G)	$0.81	$0.42
Number of units used in computation (thousands)	232,131	219,861
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(Unaudited)	2014	2013
	(Thousands of dollars)
Net income	$265,468	$156,685
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	(56,455)	(12,980)
Realized (gains) losses on derivatives recognized in net income	29,008	(261)
Total other comprehensive income (loss)	(27,447)	(13,241)
Comprehensive income	238,021	143,444
Less: Comprehensive income attributable to noncontrolling interests	76	86
Comprehensive income attributable to ONEOK Partners, L.P.	$237,945	$143,358
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
(Unaudited)	2014	2013
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$115,386	$134,530
Accounts receivable, net	869,255	1,103,130
Affiliate receivables	23,561	9,185
Natural gas and natural gas liquids in storage	231,237	188,286
Commodity imbalances	82,979	80,481
Other current assets	80,246	67,491
Total current assets	1,402,664	1,583,103
Property, plant and equipment
Property, plant and equipment	11,096,402	10,755,048
Accumulated depreciation and amortization	1,713,503	1,652,648
Net property, plant and equipment	9,382,899	9,102,400
Investments and other assets
Investments in unconsolidated affiliates (Note H)	1,229,054	1,229,838
Goodwill and intangible assets	829,238	832,180
Other assets	95,665	115,087
Total investments and other assets	2,153,957	2,177,105
Total assets	$12,939,520	$12,862,608
Liabilities and equity
Current liabilities
Current maturities of long-term debt	$7,650	$7,650
Notes payable (Note D)	125,000	—
Accounts payable	1,140,355	1,255,411
Affiliate payables	53,124	47,458
Commodity imbalances	216,750	213,577
Accrued interest	88,042	92,711
Other current liabilities	85,547	89,211
Total current liabilities	1,716,468	1,706,018
Long-term debt, excluding current maturities	6,043,240	6,044,867
Deferred credits and other liabilities	129,085	113,027
Commitments and contingencies (Note J)
Equity (Note E)
ONEOK Partners, L.P. partners’ equity:
General partner	175,673	170,561
Common units: 160,076,263 and 159,007,854 units issued and outstanding at March 31, 2014, and December 31, 2013, respectively	3,528,307	3,459,920
Class B units: 72,988,252 units issued and outstanding at March 31, 2014, and December 31, 2013	1,428,419	1,422,516
Accumulated other comprehensive loss (Note F)	(86,284)	(58,837)
Total ONEOK Partners, L.P. partners’ equity	5,046,115	4,994,160
Noncontrolling interests in consolidated subsidiaries	4,612	4,536
Total equity	5,050,727	4,998,696
Total liabilities and equity	$12,939,520	$12,862,608
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended
	March 31,
(Unaudited)	2014	2013
	(Thousands of dollars)
Operating activities
Net income	$265,468	$156,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,735	54,678
Allowance for equity funds used during construction	(10,971)	(9,087)
Gain on sale of assets	(15)	(41)
Deferred income taxes	2,376	1,502
Equity earnings from investments	(33,659)	(25,855)
Distributions received from unconsolidated affiliates	30,345	23,495
Changes in assets and liabilities:
Accounts receivable	237,752	139,043
Affiliate receivables	(14,376)	(5,860)
Natural gas and natural gas liquids in storage	(42,951)	7,003
Accounts payable	(16,525)	(62,293)
Affiliate payables	5,666	(30,372)
Commodity imbalances, net	675	(56,557)
Accrued interest	(4,669)	10,747
Other assets and liabilities, net	(26,695)	(21,651)
Cash provided by operating activities	459,156	181,437
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(403,001)	(443,464)
Acquisition	(14,000)	—
Contributions to unconsolidated affiliates	(627)	(3,036)
Distributions received from unconsolidated affiliates	4,725	6,698
Proceeds from sale of assets	93	47
Cash used in investing activities	(412,810)	(439,755)
Financing activities
Cash distributions:
General and limited partners	(242,496)	(220,924)
Noncontrolling interests	—	(147)
Borrowing of notes payable, net	125,000	—
Repayment of long-term debt	(1,913)	(1,913)
Issuance of common units, net of issuance costs	52,839	12,819
Contribution from general partner	1,080	332
Cash used in financing activities	(65,490)	(209,833)
Change in cash and cash equivalents	(19,144)	(468,151)
Cash and cash equivalents at beginning of period	134,530	537,074
Cash and cash equivalents at end of period	$115,386	$68,923
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	ONEOK Partners, L.P. Partners’ Equity
(Unaudited)	Common Units	Class B Units	General Partner	Common Units
	(Units)		(Thousands of dollars)
January 1, 2014	159,007,854	72,988,252	$170,561	$3,459,920
Net income	—	—	77,232	128,975
Other comprehensive income (loss) (Note F)	—	—	—	—
Issuance of common units (Note E)	1,068,409	—	—	55,522
Contribution from general partner (Note E)	—	—	984	—
Distributions paid (Note E)	—	—	(73,104)	(116,110)
March 31, 2014	160,076,263	72,988,252	$175,673	$3,528,307
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Continued)
	ONEOK Partners, L.P. Partners’ Equity
(Unaudited)	Class B Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
January 1, 2014	$1,422,516	$(58,837)	$4,536	$4,998,696
Net income	59,185	—	76	265,468
Other comprehensive income (loss) (Note F)	—	(27,447)	—	(27,447)
Issuance of common units (Note E)	—	—	—	55,522
Contribution from general partner (Note E)	—	—	—	984
Distributions paid (Note E)	(53,282)	—	—	(242,496)
March 31, 2014	$1,428,419	$(86,284)	$4,612	$5,050,727

ONEOK PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These statements have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair presentation of the results for the interim periods presented.  All such adjustments are of a normal recurring nature. The 2013 year-end consolidated balance sheet data was derived from our audited financial statements but does not include all disclosures required by GAAP.  These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements in our Annual Report.

Our significant accounting policies are consistent with those disclosed in Note A of the Notes to Consolidated Financial Statements in our Annual Report.

Recently Issued Accounting Standards Update - In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which alters the definition of a discontinued operation to include only asset disposals that represent a strategic shift with a major effect on an entity's operations and financial results.  The amendments also require more extensive disclosures about a discontinued operation's assets, liabilities, income, expenses and cash flows. This guidance will be effective for interim and annual periods for all assets that are disposed of, or classified as being held for sale, in fiscal years that begin on or after December 15, 2014. We will adopt this guidance beginning in the first quarter 2015, and we are evaluating the impact on us.

B.	FAIR VALUE MEASUREMENTS

Determining Fair Value - We define fair value as the price that would be received from the sale of an asset or the transfer of a liability in an orderly transaction between market participants at the measurement date.  We use market and income approaches to determine the fair value of our assets and liabilities and consider the markets in which the transactions are executed. We measure the fair value of groups of financial assets and liabilities consistent with how a market participant would price the net risk exposure at the measurement date.

While many of the contracts in our portfolio are executed in liquid markets where price transparency exists, some contracts are executed in markets for which market prices may exist, but the market may be relatively inactive.  This results in limited price transparency that requires management’s judgment and assumptions to estimate fair values.  For certain transactions, we utilize modeling techniques using NYMEX-settled pricing data, historical correlations of NGL product prices to crude oil prices and implied forward LIBOR curves.  Inputs into our fair value estimates include commodity-exchange prices, over-the-counter quotes, historical correlations of pricing data and LIBOR and other liquid money-market instrument rates.  We also utilize internally developed basis curves that incorporate observable and unobservable market data.  We validate our valuation inputs with third-party information and settlement prices from other sources, where available.

In addition, as prescribed by the income approach, we compute the fair value of our derivative portfolio by discounting the projected future cash flows from our derivative assets and liabilities to present value using interest-rate yields to calculate present-value discount factors derived from LIBOR, Eurodollar futures and interest-rate swaps.  We also take into consideration the potential impact on market prices of liquidating positions in an orderly manner over a reasonable period of time under current market conditions.  We consider current market data in evaluating counterparties’, as well as our own, nonperformance risk, net of collateral, by using specific and sector bond yields and monitoring the credit default swap markets.

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

Fair Value Hierarchy - At each balance sheet date, we utilize a fair value hierarchy to classify fair value amounts recognized or disclosed in our financial statements based on the observability of inputs used to estimate such fair value. The levels of the hierarchy are described below:

•
Level 1 - fair value measurements are based on unadjusted quoted prices in active markets including NYMEX-settled prices. These balances are comprised predominantly of exchange-traded derivative contracts for natural gas and crude oil.

•
Level 2 - fair value measurements are based on significant observable pricing inputs, such as NYMEX-settled prices for natural gas and crude oil and financial models that utilize implied forward LIBOR yield curves for interest-rate swaps.

•
Level 3 - fair value measurements are based on inputs that may include one or more unobservable inputs, including internally developed basis curves that incorporate observable and unobservable market data, NGL price curves from broker quotes, market volatilities derived from the most recent NYMEX close spot prices and forward LIBOR curves, and adjustments for the credit risk of our counterparties. We corroborate the data on which our fair value estimates are based using our market knowledge of recent transactions, analysis of historical correlations and validation with independent broker quotes. These balances categorized as Level 3 are comprised of derivatives for natural gas and NGLs. We do not believe that our Level 3 fair value estimates have a material impact on our results of operations, as the majority of our derivatives are accounted for as hedges for which ineffectiveness is not material.

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for the periods indicated:

	March 31, 2014
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net (b)
	(Thousands of dollars)
Derivatives assets
Commodity contracts
Financial contracts	$133	$39	$542	$714	$(573)	$141
Physical contracts	—	—	3,332	3,332	(926)	2,406
Interest-rate contracts	—	38,384	—	38,384	—	38,384
Total derivative assets	$133	$38,423	$3,874	$42,430	$(1,499)	$40,931
Derivatives liabilities
Commodity contracts
Financial contracts	$(3,099)	$(1,722)	$(401)	$(5,222)	$3,326	$(1,896)
Physical contracts	—	—	(1,501)	(1,501)	926	(575)
Interest-rate contracts	—	(4,574)	—	(4,574)	—	(4,574)
Total derivative liabilities	$(3,099)	$(6,296)	$(1,902)	$(11,297)	$4,252	$(7,045)
(a) - Our derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis.  We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At March 31, 2014, we held no cash collateral and posted $2.8 million of cash collateral with various counterparties.
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
Derivatives liabilities
Commodity contracts
Financial contracts	$—	$(2,953)	$(2,154)	$(5,107)	$1,746	$(3,361)
Physical contracts	—	—	(3,463)	(3,463)	946	(2,517)
Total derivative liabilities	$—	$(2,953)	$(5,617)	$(8,570)	$2,692	$(5,878)
(a) - Our derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis.  We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At December 31, 2013, we had no cash collateral held or posted.
(b) - Included in other current assets, other assets or other current liabilities in our Consolidated Balance Sheets.

The following table sets forth a reconciliation of our Level 3 fair value measurements for the periods indicated:

	Three Months Ended
	March 31,
Derivative Assets (Liabilities)	2014	2013
	(Thousands of dollars)
Net assets (liabilities) at beginning of period	$(782)	$(2,423)
Total realized/unrealized gains (losses):
Included in earnings (a)	(928)	—
Included in other comprehensive income (loss)	(52)	(2,432)
Purchases, issuances and settlements	3,734	—
Net assets (liabilities) at end of period	$1,972	$(4,855)
(a) - Included in commodity sales revenues in our Consolidated Statements of Income.

Realized/unrealized gains (losses) include the realization of our derivative contracts through maturity. During the three months ended March 31, 2014 and 2013, gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the end of the period were not material.

We recognize transfers into and out of the levels in the fair value hierarchy as of the end of each reporting period. During the three months ended March 31, 2014 and 2013, there were no transfers between levels.

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

The estimated fair value of the aggregate of our senior notes outstanding, including current maturities, was $6.7 billion and $6.5 billion at March 31, 2014, and December 31, 2013, respectively.  The book value of the aggregate of our senior notes outstanding, including current maturities, was $6.1 billion at March 31, 2014, and December 31, 2013.  The estimated fair value of the aggregate of our senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities.  The estimated fair value of our long-term debt is classified as Level 2.

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

Commodity-price risk - We are exposed to the risk of loss in cash flows and future earnings arising from adverse changes in the price of natural gas, NGLs and condensate.  We use the following commodity derivative instruments to mitigate the commodity-price risk associated with a portion of the forecasted sales of these commodities:

•	Futures contracts - Standardized contracts to purchase or sell natural gas and crude oil for future delivery or settlement under the provisions of exchange regulations;

•
Forward contracts - Nonstandardized commitments between two parties to purchase or sell natural gas, crude oil or NGLs for future physical delivery. These contracts typically are nontransferable and only can be canceled with the consent of both parties; and

•
Swaps - Exchange of one or more payments based on the value of one or more commodities. This transfers the financial risk associated with a future change in value between the counterparties of the transaction, without also conveying ownership interest in the asset or liability.

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

In our Natural Gas Liquids segment, we are exposed to basis risk primarily as a result of the relative value of NGL purchases at one location and sales at another location. To a lesser extent, we are exposed to commodity-price risk resulting from the relative values of the various NGL products to each other, NGLs in storage and the relative value of NGLs to natural gas. We utilize physical-forward contracts to reduce the impact of price fluctuations related to NGLs. At March 31, 2014, and December 31, 2013, there were no financial derivative instruments used in our natural gas liquids operations.

In our Natural Gas Pipelines segment, we are exposed to commodity-price risk because our intrastate and interstate natural gas pipelines retain natural gas from our customers for operations or as part of our fee for services provided. When the amount of natural gas consumed in operations by these pipelines differs from the amount provided by our customers, our pipelines must buy or sell natural gas, or store or use natural gas from inventory, which can expose us to commodity-price risk depending on the regulatory treatment for this activity. To the extent that commodity-price risk in our Natural Gas Pipelines segment is not mitigated by fuel cost-recovery mechanisms, we use physical-forward sales or purchases to reduce the impact of price fluctuations related to natural gas. At March 31, 2014, and December 31, 2013, there were no financial derivative instruments used in our natural gas pipeline operations.

Interest-rate risk - We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. At March 31, 2014, we had forward-starting interest-rate swaps with notional amounts totaling $900 million that have been designated as cash flow hedges of the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued, of which $400 million have settlement dates greater than 12 months.

Accounting Treatment - We record all derivative instruments at fair value, with the exception of normal purchases and sales that are expected to result in physical delivery.  The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it.

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

Fair Values of Derivative Instruments - See Note B for a discussion of the inputs associated with our fair value measurements. The following table sets forth the fair values of our derivative instruments:

	March 31, 2014		December 31, 2013
	Assets (a)	(Liabilities) (a)	Assets (a)	(Liabilities) (a)
	(Thousands of dollars)
Derivatives designated as hedging instruments
Commodity contracts
Financial contracts	$714	$(5,222)	$6,469	$(5,107)
Physical contracts	3,301	(1,501)	1,064	(3,463)
Interest-rate contracts	38,384	(4,574)	54,503	—
Total derivatives designated as hedging instruments	$42,399	$(11,297)	$62,036	$(8,570)
Derivatives not designated as hedging instruments
Commodity contracts
Physical contracts	31	—	959	—
Total derivatives not designated as hedging instruments	31	—	959	—
Total derivatives	$42,430	$(11,297)	$62,995	$(8,570)
(a) - Included on a net basis in other current assets, other assets or other current liabilities on our Consolidated Balance Sheets.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments designated as hedging instruments for the periods indicated:

		March 31, 2014		December 31, 2013
	Contract Type	Purchased/ Payor	Sold/ Receiver	Purchased/ Payor	Sold/ Receiver
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Futures and swaps	—	(41.6)	—	(48.1)
- Crude oil and NGLs (MMbbl)	Futures, forwards and swaps	—	(3.7)	—	(4.0)
Basis
- Natural gas (Bcf)	Futures and swaps	—	(41.6)	—	(48.1)
Interest-rate contracts (Millions of dollars)	Forward-starting swaps	$900.0	$—	$400.0	$—

These notional quantities are used to summarize the volume of financial instruments; however, they do not reflect the extent to which the positions offset one another and consequently do not reflect our actual exposure to market or credit risk.

Cash Flow Hedges - At March 31, 2014, our Consolidated Balance Sheet reflected a net unrealized loss of $86.3 million in accumulated other comprehensive income (loss).  The portion of accumulated other comprehensive income (loss) attributable to our commodity derivative instruments is a loss of $10.5 million, which will be realized within the next 21 months as the forecasted transactions affect earnings. If commodity prices remain at the current levels, we will recognize $14.1 million in losses over the next 12 months and $3.6 million in gains thereafter.  The amount deferred in accumulated other comprehensive income (loss) attributable to our settled interest-rate swaps is a loss of $107.1 million, which will be recognized over the life of the long-term, fixed-rate debt. We expect that losses of $10.3 million will be reclassified into earnings during the next 12 months as the hedged items affect earnings. The remaining amounts in accumulated other comprehensive income (loss) are attributable primarily to forward-starting interest-rate swaps, which will be amortized to interest expense over the life of long-term, fixed-rate debt upon issuance of the debt.

The following table sets forth the effect of cash flow hedges recognized in other comprehensive income (loss) for the periods indicated:

	Three Months Ended
Derivatives in Cash Flow Hedging Relationships	March 31,
	2014	2013
	(Thousands of dollars)
Commodity contracts	$(35,762)	$(19,768)
Interest-rate contracts	(20,693)	6,788
Total unrealized gain (loss) recognized in other comprehensive income (loss) on derivatives (effective portion)	$(56,455)	$(12,980)

The following table sets forth the effect of cash flow hedges in our Consolidated Statements of Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Net Income (Effective Portion)	Three Months Ended
		March 31,
		2014	2013
		(Thousands of dollars)
Commodity contracts	Commodity sales revenues	$(26,419)	$2,566
Interest-rate contracts	Interest expense	(2,589)	(2,305)
Total gain (loss) reclassified from accumulated other comprehensive income (loss) into net income on derivatives (effective portion)		$(29,008)	$261

Ineffectiveness related to our cash flow hedges was not material for the three months ended March 31, 2014 and 2013. In the event that it becomes probable that a forecasted transaction will not occur, we would discontinue cash flow hedge treatment, which would affect earnings.  There were no gains or losses due to the discontinuance of cash flow hedge treatment during the three months ended March 31, 2014 and 2013.

Credit Risk - Prior to March 31, 2014, all of our commodity derivative financial contracts were with our affiliate ONEOK Energy Services Company, a subsidiary of ONEOK. ONEOK Energy Services Company entered into similar commodity derivative financial contracts with third parties at our direction and on our behalf. On March 31, 2014, ONEOK completed the accelerated wind down of ONEOK Energy Services Company. In the first quarter 2014, outstanding commodity derivative positions with third parties entered into by ONEOK Energy Services Company on our behalf were transferred to us. In the future, we expect to enter into commodity derivative financial contracts directly with unaffiliated third parties.

We monitor the creditworthiness of our counterparties and compliance with policies and limits established by our Risk Oversight and Strategy Committee.  We maintain credit policies with regard to our counterparties that we believe minimize overall credit risk. These policies include an evaluation of potential counterparties’ financial condition (including credit ratings, bond yields and credit default swap rates), collateral requirements under certain circumstances and the use of standardized master-netting agreements that allow us to net the positive and negative exposures associated with a single counterparty.  We have counterparties whose credit is not rated, and for those customers we use internally developed credit ratings.

Some of our derivative instruments contain provisions that require us to maintain an investment-grade credit rating from S&P and/or Moody’s.  If our credit ratings on our senior unsecured long-term debt were to decline below investment grade, the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions. There were no financial derivative instruments with contingent features related to credit risk that were in a net liability position at March 31, 2014.

The counterparties to our derivative contracts consist primarily of major energy companies, financial institutions and commercial and industrial end-users.  This concentration of counterparties may affect our overall exposure to credit risk, either positively or negatively, in that the counterparties may be affected similarly by changes in economic, regulatory or other conditions.  Based on our policies, exposures, credit and other reserves, we do not anticipate a material adverse effect on our financial position or results of operations as a result of counterparty nonperformance.

D.	CREDIT FACILITY AND SHORT-TERM NOTES PAYABLE

Partnership Credit Agreement - The amount of short-term borrowings authorized by our general partner’s Board of Directors is $2.5 billion. At March 31, 2014, we had $125.0 million in commercial paper outstanding, $14.0 million in letters of credit issued and no borrowings under our Partnership Credit Agreement.

Our Partnership Credit Agreement, which was amended and restated effective on January 31, 2014, and expires in January 2019, is a $1.7 billion revolving credit facility and includes a $100 million sublimit for the issuance of standby letters of credit, a $150 million swingline sublimit and an option to request an increase in the size of the facility to an aggregate of $2.4 billion by either commitments from new lenders or increased commitments from existing lenders. Our Partnership Credit Agreement is available for general partnership purposes. Amounts outstanding under our commercial paper program reduce the borrowing capacity under our Partnership Credit Agreement.

Our Partnership Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in our credit rating. Based on our current credit ratings, borrowings, if any, will accrue at LIBOR plus 117.5 basis points, and the annual facility fee is 20 basis points. Our Partnership Credit Agreement is guaranteed fully and unconditionally by the Intermediate Partnership. Borrowings under our Partnership Credit Agreement are nonrecourse to ONEOK, and ONEOK does not guarantee our debt, commercial paper or other similar commitments.

Our Partnership Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our Partnership Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1.  If we consummate one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter in which the acquisition was completed and the two following quarters.  As a result of a pipeline acquisition we completed in the first quarter 2014, the allowable ratio of indebtedness to adjusted EBITDA increased to 5.5 to 1 through the third quarter 2014. Upon breach of certain covenants by us in our Partnership Credit Agreement, amounts outstanding under our Partnership Credit Agreement, if any, may become due and payable immediately.  At March 31, 2014, our ratio of indebtedness to adjusted EBITDA was 3.7 to 1, and we were in compliance with all covenants under our Partnership Credit Agreement.

E.	EQUITY

ONEOK - ONEOK and its affiliates own all of the Class B units, 19.8 million common units and the entire 2 percent general partner interest in us, which together constituted a 41.0 percent ownership interest in us at March 31, 2014.

Equity Issuances - We have an “at-the-market” equity program for the offer and sale from time to time of our common units up to an aggregate amount of $300 million. The program allows us to offer and sell our common units at prices we deem appropriate through a sales agent. Sales of common units are made by means of ordinary brokers’ transactions on the NYSE, in block transactions, or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common units under the program. At March 31, 2014, we had $207.3 million available for issuance under the program.

During the three months ended March 31, 2014, we sold approximately 1.1 million common units through this program. The net proceeds, including ONEOK Partners GP’s contribution to maintain its 2 percent general partner interest in us, were approximately $56.5 million which were used for general partnership purposes. During the three months ended March 31, 2013, we sold 300,000 common units through this program that resulted in net proceeds, including ONEOK Partners GP’s contribution to maintain its 2 percent general partner interest in us of approximately $16.5 million, and used the proceeds for general partnership purposes.

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

Cash Distributions - In April 2014, our general partner declared a cash distribution of $0.745 per unit ($2.98 per unit on an annualized basis) for the first quarter 2014, an increase of 1.5 cents from the previous quarter, which will be paid on May 15, 2014, to unitholders of record at the close of business on April 30, 2014.

The following table shows our distributions paid in the periods indicated:

	Three Months Ended
	March 31,
	2014	2013
	(Thousands, except per unit amounts)
Distribution per unit	$0.73	$0.71

General partner distributions	$4,849	$4,418
Incentive distributions	68,255	60,437
Distributions to general partner	73,104	64,855
Limited partner distributions to ONEOK	67,737	65,880
Limited partner distributions to other unitholders	101,655	90,189
Total distributions paid	$242,496	$220,924

The following table shows our distributions declared for the periods indicated and paid within 45 days of the end of the period:

	Three Months Ended
	March 31,
	2014	2013
	(Thousands, except per unit amounts)
Distribution per unit	$0.745	$0.715

General partner distributions	$5,011	$4,469
Incentive distributions	71,911	61,576
Distributions to general partner	76,922	66,045
Limited partner distributions to ONEOK	69,127	66,344
Limited partner distributions to other unitholders	104,506	91,039
Total distributions declared	$250,555	$223,428

F.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the balance in accumulated other comprehensive income (loss) for the period indicated:

Accumulated Other Comprehensive Loss (a)
(Thousands of dollars)
January 1, 2014	$(58,837)
Other comprehensive income (loss) before reclassifications	(56,455)
Amounts reclassified from accumulated other comprehensive income (loss)	29,008
Net current-period other comprehensive income (loss) attributable to ONEOK Partners	(27,447)
March 31, 2014	$(86,284)
(a) All amounts are attributable to unrealized gains (losses) in risk-management assets/liabilities.

The following table sets forth the effect of reclassifications from accumulated other comprehensive income (loss) in our Consolidated Statements of Income for the periods indicated:

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended March 31,		Affected Line Item in the Consolidated Statements of Income
	2014	2013
	(Thousands of dollars)
Unrealized (gains) losses on risk-management assets/liabilities
Commodity contracts	$26,419	$(2,566)	Commodity sales revenues
Interest-rate contracts	2,589	2,305	Interest expense
Total reclassifications for the period attributable to ONEOK Partners	$29,008	$(261)	Net income attributable to ONEOK Partners

G.	LIMITED PARTNERS’ NET INCOME PER UNIT

Limited partners’ net income per unit is computed by dividing net income attributable to ONEOK Partners, L.P., after deducting the general partner’s allocation as discussed below, by the weighted-average number of outstanding limited partner units, which includes our common and Class B limited partner units.  Because ONEOK has waived conditionally its right to increased quarterly distributions, until it gives 90 days notice of the withdrawal of the waiver, each Class B unit and common unit currently share equally in the earnings of the partnership, and neither has any liquidation or other preferences.

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

The terms of our Partnership Agreement limit the general partner’s incentive distribution to the amount of available cash calculated for the period.  As such, incentive distribution rights are not allocated on undistributed earnings or distributions in excess of earnings.  For additional information regarding our general partner’s incentive distribution rights, see “Partnership Agreement” in Note I of the Notes to Consolidated Financial Statements in our Annual Report.

H.	UNCONSOLIDATED AFFILIATES

Equity Earnings from Investments - The following table sets forth our equity earnings (losses) from investments for the periods indicated:

	Three Months Ended
	March 31,
	2014	2013
	(Thousands of dollars)
Northern Border Pipeline	$23,409	$16,390
Overland Pass Pipeline Company	4,731	2,899
Fort Union Gas Gathering	4,129	3,869
Bighorn Gas Gathering	(400)	712
Other	1,790	1,985
Equity earnings from investments	$33,659	$25,855
Unconsolidated Affiliates Financial Information - The following table sets forth summarized combined financial information of our unconsolidated affiliates for the periods indicated:

	Three Months Ended
	March 31,
	2014	2013
	(Thousands of dollars)
Income Statement
Operating revenues	$155,279	$127,801
Operating expenses	$71,679	$64,271
Net income	$78,673	$58,204

Distributions paid to us	$35,070	$30,193
We incurred expenses in transactions with unconsolidated affiliates of $14.2 million and $7.8 million for the three months ended March 31, 2014 and 2013, respectively, primarily related to Overland Pass Pipeline Company, which are included in cost of sales and fuel in our Consolidated Statements of Income. Accounts payable to our equity method investees at March 31, 2014, and December 31, 2013, were not material.

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

Due to recent reductions in producer activity and declines in natural gas volumes gathered in the dry natural gas area of the Powder River Basin on the Bighorn Gas Gathering system, in which we own a 49 percent equity interest, we tested our investment for impairment at December 31, 2013. The estimated fair value exceeded the carrying value; however, a decline of 10 percent or more in the fair value of our investment in Bighorn Gas Gathering would result in a noncash impairment charge. We were not able to reasonably estimate a range of potential future impairment charges, as many of the assumptions that would be used in our estimate of fair value are dependent upon events beyond our control. The carrying amount of our investment at March 31, 2014, was $86.6 million, which includes $53.4 million in equity method goodwill.

I.	RELATED-PARTY TRANSACTIONS

Intersegment and affiliate sales are recorded on the same basis as sales to unaffiliated customers.  Our Natural Gas Gathering and Processing segment sold natural gas to ONEOK and its subsidiaries.  Our Natural Gas Pipelines segment provided transportation and storage services to ONEOK and its subsidiaries. Additionally, our Natural Gas Gathering and Processing segment and Natural Gas Liquids segment purchased a portion of the natural gas used in their operations from ONEOK and its subsidiaries.

On January 31, 2014, ONEOK completed the separation of its former natural gas distribution business into ONE Gas. ONE Gas was an affiliate prior to this separation. Commodity sales and services revenues in the Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, for transactions with ONE Gas prior to the separation are reflected as affiliate transactions. Transactions with ONE Gas that occurred after the separation are reflected as unaffiliated, third-party transactions. On March 31, 2014, ONEOK completed the accelerated wind down of ONEOK Energy Services Company, a subsidiary of ONEOK. For the three months ended March 31, 2014 and 2013, we had transactions with ONEOK Energy Services Company, which are reflected as affiliate transactions.

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

ONEOK and its affiliates provide a variety of services to us under the Services Agreement, including cash management and financial services, employee benefits provided through ONEOK’s benefit plans, legal and administrative services, insurance and office space leased in ONEOK’s headquarters building and other field locations.  Where costs are incurred specifically on behalf of one of our affiliates, the costs are billed directly to us by ONEOK.  In other situations, the costs may be allocated to us through a variety of methods, depending upon the nature of the expense and activities.  For example, a service that applies equally to all employees is allocated based upon the number of employees; however, an expense benefiting the consolidated company but having no direct basis for allocation is allocated by the modified Distrigas method, a method using a combination of ratios that includes gross plant and investment, operating income and payroll expense.  For the three months ended March 31, 2014 and 2013, it is not practicable to determine what these general overhead costs would be on a stand-alone basis.  All costs directly charged or allocated to us are included in our Consolidated Statements of Income. As a result of ONEOK’s separation of its natural gas distribution business and the wind down of its energy services business in the first quarter 2014, general overhead costs incurred by ONEOK will be allocated primarily to us beginning in the second quarter 2014.

The following table sets forth the transactions with related parties for the periods indicated:

	Three Months Ended
	March 31,
	2014	2013
	(Thousands of dollars)
Revenues	$53,526	$82,634
Expenses
Cost of sales and fuel	$10,835	$9,551
Administrative and general expenses	77,246	72,496
Total expenses	$88,081	$82,047

ONEOK Partners GP made additional general partner contributions to us of approximately $1.0 million and $0.3 million during the three months ended March 31, 2014 and 2013, respectively, to maintain its 2 percent general partner interest in connection with the issuances of common units.  See Note E for additional information about our equity issuances and cash distributions paid to ONEOK for its general partner and limited partner interests.

J.	COMMITMENTS AND CONTINGENCIES

Environmental Matters - We are subject to multiple historical preservation, wildlife preservation and environmental laws and/or regulations that affect many aspects of our present and future operations.  Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, hazardous materials transportation and pipeline and facility construction.  These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals.  Failure to comply with these laws, regulations, licenses and permits may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations.  For example, if a leak or spill of hazardous substances or petroleum products occurs from pipelines or facilities that we own, operate or otherwise use, we could be held jointly and severally liable for all resulting liabilities, including response, investigation and cleanup costs, which could affect materially our results of operations and cash flows.  In addition, emission controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures at our facilities.  We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us.

In June 2013, the Executive Office of the President of the United States (the President) issued the President’s Climate Action Plan, which includes, among other things, plans for further regulatory actions to reduce carbon emissions from various sources. On March 28, 2014, the President released the Climate Action Plan - Strategy to Reduce Methane Emissions (Methane Strategy) that lists a number of actions that the federal agencies will undertake to continue to reduce above-ground methane emissions from several industries, including the oil and natural gas sectors. The proposed measures outlined in the Methane Strategy include, without limitation, the following: collaboration with the states to encourage emission reductions; standards to minimize natural gas venting and flaring on public lands; policy recommendations for reducing emissions from energy infrastructure to increase the performance of the nation’s energy transmission, storage and distribution systems; and continued efforts by PHMSA to require pipeline operators to take steps to eliminate leaks and prevent accidental methane releases and evaluate the progress of states in replacing cast iron pipelines. The impact of any such proposed regulatory actions on our facilities and operations is unknown. We continue to monitor these proposed regulations and the impact they may have on our businesses. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a significant impact on our business, financial position, results of operations and cash flows.

Our expenditures for environmental assessment, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters have had no material effects on earnings or cash flows during the three months ended March 31, 2014 and 2013.

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

The EPA’s rule on air-quality standards, National Emission Standards for Hazardous Air Pollutants for Stationary Reciprocating Internal Combustion Engines (RICE NESHAP), initially included a compliance date in 2013, and has since become effective. While the rule could require capital expenditures for the purchase and installation of new emissions-control equipment, we do not expect these expenditures will have a material impact on our results of operations, financial position or cash flows.

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

The rule was most recently amended in September 2013, and the EPA has indicated that further amendments may be issued in 2014. Based on the amendments and our understanding of pending stakeholder responses to the NSPS rule, we do not anticipate a material impact to our anticipated capital, operations and maintenance costs resulting from compliance with the regulation. However, the EPA may issue additional responses, amendments and/or policy guidance on the final rule, which could alter our present expectations. Generally, the NSPS rule will require expenditures for updated emissions controls, monitoring and record-keeping requirements at affected facilities in the crude oil and natural gas industry. We do not expect these expenditures will have a material impact on our results of operations, financial position or cash flows.

Pipeline Safety - We are subject to PHMSA regulations, including asset integrity-management regulations.  The Pipeline Safety Improvement Act of 2002 requires pipeline companies operating high-pressure pipelines to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated high-consequence areas. In January 2012, The Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 was signed into law.  The law increased maximum penalties for violating federal pipeline safety regulations and directs the DOT and Secretary of Transportation to conduct further review or studies on issues that may or may not be material to us. These issues include but are not limited to the following:

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

K.	SEGMENTS

Segment Descriptions - Our operations are divided into three reportable business segments, as follows:

•	our Natural Gas Gathering and Processing segment gathers, treats and processes natural gas;

•	our Natural Gas Liquids segment gathers, treats, fractionates and transports NGLs and stores, markets and distributes NGL products; and

•	our Natural Gas Pipelines segment operates regulated interstate and intrastate natural gas transmission pipelines and natural gas storage facilities.

Accounting Policies - We evaluate performance based principally on each segment’s operating income and equity earnings. The accounting policies of the segments are described in Note A of the Notes to Consolidated Financial Statements in our Annual Report. Affiliate and intersegment sales are recorded on the same basis as sales to unaffiliated customers.  Net margin is comprised of total revenues less cost of sales and fuel.  Cost of sales and fuel includes commodity purchases, fuel, storage and transportation costs.

As a result of ONEOK’s separation of its natural gas distribution business into a stand-alone publicly traded company called ONE Gas on January 31, 2014, transactions with ONE Gas subsequent to the separation are reflected as sales to unaffiliated customers.

Customers - The primary customers of our Natural Gas Gathering and Processing segment are major and independent crude oil and natural gas production companies.  Our Natural Gas Liquids segment’s customers are primarily NGL and natural gas gathering and processing companies, major and independent crude oil and natural gas production companies, propane distributors, ethanol producers and petrochemical, refining and NGL marketing companies. Natural Gas Pipelines segment customers include natural gas distribution, electric-generation, natural gas marketing and petrochemical companies.

For the three months ended March 31, 2014 and 2013, we had no single customer from which we received 10 percent or more of our consolidated revenues.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended March 31, 2014	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$347,016	$2,670,655	$91,106	$—	$3,108,777
Sales to affiliated customers	41,214	—	12,312	—	53,526
Intersegment revenues	373,895	41,157	1,375	(416,427)	—
Total revenues	$762,125	$2,711,812	$104,793	$(416,427)	$3,162,303
Net margin	$153,554	$268,978	$93,489	$(6,387)	$509,634
Operating costs	64,824	65,102	27,462	(7,205)	150,183
Depreciation and amortization	28,842	27,078	10,815	—	66,735
Gain (loss) on sale of assets	(19)	(48)	(83)	165	15
Operating income	$59,869	$176,750	$55,129	$983	$292,731
Equity earnings from investments	$5,486	$4,764	$23,409	$—	$33,659
Investments in unconsolidated affiliates	$333,054	$489,120	$406,880	$—	$1,229,054
Total assets	$4,048,332	$6,861,829	$1,848,594	$180,765	$12,939,520
Noncontrolling interests in consolidated subsidiaries	$4,597	$—	$—	$15	$4,612
Capital expenditures	$122,891	$273,063	$6,627	$420	$403,001
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $135.8 million, of which $111.6 million related to sales within the segment, net margin of $84.7 million and operating income of $45.1 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $81.3 million, net margin of $68.6 million and operating income of $35.1 million.

Three Months Ended March 31, 2013	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$137,245	$2,238,243	$59,325	$—	$2,434,813
Sales to affiliated customers	55,658	—	26,976	—	82,634
Intersegment revenues	244,611	26,425	(272)	(270,764)	—
Total revenues	$437,514	$2,264,668	$86,029	$(270,764)	$2,517,447
Net margin	$109,285	$186,620	$74,072	$622	$370,599
Operating costs	51,688	59,802	27,166	(392)	138,264
Depreciation and amortization	23,904	19,738	11,036	—	54,678
Gain (loss) on sale of assets	28	9	4	—	41
Operating income	$33,721	$107,089	$35,874	$1,014	$177,698
Equity earnings from investments	$6,331	$3,135	$16,389	$—	$25,855
Investments in unconsolidated affiliates	$335,140	$496,800	$388,189	$—	$1,220,129
Total assets	$3,146,236	$5,647,351	$1,799,121	$103,299	$10,696,007
Noncontrolling interests in consolidated subsidiaries	$4,691	$—	$—	$15	$4,706
Capital expenditures	$163,948	$274,165	$5,342	$9	$443,464
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

We have no significant assets or operations other than our investment in our wholly owned subsidiary, the Intermediate Partnership.  The Intermediate Partnership holds all our partnership interests and equity in our subsidiaries, as well as a 50 percent interest in Northern Border Pipeline.  Our Intermediate Partnership guarantees our senior notes and borrowings, if any, under the Partnership Credit Agreement.  The Intermediate Partnership’s guarantees of our senior notes and of any borrowings under the Partnership Credit Agreement are full and unconditional, subject to certain customary automatic release provisions.

For purposes of the following footnote:

•	we are referred to as “Parent”;

•	the Intermediate Partnership is referred to as “Guarantor Subsidiary”; and

•	the “Non-Guarantor Subsidiaries” are all subsidiaries other than the Guarantor Subsidiary.

The following unaudited supplemental condensed consolidating financial information is presented on an equity-method basis reflecting the Parent’s separate accounts, the Guarantor Subsidiary’s separate accounts, the combined accounts of the Non-Guarantor Subsidiaries, the combined consolidating adjustments and eliminations and the Parent’s consolidated amounts for the periods indicated.

Condensed Consolidating Statements of Income

	Three Months Ended March 31, 2014
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$2,806.7	$—	$2,806.7
Services	—	—	355.6	—	355.6
Total revenues	—	—	3,162.3	—	3,162.3
Cost of sales and fuel	—	—	2,652.7	—	2,652.7
Net margin	—	—	509.6	—	509.6
Operating expenses
Operations and maintenance	—	—	130.5	—	130.5
Depreciation and amortization	—	—	66.7	—	66.7
General taxes	—	—	19.7	—	19.7
Total operating expenses	—	—	216.9	—	216.9
Gain (loss) on sale of assets	—	—	—	—	—
Operating income	—	—	292.7	—	292.7
Equity earnings from investments	265.4	265.4	10.3	(507.4)	33.7
Allowance for equity funds used during construction	—	—	11.0	—	11.0
Other income (expense), net	82.7	82.7	0.6	(165.4)	0.6
Interest expense	(82.7)	(82.7)	(68.3)	165.4	(68.3)
Income before income taxes	265.4	265.4	246.3	(507.4)	269.7
Income taxes	—	—	(4.2)	—	(4.2)
Net income	265.4	265.4	242.1	(507.4)	265.5
Less: Net income attributable to noncontrolling interests	—	—	0.1	—	0.1
Net income attributable to ONEOK Partners, L.P.	$265.4	$265.4	$242.0	$(507.4)	$265.4

	Three Months Ended March 31, 2013
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$2,198.8	$—	$2,198.8
Services	—	—	318.6	—	318.6
Total revenues	—	—	2,517.4	—	2,517.4
Cost of sales and fuel	—	—	2,146.8	—	2,146.8
Net margin	—	—	370.6	—	370.6
Operating expenses
Operations and maintenance	—	—	121.3	—	121.3
Depreciation and amortization	—	—	54.7	—	54.7
General taxes	—	—	17.0	—	17.0
Total operating expenses	—	—	193.0	—	193.0
Gain (loss) on sale of assets	—	—	0.1	—	0.1
Operating income	—	—	177.7	—	177.7
Equity earnings from investments	156.6	156.6	9.5	(296.8)	25.9
Allowance for equity funds used during construction	—	—	9.1	—	9.1
Other income (expense), net	67.0	67.0	2.2	(134.0)	2.2
Interest expense	(67.0)	(67.0)	(55.9)	134.0	(55.9)
Income before income taxes	156.6	156.6	142.6	(296.8)	159.0
Income taxes	—	—	(2.3)	—	(2.3)
Net income	156.6	156.6	140.3	(296.8)	156.7
Less: Net income attributable to noncontrolling interests	—	—	0.1	—	0.1
Net income attributable to ONEOK Partners, L.P.	$156.6	$156.6	$140.2	$(296.8)	$156.6

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended March 31, 2014
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$265.4	$265.4	$242.1	$(507.4)	$265.5
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	(56.5)	(35.8)	(35.8)	71.6	(56.5)
Realized (gains) losses on derivatives recognized in net income	29.0	26.4	26.4	(52.8)	29.0
Total other comprehensive income (loss)	(27.5)	(9.4)	(9.4)	18.8	(27.5)
Comprehensive income	237.9	256.0	232.7	(488.6)	238.0
Less: Comprehensive income attributable to noncontrolling interests	—	—	0.1	—	0.1
Comprehensive income attributable to ONEOK Partners, L.P.	$237.9	$256.0	$232.6	$(488.6)	$237.9

	Three Months Ended March 31, 2013
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$156.6	$156.6	$140.3	$(296.8)	$156.7
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	(13.0)	(19.8)	(19.8)	39.6	(13.0)
Realized (gains) losses on derivatives recognized in net income	(0.2)	(2.6)	(2.6)	5.2	(0.2)
Total other comprehensive income (loss)	(13.2)	(22.4)	(22.4)	44.8	(13.2)
Comprehensive income	143.4	134.2	117.9	(252.0)	143.5
Less: Comprehensive income attributable to noncontrolling interests	—	—	0.1	—	0.1
Comprehensive income attributable to ONEOK Partners, L.P.	$143.4	$134.2	$117.8	$(252.0)	$143.4

Condensed Consolidating Balance Sheets

	March 31, 2014
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$—	$115.4	$—	$—	$115.4
Accounts receivable, net	—	—	869.3	—	869.3
Affiliate receivables	—	—	23.6	—	23.6
Natural gas and natural gas liquids in storage	—	—	231.2	—	231.2
Commodity imbalances	—	—	83.0	—	83.0
Other current assets	8.7	—	71.5	—	80.2
Total current assets	8.7	115.4	1,278.6	—	1,402.7
Property, plant and equipment
Property, plant and equipment	—	—	11,096.4	—	11,096.4
Accumulated depreciation and amortization	—	—	1,713.5	—	1,713.5
Net property, plant and equipment	—	—	9,382.9	—	9,382.9
Investments and other assets
Investments in unconsolidated affiliates	4,349.9	4,827.9	822.8	(8,771.5)	1,229.1
Intercompany notes receivable	6,815.1	6,221.7	—	(13,036.8)	—
Goodwill and intangible assets	—	—	829.2	—	829.2
Other assets	75.6	—	20.0	—	95.6
Total investments and other assets	11,240.6	11,049.6	1,672.0	(21,808.3)	2,153.9
Total assets	$11,249.3	$11,165.0	$12,333.5	$(21,808.3)	$12,939.5
Liabilities and equity
Current liabilities
Current maturities of long-term debt	$—	$—	$7.7	$—	$7.7
Notes payable	125.0	—	—	—	125.0
Accounts payable	—	—	1,140.4	—	1,140.4
Affiliate payables	—	—	53.1	—	53.1
Commodity imbalances	—	—	216.8	—	216.8
Accrued interest	88.0	—	—	—	88.0
Other current liabilities	4.6	—	80.9	—	85.5
Total current liabilities	217.6	—	1,498.9	—	1,716.5
Intercompany debt	—	6,815.1	6,221.7	(13,036.8)	—
Long-term debt, excluding current maturities	5,985.6	—	57.6	—	6,043.2
Deferred credits and other liabilities	—	—	129.1	—	129.1
Commitments and contingencies
Equity
Equity excluding noncontrolling interests in consolidated subsidiaries	5,046.1	4,349.9	4,421.6	(8,771.5)	5,046.1
Noncontrolling interests in consolidated subsidiaries	—	—	4.6	—	4.6
Total equity	5,046.1	4,349.9	4,426.2	(8,771.5)	5,050.7
Total liabilities and equity	$11,249.3	$11,165.0	$12,333.5	$(21,808.3)	$12,939.5

	December 31, 2013
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$—	$134.5	$—	$—	$134.5
Accounts receivable, net	—	—	1,103.1	—	1,103.1
Affiliate receivables	—	—	9.2	—	9.2
Natural gas and natural gas liquids in storage	—	—	188.3	—	188.3
Commodity imbalances	—	—	80.5	—	80.5
Other current assets	4.8	—	62.7	—	67.5
Total current assets	4.8	134.5	1,443.8	—	1,583.1
Property, plant and equipment
Property, plant and equipment	—	—	10,755.0	—	10,755.0
Accumulated depreciation and amortization	—	—	1,652.6	—	1,652.6
Net property, plant and equipment	—	—	9,102.4	—	9,102.4
Investments and other assets
Investments in unconsolidated affiliates	4,336.4	4,593.1	825.6	(8,525.3)	1,229.8
Intercompany notes receivable	6,638.3	6,247.1	—	(12,885.4)	—
Goodwill and intangible assets	—	—	832.2	—	832.2
Other assets	92.7	—	22.4	—	115.1
Total investments and other assets	11,067.4	10,840.2	1,680.2	(21,410.7)	2,177.1
Total assets	$11,072.2	$10,974.7	$12,226.4	$(21,410.7)	$12,862.6
Liabilities and equity
Current liabilities
Current maturities of long-term debt	$—	$—	$7.7	$—	$7.7
Accounts payable	—	—	1,255.4	—	1,255.4
Affiliate payables	—	—	47.5	—	47.5
Commodity imbalances	—	—	213.6	—	213.6
Accrued interest	92.7	—	—	—	92.7
Other current liabilities	—	—	89.1	—	89.1
Total current liabilities	92.7	—	1,613.3	—	1,706.0
Intercompany debt	—	6,638.3	6,247.1	(12,885.4)	—
Long-term debt, excluding current maturities	5,985.3	—	59.6	—	6,044.9
Deferred credits and other liabilities	—	—	113.0	—	113.0
Commitments and contingencies
Equity
Equity excluding noncontrolling interests in consolidated subsidiaries	4,994.2	4,336.4	4,188.9	(8,525.3)	4,994.2
Noncontrolling interests in consolidated subsidiaries	—	—	4.5	—	4.5
Total equity	4,994.2	4,336.4	4,193.4	(8,525.3)	4,998.7
Total liabilities and equity	$11,072.2	$10,974.7	$12,226.4	$(21,410.7)	$12,862.6

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2014
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Operating activities
Cash provided by operating activities	$255.6	$21.3	$424.8	$(242.5)	$459.2
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	—	—	(403.0)	—	(403.0)
Acquisition	—	—	(14.0)	—	(14.0)
Contributions to unconsolidated affiliates	—	—	(0.6)	—	(0.6)
Distributions received from unconsolidated affiliates	—	—	4.7	—	4.7
Proceeds from sale of assets	—	—	0.1	—	0.1
Cash used in investing activities	—	—	(412.8)	—	(412.8)
Financing activities
Cash distributions:
General and limited partners	(242.5)	(242.5)	—	242.5	(242.5)
Noncontrolling interests	—	—	—	—	—
Borrowing of notes payable, net	125.0	—	—	—	125.0
Intercompany borrowings (advances), net	(192.0)	202.1	(10.1)	—	—
Repayment of long-term debt	—	—	(1.9)	—	(1.9)
Issuance of common units, net of issuance costs	52.8	—	—	—	52.8
Contribution from general partner	1.1	—	—	—	1.1
Cash provided by (used in) financing activities	(255.6)	(40.4)	(12.0)	242.5	(65.5)
Change in cash and cash equivalents	—	(19.1)	—	—	(19.1)
Cash and cash equivalents at beginning of period	—	134.5	—	—	134.5
Cash and cash equivalents at end of period	$—	$115.4	$—	$—	$115.4

	Three Months Ended March 31, 2013
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Operating activities
Cash provided by operating activities	$225.7	$16.4	$160.2	$(220.9)	$181.4
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	—	—	(443.5)	—	(443.5)
Contributions to unconsolidated affiliates	—	—	(3.0)	—	(3.0)
Distributions received from unconsolidated affiliates	—	5.1	1.6	—	6.7
Proceeds from sale of assets	—	—	—	—	—
Cash provided by (used in) investing activities	—	5.1	(444.9)	—	(439.8)
Financing activities
Cash distributions:
General and limited partners	(220.9)	(220.9)	—	220.9	(220.9)
Noncontrolling interests	—	—	(0.1)	—	(0.1)
Intercompany borrowings (advances), net	(17.9)	(268.8)	286.7	—	—
Repayment of long-term debt	—	—	(1.9)	—	(1.9)
Issuance of common units, net of issuance costs	12.8	—	—	—	12.8
Contribution from general partner	0.3	—	—	—	0.3
Cash provided by (used in) financing activities	(225.7)	(489.7)	284.7	220.9	(209.8)
Change in cash and cash equivalents	—	(468.2)	—	—	(468.2)
Cash and cash equivalents at beginning of period	—	537.1	—	—	537.1
Cash and cash equivalents at end of period	$—	$68.9	$—	$—	$68.9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to Consolidated Financial Statements in this Quarterly Report, as well as our Annual Report.

RECENT DEVELOPMENTS

Market Conditions - Domestic supplies of natural gas, natural gas liquids and crude oil continue to increase from drilling activities in crude oil and NGL-rich resource areas. North American natural gas production continues to increase at a faster rate than demand, primarily as a result of increased production from nonconventional resource areas such as shale areas. We expect continued demand for midstream infrastructure development to be driven by producers who need to connect emerging natural gas and natural gas liquids production with end-use markets where current infrastructure is insufficient or nonexistent.

When economic conditions warrant, certain natural gas processors elect not to recover the ethane component of the natural gas stream, also known as ethane rejection, and instead leave the ethane component in the natural gas stream sold at the tailgate of natural gas processing plants. Price differentials between ethane and natural gas resulted in ethane rejection at most of our natural gas processing plants and some of our customers’ natural gas processing plants connected to our natural gas liquids gathering system in the Mid-Continent and Rocky Mountain regions during 2013 and the first quarter 2014, which reduced natural gas liquids volumes gathered and fractionated in our Natural Gas Liquids segment and reduced our results of operations.

We expect ethane rejection will persist at least through much of 2016, after which new world-scale ethylene production capacity is forecasted to begin coming on line, although market conditions may result in periods where it is economical to recover the ethane component in the natural gas stream. Ethane rejection is expected to have a significant impact on our financial results over this period. However, new NGL supply commitments are expected to increase volumes in 2014 through 2016 to mitigate partially the impact of ethane rejection on our Natural Gas Liquids segment. In addition, our Natural Gas Liquids segment’s integrated assets enable it to mitigate further the impact of ethane rejection through minimum volume commitments and our ability to utilize the transportation capacity made available due to ethane rejection to capture additional NGL location price differentials when they exist in our optimization activities. Beginning in the fourth quarter 2013, we experienced high propane demand for crop drying and increased heating due to much colder than normal weather that continued into the first quarter 2014. In response to this increased demand, propane prices increased significantly at the Mid-Continent market center at Conway, Kansas, compared with the Gulf Coast market center at Mont Belvieu, Texas, for the three months ended March 31, 2014, compared with the same period in 2013. The price of propane in the Mid-Continent market and the wider location price differentials between the Mid-Continent and Gulf Coast market centers peaked in late January 2014 and returned to historical levels by the end of February 2014 as supply and demand balanced. See additional discussion in the “Financial Results and Operating Information” section.

We also expect narrow NGL price differentials, with periods of volatility for certain NGL products, between the Conway, Kansas, and Mont Belvieu, Texas, market centers to persist as new fractionators and pipelines from various NGL-rich shale areas throughout the country, including our growth projects discussed below, continue to alleviate constraints affecting NGL prices and location price differentials between the two market centers.

New natural gas liquids pipeline projects are expected to bring incremental NGL supply from the Rocky Mountain, Marcellus and Utica basins to the Mont Belvieu,Texas, market center that may affect NGL prices, as well as compete with or displace NGL supply volumes from the Mid-Continent and Rocky Mountain regions where our assets are located. Our Natural Gas Liquids segment’s capital projects are backed by fee-based supply commitments that we expect will fill much of our optimization capacity used historically to capture NGL location price differentials between the Mid-Continent and Gulf Coast market centers.

Growth Projects - Crude oil and natural gas producers continue to drill aggressively for crude oil and NGL-rich natural gas in many regions where we have operations.  We expect continued development of the crude oil and NGL-rich natural gas reserves in the Bakken Shale and Three Forks formations in the Williston Basin, the Niobrara Shale and other formations in the Powder River Basin and in the Cana-Woodford Shale, Woodford Shale, Granite Wash and Mississippian Lime areas in the Mid-Continent region. In response to this increased production of crude oil, natural gas and NGLs, and higher demand for NGL products from the petrochemical industry, we are investing approximately $6.0 billion to $6.4 billion in new capital projects and acquisitions from 2010 through 2016 to meet the needs of natural gas producers and processors in these regions, as well as enhance our natural gas liquids fractionation, distribution and storage infrastructure in the Gulf Coast region.  The execution of these capital investments aligns with our goal to grow fee-based earnings.  Our acreage dedications and supply commitments from producers and natural gas processors in regions associated with our growth projects are expected to provide incremental cash flows and long-term fee-based earnings.

See additional discussion of our other growth projects in the “Financial Results and Operating Information” section in our Natural Gas Gathering and Processing and Natural Gas Liquids segments.

Cash Distributions - In April 2014, our general partner declared a cash distribution of $0.745 per unit ($2.98 per unit on an annualized basis) for the first quarter 2014, an increase of 1.5 cents from the previous quarter, which will be paid on May 15, 2014, to unitholders of record as of the close of business on April 30, 2014.

Transactions with Affiliates - For the three months ended March 31, 2014 and 2013, we had transactions with our affiliate ONEOK Energy Services Company, a subsidiary of ONEOK. Our Natural Gas Gathering and Processing segment sold natural gas to ONEOK Energy Services Company, and our Natural Gas Pipelines segment provided transportation and storage services to ONEOK Energy Services Company. Additionally, our Natural Gas Gathering and Processing and Natural Gas Liquids segments purchased a portion of the natural gas used in their operations from ONEOK Energy Services Company. All of our Natural Gas Gathering and Processing segment’s commodity derivative financial contracts were with ONEOK Energy Services Company, and it entered into similar commodity derivative financial contracts with third parties at our direction and on our behalf. On March 31, 2014, ONEOK completed the accelerated wind down of ONEOK Energy Services Company. In the first quarter 2014, outstanding commodity derivative positions with third parties entered into by ONEOK Energy Services Company on our behalf were transferred to us. In the future, we expect to enter into commodity derivative financial contracts directly with unaffiliated third parties.

On January 31, 2014, ONEOK completed the separation of its former natural gas distribution business into ONE Gas. We continue to enter into commodity sales and transportation and storage services transactions with ONE Gas after the separation, and these transactions are reflected as unaffiliated, third-party transactions beginning in February 2014.

ONEOK and its subsidiaries continue to be our sole general partner and to own limited partners units, which together at March 31, 2014, represented a 41.0 percent interest in us.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

The following table sets forth certain selected consolidated financial results for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2014 vs. 2013
Financial Results	2014	2013	Increase (Decrease)
	(Millions of dollars)
Commodity sales	$2,806.7	$2,198.7	$608.0	28%
Services	355.6	318.7	36.9	12%
Total revenues	3,162.3	2,517.4	644.9	26%
Cost of sales and fuel	2,652.7	2,146.8	505.9	24%
Net margin	509.6	370.6	139.0	38%
Operating costs	150.2	138.3	11.9	9%
Depreciation and amortization	66.7	54.7	12.0	22%
Gain (loss) on sale of assets	—	0.1	(0.1)	(100%)
Operating income	$292.7	$177.7	$115.0	65%
Equity earnings from investments	$33.7	$25.9	$7.8	30%
Interest expense	$(68.3)	$(55.9)	$12.4	22%
Capital expenditures	$403.0	$443.5	$(40.5)	(9%)

Commodity sales revenues increased for the three months ended March 31, 2014, compared with the same period in 2013, due to wider NGL location and product price differentials, related primarily to propane in the Mid-Continent region, in our Natural Gas Liquids and Natural Gas Gathering and Processing segments, and higher natural gas and NGL sales volumes from our recently completed capital projects in our Natural Gas Gathering and Processing segment.

Services revenues increased due to higher natural gas and NGL volumes from our recently completed capital projects in our Natural Gas Gathering and Processing and Natural Gas Liquids segments, and higher transportation revenues due to increased rates and park-and-loan services in our Natural Gas Pipelines segment. These increases were offset partially by severely cold weather that affected our Natural Gas Gathering and Processing and Natural Gas Liquids segments; the termination of a contract; and the impact of ethane rejection in our Natural Gas Liquids segment.

Operating costs and depreciation and amortization increased for the three months ended March 31, 2014, compared with the same period in 2013, due primarily to the growth of our operations related to our completed capital projects. Equity earnings from investments increased due to increased park-and-loan services on Northern Border Pipeline and higher volumes on Overland Pass Pipeline, delivered from our Bakken NGL Pipeline.

Interest expense increased for the three months ended March 31, 2014, compared with the same period in 2013, due primarily to interest costs from our $1.25 billion debt issuance in September 2013, offset partially by higher capitalized interest associated with investments in our growth projects.

Capital expenditures decreased for the three months ended March 31, 2014, compared with the same period in 2013, due to the timing of expenditures on growth projects.

Additional information regarding our financial results and operating information is provided in the following discussion for each of our segments.

Natural Gas Gathering and Processing

Overview - Our Natural Gas Gathering and Processing segment provides nondiscretionary services to producers that include gathering and processing of natural gas produced from crude oil and natural gas wells. Unprocessed natural gas is compressed and gathered through pipelines and transported to processing facilities where volumes are aggregated, treated and processed to remove water vapor, solids and other contaminants, and to extract NGLs in order to provide marketable natural gas, commonly referred to as residue gas.  The residue gas, which consists primarily of methane, is compressed and delivered to natural gas pipelines for transportation to end-users. When the NGLs are separated from the unprocessed natural gas at the processing plants, the NGLs are in the form of a mixed, unfractionated NGL stream that is delivered to natural gas liquids gathering pipelines for transportation to natural gas liquids fractionators.

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

Revenues for this segment are derived primarily from POP contracts with a fee-based component and fee-based contracts.  Under a POP contract with a fee-based component, we retain a percentage of the proceeds from the sale of residue natural gas, condensate and/or NGLs and charge fees for gathering, treating, compressing and processing the producer’s natural gas. With a fee-based contract, we are paid a fee for the services we provide, based on volumes gathered, processed, treated and/or compressed.

We expect our capital projects will continue to generate additional revenues, earnings and cash flows as they are completed. We expect our natural gas liquids and natural gas commodity price sensitivity within this segment to increase in the future as our capital projects are completed and volumes increase under POP contracts with a fee based component with our customers. We use commodity derivative instruments and physical-forward contracts to mitigate our sensitivity to fluctuations in the natural gas, crude oil and NGL prices received for our share of volumes.

Growth Projects - Our Natural Gas Gathering and Processing segment is investing approximately $3.0 billion to $3.3 billion from 2010 through 2016 in growth projects in NGL-rich areas in the Williston Basin, the Cana-Woodford Shale and the Powder River Basin areas that we expect will enable us to meet the rapidly growing needs of crude oil and natural gas producers in those areas.

Williston Basin Processing Plants and related projects - Our projects in this basin include five 100 MMcf/d natural gas processing facilities:  the Garden Creek, Garden Creek II and Garden Creek III plants located in McKenzie County, North Dakota, and the Stateline I and Stateline II plants located in Williams County, North Dakota.  We also plan to construct a 200 MMcf/d processing facility, the Lonesome Creek plant, located in McKenzie County, North Dakota. We have acreage dedications of approximately 3 million acres supporting these plants.  In addition, we are expanding and upgrading our existing natural gas gathering and compression infrastructure and adding new well connections associated with these plants.

We placed the Garden Creek, Stateline I and Stateline II natural gas processing plants in service in December 2011, September 2012 and April 2013, respectively. Collectively, the plants and related infrastructure cost approximately $925 million, excluding AFUDC. We expect construction costs, excluding AFUDC, for the Garden Creek II plant and related infrastructure will be approximately $310 million to $345 million, and for the Garden Creek III plant and related infrastructure will be approximately $325 million to $360 million. The Garden Creek II and Garden Creek III plants are expected to be completed during the third quarter 2014 and the first quarter 2015, respectively. We expect construction costs, excluding AFUDC, for the Lonesome Creek natural gas gathering plant and related infrastructure will be approximately $550 million to $680 million. The Lonesome Creek natural gas processing plant is expected to be completed in the fourth quarter 2015.

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

Sage Creek acquisition and related projects - On September 30, 2013, we completed the acquisition of natural gas gathering and processing and natural gas liquids facilities in the NGL-rich areas of the Powder River Basin that include a 50 MMcf/d natural gas processing facility, the Sage Creek plant, and related natural gas gathering infrastructure.  Included in the acquisition were supply contracts providing for long-term acreage dedications from producers in the area, which are structured with POP and fee-based contractual terms. We plan to invest approximately $50 million, excluding AFUDC, through 2015 to upgrade existing natural gas processing infrastructure and construct new natural gas gathering infrastructure.

Cana-Woodford Shale projects - We are investing approximately $340 million to $360 million to construct a new 200 MMcf/d natural gas processing facility, the Canadian Valley plant, and related infrastructure in the Cana-Woodford Shale in Canadian County, Oklahoma, in close proximity to our existing natural gas transportation and natural gas liquids gathering pipelines. The additional natural gas processing infrastructure is necessary to accommodate increased production of NGL-rich natural gas in the Cana-Woodford Shale where we have substantial acreage dedications from active producers.  The Canadian Valley plant was completed in March 2014.  Together with related additional infrastructure, our capacity to gather and process natural gas will be approximately 390 MMcf/d in the Cana-Woodford Shale.

In all of our growth project areas, nearly all of the new natural gas production is from horizontally drilled and completed wells in nonconventional resource areas.  These wells tend to produce volumes at higher initial rates resulting generally in higher initial decline rates than conventional vertical wells; however, the decline rates flatten out over time.  These wells are expected to have long productive lives.  The capital needed to connect to new wells and expand our infrastructure is expected to increase compared with our historical levels of routine growth capital.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in “Liquidity and Capital Resources.”

Selected Financial Results - Our Natural Gas Gathering and Processing segment’s operating results for the three months ended March 31, 2014, reflect the completion of our Stateline II natural gas processing plant, which was placed in service in April 2013, and the acquisition of the remaining 30 percent undivided interest in our Maysville, Oklahoma, natural gas processing facility, which was acquired in December 2013. The completion of Stateline II natural gas processing plant resulted in increased natural gas volumes gathered and processed in the Williston Basin. We expect drilling activities and development of the reserves to continue in the Williston Basin and NGL-rich areas of the Powder River Basin in the Rocky Mountain region and the Cana-Woodford Shale and Granite Wash areas in Oklahoma and Texas.

The following table sets forth certain selected financial results for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Variances
	March 31,		2014 vs. 2013
Financial Results	2014	2013	Increase (Decrease)
	(Millions of dollars)
NGL sales	$379.9	$233.5	$146.4	63%
Condensate sales	29.0	26.9	2.1	8%
Residue natural gas sales	290.1	127.5	162.6	*
Gathering, compression, dehydration and processing fees and other revenue	63.2	49.6	13.6	27%
Cost of sales and fuel	608.6	328.2	280.4	85%
Net margin	153.6	109.3	44.3	41%
Operating costs	64.9	51.7	13.2	26%
Depreciation and amortization	28.8	23.9	4.9	21%
Operating income	$59.9	$33.7	$26.2	78%
Equity earnings from investments	$5.5	$6.3	$(0.8)	(13%)
Capital expenditures	$122.9	$163.9	$(41.0)	(25%)
* Percentage change is greater than 100 percent.

Net margin increased for the three months ended March 31, 2014, compared with the same period in 2013, primarily as a result of the following:

•
an increase of $36.6 million due primarily to natural gas volume growth in the Williston Basin from our Stateline II natural gas processing plant; the increase in our ownership of our Maysville, Oklahoma, natural gas processing plant; and additional well connections resulting in higher natural gas volumes gathered, compressed, processed, transported and sold, higher NGL volumes sold, and higher fees, offset partially by freeze-offs due to severely cold weather;

•	an increase of $5.8 million due primarily to higher net realized propane prices; and

•	an increase of $1.9 million due primarily to changes in contract mix.

Operating costs increased for the three months ended March 31, 2014, compared with the same period in 2013, primarily as a result of the growth of our operations, which reflects the completion of our Stateline II natural gas processing plant and related infrastructure that were placed in service in April 2013; and costs associated with owning the remaining 30 percent undivided interest in our Maysville, Oklahoma, natural gas processing facility that was acquired in December 2013; which include the following:

•	an increase of $10.6 million due to higher materials and supplies, and outside services expenses; and

•	an increase of $2.7 million in employee-related costs due to higher labor and employee benefit costs.

Depreciation and amortization expense increased for the three months ended March 31, 2014, compared with the same period in 2013, due to the completion of our Stateline II natural gas processing plant in the Williston Basin, the completion of well connections and infrastructure projects supporting our volume growth in the Williston Basin and the acquisition of the Sage Creek natural gas processing plant in Wyoming.

Capital expenditures decreased for the three months ended March 31, 2014, compared with the same period in 2013, due primarily to the timing of expenditures for our growth projects discussed above. During the first quarter 2014, we connected approximately 230 new wells to our systems compared with approximately 270 in the same period in 2013. This decrease was due to much colder than normal weather in the Williston Basin in 2014.

Selected Operating Information - The following tables set forth selected operating information for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended
	March 31,
Operating Information (a)	2014	2013
Natural gas gathered (BBtu/d)	1,499	1,215
Natural gas processed (BBtu/d) (b)	1,268	989
NGL sales (MBbl/d)	90	72
Residue natural gas sales (BBtu/d)	567	436
Realized composite NGL net sales price ($/gallon) (c)	$1.05	$0.85
Realized condensate net sales price ($/Bbl) (c)	$76.07	$88.28
Realized residue gas net sales price ($/MMBtu) (c)	$3.60	$3.57
Average fee rate ($/MMBtu)	$0.38	$0.36
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.
(c) - Presented net of the impact of hedging activities on our equity volumes.

Natural gas volumes gathered and processed, and NGL and residue natural gas sold, increased for the three months ended March 31, 2014, compared with the same period in 2013, due to volume growth in the Williston Basin from our Stateline II natural gas processing plant and increased ownership of our Maysville, Oklahoma, natural gas processing plant, offset partially by continued declines in coal-bed methane production in the Powder River Basin in Wyoming and natural gas production declines in Kansas. The realized composite NGL net sales price increased for the three months ended March 31, 2014, compared with the same period in 2013, due primarily to higher prices from increased demand associated with lower propane storage levels and severely cold weather.

The quantity and composition of NGLs and natural gas continues to change as our new natural gas processing plants in the Williston Basin and Mid-Continent are placed in service. Our Garden Creek, Stateline I and Stateline II plants have the capability to recover ethane when economic conditions warrant but did not do so during the first three months of 2014. Our equity NGL volumes also are expected to be weighted more toward propane, iso-butane, normal butane and natural gasoline, compared with the prior year.

	Three Months Ended
	March 31,
Equity Volume Information (a)	2014	2013

NGL sales (MBbl/d)	18	12
Condensate sales (MBbl/d)	3	3
Residue natural gas sales (BBtu/d)	88	56
(a) - Includes volumes for consolidated entities only.

Commodity-Price Risk - The following tables set forth our Natural Gas Gathering and Processing segment’s hedging information for our equity volumes for the periods indicated:

	Nine Months Ending December 31, 2014
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (MBbl/d)	11.0	$1.18	/ gallon	83%
Condensate (MBbl/d)	2.5	$2.23	/ gallon	75%
Total (MBbl/d)	13.5	$1.37	/ gallon	81%
Natural gas (BBtu/d)	86.5	$4.06	/ MMBtu	75%

	Year Ending December 31, 2015
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (MBbl/d)	1.2	$1.07	/ gallon	5%
Natural gas (BBtu/d)	48.9	$4.19	/ MMBtu	41%

We expect our natural gas liquids and natural gas commodity-price sensitivity within this segment to increase in the future as our capital projects are completed and volumes increase under POP contracts with our customers.  Our Natural Gas Gathering and Processing segment’s commodity-price sensitivity is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at March 31, 2014, excluding the effects of hedging and assuming normal operating conditions.  Our condensate sales are based on the price of crude oil.  We estimate the following:

•	a $0.01 per-gallon change in the composite price of NGLs would change annual net margin by approximately $2.3 million;

•	a $1.00 per-barrel change in the price of crude oil would change annual net margin by approximately $1.3 million; and

•	a $0.10 per-MMBtu change in the price of residue natural gas would change annual net margin by approximately $4.1 million.

These estimates do not include any effects on demand for our services or processing plant operations that might be caused by, or arise in conjunction with, commodity price fluctuations.  For example, a change in the gross processing spread may cause a change in the amount of ethane extracted from the natural gas stream, affecting natural gas gathering and processing margins for certain contracts.

See Note C of the Notes to Consolidated Financial Statements in this Quarterly Report for more information on our hedging activities.

Equity Investments - Low natural gas prices and the relatively higher crude oil and NGL prices, compared with natural gas on a heating-value basis, have caused producers primarily to focus their development efforts on crude oil and NGL-rich supply basins rather than in areas with dry natural gas production, such as the coal-bed methane production areas in the Powder River Basin.  The reduced coal-bed methane development activities and production declines in the dry natural gas formations of the Powder River Basin have resulted in lower natural gas volumes available to be gathered.  While the reserve potential in the dry natural gas formations of the Powder River Basin still exists, future drilling and development will be affected by commodity prices and producers’ alternative prospects. In the near term, a continued decline in volumes gathered in this area may reduce our ability to recover the carrying value of our assets and equity investments in this area and could result in noncash charges to earnings.

Due to recent reductions in producer activity and declines in natural gas volumes gathered in the dry natural gas area of the Powder River Basin on the Bighorn Gas Gathering system, in which we own a 49 percent equity interest, we tested our investment for impairment at December 31, 2013. The estimated fair value exceeded the carrying value; however, a decline of 10 percent or more in the fair value of our investment in Bighorn Gas Gathering would result in a noncash impairment charge. We were not able to reasonably estimate a range of potential future impairment charges, as many of the assumptions that would be used in our estimate of fair value are dependent upon events beyond our control. The carrying amount of our investment at March 31, 2014, was $86.6 million, which includes $53.4 million in equity method goodwill.

Natural Gas Liquids

Overview - Our Natural Gas Liquids segment owns and operates facilities that gather, fractionate, treat and distribute NGLs and store NGL products, primarily in Oklahoma, Kansas, Texas and the Rocky Mountain region where we provide nondiscretionary services to producers of NGLs.  We own or have an ownership interest in FERC-regulated natural gas liquids gathering and distribution pipelines in Oklahoma, Kansas, Texas, Montana, North Dakota, Wyoming and Colorado, and terminal and storage facilities in Missouri, Nebraska, Iowa and Illinois.  We also own FERC-regulated natural gas liquids distribution and refined petroleum products pipelines in Kansas, Missouri, Nebraska, Iowa, Illinois and Indiana that connect our Mid-Continent assets with Midwest markets, including Chicago, Illinois.  The majority of the pipeline-connected natural gas processing plants in Oklahoma, Kansas and the Texas Panhandle, which extract unfractionated NGLs from unprocessed natural gas, are connected to our gathering systems.  We own and operate truck- and rail-loading and -unloading facilities that connect with our NGL fractionation and pipeline assets.  In April 2013, we began transporting unfractionated NGLs from natural gas processing plants in the Williston Basin on our Bakken NGL Pipeline. These unfractionated NGLs previously were transported by rail to our Mid-Continent natural gas liquids fractionation facilities. We continue to use our rail-terminal facilities in our NGL marketing activities.

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

Revenues for our Natural Gas Liquids segment are derived primarily from nondiscretionary fee-based services that we provide to our customers and from the physical optimization of our assets.  Our fee-based services have increased due primarily to new supply connections, expansion of existing connections and our previously completed capital projects, including our Bakken NGL Pipeline, Cana-Woodford Shale and Granite Wash projects, and expansion of our NGL fractionation capacity, including the completion of our MB-2 fractionator in December 2013.  Our sources of revenue are categorized as exchange services, optimization and marketing, pipeline transportation, isomerization and storage, which are defined as follows:

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

•
Our pipeline transportation services transport unfractionated NGLs, NGL products and refined petroleum products, primarily under FERC-regulated tariffs.  Tariffs specify the maximum rates we charge our customers and the general terms and conditions for NGL transportation service on our pipelines.

•
Our isomerization activities capture the price differential when normal butane is converted into the more valuable iso-butane at our isomerization unit in Conway, Kansas.  Iso-butane is used in the refining industry to increase the octane of motor gasoline.

•	Our storage activities consist primarily of fee-based NGL storage services at our Mid-Continent and Gulf Coast storage facilities.

Growth Projects - Our growth strategy in our Natural Gas Liquids segment is focused around the crude oil and NGL-rich natural gas drilling activity in shale and other nonconventional resource areas from the Rocky Mountain region through the Mid-Continent region into Texas.  Increasing crude oil, natural gas and NGL production resulting from this activity and higher petrochemical industry demand for NGL products have resulted in our making additional capital investments to expand our infrastructure to bring these commodities from supply basins to market.  Expansion of the petrochemical industry in the United States is expected to increase ethane demand significantly in the next three to five years, and international demand for NGLs, particularly propane, also is increasing and is expected to continue to do so in the future.

Our Natural Gas Liquids segment is investing approximately $3.0 billion to $3.1 billion in NGL-related projects from 2010 through 2016.  These investments will accommodate the transportation and fractionation of growing NGL supply from shale and other resource development areas across our asset base and alleviate infrastructure constraints between the Mid-Continent and Gulf Coast market centers to meet increasing petrochemical industry and NGL export demand in the Gulf Coast.  Over time, these growing fee-based NGL volumes are expected to fill much of our natural gas liquids pipeline capacity used historically to capture the NGL location price differentials between the two market centers.

Since late 2012, NGL location price differentials have generally remained narrow between the Mid-Continent and Gulf Coast market centers. We expect these narrower NGL price differentials, with periods of volatility for certain NGL products, to continue as new fractionators and pipelines, including our growth projects discussed below, continue to alleviate constraints between the Conway, Kansas, and Mont Belvieu, Texas, natural gas liquids market centers. In addition, new natural gas liquids pipeline projects are expected to bring incremental NGL supply from the Rocky Mountain, Marcellus and Utica basins to the Mont Belvieu, Texas, market center that may affect NGL prices, as well as compete with or displace NGL supply volumes from the Mid-Continent and Rocky Mountain regions where our assets are located. Our Natural Gas Liquids segment’s capital projects are backed by fee-based supply commitments that we expect will fill much of our optimization capacity used historically to capture NGL location price differentials between the two market centers.

Sterling III Pipeline - In March 2014, we completed a 550-mile natural gas liquids pipeline, the Sterling III Pipeline, which has the flexibility to transport either unfractionated NGLs or NGL products from the Mid-Continent to the Gulf Coast.  The Sterling III Pipeline traverses the NGL-rich Woodford Shale that is currently under development and provides transportation capacity for the growing NGL production from the Cana-Woodford Shale and Granite Wash areas, where the pipeline gathers unfractionated NGLs from the new natural gas processing plants that are being built as a result of NGL supply growth in these areas. The Sterling III Pipeline is designed to transport up to 193 MBbl/d of NGL production from our natural gas liquids infrastructure at Medford, Oklahoma, to our storage and fractionation facilities in Mont Belvieu, Texas. We have multi-year supply commitments from producers and natural gas processors for approximately 75 percent of the pipeline’s capacity. Installation of additional pump stations could expand the capacity of the pipeline to 260 MBbl/d.

The project also includes reconfiguration of our existing Sterling I and Sterling II pipelines, expected to be completed in the second quarter 2014, which currently distribute NGL products between the Mid-Continent and Gulf Coast natural gas liquids market centers, to transport either unfractionated NGLs or NGL products. The new pipeline and reconfiguration projects cost $760 million to $790 million, excluding AFUDC.

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

Ethane Header Pipeline - In April 2013, we placed in service a 12-inch diameter ethane header pipeline that creates a new point of connection between our Mont Belvieu, Texas, NGL fractionation and storage assets, and several petrochemical customers. The new pipeline was designed to transport up to 400 MBbl/d from our 80 percent-owned, 160 MBbl/d MB-1 fractionator and our wholly owned 75 MBbl/d MB-2 and MB-3 fractionators and our ethane/propane splitter. The ethane header pipeline project cost approximately $23 million, excluding AFUDC.

Ethane/Propane Splitter - In March 2014, we placed in service a new 40 MBbl/d ethane/propane splitter at our Mont Belvieu storage facility to split ethane/propane mix into purity ethane in order to meet the needs of petrochemical customers, which we expect will grow over the long term.  The facility will be capable of producing 32 MBbl/d of purity ethane and 8 MBbl/d of propane. The ethane/propane splitter project cost approximately $46 million, excluding AFUDC.

Bakken NGL Pipeline and related projects - The Bakken NGL Pipeline, a 600-mile natural gas liquids pipeline with capacity to transport 60 MBbl/d of unfractionated NGLs from the Williston Basin to the Overland Pass Pipeline, was placed in service in April 2013.  The unfractionated NGLs then are delivered to our existing natural gas liquids fractionation and distribution infrastructure in the Mid-Continent.  NGL supply commitments for the Bakken NGL Pipeline are anchored by NGL production from our natural gas processing plants. The pipeline cost approximately $455 million, excluding AFUDC.

We are investing an additional $100 million to install additional pump stations on the Bakken NGL Pipeline to increase its capacity to 135 MBbl/d from the original capacity of 60 MBbl/d. The expansion is expected to be completed in the third quarter 2014. We also plan to invest approximately $100 million to complete a second expansion of the Bakken NGL Pipeline to increase its capacity to 160 MBbl/d. This expansion is expected to be completed in the second quarter 2016.

The unfractionated NGLs from the Bakken NGL Pipeline and other supply sources under development in the Rocky Mountain region required installing additional pump stations and expanding existing pump stations on the Overland Pass Pipeline in which we own a 50 percent equity interest.  These additions and expansions were placed in service in the second quarter 2013 and increased the capacity of the Overland Pass Pipeline to 255 MBbl/d.  Our share of the costs for this project was approximately $36 million, excluding AFUDC.

Sage Creek-related infrastructure - On September 30, 2013, we acquired certain natural gas gathering and processing and natural gas liquids facilities serving the NGL-rich Niobrara Shale and other formations in the Powder River Basin, which includes a natural gas liquids pipeline. The acquired natural gas liquids pipeline will be integrated into our natural gas liquids system and used as a platform for future growth opportunities. We plan to invest approximately $85 million, excluding AFUDC, to build new natural gas liquids pipeline infrastructure and connect the Sage Creek natural gas processing plant to our Bakken NGL Pipeline. These projects are expected to be completed in the fourth quarter 2014.

Bushton Fractionator expansion - In September 2012, we placed in service an expansion and upgrade to our existing NGL fractionation capacity at Bushton, Kansas, increasing capacity to 210 MBbl/d from 150 MBbl/d. This additional capacity is necessary to accommodate the volume growth from the Mid-Continent and Williston Basin. These projects cost approximately $117 million, excluding AFUDC.

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

Cana-Woodford Shale and Granite Wash projects - We constructed approximately 230 miles of natural gas liquids pipelines that expanded our existing Mid-Continent natural gas liquids gathering system in the Cana-Woodford Shale and Granite Wash areas. These pipelines expanded our capacity to transport unfractionated NGLs from these Mid-Continent supply areas to fractionation facilities in Oklahoma and Texas, and distribute NGL products to the Mid-Continent, Gulf Coast and upper Midwest market centers. We installed additional pump stations and pipeline looping on our Arbuckle Pipeline to increase its capacity to 260 MBbl/d.  These projects have added, through multi-year supply contracts, approximately 75 to 80 MBbl/d of unfractionated NGLs to our existing natural gas liquids gathering systems.  These projects were placed in service in April 2012 and cost approximately $220 million, excluding AFUDC.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in “Liquidity and Capital Resources.”

Selected Financial Results and Operating Information - The following table sets forth certain selected financial results and operating information for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Variances
	March 31,		2014 vs. 2013
Financial Results	2014	2013	Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$2,485.8	$2,049.8	$436.0	21%
Exchange service and storage revenues	202.6	192.4	10.2	5%
Transportation revenues	23.4	22.5	0.9	4%
Cost of sales and fuel	2,442.8	2,078.1	364.7	18%
Net margin	269.0	186.6	82.4	44%
Operating costs	65.1	59.8	5.3	9%
Depreciation and amortization	27.1	19.7	7.4	38%
Operating income	$176.8	$107.1	$69.7	65%
Equity earnings from investments	$4.8	$3.1	$1.7	55%
Capital expenditures	$273.1	$274.2	$(1.1)	—%

In the fourth quarter 2013, we experienced high propane demand for crop drying and increased heating demand due to colder than normal weather that continued into the first quarter 2014. In response to increased demand, propane prices at the Mid-Continent market center at Conway, Kansas, increased significantly, compared with propane prices at the Gulf Coast market center at Mont Belvieu, Texas. To help meet the demand and capture the wider location price differentials between these two markets, we utilized our assets to deliver more propane into the Mid-Continent region from the Gulf Coast region. The price of propane in the Mid-Continent market and the wider location price differentials between the Mid-Continent and Gulf Coast market centers peaked in late January 2014 and returned to historical levels by the end of February 2014 as supply and demand balanced.

Ethane rejection in the Rocky Mountain and Mid-Continent regions continued in 2014 as expected, resulting in capacity being available on our pipelines that connect the Mid-Continent and Gulf Coast market centers, a portion of which we were able to utilize for optimization activities, including the delivery of propane into the Mid-Continent region. Severely cold weather in the first quarter 2014 caused freeze-offs, which also affected volumes.

Net margin increased for the three months ended March 31, 2014, compared with the same period in 2013, primarily as a result of the following:

•
an increase of $72.5 million in optimization and marketing margins, which resulted from a $40.7 million increase due primarily to significantly wider NGL location price differentials, primarily related to increased weather-related seasonal demand for propane, a $18.2 million increase due primarily to wider NGL product price differentials; and a $13.6 million increase in marketing margins related primarily to increased weather-related seasonal demand for propane;

•
an increase of $8.0 million in exchange-services margins, which resulted primarily from higher NGL volumes from the Bakken NGL Pipeline, and higher fees for exchange-services activities resulting from contract renegotiations, offset partially by lower volumes from severely cold weather and the termination of a contract;

•	an increase of $3.4 million in storage margins due primarily to contract renegotiations;

•	an increase of $3.3 million related to higher isomerization volumes, resulting from the wider NGL product price differential between normal butane and iso-butane; offset partially by

•	a decrease of $3.5 million resulting from the impact of ethane rejection, which resulted in lower NGL volumes; and

•
a decrease of $1.4 million due to the impact of operational measurement losses of approximately $0.9 million in the first quarter 2014, compared with measurement gains of approximately $0.5 million in the same period last year.

Operating costs increased for the three months ended March 31, 2014, compared with the same period in 2013, primarily as a result of the following:

•	an increase of $2.3 million due to higher outside services expenses associated primarily with scheduled maintenance and the growth of operations related to completed capital projects;

•	an increase of $2.1 million due to higher ad valorem taxes related to completed capital projects; and

•	an increase of $1.0 million due to higher employee-related expenses due to recently completed capital projects and the growth of our operations.

Depreciation and amortization expense increased for the three months ended March 31, 2014, compared with the same period in 2013, due primarily to the higher depreciation associated with completed capital projects.

Equity earnings increased for the three months ended March 31, 2014, compared with the same period in 2013, due primarily to higher volumes delivered to Overland Pass Pipeline from our Bakken NGL Pipeline, which was placed in service in April 2013.

	Three Months Ended
	March 31,
Operating Information	2014	2013
NGL sales (MBbl/d)	563	578
NGLs transported-gathering lines (MBbl/d) (b)	475	498
NGLs fractionated (MBbl/d) (a)	472	512
NGLs transported-distribution lines (MBbl/d) (b)	430	394
Average Conway-to-Mont Belvieu OPIS price differential - ethane in ethane/propane mix ($/gallon)	$0.12	$0.01
(a) - Includes volumes at company-owned and third-party facilities.
(b) - Includes volumes for consolidated entities only.

NGLs transported on gathering lines and NGLs fractionated decreased for the three months ended March 31, 2014, compared with the same period in 2013, due primarily to the termination of a contract, the impact of severely cold weather across our system and increased ethane rejection in the Mid-Continent region, offset partially by increased volumes from the Williston Basin on our completed Bakken NGL Pipeline.

NGLs transported on distribution lines increased for the three months ended March 31, 2014, compared with the same period in 2013, due primarily to higher NGL volumes, primarily propane, transported to the Mid-Continent region due to increased demand.

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

•
Viking Gas Transmission, which transports natural gas from an interconnection with TransCanada pipeline near Emerson, Manitoba, to serve local natural gas distribution companies in Minnesota, North Dakota and Wisconsin, and terminates at a connection with ANR Pipeline Company near Marshfield, Wisconsin;

•	Guardian Pipeline, which interconnects with several pipelines at the Chicago hub near Joliet, Illinois, and with local natural gas distribution companies in Wisconsin; and

•	OkTex Pipeline Company, which has interconnects in Oklahoma, Texas and New Mexico.

Our intrastate natural gas pipeline assets in Oklahoma transport natural gas through the state and have access to the major natural gas producing areas, including the Cana-Woodford Shale, Woodford Shale, Granite Wash and Mississippian Lime.  We also have access to the major natural gas producing areas, including the Mississippian Lime formation in south central Kansas.  In Texas, our intrastate natural gas pipelines are connected to the major natural gas producing areas in the Texas Panhandle, including the Granite Wash area and Delaware and Cline producing areas in the Permian Basin; and transport natural gas throughout the western portion of Texas, including the Waha Hub where other pipelines may be accessed for transportation to western markets, the Houston Ship Channel market to the east and the Mid-Continent market to the north.

We own underground natural gas storage facilities in Oklahoma and Texas that are connected to our intrastate natural gas pipeline assets. We also have underground natural gas storage facilities in Kansas.

Our transportation contracts for our regulated natural gas storage activities are based upon rates stated in our tariffs.  Tariffs specify the maximum rates that customers may be charged, which may be discounted to meet competition if necessary, and the general terms and conditions for pipeline transportation service, which are established at FERC or appropriate state jurisdictional agency proceedings known as rate cases.  In Texas and Kansas, natural gas storage service is a fee business that may be regulated by the state in which the facility operates and by the FERC for certain types of services.  In Oklahoma, natural gas storage operations are also a fee business but are not subject to rate regulation by the state and have market-based rate authority from the FERC for certain types of services.

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Variances
	March 31,		2014 vs. 2013
Financial Results	2014	2013	Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$74.0	$60.5	$13.5	22%
Storage revenues	23.4	17.4	6.0	34%
Gas sales and other revenues	7.4	8.1	(0.7)	(9%)
Cost of sales	11.3	11.9	(0.6)	(5%)
Net margin	93.5	74.1	19.4	26%
Operating costs	27.5	27.2	0.3	1%
Depreciation and amortization	10.8	11.0	(0.2)	(2%)
Loss on sale of assets	(0.1)	—	(0.1)	—%
Operating income	$55.1	$35.9	$19.2	53%
Equity earnings from investments	$23.4	$16.4	$7.0	43%
Capital expenditures	$6.6	$5.3	$1.3	25%
Cash paid for acquisitions	$14.0	$—	$14.0	*
* Percentage change is greater than 100 percent.

Net margin increased for the three months ended March 31, 2014, compared with the same period in 2013, primarily as a result of the following:

•	an increase of $4.9 million due to higher firm transportation revenues primarily from increased rates on our intrastate pipelines and higher contracted capacity on Midwestern Gas Transmission;

•	an increase of $4.9 million due to increased park-and-loan services on our interstate pipelines as a result of weather-related seasonal demand;

•	an increase of $4.7 million from increased short-term natural gas storage services due to increased park-and-loan services; and

•	an increase of $4.7 million from higher net retained fuel due to higher natural gas prices and additional natural gas volumes retained.

Equity earnings from our investments increased $7.0 million for the three months ended March 31, 2014, compared with the same period in 2013, primarily due to increased park-and-loan services on Northern Border Pipeline as a result of increased weather-related seasonal demand.

In the first quarter 2014, we acquired a 130-mile natural gas pipeline in western Oklahoma for $28 million, of which $14 million will be paid in 2018, that provides service to two natural gas-fired electric power plants and is connected to our existing intrastate natural gas pipeline in the state.

	Three Months Ended
	March 31,
Operating Information (a)	2014	2013
Natural gas transportation capacity contracted (MDth/d)	5,866	5,670
Transportation capacity subscribed	93%	93%
Average natural gas price
Mid-Continent region ($/MMBtu)	$5.60	$3.42
(a) - Includes volumes for consolidated entities only.

Our natural gas pipelines primarily serve end-users, such as natural gas distribution and electric-generation companies that require natural gas to operate their businesses regardless of location price differentials.  The development of shale and other resource areas has continued to increase available natural gas supply resulting in narrower location and seasonal price differentials.  As additional supply is developed, we expect producers to demand incremental services in the future to transport their production to market.  The abundance of shale gas supply and new regulations on emissions from coal-fired electric-generation plants may also increase the demand for our services from electric-generation companies as they convert to a natural gas fuel source.  Conversely, contracted capacity by certain customers that are focused on capturing location or seasonal price differentials may decrease in the future due to narrowing price differentials. Overall, we expect our fee-based earnings to remain relatively stable in the future as the development of shale and other resource areas continues.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure of the partnership's financial performance. Adjusted EBITDA is defined as net income adjusted for interest expense, depreciation and amortization, income taxes and allowance for equity funds used during construction. We believe this non-GAAP financial measure is useful to investors because it is used by many companies in our industry as a measurement of financial performance and is commonly employed by financial analysts and others to evaluate our financial performance and to compare our financial performance with the performance of other publicly traded partnerships within our industry. Management also uses Adjusted EBITDA to evaluate the performance of the partnership as a whole. Adjusted EBITDA should not be considered an alternative to net income, earnings per unit or any other measure of financial performance presented in accordance with GAAP. Additionally, this calculation may not be comparable with similarly titled measures of other companies.

A reconciliation of Adjusted EBITDA for the three months ended March 31, 2014 and 2013, to net income, which is the nearest comparable GAAP financial measure, is as follows:

	Three Months Ended
	March 31,
(Unaudited)	2014	2013
Reconciliation of Net Income to Adjusted EBITDA	(Thousands of dollars)
Net income	$265,468	$156,685
Interest expense	68,276	55,872
Depreciation and amortization	66,735	54,678
Income taxes	4,181	2,307
Allowance for equity funds used during construction	(10,971)	(9,087)
Adjusted EBITDA	$393,689	$260,455

Adjusted EBITDA increased $133.2 million for the three months ended March 31, 2014, compared with the same period in 2013. The changes in operating income and equity earnings from investments are discussed in “Financial Results and Operating Information.”

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

In the first three months of 2014, we utilized cash from operations, our commercial paper program and proceeds from our equity issuances under our “at-the-market” equity program to fund our short-term liquidity needs and our capital projects. See discussion under “Short-term Liquidity” and “Long-term Financing” for more information.

Our ability to continue to access capital markets for debt and equity financing under reasonable terms depends on our financial condition, credit ratings and market conditions.  We expect to fund our future capital expenditures with short- and long-term debt, the issuance of equity and operating cash flows.

Capital Structure - The following table sets forth our capitalization structure at the dates indicated:

	March 31,	December 31,
	2014	2013
Long-term debt	55%	55%
Equity	45%	45%
Debt (including notes payable)	55%	55%
Equity	45%	45%

Short-term Liquidity - Our principal sources of short-term liquidity consist of cash generated from operating activities, distributions received from our equity method investments and proceeds from our commercial paper program. To the extent commercial paper is unavailable, our revolving credit agreement may be used.

The total amount of short-term borrowings authorized by our general partner’s Board of Directors is $2.5 billion.  At March 31, 2014, we had $125 million in commercial paper outstanding, $14 million in letters of credit issued and no borrowings outstanding under our Partnership Credit Agreement.  At March 31, 2014, we had approximately $115.4 million of cash and approximately $1.6 billion of credit available under the Partnership Credit Agreement.  At March 31, 2014, we could have issued $2.9 billion of short- and long-term debt to meet our liquidity needs under the most restrictive provisions contained in our various borrowing agreements.  Based on the forward LIBOR curve, we expect interest rates to increase in the next year, compared with interest rates on amounts outstanding during the previous 24 months.

Our Partnership Credit Agreement, which was amended and restated effective on January 31, 2014, and expires in January 2019, is a $1.7 billion revolving credit facility and includes a $100 million sublimit for the issuance of standby letters of credit, a $150 million swingline sublimit and an option to request an increase in the size of the facility to an aggregate of $2.4 billion by either commitments from new lenders or increased commitments from existing lenders. Our Partnership Credit Agreement is available for general partnership purposes. Amounts outstanding under our commercial paper program reduce the borrowing capacity under our Partnership Credit Agreement.

Our Partnership Credit Agreement contains certain financial, operational and legal covenants.  Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our Partnership Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1.  If we consummate one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter in which the acquisition was completed and the two following quarters.  As a result of a pipeline acquisition we completed in the first quarter 2014, the allowable ratio of indebtedness to adjusted EBITDA increased to 5.5 to 1 through the third quarter 2014. Upon breach of certain covenants by us in our Partnership Credit Agreement, amounts outstanding under our Partnership Credit Agreement, if any, may become due and payable immediately.  At March 31, 2014, our ratio of indebtedness to adjusted EBITDA was 3.7 to 1, and we were in compliance with all covenants under our Partnership Credit Agreement.

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

Equity Issuances - We have an “at-the-market” equity program for the offer and sale from time to time of our common units up to an aggregate amount of $300 million. The program allows us to offer and sell our common units at prices we deem appropriate through a sales agent. Sales of common units are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. ONEOK Partners is under no obligation to offer and sell common units under the program. At March 31, 2014, we had $207.3 million available for issuance under the program.

During the three months ended March 31, 2014, we sold approximately 1.1 million common units through this program. The net proceeds, including ONEOK Partners GP’s contribution to maintain its 2 percent general partner interest in us, were approximately $56.5 million. We used the proceeds for general partnership purposes. During the three months ended March 31, 2013, we sold 300,000 common units through this program that resulted in net proceeds, including ONEOK Partners GP’s contribution to maintain its 2 percent general partner interest in us, of approximately $16.5 million and used the proceeds for general partnership purposes.

As a result of these transactions, ONEOK’s aggregate ownership interest in us decreased to 41.0 percent at March 31, 2014, from 41.2 percent at December 31, 2013.

Interest-rate Swaps - We have entered into forward-starting interest-rate swaps to hedge the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. At December 31, 2013, we had forward-starting interest-rate swaps with notional amounts totaling $400 million, which had settlement dates greater than 12 months and are designated as cash flow hedges. In February 2014, we entered into forward-starting interest-rate swaps with notional amounts totaling $500 million with settlement dates of less than 12 months that were designated as cash flow hedges.

Capital Expenditures - We classify expenditures that are expected to generate additional revenue, return on investment or significant operating efficiencies as growth capital expenditures.  Maintenance capital expenditures are those required to maintain existing operations and do not generate additional revenues. Our capital expenditures are financed typically through operating cash flows, short- and long-term debt and the issuance of equity.

Capital expenditures were $403.0 million and $443.5 million for the three months ended March 31, 2014 and 2013, respectively.

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

In the normal course of business, our counterparties provide us with secured and unsecured credit.  In the event of a downgrade in our credit ratings or a significant change in our counterparties’ evaluation of our creditworthiness, we could be required to provide additional collateral in the form of cash, letters of credit or other negotiable instruments as a condition of continuing to conduct business with such counterparties. We may be required to fund margin requirements with our counterparties with cash, letters of credit or other negotiable instruments. There were no financial derivative instruments with contingent features related to credit risk that were in a net liability position at March 31, 2014.

Cash Distributions - We distribute 100 percent of our available cash—as defined in our Partnership Agreement that generally consists of all cash receipts less adjustments for cash disbursements and net change to reserves—to our general and limited partners.  Distributions are allocated to our general partner and limited partners according to their partnership percentages of 2 percent and 98 percent, respectively.  The effect of any incremental allocations for incentive distributions to our general partner is calculated after the allocation to the general partner’s partnership interest and before the allocation to the limited partners.

The following table sets forth cash distributions paid, including our general partner’s incentive distribution interests, during the periods indicated:

	Three Months Ended
	March 31,
	2014	2013
	(Millions of dollars)
Common unitholders	$116.1	$104.2
Class B unitholders	53.3	51.8
General partner	73.1	64.9
Noncontrolling interests	—	0.2
Total cash distributions paid	$242.5	$221.1

In the three months ended March 31, 2014 and 2013, cash distributions paid to our general partner included incentive distributions of $68.3 million and $60.4 million, respectively.

In April 2014, our general partner declared a cash distribution of $0.745 per unit ($2.98 per unit on an annualized basis) for the first quarter 2014, which will be paid on May 15, 2014, to unitholders of record as of April 30, 2014.

Additional information about our cash distributions is included in “Cash Distribution Policy” under Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, in our Annual Report.

Commodity Prices - We are subject to commodity-price volatility.  Significant fluctuations in commodity prices will affect our overall liquidity due to the impact commodity-price changes have on our cash flows from operating activities, including the impact on working capital for NGLs and natural gas held in storage, margin requirements and certain energy-related receivables. We believe that our available credit and cash and cash equivalents are adequate to meet liquidity requirements associated with commodity-price volatility.  See Note C of the Notes to Consolidated Financial Statements and the discussion under Natural Gas Gathering and Processing’s “Commodity-Price Risk” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Quarterly Report for information on our hedging activities.

CASH FLOW ANALYSIS

We use the indirect method to prepare our Consolidated Statements of Cash Flows.  Under this method, we reconcile net income to cash flows provided by operating activities by adjusting net income for those items that impact net income but do not result in actual cash receipts or payments during the period and for operating cash items that do not affect net income.  These reconciling items include depreciation and amortization, allowance for equity funds used during construction, gain or loss on sale of assets, deferred income taxes, equity earnings from investments, distributions received from unconsolidated affiliates and changes in our assets and liabilities not classified as investing or financing activities.

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

			Variances
	Three Months Ended		2014 vs. 2013
	March 31,		Increase (Decrease)
	2014	2013
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$459.2	$181.4	$277.8
Investing activities	(412.8)	(439.8)	27.0
Financing activities	(65.5)	(209.8)	144.3
Change in cash and cash equivalents	(19.1)	(468.2)	449.1
Cash and cash equivalents at beginning of period	134.5	537.1	(402.6)
Cash and cash equivalents at end of period	$115.4	$68.9	$46.5

Operating Cash Flows - Operating cash flows are affected by earnings from our business activities.  Changes in commodity prices and demand for our services or products—whether because of general economic conditions, changes in supply, changes in demand for the end products that are made with our products or competition from other service providers—could affect our earnings and operating cash flows.

Cash flows from operating activities, before changes in operating assets and liabilities, were $320.3 million for the three months ended March 31, 2014, compared with $201.4 million for the same period in 2013.  The increase was due primarily to an increase in net margin offset partially by increases in operating and interest expenses, as discussed in “Financial Results and Operating Information.” Distributions received from unconsolidated affiliates also increased due to higher equity earnings.

The changes in operating assets and liabilities increased operating cash flows $138.9 million for the three months ended March 31, 2014, compared with a decrease of $20.0 million for the same period in 2013.  This change is due primarily to the the change in accounts receivable, accounts payable and affiliate payables resulting from the timing of receipt of cash from customers and payments to vendors and suppliers, which vary from period to period. This change also is due to the change in NGL volumes in storage and commodity imbalances.

Investing Cash Flows - Cash used in investing activities decreased for the three months ended March 31, 2014, compared with the same period in 2013, due primarily to decreased capital expenditures on our growth projects in our Natural Gas Gathering and Processing and Natural Gas Liquids segments due to the timing of expenditures for our capital projects.

Financing Cash Flows - Cash used in financing activities decreased for the three months ended March 31, 2014, compared with the same period in 2013, due primarily to borrowings of notes payable and issuance of common units offset partially by higher distributions paid.

REGULATORY

Financial Markets Legislation - The Dodd-Frank Act represents a far-reaching overhaul of the framework for regulation of United States financial markets. The CFTC has issued final regulations for most of the provisions of the Dodd-Frank Act, and we have implemented measures to comply with the regulations that are applicable to our businesses. We continue to participate in financial markets for hedging certain risks inherent in our business, including commodity-price and interest-rate risks. Although the impact to date has not been material, we continue to monitor proposed regulations and the impact the regulations may have on our business and our risk management strategies in the future.

ENVIRONMENTAL AND SAFETY MATTERS

Additional information about environmental matters is included in Note J of the Notes to Consolidated Financial Statements in this Quarterly Report.

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

In June 2013, the Executive Office of the President of the United States (the President) issued the President’s Climate Action Plan, which includes, among other things, plans for further regulatory actions to reduce carbon emissions from various sources. On March 28, 2014, the President released the Climate Action Plan - Strategy to Reduce Methane Emissions (Methane Strategy) that lists a number of actions that the federal agencies will undertake to continue to reduce above-ground methane emissions from several industries, including the oil and natural gas sectors. The proposed measures outlined in the Methane Strategy include, without limitation, the following: collaboration with the states to encourage emission reductions; standards to minimize natural gas venting and flaring on public lands; policy recommendations for reducing emissions from energy infrastructure to increase the performance of the nation’s energy transmission, storage and distribution systems; and continued efforts by PHMSA to require pipeline operators to take steps to eliminate leaks and prevent accidental methane releases and evaluate the progress of states in replacing cast iron pipelines. The impact of any such proposed regulatory actions on our facilities and operations is unknown. We continue to monitor these proposed regulations and the impact they may have on our business. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a significant impact on our business, financial position, results of operations and cash flows.

Pipeline Safety - We are subject to PHMSA regulations, including asset integrity-management regulations.  The Pipeline Safety Improvement Act of 2002 requires pipeline companies operating high-pressure pipelines to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated high-consequence areas.  In January 2012, The Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 was signed into law.  The law increased maximum penalties for violating federal pipeline safety regulations and directs the DOT and Secretary of Transportation to conduct further review or studies on issues that may or may not be material to us. These issues include but are not limited to the following:

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

Federal, state and regional initiatives to measure and regulate greenhouse gas emissions are underway.  We monitor all relevant federal and state legislation to assess the potential impact on our operations.  The EPA’s Mandatory Greenhouse Gas Reporting Rule requires annual greenhouse gas emissions reporting from affected facilities and the carbon dioxide emission equivalents for the natural gas delivered by us and the emission equivalents for all NGLs produced by us as if all of these products were combusted, even if they are used otherwise.

Our 2013 total reported emissions were approximately 46.7 million metric tons of carbon dioxide equivalents. This total includes direct emissions from the combustion of fuel in our equipment, such as compressor engines and heaters, as well as carbon dioxide equivalents from natural gas and NGL products delivered to customers and produced, as if all such fuel and NGL products were combusted. The additional cost to gather and report this emission data did not have, and we do not expect it to have, a material impact on our results of operations, financial position or cash flows.  In addition, Congress has considered, and may consider in the future, legislation to reduce greenhouse gas emissions, including carbon dioxide and methane. Likewise, the EPA may institute additional regulatory rulemaking associated with greenhouse gas emissions from the oil and gas industry. At this time, no rule or legislation has been enacted that assesses any costs, fees or expenses on any of these emissions.

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

The EPA’s rule on air-quality standards, titled RICE NESHAP, initially included a compliance date in 2013, and has since become effective. While the rule could require capital expenditures for the purchase and installation of new emissions-control equipment, we do not expect these expenditures will have a material impact on our results of operations, financial position or cash flows.

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

The rule was most recently amended in September 2013, and the EPA has indicated that further amendments may be issued in 2014. Based on the amendments and our understanding of pending stakeholder responses to the NSPS rule, we do not anticipate a material impact to our anticipated capital, operations and maintenance costs resulting from compliance with the regulation. However, the EPA may issue additional responses, amendments and/or policy guidance on the final rule, which could alter our present expectations. Generally, the NSPS rule will require expenditures for updated emissions controls, monitoring and record-keeping requirements at affected facilities in the crude oil and natural gas industry. We do not expect these expenditures will have a material impact on our results of operations, financial position or cash flows.

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

Environmental Footprint - Our environmental and climate change strategy focuses on minimizing the impact of our operations on the environment.  These strategies include:  (i) developing and maintaining an accurate greenhouse gas emissions inventory according to current rules issued by the EPA; (ii) improving the efficiency of our various pipelines, natural gas processing facilities and natural gas liquids fractionation facilities; (iii) following developing technologies for emissions control and the capture of carbon dioxide to keep it from reaching the atmosphere; and (iv) utilizing practices to reduce the loss of methane from our facilities.

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

FORWARD-LOOKING STATEMENTS

Some of the statements contained and incorporated in this Quarterly Report are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  The forward-looking statements relate to our anticipated financial performance (including projected operating income, net income, capital expenditures, cash flows and distributions), liquidity, management’s plans and objectives for our future growth projects and other future operations (including plans to construct additional natural gas and natural gas liquids pipelines and processing facilities and related cost estimates), our business prospects, the outcome of regulatory and legal proceedings, market conditions and other matters.  We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.  The following discussion is intended to identify important factors that could cause future outcomes to differ materially from those set forth in the forward-looking statements.

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

•
the results of administrative proceedings and litigation, regulatory actions, rule changes and receipt of expected clearances involving a local, state or federal regulatory body, including the FERC, the National Transportation Safety Board, the PHSMA, the EPA and CFTC;

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

INTEREST-RATE RISK

We are subject to the risk of interest-rate fluctuation in the normal course of business. We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps.  Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. At March 31, 2014, and December 31, 2013, we had forward-starting interest-rate swaps with notional amounts totaling $900 million and $400 million, respectively, that have been designated as cash flow hedges of the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. The interest rate on all of our long-term debt was fixed. Future issuances of long-term debt could be affected by changes in interest rates, which could result in higher interest costs.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the first quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Amended and Restated Credit Agreement, effective as of January 31, 2014, among ONEOK Partners, L.P.,
Citibank, N.A., as administrative agent, swing-line lender, a letter of credit issuer and a lender, and the other lenders and letter of credit issuers parties thereto, attached as an annex to that certain Amendment
Agreement, dated as of December 20, 2013 (incorporated by reference to Exhibit 10.1 to ONEOK Partners,
L.P.’s Current Report on Form 8-K filed on December 23, 2013 (File No. 1-12202)).

10.2
Guaranty Agreement, dated as of January 31, 2014, by ONEOK Partners Intermediate Limited Partnership in
favor of the Citibank, N.A., as administrative agent, under the above-referenced Amended and Restated
Credit Agreement.

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

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three months ended March 31, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013; (iv) Consolidated Balance Sheets at March 31, 2014, and December 31, 2013; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; (vi) Consolidated Statement of Changes in Equity for the three months ended March 31, 2014; and (vii) Notes to Consolidated Financial Statements.  We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

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

ONEOK Partners, L.P.
	By:	ONEOK Partners GP, L.L.C., its General Partner

Date: May 7, 2014		By:	/s/ Derek S. Reiners
Derek S. Reiners
Senior Vice President,
Chief Financial Officer and Treasurer
(Signing on behalf of the Registrant)