Form 10-Q
period 2014-09-30
ONEOK Partners LP
filed 2014-11-05
CIK 909281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2014
Common units	177,354,481 units
Class B units	72,988,252 units

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

We also make available on our website the Interactive Data Files required to be submitted and posted pursuant to Rule 405 of Regulation S-T.

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2013
ASU	Accounting Standards Update
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
Bbl/d	Barrels per day
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Btu	British thermal units, a measure of the amount of heat required to raise the temperature of one pound of water one degree Fahrenheit
CFTC	U.S. Commodity Futures Trading Commission
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Act Amendments of 1972, as amended
DOT	United States Department of Transportation
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK Partners, L.P.
LIBOR	London Interbank Offered Rate
MBbl/d	Thousand barrels per day
MDth/d	Thousand dekatherms per day
MMBbl	Million barrels
MMBtu	Million British thermal units
MMBtu/d	Million British thermal units per day
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
Natural Gas Policy Act	Natural Gas Policy Act of 1978, as amended
NGL(s)	Natural gas liquid(s)
NGL products	Marketable natural gas liquids purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
ONE Gas	ONE Gas, Inc.
ONEOK	ONEOK, Inc.
ONEOK Partners GP	ONEOK Partners GP, L.L.C., a wholly owned subsidiary of ONEOK and the sole general partner of ONEOK Partners
OPIS	Oil Price Information Service
Partnership Agreement	Third Amended and Restated Agreement of Limited Partnership of ONEOK Partners, L.P., as amended
Partnership Credit Agreement	The Partnership’s $1.7 billion Amended and Restated Revolving Credit Agreement dated January 31, 2014
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
POP	Percent of Proceeds
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
S&P	Standard & Poor’s Ratings Services
SCOOP	South Central Oklahoma Oil Province

SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2014	2013	2014	2013
	(Thousands of dollars, except per unit amounts)
Revenues
Commodity sales	$2,754,495	$2,807,329	$8,276,333	$7,453,534
Services	364,874	327,404	1,071,074	966,825
Total revenues	3,119,369	3,134,733	9,347,407	8,420,359
Cost of sales and fuel	2,583,204	2,711,159	7,807,275	7,214,233
Net margin	536,165	423,574	1,540,132	1,206,126
Operating expenses
Operations and maintenance	152,533	108,978	425,715	338,353
Depreciation and amortization	73,901	61,182	212,083	174,086
General taxes	18,252	13,384	55,898	46,249
Total operating expenses	244,686	183,544	693,696	558,688
Gain (loss) on sale of assets	1,534	22	1,533	342
Operating income	293,013	240,052	847,969	647,780
Equity earnings (loss) from investments (Note J)	(52,347)	27,468	6,747	79,744
Allowance for equity funds used during construction	1,723	6,429	13,947	21,172
Other income	79	3,753	3,003	8,229
Other expense	(2,496)	(589)	(3,056)	(2,447)
Interest expense (net of capitalized interest of $14,303, $14,320, $41,446 and $38,284, respectively)	(70,060)	(57,722)	(211,344)	(171,118)
Income before income taxes	169,912	219,391	657,266	583,360
Income taxes	(2,592)	(2,991)	(9,967)	(7,821)
Net income	167,320	216,400	647,299	575,539
Less: Net income attributable to noncontrolling interests	73	90	226	263
Net income attributable to ONEOK Partners, L.P.	$167,247	$216,310	$647,073	$575,276
Limited partners’ interest in net income:
Net income attributable to ONEOK Partners, L.P.	$167,247	$216,310	$647,073	$575,276
General partner’s interest in net income	(87,796)	(71,344)	(249,697)	(202,732)
Limited partners’ interest in net income	$79,451	$144,966	$397,376	$372,544
Limited partners’ net income per unit, basic and diluted (Note I)	$0.32	$0.64	$1.65	$1.68
Number of units used in computation (thousands)	249,091	226,991	240,604	222,322
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2014	2013	2014	2013
	(Thousands of dollars)
Net income	$167,320	$216,400	$647,299	$575,539
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	7,378	(3,596)	(81,592)	38,786
Realized (gains) losses on derivatives recognized in net income	3,003	2,204	39,845	3,273
Total other comprehensive income (loss)	10,381	(1,392)	(41,747)	42,059
Comprehensive income	177,701	215,008	605,552	617,598
Less: Comprehensive income attributable to noncontrolling interests	73	90	226	263
Comprehensive income attributable to ONEOK Partners, L.P.	$177,628	$214,918	$605,326	$617,335
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
(Unaudited)	2014	2013
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$54,029	$134,530
Accounts receivable, net	951,647	1,103,130
Affiliate receivables	5,929	9,185
Natural gas and natural gas liquids in storage	338,345	188,286
Commodity imbalances	74,247	80,481
Other current assets	83,773	67,491
Total current assets	1,507,970	1,583,103
Property, plant and equipment
Property, plant and equipment	11,951,450	10,755,048
Accumulated depreciation and amortization	1,837,105	1,652,648
Net property, plant and equipment	10,114,345	9,102,400
Investments and other assets
Investments in unconsolidated affiliates (Note J)	1,128,509	1,229,838
Goodwill and intangible assets	825,333	832,180
Other assets	78,085	115,087
Total investments and other assets	2,031,927	2,177,105
Total assets	$13,654,242	$12,862,608
Liabilities and equity
Current liabilities
Current maturities of long-term debt	$7,650	$7,650
Notes payable (Note E)	—	—
Accounts payable	1,216,107	1,255,411
Affiliate payables	29,382	47,458
Commodity imbalances	171,249	213,577
Accrued interest	88,048	92,711
Other current liabilities	159,341	89,211
Total current liabilities	1,671,777	1,706,018
Long-term debt, excluding current maturities	6,039,997	6,044,867
Deferred credits and other liabilities	131,799	113,027
Commitments and contingencies (Note L)
Equity (Note G)
ONEOK Partners, L.P. partners’ equity:
General partner	204,110	170,561
Common units: 177,354,481 and 159,007,854 units issued and outstanding at September 30, 2014, and December 31, 2013, respectively	4,320,934	3,459,920
Class B units: 72,988,252 units issued and outstanding at September 30, 2014, and December 31, 2013	1,381,800	1,422,516
Accumulated other comprehensive loss (Note H)	(100,584)	(58,837)
Total ONEOK Partners, L.P. partners’ equity	5,806,260	4,994,160
Noncontrolling interests in consolidated subsidiaries	4,409	4,536
Total equity	5,810,669	4,998,696
Total liabilities and equity	$13,654,242	$12,862,608
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended
	September 30,
(Unaudited)	2014	2013
	(Thousands of dollars)
Operating activities
Net income	$647,299	$575,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	212,083	174,086
Allowance for equity funds used during construction	(13,947)	(21,172)
Loss (gain) on sale of assets	(1,533)	(342)
Deferred income taxes	4,397	5,673
Equity earnings from investments	(6,747)	(79,744)
Distributions received from unconsolidated affiliates	84,298	79,022
Changes in assets and liabilities:
Accounts receivable	159,829	(42,539)
Affiliate receivables	3,256	2,865
Natural gas and natural gas liquids in storage	(150,059)	(154,793)
Accounts payable	(33,945)	171,770
Affiliate payables	(18,076)	(31,776)
Commodity imbalances, net	(36,094)	(48,984)
Accrued interest	(4,663)	11,811
Other assets and liabilities, net	40,957	12,702
Cash provided by operating activities	887,055	654,118
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(1,172,950)	(1,373,904)
Acquisitions	(14,000)	(304,889)
Contributions to unconsolidated affiliates	(1,063)	(4,558)
Distributions received from unconsolidated affiliates	24,925	24,891
Proceeds from sale of assets	2,388	641
Cash used in investing activities	(1,160,700)	(1,657,819)
Financing activities
Cash distributions:
General and limited partners	(768,094)	(669,981)
Noncontrolling interests	(353)	(442)
Borrowing of notes payable, net	—	47,000
Issuance of long-term debt, net of discounts	—	1,247,822
Long-term debt financing costs	—	(10,217)
Repayment of long-term debt	(5,738)	(5,738)
Issuance of common units, net of issuance costs	947,472	569,246
Contribution from general partner	19,857	11,967
Cash provided by financing activities	193,144	1,189,657
Change in cash and cash equivalents	(80,501)	185,956
Cash and cash equivalents at beginning of period	134,530	537,074
Cash and cash equivalents at end of period	$54,029	$723,030
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	ONEOK Partners, L.P. Partners’ Equity
(Unaudited)	Common Units	Class B Units	General Partner	Common Units
	(Units)		(Thousands of dollars)
January 1, 2014	159,007,854	72,988,252	$170,561	$3,459,920
Net income	—	—	249,697	274,963
Other comprehensive income (loss) (Note H)	—	—	—	—
Issuance of common units (Note G)	18,346,627	—	—	955,108
Contribution from general partner (Note G)	—	—	19,760	—
Distributions paid (Note G)	—	—	(235,908)	(369,057)
September 30, 2014	177,354,481	72,988,252	$204,110	$4,320,934
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Continued)
	ONEOK Partners, L.P. Partners’ Equity
(Unaudited)	Class B Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
January 1, 2014	$1,422,516	$(58,837)	$4,536	$4,998,696
Net income	122,413	—	226	647,299
Other comprehensive income (loss) (Note H)	—	(41,747)	—	(41,747)
Issuance of common units (Note G)	—	—	—	955,108
Contribution from general partner (Note G)	—	—	—	19,760
Distributions paid (Note G)	(163,129)	—	(353)	(768,447)
September 30, 2014	$1,381,800	$(100,584)	$4,409	$5,810,669

ONEOK PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Recently Issued Accounting Standards Update - In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which alters the definition of a discontinued operation to include only asset disposals that represent a strategic shift with a major effect on an entity's operations and financial results.  The amendments also require more extensive disclosures about a discontinued operation's assets, liabilities, income, expenses and cash flows. This guidance will be effective for interim and annual periods for all assets that are disposed of, or classified as being held for sale, in fiscal years that begin on or after December 15, 2014. We will adopt this guidance beginning in the first quarter 2015, and it could impact us in the future if we dispose of any individually significant components.

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

In August 2014, the FASB issued ASU 2014-15, “Going Concern,” which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The standard applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We will adopt this guidance beginning in the first quarter 2017, and we do not expect it to materially impact us.

B.	ACQUISITIONS

West Texas LPG Acquisition - In October 2014, we announced that we have agreed to acquire an 80 percent interest in the West Texas LPG Limited Partnership (West Texas LPG) and 100 percent interest in the Mesquite Pipeline (Mesquite) from affiliates of Chevron Corporation for approximately $800 million, subject to customary post-closing adjustments. Closing is subject to customary conditions, including antitrust clearance from the Federal Trade Commission under the Hart-Scott-Rodino Act. Following the closing of the transaction, we will be the operator of both pipelines. Financing to close this transaction is expected to come from available cash on hand or borrowing under our existing $1.7 billion commercial paper program or existing $1.7 billion credit facility. We expect to account for this transaction using the acquisition method of accounting, which requires, among other things, that the asset acquired and liabilities assumed, which could include intangible assets and goodwill, be recognized on the balance sheet at their fair values as of the acquisition date.

The West Texas LPG and Mesquite systems consist of approximately 2,600 miles of NGL gathering pipelines extending from the Permian Basin in southeastern New Mexico to East Texas and Mont Belvieu, Texas. The West Texas LPG and Mesquite systems are expected to provide us additional fee-based earnings and our NGL infrastructure with access to a new NGL supply basin.  The pipelines are expected to initially add an additional 230,000 bpd of unfractionated NGLs to our expanding NGL systems. The West Texas LPG and Mesquite pipelines access NGL supply from producers actively developing the Delaware, Midland and Central Basins in the Permian Basin, in addition to the Barnett Shale, East Texas and north Louisiana regions.

Sage Creek Acquisition - On September 30, 2013, we completed the acquisition for $305 million of certain natural gas gathering and processing, and natural gas liquids facilities in Converse and Campbell counties, Wyoming, in the NGL-rich Niobrara Shale area of the Powder River Basin. The Sage Creek acquisition consists primarily of a 50 MMcf/d natural gas processing facility, the Sage Creek plant, and related natural gas gathering and natural gas liquids infrastructure. Included in the acquisition were supply contracts providing for long-term acreage dedications from producers in the area, which are structured with POP and fee-based contractual terms.

We accounted for this acquisition as a business combination, which, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition-date fair values. We allocated $152 million to our Natural Gas Gathering and Processing segment, and we allocated $153 million to our Natural Gas Liquids Segment. The excess of the purchase price over the fair values of the identifiable assets acquired of $92 million was recorded as goodwill.

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

While many of the contracts in our portfolio are executed in liquid markets where price transparency exists, some contracts are executed in markets for which market prices may exist, but the market may be relatively inactive.  This results in limited price transparency that requires management’s judgment and assumptions to estimate fair values.  For certain transactions, we utilize modeling techniques using NYMEX-settled pricing data and implied forward LIBOR curves.  Inputs into our fair value estimates include commodity-exchange prices, over-the-counter quotes, historical correlations of pricing data and LIBOR and other liquid money-market instrument rates.  We also utilize internally developed basis curves that incorporate observable and unobservable market data.  We validate our valuation inputs with third-party information and settlement prices from other sources, where available.

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

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for the periods indicated:

	September 30, 2014
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net (b)
	(Thousands of dollars)
Derivatives assets
Commodity contracts
Financial contracts	$9,093	$439	$—	$9,532	$(3,004)	$6,528
Physical contracts	—	—	2,900	2,900	(329)	2,571
Interest-rate contracts	—	20,962	—	20,962	—	20,962
Total derivative assets	$9,093	$21,401	$2,900	$33,394	$(3,333)	$30,061
Derivatives liabilities
Commodity contracts
Financial contracts	$(83)	$—	$(2,921)	$(3,004)	$3,004	$—
Physical contracts	—	—	(683)	(683)	329	(354)
Interest-rate contracts	—	(23,308)	—	(23,308)	—	(23,308)
Total derivative liabilities	$(83)	$(23,308)	$(3,604)	$(26,995)	$3,333	$(23,662)
(a) - Our derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis.  We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At September 30, 2014, we had no cash collateral held or posted.
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
(b) - Included in other current assets, other assets or other current liabilities in our Consolidated Balance Sheets.

The following table sets forth a reconciliation of our Level 3 fair value measurements for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivative Assets (Liabilities)	2014	2013	2014	2013
	(Thousands of dollars)
Net assets (liabilities) at beginning of period	$(1,313)	$7,682	$(782)	$(2,423)
Total realized/unrealized gains (losses):
Included in earnings (a)	207	—	(688)	—
Included in other comprehensive income (loss)	402	(7,181)	(2,968)	2,924
Purchases, issuances and settlements	—	—	3,734	—
Net assets (liabilities) at end of period	$(704)	$501	$(704)	$501
(a) - Included in commodity sales revenues in our Consolidated Statements of Income.

Realized/unrealized gains (losses) include the realization of our derivative contracts through maturity. During the three and nine months ended September 30, 2014 and 2013, gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the end of the period were not material.

We recognize transfers into and out of the levels in the fair value hierarchy as of the end of each reporting period. During the three and nine months ended September 30, 2014 and 2013, there were no transfers between levels.

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

The estimated fair value of the aggregate of our senior notes outstanding, including current maturities, was $6.7 billion and $6.5 billion at September 30, 2014, and December 31, 2013, respectively.  The book value of the aggregate of our senior notes outstanding, including current maturities, was $6.0 billion and $6.1 billion at September 30, 2014, and December 31, 2013, respectively.  The estimated fair value of the aggregate of our senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities.  The estimated fair value of our long-term debt is classified as Level 2.

During the three months ended September 30, 2014, we recorded a noncash impairment to our equity investment in Bighorn Gas Gathering. The valuation of this investment required use of significant unobservable inputs. We used an income approach to estimate the fair value of our investment. Our discounted cash flow analysis included the following inputs that are not readily available: a discount rate reflective of our cost of capital and estimated contract rates, volumes, operating and maintenance costs and capital expenditures. The estimated fair value of this investment is classified as Level 3.  See Note J for additional information about our investment in Bighorn Gas Gathering and the impairment charge.

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

Commodity-price risk - We are exposed to the risk of loss in cash flows and future earnings arising from adverse changes in the price of natural gas, NGLs, crude oil and condensate.  We use the following commodity derivative instruments to mitigate the commodity-price risk associated with a portion of the forecasted sales of these commodities:

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

In our Natural Gas Liquids segment, we are exposed to basis risk primarily as a result of the relative value of NGL purchases at one location and sales at another location. To a lesser extent, we are exposed to commodity-price risk resulting from the relative values of the various NGL products to each other, NGLs in storage and the relative value of NGLs to natural gas. We utilize physical-forward contracts to reduce the impact of price fluctuations related to NGLs. At September 30, 2014, and December 31, 2013, there were no financial derivative instruments used in our natural gas liquids operations.

In our Natural Gas Pipelines segment, we are exposed to commodity-price risk because our intrastate and interstate natural gas pipelines retain natural gas from our customers for operations or as part of our fee for services provided. When the amount of natural gas consumed as fuel in operations by these pipelines differs from the amount provided by our customers, our pipelines must buy or sell natural gas, or store or use natural gas from inventory, which can expose us to commodity-price risk depending on the regulatory treatment for this activity. To the extent that commodity-price risk in our Natural Gas Pipelines segment is not mitigated by fuel cost-recovery mechanisms, we use physical-forward sales or purchases to reduce the impact of price fluctuations related to natural gas. At September 30, 2014, and December 31, 2013, there were no financial derivative instruments used in our natural gas pipeline operations.

Interest-rate risk - We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. At September 30, 2014, we had forward-starting interest-rate swaps with notional amounts totaling $900 million that have been designated as cash flow hedges of the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued, of which $400 million have settlement dates greater than 12 months.

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

Fair Values of Derivative Instruments - See Note C for a discussion of the inputs associated with our fair value measurements. The following table sets forth the fair values of our derivative instruments:

	September 30, 2014		December 31, 2013
	Assets (a)	(Liabilities) (a)	Assets (a)	(Liabilities) (a)
	(Thousands of dollars)
Derivatives designated as hedging instruments
Commodity contracts
Financial contracts	$9,532	$(3,004)	$6,469	$(5,107)
Physical contracts	2,554	(608)	1,064	(3,463)
Interest-rate contracts	20,962	(23,308)	54,503	—
Total derivatives designated as hedging instruments	$33,048	$(26,920)	$62,036	$(8,570)
Derivatives not designated as hedging instruments
Commodity contracts
Physical contracts	346	(75)	959	—
Total derivatives not designated as hedging instruments	346	(75)	959	—
Total derivatives	$33,394	$(26,995)	$62,995	$(8,570)
(a) - Included on a net basis in other current assets, other assets or other current liabilities in our Consolidated Balance Sheets.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments designated as hedging instruments for the periods indicated:

		September 30, 2014		December 31, 2013
	Contract Type	Purchased/ Payor	Sold/ Receiver	Purchased/ Payor	Sold/ Receiver
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Futures and swaps	—	(31.2)	—	(48.1)
- Crude oil and NGLs (MMBbl)	Futures, forwards and swaps	—	(1.7)	—	(4.0)
Basis
- Natural gas (Bcf)	Futures and swaps	—	(31.2)	—	(48.1)
Interest-rate contracts (Millions of dollars)	Forward-starting swaps	$900.0	$—	$400.0	$—

These notional quantities are used to summarize the volume of financial instruments; however, they do not reflect the extent to which the positions offset one another and consequently do not reflect our actual exposure to market or credit risk.

Cash Flow Hedges - At September 30, 2014, our Consolidated Balance Sheet reflected a net unrealized loss of $100.6 million in accumulated other comprehensive income (loss).  The portion of accumulated other comprehensive income (loss) attributable to our commodity derivative instruments is a gain of $6.3 million, which will be realized within the next 15 months as the forecasted transactions affect earnings. If commodity prices remain at the current levels, we will recognize $5.4 million in gains over the next 12 months and $0.9 million in gains thereafter.  The amount deferred in accumulated other comprehensive income (loss) attributable to our settled interest-rate swaps is a loss of $102.0 million, which will be recognized over the life of the long-term, fixed-rate debt. We expect that losses of $10.6 million will be reclassified into earnings during the next 12 months as the hedged items affect earnings. The remaining amounts in accumulated other comprehensive income (loss) are attributable primarily to forward-starting interest-rate swaps with future settlement dates, which will be amortized to interest expense over the life of long-term, fixed-rate debt upon issuance of the debt.

The following table sets forth the effect of cash flow hedges recognized in other comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
Derivatives in Cash Flow Hedging Relationships	September 30,		September 30,
	2014	2013	2014	2013
	(Thousands of dollars)
Commodity contracts	$17,133	$(10,317)	$(24,743)	$3,060
Interest-rate contracts	(9,755)	6,721	(56,849)	35,726
Total unrealized gain (loss) recognized in other comprehensive income (loss) on derivatives (effective portion)	$7,378	$(3,596)	$(81,592)	$38,786

The following table sets forth the effect of cash flow hedges in our Consolidated Statements of Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Net Income (Effective Portion)	Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2014	2013	2014	2013
		(Thousands of dollars)
Commodity contracts	Commodity sales revenues	$(355)	$361	$(31,961)	$4,172
Interest-rate contracts	Interest expense	(2,648)	(2,565)	(7,884)	(7,445)
Total gain (loss) reclassified from accumulated other comprehensive income (loss) into net income on derivatives (effective portion)		$(3,003)	$(2,204)	$(39,845)	$(3,273)

Ineffectiveness related to our cash flow hedges was not material for the three and nine months ended September 30, 2014 and 2013. In the event that it becomes probable that a forecasted transaction will not occur, we would discontinue cash flow hedge treatment, which would affect earnings.  There were no gains or losses due to the discontinuance of cash flow hedge treatment during the three and nine months ended September 30, 2014 and 2013.

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

Some of our financial derivative instruments contain provisions that require us to maintain an investment-grade credit rating from S&P and/or Moody’s.  If our credit ratings on our senior unsecured long-term debt were to decline below investment grade, the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions. There were no financial derivative instruments with contingent features related to credit risk that were in a net liability position at September 30, 2014.

The counterparties to our derivative contracts consist primarily of major energy companies, financial institutions and commercial and industrial end users.  This concentration of counterparties may affect our overall exposure to credit risk, either positively or negatively, in that the counterparties may be affected similarly by changes in economic, regulatory or other conditions.  Based on our policies, exposures, credit and other reserves, we do not anticipate a material adverse effect on our financial position or results of operations as a result of counterparty nonperformance.

E.	CREDIT FACILITY AND SHORT-TERM NOTES PAYABLE

Partnership Credit Agreement - The amount of short-term borrowings authorized by our general partner’s Board of Directors is $2.5 billion. At September 30, 2014, we had no commercial paper outstanding, $14.0 million in letters of credit issued and no borrowings under our Partnership Credit Agreement.

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

Our Partnership Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our Partnership Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1.  If we consummate one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter in which the acquisition was completed and the two following quarters.  As a result of a pipeline acquisition we completed in the first quarter 2014, the allowable ratio of indebtedness to adjusted EBITDA increased to 5.5 to 1 through the third quarter 2014. Upon breach of certain covenants by us in our Partnership Credit Agreement, amounts outstanding under our Partnership Credit Agreement, if any, may become due and payable immediately.  At September 30, 2014, our ratio of indebtedness to adjusted EBITDA was 3.4 to 1, and we were in compliance with all covenants under our Partnership Credit Agreement.

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

ONEOK - ONEOK and its affiliates own all of the Class B units, 19.8 million common units and the entire 2 percent general partner interest in us, which together constituted a 38.3 percent ownership interest in us at September 30, 2014.

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

We have an “at-the-market” equity program for the offer and sale from time to time of our common units. The program allows us to offer and sell our common units at prices we deem appropriate through a sales agent. Sales of common units are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common units under the program.

During the three months ended September 30, 2014, we sold approximately 1.4 million common units through the “at-the-market” equity program. The net proceeds, including ONEOK Partners GP’s contribution to maintain its 2 percent general partner interest in us, were approximately $81.3 million, which were used for general partnership purposes.

During the nine months ended September 30, 2014, we sold approximately 4.4 million common units through this program. The net proceeds, including ONEOK Partners GP’s contribution to maintain its 2 percent general partner interest in us, were approximately $245.4 million, which were used for general partnership purposes.

As a result of these transactions, ONEOK’s aggregate ownership interest in us decreased to 38.3 percent at September 30, 2014, from 41.2 percent at December 31, 2013.

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

During the three months ended March 31, 2013, we sold 300,000 common units through the “at-the-market” program that resulted in net proceeds, including ONEOK Partners GP’s contribution to maintain its 2 percent general partner interest in us, of approximately $16.3 million and used the proceeds for general partnership purposes. There were no common units sold through this program in the second or third quarter 2013.

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

Cash Distributions - In October 2014, our general partner declared a cash distribution of $0.775 per unit ($3.10 per unit on an annualized basis) for the third quarter 2014, an increase of 1.5 cents from the previous quarter, which will be paid on November 14, 2014, to unitholders of record at the close of business on November 3, 2014.

The following table shows our distributions paid in the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Thousands, except per unit amounts)
Distribution per unit	$0.760	$0.720	$2.235	$2.145

General partner distributions	$5,501	$4,512	$15,361	$13,399
Incentive distributions	80,381	62,634	220,547	184,647
Distributions to general partner	85,882	67,146	235,908	198,046
Limited partner distributions to ONEOK	70,519	66,807	207,381	199,031
Limited partner distributions to other unitholders	118,644	91,676	324,805	272,904
Total distributions paid	$275,045	$225,629	$768,094	$669,981

The following table shows our distributions declared for the periods indicated and paid within 45 days of the end of the period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Thousands, except per unit amounts)
Distribution per unit	$0.775	$0.725	$2.280	$2.160

General partner distributions	$5,683	$4,795	$16,195	$13,776
Incentive distributions	84,452	67,017	236,744	191,226
Distributions to general partner	90,135	71,812	252,939	205,002
Limited partner distributions to ONEOK	71,911	67,271	211,557	200,422
Limited partner distributions to other unitholders	122,105	100,650	345,255	283,365
Total distributions declared	$284,151	$239,733	$809,751	$688,789

H.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the balance in accumulated other comprehensive income (loss) for the period indicated:

Accumulated Other Comprehensive Loss (a)
(Thousands of dollars)
January 1, 2014	$(58,837)
Other comprehensive income (loss) before classifications	(81,592)
Amounts reclassified from accumulated other comprehensive income (loss)	39,845
Net current-period other comprehensive income (loss) attributable to ONEOK Partners	(41,747)
September 30, 2014	$(100,584)
(a) All amounts are attributable to unrealized gains (losses) in risk-management assets/liabilities.

The following table sets forth the effect of reclassifications from accumulated other comprehensive income (loss) in our Consolidated Statements of Income for the periods indicated:

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Consolidated Statements of Income
	2014	2013	2014	2013
	(Thousands of dollars)
Unrealized (gains) losses on risk-management assets/liabilities
Commodity contracts	$355	$(361)	$31,961	$(4,172)	Commodity sales revenues
Interest-rate contracts	2,648	2,565	7,884	7,445	Interest expense
Total reclassifications for the period attributable to ONEOK Partners	$3,003	$2,204	$39,845	$3,273	Net income attributable to ONEOK Partners

I.	LIMITED PARTNERS’ NET INCOME PER UNIT

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

J.	UNCONSOLIDATED AFFILIATES

Equity Earnings from Investments - The following table sets forth our equity earnings (losses) from investments for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Thousands of dollars)
Share of investee earnings (loss)
Northern Border Pipeline	$14,371	$16,464	$53,657	$48,133
Overland Pass Pipeline Company	3,856	5,783	12,708	14,210
Fort Union Gas Gathering	4,169	2,946	12,578	9,895
Bighorn Gas Gathering (a)	(23,472)	559	(24,745)	1,897
Other	2,150	1,716	5,970	5,609
Total share of investee earnings	1,074	27,468	60,168	79,744
Impairment of investment in Bighorn Gas Gathering	(53,421)	—	(53,421)	—
Equity earnings (loss) from investments	$(52,347)	$27,468	$6,747	$79,744
(a) Includes proportionate share of investee impairment of long-lived assets charge of $23.0 million.

Unconsolidated Affiliates Financial Information - The following table sets forth summarized combined financial information of our unconsolidated affiliates for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Thousands of dollars)
Income Statement
Operating revenues	$126,218	$131,959	$403,006	$391,912
Operating expenses (a)	$123,620	$63,971	$247,169	$189,366
Net income (loss) (a)	$(5,119)	$61,630	$134,432	$185,580

Distributions paid to us	$31,574	$34,409	$109,223	$103,913
(a) - Includes long-lived asset impairment charge on Bighorn Gas Gathering.

We incurred expenses in transactions with unconsolidated affiliates of $15.0 million and $15.9 million for the three months ended September 30, 2014 and 2013, respectively, and $43.5 million and $36.3 million for the nine months ended September 30, 2014 and 2013, respectively, primarily related to Overland Pass Pipeline Company and Northern Border Pipeline Company, which are included in cost of sales and fuel in our Consolidated Statements of Income. Accounts payable to our equity method investees at September 30, 2014, and December 31, 2013, were not material.

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

During 2014 through the third quarter, the volumes gathered on the Bighorn Gas Gathering system declined at a rate greater than in prior periods and greater than expected. Due to these additional declines in volumes, Bighorn Gas Gathering recorded an impairment of its underlying assets in September 2014, when the operator determined that the volume decline was other than temporary. As a result of these developments, we reviewed our equity method investment in Bighorn Gas Gathering for impairment as of September 30, 2014. We recorded noncash impairment charges of $76.4 million related to Bighorn Gas Gathering. The noncash impairment charges are included in equity earnings (loss) from investments in our accompanying Consolidated Statements of Income. The remaining net book value of our equity method investment in Bighorn Gas Gathering is $8.8 million, and no equity method goodwill remains.

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

On January 31, 2014, ONEOK completed the separation of its former natural gas distribution business into ONE Gas. ONE Gas was an affiliate prior to this separation. Commodity sales and services revenues in the Consolidated Statements of Income for the one month ended January 31, 2014, and for the nine months ended September 30, 2013, for transactions with ONE Gas prior to the separation are reflected as affiliate transactions. Transactions with ONE Gas that occurred after the separation are reflected as unaffiliated, third-party transactions.

On March 31, 2014, ONEOK completed the accelerated wind down of ONEOK Energy Services Company, a subsidiary of ONEOK. For the first quarter 2014 and the three and nine months ended September 30, 2013, we had transactions with ONEOK Energy Services Company, which are reflected as affiliate transactions.

Under the Services Agreement with ONEOK and ONEOK Partners GP (the Services Agreement), our operations and the operations of ONEOK and its affiliates can combine or share certain common services in order to operate more efficiently and cost effectively.  Under the Services Agreement, ONEOK provides to us similar services that it provides to its affiliates, including those services required to be provided pursuant to our Partnership Agreement.  ONEOK Partners GP operates Guardian Pipeline, Viking Gas Transmission Company and Midwestern Gas Transmission Company according to each pipeline’s operating agreement. ONEOK Partners GP may purchase services from ONEOK and its affiliates pursuant to the terms of the Services Agreement. ONEOK Partners GP has no employees and utilizes the services of ONEOK to fulfill its operating obligations.

ONEOK and its affiliates provide a variety of services to us under the Services Agreement, including cash management and financial services, employee benefits provided through ONEOK’s benefit plans, legal and administrative services, insurance and office space leased in ONEOK’s headquarters building and other field locations.  Where costs are incurred specifically on behalf of one of our affiliates, the costs are billed directly to us by ONEOK.  In other situations, the costs may be allocated to us through a variety of methods, depending upon the nature of the expense and activities. Beginning in the second quarter 2014, ONEOK allocates substantially all of its general overhead costs to us as a result of ONEOK’s separation of its natural gas distribution business and the wind down of its energy services business in the first quarter 2014.  For the first quarter 2014 and the three and nine months ended September 30, 2013, it is not practicable to determine what these general overhead costs would have been on a stand-alone basis.  All costs directly charged or allocated to us are included in our Consolidated Statements of Income.

The following table sets forth the transactions with related parties for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Thousands of dollars)
Revenues	$—	$81,324	$53,526	$255,298
Expenses
Cost of sales and fuel	$—	$9,562	$10,835	$27,855
Administrative and general expenses	84,221	58,549	240,172	192,906
Total expenses	$84,221	$68,111	$251,007	$220,761

ONEOK Partners GP made additional general partner contributions to us of approximately $19.8 million and $12.0 million during the nine months ended September 30, 2014 and 2013, respectively, to maintain its 2 percent general partner interest in connection with the issuances of common units.  See Note G for additional information about our equity issuances and cash distributions paid to ONEOK for its general partner and limited partner interests.

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

In June 2013, the Executive Office of the President of the United States (the President) issued the President’s Climate Action Plan, which includes, among other things, plans for further regulatory actions to reduce carbon emissions from various sources. On March 28, 2014, the President released the Climate Action Plan - Strategy to Reduce Methane Emissions (Methane Strategy) that lists a number of actions that the federal agencies will undertake to continue to reduce above-ground methane emissions from several industries, including the oil and natural gas sectors. The proposed measures outlined in the Methane Strategy include, without limitation, the following: collaboration with the states to encourage emission reductions; standards to minimize natural gas venting and flaring on public lands; policy recommendations for reducing emissions from energy infrastructure to increase the performance of the nation’s energy transmission, storage and distribution systems; and continued efforts by PHMSA to require pipeline operators to take steps to eliminate leaks and prevent accidental methane releases and evaluate the progress of states in replacing cast-iron pipelines. The impact of any such proposed regulatory actions on our facilities and operations is unknown. We continue to monitor these developments and the impact they may have on our businesses. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a significant impact on our business, financial position, results of operations and cash flows.

Our expenditures for environmental assessment, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters have had no material effects on earnings or cash flows during the three and nine months ended September 30, 2014, and 2013.

The EPA’s “Tailoring Rule” regulates greenhouse gas emissions at new or modified facilities that meet certain criteria. Affected facilities are required to review best available control technology (BACT), conduct air-quality and impact analysis and public reviews with respect to such emissions. At current emission threshold levels, this rule has had a minimal impact on our existing facilities. In addition, on June 23, 2014, the Supreme Court of the United States, in a case styled, Utility Air Regulatory Group v. EPA, 530 U.S. (2014), held that an industrial facility’s potential to emit greenhouse gas (GHG) emissions alone cannot subject a facility to the permitting requirements for major stationary source provisions of the Clean Air Act. The decision invalidated the EPA’s current Triggering and Tailoring Rule for GHG Prevention of Significant Deterioration (PSD) and Title V requirements as applied to facilities considered major sources only for GHGs. However, the Court also ruled that to the extent a source pursues a capital project (new construction or expansion of existing facility), which otherwise subjects the source to major source PSD permitting for conventional criteria pollutants, the permitting authorities may impose BACT analysis and emission limits for GHGs from those sources. We are in the process of evaluating the effects the decision and related pending judicial proceedings at the lower court level may have on our existing operations and the opportunities it creates for design decisions for new project applications.

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

The rule was most recently amended in September 2013, and a further proposed rule-making was published in July 2014. The EPA has indicated that further amendments may be issued in 2014. Based on the amendments, our understanding of pending stakeholder responses to the NSPS rule and the proposed rule-making, we do not anticipate a material impact to our anticipated capital, operations and maintenance costs resulting from compliance with the regulation. However, the EPA may issue additional responses, amendments and/or policy guidance on the final rule, which could alter our present expectations. Generally, the NSPS rule will require expenditures for updated emissions controls, monitoring and record-keeping at affected facilities in the crude oil and natural gas industry. We do not expect these expenditures will have a material impact on our results of operations, financial position or cash flows.

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

For the three and nine months ended September 30, 2014 and 2013, we had no single customer from which we received 10 percent or more of our consolidated revenues.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations	Total
September 30, 2014
	(Thousands of dollars)
Sales to unaffiliated customers	$374,403	$2,667,939	$77,027	$—	$3,119,369
Intersegment revenues	403,399	66,581	2,133	(472,113)	—
Total revenues	$777,802	$2,734,520	$79,160	$(472,113)	$3,119,369
Net margin	$178,171	$282,963	$73,399	$1,632	$536,165
Operating costs	64,279	76,946	27,998	1,562	170,785
Depreciation and amortization	31,327	31,661	10,913	—	73,901
Gain (loss) on sale of assets	324	(535)	1,746	(1)	1,534
Operating income	$82,889	$173,821	$36,234	$69	$293,013
Equity earnings (loss) from investments	$(71,069)	$4,351	$14,371	$—	$(52,347)
Capital expenditures	$214,917	$153,785	$10,650	$1,184	$380,536
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $190.3 million, of which $170.1 million was related to sales within the segment, net margin of $94.3 million and operating income of $46.4 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $65.2 million, net margin of $57.4 million and operating income of $23.4 million.

Three Months Ended	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations	Total
September 30, 2013
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
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $147.1 million, of which $130.2 million was related to sales within the segment, net margin of $89.5 million and operating income of $53.4 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $57.5 million, net margin of $52.8 million and operating income of $22.6 million.

Nine Months Ended	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations	Total
September 30, 2014
	(Thousands of dollars)
Sales to unaffiliated customers	$1,095,531	$7,950,930	$247,420	$—	$9,293,881
Sales to affiliated customers	41,214	—	12,312	—	53,526
Intersegment revenues	1,126,547	160,712	6,206	(1,293,465)	—
Total revenues	$2,263,292	$8,111,642	$265,938	$(1,293,465)	$9,347,407
Net margin	$486,695	$818,086	$242,359	$(7,008)	$1,540,132
Operating costs	188,489	218,129	82,747	(7,752)	481,613
Depreciation and amortization	89,612	89,848	32,623	—	212,083
Gain (loss) on sale of assets	277	(572)	1,663	165	1,533
Operating income	$208,871	$509,537	$128,652	$909	$847,969
Equity earnings (loss) from investments	$(60,484)	$13,574	$53,657	$—	$6,747
Investments in unconsolidated affiliates	$253,930	$484,238	$390,341	$—	$1,128,509
Total assets	$4,415,814	$7,337,688	$1,832,368	$68,372	$13,654,242
Noncontrolling interests in consolidated subsidiaries	$4,394	$—	$—	$15	$4,409
Capital expenditures	$506,016	$637,524	$25,987	$3,423	$1,172,950
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $479.4 million, of which $417.0 million was related to sales within the segment, net margin of $263.4 million and operating income of $126.0 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $214.8 million, net margin of $185.5 million and operating income of $84.6 million.

Nine Months Ended	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations	Total
September 30, 2013
	(Thousands of dollars)
Sales to unaffiliated customers	$466,631	$7,539,470	$158,960	$—	$8,165,061
Sales to affiliated customers	179,636	—	75,662	—	255,298
Intersegment revenues	806,523	91,161	2,327	(900,011)	—
Total revenues	$1,452,790	$7,630,631	$236,949	$(900,011)	$8,420,359
Net margin	$365,436	$632,087	$211,224	$(2,621)	$1,206,126
Operating costs	141,737	171,076	75,608	(3,819)	384,602
Depreciation and amortization	76,366	65,033	32,687	—	174,086
Gain (loss) on sale of assets	344	10	(12)	—	342
Operating income	$147,677	$395,988	$102,917	$1,198	$647,780
Equity earnings from investments	$16,228	$15,383	$48,133	$—	$79,744
Investments in unconsolidated affiliates	$331,124	$494,702	$376,047	$—	$1,201,873
Total assets	$3,808,135	$6,610,205	$1,786,413	$658,573	$12,863,326
Noncontrolling interests in consolidated subsidiaries	$4,574	$—	$—	$14	$4,588
Capital expenditures	$574,509	$774,284	$22,497	$2,614	$1,373,904
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $376.9 million, of which $321.3 million was related to sales within the segment, net margin of $227.8 million and operating income of $129.0 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $182.0 million, net margin of $162.5 million and operating income of $67.0 million.

N.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

We have no significant assets or operations other than our investment in our 100 percent owned subsidiary, the Intermediate Partnership.  The Intermediate Partnership holds all our partnership interests and equity in our subsidiaries, as well as a 50 percent interest in Northern Border Pipeline.  Our Intermediate Partnership guarantees our senior notes and borrowings, if any, under the Partnership Credit Agreement.  The Intermediate Partnership’s guarantees of our senior notes and of any borrowings under the Partnership Credit Agreement are full and unconditional, subject to certain customary automatic release provisions.

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

Condensed Consolidating Statements of Income

	Three Months Ended September 30, 2014
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$2,754.5	$—	$2,754.5
Services	—	—	364.9	—	364.9
Total revenues	—	—	3,119.4	—	3,119.4
Cost of sales and fuel	—	—	2,583.2	—	2,583.2
Net margin	—	—	536.2	—	536.2
Operating expenses
Operations and maintenance	—	—	152.5	—	152.5
Depreciation and amortization	—	—	73.9	—	73.9
General taxes	—	—	18.3	—	18.3
Total operating expenses	—	—	244.7	—	244.7
Gain (loss) on sale of assets	—	—	1.5	—	1.5
Operating income	—	—	293.0	—	293.0
Equity earnings (loss) from investments	167.2	167.2	(66.7)	(320.0)	(52.3)
Allowance for equity funds used during construction	—	—	1.7	—	1.7
Other income (expense), net	83.1	83.1	(2.4)	(166.2)	(2.4)
Interest expense, net	(83.1)	(83.1)	(70.1)	166.2	(70.1)
Income before income taxes	167.2	167.2	155.5	(320.0)	169.9
Income taxes	—	—	(2.6)	—	(2.6)
Net income	167.2	167.2	152.9	(320.0)	167.3
Less: Net income attributable to noncontrolling interests	—	—	0.1	—	0.1
Net income attributable to ONEOK Partners, L.P.	$167.2	$167.2	$152.8	$(320.0)	$167.2

	Three Months Ended September 30, 2013
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$2,807.3	$—	$2,807.3
Services	—	—	327.4	—	327.4
Total revenues	—	—	3,134.7	—	3,134.7
Cost of sales and fuel	—	—	2,711.1	—	2,711.1
Net margin	—	—	423.6	—	423.6
Operating expenses
Operations and maintenance	—	—	109.0	—	109.0
Depreciation and amortization	—	—	61.2	—	61.2
General taxes	—	—	13.3	—	13.3
Total operating expenses	—	—	183.5	—	183.5
Operating income	—	—	240.1	—	240.1
Equity earnings from investments	216.3	216.3	11.0	(416.1)	27.5
Allowance for equity funds used during construction	—	—	6.4	—	6.4
Other income (expense), net	70.6	70.6	3.1	(141.2)	3.1
Interest expense, net	(70.6)	(70.6)	(57.7)	141.2	(57.7)
Income before income taxes	216.3	216.3	202.9	(416.1)	219.4
Income taxes	—	—	(3.0)	—	(3.0)
Net income	216.3	216.3	199.9	(416.1)	216.4
Less: Net income attributable to noncontrolling interests	—	—	0.1	—	0.1
Net income attributable to ONEOK Partners, L.P.	$216.3	$216.3	$199.8	$(416.1)	$216.3

	Nine Months Ended September 30, 2014
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$8,276.3	$—	$8,276.3
Services	—	—	1,071.1	—	1,071.1
Total revenues	—	—	9,347.4	—	9,347.4
Cost of sales and fuel	—	—	7,807.3	—	7,807.3
Net margin	—	—	1,540.1	—	1,540.1
Operating expenses
Operations and maintenance	—	—	425.6	—	425.6
Depreciation and amortization	—	—	212.1	—	212.1
General taxes	—	—	55.9	—	55.9
Total operating expenses	—	—	693.6	—	693.6
Gain (loss) on sale of assets	—	—	1.5	—	1.5
Operating income	—	—	848.0	—	848.0
Equity earnings (loss) from investments	647.1	647.1	(46.9)	(1,240.6)	6.7
Allowance for equity funds used during construction	—	—	13.9	—	13.9
Other income (expense), net	248.9	248.9	—	(497.8)	—
Interest expense, net	(248.9)	(248.9)	(211.3)	497.8	(211.3)
Income before income taxes	647.1	647.1	603.7	(1,240.6)	657.3
Income taxes	—	—	(10.0)	—	(10.0)
Net income	647.1	647.1	593.7	(1,240.6)	647.3
Less: Net income attributable to noncontrolling interests	—	—	0.2	—	0.2
Net income attributable to ONEOK Partners, L.P.	$647.1	$647.1	$593.5	$(1,240.6)	$647.1

	Nine Months Ended September 30, 2013
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$7,453.5	$—	$7,453.5
Services	—	—	966.9	—	966.9
Total revenues	—	—	8,420.4	—	8,420.4
Cost of sales and fuel	—	—	7,214.3	—	7,214.3
Net margin	—	—	1,206.1	—	1,206.1
Operating expenses
Operations and maintenance	—	—	338.4	—	338.4
Depreciation and amortization	—	—	174.1	—	174.1
General taxes	—	—	46.2	—	46.2
Total operating expenses	—	—	558.7	—	558.7
Gain (loss) on sale of assets	—	—	0.4	—	0.4
Operating income	—	—	647.8	—	647.8
Equity earnings from investments	575.3	575.3	31.6	(1,102.5)	79.7
Allowance for equity funds used during construction	—	—	21.2	—	21.2
Other income (expense), net	205.1	205.1	5.8	(410.2)	5.8
Interest expense, net	(205.1)	(205.1)	(171.1)	410.2	(171.1)
Income before income taxes	575.3	575.3	535.3	(1,102.5)	583.4
Income taxes	—	—	(7.9)	—	(7.9)
Net income	575.3	575.3	527.4	(1,102.5)	575.5
Less: Net income attributable to noncontrolling interests	—	—	0.2	—	0.2
Net income attributable to ONEOK Partners, L.P.	$575.3	$575.3	$527.2	$(1,102.5)	$575.3

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended September 30, 2014
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$167.2	$167.2	$152.9	$(320.0)	$167.3
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	7.4	17.1	17.1	(34.2)	7.4
Realized (gains) losses on derivatives recognized in net income	3.0	0.4	0.4	(0.8)	3.0
Total other comprehensive income (loss)	10.4	17.5	17.5	(35.0)	10.4
Comprehensive income	177.6	184.7	170.4	(355.0)	177.7
Less: Comprehensive income attributable to noncontrolling interests	—	—	0.1	—	0.1
Comprehensive income attributable to ONEOK Partners, L.P.	$177.6	$184.7	$170.3	$(355.0)	$177.6

	Three Months Ended September 30, 2013
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$216.3	$216.3	$199.9	$(416.1)	$216.4
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	(3.6)	(10.3)	(10.3)	20.6	(3.6)
Realized (gains) losses on derivatives recognized in net income	2.2	(0.4)	(0.4)	0.8	2.2
Total other comprehensive income (loss)	(1.4)	(10.7)	(10.7)	21.4	(1.4)
Comprehensive income	214.9	205.6	189.2	(394.7)	215.0
Less: Comprehensive income attributable to noncontrolling interests	—	—	0.1	—	0.1
Comprehensive income attributable to ONEOK Partners, L.P.	$214.9	$205.6	$189.1	$(394.7)	$214.9

	Nine Months Ended September 30, 2014
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$647.1	$647.1	$593.7	$(1,240.6)	$647.3
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	(81.6)	(24.7)	(24.7)	49.4	(81.6)
Realized (gains) losses on derivatives recognized in net income	39.8	32.0	32.0	(64.0)	39.8
Total other comprehensive income (loss)	(41.8)	7.3	7.3	(14.6)	(41.8)
Comprehensive income	605.3	654.4	601.0	(1,255.2)	605.5
Less: Comprehensive income attributable to noncontrolling interests	—	—	0.2	—	0.2
Comprehensive income attributable to ONEOK Partners, L.P.	$605.3	$654.4	$600.8	$(1,255.2)	$605.3

	Nine Months Ended September 30, 2013
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$575.3	$575.3	$527.4	$(1,102.5)	$575.5
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	38.8	3.1	3.1	(6.2)	38.8
Realized (gains) losses on derivatives recognized in net income	3.2	(4.2)	(4.2)	8.4	3.2
Total other comprehensive income (loss)	42.0	(1.1)	(1.1)	2.2	42.0
Comprehensive income	617.3	574.2	526.3	(1,100.3)	617.5
Less: Comprehensive income attributable to noncontrolling interests	—	—	0.2	—	0.2
Comprehensive income attributable to ONEOK Partners, L.P.	$617.3	$574.2	$526.1	$(1,100.3)	$617.3

Condensed Consolidating Balance Sheets

	September 30, 2014
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$—	$54.0	$—	$—	$54.0
Accounts receivable, net	—	—	951.6	—	951.6
Affiliate receivables	—	—	5.9	—	5.9
Natural gas and natural gas liquids in storage	—	—	338.3	—	338.3
Commodity imbalances	—	—	74.3	—	74.3
Other current assets	13.1	—	70.7	—	83.8
Total current assets	13.1	54.0	1,440.8	—	1,507.9
Property, plant and equipment
Property, plant and equipment	—	—	11,951.5	—	11,951.5
Accumulated depreciation and amortization	—	—	1,837.1	—	1,837.1
Net property, plant and equipment	—	—	10,114.4	—	10,114.4
Investments and other assets
Investments in unconsolidated affiliates	4,222.7	5,179.5	738.9	(9,012.6)	1,128.5
Intercompany notes receivable	7,612.0	6,601.2	—	(14,213.2)	—
Goodwill and intangible assets	—	—	825.3	—	825.3
Other assets	56.0	—	22.1	—	78.1
Total investments and other assets	11,890.7	11,780.7	1,586.3	(23,225.8)	2,031.9
Total assets	$11,903.8	$11,834.7	$13,141.5	$(23,225.8)	$13,654.2
Liabilities and equity
Current liabilities
Current maturities of long-term debt	$—	$—	$7.7	$—	$7.7
Accounts payable	—	—	1,216.1	—	1,216.1
Affiliate payables	—	—	29.4	—	29.4
Commodity imbalances	—	—	171.2	—	171.2
Accrued interest	88.0	—	—	—	88.0
Other current liabilities	23.3	—	136.0	—	159.3
Total current liabilities	111.3	—	1,560.4	—	1,671.7
Intercompany debt	—	7,612.0	6,601.2	(14,213.2)	—
Long-term debt, excluding current maturities	5,986.2	—	53.8	—	6,040.0
Deferred credits and other liabilities	—	—	131.8	—	131.8
Commitments and contingencies
Equity
Equity excluding noncontrolling interests in consolidated subsidiaries	5,806.3	4,222.7	4,789.9	(9,012.6)	5,806.3
Noncontrolling interests in consolidated subsidiaries	—	—	4.4	—	4.4
Total equity	5,806.3	4,222.7	4,794.3	(9,012.6)	5,810.7
Total liabilities and equity	$11,903.8	$11,834.7	$13,141.5	$(23,225.8)	$13,654.2

	December 31, 2013
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$—	$134.5	$—	$—	$134.5
Accounts receivable, net	—	—	1,103.1	—	1,103.1
Affiliate receivables	—	—	9.2	—	9.2
Natural gas and natural gas liquids in storage	—	—	188.3	—	188.3
Commodity imbalances	—	—	80.5	—	80.5
Other current assets	4.8	—	62.7	—	67.5
Total current assets	4.8	134.5	1,443.8	—	1,583.1
Property, plant and equipment
Property, plant and equipment	—	—	10,755.0	—	10,755.0
Accumulated depreciation and amortization	—	—	1,652.6	—	1,652.6
Net property, plant and equipment	—	—	9,102.4	—	9,102.4
Investments and other assets
Investments in unconsolidated affiliates	4,336.4	4,593.1	825.6	(8,525.3)	1,229.8
Intercompany notes receivable	6,638.3	6,247.1	—	(12,885.4)	—
Goodwill and intangible assets	—	—	832.2	—	832.2
Other assets	92.7	—	22.4	—	115.1
Total investments and other assets	11,067.4	10,840.2	1,680.2	(21,410.7)	2,177.1
Total assets	$11,072.2	$10,974.7	$12,226.4	$(21,410.7)	$12,862.6
Liabilities and equity
Current liabilities
Current maturities of long-term debt	$—	$—	$7.7	$—	$7.7
Accounts payable	—	—	1,255.4	—	1,255.4
Affiliate payables	—	—	47.5	—	47.5
Commodity imbalances	—	—	213.6	—	213.6
Accrued interest	92.7	—	—	—	92.7
Other current liabilities	—	—	89.1	—	89.1
Total current liabilities	92.7	—	1,613.3	—	1,706.0
Intercompany debt	—	6,638.3	6,247.1	(12,885.4)	—
Long-term debt, excluding current maturities	5,985.3	—	59.6	—	6,044.9
Deferred credits and other liabilities	—	—	113.0	—	113.0
Commitments and contingencies
Equity
Equity excluding noncontrolling interests in consolidated subsidiaries	4,994.2	4,336.4	4,188.9	(8,525.3)	4,994.2
Noncontrolling interests in consolidated subsidiaries	—	—	4.5	—	4.5
Total equity	4,994.2	4,336.4	4,193.4	(8,525.3)	4,998.7
Total liabilities and equity	$11,072.2	$10,974.7	$12,226.4	$(21,410.7)	$12,862.6

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2014
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Operating activities
Cash provided by operating activities	$815.1	$53.7	$786.4	$(768.1)	$887.1
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	—	—	(1,173.0)	—	(1,173.0)
Acquisition	—	—	(14.0)	—	(14.0)
Contributions to unconsolidated affiliates	—	—	(1.0)	—	(1.0)
Distributions received from unconsolidated affiliates	—	14.5	10.4	—	24.9
Proceeds from sale of assets	—	—	2.4	—	2.4
Cash provided by (used in) investing activities	—	14.5	(1,175.2)	—	(1,160.7)
Financing activities
Cash distributions:
General and limited partners	(768.1)	(768.1)	—	768.1	(768.1)
Noncontrolling interests	—	—	(0.4)	—	(0.4)
Borrowing of notes payable, net	—	—	—	—	—
Intercompany borrowings (advances), net	(1,014.3)	619.4	394.9	—	—
Repayment of long-term debt	—	—	(5.7)	—	(5.7)
Issuance of common units, net of issuance costs	947.5	—	—	—	947.5
Contribution from general partner	19.8	—	—	—	19.8
Cash provided by (used in) financing activities	(815.1)	(148.7)	388.8	768.1	193.1
Change in cash and cash equivalents	—	(80.5)	—	—	(80.5)
Cash and cash equivalents at beginning of period	—	134.5	—	—	134.5
Cash and cash equivalents at end of period	$—	$54.0	$—	$—	$54.0

	Nine Months Ended September 30, 2013
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Operating activities
Cash provided by operating activities	$641.5	$48.1	$634.5	$(670.0)	$654.1
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	—	—	(1,373.9)	—	(1,373.9)
Acquisition	—	—	(304.9)	—	(304.9)
Contributions to unconsolidated affiliates	—	—	(4.6)	—	(4.6)
Distributions received from unconsolidated affiliates	—	17.3	7.6	—	24.9
Proceeds from sale of assets	—	—	0.7	—	0.7
Cash provided by (used in) investing activities	—	17.3	(1,675.1)	—	(1,657.8)
Financing activities
Cash distributions:
General and limited partners	(670.0)	(670.0)	—	670.0	(670.0)
Noncontrolling interests	—	—	(0.4)	—	(0.4)
Borrowings of notes payable, net	47.0	—	—	—	47.0
Issuance of long-term debt, net of discounts	1,247.8	—	—	—	1,247.8
Long-term debt financing costs	(10.2)	—	—	—	(10.2)
Intercompany borrowings (advances), net	(1,837.2)	790.5	1,046.7	—	—
Repayment of long-term debt	—	—	(5.7)	—	(5.7)
Issuance of common units, net of issuance costs	569.2	—	—	—	569.2
Contribution from general partner	11.9	—	—	—	11.9
Cash provided by (used in) financing activities	(641.5)	120.5	1,040.6	670.0	1,189.6
Change in cash and cash equivalents	—	185.9	—	—	185.9
Cash and cash equivalents at beginning of period	—	537.1	—	—	537.1
Cash and cash equivalents at end of period	$—	$723.0	$—	$—	$723.0

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Commodity prices, particularly crude oil and NGL products, decreased in the three months ended September 30, 2014, due to increased supply and global economic conditions.  We expect the lower commodity prices to continue through 2015, which we expect will impact our net realized prices for natural gas, NGLs and condensate and our financial results.  However, we do not anticipate that the lower commodity prices will result in reduced drilling activity in the basins in which we operate or demand for NGL products from the petrochemical industry.

When economic conditions warrant, certain natural gas processors elect not to recover the ethane component of the natural gas stream, also known as ethane rejection, and instead leave the ethane component in the natural gas stream sold at the tailgate of natural gas processing plants. Natural gas prices were favorable to ethane prices on a Btu basis, which resulted in ethane rejection at most of our natural gas processing plants and many of our customers’ natural gas processing plants connected to our natural gas liquids gathering system in the Mid-Continent and Rocky Mountain regions during 2013 and the first nine months of 2014, which reduced natural gas liquids volumes gathered and fractionated in our Natural Gas Liquids segment and reduced our results of operations.

We expect ethane rejection will persist at least through 2016, after which new world-scale ethylene production capacity is forecasted to begin coming on line, although market conditions may result in periods where it is economical to recover the ethane component in the natural gas stream. Ethane rejection is expected to have a significant impact on our financial results over this period. However, new NGL supply commitments are expected to increase volumes in the remainder of 2014 through 2016 to mitigate partially the impact of ethane rejection on our Natural Gas Liquids segment. In addition, our Natural Gas Liquids segment’s integrated assets enable it to mitigate further the impact of ethane rejection through minimum volume commitments and our ability to utilize the transportation capacity made available due to ethane rejection to capture additional NGL location price differentials when they exist in our optimization activities. Beginning in the fourth quarter 2013, we experienced high propane demand for crop drying and increased heating demand due to much colder than normal weather that continued into the first quarter 2014. In response to this increased demand, propane prices increased significantly at the Mid-Continent market center at Conway, Kansas, compared with the Gulf Coast market center at Mont Belvieu, Texas, for the three months ended March 31, 2014, compared with the same period in 2013. The price of propane in the Mid-Continent market and the wider location price differentials between the Mid-Continent and Gulf Coast market centers peaked in late January 2014 and returned to historical levels by the end of February 2014 as supply and demand balanced. See additional discussion in the “Financial Results and Operating Information” section.

We also expect continued narrow NGL location price differentials, with periods of volatility for certain NGL products, between the Conway, Kansas, and Mont Belvieu, Texas, market centers to persist as NGL production continues to increase and new fractionators and pipelines from various NGL-rich shale areas throughout the country, including our growth projects discussed below, continue to alleviate constraints affecting NGL prices and location price differentials between the two market centers.

New natural gas liquids pipeline projects constructed by third parties are expected to bring incremental NGL supply from the Rocky Mountain, Marcellus and Utica regions to the Mont Belvieu, Texas, market center that may affect NGL prices, as well as compete with or displace NGL supply volumes from the Mid-Continent and Rocky Mountain regions where our assets are located. Our Natural Gas Liquids segment’s capital projects are supported by fee-based contractual commitments that we expect will fill much of our optimization capacity used historically to capture NGL location price differentials between the Mid-Continent and Gulf Coast market centers.

Growth Projects - Crude oil and natural gas producers continue to drill aggressively for crude oil and NGL-rich natural gas in many regions where we have operations.  We expect continued development of the crude oil and NGL-rich natural gas reserves in the Bakken Shale and Three Forks formations in the Williston Basin, the Niobrara Shale and other formations in the Powder

River Basin and in the Cana-Woodford Shale, Woodford Shale, Granite Wash, Mississippian Lime, Springer Shale, Stack and SCOOP areas in the Mid-Continent region. In response to this increased production of crude oil, natural gas and NGLs, and higher demand for NGL products from the petrochemical industry, we are investing approximately $8.3 billion to $9.0 billion in new capital projects and acquisitions from 2010 through 2016 to meet the needs of natural gas producers and processors in these regions, as well as enhance our natural gas liquids fractionation, distribution and storage infrastructure in the Gulf Coast region.  The execution of these capital investments aligns with our strategy to grow fee-based earnings.  Our acreage dedications and contractual commitments from producers and natural gas processors in regions associated with our growth projects are expected to provide incremental cash flows and long-term fee-based earnings.

See additional discussion of our other growth projects in the “Financial Results and Operating Information” section in our Natural Gas Gathering and Processing and Natural Gas Liquids segments.

West Texas LPG Acquisition - In October 2014, we announced that we have agreed to acquire an 80 percent interest in the West Texas LPG Pipeline Limited Partnership and 100 percent interest in the Mesquite Pipeline for approximately $800 million from affiliates of Chevron Corporation. We expect to close the transaction in the fourth quarter 2014. See additional discussion in the “Financial Results and Operating Information” section in our Natural Gas Liquids segment.

Bighorn Gas Gathering Impairment Charge - As a result of the continued decline in dry natural gas volumes gathered in the coal-bed methane area of the Powder River Basin and the impairment of the underlying assets of Bighorn Gas Gathering in September 2014, we reviewed our equity method investment in Bighorn Gas Gathering as of September 30, 2014, and recorded noncash impairment charges totaling $76.4 million. See additional discussion in the “Financial Results and Operating Information” section in our Natural Gas Gathering and Processing segment.

Cash Distributions - In October 2014, our general partner declared a cash distribution of $0.775 per unit ($3.10 per unit on an annualized basis) for the third quarter 2014, an increase of 1.5 cents from the previous quarter, which will be paid on November 14, 2014, to unitholders of record as of the close of business on November 3, 2014.

Transactions with Affiliates - For the three months ended March 31, 2014, and the three and nine months ended September 30, 2013, we had transactions with our affiliate ONEOK Energy Services Company, a subsidiary of ONEOK. Our Natural Gas Gathering and Processing segment sold natural gas to ONEOK Energy Services Company, and our Natural Gas Pipelines segment provided transportation and storage services to ONEOK Energy Services Company. Additionally, our Natural Gas Gathering and Processing, and Natural Gas Liquids segments purchased a portion of the natural gas used in their operations from ONEOK Energy Services Company. Prior to March 31, 2014, all of our Natural Gas Gathering and Processing segment’s commodity derivative financial contracts were with ONEOK Energy Services Company, and it entered into similar commodity derivative financial contracts with third parties at our direction and on our behalf. On March 31, 2014, ONEOK completed the accelerated wind down of ONEOK Energy Services Company. In the first quarter 2014, outstanding commodity derivative positions with third parties entered into by ONEOK Energy Services Company on our behalf were transferred to us. Beginning in the second quarter 2014, we enter into all commodity derivative financial contracts directly with unaffiliated third parties.

On January 31, 2014, ONEOK completed the separation of its former natural gas distribution business into ONE Gas. We continue to enter into commodity sales and transportation and storage services transactions with ONE Gas after the separation, and these transactions are reflected as unaffiliated, third-party transactions beginning in February 2014.

ONEOK and its subsidiaries continue to be our sole general partner and own limited partners units, which together at September 30, 2014, represented a 38.3 percent interest in us.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

The following table sets forth certain selected consolidated financial results for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2014 vs. 2013		2014 vs. 2013
Financial Results	2014	2013	2014	2013	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Commodity sales	$2,754.5	$2,807.3	$8,276.3	$7,453.5	$(52.8)	(2%)	$822.8	11%
Services	364.9	327.4	1,071.1	966.9	37.5	11%	104.2	11%
Total revenues	3,119.4	3,134.7	9,347.4	8,420.4	(15.3)	—%	927.0	11%
Cost of sales and fuel	2,583.2	2,711.1	7,807.3	7,214.3	(127.9)	(5%)	593.0	8%
Net margin	536.2	423.6	1,540.1	1,206.1	112.6	27%	334.0	28%
Operating costs	170.8	122.3	481.5	384.6	48.5	40%	96.9	25%
Depreciation and amortization	73.9	61.2	212.1	174.1	12.7	21%	38.0	22%
Gain (loss) on sale of assets	1.5	—	1.5	0.4	1.5	*	1.1	*
Operating income	$293.0	$240.1	$848.0	$647.8	$52.9	22%	$200.2	31%
Equity earnings (loss) from investments	$(52.3)	$27.5	$6.7	$79.7	$(79.8)	*	$(73.0)	(92%)
Interest expense	$(70.1)	$(57.7)	$(211.3)	$(171.1)	$12.4	21%	$40.2	23%
Capital expenditures	$380.5	$449.1	$1,173.0	$1,373.9	$(68.6)	(15%)	$(200.9)	(15%)
* Percentage change is greater than 100 percent

Commodity sales revenues increased for the nine months ended September 30, 2014, compared with the same period in 2013, due to higher natural gas and NGL volumes from our recently completed capital projects, increased optimization and marketing activities from wider NGL product price differentials and seasonal propane demand in the first quarter 2014, and higher isomerization volumes due to wider normal butane and iso-butane differentials in our Natural Gas Liquids segment, and higher realized prices in our Natural Gas Gathering and Processing segment.

Services revenues increased for the three and nine months ended September 30, 2014, compared with the same periods in 2013, due to higher natural gas and NGL volumes from our recently completed capital projects in our Natural Gas Gathering and Processing and Natural Gas Liquids segments. Services revenues also increased in our Natural Gas Pipelines segment for these same periods due to higher transportation revenues due to increased rates and higher volumes. The nine-month period also realized higher transportation revenues in the Natural Gas Pipelines segment due to increased park-and-loan services as a result of weather-related seasonal demand during the first quarter. These increases were offset partially by increased ethane rejection in our Natural Gas Liquids segment and lower storage revenues from lower contracted capacity in our Natural Gas Pipelines segment.

Operating costs and depreciation and amortization expense increased for the three and nine months ended September 30, 2014, compared with the same periods in 2013, due primarily to the growth of our operations related to our completed capital projects.

Equity earnings from investments decreased for the three and nine months ended September 30, 2014, compared with the same periods in 2013, due primarily to noncash impairment charges totaling $76.4 million related to our equity method investment in Bighorn Gas Gathering in our Natural Gas Gathering and Processing segment.

Interest expense increased for the three and nine months ended September 30, 2014, compared with the same periods in 2013, due primarily to interest costs from our $1.25 billion debt issuance in September 2013, offset partially by higher capitalized interest for the nine months ended September 30, 2014, associated with investments in our growth projects.

Capital expenditures decreased for the three and nine months ended September 30, 2014, compared with the same periods in 2013, due to the timing of expenditures on our growth projects.

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

We gather and process natural gas in the Mid-Continent region, which includes the NGL-rich Cana-Woodford Shale, Woodford Shale, Stack, SCOOP, Springer Shale and the Mississippian Lime formation of Oklahoma and Kansas, and the Hugoton and Central Kansas Uplift Basins of Kansas.  We also gather and/or process natural gas in two producing basins in the Rocky Mountain region:  the Williston Basin, which spans portions of Montana and North Dakota, and includes the oil-producing, NGL-rich Bakken Shale and Three Forks formations; and the Powder River Basin of Wyoming, which includes the NGL-rich Frontier, Turner, Sussex and Niobrara Shale formations.  Coal-bed methane, or dry natural gas, in the Powder River Basin does not require processing or NGL extraction in order to be marketable; dry natural gas is gathered, compressed and delivered into a downstream pipeline or marketed for a fee.

The significant growth in the development of crude oil and NGL-rich natural gas in the Williston Basin has caused natural gas production to exceed the capacity of existing natural gas gathering and processing infrastructure, which results in the flaring of natural gas (the controlled burning of natural gas at the wellhead). In July 2014, the North Dakota Industrial Commission approved a policy designed to limit flaring at existing and future crude oil wells in the Bakken and Three Forks formations in the Williston Basin. The policy establishes crude oil production limits that will take effect if a producer fails to meet requirements to capture natural gas at the wellhead. We are constructing additional natural gas gathering pipelines, compression and processing plants, and natural gas liquids pipeline capacity that are expected to help alleviate capacity constraints. We are evaluating the potential impact the new regulation might have on future crude oil and natural gas production and the natural gas volumes we gather and process in the Williston Basin.

Revenues for this segment are derived primarily from POP contracts with a fee-based component and fee-based contracts. Under a POP contract with a fee-based component, we retain a percentage of the proceeds from the sale of residue natural gas, condensate and/or NGLs, and charge fees for gathering, treating, compressing and processing the producer’s natural gas. With a fee-based contract, we are paid a fee for the services we provide, based on volumes gathered, processed, treated and/or compressed.

We expect our capital projects will continue to generate additional revenues, earnings and cash flows as they are completed. We expect our natural gas liquids and natural gas commodity-price sensitivity within this segment to increase in the future as our capital projects are completed and volumes increase under POP contracts with a fee-based component with our customers. We use commodity derivative instruments and physical-forward contracts to mitigate our sensitivity to fluctuations in the natural gas, crude oil and NGL prices received for our share of volumes.

Growth Projects - Our Natural Gas Gathering and Processing segment is investing approximately $4.2 billion to $4.8 billion from 2010 through 2016 in growth projects in NGL-rich areas in the Williston Basin, the Powder River Basin, the Cana-Woodford Shale, the Springer Shale, the Stack and the SCOOP areas that we expect will enable us to meet the rapidly growing needs of crude oil and natural gas producers in those areas. Nearly all of the new natural gas production is from horizontally drilled and completed wells in nonconventional resource areas. These wells tend to produce volumes at higher initial production rates resulting generally in higher initial decline rates than conventional vertical wells; however, the decline rates flatten out over time. These wells are expected to have long productive lives.

We have completed approximately $2.3 billion of the growth projects and acquisitions in this segment from 2010 through October 2014, which include the following:

Completed Project	Location	Capacity	Approximate Costs (a)	Completion Date
			(In millions)
Rocky Mountain Region
Garden Creek I processing plant and infrastructure	Williston Basin	100 MMcf/d	$360	December 2011
Stateline I & II processing plants and infrastructure	Williston Basin	200 MMcf/d	$565	September 2012/April 2013
Divide County gathering system	Williston Basin	270 miles	$125	June 2013
Sage Creek processing plant and infrastructure (b)	Powder River Basin	50 MMcf/d	$152	September 2013
Garden Creek II processing plant and infrastructure	Williston Basin	100 MMcf/d	$310-$345	August 2014
Garden Creek III processing plant and infrastructure	Williston Basin	100 MMcf/d	$325-$360	October 2014
Mid-Continent Region
30 percent interest in Maysville processing plant (b)	Cana-Woodford Shale	40 MMcf/d	$90	December 2013
Canadian Valley processing plant and infrastructure	Cana-Woodford Shale	200 MMcf/d	$300	March 2014
Total			$2,227-$2,297
(a) Excludes AFUDC.
(b) Acquisition.

We are also constructing or plan to construct the following natural gas processing plants and related infrastructure through 2016:

Projects in Progress	Location	Capacity	Approximate Costs (a)	Expected Completion Date
(In millions)
Rocky Mountain Region
Lonesome Creek processing plant and infrastructure	Williston Basin	200 MMcf/d	$550-$680	Fourth quarter 2015
Sage Creek infrastructure	Powder River Basin	Various	$50	Fourth quarter 2015
Natural gas compression	Williston Basin	100 MMcf/d	$80-$100	Fourth quarter 2015
Bear Creek processing plant and infrastructure	Williston Basin	80 MMcf/d	$230-$330	Second quarter 2016
Demicks Lake processing plant and infrastructure	Williston Basin	200 MMcf/d	$515-$670	Third quarter 2016
Bronco processing plant and infrastructure	Powder River Basin	100 MMcf/d	$170-$245	Third quarter 2016
Mid-Continent Region
Knox processing plant and infrastructure	SCOOP	200 MMcf/d	$365-$470	Fourth quarter 2016
Total			$1,960-$2,545
(a) Excludes AFUDC.

Rocky Mountain Region:

Williston Basin Processing Plants and related projects - We are constructing natural gas gathering and processing assets in the Williston Basin to meet the growing needs of crude oil and natural gas producers. When our announced projects are completed, we will have natural gas processing capacity of approximately 1.2 Bcf/d in the basin. We have acreage dedications of approximately 3 million net acres supporting these projects.

Garden Creek II Plant - The Garden Creek II natural gas processing plant was completed in August 2014.

Garden Creek III Plant - The Garden Creek III natural gas processing plant, originally scheduled for completion in the first quarter 2015, was completed in October 2014.

Lonesome Creek Plant - In November 2013, we announced we will construct the Lonesome Creek natural gas processing plant and related infrastructure, which will be located in McKenzie County, North Dakota. The plant and infrastructure will help address natural gas gathering and processing constraints in the region.

Natural Gas Compression - In July 2014, we announced we will construct additional natural gas compression across our Williston Basin system to take advantage of additional natural gas processing capacity at our Garden Creek and Stateline facilities by a total of 100 MMcf/d.

Bear Creek Plant - In September 2014, we announced we will construct the Bear Creek natural gas processing plant and related infrastructure, which will be located in Dunn County, North Dakota. The plant and infrastructure will help alleviate pipeline inefficiencies in an area challenged by geographical constraints and severe terrain.

Demicks Lake Plant - In July 2014, we announced we will construct the Demicks Lake natural gas processing plant and related infrastructure, which will be located in northeast McKenzie County, North Dakota, to help further address natural gas gathering and processing constraints in the region.

Powder River Basin - We are constructing natural gas gathering and processing assets in the NGL-rich areas of the Powder River Basin, a region poised for significant growth in natural gas and NGL production volumes. We have acreage dedications of approximately 130,000 net acres supporting these projects.

Sage Creek Plant - In September 2013, we completed the acquisition of a 50 MMcf/d natural gas processing facility, the Sage Creek plant, and related natural gas gathering and natural gas liquids infrastructure.  We plan to upgrade existing natural gas processing infrastructure and construct new natural gas gathering infrastructure to meet the growing production of NGL-rich natural gas in this area. We have supply contracts providing for long-term acreage dedications from producers in the area supporting this project.

Bronco Plant - In September 2014, we announced we will construct the Bronco natural gas processing plant and related natural gas gathering and natural gas liquids infrastructure in Campbell and Converse counties, Wyoming.

Mid-Continent Region:

Cana-Woodford Shale, Springer Shale, Stack and SCOOP areas - We are constructing natural gas gathering and processing assets to meet the growing production of NGL-rich natural gas in the Cana-Woodford Shale, Springer Shale, Stack and SCOOP areas. When our announced projects are completed, our Oklahoma natural gas processing capacity will be approximately 900 MMcf/d. We have substantial acreage dedications from crude oil and natural gas producers supporting these plants.

Canadian Valley Plant - In March 2014, we completed the Canadian Valley natural gas processing plant, which is located in the Cana-Woodford Shale.

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

Selected Financial Results - Our Natural Gas Gathering and Processing segment’s operating results for the three and nine months ended September 30, 2014, reflect the benefits from the Garden Creek II natural gas processing plant, which was placed in service in August 2014; the Canadian Valley natural gas processing plant, which was completed in March 2014; the acquisition of the Sage Creek natural gas processing plant in Wyoming in September 2013; and the acquisition of the remaining 30 percent undivided interest in our Maysville, Oklahoma, natural gas processing facility, which was acquired in December 2013. Additionally, operating results for the nine months ended September 30, 2014, reflect the benefits of the Stateline II natural gas processing plant, which was placed in service in April 2013.

The completion of the Garden Creek II and Stateline II natural gas processing plants resulted in increased natural gas volumes gathered and processed in the Williston Basin, and completion of the Canadian Valley natural gas processing plant resulted in increased natural gas volumes gathered and processed in Oklahoma. We expect drilling activities and development of the reserves to continue in the Williston Basin and NGL-rich areas of the Powder River Basin in the Rocky Mountain region and the Cana-Woodford Shale, Springer Shale, Stack and SCOOP areas in Oklahoma.

The following table sets forth certain selected financial results for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2014 vs. 2013		2014 vs. 2013
Financial Results	2014	2013	2014	2013	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL sales	$394.1	$299.6	$1,128.8	$763.6	$94.5	32%	$365.2	48%
Condensate sales	24.5	23.8	82.0	84.7	0.7	3%	(2.7)	(3%)
Residue natural gas sales	284.0	153.0	849.4	442.7	131.0	86%	406.7	92%
Gathering, compression, dehydration and processing fees and other revenue	75.2	56.6	203.1	161.8	18.6	33%	41.3	26%
Cost of sales and fuel	599.6	402.1	1,776.6	1,087.4	197.5	49%	689.2	63%
Net margin	178.2	130.9	486.7	365.4	47.3	36%	121.3	33%
Operating costs	64.3	45.1	188.5	141.7	19.2	43%	46.8	33%
Depreciation and amortization	31.3	27.4	89.6	76.4	3.9	14%	13.2	17%
Gain on sale of assets	0.3	0.1	0.3	0.4	0.2	*	(0.1)	(25%)
Operating income	$82.9	$58.5	$208.9	$147.7	$24.4	42%	$61.2	41%
Equity earnings (loss) from investments	$(71.1)	$4.7	$(60.5)	$16.2	$(75.8)	*	$(76.7)	*
Capital expenditures	$214.9	$204.5	$506.0	$574.5	$10.4	5%	$(68.5)	(12%)
* Percentage change is greater than 100 percent

Net margin increased for the three months ended September 30, 2014, compared with the same period in 2013, primarily as a result of the following:

•
an increase of $50.0 million due primarily to natural gas volume growth in the Williston Basin and Cana-Woodford Shale and increased ownership of the Maysville, Oklahoma, natural gas processing plant resulting in higher natural gas volumes gathered, compressed, processed, transported and sold, and higher NGL volumes sold, and higher fees; and

•	an increase of $3.4 million due primarily to changes in contract mix; offset partially by

•	a decrease of $6.1 million due primarily to lower net realized NGL and condensate prices.

Net margin increased for the nine months ended September 30, 2014, compared with the same period in 2013, primarily as a result of the following:

•
an increase of $111.4 million due primarily to natural gas volume growth in the Williston Basin and Cana-Woodford Shale and increased ownership of the Maysville, Oklahoma, natural gas processing plant resulting in higher natural gas volumes gathered, compressed, processed, transported and sold, higher NGL volumes sold and higher fees, offset partially by wellhead freeze-offs due to severely cold weather in the first quarter 2014;

•	an increase of $8.5 million due primarily to changes in contract mix; and

•	an increase of $7.8 million due primarily to higher net realized natural gas and NGL prices; offset partially by

•	a decrease of $6.4 million due to a condensate contract settlement in 2013.

Operating costs increased for the three and nine months ended September 30, 2014, compared with the same periods in 2013, primarily as a result of the completion of our growth projects and acquisitions, which include the following:

•	an increase of $10.9 million and $32.3 million, respectively, due to higher materials and supplies, and outside services expenses; and

•	an increase of $8.5 million and $17.3 million, respectively, in employee-related costs due to higher labor and employee benefit costs.

Depreciation and amortization expense increased for the three and nine months ended September 30, 2014, compared with the same periods in 2013, due to the completion of growth projects and acquisitions.

Equity earnings (loss) from investments decreased for the three and nine months ended September 30, 2014, compared with the same periods in 2013, due to $76.4 million in impairment charges in the third quarter 2014 on our investment in Bighorn Gas Gathering. See additional discussion in “Equity Investments” below.

Capital expenditures increased for the three months ended September 30, 2014, and decreased for the nine months ended September 30, 2014, compared with the same periods in 2013, due primarily to the timing of expenditures for our growth projects discussed above. During the third quarter 2014, we connected approximately 420 new wells to our systems compared with approximately 340 in the same period in 2013. For the nine months ended September 30, 2014, we connected approximately 1,010 wells to our system compared with approximately 950 in the same period in 2013.

Selected Operating Information - The following tables set forth selected operating information for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information (a)	2014	2013	2014	2013
Natural gas gathered (BBtu/d)	1,847	1,389	1,665	1,311
Natural gas processed (BBtu/d) (b)	1,666	1,135	1,462	1,060
NGL sales (MBbl/d)	111	83	100	77
Residue natural gas sales (BBtu/d)	792	521	682	475
Realized composite NGL net sales price ($/gallon) (c)	$0.93	$0.90	$0.97	$0.87
Realized condensate net sales price ($/Bbl) (c)	$81.02	$90.68	$78.00	$87.40
Realized residue gas net sales price ($/MMBtu) (c)	$3.92	$3.36	$3.91	$3.48
Average fee rate ($/MMBtu)	$0.36	$0.35	$0.36	$0.35
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.
(c) - Presented net of the impact of hedging activities on our equity volumes.

Natural gas volumes gathered and processed, and NGL and residue natural gas sold increased for the three and nine months ended September 30, 2014, compared with the same periods in 2013, due to new natural gas processing plants placed in service and increased ownership of our Maysville, Oklahoma, natural gas processing plant, offset partially by continued natural gas production declines in Kansas. The realized composite NGL net sales price increased for the nine months ended September 30, 2014, compared with the same period in 2013, due primarily to higher prices from increased demand associated with colder than normal weather and lower propane storage levels in the first quarter 2014.

The quantity and composition of NGLs and natural gas continue to change as our new natural gas processing plants in the Williston Basin and Mid-Continent are placed in service. In March 2014, our Canadian Valley plant in Oklahoma was completed, which has better ethane rejection capabilities than our other processing plants in the Mid-Continent region. As a result, our realized composite NGL net sales price for the three months ended September 30, 2014, increased compared with the same period in 2013, while most individual NGL product prices were lower compared with the same period in 2013. Our Garden Creek I, Garden Creek II, Stateline I and Stateline II plants in the Williston Basin have the capability to recover ethane when economic conditions warrant but did not do so during the first nine months of 2014. Our equity NGL volumes also are expected to be weighted more toward propane, iso-butane, normal butane and natural gasoline due to expected ethane rejection at least through 2016.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Equity Volume Information (a)	2014	2013	2014	2013

NGL sales (MBbl/d)	16.0	14.6	16.6	13.8
Condensate sales (MBbl/d)	2.6	2.0	3.1	2.4
Residue natural gas sales (BBtu/d)	134.5	76.8	109.6	67.7
(a) - Includes volumes for consolidated entities only.

Commodity-Price Risk - The following tables set forth our Natural Gas Gathering and Processing segment’s hedging information for our equity volumes for the periods indicated:

	Three Months Ending December 31, 2014
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (MBbl/d)	11.3	$1.17	/ gallon	63%
Condensate (MBbl/d)	2.7	$2.21	/ gallon	73%
Total (MBbl/d)	14.0	$1.37	/ gallon	64%
Natural gas (BBtu/d)	96.0	$4.07	/ MMBtu	73%

	Year Ending December 31, 2015
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (MBbl/d)	1.2	$1.07	/ gallon	5%
Natural gas (BBtu/d)	61.3	$4.34	/ MMBtu	41%

We expect our natural gas liquids and natural gas commodity-price sensitivity within this segment to increase in the future as our capital projects are completed and volumes increase under POP contracts with a fee-based component with our customers.  Our Natural Gas Gathering and Processing segment’s commodity-price sensitivity is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at September 30, 2014, excluding the effects of hedging and assuming normal operating conditions.  Our condensate sales are based on the price of crude oil.  We estimate the following:

•	a $0.01 per-gallon change in the composite price of NGLs would change twelve-month forward net margin by approximately $3.1 million;

•	a $1.00 per-barrel change in the price of crude oil would change twelve-month forward net margin by approximately $1.6 million; and

•	a $0.10 per-MMBtu change in the price of residue natural gas would change twelve-month forward net margin by approximately $5.1 million.

These estimates do not include any effects on demand for our services or processing plant operations that might be caused by, or arise in conjunction with, commodity-price fluctuations.  For example, a change in the gross processing spread may cause a change in the amount of ethane extracted from the natural gas stream, affecting natural gas gathering and processing margins for certain contracts.

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

During 2014 through the third quarter, the coal-bed methane volumes gathered on the Bighorn Gas Gathering system declined at a rate greater than in prior periods and greater than expected. Due to these additional declines in volumes, Bighorn Gas Gathering recorded an impairment of its underlying assets in September 2014, when the operator determined that the volume decline was other than temporary. As a result of these developments, we reviewed our equity method investment in Bighorn Gas Gathering for impairment as of September 30, 2014. We recorded noncash impairment charges of $76.4 million related to Bighorn Gas Gathering. The noncash impairment charges are included in equity earnings (loss) from investments in our accompanying Consolidated Statements of Income. The remaining net book value of our equity method investment in Bighorn Gas Gathering is $8.8 million, and no equity method goodwill remains.

In the near term, a continued decline in volumes gathered in the coal-bed methane area of the Powder River Basin may reduce our ability to recover the carrying value of our equity investments in this area and could result in additional noncash charges to earnings.

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

Since late 2012, NGL location price differentials have generally remained narrow between the Mid-Continent and Gulf Coast market centers. We expect these narrower NGL price differentials, with periods of volatility for certain NGL products, to continue as new fractionators and pipelines, including our growth projects discussed below, continue to alleviate constraints between the Conway, Kansas, and Mont Belvieu, Texas, natural gas liquids market centers. In addition, new natural gas liquids pipeline projects constructed by third parties are expected to bring incremental NGL supply from the Rocky Mountain, Marcellus and Utica regions to the Mont Belvieu, Texas, market center that may affect NGL prices, as well as compete with or displace NGL supply volumes from the Mid-Continent and Rocky Mountain regions where our assets are located. Our Natural Gas Liquids segment’s capital growth projects are supported by fee-based contractual commitments that we expect will fill much of our optimization capacity used historically to capture NGL location price differentials between the two market centers.

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

Our Natural Gas Liquids segment is investing approximately $4.1 billion in NGL-related projects from 2010 through 2016.  These investments will accommodate the transportation and fractionation of growing NGL supply from shale and other resource development areas across our asset base and alleviate infrastructure constraints between the Mid-Continent and Gulf Coast market centers to meet increasing petrochemical industry and NGL export demand in the Gulf Coast.  Over time, these growing fee-based NGL volumes are expected to fill much of our natural gas liquids pipeline capacity used historically to capture the NGL location price differentials between the two market centers.

We have completed approximately $2.4 billion in growth projects in this segment from 2010 through October 2014, which include the following:

Completed Project	Capacity	Approximate Costs (a)	Completion Date
		(In millions)
Sterling I expansion	15 MBbl/d	$30	November 2011
Cana-Woodford/Granite Wash NGL plant connections	60 MBbl/d	$220	April 2012
Bushton fractionator expansion	60 MBbl/d	$117	September 2012
Bakken NGL Pipeline	60 MBbl/d	$455	April 2013
Overland Pass Pipeline expansion	45 MBbl/d	$36	April 2013
Ethane Header pipeline	250 MBbl/d	$23	April 2013
Sage Creek NGL infrastructure (b)	Various	$153	September 2013
MB-2 Fractionator	75 MBbl/d	$375	December 2013
Ethane/Propane Splitter	40 MBbl/d	$46	March 2014
Sterling III Pipeline and reconfigure Sterling I and II	193 MBbl/d	$808	March 2014
Bakken NGL Pipeline expansion - Phase I	75 MBbl/d	$100	September 2014
Niobrara NGL Lateral	90 miles	$85	September 2014
Total		$2,448
(a) Excludes AFUDC.
(b) Acquisition.

We are also constructing, or plan to construct, the following projects through 2016:

Projects in Progress	Capacity	Approximate Costs (a)	Expected Completion Date
		(In millions)
MB-3 Fractionator	75 MBbl/d	$525-$575	Fourth quarter 2014
West Texas LPG System (b)	2,600 miles	$800	Fourth quarter 2014
NGL Pipeline and Hutchinson Fractionator infrastructure	95 miles	$140	First quarter 2015
Bakken NGL Pipeline expansion - Phase II	25 MBbl/d	$100	Second quarter 2016
Bronco NGL infrastructure	65 miles	$45-$60	Third quarter 2016
Bear Creek NGL infrastructure	40 miles	$35-$45	Third quarter 2016
Demicks Lake NGL infrastructure	12 miles	$10-$15	Third quarter 2016
Total		$1,655-$1,735
(a) Excludes AFUDC.
(b) Acquisition.

West Texas LPG Acquisition - In October 2014, we announced that we have agreed to acquire an 80 percent interest in the West Texas LPG Pipeline Limited Partnership (West Texas LPG) and 100 percent interest in the Mesquite Pipeline (Mesquite) for approximately $800 million from affiliates of Chevron Corporation.  We expect to close the transaction by the fourth quarter 2014.  Closing is subject to customary conditions, including antitrust clearance from the Federal Trade Commission under the Hart-Scott-Rodino Act.  Following the closing of the transaction, we will be the operator of both pipelines. The West Texas

LPG and Mesquite systems consist of approximately 2,600 miles of NGL gathering pipelines extending from the Permian Basin in southeastern New Mexico to East Texas and Mont Belvieu, Texas. The West Texas LPG and Mesquite systems will increase our NGL gathering system by approximately 60 percent to nearly 6,900 miles of NGL gathering pipelines and initially add approximately 230,000 bpd of NGL supply. We plan to invest approximately $500 million, excluding AFUDC, between 2015 and 2019 to expand the capacity of the systems. These assets are expected to provide us additional fee-based earnings and our NGL infrastructure with access to a new NGL supply basin.

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

Bakken NGL Pipeline expansions - The first expansion completed in September 2014 increased the pipeline’s capacity to 135 MBbl/d from the original capacity of 60 MBbl/d, with the second expansion expected to bring the pipeline’s capacity to 160 MBbl/d. These expansions will accommodate the growing NGL supply from the Williston and Powder River Basins.

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

Niobrara NGL Lateral - We constructed new natural gas liquids pipeline infrastructure to connect the Sage Creek natural gas processing plant to our Bakken NGL Pipeline, which was completed in September 2014.

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

Bronco natural gas liquids infrastructure - We announced in September 2014 our plan to build new natural gas liquids pipeline infrastructure to connect the Bronco natural gas processing plant to our Bakken NGL Pipeline.

Bear Creek natural gas liquids infrastructure - We announced in September 2014 our plan to build new natural gas liquids pipeline infrastructure to connect the Bear Creek natural gas processing plant to our Bakken NGL Pipeline.

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

Selected Financial Results - The following table sets forth certain selected financial results for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three months		Nine Months
	September 30,		September 30,		2014 vs. 2013		2014 vs. 2013
Financial Results	2014	2013	2014	2013	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$2,450.2	$2,642.9	$7,341.0	$6,960.5	$(192.7)	(7%)	$380.5	5%
Exchange service and storage revenues	265.0	215.9	710.9	617.3	49.1	23%	93.6	15%
Transportation revenues	19.3	16.0	59.7	52.8	3.3	21%	6.9	13%
Cost of sales and fuel	2,451.5	2,648.6	7,293.5	6,998.5	(197.1)	(7%)	295.0	4%
Net margin	283.0	226.2	818.1	632.1	56.8	25%	186.0	29%
Operating costs	77.0	57.0	218.2	171.1	20.0	35%	47.1	28%
Depreciation and amortization	31.7	23.0	89.8	65.0	8.7	38%	24.8	38%
Loss on sale of assets	(0.5)	—	(0.6)	—	(0.5)	*	(0.6)	*
Operating income	$173.8	$146.2	$509.5	$396.0	$27.6	19%	$113.5	29%
Equity earnings from investments	$4.4	$6.3	$13.6	$15.4	$(1.9)	(30%)	$(1.8)	(12%)
Capital expenditures	$153.8	$230.8	$637.5	$774.3	$(77.0)	(33%)	$(136.8)	(18%)
* Percentage change is greater than 100 percent

Several factors contributed to increased propane demand and price in the first quarter 2014, which impacted our results of operations for the nine months ended 2014. In the fourth quarter 2013, we experienced high propane demand for crop drying and increased heating demand due to colder than normal weather that continued into the first quarter 2014. In response to increased demand, propane prices at the Mid-Continent market center at Conway, Kansas, increased significantly, compared with propane prices at the Gulf Coast market center at Mont Belvieu, Texas. To help meet the demand and capture the wider location price differentials between these two markets, we utilized our assets to deliver more propane into the Mid-Continent region from the Gulf Coast region. The price of propane in the Mid-Continent market and the wider location price differentials between the Mid-Continent and Gulf Coast market centers peaked in late January 2014 and returned to historical levels by the end of February 2014 as supply and demand balanced.

Ethane rejection in the Rocky Mountain and Mid-Continent regions continued in the third quarter 2014 as expected, resulting in capacity being available on our pipelines that connect the Mid-Continent and Gulf Coast market centers, a portion of which we were able to utilize for optimization activities, including the delivery of propane into the Mid-Continent region during the first quarter 2014. Severely cold weather in the first quarter 2014 caused wellhead freeze-offs, which also reduced volumes.

Net margin increased for the three months ended September 30, 2014, compared with the same period in 2013, primarily as a result of the following:

•
an increase of $53.0 million in exchange-services margins, which resulted primarily from increased volumes from new plants connected in the Williston Basin and Mid-Continent region, and higher fees for exchange-services activities resulting from contract renegotiations, offset partially by lower volumes from the termination of a contract; and

•
an increase of $11.7 million in optimization and marketing margins, which resulted from a $8.7 million increase in margins due primarily to marketing and truck and rail activities, and a $7.5 million increase due primarily to wider NGL product price differentials; offset by a decrease of $4.5 million due primarily to lower optimization volumes; offset partially by

•	a decrease of $5.6 million resulting from the impact of ethane rejection, which resulted in lower NGL volumes.

Net margin increased for the nine months ended September 30, 2014, compared with the same period in 2013, primarily as a result of the following:

•
an increase of $92.4 million in exchange-services margins, which resulted primarily from increased volumes from new plants connected in the Williston Basin and Mid-Continent region, and higher fees for exchange-services activities resulting from contract renegotiations, offset partially by lower volumes from the termination of a contract;

•
an increase of $84.1 million in optimization and marketing margins, which resulted from a $33.7 million increase due primarily to wider NGL product price differentials; a $26.7 million increase in marketing margins related primarily to increased weather-related seasonal demand for propane during the first quarter 2014, and marketing and truck and rail activities in the second and third quarters 2014; and a $23.7 million increase due primarily to significantly wider NGL location price differentials, primarily related to increased weather-related seasonal demand for propane during the first quarter 2014;

•	an increase of $18.7 million related to higher isomerization volumes, resulting from the wider NGL product price differential between normal butane and iso-butane; and

•	an increase of $4.5 million in storage margins due primarily to contract renegotiations; offset partially by

•	a decrease of $9.4 million resulting from the impact of ethane rejection, which resulted in lower NGL volumes; and

•	a decrease of $5.0 million due to the impact of lower operational measurement gains.

Operating costs increased for the three and nine months ended September 30, 2014, compared with the same periods in 2013, primarily as a result of the completion of our growth projects, which include the following:

•	an increase of $7.5 million and $12.5 million, respectively, due to higher employee-related costs due primarily to higher labor and employee benefit costs;

•
an increase of $5.9 million and $16.9 million, respectively, due to higher outside services expenses associated primarily with scheduled maintenance and the growth of operations related to completed capital projects;

•	an increase of $3.3 million and $9.9 million, respectively, due to higher ad valorem taxes related to completed capital projects; and

•	an increase of $1.3 million and $2.7 million, respectively, due to higher chemical, materials and supplies expense.

Depreciation and amortization expense increased for the three and nine months ended September 30, 2014, compared with the same periods in 2013, due to depreciation associated with completed capital projects.

Equity earnings decreased for the three and nine months ended September 30, 2014, compared with the same periods in 2013, due primarily to increased ethane rejection and higher operating costs, offset partially by higher volumes delivered to Overland Pass Pipeline from our Bakken NGL Pipeline, which was placed in service in April 2013, and lower operational measurement losses on Overland Pass Pipeline compared with the same periods in 2013.

Capital expenditures decreased for the three and nine months ended September 30, 2014, compared with the same periods in 2013, due primarily to the timing of expenditures for our growth projects discussed above.

Selected Operating Information - The following table sets forth selected operating information for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information	2014	2013	2014	2013
NGL sales (MBbl/d)	626	686	598	647
NGLs transported-gathering lines (MBbl/d) (a)	529	574	508	542
NGLs fractionated (MBbl/d) (b)	553	557	515	535
NGLs transported-distribution lines (MBbl/d) (a)	377	454	412	426
Average Conway-to-Mont Belvieu OPIS price differential - ethane in ethane/propane mix ($/gallon)	$0.03	$0.04	$0.06	$0.04
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.

NGLs transported on gathering lines and NGLs fractionated decreased for the three and nine months ended September 30, 2014, compared with the same periods in 2013, due primarily to the termination of a contract and increased ethane rejection in the Mid-Continent and Rocky Mountain regions, offset partially by volumes from new plants connected in the Williston Basin and Mid-Continent region.

NGLs transported on distribution lines decreased for the three months ended September 30, 2014, compared with the same period in 2013, due primarily to lower volumes transported for our optimization business due to narrow location price differentials between the Conway and Mont Belvieu market centers and increased ethane rejection, offset partially by an increase in volumes delivered to Mont Belvieu for our fee-based contracts due to the completed Sterling III Pipeline, which was placed into service in March 2014.

NGLs transported on distribution lines decreased for the nine months ended September 30, 2014, compared with the same period in 2013, due primarily to lower volumes transported for our optimization business due to narrower location price differentials during the second and third quarters 2014 between the Conway and Mont Belvieu market centers and increased ethane rejection, offset partially by an increase in exchange services volumes delivered to Mont Belvieu due to the completed Sterling III Pipeline, which was placed into service in March 2014, and higher NGL volumes, primarily propane, during the first quarter 2014, transported to the Mid-Continent region due to increased demand.

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

Our intrastate natural gas pipeline assets in Oklahoma transport natural gas through the state and have access to the major natural gas producing formations, including the Cana-Woodford Shale, Woodford Shale, Springer Shale, Granite Wash, Stack, SCOOP and Mississippian Lime.  We also have access to the major natural gas producing formations, including the Mississippian Lime formation in south central Kansas.  In Texas, our intrastate natural gas pipelines are connected to the major natural gas producing formations in the Texas Panhandle, including the Granite Wash formation and Delaware and Cline producing formations in the Permian Basin; and transport natural gas throughout the western portion of Texas, including the Waha Hub where other pipelines may be accessed for transportation to western markets, the Houston Ship Channel market to the east and the Mid-Continent market to the north.

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

Selected Financial Results - In the first quarter 2014, we acquired a 130-mile natural gas pipeline in western Oklahoma for $28 million, of which $14 million will be paid in 2018, that provides service to two natural gas-fired electric power plants and is connected to our existing intrastate natural gas pipeline in the state. The operating results from this acquisition are included in the results for the three and nine months ended September 30, 2014.

The following table sets forth certain selected financial results for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2014 vs. 2013		2014 vs. 2013
Financial Results	2014	2013	2014	2013	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$64.3	$55.6	$204.7	$171.2	$8.7	16%	$33.5	20%
Storage revenues	12.6	17.6	48.6	52.6	(5.0)	(28%)	(4.0)	(8%)
Gas sales and other revenues	2.2	2.7	12.6	13.1	(0.5)	(19%)	(0.5)	(4%)
Cost of sales	5.7	6.4	23.5	25.7	(0.7)	(11%)	(2.2)	(9%)
Net margin	73.4	69.5	242.4	211.2	3.9	6%	31.2	15%
Operating costs	28.0	23.5	82.8	75.6	4.5	19%	7.2	10%
Depreciation and amortization	10.9	10.8	32.6	32.7	0.1	1%	(0.1)	—%
Gain on sale of assets	1.7	—	1.7	—	1.7	*	1.7	*
Operating income	$36.2	$35.2	$128.7	$102.9	$1.0	3%	$25.8	25%
Equity earnings from investments	$14.4	$16.5	$53.7	$48.1	$(2.1)	(13%)	$5.6	12%
Capital expenditures	$10.7	$11.1	$26.0	$22.5	$(0.4)	(4%)	$3.5	16%
Cash paid for acquisitions	$—	$—	$14.0	$—	$—	—%	$14.0	*
* Percentage change is greater than 100 percent.

Net margin increased for the three months ended September 30, 2014, compared with the same period in 2013, primarily as a result of the following:

•
an increase of $7.7 million due to higher transportation revenues primarily from increased rates on intrastate pipelines, higher rates and contracted capacity on Midwestern Gas Transmission Company and increased interruptible transportation revenues from higher natural gas volumes transported; and

•	an increase of $1.0 million from additional storage services to meet utility customers’ peak-day demand; offset partially by

•	a decrease of $4.3 million due to lower storage revenues from lower contracted capacity.

Net margin increased for the nine months ended September 30, 2014, compared with the same period in 2013, primarily as a result of the following:

•
an increase of $21.5 million due to higher transportation revenues primarily from increased rates on intrastate pipelines, higher contracted capacity and rates on Midwestern Gas Transmission Company and increased interruptible transportation revenues from higher natural gas volumes transported;

•
an increase of $6.0 million from increased short-term natural gas storage services due to increased park-and-loan services as a result of weather-related seasonal demand primarily in the first quarter 2014;

•	an increase of $5.9 million from higher net retained fuel due to higher natural gas prices and additional natural gas volumes retained;

•	an increase of $5.0 million due to increased park-and-loan services on our interstate pipelines as a result of weather-related seasonal demand in the first quarter 2014; and

•	an increase of $2.6 million primarily from additional storage services to meet utility customers’ peak-day demand; offset partially by

•	a decrease of $10.0 million due to lower storage revenues from lower contracted capacity.

Operating costs increased for the three and nine months ended September 30, 2014, compared with the same periods in 2013, primarily as a result of increased employee-related costs due to higher labor and employee benefit costs, as well as higher expenditures for outside services associated with scheduled maintenance and higher materials and supplies expenses.

Gain on sale of assets increased for the three and nine months ended September 30, 2014, compared with the same periods in 2013, as a result of an excess pad gas sale.

Equity earnings from our investments decreased for the three months ended September 30, 2014, compared with the same period in 2013, due primarily to lower contracted capacity.

Equity earnings from our investments increased for the nine months ended September 30, 2014, compared with the same period in 2013, due primarily to increased park-and-loan services on Northern Border Pipeline as a result of increased weather-related seasonal demand in the first quarter 2014, offset partially by lower contracted capacity in the third quarter 2014.

Capital expenditures increased for the nine months ended September 30, 2014, compared with the same period in 2013, due primarily to system improvements.

Selected Operating Information - The following table sets forth selected operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information (a)	2014	2013	2014	2013
Natural gas transportation capacity contracted (MDth/d)	5,725	5,428	5,760	5,486
Transportation capacity subscribed	90%	89%	91%	90%
Average natural gas price
Mid-Continent region ($/MMBtu)	$3.77	$3.42	$4.58	$3.56
(a) - Includes volumes for consolidated entities only.

Our natural gas pipelines primarily serve end users, such as natural gas distribution and electric-generation companies that require natural gas to operate their businesses regardless of location price differentials.  The development of shale and other resource areas has continued to increase available natural gas supply resulting in narrower location and seasonal price differentials.  As additional supply is developed, we expect producers to demand incremental services in the future to transport their production to market.  The abundance of shale gas supply and new regulations on emissions from coal-fired electric-generation plants may also increase the demand for our services from electric-generation companies as they convert to a natural gas fuel source.  Conversely, contracted capacity by certain customers that are focused on capturing location or seasonal price differentials may decrease in the future due to narrowing price differentials. Overall, we expect our fee-based earnings to remain relatively stable with growth in certain market areas as the development of shale and other resource areas continues.

In August 2014, Viking Gas Transmission Company filed a prefiling “Stipulation and Agreement in Resolutions of All Issues Concerning Adjustment in Rates of Viking Gas Transmission Company” (settlement) with the FERC. The settlement was approved on October 1, 2014, and became final on October 31, 2014. Rates under the settlement become effective January 1, 2015, and we do not expect the settlement to materially impact us.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure of the Partnership’s financial performance. Adjusted EBITDA is defined as net income adjusted for interest expense, depreciation and amortization, impairment charges, income taxes and allowance for equity funds used during construction. We believe this non-GAAP financial measure is useful to investors because it is used by many companies in our industry as a measurement of financial performance and is commonly employed by financial analysts and others to evaluate our financial performance and to compare our financial performance with the performance of other publicly traded partnerships within our industry. Management also uses Adjusted EBITDA to evaluate the performance of the partnership as a whole. Adjusted EBITDA should not be considered an alternative to net income, earnings per unit or any other measure of financial performance presented in accordance with GAAP. Additionally, this calculation may not be comparable with similarly titled measures of other companies.

A reconciliation of Adjusted EBITDA for the three and nine months ended September 30, 2014 and 2013, to net income, which is the nearest comparable GAAP financial measure, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2014	2013	2014	2013
Reconciliation of Net Income to Adjusted EBITDA	(Thousands of dollars)
Net income	$167,320	$216,400	$647,299	$575,539
Interest expense	70,060	57,722	211,344	171,118
Depreciation and amortization	73,901	61,182	212,083	174,086
Impairment charges (a)	76,412	—	76,412	—
Income taxes	2,592	2,991	9,967	7,821
Allowance for equity funds used during construction	(1,723)	(6,429)	(13,947)	(21,172)
Adjusted EBITDA	$388,562	$331,866	$1,143,158	$907,392
(a) - Amount includes $23.0 million for our proportionate share of the long-lived asset impairment charge of our equity method investee Bighorn Gas Gathering and $53.4 million impairment charge for our investment in Bighorn Gas Gathering.

Adjusted EBITDA increased for the three and nine months ended September 30, 2014, compared with the same periods in 2013, due primarily to increases in operating income, which are discussed in “Financial Results and Operating Information.”

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

In the first nine months of 2014, we utilized cash from operations, our commercial paper program and proceeds from our equity issuances, including our May 2014 equity offering and our “at-the-market” equity program, to fund our short-term liquidity needs and our capital projects. See discussion under “Short-term Liquidity” and “Long-term Financing” for more information.

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

The total amount of short-term borrowings authorized by our general partner’s Board of Directors is $2.5 billion.  At September 30, 2014, we had no commercial paper outstanding, $14 million in letters of credit issued and no borrowings outstanding under our Partnership Credit Agreement.  At September 30, 2014, we had approximately $54.0 million of cash and cash equivalents and approximately $1.7 billion of credit available under the Partnership Credit Agreement.  At September 30, 2014, we could have issued $3.8 billion of short- and long-term debt to meet our liquidity needs under the most restrictive provisions contained in our various borrowing agreements.  Based on the forward LIBOR curve, we expect interest rates to increase in the next year, compared with interest rates on amounts outstanding during the previous 24 months.

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

Financing to close the West Texas LPG acquisition is expected to come from available cash on hand or borrowing under our existing $1.7 billion commercial paper program or existing $1.7 billion credit facility. See additional discussion of this acquisition in the “Financial Results and Operating Information” section in our Natural Gas Liquids segment.

Our Partnership Credit Agreement contains certain financial, operational and legal covenants.  Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our Partnership Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1.  If we consummate one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter in which the acquisition was completed and the two following quarters.  As a result of a pipeline acquisition we completed in the first quarter 2014, the allowable ratio of indebtedness to adjusted EBITDA increased to 5.5 to 1 through the third quarter 2014. Upon breach of certain covenants by us in our Partnership Credit Agreement, amounts outstanding under our Partnership Credit Agreement, if any, may become due and payable immediately.  At September 30, 2014, our ratio of indebtedness to adjusted EBITDA was 3.4 to 1, and we were in compliance with all covenants under our Partnership Credit Agreement.

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

We have an “at-the-market” equity program for the offer and sale from time to time of our common units. The program allows us to offer and sell our common units at prices we deem appropriate through a sales agent. Sales of common units are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common units under the program. At September 30, 2014, we had approximately $19.3 million available for issuance under our existing $300 million registration statement. In August 2014, we filed a registration statement with the SEC, which was declared effective in September 2014, to register an additional $650 million of common units. We anticipate using the new shelf capacity to fund a portion of our future equity capital requirements.

During the three months ended September 30, 2014, we sold approximately 1.4 million common units through our “at-the-market” equity program. The gross proceeds, including ONEOK Partners GP’s contribution to maintain its 2 percent general partner interest in us, were approximately $82.1 million. Net cash proceeds, after deducting agent commissions and other related costs, were approximately $81.3 million, which were used for general partnership purposes.

During the nine months ended September 30, 2014, we sold approximately 4.4 million common units through our “at-the-market” equity program. The gross proceeds, including ONEOK Partners GP’s contribution to maintain its 2 percent general partner interest in us, were approximately $249.5 million. Net cash proceeds, after deducting agent commissions and other related costs, were approximately $245.4 million, which were used for general partnership purposes.

As a result of these transactions, ONEOK’s aggregate ownership interest in us decreased to 38.3 percent at September 30, 2014, from 41.2 percent at December 31, 2013.

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

During the three months ended March 31, 2013, we sold 300,000 common units through our “at-the-market” program that resulted in net proceeds, including ONEOK Partners GP’s contribution to maintain its 2 percent general partner interest in us, of approximately $16.3 million and used the proceeds for general partnership purposes. There were no common units sold through this program in the second or third quarter 2013.

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

Capital expenditures were $1.2 billion and $1.4 billion for the nine months ended September 30, 2014 and 2013, respectively.

The following table summarizes our 2014 projected growth and maintenance capital expenditures, excluding acquisitions and AFUDC:

	Growth	Maintenance	Total
	(Millions of dollars)
Natural Gas Gathering and Processing	$884	$35	$919
Natural Gas Liquids	662	54	716
Natural Gas Pipelines	39	32	71
Other	—	19	19
Total projected capital expenditures	$1,585	$140	$1,725

Credit Ratings - Our long-term debt credit ratings are shown in the table below:

Rating Agency	Rating	Outlook
Moody’s	Baa2	Stable
S&P	BBB	Stable

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

In the normal course of business, our counterparties provide us with secured and unsecured credit.  In the event of a downgrade in our credit ratings or a significant change in our counterparties’ evaluation of our creditworthiness, we could be required to provide additional collateral in the form of cash, letters of credit or other negotiable instruments as a condition of continuing to conduct business with such counterparties. We may be required to fund margin requirements with our counterparties with cash, letters of credit or other negotiable instruments. There were no financial derivative instruments with contingent features related to credit risk that were in a net liability position at September 30, 2014.

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

The following table sets forth cash distributions paid, including our general partner’s incentive distribution rights, during the periods indicated:

	Nine Months Ended
	September 30,
	2014	2013
	(Millions of dollars)
Common unitholders	$369.1	$315.4
Class B unitholders	163.1	156.6
General partner	235.9	198.0
Noncontrolling interests	0.4	0.4
Total cash distributions paid	$768.5	$670.4

In the nine months ended September 30, 2014 and 2013, cash distributions paid to our general partner included incentive distributions of $220.5 million and $184.6 million, respectively.

In October 2014, our general partner declared a cash distribution of $0.775 per unit ($3.10 per unit on an annualized basis) for the third quarter 2014, which will be paid on November 14, 2014, to unitholders of record at the close of business on November 3, 2014.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

			Variances
	Nine Months Ended		2014 vs. 2013
	September 30,		Increase (Decrease)
	2014	2013
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$887.1	$654.1	$233.0
Investing activities	(1,160.7)	(1,657.8)	497.1
Financing activities	193.1	1,189.6	(996.5)
Change in cash and cash equivalents	(80.5)	185.9	(266.4)
Cash and cash equivalents at beginning of period	134.5	537.1	(402.6)
Cash and cash equivalents at end of period	$54.0	$723.0	$(669.0)

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

Cash flows from operating activities, before changes in operating assets and liabilities, were $925.9 million for the nine months ended September 30, 2014, compared with $733.0 million for the same period in 2013.  The increase was due primarily to an increase in net margin offset partially by increases in operating and interest expenses, as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities decreased operating cash flows $38.8 million for the nine months ended September 30, 2014, compared with a decrease of $78.9 million for the same period in 2013.  This change is primarily due to the change in accounts receivable, accounts payable and affiliate payables resulting from the timing of receipt of cash from customers and payments to vendors and suppliers, which vary from period to period. This change is also due to the change in NGL volumes in storage and commodity imbalances.

Investing Cash Flows - Cash used in investing activities decreased for the nine months ended September 30, 2014, compared with the same period in 2013, due primarily to timing of capital expenditures for our growth projects in our Natural Gas Gathering and Processing, and Natural Gas Liquids segments, as well as an acquisition in 2013.

Financing Cash Flows - Cash provided by financing activities decreased for the nine months ended September 30, 2014, compared with the same period in 2013, due primarily to our issuance of long-term debt and notes payable borrowings in 2013. This decrease was offset partially by our issuance of common units in May 2014 exceeding our issuance of common units in August 2013, the issuances of common units through our “at the market” equity program in 2014 exceeding our issuances under this program in 2013, and higher distributions paid in 2014.

REGULATORY, ENVIRONMENTAL AND SAFETY MATTERS

Additional information about environmental matters is included in Note L of the Notes to Consolidated Financial Statements in this Quarterly Report.

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

In June 2013, the Executive Office of the President of the United States (the President) issued the President’s Climate Action Plan, which includes, among other things, plans for further regulatory actions to reduce carbon emissions from various sources. On March 28, 2014, the President released the Climate Action Plan - Strategy to Reduce Methane Emissions (Methane Strategy) that lists a number of actions that the federal agencies will undertake to continue to reduce above-ground methane emissions from several industries, including the oil and natural gas sectors. The proposed measures outlined in the Methane Strategy include, without limitation, the following: collaboration with the states to encourage emission reductions; standards to minimize natural gas venting and flaring on public lands; policy recommendations for reducing emissions from energy infrastructure to increase the performance of the nation’s energy transmission, storage and distribution systems; and continued efforts by PHMSA to require pipeline operators to take steps to eliminate leaks and prevent accidental methane releases and evaluate the progress of states in replacing cast-iron pipelines. The impact of any such proposed regulatory actions on our facilities and operations is unknown. We continue to monitor these developments and the impact they may have on our business. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a significant impact on our business, financial position, results of operations and cash flows.

Additional information about environmental matters is included in Note L of the Notes to Consolidated Financial Statements in this Quarterly Report.

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

Our 2013 total reported emissions were approximately 46.7 million metric tons of carbon dioxide equivalents. This total includes direct emissions from the combustion of fuel in our equipment, such as compressor engines and heaters, as well as carbon dioxide equivalents from natural gas and NGL products delivered to customers and produced, as if all such fuel and NGL products were combusted. The additional cost to gather and report this emission data did not have, and we do not expect it to have, a material impact on our results of operations, financial position or cash flows.  In addition, Congress has considered, and may consider in the future, legislation to reduce greenhouse gas emissions, including carbon dioxide and methane. Likewise, the EPA may institute additional regulatory rule-making associated with greenhouse gas emissions from the oil and natural gas industry. At this time, no rule or legislation has been enacted that assesses any costs, fees or expenses on any of these emissions.

In April 2014, the EPA and the United States Army Corps of Engineers proposed a joint rule-making to redefine the definition of “Waters of the United States” under the Clean Water Act. The public comment period on the proposed rule-making remains pending and, as a result, the impact of any such proposed regulatory actions on our projects, facilities and operations is unknown.

The EPA’s “Tailoring Rule” regulates greenhouse gas emissions at new or modified facilities that meet certain criteria. Affected facilities are required to review BACT, conduct air-quality and impact analysis and public reviews with respect to such emissions.  At current emission threshold levels, this rule has had a minimal impact on our existing facilities. In addition, on June 23, 2014, the Supreme Court of the United States, in a case styled, Utility Air Regulatory Group v. EPA, 530 U.S. (2014), held that an industrial facility’s potential to emit GHG emissions alone cannot subject a facility to the permitting requirements for major stationary source provisions of the Clean Air Act. The decision invalidated the EPA’s current Triggering and Tailoring Rule for GHG Prevention of Significant Deterioration (PSD) and Title V requirements as applied to facilities considered major sources only for GHGs. However, the Court also ruled that to the extent a source pursues a capital project (new construction or expansion of existing facility), which otherwise subjects the source to major source PSD permitting for conventional criteria pollutants, the permitting authorities may impose BACT analysis and emission limits for GHGs from those sources. We are in the process of evaluating the effects the decision and related pending judicial proceedings at the lower court level may have on our existing operations, and the opportunities it creates for design decisions for new project applications.

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

The rule was most recently amended in September 2013, and a further proposed rule-making was published in July 2014. The EPA has indicated that further amendments may be issued in 2014. Based on the amendments, our understanding of pending stakeholder responses to the NSPS rule and the proposed rule-making, we do not anticipate a material impact to our anticipated capital, operations and maintenance costs resulting from compliance with the regulation. However, the EPA may issue additional responses, amendments and/or policy guidance on the final rule, which could alter our present expectations. Generally, the NSPS rule will require expenditures for updated emissions controls, monitoring and record-keeping at affected facilities in the crude oil and natural gas industry. We do not expect these expenditures will have a material impact on our results of operations, financial position or cash flows.

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

FORWARD-LOOKING STATEMENTS

Some of the statements contained and incorporated in this Quarterly Report are forward-looking statements as defined under federal securities laws.  The forward-looking statements relate to our anticipated financial performance (including projected operating income, net income, capital expenditures, cash flow and projected levels of distributions), liquidity, management’s plans and objectives for our future growth projects and other future operations (including plans to construct additional natural gas and natural gas liquids pipelines and processing facilities and related cost estimates), our business prospects, the outcome of regulatory and legal proceedings, market conditions and other matters.  We make these forward-looking statements in reliance on the safe harbor protections provided under federal securities legislation and other applicable laws.  The following discussion is intended to identify important factors that could cause future outcomes to differ materially from those set forth in the forward-looking statements.

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

One should not place undue reliance on forward-looking statements. Known and unknown risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements. Those factors may affect our operations, markets, products, services and prices. In addition to any assumptions and other factors referred to specifically in connection with the forward-looking statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statement include, among others, the following:

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

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.  Other factors could also have material adverse effects on our future results. These and other risks are described in greater detail in Part I, Item 1A, Risk Factors, in our most recent Annual Report on Form 10-K and in our other filings that we make with the SEC, which are available via the SEC’s website at www.sec.gov. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Any such forward-looking statement speaks only as of the date on which such statement is made, and other than as required under securities laws, we undertake no obligation to update publicly any forward-looking statement whether as a result of new information, subsequent events or change in circumstances, expectations or otherwise.

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

INTEREST-RATE RISK

We are subject to the risk of interest-rate fluctuation in the normal course of business. We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps.  Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. At September 30, 2014, and December 31, 2013, we had forward-starting interest-rate swaps with notional amounts totaling $900 million and $400 million, respectively, that have been designated as cash flow hedges of the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. The interest rate on all of our long-term debt was fixed. Future issuances of long-term debt could be affected by changes in interest rates, which could result in higher interest costs.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the third quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013; (iv) Consolidated Balance Sheets at September 30, 2014, and December 31, 2013; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; (vi) Consolidated Statement of Changes in Equity for the nine months ended September 30, 2014; and (vii) Notes to Consolidated Financial Statements.  We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

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

ONEOK Partners, L.P.
	By:	ONEOK Partners GP, L.L.C., its General Partner

Date: November 5, 2014		By:	/s/ Derek S. Reiners
Derek S. Reiners
Senior Vice President,
Chief Financial Officer and Treasurer
(Signing on behalf of the Registrant)