Form 10-K
period 2014-12-31
ONEOK Partners LP
filed 2015-02-25
CIK 909281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes__ No X.

Aggregate market value of the common units held by non-affiliates based on the closing trade price on June 30, 2014, was $9.1 billion.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 17, 2015
Common units	180,826,973 units
Class B units	72,988,252 units
DOCUMENTS INCORPORATED BY REFERENCE: None.

ONEOK PARTNERS, L.P.
2014 ANNUAL REPORT

As used in this Annual Report, references to “we,” “our,” “us” or the “Partnership” refer to ONEOK Partners, L.P., its subsidiary, ONEOK Partners Intermediate Limited Partnership, and its subsidiaries, unless the context indicates otherwise.

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Annual Report are defined as follows:

AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2014
ASU	Accounting Standards Update
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
Bbl/d	Barrels per day
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Bcf/d	Billion cubic feet per day
CFTC	Commodities Futures Trading Commission
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Act Amendments of 1972, as amended
DOT	United States Department of Transportation
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK Partners, L.P.
IRS	Internal Revenue Service
KCC	Kansas Corporation Commission
LIBOR	London Interbank Offered Rate
MBbl	Thousand barrels
MBbl/d	Thousand barrels per day
MDth/d	Thousand dekatherms per day
MMBbl	Million barrels
MMBtu	Million British thermal units
MMBtu/d	Million British thermal units per day
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
Natural Gas Act	Natural Gas Act of 1938, as amended
Natural Gas Policy Act	Natural Gas Policy Act of 1978, as amended
NGL products	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
NGL(s)	Natural gas liquid(s)
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
OCC	Oklahoma Corporation Commission
ONE Gas	ONE Gas, Inc.
ONEOK	ONEOK, Inc.
ONEOK Partners	ONEOK Partners, L.P.
ONEOK Partners GP	ONEOK Partners GP, L.L.C., a wholly owned subsidiary of ONEOK and the sole general partner of ONEOK Partners
OPIS	Oil Price Information Service
OSHA	Occupational Safety and Health Administration
Partnership Agreement	Third Amended and Restated Agreement of Limited Partnership of ONEOK Partners, L.P., as amended
Partnership Credit Agreement	The Partnership’s $1.7 billion Amended and Restated Revolving Credit Agreement effective as of January 31, 2014
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration

POP	Percent of Proceeds
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
RRC	Railroad Commission of Texas
S&P	Standard & Poor’s Rating Services
SCOOP	South Central Oklahoma Oil Province
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
TransCanada	TransCanada Corporation
WTI	West Texas Intermediate
West Texas LPG	The West Texas LPG Pipeline Limited Partnership and the Mesquite Pipeline
XBRL	eXtensible Business Reporting Language

The statements in this Annual Report that are not historical information, including statements concerning plans and objectives of management for future operations, economic performance or related assumptions, are forward-looking statements. Forward-looking statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should,” “goal,” “forecast,” “guidance,” “could,” “may,” “continue,” “might,” “potential,” “scheduled” and other words and terms of similar meaning.  Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that such expectations or assumptions will be achieved.  Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under Part I, Item 1A, Risk Factors, and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Forward-Looking Statements,” in this Annual Report.

PART I

ITEM 1.    BUSINESS

GENERAL

ONEOK Partners, L.P. is a publicly traded master limited partnership, organized under the laws of the state of Delaware, that was formed in 1993.  Our common units are listed on the NYSE under the trading symbol “OKS.”  We are one of the largest publicly traded master limited partnerships and a leader in the gathering, processing, storage and transportation of natural gas in the United States.  In addition, we own one of the nation’s premier natural gas liquids systems, connecting NGL supply in the Mid-Continent, Permian and Rocky Mountain regions with key market centers. We apply our core capabilities of gathering, processing, fractionating, transporting, storing and marketing natural gas and NGLs through the rebundling of services across the value chains through vertical integration in an effort to provide our customers with premium services at lower costs.

EXECUTIVE SUMMARY

Commodity Price Environment - The global demand for crude oil has continued to increase, but significantly higher supply has led to a dramatic fall in crude oil prices. Commodity prices declined sharply in the fourth quarter 2014 and continued to decline into early 2015. WTI crude oil prices declined to less than $50.00 per barrel in early 2015, compared with approximately $90.00 per barrel in September 2014. NYMEX natural gas prices also declined to approximately $3.00 per MMBtu in early 2015, compared with prices in excess of $4.00 per MMBtu in September 2014. The decline in crude oil prices has also contributed to lower NGL product prices and narrow NGL product price differentials.

We expect lower commodity prices to persist throughout 2015. In response, producer capital investment for crude oil and natural gas exploration and development is expected to decrease, and declines in crude oil and natural gas production and reduced drilling activity are expected to slow crude oil, natural gas and NGL supply growth. We expect crude oil and natural gas producers to focus capital spending and drilling activities on core locations that are most economical to develop.

We also expect narrow NGL price differentials with periods of volatility for certain NGL products between the Conway, Kansas, and Mont Belvieu, Texas, market centers to persist as new fractionators and pipelines from the various NGL-rich shale areas throughout the country, including our growth projects discussed below, continue to add supply to the market.

In the future, we expect commodities prices to recover; however, the timing of this recovery is uncertain. We do not expect commodities prices to return in the near term to the levels experienced in the first half of 2014.

The lower commodity price environment is expected to have an adverse impact on our financial results in 2015. We are responding by aligning our operating costs and capital-growth projects with the needs of crude oil and natural gas producers, which includes suspending, reducing or eliminating certain capital-growth projects; limiting increases of distributions to our limited partners and negotiating various contract enhancements.

Supply - Because crude oil and natural gas producers received higher market prices on a heating-value basis for crude oil and NGLs compared with natural gas, many producers in North America focused their drilling activity in NGL-rich shale areas throughout the country that produce crude oil and NGL-rich natural gas rather than areas that produce dry natural gas. Domestic supplies of natural gas, natural gas liquids and crude oil continued to increase primarily as a result of increased production from horizontal drilling and hydraulic fracturing in these nonconventional shale resource areas. This resulted in crude oil, natural gas and NGL production increasing at a rate faster than demand.

The recent decline in crude oil, natural gas and NGL prices, along with announced reductions in producer drilling activities, are expected to slow supply growth in the United States in 2015. However, we continue to expect demand for midstream infrastructure development to be driven by producers who need to connect production with end-use markets where current infrastructure is insufficient or nonexistent.

The significant drilling activity in the Williston Basin has caused natural gas production to exceed the capacity of existing natural gas gathering and processing infrastructure, which results in the flaring of natural gas (the controlled burning of natural gas at the wellhead) by producers. We expect our natural gas gathered and processed volumes in the Williston Basin to continue to grow in 2015, despite expected reductions in producer drilling activity. We expect to capture a substantial amount of natural gas currently being flared by producers and production from wells that have been drilled but not yet completed or connected to our system. We expect additional volume from new wells focused in core areas, which typically produce at higher initial production rates compared with noncore areas. We also expect supply growth to continue in 2016 and 2017, although not as rapidly as growth experienced in 2014.

Due to success in extracting NGLs, ethane production has increased more rapidly than the petrochemical industry’s current demand for ethane. We believe similar market conditions may generally persist until ethylene producers increase their capacity, with the largest number of additions expected to be completed over the next two to four years, to consume additional ethane feedstock volumes through plant modifications and expansions, and the completion of announced new world-scale ethylene production capacity. As a result, natural gas processors continue to limit the recovery of the ethane component of the natural gas stream, also known as ethane rejection. Instead, natural gas processors leave much of the ethane component in the natural gas stream sold at the tailgate of natural gas processing plants. Low or unprofitable price differentials between ethane and natural gas resulted in ethane rejection at most of our natural gas processing plants and most of our customers’ natural gas processing plants connected to our natural gas liquids gathering system in the Mid-Continent and Rocky Mountain regions during 2013 and 2014, which reduced natural gas liquids volumes gathered, fractionated and transported in our Natural Gas Liquids segment and our results of operations.

We expect ethane rejection to persist until new world-scale ethylene production capacity, which is anticipated to begin coming on line in 2017, significantly increases ethane demand. Ethane rejection is expected to continue to have a significant impact on our financial results through 2017. However, our Natural Gas Liquids segment’s integrated assets enable it to mitigate partially the impact of ethane rejection through minimum volume commitments and our ability to utilize the transportation capacity made available due to ethane rejection to capture additional NGL location price differentials in our optimization activities. See additional discussion in the “Financial Results and Operating Information” section.

Growth Projects - In response to increased production of crude oil, natural gas and NGLs, and higher demand for NGL products, we completed approximately $5.9 billion in growth projects and acquisitions from 2010 through 2014 and have approximately $2.1 billion to $3.0 billion of projects in various stages of construction, including approximately $2.2 billion in new projects and acquisitions announced in 2014, to meet the needs of natural gas producers and processors, as well as enhance our natural gas liquids fractionation, distribution and storage infrastructure in the Gulf Coast region. This infrastructure also will enhance the distribution of NGL products to meet the increasing petrochemical industry and NGL export demand. We are responding to changes in producer drilling activity by suspending capital expenditures for several projects. We expect to resume our suspended capital-growth projects as soon as market conditions improve. When completed, we expect these projects to increase volumes in our businesses and generate additional earnings and cash flows, particularly from fee-based revenues in our Natural Gas Liquids segment, while also increasing commodity price sensitivity in our Natural Gas Gathering and Processing segment. If the current commodity price environment persists for a prolonged period, it may further impact the timing or demand for existing and additional infrastructure projects or growth opportunities in the future.

Liquidity - Our structure as a master limited partnership requires us to pay out all of our available cash in distributions to our unitholders. During 2014, we paid cash distributions of $3.01 per unit, an increase of approximately 5 percent compared with the $2.87 per unit paid during 2013. In January 2015, our general partner declared a cash distribution of $0.79 per unit ($3.16 per unit on an annualized basis) for the fourth quarter 2014, an increase of approximately 8 percent compared with the $0.73 declared in January 2014.

In December 2013, we amended and restated our credit agreement, effective January 31, 2014, to increase the capacity of the facility to $1.7 billion from $1.2 billion and extended the maturity to January 2019. In February 2015, we notified our lenders of our intent to exercise our option to increase the capacity of the facility to $2.4 billion by increased commitments from existing lenders and/or commitments from one or more new lenders, which is pending lenders’ approval. The facility is available to provide liquidity for working capital, capital expenditures and other general partnership purposes.

In 2014, we issued approximately 21.8 million common units through an underwritten public offering and our “at-the-market” equity program, generating net proceeds of approximately $1.1 billion, including ONEOK Partners GP’s contribution to maintain its 2 percent general partner interest in us. We utilized proceeds from these equity issuances, cash from operations and short-term borrowings under our commercial paper program to meet our short-term liquidity needs, repay amounts outstanding under our commercial paper program, fund our capital projects and acquisitions and for general partnership purposes.

We rely heavily on capital markets to finance our capital-growth projects. Our ability to continue to access capital markets for debt and equity financing under reasonable terms depends on our financial condition, credit ratings and market conditions. We expect to fund our future capital expenditures with short- and long-term debt, the issuance of equity and operating cash flows. The recent decline in commodity prices has contributed to a decrease in our unit price. While lower commodity prices and industry uncertainty may increase debt and equity financing costs, we expect to have sufficient liquidity to finance our announced capital-growth projects.

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

•
Generate consistent growth and sustainable earnings - we continue to increase natural gas volumes gathered and processed in our Natural Gas Gathering and Processing segment, which generates earnings from primarily POP and contracts with a fee-based component; and NGL volumes gathered and fractionated in our Natural Gas Liquids segment, which generates earnings from primarily fee-based contracts, as producers continue to develop NGL-rich resource areas that we serve in the Mid-Continent and Rocky Mountain areas. We also generate stable earnings from our Natural Gas Pipelines segment, which provides primarily fee-based natural gas transportation and storage services primarily to natural gas and electric utilities. In 2014, we announced new capital projects and acquisitions of $2.2 billion, increasing our total growth program, which began in 2010, to approximately $8.0 billion to $8.9 billion. These projects are expected to meet the needs of NGL and natural gas producers in the Williston Basin and NGL-rich areas of the Powder River Basin in the Rocky Mountain region; the Cana-Woodford Shale, Woodford Shale, Springer Shale, Stack and SCOOP areas in Oklahoma; and the Permian Basin in Texas and New Mexico; and provide additional natural gas liquids infrastructure in the Mid-Continent and Gulf Coast areas, which will enhance the distribution of NGL products to meet the increasing petrochemical industry and NGL export demand. When completed, these capital projects are anticipated to provide additional earnings and cash flows. Also, in November 2014, we acquired the West Texas LPG system for approximately $800 million. This system consists of approximately 2,600 miles of natural gas liquids gathering pipelines extending from the Permian Basin in southeastern New Mexico to East Texas and Mont Belvieu, Texas. The West Texas LPG system is expected to provide us additional fee-based earnings and provide our natural gas liquids infrastructure with access to a new natural gas liquids supply basin;

•
Manage our balance sheet and maintain investment-grade credit ratings - even under challenging market conditions, our balance sheet remains strong. We ended 2014 with approximately $630.7 million of credit available under the Partnership Credit Agreement.  We will seek to maintain investment-grade credit ratings; and

•
Attract, select, develop and retain a diverse group of employees to support strategy execution - we continue to execute on our recruiting strategy that targets professional and field personnel in our operating areas. We also continue to focus on employee development efforts with our current employees and monitor our benefits and compensation package to remain competitive.

NARRATIVE DESCRIPTION OF BUSINESS

We report operations in the following business segments:

•	Natural Gas Gathering and Processing;

•	Natural Gas Liquids; and

•	Natural Gas Pipelines.

Natural Gas Gathering and Processing

Overview - Our Natural Gas Gathering and Processing segment provides nondiscretionary services to producers that include gathering and processing of natural gas produced from crude oil and natural gas wells. Unprocessed natural gas is compressed and gathered through pipelines and transported to processing facilities where volumes are aggregated, treated and processed to remove water vapor, solids and other contaminants and to extract NGLs in order to provide marketable natural gas, commonly referred to as residue gas.  The residue gas, which consists primarily of methane, is compressed and delivered to natural gas pipelines for transportation to end users. When the NGLs are separated from the unprocessed natural gas at the processing plants, the NGLs are in the form of a mixed, unfractionated NGL stream that is delivered to natural gas liquids gathering pipelines for transportation to natural gas liquids fractionators.

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

The significant growth in the development of crude oil and NGL-rich natural gas in the Williston Basin has caused natural gas production to exceed the capacity of existing natural gas gathering and processing infrastructure, which results in the flaring of natural gas (the controlled burning of natural gas at the wellhead) by producers. In July 2014, the North Dakota Industrial Commission approved a policy designed to limit flaring at existing and future crude oil wells in the Williston Basin. The policy establishes crude oil production limits that will take effect if a producer fails to meet requirements to capture natural gas at the wellhead. We are constructing additional natural gas gathering pipelines, compression and processing plants, and natural gas liquids pipeline capacity that are expected to help alleviate capacity constraints. As a result we expect our natural gas gathered and processed volumes in the Williston Basin to continue to grow in 2015, despite expected reductions in producer drilling activity, as we capture natural gas currently being flared by producers and natural gas produced with new drilling focused in core areas, which typically produce at higher initial production rates compared with noncore areas.

Revenues for this segment are derived primarily from commodity and fee-based contracts. We generally gather and process natural gas under the following types of contracts:

•
POP with fee - We retain a percentage of the proceeds from the sale of residue gas, condensate and/or NGLs, and charge fees for gathering, treating, compressing and/or processing the producer’s natural gas. POP with fee contracts expose us to commodity price risk. This type of contract represented approximately 87 percent and 85 percent of contracted volumes in this segment for 2014 and 2013, respectively. There are a variety of factors that directly affect our POP revenues, including:

–	the natural gas, crude oil and NGL prices received for our retained products;

–	the percentage of NGL, condensate and residue natural gas sales proceeds retained by us that we receive as payment for the services we provide;

–	the composition of the NGLs produced;

–	volume produced that affects our fee revenue; and

–	transportation and fractionation costs incurred on the NGLs, condensate and natural gas we retain.

•
Fee - We are paid a fee for the services we provide, based on volumes gathered, processed, treated and/or compressed. Our fee-based contracts represented approximately 13 percent and 15 percent of contracted volumes in this segment for 2014 and 2013, respectively.

We expect our capital projects will continue to generate additional revenues, earnings and cash flows as they are completed. Our natural gas liquids and natural gas commodity price sensitivity within this segment may increase in the future as our capital projects are completed and volumes increase under POP contracts with a fee-based component with our customers. We use commodity derivative instruments and physical-forward contracts to reduce our near-term sensitivity to fluctuations in the natural gas, crude oil and NGL prices received for our share of volumes. We continue to seek opportunities to convert our POP contracts to fee-based contracts or increase the fee component in our POP contracts.

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

•	10 percent ownership interest in Venice Energy Services Co., a natural gas processing complex near Venice, Louisiana.

See Note M of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of our unconsolidated affiliates.

Market Conditions and Seasonality - Supply - Natural gas supply is affected by producer drilling activity, which is sensitive to commodity prices, drilling rig availability, exploration success, operating capability, access to capital and regulatory control. In recent years, higher crude oil prices and advances in horizontal drilling and completion technology have had a positive impact on drilling activity, which has provided an offset to the less favorable supply projections in some of the conventional resource areas. However, the recent decrease in crude oil prices has resulted in a decline in drilling activity in the shale formations, and further reductions are expected in 2015.

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

In the Rocky Mountain region, Williston Basin natural gas volumes continued to grow in 2014 as new well connections to our system from drilling completions increased, driven primarily by producer development of Bakken Shale crude oil wells, which also produce associated natural gas containing significant quantities of NGLs. We expect a reduction in well connections in 2015, compared with 2014, due to lower commodity prices and reduced drilling activity. We do not expect the decrease in drilling activities to impact materially our volume growth in 2015 due to the significant amount of natural gas currently being flared by producers and new production requiring connection to our gathering and processing system. If current crude oil prices persist beyond 2015, volume growth in this region could slow further or possibly decline. We expect slower volume growth in the NGL-rich Niobrara Shale area of the Powder River Basin in the current commodity price environment. Additionally, we have seen declines in natural gas volumes gathered in portions of the Powder River Basin that produce dry gas from coal-bed methane areas. We expect the energy commodity price environment to remain depressed for at least the near term, which has caused producers to announce plans for reduced drilling for crude oil and natural gas, which we expect will slow volume growth or reduce volumes of natural gas and NGLs delivered to systems owned by our equity method investments. If the current energy commodity price environment persists for a prolonged period or further declines, it could result in additional impairments of our equity method investments.

In the Mid-Continent region, we have significant natural gas gathering and processing assets in Oklahoma and Kansas. During 2015, we expect drilling activity in the Cana-Woodford Shale, Woodford Shale, Stack and SCOOP areas in Oklahoma to offset partially the volumetric declines from existing wells that supply our natural gas gathering and processing facilities. If the current energy commodity price environment persists for a prolonged period or declines further, our natural gas gathered and processed volumes for this region may further decline.

Demand - Demand for natural gas gathering and processing services is aligned typically with the production of natural gas from natural gas resource areas or the associated natural gas from wells drilled in crude oil resource areas. Gathering and processing are nondiscretionary services that producers require to market their natural gas and NGL production. Due to the recent decline in crude oil prices, we expect producer capital investment to decrease, which combined with decline rates and lower drilling activity is expected to slow crude oil, natural gas and NGL supply growth. This may result in decreased demand for our gathering and processing services if there is not sufficient natural gas production from new drilling activity to offset the natural decline in production volumes.

Commodity Prices - Crude oil, natural gas and NGL prices historically have been volatile and may be subject to significant fluctuations in the future as market conditions change. For example, WTI crude oil prices declined to less than $50.00 per barrel in early 2015, compared with approximately $90.00 per barrel in September 2014. NYMEX natural gas prices also declined to approximately $3.00 per MMBtu in early 2015, compared with prices in excess of $4.00 per MMBtu in September 2014. The decline in crude oil prices has also contributed to lower NGL product prices and narrow NGL product price differentials.

We are exposed to commodity price risk and the cost of NGL transportation to various market locations as a result of receiving commodities through our POP contracts in exchange for our services. We use commodity derivative financial instruments and physical-forward contracts to reduce the near-term impact of price fluctuations related to natural gas, NGLs and condensate.

The price differential between the typically higher valued NGL products and the value of natural gas, particularly the price differential between ethane and natural gas, may influence the volume of NGLs recovered from natural gas processing plants. When economic conditions warrant, natural gas processors may elect to reduce the recovery of the ethane component of the natural gas stream, also known as ethane rejection, and instead leave much of the ethane component in the natural gas stream sold at the tailgate of natural gas processing plants. Our natural gas processing plant operations can be adjusted to respond to market conditions, such as demand for ethane.  By changing operating parameters at certain plants, we can reduce the amount of ethane recovered if the price differential is unfavorable.

Seasonality - Certain products of this segment are subject to weather-related seasonal demand.  Cold temperatures typically increase demand for natural gas and propane, which are used to heat homes and businesses.  Warm temperatures typically drive demand for natural gas used for natural gas-fired electric generation needed to meet the demand required to cool residential and commercial properties.  Demand for butanes and natural gasoline, which are used primarily by the refining industry as blending stocks for motor fuel, also may be subject to some variability as automotive travel increases and seasonal gasoline formulation standards are implemented.  During periods of peak demand for a certain commodity, prices for that product typically increase.

Competition - The natural gas gathering and processing business remains relatively fragmented despite significant consolidation in the industry. We compete for natural gas supplies with major integrated oil companies, independent exploration and production companies that have gathering and processing assets, pipeline companies and their affiliated marketing companies, national and local natural gas gatherers and processors, and marketers in the Mid-Continent and Rocky Mountain regions. The factors that typically affect our ability to compete for natural gas supplies are:

•	quality of services provided;

•	producer drilling activity;

•	products retained and/or fees charged under our gathering and processing contracts;

•	location of our gathering systems relative to those of our competitors;

•	location of our gathering systems relative to drilling activity;

•	operating pressures maintained on our gathering systems;

•	efficiency and reliability of our operations;

•	delivery capabilities for natural gas and natural gas liquids that exist in each system and plant location; and

•	cost of capital.

Competition for natural gas gathering and processing services continues to increase as new infrastructure projects are completed to address increased production from shale and other resource areas.  In response to these changing industry conditions, we are evaluating opportunities to increase earnings and cash flows, and reduce risk by:

•	investing capital to construct and expand our assets;

•	improving natural gas processing efficiency;

•	reducing operating costs;

•	consolidating assets;

•	decreasing commodity price exposure; and

•	renegotiating low-margin contracts.

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

See further discussion in the “Regulatory, Environmental and Safety Matters” section.

Natural Gas Liquids

Overview - Our Natural Gas Liquids segment owns and operates facilities that gather, fractionate, treat and distribute NGLs and store NGL products, primarily in Oklahoma, Kansas, Texas, New Mexico and the Rocky Mountain region where we provide nondiscretionary services to producers of NGLs.  We own or have an ownership interest in FERC-regulated natural gas liquids gathering and distribution pipelines in Oklahoma, Kansas, Texas, New Mexico, Montana, North Dakota, Wyoming and Colorado, and terminal and storage facilities in Missouri, Nebraska, Iowa and Illinois.  We also own FERC-regulated natural gas liquids distribution and refined petroleum products pipelines in Kansas, Missouri, Nebraska, Iowa, Illinois and Indiana that connect our Mid-Continent assets with Midwest markets, including Chicago, Illinois.  The majority of the pipeline-connected natural gas processing plants in Oklahoma, Kansas and the Texas Panhandle, which extract unfractionated NGLs from unprocessed natural gas, are connected to our gathering systems.  We own and operate truck- and rail-loading and -unloading facilities that connect with our natural gas liquids fractionation and pipeline assets.  In April 2013, we began transporting unfractionated NGLs from natural gas processing plants in the Williston Basin on our Bakken NGL Pipeline. These unfractionated NGLs previously were transported by rail to our Mid-Continent natural gas liquids fractionation facilities. We continue to use our rail-terminal facilities in our NGL marketing activities. In November 2014, we began transporting unfractionated NGLs from natural gas processing plants in the Permian Basin after completion of the West Texas LPG acquisition.

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

Revenues for our Natural Gas Liquids segment are derived primarily from nondiscretionary fee-based services that we provide to our customers and from the physical optimization of our assets. Our fee-based services have increased due primarily to new supply connections; expansion of existing connections; and the completion of capital projects, including our Bakken NGL Pipeline and Sterling III Pipeline; the West Texas LPG acquisition; and expansion of our NGL fractionation capacity, including the completion of our MB-2 and MB-3 fractionators. Our sources of revenue are categorized as exchange services, optimization and marketing, pipeline transportation, and isomerization and storage, which are defined as follows:

•
Our exchange-services activities utilize our assets to gather, fractionate and/or treat unfractionated NGLs for a fee, thereby converting them into marketable NGL products that are stored and shipped to a market center or customer-designated location. Many of these exchange volumes are under contracts with minimum volume commitments.

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

Since late 2012, NGL location price differentials have generally remained narrow between the Mid-Continent and Gulf Coast market centers. We expect these narrow NGL price differentials, with periods of volatility for certain NGL products, to continue as new fractionators and pipelines, including our growth projects discussed below, have alleviated constraints between the Conway, Kansas, and Mont Belvieu, Texas, natural gas liquids market centers. In addition, new natural gas liquids pipeline projects constructed by third parties are expected to bring incremental NGL supply from the Rocky Mountain, Marcellus and Utica regions to the Mont Belvieu, Texas, market center that may affect NGL prices, as well as compete with or displace NGL supply volumes from the Mid-Continent and Rocky Mountain regions where our assets are located. Our Natural Gas Liquids segment’s capital-growth projects are supported by fee-based contractual commitments that we expect will fill much of our optimization capacity used historically to capture NGL location price differentials between the two market centers.

Market Conditions and Seasonality - Supply - Supply for our Natural Gas Liquids segment depends on the pace of crude oil and natural gas drilling activity by producers, the decline rate of existing production and the NGL content of the natural gas that is produced and processed. Throughout 2014, domestic supplies of natural gas, natural gas liquids and crude oil continued to increase from drilling activities focused in crude oil and NGL-rich resource areas. North American crude oil, natural gas and NGL production continued to increase at a faster rate than demand, primarily as a result of increased production from nonconventional resource areas such as shale areas. However, the recent decline in crude oil, natural gas and NGL prices along with announced reductions in producer drilling activities are expected to slow supply growth in the United States in 2015. We expect the overall supply of NGLs, as well as demand for our fee-based services, to continue to increase in early 2015 as existing drilling activities are completed. Many new natural gas processing plants are being constructed in North Dakota, Wyoming, Oklahoma, West Texas and New Mexico to process NGL-rich natural gas being produced in the Williston Basin, Bakken Shale, Niobrara Shale, Powder River Basin, Cana-Woodford Shale, Woodford Shale, SCOOP, Granite Wash, Permian Basin, Barnett Shale and Mississippian Lime areas. The unfractionated NGLs that we transport are gathered primarily from natural gas processing plants in Oklahoma, Kansas, Texas, New Mexico and the Rocky Mountain region.  Our fractionation operations receive NGLs from a variety of processors and pipelines, including our affiliates, located in these regions.

Our Natural Gas Liquids segment also is affected by operational or market-driven changes that affect the output of natural gas processing plants to which we are connected. The price differential between the typically higher valued NGL products and the value of natural gas, particularly the price differential between ethane and natural gas, has influenced the volume of ethane natural gas processing plants make available to be gathered in our Natural Gas Liquids segment. The recent economic conditions caused certain natural gas processors to reduce the recovery of the ethane component of the natural gas stream, also known as ethane rejection, and instead leave much of the ethane component in the natural gas stream sold at the tailgate of natural gas processing plants. Price differentials between ethane and natural gas resulted in ethane rejection at most of our natural gas processing plants and our customers’ natural gas processing plants connected to our natural gas liquids gathering system in the Mid-Continent and Rocky Mountain regions during 2013 and 2014, which reduced natural gas liquids volumes gathered, fractionated and transported in our Natural Gas Liquids segment and our results of operations.

We expect ethane rejection to persist until new world-scale ethylene production capacity , which is anticipated to begin coming on line in 2017, significantly increases ethane demand. Ethane rejection is expected to continue to have a significant impact on our financial results through 2017. However, our Natural Gas Liquids segment’s integrated assets enable it to mitigate partially the impact of ethane rejection through minimum volume commitments and our ability to utilize the transportation capacity made available due to ethane rejection to capture additional NGL location price differentials in our optimization activities. See additional discussion in the “Financial Results and Operating Information” section in our Natural Gas Liquids segment.

Natural gas, natural gas liquids and crude oil transportation constraints may also impact the output of natural gas processing plants in total or for specific NGL products. These constraints are currently being alleviated by the addition of new infrastructure and the projected slower growth in crude oil and natural gas production resulting from the recent decrease in prices.

Demand - Demand for NGLs and the ability of natural gas processors to successfully and economically sustain their operations affect the volume of unfractionated NGLs produced by natural gas processing plants, thereby affecting the demand for NGL gathering, fractionation and distribution services.  Natural gas and propane are subject to weather-related seasonal demand. Other NGL products are affected by economic conditions and the demand associated with the various industries that utilize the commodity, such as butanes and natural gasoline used by the refining industry as blending stocks for motor fuel, denaturant for ethanol and diluents for crude oil.  Ethane, propane, normal butane and natural gasoline are used by the petrochemical industry to produce chemical products, such as plastic, rubber and synthetic fibers.  Several petrochemical companies announced new plants, plant expansions, additions or enhancements that improve the light-NGL feed capability of their facilities due primarily to the increased supply and attractive price of ethane, compared with crude oil-based alternatives, as a petrochemical feedstock in the United States. The demand is expected to increase significantly in two to four years when the new petrochemical plants are expected to be completed. We do not expect the recent decline in crude oil, natural gas and natural gas liquids prices to impact the construction of new plants, plant expansions, additions or enhancements at petrochemical facilities in the Gulf Coast region. In addition, international demand for ethane, propane and butane is expected to continue affecting the NGL market in the future. We expect this increase in demand for NGLs will provide opportunities to increase fee-based earnings in our exchange services, storage and marketing activities.

Commodity Prices - In recent years, market conditions have occasionally produced periods of volatility, higher prices and wider NGL location and product price differentials.  The abundance of NGLs produced from the development of shale and other resource areas has made NGL feedstocks to the petrochemical industry less costly.  Ethane production has increased more rapidly than the petrochemical industry’s current capability to consume the increase in supplies. This oversupply has contributed to low ethane prices since 2013. While petrochemical demand has remained strong since 2013, we expect the oversupply of ethane to persist until ethylene producers increase their capacity to consume additional ethane feedstock volumes through plant modifications and expansions, and the completion of announced new world-scale ethylene capacity is completed and ethane exports increase. In the near term, this ethane oversupply situation may result in low ethane prices and continued ethane rejection to balance supply and demand.

We are exposed to market risk associated with changes in the price of NGLs; the location differential between the Mid-Continent, Chicago, Illinois, and Gulf Coast regions; and the relative price differential between natural gas, NGLs and individual NGL products, which affect our NGL purchases and sales, and our exchange, storage, transportation and optimization margins. When natural gas prices are higher relative to NGL prices, NGL production declines due to ethane rejection, which affects negatively our exchange services and transportation revenues. When the NGL location price differential between the Mid-Continent and Gulf Coast market centers is narrow, optimization opportunities and NGL shipments may decline, resulting in a decline in earnings from our NGL optimization and marketing activities. Since 2013, strong production and supply growth from the development of NGL-rich areas, increased demand in the Mid-Continent region and increased capacity available on pipelines that connect the Mid-Continent and Gulf Coast market centers resulted in NGL price differentials remaining narrow between the Mid-Continent market center at Conway, Kansas, and the Gulf Coast market center at Mont Belvieu, Texas. NGL storage revenue may be affected by price volatility and forward pricing of NGL physical contracts versus the price of NGLs on the spot market.

We are also exposed to volumetric risk associated with producer drilling activity that is influenced by commodity prices. However, we are able to mitigate partially the impact of volume decreases through minimum volume commitments with customers.

Seasonality - Our natural gas liquids fractionation and pipeline operations typically experience some seasonal variation. Some NGL products stored and transported through our assets are subject to weather-related seasonal demand, such as propane, which can be used to heat homes during the winter heating season and for agricultural purposes such as crop drying in the fall. Demand for butanes and natural gasoline, which are primarily used by the refining industry as blending stocks for motor fuel, denaturant for ethanol and diluents for crude oil, may also be subject to some variability during seasonal periods when certain government restrictions on motor fuel blending products change. The ability of natural gas processors to produce NGLs is also affected by weather. In periods of cold weather, the processors ability to gather the raw gas is affected by freeze-offs or treating, limiting the amount of natural gas processed and thus NGL recovery. Conversely, in periods of hot weather, the natural gas processing plants become less efficient in NGL recovery, and thus NGL recovery during the summer typically decreases.

Competition - Our Natural Gas Liquids segment competes with other fractionators; intrastate and interstate pipeline companies; storage providers and gatherers and transporters for NGL supply in the Rocky Mountain, Permian, Mid-Continent and Gulf Coast regions. The factors that typically affect our ability to compete for NGL supply are:

•	quality of services provided;

•	producer drilling activity;

•	the petrochemical industry’s level of capacity utilization and feedstock requirements;

•	fees charged under our contracts;

•	current and forward NGL prices;

•	location of our gathering systems relative to our competitors;

•	location of our gathering systems relative to drilling activity;

•	proximity to NGL supply areas and markets;

•	efficiency and reliability of our operations;

•	receipt and delivery capabilities that exist in each pipeline system, plant, fractionator and storage location; and

•	cost of capital.

We are responding to these factors by making capital investments to access new supplies; increasing gathering, fractionation and distribution capacity; increasing storage, withdrawal and injection capabilities; and reducing operating costs so that we may compete effectively. Our competitors are constructing or have completed new natural gas liquids pipeline and fractionation projects to address the growing NGL supply and petrochemical demand.  As our growth projects and those of our competitors have alleviated constraints between the Conway, Kansas, and Mont Belvieu, Texas, natural gas liquids market centers, we expect the narrow location price differentials between the Mid-Continent and Gulf Coast market centers to continue. In addition, new natural gas liquids pipeline projects are expected to bring incremental NGL supply from the Rocky Mountain, Marcellus and Utica basins to the Mont Belvieu, Texas, market center that may affect NGL prices, as well as compete with or displace NGL supply volumes from the Mid-Continent and Rocky Mountain regions where our assets are located. We believe our natural gas liquids fractionation, pipelines and storage assets are located strategically, connecting diverse supply areas to market centers.

Government Regulation - The operations and revenues of our natural gas liquids pipelines are regulated by various state and federal government agencies.  Our interstate natural gas liquids pipelines are regulated by the FERC, which has authority over the terms and conditions of service, rates, including depreciation and amortization policies, and initiation of service. In Kansas and Texas, certain aspects of our intrastate natural gas liquids pipelines that provide common carrier service are subject to the jurisdiction of the KCC and RRC, respectively.

PHMSA has asserted jurisdiction over certain portions of our fractionation facilities in Bushton, Kansas, that it believes are subject to its jurisdiction. We have objected to the scope of PHMSA’s jurisdiction and are seeking resolution of this matter. We do not anticipate that the cost of compliance will have a material adverse effect on our consolidated results of operations, financial position or cash flows.

See further discussion in the “Regulatory, Environmental and Safety Matters” section.

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

•	Viking Gas Transmission, which is a bi-directional system, interconnects with a TransCanada pipeline near Emerson, Manitoba, and ANR Pipeline Company near Marshfield, Wisconsin;

•	Guardian Pipeline, which interconnects with several pipelines at the Chicago Hub near Joliet, Illinois, and with local natural gas distribution companies in Wisconsin; and

•	OkTex Pipeline, which has interconnects in Oklahoma, Texas and New Mexico.

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

Our Natural Gas Pipelines segment’s revenues are derived primarily from fee-based services.   Revenues are generated from the following types of fee-based contracts:

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

Unconsolidated Affiliates - Our Natural Gas Pipelines segment includes our 50 percent interest in Northern Border Pipeline, which owns a FERC-regulated interstate pipeline that transports natural gas from the Montana-Saskatchewan border near Port of Morgan, Montana, to a terminus near North Hayden, Indiana.

See Note M of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of unconsolidated affiliates.

Market Conditions and Seasonality - Supply - The development of natural gas produced from shale resource areas has continued to increase available supply across North America and has caused location and seasonal price differentials to narrow in the regions where we operate.  As new supply is developed, our customers may want access to this new shale supply, requiring new or additional services, to transport their production to the market.  Our intrastate pipelines and storage assets could be impacted by the pace of natural gas drilling activity by producers and the decline rate of existing production in the major natural gas production areas in the Mid-Continent region.

Guardian Pipeline, Midwestern Gas Transmission and Viking Gas Transmission access supply from the major producing regions of the Mid-Continent, Rocky Mountains, Canada, Gulf Coast and the Northeast. The current supply of natural gas for Northern Border Pipeline is primarily sourced from Canada; however, as the Williston Basin supply area, which contains the Bakken Shale and Three Forks formations, continues to develop, more natural gas supply from this area is expected to be transported on Northern Border Pipeline to markets near Chicago. In addition, supply volumes from nontraditional natural gas production areas, such as the Northeast, may compete with and displace volumes from the Mid-Continent, Rocky Mountain and Canadian supply sources in our markets. Significant factors that can impact the supply of Canadian natural gas transported by our pipelines are the availability of United States supply, Canadian natural gas available for export, Canadian storage capacity and demand for Canadian natural gas in Canada and United States consumer markets.

Demand - Demand for natural gas pipeline transportation service and natural gas storage is related directly to our access to supply and the demand for natural gas in the markets that our natural gas pipelines and storage facilities serve. Demand is also affected by weather, the economy and natural gas price volatility.  Our pipelines primarily serve end users, such as local natural gas distribution companies, electric-generation facilities, large industrial companies, municipalities and irrigation customers that require natural gas to operate their businesses and generally are not impacted by location price differentials. However, narrower location price differentials may impact demand for our services from natural gas marketers as discussed below under “Commodity Prices.”  Demand for our services is also affected as coal-fired electric generators are retired and replaced with alternative power generation fuels such as natural gas.  Recent EPA regulations on emissions from coal-fired electric-generation plants, including the Maximum Achievable Control Technology Standards and the Mercury and Air Toxics Standards, have increased the demand for natural gas as a fuel for electric generation, as well as related transportation and storage services. The demand for natural gas and related transportation and storage services is expected to increase over the next several years as these regulations continue to be implemented. The effect of weather on our natural gas pipelines operations is discussed below under “Seasonality.”  The strength of the economy directly impacts manufacturing and industrial companies that consume natural gas.  Commodity price volatility can influence producers’ decisions related to the production of natural gas and the level of NGLs processed from natural gas.

Commodity Prices - The high level of natural gas supply from the development of shale resource areas throughout the country has caused natural gas prices to remain low, and natural gas location and seasonal price differentials to generally narrow across the regions where we operate.  We are exposed to market risk through interruptible contracts or when existing firm contracts expire and are subject to renegotiation with customers that have competitive alternatives and analyze the market price differential between receipt and delivery points along the pipeline, also known as location differential, to determine their expected gross margin. The anticipated margin and its variability are important determinants of the transportation rate customers are willing to pay. Natural gas storage revenue is impacted by the differential between forward pricing of natural gas physical contracts and the price of natural gas on the spot market. Our fuel costs and the value of the retained fuel in-kind received for our services also are impacted by changes in the price of natural gas.

Seasonality - Demand for natural gas is seasonal.  Weather conditions throughout North America may significantly impact regional natural gas supply and demand.  High temperatures may increase demand for natural gas-fired electric generation needed to meet the electricity demand required to cool residential and commercial properties.  Cold temperatures may lead to greater demand for our transportation services due to increased demand for natural gas to heat residential and commercial properties. Low precipitation levels may impact the demand for natural gas that is used to fuel irrigation activity in the Mid-Continent region.

To the extent that pipeline capacity is contracted under firm-service transportation agreements, revenue, which is generated primarily from demand charges, is not significantly impacted by seasonal throughput variations.  However, when transportation agreements expire, seasonal demand may affect the value of firm-service transportation capacity.

Natural gas storage is necessary to balance the relatively steady natural gas supply with the seasonal demand of residential, commercial and electric-generation users. The majority of our storage capacity is contracted under firm-service agreements; however, contracted capacity declined in 2014 as a result of a contract which expired in the first quarter 2014. Due to the current storage capacity market, we have elected to use that capacity to provide park-and-loan services to our customers rather than recontracting it under long-term firm-service agreements. We also retain a small portion of our storage capacity for operational purposes.

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

Likewise, our intrastate natural gas pipelines in Oklahoma, Kansas and Texas are regulated by the OCC, KCC and RRC, respectively.  While we have flexibility in establishing natural gas transportation rates with customers, there is a maximum rate that we can charge our customers in Oklahoma and Kansas.  In Kansas and Texas, natural gas storage may be regulated by the state and by the FERC for certain types of services.  In Oklahoma, natural gas storage is not subject to rate regulation, but certain types of services may be regulated by the FERC.

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

In August 2014, Viking Gas Transmission filed a “Stipulation and Agreement in Resolutions of All Issues Concerning Adjustment in Rates of Viking Gas Transmission Company” (settlement) with the FERC. The settlement was approved on October 1, 2014, and became final on October 31, 2014. Rates under the settlement became effective January 1, 2015, and we do not expect the settlement to materially impact us.

See further discussion in the “Regulatory, Environmental and Safety Matters” section.

SEGMENT FINANCIAL INFORMATION

Operating Income, Customers and Total Assets - See Note P of the Notes to Consolidated Financial Statements in this Annual Report for disclosure by segment of our operating income and total assets and for a discussion of revenues from external customers.

REGULATORY, ENVIRONMENTAL AND SAFETY MATTERS

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

In June 2013, the Executive Office of the President of the United States (the President) issued the President’s Climate Action Plan, which includes, among other things, plans for further regulatory actions to reduce carbon emissions from various sources. On March 28, 2014, the President released the Climate Action Plan - Strategy to Reduce Methane Emissions (Methane Strategy) that lists a number of actions the federal agencies will undertake to continue to reduce above-ground methane emissions from several industries, including the oil and natural gas sectors. The proposed measures outlined in the Methane Strategy include, without limitation, the following: collaboration with the states to encourage emission reductions; standards to minimize natural gas venting and flaring on public lands; policy recommendations for reducing emissions from energy infrastructure to increase the performance of the nation’s energy transmission, storage and distribution systems; and continued efforts by PHMSA to require pipeline operators to take steps to eliminate leaks and prevent accidental methane releases and evaluate the progress of states in replacing cast-iron pipelines. The impact of any such regulatory actions on our facilities and operations is unknown. We continue to monitor these developments and the impact they may have on our business. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a significant impact on our business, financial position, results of operations and cash flows.

Pipeline Safety - We are subject to PHMSA regulations, including pipeline asset integrity-management regulations.  The Pipeline Safety Improvement Act of 2002 requires pipeline companies operating high-pressure pipelines to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated high-consequence areas.  In January 2012, The Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 was signed into law.  The law increased maximum penalties for violating federal pipeline safety regulations and directs the DOT and Secretary of Transportation to conduct further review or studies on issues that may or may not be material to us. These issues include, but are not limited to, the following:

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

Federal, state and regional initiatives to measure and regulate greenhouse gas (GHG) emissions are underway.  We monitor all relevant federal and state legislation to assess the potential impact on our operations.  The EPA’s Mandatory Greenhouse Gas Reporting Rule requires annual GHG emissions reporting from affected facilities and the carbon dioxide emission equivalents for the natural gas delivered by us and the emission equivalents for all NGLs produced by us as if all of these products were combusted, even if they are used otherwise.

Our 2013 total reported emissions were approximately 46.7 million metric tons of carbon dioxide equivalents. This total includes direct emissions from the combustion of fuel in our equipment, such as compressor engines and heaters, as well as carbon dioxide equivalents from natural gas and NGL products delivered to customers and produced as if all such fuel and NGL products were combusted. The additional cost to gather and report this emission data did not have, and we do not expect it to have, a material impact on our results of operations, financial position or cash flows.  In addition, Congress has considered, and may consider in the future, legislation to reduce GHG emissions, including carbon dioxide and methane. Likewise, the EPA may institute additional regulatory rule-making associated with GHG emissions from the oil and natural gas industry. At this time, no rule or legislation has been enacted that assesses any costs, fees or expenses on any of these emissions.

In April 2014, the EPA and the United States Army Corps of Engineers proposed a joint rule-making to redefine the definition of “Waters of the United States” under the Clean Water Act. The public comment period on the proposed rule-making remains pending and, as a result, the impact of any such proposed regulatory actions on our projects, facilities and operations is unknown.

The EPA’s “Tailoring Rule” regulates GHG emissions at new or modified facilities that meet certain criteria. Affected facilities are required to review best available control technology (BACT), conduct air-quality, impact analysis and public reviews with respect to such emissions.  At current emission threshold levels, this rule has had a minimal impact on our existing facilities. In addition, on June 23, 2014, the Supreme Court of the United States, in a case styled, Utility Air Regulatory Group v. EPA, 530 U.S. (2014), held that an industrial facility’s potential to emit GHG emissions alone cannot subject a facility to the permitting requirements for major stationary source provisions of the Clean Air Act. The decision invalidated the EPA’s current Triggering and Tailoring Rule for GHG Prevention of Significant Deterioration (PSD) and Title V requirements as applied to facilities considered major sources only for GHGs. However, the Court also ruled that to the extent a source pursues a capital project (new construction or expansion of existing facility), which otherwise subjects the source to major source PSD permitting for conventional criteria pollutants, the permitting authorities may impose BACT analysis and emission limits for GHGs from those sources. We are in the process of evaluating the effects the decision and related pending judicial proceedings at the lower court level may have on our existing operations and the opportunities it creates for design decisions for new project applications.

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

The rule was most recently amended in December 2014. The EPA has indicated that further amendments may be issued in 2015. Based on the amendments, our understanding of pending stakeholder responses to the NSPS rule and the proposed rule-making, we do not anticipate a material impact to our anticipated capital, operations and maintenance costs resulting from compliance with the regulation. However, the EPA may issue additional responses, amendments and/or policy guidance on the final rule, which could alter our present expectations. Generally, the NSPS rule will require expenditures for updated emissions controls, monitoring and record-keeping requirements at affected facilities in the crude oil and natural gas industry. We do not expect these expenditures will have a material impact on our results of operations, financial position or cash flows.

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

Environmental Footprint - Our environmental and climate change strategy focuses on minimizing the impact of our operations on the environment.  These strategies include:  (i) developing and maintaining an accurate GHG emissions inventory according to current rules issued by the EPA; (ii) improving the efficiency of our various pipelines, natural gas processing facilities and natural gas liquids fractionation facilities; (iii) following developing technologies for emissions control and the capture of carbon dioxide to keep it from reaching the atmosphere; and (iv) utilizing practices to reduce the loss of methane from our facilities.

We participate in the EPA’s Natural Gas STAR Program to reduce voluntarily methane emissions.  We continue to focus on maintaining low rates of lost-and-unaccounted-for methane gas through expanded implementation of best practices to limit the release of natural gas during pipeline and facility maintenance and operations.

EMPLOYEES

We do not employ directly any of the persons responsible for managing, operating or providing us with services related to our day-to-day business affairs.  We have a service agreement with ONEOK and ONEOK Partners GP (the Services Agreement) under which our operations and the operations of ONEOK and its affiliates can combine or share certain common services in order to operate more efficiently and cost effectively.  Under the Services Agreement, ONEOK provides us an equivalent type and amount of services that it provides to its other affiliates, including those services required to be provided pursuant to our Partnership Agreement.  ONEOK Partners GP operates Guardian Pipeline, Viking Gas Transmission and Midwestern Gas Transmission according to each pipeline’s operating agreement.  ONEOK Partners GP may purchase services from ONEOK and its affiliates pursuant to the terms of the Services Agreement.  As of January 31, 2015, we utilized some or all of the services of 2,269 people in addition to the other resources provided by ONEOK and its affiliates.

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

The capital and global credit markets have experienced volatility and disruption in the past.  In many cases during these periods, the capital markets have exerted downward pressure on equity values and reduced the credit capacity for certain companies. Our ability to grow could be constrained if we do not have regular access to the capital and global credit markets.  Similar or more severe levels of global market disruption and volatility may have an adverse effect on us resulting from, but not limited to, disruption of our access to capital and credit markets, difficulty in obtaining financing necessary to expand facilities or acquire assets, increased financing costs and increasingly restrictive covenants.

Increased competition could have a significant adverse financial impact on our business.

The natural gas and natural gas liquids industries are expected to remain highly competitive. The demand for natural gas and NGLs is primarily a function of commodity prices, including prices for alternative energy sources, customer usage rates, weather, economic conditions and service costs. Our ability to compete also depends on a number of other factors, including competition from other companies for our existing customers; the efficiency, quality and reliability of the services we provide; and competition for throughput at our gathering systems, pipelines, processing plants, fractionators and storage facilities.

Our operating results may be affected materially and adversely by unfavorable economic and market conditions.

Economic conditions worldwide have from time to time contributed to slowdowns in the crude oil and natural gas industry, as well as in the specific segments and markets in which we operate, resulting in reduced demand and increased price competition for our products and services.  Our operating results in one or more geographic regions may also be affected by uncertain or changing economic conditions within that region.  Volatility in commodity prices may have an impact on many of our customers, which, in turn, could have a negative impact on their ability to meet their obligations to us.  If global economic and market conditions (including volatility in commodity markets) or economic conditions in the United States or other key markets remain uncertain or persist, spread or deteriorate further, we may experience material impacts on our business, financial condition, results of operations and liquidity.

The volatility of natural gas, crude oil and NGL prices could affect adversely our earnings and cash flows.

A significant portion of our revenues are derived from the sale of commodities that are received as payment for natural gas gathering and processing services, for the transportation and storage of natural gas, and from the purchase and sale of NGL products.  Commodity prices have been volatile and are likely to continue to be so in the future.  The prices we receive for our commodities are subject to wide fluctuations in response to a variety of factors beyond our control, including, but not limited to, the following:

•	overall domestic and global economic conditions;

•	relatively minor changes in the supply of, and demand for, domestic and foreign energy;

•	market uncertainty;

•	the availability and cost of third-party transportation, natural gas processing and fractionation capacity;

•	the level of consumer product demand and storage inventory levels;

•	ethane rejection;

•	geopolitical conditions impacting supply and demand for natural gas, NGLs and crude oil;

•	weather conditions;

•	domestic and foreign governmental regulations and taxes;

•	the price and availability of alternative fuels;

•	speculation in the commodity futures markets;

•	the affect of imports and exports on the price of natural gas, crude oil, NGL and liquefied natural gas;

•	the effect of worldwide energy-conservation measures; and

•	the impact of new supplies, new pipelines, processing and fractionation facilities on location price differentials.

These external factors and the volatile nature of the energy markets make it difficult to reliably estimate future prices of commodities and the impact commodity price fluctuations have on our customers and their need for our services, which could have a material adverse effect on our earnings and cash flows.  As commodity prices decline, we are paid less for our commodities, thereby reducing our cash flow. NGL volumes could decline if it becomes uneconomical for natural gas processors to recover the ethane component of the natural gas stream as a separate product. In addition, crude oil, natural gas and NGL production could also decline due to lower prices.

We may not be able to generate sufficient cash from operations to allow us to pay quarterly distributions at current or higher levels after the establishment of cash reserves and payment of fees and expenses, including payments to our affiliates.

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

Our businesses are subject to market and credit risks.

We are exposed to market and credit risks in all of our operations. To reduce the impact of commodity price fluctuations, we may use derivative instruments, such as swaps, futures and forwards, to hedge anticipated purchases and sales of natural gas, NGLs, crude oil and firm transportation commitments. Interest-rate swaps are also used to manage interest-rate risk. However, derivative instruments do not eliminate the risks. Specifically, such risks include commodity price changes, market supply shortages, interest-rate changes and counterparty default. The impact of these variables could result in our inability to fulfill contractual obligations, significantly higher energy or fuel costs relative to corresponding sales contracts, or increased interest expense.

We do not hedge fully against commodity price changes, seasonal price differentials, product price differentials or location price differentials.  This could result in decreased revenues, increased costs and lower margins, adversely affecting our results of operations.

Our businesses are exposed to market risk and the impact of market fluctuations in natural gas, NGLs and crude oil prices.  Market risk refers to the risk of loss of cash flows and future earnings arising from adverse changes in commodity prices.  Our primary commodity price exposures arise from:

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

To manage the risk from market fluctuations in natural gas, NGL and crude oil prices, we use derivative instruments such as swaps, futures and forwards.  However, we do not hedge fully against commodity price changes, and we therefore retain some exposure to market risk.  Accordingly, any adverse changes to commodity prices could result in decreased revenue and increased costs.

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

Our use of financial instruments to hedge interest-rate risk may result in reduced income.

We utilize financial instruments and physical-forward transactions to mitigate our exposure to interest-rate fluctuations. Hedging instruments that are used to reduce our exposure to interest-rate fluctuations could expose us to risk of financial loss where we have contracted for variable-rate swap instruments to hedge fixed-rate instruments and the variable rate exceeds the fixed rate. In addition, these hedging arrangements may limit the benefit we would otherwise receive if we had contracted for fixed-rate swap agreements to hedge variable-rate instruments and the variable rate falls below the fixed rate.

Demand for natural gas and for certain of our products and services is highly weather sensitive and seasonal.

The demand for natural gas and for certain of our products, such as propane, is weather sensitive and seasonal, with a portion of revenues derived from sales for heating during the winter months.  Weather conditions influence directly the volume of, among other things, natural gas and propane delivered to customers.  Deviations in weather from normal levels and the seasonal nature of certain of our segments can create variations in earnings and short-term cash requirements.

Energy efficiency and technological advances may affect the demand for natural gas and affect adversely our operating results.

More strict local, state and federal energy-conservation measures in the future or technological advances in heating, including installation of improved insulation and the development of more efficient furnaces, energy generation or other devices could affect the demand for natural gas and adversely affect our results of operations and cash flows.

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

We have developed and implemented a comprehensive set of policies and procedures that involve both our senior management and the Audit Committee of ONEOK Partners GP’s Board of Directors to assist us in managing risks associated with, among other things, the marketing, trading and risk-management activities associated with our business segments.  Our risk policies and procedures are intended to align strategies, processes, people, information technology and business knowledge so that risk is managed throughout the organization.  As conditions change and become more complex, current risk measures may fail to assess adequately the relevant risk due to changes in the market and the presence of risks previously unknown to us. Additionally, if employees fail to adhere to our policies and procedures or if our policies and procedures are not effective, potentially because of future conditions or risks outside of our control, we may be exposed to greater risk than we had intended. Ineffective risk-management policies and procedures or violation of risk-management policies and procedures could have an adverse effect on our earnings, financial position or cash flows.

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

We are subject to risks that could limit our access to capital, thereby increasing our costs and affecting adversely our results of operations.

Much of our business is capital intensive, and achievement of our long-term growth targets is dependent, at least in part, upon our ability to access capital at rates and on terms we determine to be attractive. We have grown rapidly in the past due in part to capital-growth projects and acquisitions. Future capital-growth projects and acquisitions may require additional capital. If we are unable to access capital at competitive rates, our strategy of enhancing the earnings potential of our existing assets, including through capital-growth projects and acquisitions of complementary assets or businesses, will be affected adversely. A number of factors could affect adversely our ability to access capital, including: (i) general economic conditions; (ii) capital market conditions; (iii) market prices for natural gas, NGLs and other hydrocarbons; (iv) the overall health of the energy and related industries; (v) ability to maintain investment-grade credit ratings; (vi) unit price and (vii) capital structure. If our ability to access capital becomes constrained significantly, our interest costs and cost of equity will likely increase and our financial condition and future results of operations could be harmed significantly.

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

Pursuant to a DOT rule, pipeline operators are required to develop integrity-management programs for intrastate and interstate natural gas and natural gas liquids pipelines that could affect high-consequence areas in the event of a release of product.  As defined by applicable regulations, high-consequence areas include areas near the route of a pipeline with high population densities, facilities occupied by persons of limited mobility and outdoor or indoor areas where at least 20 people periodically gather. The rule requires operators to identify pipeline segments that could impact a high-consequence area; improve data collection, integration and characterization of threats applicable to each segment and implement preventive and mitigating actions; perform ongoing assessments of pipeline integrity; and repair and remediate the pipeline as necessary. These testing programs could cause us to incur significant capital and operating expenditures to make repairs or remediate, as well as initiate preventive or mitigating actions that are determined to be necessary.

Compliance with environmental regulations that we are subject to may be difficult and costly.

We are subject to multiple environmental laws and regulations affecting many aspects of present and future operations, including air emissions, water quality, wastewater discharges, solid and hazardous wastes, and hazardous material and substance management. These laws and regulations require us to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals. Failure to comply with these laws, regulations, permits and licenses may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. If a leak or spill of hazardous substance occurs from our pipelines, gathering lines or facilities in the process of transporting natural gas or NGLs or at any facility that we own, operate or otherwise use, we could be held jointly and severally liable for all resulting liabilities, including investigation and clean-up costs, which could affect materially our results of operations and cash flows. In addition, emission controls required under the federal Clean Air Act and similar federal and state laws could require unexpected capital expenditures at our facilities. We cannot assure that existing environmental regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from customers, could have a material adverse effect on our business, financial condition and results of operations.

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

We may face significant costs to comply with the regulation of GHG emissions.

GHG emissions originate primarily from combustion engine exhaust, heater exhaust and fugitive methane gas emissions.  Various federal and state legislative proposals have been introduced to regulate the emission of GHGs, particularly carbon dioxide and methane, and the United States Supreme Court has ruled that carbon dioxide is a pollutant subject to regulation by the EPA.  In addition, there have been international efforts seeking legally binding reductions in emissions of GHGs.

We believe it is likely that future governmental legislation and/or regulation may require us either to limit GHG emissions from our operations or to purchase allowances for such emissions that are actually attributable to our NGL customers. However, we cannot predict precisely what form these future regulations will take, the stringency of the regulations or when they will become effective.  Several legislative bills have been introduced in the United States Congress that would require carbon dioxide emission reductions.  Previously considered proposals have included, among other things, limitations on the amount of GHGs that can be emitted (so called “caps”) together with systems of permitted emissions allowances. These proposals could require us to reduce emissions, even though the technology is not currently available for efficient reduction, or to purchase allowances for such emissions.  Emissions also could be taxed independently of limits.

In addition to activities on the federal level, state and regional initiatives could also lead to the regulation of GHG emissions sooner and/or independent of federal regulation.  These regulations could be more stringent than any federal legislation that is adopted.

Future legislation and/or regulation designed to reduce GHG emissions could make some of our activities uneconomic to maintain or operate.  Further, we may not be able to pass on the higher costs to our customers or recover all costs related to complying with GHG regulatory requirements.  Our future results of operations, cash flows or financial condition could be adversely affected if such costs are not recovered through regulated rates or otherwise passed on to our customers.

We continue to monitor legislative and regulatory developments in this area.  Although the regulation of GHG emissions may have a material impact on our operations and rates, we believe it is premature to attempt to quantify the potential costs of the impacts.

We are subject to physical and financial risks associated with climate change.

There is a growing belief that emissions of GHGs may be linked to global climate change.  Climate change creates physical and financial risk.  Our customers’ energy needs vary with weather conditions, primarily temperature and humidity. For residential customers, heating and cooling represent their largest energy use.  To the extent weather conditions may be affected by climate change, customers’ energy use could increase or decrease depending on the duration and magnitude of any changes.  Increased energy use due to weather changes may require us to invest in more pipelines and other infrastructure to serve increased demand.  A decrease in energy use due to weather changes may affect our financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.  Weather conditions outside of our operating territory could also have an impact on our revenues.  Severe weather impacts our operating territories primarily through hurricanes, thunderstorms, tornadoes and snow or ice storms. To the extent the frequency of extreme weather events increases, this could increase our cost of providing service.  We may not be able to pass on the higher costs to our customers or recover all costs related to mitigating these physical risks.  To the extent financial markets view climate change and emissions of GHGs as a financial risk, this could affect negatively our ability to access capital markets or cause us to receive less favorable terms and conditions in future financings.  Our business could be affected by the potential for lawsuits against GHG emitters, based on links drawn between GHG emissions and climate change.

Continued development of new supply sources could impact demand.

The discovery of nonconventional natural gas production areas nearer to certain of the market areas that we serve may compete with natural gas originating in production areas connected to our systems.  For example, the Marcellus Shale in Pennsylvania, West Virginia and Ohio, may cause natural gas in supply areas connected to our systems to be diverted to markets other than our traditional market areas and may affect capacity utilization adversely on our pipeline systems and our ability to renew or replace existing contracts at rates sufficient to maintain current revenues and cash flows.  In addition, supply volumes from these nontraditional natural gas production areas may compete with and displace volumes from the Mid-Continent, Permian, Rocky Mountains and Canadian supply sources in certain of our markets.  The displacement of natural gas originating in supply areas connected to our pipeline systems by these new supply sources that are closer to the end-use markets could result in lower transportation revenues, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Increased regulation of exploration and production activities, including hydraulic fracturing, could result in reductions or delays in drilling and completing new crude oil and natural gas wells, which could adversely impact our revenues by decreasing the volumes of natural gas and NGLs transported on our or our joint ventures’ natural gas and natural gas liquids pipelines.

The natural gas industry is relying increasingly on natural gas supplies from nonconventional sources, such as shale and tight sands. Natural gas extracted from these sources frequently requires hydraulic fracturing, which involves the pressurized injection of water, sand and chemicals into a geologic formation to stimulate natural gas production.  Recently, there have been initiatives at the federal and state levels to regulate or otherwise restrict the use of hydraulic fracturing, and several states have adopted regulations that impose more stringent permitting, disclosure and well-completion requirements on hydraulic fracturing operations.  Legislation or regulations placing restrictions on hydraulic fracturing activities could impose operational delays, increased operating costs and additional regulatory burdens on exploration and production operators, which could reduce their production of unprocessed natural gas and, in turn, adversely affect our revenues and results of operations by decreasing the volumes of unprocessed natural gas and NGLs gathered, treated, processed, fractionated and transported on our or our joint ventures’ natural gas and natural gas liquids pipelines, several of which gather unprocessed natural gas from areas where the use of hydraulic fracturing is prevalent.

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

We depend on a portion of natural gas supply from the Western Canada Sedimentary Basin for some of our interstate pipelines, primarily Viking Gas Transmission and our investment in Northern Border Pipeline, that transport Canadian natural gas from the Western Canada Sedimentary Basin to the Midwestern United States market area.  If demand for natural gas increases in Canada or other markets not served by our pipelines and/or production remains flat or declines, demand for transportation service on our interstate natural gas pipelines could decrease significantly, which could adversely impact our business, financial condition, results of operations and cash flows.

Mergers between our customers and competitors could result in lower volumes being gathered, processed, fractionated, transported or stored on our assets, thereby reducing the amount of cash we generate.

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

We are subject to comprehensive energy regulation by governmental agencies, and the recovery of our costs are dependent on regulatory action.

Federal, state and local agencies have jurisdiction over many of our activities, including regulation by the FERC of our storage and interstate pipeline assets. The profitability of our regulated operations is dependent on our ability to pass through costs related to providing energy and other commodities to our customers by filing periodic rate cases. The regulatory environment applicable to our regulated businesses could impair our ability to recover costs historically absorbed by our customers.

We are unable to predict the impact that the future regulatory activities of these agencies will have on our operating results. Changes in regulations or the imposition of additional regulations could have an adverse impact on our business, financial condition and results of operations.

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

Some of our nonregulated businesses have a higher level of risk than our regulated businesses.

Some of our nonregulated operations, which include our natural gas gathering and processing business and most of our natural gas liquids business, have a higher level of risk than our regulated operations, which includes a portion of our natural gas pipelines business and a portion of our natural gas liquids business. We expect to continue investing in natural gas and natural gas liquids projects and other related projects, some or all of which may involve nonregulated businesses or assets. These projects could involve risks associated with operational factors, such as competition and dependence on certain suppliers and customers; and financial, economic and political factors, such as rapid and significant changes in commodity prices, the cost and availability of capital and counterparty risk, including the inability of a counterparty, customer or supplier to fulfill a contractual obligation.

A shortage of skilled labor may make it difficult for us to maintain labor productivity and competitive costs, which could affect operations and cash flows available for distribution to our unitholders.

Our operations require skilled and experienced workers with proficiency in multiple tasks.  In recent years, a shortage of workers trained in various skills associated with the midstream energy business has caused us to conduct certain operations without full staff, thus hiring outside resources, which may decrease our productivity and increase our costs.  This shortage of trained workers is the result of experienced workers reaching retirement age and increased competition for workers in certain areas, combined with the difficulty of attracting new workers to the midstream energy industry.  This shortage of skilled labor could continue over an extended period.  If the shortage of experienced labor continues or worsens, it could have an adverse impact on our labor productivity and costs and our ability to expand production in the event there is an increase in the demand for our products and services, which could adversely affect our operations and cash flows available for distribution to our unitholders.

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

A breach of information security, including a cybersecurity attack, or failure in of one or more key information technology or operational systems, or those of third parties, may affect adversely our operations, financial results or reputation.

Our businesses are dependent upon our operational systems to process a large amount of data and complex transactions. The various uses of these IT systems, networks and services include, but are not limited to:

•	controlling our plants and pipelines with industrial control systems including Supervisory Control and Data Acquisition (SCADA);

•	collecting and storing customer, employee, investor and other stakeholder information and data;

•	processing transactions;

•	summarizing and reporting results of operations;

•	hosting, processing and sharing confidential and proprietary research, business plans and financial information;

•	complying with regulatory, legal or tax requirements;

•	providing data security; and

•	handling other processing necessary to manage our business.

If any of our systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them and may experience loss or corruption of critical data and interruptions or delays in our ability to perform critical functions, which could adversely affect our business and results of operations. Our financial results could also be affected adversely if an employee causes our operational systems to fail, either as a result of inadvertent error or by deliberately tampering with or manipulating our operational systems. In addition, dependence upon automated systems may further increase the risk that operational system flaws, employee tampering or manipulation of those systems will result in losses that are difficult to detect.

Due to increased technology advances, we have become more reliant on technology to help increase efficiency in our businesses. We use computer programs to help run our financial and operations organizations, and this may subject our business to increased risks. In recent years, there has been a rise in the number of cyberattacks on companies’ network and information systems by both state-sponsored and criminal organizations, and as a result, the risks associated with such an event continue to increase. A significant failure, compromise, breach or interruption in our systems could result in a disruption of our operations, customer dissatisfaction, damage to our reputation and a loss of customers or revenues. If any such failure, interruption or similar event results in the improper disclosure of information maintained in our information systems and networks or those of our vendors, including personnel, customer and vendor information, we could also be subject to liability under relevant contractual obligations and laws and regulations protecting personal data and privacy. Efforts by us and our vendors to develop, implement and maintain security measures may not be successful in preventing these events from occurring, and any network and information systems-related events could require us to expend significant resources to remedy such event. Although we believe that we have robust information security procedures and other safeguards in place, as cyberthreats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate information security vulnerabilities.

Cyberattacks against us or others in our industry could result in additional regulations. Current efforts by the federal government, such as the Improving Critical Infrastructure Cybersecurity executive order, and any potential future regulations could lead to increased regulatory compliance costs, insurance coverage cost or capital expenditures. We cannot predict the potential impact to our business or the energy industry resulting from additional regulations.

We may be unable to cause our joint ventures to take or not to take certain actions unless some or all of our joint-venture participants agree.

We participate in several joint ventures.  Due to the nature of some of these arrangements, each participant in these joint ventures has made substantial investments in the joint venture and, accordingly, has required that the relevant charter documents contain certain features designed to provide each participant with the opportunity to participate in the management of the joint venture and to protect its investment, as well as any other assets that may be substantially dependent on or otherwise affected by the activities of that joint venture.  These participation and protective features customarily include a corporate governance structure that requires at least a majority-in-interest vote to authorize many basic activities and requires a greater voting interest (sometimes up to 100 percent) to authorize more significant activities.  Examples of these more significant activities are large expenditures or contractual commitments, the construction or acquisition of assets, borrowing money or otherwise raising capital, transactions with affiliates of a joint-venture participant, litigation and transactions not in the ordinary course of business, among others.  Thus, without the concurrence of joint-venture participants with enough voting interests, we may be unable to cause any of our joint ventures to take or not to take certain actions, even though those actions may be in the best interest of us or the particular joint venture.

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

We are subject to the risk of loss resulting from nonpayment and/or nonperformance by our customers and counterparties.  Our customers or counterparties may experience rapid deterioration of their financial condition as a result of changing market conditions, commodity prices or financial difficulties that could impact their creditworthiness or ability to pay us for our services.  We assess the creditworthiness of our customers and counterparties and obtain collateral as we deem appropriate.  If we fail to assess adequately the creditworthiness of existing or future customers or counterparties, unanticipated deterioration in their creditworthiness and any resulting nonpayment and/or nonperformance could adversely impact our results of operations.  In addition, if any of our customers or counterparties file for bankruptcy protection, this could have a material negative impact on our business, financial condition, results of operations and cash flows.

An impairment of goodwill, long-lived assets, including intangible assets, and equity-method investments could reduce our earnings.

Goodwill is recorded when the purchase price of a business exceeds the fair market value of the tangible and separately measurable intangible net assets.  GAAP requires us to test goodwill and intangible assets with indefinite useful lives for impairment on an annual basis or when events or circumstances occur indicating that goodwill might be impaired.  Long-lived assets, including intangible assets with finite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  For the investments we account for under the equity method, the impairment test considers whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary.  For example, if the current depressed energy commodity price environment persists for a prolonged period or further declines, it could result in lower volumes delivered to our systems and impairments of our assets or equity method investments. If we determine that an impairment is indicated, we would be required to take an immediate noncash charge to earnings with a correlative effect on equity and balance sheet leverage as measured by debt to total capitalization.

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

ONEOK and its affiliates own all of the Class B units, 19.8 million common units and the entire 2 percent general partner interest in us, which together constituted a 37.8 percent ownership interest in us as of December 31, 2014.  The Class B units are eligible to convert into common units on a one-for-one basis at ONEOK’s option.  ONEOK may, from time to time, sell all or a portion of its common units.  Sales of substantial amounts of its common units or other types of units, or the anticipation of such sales, could lower the market price of our common units and may make it more difficult for us to sell our equity securities in the future at a time and price that we deem appropriate.

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

ONEOK owns 100 percent of our general partner interest, and as a result of our public offerings of common units and units sold under our “at-the-market” equity program, ONEOK and its subsidiaries owned a 37.8 percent aggregate equity interest in us at December 31, 2014.  Our Partnership Agreement limits any fiduciary duties owed by our general partner and ONEOK to those duties that are stated specifically in our Partnership Agreement.  Although ONEOK, through the Board of Directors of our general partner, has an obligation to manage us in a manner that is in, or not inconsistent with, our best interests, the Board of Directors of ONEOK has a fiduciary duty to manage our general partner in a manner beneficial to ONEOK. Five of the eight members of the Board of Directors of our general partner are either members of ONEOK’s Board of Directors or executive management of ONEOK. Three independent members and one management member of the Board of Directors of our general partner also are members of ONEOK’s Board of Directors, with the management member being the only management member of ONEOK’s Board of Directors.  Conflicts of interest may arise between ONEOK and its other affiliates and between us and our unitholders.  In resolving these conflicts, our general partner may determine that the transaction is “fair and reasonable” to us, without the agreement of any other party, including the Audit Committee.  In that regard, our general partner may favor its own interests and the interests of its other affiliates over the interests of our unitholders, as long as it does not take action that conflicts with our Partnership Agreement.  These conflicts include, among others, the following situations:

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

As of December 31, 2014, we had total indebtedness of approximately $7.1 billion.  Our indebtedness could have significant consequences.  For example, it could:

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

Our debt agreements contain provisions that restrict our ability to finance future operations or capital needs or to expand or pursue our business activities.  For example, certain of these agreements contain provisions that, among other things, limit our ability to make loans or investments, make material changes to the nature of our business, merge, consolidate or engage in asset sales, grant liens or make negative pledges.  Certain agreements also require us to maintain certain financial ratios, which limit the amount of additional indebtedness we can incur.  For example, our Partnership Credit Agreement contains a financial covenant requiring us to maintain a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our Partnership Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1. If we consummate one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter of the acquisition and the two following quarters.

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

Under certain circumstances, our unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act (“Delaware Act”), we may not make a distribution to our unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Liabilities to partners on account of their partnership interests and liabilities that are nonrecourse to the Partnership are not counted for purposes of determining whether a distribution is permitted.

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

Our operating cash flow is derived partially from cash distributions we receive from our unconsolidated affiliates, which represent a return on investment, as discussed in Note M of the Notes to Consolidated Financial Statements.  The amount of cash that our unconsolidated affiliates can distribute principally depends upon the amount of cash flow these affiliates generate from their respective operations, which may fluctuate from quarter to quarter.  We do not have any direct control over the cash distribution policies of our unconsolidated affiliates.  This lack of control may contribute to our not having sufficient available cash each quarter to continue paying distributions at our current levels.

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

In addition, the federal income tax liability of a unitholder could be increased if we dispose of assets or make a future offering of units and use the proceeds in a manner that does not produce substantial additional deductions, such as to repay indebtedness currently outstanding or to acquire property that is not eligible for depreciation or amortization for federal income tax purposes or that is depreciable or amortizable at a rate significantly slower than the rate currently applicable to our assets.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

Natural Gas Gathering and Processing

Property - Our Natural Gas Gathering and Processing segment owns the following assets:

•	approximately 11,300 miles and 7,400 miles of natural gas gathering pipelines in the Mid-Continent and Rocky Mountain regions, respectively;

•
nine natural gas processing plants with approximately 785 MMcf/d of processing capacity in the Mid-Continent region, and 10 natural gas processing plants with approximately 665 MMcf/d of processing capacity in the Rocky Mountain region; and

•	approximately 30 MBbl/d of natural gas liquids fractionation capacity at various natural gas processing plants in the Mid-Continent and Rocky Mountain regions.

As discussed further in “Growth Projects” in our Natural Gas Gathering and Processing segment’s discussion in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, we also are constructing or plan to construct the following:

•	four additional natural gas processing plants in the Rocky Mountain region, which will provide approximately 530 MMcf/d of combined processing capacity;

•	projects to increase natural gas compression at existing facilities in the Rocky Mountain region, which will provide approximately 100 MMcf/d of processing capacity; and

•	one natural gas processing plant in the Mid-Continent region, with approximately 200 MMcf/d of processing capacity.

Utilization - The utilization rates for our natural gas processing plants were approximately 84 percent and 71 percent for 2014 and 2013, respectively. We calculate utilization rates using a weighted-average approach, adjusting for the dates that assets were placed in service.

Natural Gas Liquids

Property - Our Natural Gas Liquids segment owns the following assets:

•	approximately 2,800 miles of non-FERC-regulated natural gas liquids gathering pipelines with peak capacity of approximately 800 MBbl/d;

•	approximately 170 miles of non-FERC-regulated natural gas liquids distribution pipelines with peak transportation capacity of approximately 66 MBbl/d;

•	approximately 4,270 miles of FERC-regulated natural gas liquids gathering pipelines with peak capacity of approximately 633 MBbl/d;

•	approximately 4,100 miles of FERC-regulated natural gas liquids and refined petroleum products distribution pipelines with peak capacity of 900 MBbl/d;

•
one natural gas liquids fractionator, located in Oklahoma, with operating capacity of approximately 210 MBbl/d; two natural gas liquids fractionators, located in Kansas, with combined operating capacity of 280 MBbl/d; and two natural gas liquids fractionators, located in Texas, with combined operating capacity of 150 MBbl/d;

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

•
above- and below-ground storage facilities associated with our FERC-regulated natural gas liquids pipeline operations in Iowa, Illinois, Nebraska and Kansas with combined operating capacity of 978 MBbl; and

•	one ethane/propane splitter in Texas with operating capacity of 32 MBbl/d of purity ethane and 8 MBbl/d of propane.

In addition, we lease approximately 2.5 MMBbl of combined NGL storage capacity at facilities in Kansas and Texas and have access to 60 MBbl/d of natural gas liquids fractionation capacity in Texas through a fractionation service agreement.

As discussed further in “Growth Projects” in our Natural Gas Liquids segment’s discussion in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, we also expect to place in service in the first quarter 2015 approximately 95 miles of FERC-regulated distribution pipelines from Hutchinson, Kansas, to Medford, Oklahoma.

We also have a 25 MBbl/d expansion of our Bakken NGL Pipeline and additional NGL infrastructure for our new natural gas processing plants in the Rocky Mountain region in various stages of construction.

Utilization - The utilization rates for our various assets, including leased assets, for 2014 and 2013, respectively, were as follows:

•	our non-FERC-regulated natural gas liquids gathering pipelines were approximately 62 percent and 69 percent;

•	our FERC-regulated natural gas liquids gathering pipelines were approximately 79 percent and 71 percent;

•	our FERC-regulated natural gas liquids distribution pipelines were approximately 47 percent and 58 percent;

•	our natural gas liquids fractionators were approximately 70 percent and 78 percent; and

•	our average contracted natural gas liquids storage volumes were approximately 69 percent and 72 percent of storage capacity.

We calculate utilization rates using a weighted-average approach, adjusting for the dates that assets were placed in service. Our fractionation utilization rate reflects approximate proportional capacity associated with our ownership interests.

Natural Gas Pipelines

Property - Our Natural Gas Pipelines segment owns the following assets:

•	approximately 1,500 miles of FERC-regulated interstate natural gas pipelines with approximately 3.2 Bcf/d of peak transportation capacity;

•	approximately 5,200 miles of state-regulated intrastate transmission pipelines with peak transportation capacity of approximately 3.2 Bcf/d; and

•	approximately 51.7 Bcf of total active working natural gas storage capacity.

Our storage includes four underground natural gas storage facilities in Oklahoma, two underground natural gas storage facilities in Kansas and two underground natural gas storage facilities in Texas.

Utilization - Our natural gas pipelines were approximately 91 percent subscribed in 2014 and 90 percent subscribed in 2013, and our natural gas storage facilities were 76 percent subscribed in 2014 and 92 percent subscribed in 2013.

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

MARKET INFORMATION AND HOLDERS

Our equity consists of a 2 percent general partner interest and a 98 percent limited partner interest.  Our limited partner interests are represented by our common units, which are listed on the NYSE under the trading symbol “OKS,” and our Class B limited partner units.  The following table sets forth the high and low closing prices of our common units for the periods indicated:

	Year Ended December 31, 2014		Year Ended December 31, 2013
	High	Low	High	Low
First Quarter	$57.09	$50.10	$60.59	$52.17
Second Quarter	$58.60	$53.78	$57.06	$47.10
Third Quarter	$59.43	$54.20	$53.84	$48.50
Fourth Quarter	$56.11	$38.23	$55.02	$49.39

At February 17, 2015, there were 545 holders of record of our 180,826,973 outstanding common units.  ONEOK and its affiliates own all of the Class B units, 19,800,000 common units and the entire 2 percent general partner interest in us, which together constituted a 37.8 percent ownership interest in us at December 31, 2014.

CASH DISTRIBUTIONS

The following table sets forth the quarterly cash distribution declared and paid on each of our common and Class B units during the periods indicated:

Declared for Quarter Ending	Distribution Per Unit	Date Declared	Date Paid
December 31, 2014	$0.790	January 15, 2015	February 13, 2015
September 30, 2014	$0.775	October 23, 2014	November 14, 2014
June 30, 2014	$0.760	July 25, 2014	August 14, 2014
March 31, 2014	$0.745	April 18, 2014	May 15, 2014
December 31, 2013	$0.730	January 16, 2014	February 14, 2014
September 30, 2013	$0.725	October 23, 2013	November 14, 2013
June 30, 2013	$0.720	July 25, 2013	August 15, 2013
March 31, 2013	$0.715	April 18, 2013	May 15, 2013
December 31, 2012	$0.710	January 17, 2013	February 14, 2013

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

We paid cash distributions to our general and limited partners of $1.1 billion, $909.7 million and $760.9 million for 2014, 2013 and 2012, respectively, which included an incentive distribution to our general partner of $305.0 million, $251.7 million and $186.1 million for 2014, 2013 and 2012, respectively.  Additional information about our cash distributions is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, under “Liquidity and Capital Resources,” and Item 13, Certain Relationships and Related Transactions, and Director Independence.

PERFORMANCE GRAPH

The following performance graph compares the performance of our common units with the S&P 500 Index and the Alerian MLP Index during the period beginning on December 31, 2009, and ending on December 31, 2014.  The graph assumes a $100 investment in our common units and in each of the indices at the beginning of the period and a reinvestment of distributions/dividends paid on such investments throughout the period.

Value of $100 Investment Assuming Reinvestment of Distributions/Dividends
at December 31, 2009, and at the End of Every Year Through December 31, 2014,
Among ONEOK Partners, L.P., the S&P 500 Index and the Alerian MLP Index

	Cumulative Total Return
	Years Ended December 31,
	2010	2011	2012	2013	2014

ONEOK Partners, L.P.	$136.30	$208.70	$204.20	$209.93	$167.03
Alerian MLP Index (a)	$135.63	$154.39	$161.84	$206.50	$216.35
S&P 500 Index	$115.08	$117.47	$136.24	$180.33	$204.94
(a) - The Alerian MLP Index measures the composite performance of the 50 most prominent energy master limited partnerships.

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for the periods indicated:

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(Millions of dollars, except per unit data)
Revenues	$12,191.7	$11,869.3	$10,182.2	$11,322.6	$8,675.9
Net income	$911.3	$804.0	$888.4	$830.9	$473.3
Net income attributable to ONEOK Partners, L.P.	$910.3	$803.6	$888.0	$830.3	$472.7
Limited partners’ net income per unit	$2.33	$2.35	$3.04	$3.35	$1.75
Distributions paid per common unit (a)	$3.010	$2.870	$2.590	$2.325	$2.230
Total assets	$14,634.5	$12,862.6	$10,959.2	$8,946.7	$7,920.1
Long-term debt, including current maturities	$6,046.0	$6,052.5	$4,811.3	$3,876.6	$2,818.5
(a) - Class B unitholders received the same distribution as common unitholders.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Commodity Prices - Due in part to the rapid growth in crude oil production in the United States, the global supply of crude oil has exceeded demand and led to a dramatic fall in crude oil prices. Commodity prices declined sharply in the fourth quarter 2014 and continued to decline into early 2015. WTI crude oil prices declined to less than $50.00 per barrel in early 2015, compared with approximately $90.00 per barrel in September 2014. NYMEX natural gas prices also declined to approximately $3.00 per MMBtu in early 2015, compared with prices in excess of $4.00 per MMBtu in September 2014. The decline in crude oil prices has also contributed to lower NGL product prices, as well as narrow NGL product price differentials.

We expect lower commodity prices and narrow location and product price differentials to persist throughout 2015. Producer capital investment is expected to decrease, which combined with production declines and reduced drilling activity, is expected to slow natural gas and NGL supply growth. The lower commodity prices and slower supply growth are expected to adversely impact our results of operations and cash flows in 2015, particularly in our Natural Gas Gathering and Processing segment where revenues are derived primarily from commodity-based contracts with fee components.

We continue to expect that natural gas liquids volumes will be affected negatively in our Natural Gas Liquids segment as a result of ethane rejection. We expect ethane rejection will persist until new world-scale ethylene production capacity, which is anticipated to begin coming on line in 2017, significantly increases ethane demand. Market conditions may result in periods where it is economical to recover the ethane component in the natural gas liquids stream. Ethane rejection is expected to have a significant impact on our financial results through 2017. However, our Natural Gas Liquids segment’s integrated assets enable it to mitigate partially the impact of ethane rejection through minimum volume commitments and our ability to utilize the transportation capacity made available due to ethane rejection to capture additional NGL location price differentials in our optimization activities.

Growth Projects - Through 2014, crude oil and natural gas producers continued to drill aggressively for crude oil and NGL-rich natural gas in many regions where we have operations, including the Bakken Shale and Three Forks formations in the Williston Basin; the Niobrara Shale and other formations in the Powder River Basin; and in the Cana-Woodford Shale, Woodford Shale, Mississippian Lime, Springer Shale, Stack and SCOOP areas in the Mid-Continent region. In response to this increased production of crude oil, natural gas and NGLs, and higher demand for NGL products from the petrochemical industry, we have completed growth projects and acquisitions totaling approximately $5.9 billion from 2010 through 2014 and we have approximately $2.1 billion to $3.0 billion of projects in various stages of construction, including approximately $2.2 billion in new projects and acquisitions announced in 2014, to meet the needs of natural gas producers and processors in these regions, as well as enhance our natural gas liquids fractionation, distribution and storage infrastructure in the Gulf Coast region. The execution of these capital investments aligns with our strategy to generate consistent growth and sustainable earnings. Our acreage dedications and contractual commitments from producers and natural gas processors in regions associated with our growth projects are expected to provide incremental cash flows and long-term fee-based earnings.

While reduced producer drilling activity is expected to slow supply growth, we expect to complete our previously announced projects to meet producers’ demand for our gathering, processing fractionation and transportation services. However, we have suspended capital expenditures for certain natural gas processing plants and related infrastructure to align with the needs of our customers. We expect to resume our suspended capital-growth projects as soon as market conditions improve. If the current commodity price environment persists for a prolonged period, it may further impact the timing or demand for additional infrastructure projects or growth opportunities in the future.

See additional discussion of our other growth projects in the “Financial Results and Operating Information” section in our Natural Gas Gathering and Processing and Natural Gas Liquids segments.

West Texas LPG - In November 2014, we acquired the West Texas LPG system for approximately $800 million. See additional discussion in the “Financial Results and Operating Information” section in our Natural Gas Liquids segment and Note B of the Notes to Consolidated Financial Statements.

Bighorn Gas Gathering Impairment Charge - As a result of the continued decline in dry natural gas volumes gathered in the coal-bed methane area of the Powder River Basin and the operator recording an impairment of the underlying assets of Bighorn Gas Gathering in September 2014, we reviewed our equity method investment in Bighorn Gas Gathering as of September 30, 2014, and recorded noncash impairment charges totaling $76.4 million. See additional discussion in the “Financial Results and Operating Information” section in our Natural Gas Gathering and Processing segment.

Cash Distributions - During 2014, we paid cash distributions totaling $3.01 per unit, an increase of approximately 5 percent over the $2.87 per unit paid during 2013.  In January 2015, our general partner declared a cash distribution of $0.79 per unit ($3.16 per unit on an annualized basis) for the fourth quarter 2014, an increase of approximately 8 percent over the $0.73 declared in January 2014.

Equity Issuances - In May 2014, we completed an underwritten public offering of approximately 13.9 million common units at a public offering price of $52.94 per common unit, generating net proceeds of approximately $729.5 million, including ONEOK Partners GP’s contribution to maintain its 2 percent general partner interest in us. We used the proceeds to repay commercial paper, fund our capital expenditures and for general partnership purposes.

During 2014, we sold approximately 7.9 million common units through our “at-the-market” equity program. The net proceeds, including ONEOK Partners GP’s contribution to maintain its 2 percent general partner interest in us, were approximately $402.1 million, which were used for general partnership purposes.

As a result of these transactions, ONEOK’s aggregate ownership interest in us decreased to 37.8 percent at December 31, 2014.

Transactions with Affiliates - For the three months ended March 31, 2014, we had transactions with our affiliate ONEOK Energy Services Company, a subsidiary of ONEOK. Our Natural Gas Gathering and Processing segment sold natural gas to ONEOK Energy Services Company, and our Natural Gas Pipelines segment provided transportation and storage services to ONEOK Energy Services Company. Additionally, our Natural Gas Gathering and Processing and Natural Gas Liquids segments purchased a portion of the natural gas used in their operations from ONEOK Energy Services Company. Prior to March 31, 2014, all of our Natural Gas Gathering and Processing segment’s commodity derivative financial contracts were with ONEOK Energy Services Company, and it entered into similar commodity derivative financial contracts with third parties at our direction and on our behalf. On March 31, 2014, ONEOK completed the accelerated wind down of ONEOK Energy Services Company. In the first quarter 2014, outstanding commodity derivative positions with third parties entered into by ONEOK Energy Services Company on our behalf were transferred to us. Beginning in the second quarter 2014, we enter into all commodity derivative financial contracts directly with unaffiliated third parties.

On January 31, 2014, ONEOK completed the separation of its former natural gas distribution business into ONE Gas.  We continue to enter into commodity sales and transportation and storage services transactions with ONE Gas after the separation, and these transactions are reflected as unaffiliated, third-party transactions beginning in February 2014.

ONEOK and its subsidiaries continue to be our sole general partner and own limited partners units, which together at December 31, 2014, represented a 37.8 percent interest in us.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

The following table sets forth certain selected consolidated financial results for the periods indicated:

				Variances		Variances
	Years Ended December 31,			2014 vs. 2013		2013 vs. 2012
Financial Results	2014	2013	2012	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Revenues
Commodity sales	$10,725.0	$10,549.2	$9,010.2	$175.8	2%	$1,539.0	17%
Services	1,466.7	1,320.1	1,172.0	146.6	11%	148.1	13%
Total revenues	12,191.7	11,869.3	10,182.2	322.4	3%	1,687.1	17%
Cost of sales and fuel	10,088.6	10,222.2	8,540.4	(133.6)	(1)%	1,681.8	20%
Net margin	2,103.1	1,647.1	1,641.8	456.0	28%	5.3	—%
Operating costs	669.7	521.6	482.5	148.1	28%	39.1	8%
Depreciation and amortization	291.2	236.7	203.1	54.5	23%	33.6	17%
Gain (loss) on sale of assets	6.6	11.9	6.7	(5.3)	(45)%	5.2	78%
Operating income	$1,148.8	$900.7	$962.9	$248.1	28%	$(62.2)	(6)%

Equity earnings from investments	$41.0	$110.5	$123.0	$(69.5)	(63)%	$(12.5)	(10)%
Interest expense	$(281.9)	$(236.7)	$(206.0)	$45.2	19%	$30.7	15%
Capital expenditures	$1,746.0	$1,939.3	$1,560.5	$(193.3)	(10)%	$378.8	24%
Cash paid for acquisitions, net of cash received	$814.9	$394.9	$—	$420.0	*	$394.9	*
* Percentage change is greater than 100 percent.

2014 vs. 2013 - Revenues and net margin for 2014, compared with 2013, increased due primarily to higher volumes across our systems. Our new natural gas processing plants in the Williston Basin and Mid-Continent region resulted in increased natural gas volumes gathered, processed and sold in our Natural Gas Gathering and Processing segment, and combined with third-party plant connections, increased NGL volumes transported in our Natural Gas Liquids segment’s exchange-services business. We experienced increased optimization, marketing and isomerization margins from wider realized NGL product price differentials in 2014, compared with 2013, primarily related to increased weather-related seasonal demand for propane during the first quarter 2014 and wider realized NGL product price differential between normal butane and iso-butane. Our Natural Gas Pipelines segment also experienced higher transportation revenues, primarily from increased rates and higher contracted capacity and higher storage revenues from park-and-loan activity. These margin increases were offset partially by the impact of ethane rejection in our Natural Gas Liquids segment and lower contracted storage capacity in our Natural Gas Pipelines segment.

Operating costs and depreciation and amortization expense increased for 2014, compared with 2013, due primarily to the growth of our operations related to the completed capital projects in our Natural Gas Gathering and Processing and Natural Gas Liquids segments.

Equity earnings decreased for 2014, compared with 2013, due primarily to noncash impairment charges totaling $76.4 million related to our equity method investment in Bighorn Gas Gathering in our Natural Gas Gathering and Processing segment.

Interest expense increased for 2014, compared with 2013, primarily as a result of higher interest costs incurred associated with a full year of interest costs on our issuance of $1.25 billion of senior notes in September 2013.

Capital expenditures decreased for 2014, compared with 2013, due primarily to the timing of expenditures related to growth projects in our Natural Gas Gathering and Processing and Natural Gas Liquids segments. In 2014, we also completed the West Texas LPG acquisition for approximately $800 million compared with our 2013 Sage Creek and Maysville acquisitions totaling approximately $395 million.

Additional information regarding our financial results and operating information is provided in the following discussion for each of our segments.

2013 vs. 2012 - Revenues and net margin for 2013, compared with 2012, increased due primarily to higher natural gas and NGL volumes gathered, processed and sold from our completed capital projects, offset partially by lower net realized natural gas and NGL product prices and ethane rejection.  The increase in natural gas supply resulting from the development of nonconventional resource areas in North America contributed to lower NGL prices, narrower NGL location price differentials and narrower natural gas location and seasonal price differentials in the markets we serve, compared with 2012.  However, in December 2013, the price of propane increased significantly, and the differential between the Conway, Kansas, and Mont Belvieu, Texas, markets for propane also widened in favor of Conway, Kansas, due to colder than normal weather and lower propane inventory levels. The price of propane in the Mid-Continent market and the wider location price differentials between the Mid-Continent and Gulf Coast centers peaked in late January 2014 and moderated by the end of February 2014 as supply and demand rebalanced.

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

The differential between the composite price of NGL products and the price of natural gas, particularly the differential between ethane and natural gas, influenced the volume of NGLs recovered from natural gas processing plants. The low ethane prices resulted in ethane rejection at most of our natural gas processing plants and our customers’ natural gas processing plants connected to our natural gas liquids system in the Mid-Continent and Rocky Mountain regions during 2013.

Operating costs and depreciation and amortization expense increased for 2013, compared with 2012, due primarily to the growth of our operations related to the completed capital projects in our Natural Gas Gathering and Processing and Natural Gas Liquids segments.

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

Capital expenditures increased for 2013, compared with 2012, due primarily to the growth projects in our Natural Gas Gathering and Processing and Natural Gas Liquids segments. In 2013, we also acquired a business in the Niobrara Shale formation of the Power River Basin and purchased the remaining 30 percent interest in the Maysville, Oklahoma, natural gas processing facility.

Additional information regarding our financial results and operating information is provided in the following discussion for each of our segments.

Natural Gas Gathering and Processing

Growth Projects - Beginning in 2010, our Natural Gas Gathering and Processing segment has invested approximately $4.0 billion to $4.7 billion in growth projects in NGL-rich areas in the Williston Basin, the Powder River Basin, the Cana-Woodford Shale, the Springer Shale, the Stack and the SCOOP areas that we expect will enable us to meet the rapidly growing needs of crude oil and natural gas producers in those areas. Nearly all of the new natural gas production is from horizontally drilled and completed wells in nonconventional resource areas. These wells tend to produce volumes at higher initial production rates resulting generally in higher initial decline rates than conventional vertical wells; however, the decline rates flatten out over time. These wells are expected to have long productive lives.

We have completed approximately $2.2 billion of the growth projects and acquisitions in this segment from 2010 through 2014, which include the following:

Completed Projects	Location	Capacity	Approximate Costs (a)	Completion Date
			(In millions)
Rocky Mountain Region
Garden Creek I processing plant and infrastructure	Williston Basin	100 MMcf/d	$360	December 2011
Stateline I & II processing plants and infrastructure	Williston Basin	200 MMcf/d	$565	September 2012/April 2013
Divide County gathering system	Williston Basin	270 miles	$125	June 2013
Sage Creek processing plant and infrastructure (b)	Powder River Basin	50 MMcf/d	$152	September 2013
Garden Creek II processing plant and infrastructure	Williston Basin	100 MMcf/d	$300 - $310	August 2014
Garden Creek III processing plant and infrastructure	Williston Basin	100 MMcf/d	$300 - $310	October 2014
Mid-Continent Region
30 percent interest in Maysville processing plant (b)	Cana-Woodford Shale	40 MMcf/d	$90	December 2013
Canadian Valley processing plant and infrastructure	Cana-Woodford Shale	200 MMcf/d	$255	March 2014
Total			$2,147 - $2,167
(a) Excludes AFUDC.
(b) Acquisition.

We have the following natural gas processing plants and related infrastructure in various stages of construction:

Projects in Progress	Location	Capacity	Approximate Costs (a)	Expected Completion Date
(In millions)
Rocky Mountain Region
Sage Creek infrastructure	Powder River Basin	Various	$50	Fourth quarter 2015
Natural gas compression	Williston Basin	100 MMcf/d	$80-$100	Fourth quarter 2015
Lonesome Creek processing plant and infrastructure	Williston Basin	200 MMcf/d	$550-$680	Fourth quarter 2015
Stateline De-ethanizers	Williston Basin	26 MBbl/d	$60 - $80	Fourth quarter 2015
Bear Creek processing plant and infrastructure	Williston Basin	80 MMcf/d	$230-$330	Third quarter 2016
Bronco processing plant and infrastructure	Powder River Basin	50 MMcf/d	$130-$200	Suspended
Demicks Lake processing plant and infrastructure	Williston Basin	200 MMcf/d	$475-$670	Suspended
Mid-Continent Region
Knox processing plant and infrastructure	SCOOP	200 MMcf/d	$240-$470	Suspended
Total			$1,815-$2,580
(a) Excludes AFUDC.

As a result of announced reductions in crude oil and natural gas drilling activities by producers and our expectation of slower supply growth due to the recent decline in crude oil, natural gas and NGL prices, we have suspended capital expenditures for certain natural gas processing plants and field infrastructure. We expect to resume our suspended capital-growth projects as soon as market conditions improve. If the current commodity price environment persists for a prolonged period, it may further impact the timing or demand for these projects and additional infrastructure projects or growth opportunities in the future.

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

Stateline De-ethanizers - We plan to construct de-ethanizer towers at our Stateline natural gas processing plants, which are located in Williams County, North Dakota. Once completed, the de-ethanizer towers will remove ethane from the natural gas stream, which we expect to then be sold under a long-term, fee-based contract to a customer who plans to transport the ethane on a third-party pipeline.

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

Mid-Continent Region:

Cana-Woodford Shale, Woodford Shale, Springer Shale, Stack and SCOOP areas - We are constructing natural gas gathering and processing assets to meet the growing production of NGL-rich natural gas in the Cana-Woodford Shale, Woodford Shale, Springer Shale, Stack and SCOOP areas. When our announced projects are completed, our Oklahoma natural gas processing capacity will be approximately 900 MMcf/d. We have substantial acreage dedications from crude oil and natural gas producers supporting these plants.

Canadian Valley Plant - In March 2014, we completed the Canadian Valley natural gas processing plant, which is located in the Cana-Woodford Shale.

Knox Plant - In July 2014, we announced we will construct the Knox natural gas processing plant and related infrastructure, which will be located in Grady and Stephens Counties, Oklahoma. The plant and related infrastructure will gather and process liquids-rich natural gas from the Cana-Woodford Shale and the emerging SCOOP area and will be located in close proximity to our existing natural gas gathering and processing assets and natural gas and natural gas liquids pipelines.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in “Liquidity and Capital Resources.”

Selected Financial Results - Our Natural Gas Gathering and Processing segment’s 2014 operating results reflect benefits from the following projects:

•	the Garden Creek III natural gas processing plant, which was completed in October 2014;

•	the Garden Creek II natural gas processing plant, which was completed in August 2014;

•	the Canadian Valley natural gas processing plant, which was completed in March 2014;

•	the acquisition of the remaining 30 percent undivided interest in the Maysville, Oklahoma, natural gas processing facility, which was acquired in December 2013;

•	the acquisition of the Sage Creek natural gas processing plant in Wyoming in September 2013; and

•	the Stateline II natural gas processing plant, which was completed in April 2013.

The completion of the Stateline II, Garden Creek II and Garden Creek III natural gas processing plants resulted in increased natural gas volumes gathered and processed in the Williston Basin, and completion of the Canadian Valley natural gas processing plant resulted in increased natural gas volumes gathered and processed in Oklahoma.

The following table sets forth certain selected financial results for our Natural Gas Gathering and Processing segment for the periods indicated:

				Variances		Variances
	Years Ended December 31,			2014 vs. 2013		2013 vs. 2012
Financial Results	2014	2013	2012	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL sales	$1,434.4	$1,095.5	$834.0	$338.9	31%	$261.5	31%
Condensate sales	110.8	113.2	100.2	(2.4)	(2)%	13.0	13%
Residue natural gas sales	1,140.5	620.5	403.8	520.0	84%	216.7	54%
Gathering, compression, dehydration and processing fees and other revenue	281.9	222.3	177.7	59.6	27%	44.6	25%
Cost of sales and fuel	2,305.7	1,550.9	1,060.5	754.8	49%	490.4	46%
Net margin	661.9	500.6	455.2	161.3	32%	45.4	10%
Operating costs	257.7	193.3	164.0	64.4	33%	29.3	18%
Depreciation and amortization	123.8	103.9	83.0	19.9	19%	20.9	25%
Gain (loss) on sale of assets	0.2	0.4	2.2	(0.2)	(50)%	(1.8)	(82)%
Operating income	$280.6	$203.8	$210.4	$76.8	38%	$(6.6)	(3)%

Equity earnings (loss) from investments	$(56.1)	$23.5	$29.1	$(79.6)	*	$(5.6)	(19)%
Capital expenditures	$898.9	$774.4	$566.1	$124.5	16%	$208.3	37%
Cash paid for acquisitions	$—	$241.9	$—	$(241.9)	(100)%	$241.9	*
* Percentage change is greater than 100 percent.

Commodity prices declined sharply in the fourth quarter 2014 and continued to decline into early 2015. WTI crude oil prices declined to less than $50.00 per barrel in early 2015, compared with approximately $90.00 per barrel in September 2014. NYMEX natural gas prices also declined to approximately $3.00 per MMBtu in early 2015, compared with prices in excess of $4.00 per MMBtu in September 2014. We expect lower commodity prices to persist throughout 2015. In response, crude oil and natural gas exploration and production capital investment is expected to decrease, which combined with production declines and reduced drilling activity is expected to slow crude oil, natural gas and NGL supply growth. We expect crude oil and natural gas producers to focus capital spending and drilling activities on core locations that are most economical to develop. The lower commodity price environment is expected to have an adverse impact on our Natural Gas Gathering and Processing segment’s financial results in 2015.

2014 vs. 2013 - Net margin increased primarily as a result of the following:

•
an increase of $147.6 million due primarily to natural gas volume growth in the Williston Basin and Cana-Woodford Shale and increased ownership of the Maysville, Oklahoma, natural gas processing plant resulting in higher natural gas volumes gathered, compressed, processed, transported and sold, higher NGL volumes sold and higher fees, offset partially by wellhead freeze-offs due to severely cold weather in the first quarter 2014;

•	an increase of $11.3 million due primarily to higher net realized natural gas and NGL prices; and

•	an increase of $8.8 million due primarily to changes in contract mix; offset partially by

•	a decrease of $6.4 million due to a condensate contract settlement in 2013.

Operating costs increased due primarily to the growth of our operations and reflect the following:

•	an increase of $46.3 million in higher materials and supplies, and outside service expenses; and

•	an increase of $21.2 million in employee-related costs due to higher labor and employee benefit costs; offset partially by

•	a decrease of $3.2 million due to lower ad valorem tax expense resulting from capitalized taxes related to construction projects.

Depreciation and amortization expense increased due to the completion of growth projects and acquisitions.

Equity earnings (loss) from investments decreased due to $76.4 million in impairment charges in the third quarter 2014 on our investment in Bighorn Gas Gathering. See additional discussion in “Equity Investments” below.

Capital expenditures increased due primarily to the timing of our growth projects discussed above.

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

Depreciation and amortization expense increased due to the completion of the Stateline I and Stateline II natural gas processing plants in the Williston Basin, the completion of well connections and infrastructure projects supporting our volume growth in the Williston Basin and the acquisition of the Sage Creek plant in Wyoming.

Equity earnings from investments decreased due primarily to lower NGL prices and declines in dry natural gas volumes gathered by certain of our equity investments in the Powder River Basin.

Capital expenditures increased due to our growth projects discussed above. In 2013, we also completed the Sage Creek acquisition in the NGL-rich Niobrara Shale area of the Powder River Basin and acquired the remaining 30 percent interest in the Maysville, Oklahoma, natural gas processing facility.

Selected Operating Information - The following tables set forth selected operating information for our Natural Gas Gathering and Processing segment for the periods indicated:

	Years Ended December 31,
Operating Information (a)	2014	2013	2012
Natural gas gathered (BBtu/d)	1,733	1,347	1,119
Natural gas processed (BBtu/d) (b)	1,534	1,094	866
NGL sales (MBbl/d)	104	79	61
Residue natural gas sales (BBtu/d)	714	497	397
Realized composite NGL net sales price ($/gallon) (c)	$0.93	$0.87	$1.06
Realized condensate net sales price ($/Bbl) (c)	$76.43	$86.00	$88.22
Realized residue gas net sales price ($/MMBtu) (c)	$3.92	$3.53	$3.87
Average fee rate ($MMBtu)	$0.36	$0.34	$0.35
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.
(c) - Presented net of the impact of hedging activities on our equity volumes.

Natural gas gathered and processed, NGL sales and residue natural gas sales increased due to the completion of growth projects and/or acquisitions in the Williston Basin, Powder River Basin and Mid-Continent areas, offset partially by declines in volumes in the coal-bed methane area of the Powder River Basin. The quantity and composition of NGLs and natural gas continue to change as our new natural gas processing plants in the Williston Basin and Mid-Continent are placed in service. In March 2014, our Canadian Valley plant in Oklahoma was completed, which has better ethane rejection capabilities than our other processing plants in the Mid-Continent region. As a result, our realized composite NGL net sales price increased while most individual NGL product prices were lower. Our Garden Creek I, Garden Creek II, Garden Creek III, Stateline I and Stateline II plants in the Williston Basin have the capability to recover ethane when economic conditions warrant but did not do so in 2014. Our equity NGL volumes are expected to be weighted more toward propane due to expected ethane rejection.

	Years Ended December 31,
Equity Volume Information (a)	2014	2013	2012

NGL sales (MBbl/d)	16.5	14.4	11.6
Condensate sales (MBbl/d)	3.1	2.4	2.3
Residue natural gas sales (BBtu/d)	118.2	71.7	48.8
(a) - Includes volumes for consolidated entities only.

Commodity Price Risk - Our Natural Gas Gathering and Processing segment is exposed to commodity price risk as a result of receiving commodities in exchange for our services. See discussion regarding our commodity price risk under “Commodity Price Risk” in Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

Equity Investments - Producers have primarily focused their development efforts on crude oil and NGL-rich supply basins rather than in areas with dry natural gas production, such as the coal-bed methane production areas in the Powder River Basin.  The reduced coal-bed methane development activities and production declines in the dry natural gas formations of the Powder River Basin have resulted in lower natural gas volumes available to be gathered.  While the reserve potential in the dry natural gas formations of the Powder River Basin still exists, future drilling and development in this area will be affected by commodity prices and producers’ alternative prospects.

During 2014, the coal-bed methane volumes gathered on the Bighorn Gas Gathering system, in which we own a 49 percent equity interest and which operates in the coal-bed methane area of the Powder River Basin, declined at a rate greater than in prior periods and greater than expected. Due to these additional declines in volumes, Bighorn Gas Gathering recorded an impairment of its underlying assets in September 2014, when the operator determined that the volume decline would be sustained for the foreseeable future. As a result of these developments, we reviewed our equity method investment in Bighorn Gas Gathering for impairment and recorded noncash impairment charges of $76.4 million related to Bighorn Gas Gathering. The noncash impairment charges are included in equity earnings from investments in our accompanying Consolidated Statements of Income. The net book value of our equity method investment in Bighorn Gas Gathering is $7.9 million at December 31, 2014, and no equity method goodwill remains. We determined there were no impairments to investments in unconsolidated affiliates in 2013 or 2012.

A continued decline in volumes gathered in the coal-bed methane area of the Powder River Basin may reduce our ability to recover the carrying value of our equity investments in this area and could result in additional noncash charges to earnings. The net book value of our remaining equity method investments in this dry natural gas area is $206.0 million, which includes $130.5 million of equity method goodwill. We expect the energy commodity price environment to remain depressed for at least the near term, which has caused producers to announce plans for reduced drilling for crude oil and natural gas, which we expect will slow volume growth or reduce volumes of natural gas delivered to systems owned by our equity method investments.

Natural Gas Liquids

Growth Projects - Our growth strategy in our Natural Gas Liquids segment is focused around the crude oil and NGL-rich natural gas drilling activity in shale and other nonconventional resource areas from the Rocky Mountain region through the Mid-Continent region into Texas and New Mexico.  Increasing crude oil, natural gas and NGL production resulting from this activity and higher petrochemical industry demand for NGL products have resulted in our making additional capital investments to expand our infrastructure to bring these commodities from supply basins to market.  Expansion of the petrochemical industry in the United States is expected to increase ethane demand significantly in the next two to four years, and international demand for NGLs, particularly propane, also is increasing and is expected to continue to do so in the future.

Beginning in 2010, our Natural Gas Liquids segment has invested approximately $4.0 billion in NGL-related projects. These investments will accommodate the transportation and fractionation of growing NGL supply from shale and other resource development areas across our asset base and alleviate infrastructure constraints between the Mid-Continent and Gulf Coast market centers to meet increasing petrochemical industry and NGL export demand in the Gulf Coast.  Over time, these growing fee-based NGL volumes are expected to fill much of our natural gas liquids pipeline capacity used historically to capture the NGL location price differentials between the two market centers.

We have completed approximately $3.8 billion in growth projects and acquisitions in this segment from 2010 through 2014, which include the following:

Completed Projects	Capacity	Approximate Costs (a)	Completion Date
		(In millions)
Sterling I expansion	15 MBbl/d	$36	November 2011
Cana-Woodford/Granite Wash NGL plant connections	77 MBbl/d	$220	April 2012
Bushton fractionator expansion	60 MBbl/d	$117	September 2012
Bakken NGL Pipeline	60 MBbl/d	$455	April 2013
Overland Pass Pipeline expansion	60 MBbl/d	$36	April 2013
Ethane Header pipeline	400 MBbl/d	$23	April 2013
Sage Creek NGL infrastructure (b)	Various	$153	September 2013
MB-2 Fractionator	75 MBbl/d	$375	December 2013
Ethane/Propane Splitter	40 MBbl/d	$46	March 2014
Sterling III Pipeline and reconfigure Sterling I and II	193 MBbl/d	$808	March 2014
Bakken NGL Pipeline expansion - Phase I	75 MBbl/d	$75-$90	September 2014
Niobrara NGL Lateral	90 miles	$70-$75	September 2014
West Texas LPG (b)	2,600 miles	$800	November 2014
MB-3 Fractionator	75 MBbl/d	$520-$540	December 2014
Total		$3,734-$3,774
(a) Excludes AFUDC.
(b) Acquisition.

We have the following projects in various stages of construction:

Projects in Progress	Capacity	Approximate Costs (a)	Expected Completion Date
(In millions)
NGL Pipeline and Hutchinson Fractionator infrastructure	95 miles	$110-$125	First quarter 2015
Bakken NGL Pipeline expansion - Phase II	25 MBbl/d	$100	Second quarter 2016
Bear Creek NGL infrastructure	40 miles	$35-$45	Third quarter 2016
Bronco NGL infrastructure	65 miles	$45-$60	Suspended
Demicks Lake NGL infrastructure	12 miles	$10-$15	Suspended
Total		$300-$345
(a) Excludes AFUDC.

As a result of announced reductions in crude oil and natural gas drilling activities and our expectation of slower supply growth due to the recent declines in crude oil, natural gas and NGL prices, we have suspended capital expenditures for certain natural gas liquids infrastructure projects related to planned natural gas processing plants. We expect to resume our suspended capital-growth projects as soon as market conditions improve. If the current commodity price environment persists for a prolonged period, it may further impact the timing or demand for these projects and additional infrastructure projects or growth opportunities in the future.

Ethane/Propane Splitter - In March 2014, we placed in service an ethane/propane splitter at our Mont Belvieu storage facility to split ethane/propane mix into purity ethane to meet the needs of petrochemical customers, which is expected to grow over the long-term. The facility is capable of producing 32 MBbl/d of purity ethane and 8 MBbl/d of propane.

Sterling III Pipeline - In March 2014, we completed a 550-mile natural gas liquids pipeline, which has the flexibility to transport either unfractionated NGLs or NGL products from the Mid-Continent to the Gulf Coast.  The pipeline is designed to transport up to 193 MBbl/d of NGL production from Medford, Oklahoma, to our storage and fractionation facilities in Mont

Belvieu, Texas. We have multiyear supply commitments from producers and natural gas processors for approximately 75 percent of the pipeline’s capacity. Installation of additional pump stations could expand the capacity of the pipeline to 260 MBbl/d. This project also included the reconfiguration of our existing Sterling I and Sterling II pipelines to transport either unfractionated NGLs or NGL products. The reconfiguration was completed in July 2014.

Bakken NGL Pipeline expansion, Phase I - The first expansion, completed in September 2014, increased the pipeline’s capacity to 135 MBbl/d from the original capacity of 60 MBbl/d, with the second expansion expected to bring the pipeline’s capacity to 160 MBbl/d. These expansions will accommodate the growing NGL supply from the Williston and Powder River Basins.

Niobrara NGL Lateral - We constructed new natural gas liquids pipeline infrastructure to connect the Sage Creek natural gas processing plant and a third-party natural gas processing plant to our Bakken NGL Pipeline, which was completed in September 2014.

West Texas LPG Acquisition - In November 2014, we completed our acquisition of an 80 percent interest in the West Texas LPG Pipeline Limited Partnership and a 100 percent interest in the Mesquite Pipeline for approximately $800 million from affiliates of Chevron Corporation, and we became the operator of both pipelines. The acquisition consists of approximately 2,600 miles of natural gas liquids gathering pipelines extending from the Permian Basin in southeastern New Mexico to East Texas and Mont Belvieu, Texas. The pipeline system increased our natural gas liquids gathering system by approximately 60 percent to nearly 7,100 miles of natural gas liquids gathering pipelines and added approximately 285,000 barrels per day of NGL capacity. These assets are expected to provide us additional fee-based earnings and our natural gas liquids infrastructure with access to a new natural gas liquids supply basin.

MB-3 Fractionator - In December 2014, we completed the MB-3 fractionator. The MB-3 fractionator is located near our storage facility in Mont Belvieu, Texas. In addition, we expanded and upgraded our existing natural gas liquids gathering and pipeline infrastructure, which includes new connections to natural gas processing facilities and increasing the capacity of our Arbuckle and Sterling II natural gas liquids pipelines. We have multiyear supply commitments from producers and natural gas processors for approximately 80 percent of the fractionator’s capacity.

Natural gas liquids pipeline and modification of Hutchinson fractionation infrastructure - We are constructing a new 95-mile natural gas liquids pipeline that will connect our existing natural gas liquids fractionation and storage facilities in Hutchinson, Kansas, to similar facilities in Medford, Oklahoma. The project also included modifications that were completed in December 2014 to existing natural gas liquids fractionation infrastructure at Hutchinson, Kansas, increasing fractionation capacity by 20 MBbl/d, to accommodate additional unfractionated NGLs produced in the Williston Basin.

Bakken NGL Pipeline expansion, Phase II - The second expansion will increase the pipeline’s capacity to 160 MBbl/d from the current capacity of 135 MBbl/d.

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

Selected Financial Results - Our Natural Gas Liquids segment’s 2014 operating results reflect the benefits from the following completed growth projects:

•	the West Texas LPG acquisition, which was completed in November 2014;

•	the Niobrara NGL Lateral, which was completed in September 2014;

•	the Bakken NGL Pipeline expansion, Phase I, which was completed in September 2014;

•	the Sterling III Pipeline and reconfigurations to Sterling I and II, which were completed in March 2014;

•	the Ethane/Propane Splitter, which was completed in March 2014;

•	the MB-2 Fractionator, which was completed in December 2013;

•	the Sage Creek NGL infrastructure, which was completed in September 2013;

•	the Bakken NGL Pipeline, which was completed in April 2013;

•	the expansion of the Overland Pass Pipeline, which was completed in the second quarter 2013; and

•	the Ethane Header Pipeline, which was completed in April 2013.

These projects have resulted in additional natural gas liquids volumes gathered, fractionated and transported across our natural gas liquids systems; however, the volumes fractionated and transported decreased in 2014 due to ethane rejection.  We expect these investments along with our other announced growth projects will accommodate the growing NGL supply from shale and other resource development areas across our asset base and will continue to alleviate infrastructure constraints between the Mid-Continent and Texas Gulf coast regions to meet the increasing petrochemical industry and NGL export demand.

The following tables set forth certain selected financial results and operating information for our Natural Gas Liquids segment for the periods indicated:

				Variances		Variances
	Years Ended December 31,			2014 vs. 2013		2013 vs. 2012
Financial Results	2014	2013	2012	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$9,462.4	$9,857.7	$8,479.7	$(395.3)	(4)%	$1,378.0	16%
Exchange service and storage revenues	988.8	839.3	707.6	149.5	18%	131.7	19%
Transportation revenues	94.2	81.0	69.3	13.2	16%	11.7	17%
Cost of sales and fuel	9,435.3	9,908.1	8,349.3	(472.8)	(5)%	1,558.8	19%
Net margin	1,110.1	869.9	907.3	240.2	28%	(37.4)	(4)%
Operating costs	296.4	236.6	223.8	59.8	25%	12.8	6%
Depreciation and amortization	124.1	89.2	74.3	34.9	39%	14.9	20%
Gain (loss) on sale of assets	(0.6)	0.8	(1.0)	(1.4)	*	1.8	*
Operating income	$689.0	$544.9	$608.2	$144.1	26%	$(63.3)	(10)%

Equity earnings from investments	$27.3	$22.0	$20.7	$5.3	24%	$1.3	6%
Allowance for equity funds used during construction	$14.7	$30.4	$13.5	$(15.7)	(52)%	$16.9	*
Capital expenditures	$798.0	$1,128.3	$968.5	$(330.3)	(29)%	$159.8	16%
Cash paid for acquisitions, net of cash received	$800.0	$153.0	$—	$647.0	*	$153.0	*
* Percentage change is greater than 100 percent.

Several factors contributed to increased propane demand and price in the first quarter 2014, which impacted our results of operations in 2014. In the fourth quarter 2013, we experienced high propane demand for crop drying and increased heating demand due to colder than normal weather that continued into the first quarter 2014. In response to increased demand, propane prices at the Mid-Continent market center at Conway, Kansas, increased significantly, compared with propane prices at the Gulf Coast market center at Mont Belvieu, Texas. To help meet the demand and capture the wider location price differentials between these two markets, we utilized our assets to deliver more propane into the Mid-Continent region from the Gulf Coast region. The price of propane in the Mid-Continent market and the wider location price differentials between the Mid-Continent and Gulf Coast market centers peaked in late January 2014 and returned to historical levels by the end of February 2014 as supply and demand balanced.

The recent volatility in crude oil prices has also impacted NGL prices, as NGL prices are generally linked to crude oil prices. These price decreases affected our NGL sales revenues and cost of sales.

Ethane rejection in the Rocky Mountain and Mid-Continent regions continued in 2014 as expected, resulting in available capacity on our pipelines that connect the Mid-Continent and Gulf Coast market centers, a portion of which we were able to utilize for optimization activities, including the delivery of propane into the Mid-Continent region during the first quarter 2014. Severely cold weather in the first quarter 2014 caused wellhead freeze-offs, which also reduced volumes.

2014 vs. 2013 - Net margin increased primarily as a result of the following:

•
an increase of $157.4 million in exchange-services and transportation margins, which resulted from increased volumes from new plants connected in the Williston Basin and Mid-Continent region, and higher fees for exchange-services activities resulting from contract renegotiations, offset partially by lower volumes from the termination of a contract;

•
an increase of $79.8 million in optimization and marketing margins, which resulted from a $31.4 million increase due primarily to wider realized NGL product price differentials; a $25.2 million increase in marketing margins related primarily to increased weather-related seasonal demand for propane during the first quarter 2014, and marketing and truck and rail activities in the second, third and fourth quarters 2014; and a $23.2 million increase due primarily to significantly wider NGL location price differentials, primarily related to increased weather-related seasonal demand for propane during the first quarter 2014, offset partially by lower optimization volumes in the second, third and fourth quarters 2014 when differentials narrowed; and

•	an increase of $22.8 million related to higher isomerization volumes, resulting from the wider NGL product price differential between normal butane and iso-butane; offset partially by

•	a decrease of $18.3 million resulting from the impact of ethane rejection, which resulted in lower NGL volumes; and

•	a decrease of $6.0 million due to the impact of lower operational measurement gains.

Operating costs increased primarily as a result of the completion of our growth projects, which include the following:

•	an increase of $20.1 million due to higher outside services expenses associated primarily with scheduled maintenance and the growth of operations related to completed capital projects;

•	an increase of $15.5 million due to higher ad valorem taxes related to our completed capital projects;

•	an increase of $14.9 million due to higher employee-related costs due primarily to higher labor and employee benefit costs; and

•	an increase of $3.4 million due to higher chemical, materials and supplies expense.

Depreciation and amortization expense increased due primarily to the depreciation associated with our completed capital projects.

Equity earnings increased in 2014, compared with 2013, due primarily to higher volumes delivered to Overland Pass Pipeline from our Bakken NGL Pipeline that was placed in service in April 2013 and revenues from minimum volume agreements, offset partially by increased ethane rejection and higher operating costs.

Capital expenditures decreased due primarily to timing of expenditures on our growth projects discussed above. Allowance for equity funds used during construction decreased due to the completion of all of our regulated projects.

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

•	an increase of $19.5 million due to the impact of operational measurement gains of approximately $9.7 million in 2013, compared with losses of approximately $9.8 million in 2012; and

•	an increase of $10.5 million in storage margins due primarily to contract renegotiations.

Operating costs increased primarily as a result of the growth of our operations and reflect the following:

•	an increase of $5.4 million due to higher ad valorem taxes related to our completed capital projects; and

•
an increase of $5.0 million in employee-related costs due to higher labor and employee benefit costs due to the growth of our operations related to our completed capital projects, offset partially by lower incentive compensation costs.

Depreciation and amortization expense increased due primarily to the depreciation associated with our completed capital projects.

Equity earnings increased compared with 2012 due primarily to higher volumes delivered to Overland Pass Pipeline from our Bakken NGL Pipeline that was placed in service in April 2013, offset partially by reduced volumes as a result of ethane rejection. The impact of ethane rejection reduced equity earnings by $13.3 million compared with 2012.

Capital expenditures and the allowance for equity funds used during construction increased due primarily to our growth projects discussed above. In 2013, we also completed the Sage Creek acquisition in the NGL-rich Niobrara Shale area of the Powder River Basin that included natural gas liquids gathering pipelines.

Selected Operating Information - The following tables set forth selected operating information for our Natural Gas Liquids segment for the periods indicated:

	Years Ended December 31,
Operating Information	2014	2013	2012
NGL sales (MBbl/d)	615	657	572
NGLs transported - gathering lines (MBbl/d) (a)	533	547	520
NGLs fractionated (MBbl/d) (b)	522	535	574
NGLs transported - distribution lines (MBbl/d) (a)	408	435	491
Average Conway-to-Mont Belvieu OPIS price differential - ethane in ethane/propane mix ($/gallon)	$0.05	$0.04	$0.17
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.

2014 vs. 2013 - NGLs transported on gathering lines and NGLs fractionated decreased due primarily to the termination of a low margin contract and increased ethane rejection in the Mid-Continent and Rocky Mountain regions, offset partially by volumes from new plants connected in the Williston Basin and Mid-Continent region and from the West Texas LPG system acquired in November 2014.

NGLs transported on distribution lines decreased due primarily to lower volumes transported for our optimization business due to narrower location price differentials during the second, third and fourth quarters 2014 between the Conway and Mont Belvieu market centers and increased ethane rejection, offset partially by an increase in exchange volumes delivered to Mont Belvieu due to the completed Sterling III Pipeline, which was placed in service in March 2014; and higher NGL volumes, primarily propane, during the first quarter 2014, transported to the Mid-Continent region due to increased demand.

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

Natural Gas Pipelines

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Pipelines segment for the periods indicated:

				Variances		Variances
	Years Ended December 31,			2014 vs. 2013		2013 vs. 2012
Financial Results	2014	2013	2012	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$270.5	$233.0	$220.9	$37.5	16%	$12.1	5%
Storage revenues	64.0	70.4	68.7	(6.4)	(9)%	1.7	2%
Natural gas sales and other revenues	15.9	22.1	30.8	(6.2)	(28)%	(8.7)	(28)%
Cost of sales	21.9	39.8	34.3	(17.9)	(45)%	5.5	16%
Net margin	328.5	285.7	286.1	42.8	15%	(0.4)	—%
Operating costs	111.0	101.2	101.9	9.8	10%	(0.7)	(1)%
Depreciation and amortization	43.3	43.5	45.7	(0.2)	—%	(2.2)	(5)%
Gain (loss) on sale of assets	6.8	10.6	5.3	(3.8)	(36)%	5.3	100%
Operating income	$181.0	$151.6	$143.8	$29.4	19%	$7.8	5%

Equity earnings from investments	$69.8	$65.0	$73.2	$4.8	7%	$(8.2)	(11)%
Capital expenditures	$43.0	$34.7	$25.4	$8.3	24%	$9.3	37%
Cash paid for acquisitions	$14.0	$—	$—	$14.0	*	$—	—%
* Percentage change is greater than 100 percent.

2014 vs. 2013 - Net margin increased primarily as a result of the following:

•
an increase of $26.3 million due to higher transportation revenues primarily from increased rates on intrastate pipelines, higher contracted capacity and rates on Midwestern Gas Transmission and increased interruptible transportation revenues from higher natural gas volumes transported;

•
an increase of $17.6 million from higher short-term natural gas storage services due to higher park-and-loan activity as a result of weather-related seasonal demand primarily in the first quarter 2014 and greater capacity available for such services;

•	an increase of $5.1 million due to increased park-and-loan services on our interstate pipelines as a result of weather-related seasonal demand in the first quarter 2014;

•	an increase of $5.0 million from higher net retained fuel due to higher natural gas prices and natural gas volumes retained; and

•	an increase of $3.1 million from additional storage services to meet utility customers’ peak-day demand; offset partially by

•	a decrease of $14.3 million due to lower storage revenues from lower contracted firm capacity.

Operating costs increased primarily as a result of increased employee-related costs due to higher labor and employee benefit costs, as well as higher expenditures for outside services associated with scheduled maintenance and higher materials and supplies expenses.

Gain on sale of assets decreased in 2014 as a result of excess pad gas sales of $6.8 million compared with $10.5 million in the prior year.

Equity earnings from our investments increased $4.8 million due primarily to increased park-and-loan services on Northern Border Pipeline as a result of increased weather-related seasonal demand in the first quarter 2014, offset partially by lower contracted capacity. Substantially all of Northern Border Pipeline’s long-haul transportation capacity has been contracted through March 2016.

2013 vs. 2012 - Operating income increased in 2013, compared with 2012, reflecting an increase in transportation margins of $9.6 million due primarily to higher rates on Guardian Pipeline and higher contracted capacity with natural gas producers on our intrastate pipelines, offset partially by a decrease of $3.9 million from lower net retained fuel. Operating costs included an increase of $2.4 million due to higher employee-benefit costs. Gain on sale of assets increased in 2013 from 2012 due primarily to a $10.5 million gain on excess pad gas sales in 2013 as a result of storage optimization review that resulted in additional working natural gas capacity of 2.0 Bcf; 2012 results reflected a gain on sale of a natural gas pipeline lateral of $5.7 million.

Equity earnings from our investments decreased in 2013, compared with 2012, due to reduced transportation rates resulting from a Northern Border Pipeline rate settlement, effective January 1, 2013. The new long-term transportation rates are approximately 11 percent lower than previous rates, which reduced our equity earnings and cash distributions compared with 2012.

	Years Ended December 31,
Operating Information (a)	2014	2013	2012
Natural gas transportation capacity contracted (MDth/d)	5,781	5,524	5,366
Transportation capacity subscribed	91%	90%	89%
Average natural gas price
Mid-Continent region ($/MMBtu)	$4.33	$3.61	$2.64
(a) - Includes volumes for consolidated entities only.

Our natural gas pipelines primarily serve end users such as natural gas distribution and electric-generation companies that require natural gas to operate their businesses regardless of location price differentials.  The development of shale and other resource areas has continued to increase available natural gas supply resulting in narrower location and seasonal price differentials. As additional supply is developed, we expect producers to demand incremental services in the future to transport their production to market.  The abundance of shale gas supply and new regulations on emissions from coal-fired electric-generation plants may also increase the demand for our services from electric-generation companies as they convert to a natural gas fuel source.  Conversely, contracted capacity by certain customers that are focused on capturing location or seasonal price differentials may decrease in the future due to narrowing price differentials. Overall, we expect our fee-based earnings to remain relatively stable with growth in certain market areas as the development of shale and other resource areas continues.

In August 2014, Viking Gas Transmission filed a “Stipulation and Agreement in Resolutions of All Issues Concerning Adjustment in Rates of Viking Gas Transmission Company” (settlement) with the FERC. The settlement was approved on October 1, 2014, and became final on October 31, 2014. Rates under the settlement became effective January 1, 2015, and we do not expect the settlement to materially impact us.

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

A reconciliation of Adjusted EBITDA for the years ended December 31, 2014, 2013 and 2012, to net income, which is the nearest comparable GAAP financial measure, is as follows:

	Years Ended
	December 31,
(Unaudited)	2014	2013	2012
Reconciliation of Net Income to Adjusted EBITDA	(Thousands of dollars)
Net income	$911,335	$803,983	$888,428
Interest expense	281,908	236,714	206,018
Depreciation and amortization	291,236	236,743	203,101
Impairment charges (a)	76,412	—	—
Income taxes	12,668	10,858	10,105
Allowance for equity funds used during construction	(14,937)	(30,522)	(13,648)
Adjusted EBITDA	$1,558,622	$1,257,776	$1,294,004
(a) - Amount includes $23.0 million for our proportionate share of the long-lived asset impairment charge of our equity method investment in Bighorn Gas Gathering and $53.4 million impairment charge for our investment in Bighorn Gas Gathering.

Adjusted EBITDA increased for the year ended December 31, 2014, compared with 2013, due primarily to increases in operating income, which are discussed in “Financial Results and Operating Information.”

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

While our net margin is primarily derived from fee-based contracts, a portion of our net margin is dependent upon the prevailing and future prices for NGLs, crude oil and natural gas. Commodity prices are dependent on numerous factors beyond our control, such as overall crude oil and natural gas supply and demand and inventories in relevant markets, economic conditions, the global political environment, regulatory developments and competition from other energy sources. These commodity prices historically have been volatile and may be subject to significant fluctuations in the future. For example, WTI crude oil prices declined to less than $50.00 per barrel in early 2015, compared with approximately $90.00 per barrel in September 2014. NYMEX natural gas prices also declined to approximately $3.00 per MMBtu in early 2015, compared with prices in excess of $4.00 per MMBtu in September 2014.

We use hedges to partially mitigate our near-term sensitivity to fluctuations in the natural gas, crude oil and NGL prices received for our equity volumes. As of February 2015, we had hedged 80 percent, 33 percent and 44 percent of our expected 2015 equity natural gas, NGL and condensate volumes, respectively. Currently, we do not have hedges in place for any of our expected equity volumes beyond 2015.

We expect the energy commodity price environment to remain depressed for at least the near term, which has caused crude oil and natural gas producers to announce plans for reduced drilling for crude oil and natural gas, which we expect will slow volume growth, or reduce the volumes of natural gas and NGLs delivered on to our systems. These conditions are expected to adversely impact our results of operations and cash flows. If the current energy commodity price environment persists for a prolonged period or declines further, it could have a material adverse effect on our financial position, results of operations and cash flows.

We continue to have access to our Partnership Credit Agreement, which we expect to be adequate to fund short-term liquidity needs. In February 2015, we notified our lenders of our intent to exercise our option to increase the capacity of the facility to an aggregate of $2.4 billion by increased commitments from existing lenders and/or commitments from one or more new lenders, which is pending lenders’ approval. While our lenders are not obligated to increase the capacity of the facility, we expect to receive sufficient commitments to increase the facility to $2.4 billion.

If the low commodity prices persist throughout 2015, we expect it to have an adverse impact on our volumes and margins. We are responding by aligning our operating costs and capital-growth projects with the needs of crude oil and natural gas producers, which includes suspending, reducing or eliminating certain capital-growth projects; limiting increases of distributions to our limited partners and negotiating various contract enhancements. We continue to seek opportunities to convert our POP contracts to fee-based contracts or increase the fee component in our POP contracts.

Our ability to continue to access capital markets for debt and equity financing under reasonable terms depends on our financial condition, credit ratings and market conditions. The recent decline in commodity prices has resulted in a decrease in our common unit price, which is expected to increase our debt and equity financing costs. While lower commodity prices and industry uncertainty may result in increased financing costs, we believe we have sufficient access to the financial resources and liquidity necessary to meet our requirements for working capital, debt service payments and capital expenditures.

During 2014, we utilized cash from operations, our commercial paper program and proceeds from our equity issuances, including our May 2014 equity offering and our “at-the-market” equity program, to fund our short-term liquidity needs and capital projects. See discussion under “Short-term Liquidity” and “Long-term Financing” for more information.

Capital Structure - The following table sets forth our capitalization structure at the dates indicated:

	December 31,
	2014	2013
Long-term debt	50%	55%
Equity	50%	45%
Debt (including notes payable)	54%	55%
Equity	46%	45%

Cash Management - We use a centralized cash management program that concentrates the cash assets of our operating subsidiaries in joint accounts for the purposes of providing financial flexibility and lowering the cost of borrowing, transaction costs and bank fees.  Our centralized cash management program provides that funds in excess of the daily needs of our operating subsidiaries are concentrated, consolidated or made available for use by other entities within our consolidated group. Our operating subsidiaries participate in this program to the extent they are permitted pursuant to FERC regulations or our operating agreement.  Under the cash management program, depending on whether a participating subsidiary has short-term cash surpluses or cash requirements, the Intermediate Partnership provides cash to the subsidiary or the subsidiary provides cash to the Intermediate Partnership.

Short-term Liquidity - Our principal sources of short-term liquidity consist of cash generated from operating activities, distributions received from our equity method investments and proceeds from our commercial paper program. To the extent commercial paper is unavailable, the Partnership Credit Agreement may be used.

The total amount of short-term borrowings authorized by our general partner’s Board of Directors is $2.5 billion.  At December 31, 2014, we had $1.1 billion of commercial paper outstanding, $14 million of letters of credit issued and no borrowings outstanding under our Partnership Credit Agreement.  At December 31, 2014, we had approximately $42.5 million of cash and cash equivalents and approximately $630.7 million of credit available under the Partnership Credit Agreement.  As of December 31, 2014, we could have issued $3.3 billion of short- and long-term debt to meet our liquidity needs under the most restrictive provisions contained in our various borrowing agreements.

The weighted-average interest rate at December 31, 2014, on our short-term borrowings was 0.54 percent. Based on the forward LIBOR curve, we expect the interest rates on our short-term borrowings to increase in 2015, compared with interest rates on amounts outstanding at December 31, 2014.

Our Partnership Credit Agreement, which was amended and restated effective on January 31, 2014, and expires in January 2019, is a $1.7 billion revolving credit facility and includes a $100 million sublimit for the issuance of standby letters of credit, a $150 million swingline sublimit and an option to request an increase in the size of the facility to an aggregate of $2.4 billion by either commitments from new lenders or increased commitments from existing lenders. Our Partnership Credit Agreement is available for general partnership purposes. During the second quarter 2014, we increased the size of our commercial paper program to $1.7 billion from $1.2 billion. In addition, in February 2015, we notified our lenders of our intent to exercise our option to increase the capacity of the facility to an aggregate of $2.4 billion by increased commitments from existing lenders and/or commitments from one or more new lenders, which is pending lenders’ approval. Amounts outstanding under our commercial paper program reduce the borrowing capacity under our Partnership Credit Agreement.

Our Partnership Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in our credit rating. Under the terms of the Partnership Credit Agreement, based on our current credit rating, borrowings, if any, will accrue at LIBOR plus 117.5 basis points, and the annual facility fee is 20 basis points. Our Partnership Credit Agreement is guaranteed fully and unconditionally by the Intermediate Partnership.

Our Partnership Credit Agreement contains financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our Partnership Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1.  If we consummate one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter in which the acquisition was completed and the two following quarters.  As a result of the West Texas LPG acquisition we completed in the fourth quarter 2014, the allowable ratio of indebtedness to adjusted EBITDA increased to 5.5 to 1 through the second quarter 2015. If we were to breach certain covenants in our Partnership Credit Agreement, amounts outstanding under our Partnership Credit Agreement, if any, may become due and payable immediately. At December 31, 2014, our ratio of indebtedness to adjusted EBITDA was 3.7 to 1, and we were in compliance with all covenants under our Partnership Credit Agreement.

Financing for the West Texas LPG acquisition came from available cash on hand and borrowings under our existing $1.7 billion commercial paper program. See additional discussion of this acquisition in the “Financial Results and Operating Information” section in our Natural Gas Liquids segment.

Borrowings under our Partnership Credit Agreement and our senior notes are nonrecourse to ONEOK, and ONEOK does not guarantee our debt, commercial paper or other similar commitments.

Long-term Financing - In addition to our principal sources of short-term liquidity discussed above, we expect to fund our longer-term cash requirements by issuing common units or long-term notes.  Other options to obtain financing include, but are not limited to, issuance of convertible debt securities and asset securitization, and the sale and lease back of facilities.

Our ability to obtain financing is subject to changes in the debt and equity markets, and there is no assurance we will be able or willing to access the public or private markets in the future.  We may choose to meet our cash requirements by utilizing some combination of cash flows from operations, borrowing under our commercial paper program or our Partnership Credit Agreement, altering the timing of controllable expenditures, restricting future acquisitions and capital projects, or pursuing other debt or equity financing alternatives.  Some of these alternatives could involve higher costs or negatively affect our credit ratings, among other factors.  Based on our investment-grade credit ratings, general financial condition and market expectations regarding our future earnings and projected cash flows, we believe that we will be able to meet our cash requirements and maintain our investment-grade credit ratings.

Debt Issuances - In September 2013, we completed an underwritten public offering of $1.25 billion of senior notes, consisting of $425 million, 3.2 percent senior notes due 2018, $425 million, 5.0 percent senior notes due 2023 and $400 million, 6.2 percent senior notes due 2043. A portion of the net proceeds from the offering of approximately $1.24 billion was used to repay amounts outstanding under our commercial paper program, and the balance was used for general partnership purposes, including but not limited to capital expenditures and acquisitions.

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

We have an “at-the-market” equity program for the offer and sale from time to time of our common units. In November 2014, we entered into an equity distribution agreement in the aggregate amount of $650 million. The program allows us to offer and sell our common units at prices we deem appropriate through a sales agent. Sales of common units are made by means of ordinary brokers’ transactions on the NYSE, in block transactions, or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common units under the program. During 2014, we utilized the remainder of our previous equity distribution agreement in the aggregate amount of $300 million. At December 31, 2014, we had approximately $514 million of registered common units available for issuance under our “at-the-market” equity program.

During the three months ended December 31, 2014, we sold approximately 3.5 million common units through our “at-the-market” equity program. The gross proceeds, including ONEOK Partners GP’s contribution to maintain its 2 percent general partner interest in us, were approximately $158.7 million. Net cash proceeds, after deducting agent commissions and other related costs, were approximately $156.7 million, which were used for general partnership purposes.

During the year ended December 31, 2014, we sold approximately 7.9 million common units through our “at-the-market” equity program. The gross proceeds, including ONEOK Partners GP’s contribution to maintain its 2 percent general partner interest in us, were approximately $408.1 million. Net cash proceeds, after deducting agent commissions and other related costs, were approximately $402.1 million, which were used for general partnership purposes.

As a result of these transactions, ONEOK’s aggregate ownership interest in us decreased to 37.8 percent at December 31, 2014, from 41.2 percent at December 31, 2013.

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

During the three months ended December 31, 2013, we sold approximately 471 thousand common units through our “at-the-market” equity program. The gross proceeds, including ONEOK Partners GP’s contribution to maintain its 2 percent general partner interest in us, were approximately $19.9 million. Net cash proceeds, after deducting agent commissions and other related costs, were approximately $19.9 million, which were used for general partnership purposes.

During the year ended December 31, 2013, we sold approximately 681 thousand common units through our “at-the-market” equity program. The gross proceeds, including ONEOK Partners GP’s contribution to maintain its 2 percent general partner interest in us, were approximately $36.6 million. Net cash proceeds, after deducting agent commissions and other related costs, were approximately $36.1 million, which were used for general partnership purposes.

In March 2012, we completed an underwritten public offering of 8.0 million common units at a public offering price of $59.27 per common unit, generating net proceeds of approximately $460 million. We also sold 8.0 million common units to ONEOK in a private placement, generating net proceeds of approximately $460 million. In conjunction with the issuances, ONEOK Partners GP contributed approximately $19 million in order to maintain its 2 percent general partner interest in us. We used the net proceeds from the issuances to repay $295 million of borrowings under our commercial paper program, to repay amounts on the maturity of our $350 million, 5.9 percent senior notes due in April 2012 and for other general partnership purposes, including capital expenditures.

Interest-rate Swaps - We have entered into forward-starting interest-rate swaps to hedge the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. At December 31, 2014, we had forward-starting interest-rate swaps with notional amounts totaling $900 million that were designated as cash flow hedges of which $400 million have settlement dates of more than 12 months and $500 million have settlement dates of less than 12 months.

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

Capital expenditures were approximately $1.7 billion, $1.9 billion and $1.6 billion for 2014, 2013 and 2012, respectively. Capital expenditures in 2014 were less than 2013 capital expenditures due primarily to the timing of expenditures on growth projects in our Natural Gas Gathering and Processing and Natural Gas Liquids segments. Capital expenditures increased for 2013, compared with 2012, due primarily to growth projects in our Natural Gas Gathering and Processing and Natural Gas Liquids segments.

The following tables set forth our growth and maintenance capital expenditures, excluding AFUDC, for the periods indicated:

Growth Capital Expenditures	2014	2013	2012
	(Millions of dollars)
Natural Gas Gathering and Processing	$858.0	$747.6	$544.7
Natural Gas Liquids	751.4	1,087.8	912.4
Natural Gas Pipelines	9.7	11.4	1.2
Total growth capital expenditures	$1,619.1	$1,846.8	$1,458.3

Maintenance Capital Expenditures	2014	2013	2012
	(Millions of dollars)
Natural Gas Gathering and Processing	$40.9	$26.8	$21.4
Natural Gas Liquids	46.6	40.5	56.1
Natural Gas Pipelines	33.3	23.3	24.2
Other	6.1	1.9	0.5
Total maintenance capital expenditures	$126.9	$92.5	$102.2

In addition to the capital expenditures discussed above, we completed the acquisition of the West Texas LPG system from affiliates of Chevron Corporation for approximately $800 million in November 2014. In 2013, we completed for $305 million the Sage Creek acquisition of certain natural gas gathering and processing, and natural gas liquids facilities in Converse and Campbell counties, Wyoming, in the NGL-rich Niobrara Shale formation of the Powder River Basin. We also acquired the remaining 30 percent undivided interest in the Maysville, Oklahoma, natural gas processing facility for $90 million during 2013. For additional discussion, see Note B to the Notes to Consolidated Financial Statements.

The following table summarizes our 2015 projected growth and maintenance capital expenditures, excluding AFUDC:

2015 Projected Capital Expenditures	Growth	Maintenance	Total
	(Millions of dollars)
Natural Gas Gathering and Processing	$721	$40	$761
Natural Gas Liquids	253	58	311
Natural Gas Pipelines	111	28	139
Other	—	16	16
Total projected capital expenditures	$1,085	$142	$1,227

Projected 2015 capital expenditures are lower than 2014 capital expenditures due to suspending certain growth capital expenditures as discussed in “Growth Projects” in the Natural Gas Gathering and Processing and Natural Gas Liquids segments in Financial Results and Operating Information.  We have approximately $2.1 billion to $3.0 billion of projects in various stages of construction, including approximately $2.2 billion in new projects and acquisitions announced in 2014.  We expect to continue to finance future capital expenditures with a combination of operating cash flows, short- and long-term debt and the issuance of common units.

Unconsolidated Affiliates - The Overland Pass Pipeline Company limited liability company agreement provides that distributions to Overland Pass Pipeline Company’s members are to be made on a pro rata basis according to each member’s ownership interest.  The Overland Pass Pipeline Company Management Committee determines the amount and timing of such distributions.  Any changes to, or suspension of, cash distributions from Overland Pass Pipeline Company requires the unanimous approval of the Overland Pass Pipeline Management Committee.  Cash distributions are equal to 100 percent of available cash as defined in the limited liability company agreement.

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

West Texas LPG Pipeline - The limited partnership agreement of West Texas LPG Pipeline Limited Partnership (WTLPG) provides that distributions to the partners are to be made on a pro rata basis according to each partner’s ownership interest. Cash distributions to the partners for a calendar quarter are currently declared and paid by WTLPG in the next succeeding calendar quarter. Any changes to, or suspension of, the cash distributions from WTLPG requires the approval of a minimum of 90 percent of the ownership interest and a minimum of two general partners of WTLPG. Cash distributions are equal to 100 percent of distributable cash as defined in the limited partnership agreement of WTLPG.

Credit Ratings - Our long-term debt credit ratings as of January 16, 2015, are shown in the table below:

Rating Agency	Rating	Outlook
Moody’s	Baa2	Stable
S&P	BBB	Stable

Our commercial paper program is rated Prime-2 by Moody’s and A-2 by S&P.  Our credit ratings, which are currently investment grade, may be affected by a material change in our financial ratios or a material event affecting our business and industry.  The most common criteria for assessment of our credit ratings are the debt-to-EBITDA ratio, interest coverage, business risk profile and liquidity.

In February 2014, S&P affirmed our current rating and revised its outlook to stable. However, recent declines in the energy commodity price environment and potential adverse impacts on our results of operations and cash flows could cause the credit rating agencies to downgrade our credit ratings. If our credit ratings were downgraded, our cost to borrow funds under our commercial paper program or Partnership Credit Agreement would increase, and a potential loss of access to the commercial paper market could occur.  In the event that we are unable to borrow funds under our commercial paper program and there has not been a material adverse change in our business, we would continue to have access to our Partnership Credit Agreement, which expires in January 2019.  An adverse rating change alone is not a default under our Partnership Credit Agreement.

In the normal course of business, our counterparties provide us with secured and unsecured credit.  In the event of a downgrade in our credit ratings or a significant change in our counterparties’ evaluation of our creditworthiness, we could be required to provide additional collateral in the form of cash, letters of credit or other negotiable instruments as a condition of continuing to conduct business with such counterparties. We may be required to fund margin requirements with our counterparties with cash, letters of credit or other negotiable instruments. There were no financial derivative instruments with contingent features related to credit risk that were in a net liability position at December 31, 2014.

Cash Distributions - We distribute 100 percent of our available cash, as defined in our Partnership Agreement that generally consists of all cash receipts less adjustments for cash disbursements and net change to reserves, to our general and limited partners.  Distributions are allocated to our general partner and limited partners according to their partnership percentages of 2 percent and 98 percent, respectively.  The effect of any incremental allocations for incentive distributions to our general partner is calculated after the allocation to the general partner’s partnership interest and before the allocation to the limited partners.

The following table sets forth cash distributions paid, including our general partner’s incentive distribution rights, during the periods indicated:

	Years Ended December 31,
	2014	2013	2012
	(Millions of dollars)
Common unitholders	$506.5	$430.4	$370.5
Class B unitholders	219.7	209.5	189.0
General partner	326.0	269.8	201.4
Noncontrolling interests	0.5	0.6	0.8
Total cash distributions paid	$1,052.7	$910.3	$761.7

For the years ended December 31, 2014, 2013 and 2012, cash distributions paid to our general partner included incentive distributions of $305.0 million, $251.7 million and $186.1 million, respectively.

In January 2015, our general partner declared a cash distribution of $0.79 per unit ($3.16 per unit on an annualized basis) for the fourth quarter 2014, which was paid on February 13, 2015, to unitholders of record as of January 31, 2015.

Additional information about our cash distributions is included in “Cash Distribution Policy” under Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, and Item 13, Certain Relationships and Related Transactions, and Director Independence.

Commodity Prices - We are subject to commodity price volatility.  Significant fluctuations in commodity prices will affect our overall liquidity due to the impact commodity price changes have on our cash flows from operating activities, including the impact on working capital for NGLs and natural gas held in storage, margin requirements and certain energy-related receivables. The recent decline in commodity prices has contributed to a decrease in our unit price. While lower commodity prices and industry uncertainty may increase debt and equity financing costs, we expect to have sufficient liquidity to finance our announced capital growth projects. We believe that our available credit and cash and cash equivalents are adequate to meet liquidity requirements associated with commodity price volatility.  See discussion under “Commodity Price Risk” in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for information on our hedging activities.

CASH FLOW ANALYSIS

We use the indirect method to prepare our Consolidated Statements of Cash Flows.  Under this method, we reconcile net income to cash flows provided by operating activities by adjusting net income for those items that impact net income but do not result in actual cash receipts or payments during the period and for operating cash items that do not impact net income.  These reconciling items include depreciation and amortization, allowance for equity funds used during construction, gain or loss on sale of assets, deferred income taxes, equity earnings from investments, distributions received from unconsolidated affiliates and changes in our assets and liabilities not classified as investing or financing activities.

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Years Ended December 31,
	2014	2013	2012
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$1,309.8	$1,007.7	$946.1
Investing activities	(2,533.0)	(2,326.1)	(1,545.2)
Financing activities	1,131.2	915.8	1,101.1
Change in cash and cash equivalents	(92.0)	(402.6)	502.0
Cash and cash equivalents at beginning of period	134.5	537.1	35.1
Cash and cash equivalents at end of period	$42.5	$134.5	$537.1

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

2014 vs. 2013 - Cash flows from operating activities, before changes in operating assets and liabilities, were $1.3 billion for 2014, compared with $1.0 billion for 2013.  The increase was due primarily to an increase in net margin as discussed in “Financial Results and Operating Information.” Distributions received from unconsolidated affiliates also increased, due primarily to Norther Border Pipeline.

The changes in operating assets and liabilities increased operating cash flows $41.0 million for 2014, compared with an increase of $8.1 million for 2013.  This change is due primarily to the change in accounts receivable and accounts payable resulting from the timing of receipt of cash from customers and payments to vendors and suppliers, which vary from period to period, and the decrease in commodity imbalances. This change is also due to the change in NGL volumes in storage and commodity imbalances.

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

The changes in operating assets and liabilities increased operating cash flows $8.1 million for 2013, compared with a decrease of $129.3 million for 2012.  This change is due primarily to the settlement of our interest-rate swaps associated with our $1.3 billion debt issuance in September 2012, the change in accounts receivable and accounts payable resulting from the timing of receipt of cash from customers and payments to vendors and suppliers, which vary from period to period, and the decrease in NGL volumes in storage and commodity imbalances.

Investing Cash Flows - Cash used in investing activities increased for 2014, compared with 2013, due primarily to the cash paid for the West Texas LPG acquisition. This increase was offset partially by decreased capital expenditures primarily in our Natural Gas Liquids segment due to the timing of expenditures on our growth projects.

Cash used in investing activities increased for 2013, compared with 2012, due primarily to increased capital expenditures on our growth projects in our Natural Gas Gathering and Processing, and Natural Gas Liquids segments, as well as expenditures for the Sage Creek acquisition and the remaining 30 percent interest in the Maysville, Oklahoma, natural gas processing facility.

Financing Cash Flows - Cash provided by financing activities increased for 2014, compared with 2013, due primarily to proceeds from the borrowing of notes payable associated with completing the West Texas LPG acquisition and increased proceeds from our issuances of common units. These increases were offset partially by higher distributions paid.

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

The following is a summary of our most critical accounting policies, which are defined as those estimates and policies most important to the portrayal of our financial condition and results of operations and requiring our management’s most difficult, subjective or complex judgment, particularly because of the need to make estimates concerning the impact of inherently uncertain matters.  We have discussed the development and selection of our estimates and critical accounting policies with the Audit Committee of the Board of Directors of ONEOK Partners GP.

Derivatives and Risk Management - We utilize derivatives to reduce our market risk exposure to commodity price and interest-rate fluctuations and to achieve more predictable cash flows.  The accounting for changes in the fair value of a derivative instrument depends on whether it qualifies and has been designated as part of a hedging relationship.  When possible, we implement effective hedging strategies using derivative financial instruments that qualify as hedges for accounting purposes. We have not used derivative instruments for trading purposes.

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

Impairment of Goodwill and Long-Lived Assets, including Intangible Assets - We assess our goodwill for impairment at least annually as of July 1.  Our goodwill impairment analysis performed as of July 1, 2014, did not result in an impairment charge nor did our analysis reflect any reporting units at risk, and subsequent to that date, no event has occurred indicating that the implied fair value of each of our reporting units (including its implied goodwill) is less than the carrying value of its net assets. There were also no impairment charges resulting from our 2013 or 2012 impairment tests.

As part of our goodwill impairment test, we first assess qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance) to determine whether it is more likely than not that the fair value of each of our reporting units is less than its carrying amount. If further testing is necessary, we perform a two-step impairment test for goodwill. In the first step, an initial assessment is made by comparing the fair value of a reporting unit with its book value, including goodwill.  If the fair value is less than the book value, an impairment is indicated, and we must perform a second test to measure the amount of the impairment. In the second test, we calculate the implied fair value of the goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value determined in step one of the assessment. If the carrying value of the goodwill exceeds the implied fair value of the goodwill, we will record an impairment charge.

To estimate the fair value of our reporting units, we use two generally accepted valuation approaches, an income approach and a market approach, using assumptions consistent with a market participant’s perspective.  Under the income approach, we use anticipated cash flows over a period of years plus a terminal value and discount these amounts to their present value using appropriate discount rates.  Under the market approach, we apply EBITDA multiples to forecasted EBITDA.  The multiples used are consistent with historical asset transactions.  The forecasted cash flows are based on average forecasted cash flows for a reporting unit over a period of years.

The following table sets forth our goodwill, by segment, for the periods indicated:

	December 31, 2014	December 31, 2013
	(Thousands of dollars)
Natural Gas Gathering and Processing	$112,141	$112,141
Natural Gas Liquids	247,566	247,566
Natural Gas Pipelines	129,011	129,011
Total goodwill	$488,718	$488,718

We assess our long-lived assets, including intangible assets with finite useful lives, for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable.  An impairment is indicated if the carrying amount of a long-lived asset exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset.  If an impairment is indicated, we record an impairment loss equal to the difference between the carrying value and the fair value of the long-lived asset.  We determined that there were no asset impairments in 2014, 2013 or 2012.

For the investments we account for under the equity method, the impairment test considers whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary.  Therefore, we periodically reevaluate the amount at which we carry our equity method investments to determine whether current events or circumstances warrant adjustments to our carrying value.  We determined that there were no impairments to our investments in unconsolidated affiliates in 2013 or 2012.

Historically, low natural gas prices and the relatively higher crude oil and NGL prices compared with natural gas on a heating-

value basis have caused producers primarily to focus development efforts on crude oil and NGL-rich supply basins rather than areas with dry natural gas production, such as coal-bed methane areas in the Powder River Basin.  The reduced coal-bed methane development activities and natural production declines in the dry natural gas formations of the Powder River Basin have resulted in lower natural gas volumes available to be gathered.  While the reserve potential in the dry natural gas formations of the Powder River Basin still exists, future drilling and development in this area will be affected by commodity prices and producers’ alternative prospects.

During 2014, the volumes gathered on the Bighorn Gas Gathering system, in which we own a 49 percent equity interest and which operates in the coal-bed methane area of the Powder River Basin, declined at a rate greater than in prior periods and greater than expected. Due to these additional declines in volumes, Bighorn Gas Gathering recorded an impairment of its underlying assets in September 2014, when the operator determined that the volume decline would be sustained for the foreseeable future. As a result of these developments, we reviewed our equity method investment in Bighorn Gas Gathering for impairment and recorded noncash impairment charges totaling $76.4 million related to Bighorn Gas Gathering. The noncash impairment charges are included in equity earnings from investments in our accompanying Consolidated Statements of Income. The net book value of our equity method investment in Bighorn Gas Gathering is $7.9 million at December 31, 2014, and no equity method goodwill remains. We determined there were no impairments to investments in unconsolidated affiliates in 2013 or 2012.

A continued decline in volumes gathered in the coal-bed methane area of the Powder River Basin may reduce our ability to recover the carrying value of our equity investments in this area and could result in additional noncash charges to earnings. The net book value of our remaining equity method investments in this dry natural gas area is $206.0 million, which includes $130.5 million of equity method goodwill. We expect the energy commodity price environment to remain depressed for at least the near term, which has caused producers to announce plans for reduced drilling for crude oil and natural gas, which we expect will slow volume growth or reduce volumes of natural gas delivered to systems owned by our equity method investments.

Our impairment tests require the use of assumptions and estimates such as industry economic factors and the profitability of future business strategies.  If actual results are not consistent with our assumptions and estimates or our assumptions and estimates change due to new information, we may be exposed to future impairment charges.

See Notes A, E, F and M of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of goodwill, long-lived assets and investments in unconsolidated affiliates.

Contingencies - Our accounting for contingencies covers a variety of business activities, including contingencies for legal and environmental exposures.  We accrue these contingencies when our assessments indicate that it is probable that a liability has been incurred or an asset will not be recovered, and an amount can be reasonably estimated.  We expense legal fees as incurred and base our legal liability estimates on currently available facts and our assessments of the ultimate outcome or resolution. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than the completion of a remediation feasibility study.  Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.  Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position or results of operations, and our expenditures related to environmental matters had no material effect on earnings or cash flows during 2014, 2013 or 2012.  Actual results may differ from our estimates resulting in an impact, positive or negative, on earnings.  See Note O of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of contingencies.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth our contractual obligations related to debt, operating leases and other long-term obligations as of December 31, 2014.  For additional discussion of the debt agreements, see Note H of the Notes to Consolidated Financial Statements in this Annual Report.

	Payments Due by Period
Contractual Obligations	Total	2015	2016	2017	2018	2019	Thereafter
	(Millions of dollars)
ONEOK Partners senior notes	$6,000.0	$—	$1,100.0	$400.0	$425.0	$500.0	$3,575.0
Guardian Pipeline senior notes	59.6	7.7	7.7	7.7	7.7	7.7	21.1
Interest payments on debt	4,306.9	315.2	278.4	263.2	252.6	206.5	2,991.0
Notes payable	1,055.3	1,055.3	—	—	—	—	—
Operating leases	2.8	0.6	0.4	0.3	0.3	0.2	1.0
Firm transportation and storage contracts	222.8	33.6	32.1	30.4	29.4	28.8	68.5
Financial and physical derivatives	23.5	23.5	—	—	—	—	—
Purchase commitments, rights of way and other	441.6	78.2	78.3	78.0	78.0	37.0	92.1
Total	$12,112.5	$1,514.1	$1,496.9	$779.6	$793.0	$780.2	$6,748.7

ONEOK Partners senior notes, Guardian Pipeline senior notes and notes payable - The amount of principal due in each period.

Interest payments on debt - Interest expense is calculated by multiplying long-term debt principle amount by the respective coupon rates.

Operating leases - Our operating leases include leases for office space, pipeline equipment and vehicles.

Firm transportation and storage contracts - Our Natural Gas Gathering and Processing and Natural Gas Liquids segments are party to fixed-price contracts for firm transportation and storage capacity.

Financial and physical derivatives - These are obligations arising from our fixed- and variable-price purchase commitments for physical and financial commodity derivatives.  Estimated future variable-price purchase commitments are based on market information at December 31, 2014.  Actual future variable-price purchase obligations may vary depending on market prices at the time of delivery.  Sales of the related physical volumes and net positive settlements of financial derivatives are not reflected in the table above.

Purchase commitments, rights of way and other - Purchase commitments include commitments related to our growth capital expenditures and other rights-of-way and contractual commitments.  Purchase commitments exclude commodity purchase contracts, which are included in the “Financial and physical derivatives” amounts.

FORWARD-LOOKING STATEMENTS

Some of the statements contained and incorporated in this Annual Report are forward-looking statements as defined under federal securities laws.  The forward-looking statements relate to our anticipated financial performance (including projected operating income, net income, capital expenditures, cash flow and projected levels of distributions), liquidity, management’s plans and objectives for our future growth projects and other future operations (including plans to construct additional natural gas and natural gas liquids pipelines and processing facilities and related cost estimates), our business prospects, the outcome of regulatory and legal proceedings, market conditions and other matters.  We make these forward-looking statements in reliance on the safe harbor protections provided under federal securities legislation and other applicable laws.  The following discussion is intended to identify important factors that could cause future outcomes to differ materially from those set forth in the forward-looking statements.

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

•	difficulties or delays experienced by trucks or pipelines in delivering products to or from our terminals or pipelines;

•	changes in demand for the use of natural gas, NGLs and crude oil because of market conditions caused by concerns about climate change;

•	conflicts of interest between us, our general partner, ONEOK Partners GP, and related parties of ONEOK Partners GP;

•	the impact of unforeseen changes in interest rates, equity markets, inflation rates, economic recession and other external factors over which we have no control;

•
our indebtedness could make us vulnerable to general adverse economic and industry conditions, limit our ability to borrow additional funds and/or place us at competitive disadvantages compared with our competitors that have less debt or have other adverse consequences;

•	actions by rating agencies concerning the credit ratings of us or the parent of our general partner;

•
the results of administrative proceedings and litigation, regulatory actions, rule changes and receipt of expected clearances involving the any local, state or federal regulatory body, including the FERC, the National Transportation Safety Board, the PHMSA, the EPA and CFTC;

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

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.  Other factors could also have material adverse effects on our future results. These and other risks are described in greater detail in Part I, Item 1A, Risk Factors, in this Annual Report and in our other filings that we make with the SEC, which are available via the SEC’s website at www.sec.gov and our website at www.oneokpartners.com. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Any such forward-looking statement speaks only as of the date on which such statement is made, and other than as required under securities laws, we undertake no obligation to update publicly any forward-looking statement whether as a result of new information, subsequent events or change in circumstances, expectations or otherwise.

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

COMMODITY PRICE RISK

In our Natural Gas Gathering and Processing segment, we are exposed to commodity price risk as a result of receiving commodities in exchange for services associated with our POP contracts. We also are exposed to basis risk between the various production and market locations where we receive and sell commodities.  As part of our hedging strategy, we use the previously described commodity derivative financial instruments and physical-forward contracts to minimize the impact of near-term price fluctuations related to natural gas, NGLs and condensate.

As of December 31, 2014, we had $53.2 million of commodity-related derivative assets and $1.2 million of commodity-related derivative liabilities, excluding the impact of netting.

The following table sets forth our Natural Gas Gathering and Processing segment’s hedging information for the period indicated:

	Year Ending December 31, 2015
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (MBbl/d)	6.4	$0.59	/ gallon	33%
Condensate (MBbl/d)	1.9	$1.31	/ gallon	44%
Total (MBbl/d)	8.3	$0.76	/ gallon	35%
Natural gas (BBtu/d)	112.8	$4.03	/ MMBtu	80%

We expect our natural gas liquids and natural gas commodity price sensitivity within this segment to increase in the future as our capital projects are completed and volumes increase under POP contracts with our customers.  Our Natural Gas Gathering and Processing segment’s commodity price sensitivity is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at December 31, 2014, excluding the effects of hedging and assuming normal operating conditions.  Our condensate sales are based on the price of crude oil.  We estimate the following:

•	a $0.01 per-gallon change in the composite price of NGLs would change 12-month forward net margin by approximately $3.0 million;

•	a $1.00 per-barrel change in the price of crude oil would change 12-month forward net margin by approximately $1.6 million; and

•	a $0.10 per-MMBtu change in the price of residue natural gas would change 12-month forward net margin by approximately $5.2 million.

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

In our Natural Gas Liquids segment, we are exposed to basis risk primarily as a result of the relative value of NGL purchases at one location and sales at another location. To a lesser extent, we are exposed to commodity price risk resulting from the relative values of the various NGL products to each other, NGLs in storage and the relative value of NGLs to natural gas. We utilize physical-forward contracts to reduce the impact of price fluctuations related to NGLs.  At December 31, 2014 and 2013, there were no financial derivative instruments with respect to our natural gas liquids operations.

In our Natural Gas Pipelines segment, we are exposed to commodity price risk because our intrastate and interstate natural gas pipelines retain natural gas from our customers for operations or as part of our fee for services provided. When the amount of natural gas consumed in operations by these pipelines differs from the amount provided by our customers, our pipelines must buy or sell natural gas, or store or use natural gas from inventory, which can expose us to commodity price risk depending on the regulatory treatment for this activity. To the extent that commodity price risk in our Natural Gas Pipelines segment is not mitigated by fuel cost-recovery mechanisms, we use physical-forward sales or purchases to reduce the impact of price fluctuations related to natural gas.  At December 31, 2014 and 2013, there were no financial derivative instruments with respect to our natural gas pipeline operations.

See Note D of the Notes to Consolidated Financial Statements in this Annual Report for more information on our hedging activities.

INTEREST-RATE RISK

We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps.  Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts.  At December 31, 2014 and 2013, we had forward-starting interest-rate swaps with notional amounts totaling $900 million and $400 million, respectively, that have been designated as cash flow hedges of the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. Future issuances of long-term debt could be impacted by increases in interest rates, which could result in higher interest costs. At December 31, 2014, we had derivative assets of $2.3 million and derivative liabilities of $44.8 million related to these interest-rate swaps. At December 31, 2013, we had derivative assets of $54.5 million related to these interest-rate swaps.

COUNTERPARTY CREDIT RISK

We assess the creditworthiness of our counterparties on an ongoing basis and require security, including prepayments and other forms of collateral, when appropriate. We are not exposed to material credit risk with exploration and production customers under POP contracts in our Natural Gas Gathering and Processing segment due to the nature of the POP contracts whereby we receive proceeds from the sale of commodities and remit a portion of those proceeds back to the producers. Certain of our counterparties to our Natural Gas Gathering and Processing segment’s natural gas sales, our Natural Gas Liquids segment’s marketing activities and our Natural Gas Pipelines storage activities may be impacted by the depressed commodity price environment and could experience financial problems. The majority of our Natural Gas Liquids segment’s and Natural Gas Pipeline segment’s pipeline tariffs provide us the ability to require security from shippers. Our remaining customers are primarily large local distribution, power generation and petrochemical companies.

This page intentionally left blank.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of ONEOK Partners GP, L.L.C. as General Partner of ONEOK Partners, L.P. and to the Unitholders:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in equity and cash flows present fairly, in all material respects, the financial position of ONEOK Partners, L.P. and its subsidiaries (the Partnership) at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Partnership’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

Tulsa, Oklahoma
February 24, 2015

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2014	2013	2012
	(Thousands of dollars, except per unit amounts)

Revenues
Commodity sales	$10,724,981	$10,549,157	$9,010,151
Services	1,466,684	1,320,116	1,172,000
Total revenues	12,191,665	11,869,273	10,182,151
Cost of sales and fuel	10,088,548	10,222,213	8,540,319
Net margin	2,103,117	1,647,060	1,641,832
Operating expenses
Operations and maintenance	599,076	464,633	433,063
Depreciation and amortization	291,236	236,743	203,101
General taxes	70,581	56,880	49,477
Total operating expenses	960,893	758,256	685,641
Gain (loss) on sale of assets	6,599	11,881	6,736
Operating income	1,148,823	900,685	962,927
Equity earnings from investments (Note M)	41,003	110,517	123,024
Allowance for equity funds used during construction	14,937	30,522	13,648
Other income	5,447	12,870	7,577
Other expense	(4,299)	(3,039)	(2,625)
Interest expense (net of capitalized interest of $54,813, $56,506 and $40,482, respectively)	(281,908)	(236,714)	(206,018)
Income before income taxes	924,003	814,841	898,533
Income taxes (Note L)	(12,668)	(10,858)	(10,105)
Net income	911,335	803,983	888,428
Less: Net income attributable to noncontrolling interests	1,037	357	438
Net income attributable to ONEOK Partners, L.P.	$910,298	$803,626	$887,990

Limited partners’ interest in net income:
Net income attributable to ONEOK Partners, L.P.	$910,298	$803,626	$887,990
General partner’s interest in net income	(344,241)	(275,539)	(227,855)
Limited partners’ interest in net income	$566,057	$528,087	$660,135

Limited partners’ net income per unit, basic and diluted (Note K)	$2.33	$2.35	$3.04

Number of units used in computation (thousands)	243,306	224,658	217,134
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2014	2013	2012
	(Thousands of dollars)

Net income	$911,335	$803,983	$888,428
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	(64,639)	32,141	10,295
Realized (gains) losses on derivatives recognized in net income	31,653	8,344	(58,529)
Total other comprehensive income (loss)	(32,986)	40,485	(48,234)
Comprehensive income	878,349	844,468	840,194
Less: Comprehensive income attributable to noncontrolling interests	1,037	357	438
Comprehensive income attributable to ONEOK Partners, L.P.	$877,312	$844,111	$839,756
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
	2014	2013
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$42,530	$134,530
Accounts receivable, net	735,830	1,103,130
Affiliate receivables	8,553	9,185
Natural gas and natural gas liquids in storage	134,134	188,286
Commodity imbalances	64,788	80,481
Materials and supplies	55,833	54,112
Other current assets	44,385	13,379
Total current assets	1,086,053	1,583,103

Property, plant and equipment
Property, plant and equipment	13,377,617	10,755,048
Accumulated depreciation and amortization	1,842,084	1,652,648
Net property, plant and equipment (Note E)	11,535,533	9,102,400

Investments and other assets
Investments in unconsolidated affiliates (Note M)	1,132,653	1,229,838
Goodwill and intangible assets (Note F)	822,358	832,180
Other assets	57,950	115,087
Total investments and other assets	2,012,961	2,177,105
Total assets	$14,634,547	$12,862,608

Liabilities and equity
Current liabilities
Current maturities of long-term debt (Note H)	$7,650	$7,650
Notes payable (Note G)	1,055,296	—
Accounts payable	874,692	1,255,411
Affiliate payables	36,106	47,458
Commodity imbalances	104,650	213,577
Accrued interest	91,990	92,711
Other current liabilities	165,672	89,211
Total current liabilities	2,336,056	1,706,018

Long-term debt, excluding current maturities (Note H)	6,038,379	6,044,867

Deferred credits and other liabilities	141,337	113,027

Commitments and contingencies (Note O)

Equity
ONEOK Partners, L.P. partners’ equity (Note I):
General partner	211,914	170,561
Common units: 180,826,973 and 159,007,854 units issued and outstanding at December 31, 2014 and December 31, 2013, respectively	4,456,372	3,459,920
Class B units: 72,988,252 units issued and outstanding at December 31, 2014 and December 31, 2013	1,374,375	1,422,516
Accumulated other comprehensive loss (Note J)	(91,823)	(58,837)
Total ONEOK Partners, L.P. partners’ equity	5,950,838	4,994,160
Noncontrolling interests in consolidated subsidiaries	167,937	4,536
Total equity	6,118,775	4,998,696
Total liabilities and equity	$14,634,547	$12,862,608
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2014	2013	2012
	(Thousands of dollars)
Operating activities
Net income	$911,335	$803,983	$888,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	291,236	236,743	203,101
Allowance for equity funds used during construction	(14,937)	(30,522)	(13,648)
Loss (gain) on sale of assets	(6,599)	(11,881)	(6,736)
Deferred income taxes	10,832	5,444	6,815
Equity earnings from investments	(41,003)	(110,517)	(123,024)
Distributions received from unconsolidated affiliates	117,912	106,364	120,442
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	373,459	(184,271)	8,201
Affiliate receivables	632	6,907	(11,960)
Natural gas and natural gas liquids in storage	54,152	47,550	(33,650)
Accounts payable	(351,470)	187,253	(45,014)
Affiliate payables	(11,352)	(28,252)	34,614
Commodity imbalances, net	(93,234)	(50,373)	43,811
Accrued interest	(721)	15,977	6,350
Other assets and liabilities, net	69,578	13,326	(131,677)
Cash provided by operating activities	1,309,820	1,007,731	946,053

Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(1,745,990)	(1,939,326)	(1,560,513)
Cash paid for acquisitions, net of cash received	(814,934)	(394,889)	—
Contributions to unconsolidated affiliates	(1,063)	(35,308)	(30,768)
Distributions received from unconsolidated affiliates	21,107	31,134	35,299
Proceeds from sale of assets	7,817	12,290	10,778
Cash used in investing activities	(2,533,063)	(2,326,099)	(1,545,204)

Financing activities
Cash distributions:
General and limited partners	(1,052,245)	(909,713)	(760,912)
Noncontrolling interests	(549)	(588)	(783)
Borrowing (repayment) of notes payable, net	1,055,296	—	—
Issuance of long-term debt, net of discounts	—	1,247,822	1,295,036
Long-term debt financing costs	—	(10,246)	(9,641)
Repayment of long-term debt	(7,650)	(7,650)	(361,062)
Issuance of common units, net of issuance costs	1,113,139	583,929	919,427
Contribution from general partner	23,252	12,270	19,069
Cash provided by financing activities	1,131,243	915,824	1,101,134
Change in cash and cash equivalents	(92,000)	(402,544)	501,983
Cash and cash equivalents at beginning of period	134,530	537,074	35,091
Cash and cash equivalents at end of period	$42,530	$134,530	$537,074
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$271,314	$203,072	$317,044
Cash paid for income taxes	$1,336	$3,435	$7,542
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	ONEOK Partners, L.P. Partners’ Equity
	Common Units	Class B Units	General Partner	Common Units
	(Units)		(Thousands of dollars)

January 1, 2012	130,827,354	72,988,252	$106,936	$1,959,437
Net income	—	—	227,855	436,710
Other comprehensive income (loss)	—	—	—	—
Issuance of common units (Note I)	16,000,000	—	—	919,427
Contribution from general partner (Note I)	—	—	19,069	—
Distributions paid (Note I)	—	—	(201,347)	(370,523)
December 31, 2012	146,827,354	72,988,252	152,513	2,945,051
Net income	—	—	275,539	356,593
Other comprehensive income (loss) (Note J)	—	—	—	—
Issuance of common units (Note I)	12,180,500	—	—	588,656
Contribution from general partner (Note I)	—	—	12,366	—
Distributions paid (Note I)	—	—	(269,857)	(430,380)
December 31, 2013	159,007,854	72,988,252	170,561	3,459,920
Net income	—	—	344,241	394,503
Other comprehensive income (loss) (Note J)	—	—	—	—
Issuance of common units (Note I)	21,819,119	—	—	1,108,456
Contribution from general partner (Note I)	—	—	23,155	—
Distributions paid (Note I)	—	—	(326,043)	(506,507)
West Texas LPG noncontrolling interest (Note B)	—	—	—	—
December 31, 2014	180,826,973	72,988,252	$211,914	$4,456,372
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Continued)
	ONEOK Partners, L.P. Partners’ Equity
	Class B Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)

January 1, 2012	$1,426,115	$(51,088)	$5,112	$3,446,512
Net income	223,425	—	438	888,428
Other comprehensive income (loss)	—	(48,234)	—	(48,234)
Issuance of common units (Note I)	—	—	—	919,427
Contribution from general partner (Note I)	—	—	—	19,069
Distributions paid (Note I)	(189,042)	—	(783)	(761,695)
December 31, 2012	1,460,498	(99,322)	4,767	4,463,507
Net income	171,494	—	357	803,983
Other comprehensive income (loss) (Note J)	—	40,485	—	40,485
Issuance of common units (Note I)	—	—	—	588,656
Contribution from general partner (Note I)	—	—	—	12,366
Distributions paid (Note I)	(209,476)	—	(588)	(910,301)
December 31, 2013	1,422,516	(58,837)	4,536	4,998,696
Net income	171,554	—	1,037	911,335
Other comprehensive income (loss) (Note J)	—	(32,986)	—	(32,986)
Issuance of common units (Note I)	—	—	—	1,108,456
Contribution from general partner (Note I)	—	—	—	23,155
Distributions paid (Note I)	(219,695)	—	(549)	(1,052,794)
West Texas LPG noncontrolling interest (Note B)	—	—	162,913	162,913
December 31, 2014	$1,374,375	$(91,823)	$167,937	$6,118,775

ONEOK PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations - ONEOK Partners, L.P. is a publicly traded master limited partnership, organized under the laws of the state of Delaware, that was formed in 1993.  Our equity consists of a 2 percent general partner interest and a 98 percent limited partner interest. Our limited partner interests are represented by our common units, which are listed on the NYSE under the trading symbol “OKS,” and our Class B limited partner units.  We are managed under the direction of the Board of Directors of our sole general partner, ONEOK Partners GP.  ONEOK Partners GP is a wholly owned subsidiary of ONEOK.  ONEOK and its subsidiaries owned a 37.8 percent aggregate equity interest in us at December 31, 2014.

Our operations include gathering and processing of natural gas produced from crude oil and natural gas wells.  We gather and process natural gas in the Mid-Continent region, which includes the NGL-rich Cana-Woodford Shale, Woodford Shale, Stack, SCOOP, Springer Shale and the Mississippian Lime formation of Oklahoma and Kansas, and the Hugoton and Central Kansas Uplift Basins of Kansas.  We also gather and/or process natural gas in two producing basins in the Rocky Mountain region: the Williston Basin, which spans portions of Montana and North Dakota and includes the oil-producing, NGL-rich Bakken Shale and Three Forks formations; and the Powder River Basin of Wyoming, which includes the NGL-rich Frontier, Turner, Sussex and Niobrara Shale formations. The natural gas we gather from wells that supply our Sage Creek plant contains NGL-rich natural gas from the Niobrara Shale area of the Powder River Basin. Some of the natural gas we gather from the Powder River Basin of Wyoming is coal-bed methane, or dry natural gas, that does not require processing or NGL extraction in order to be marketable; dry natural gas is gathered, compressed and delivered into a downstream pipeline or marketed for a fee.

Our natural gas liquids assets consist of facilities that gather, fractionate and treat NGLs and store NGL products primarily in Oklahoma, Kansas, Texas, New Mexico and the Rocky Mountain region where we provide nondiscretionary services to producers of NGLs. We own or have an ownership interest in FERC-regulated natural gas liquids gathering and distribution pipelines in Oklahoma, Kansas, Texas, New Mexico, Montana, North Dakota, Wyoming and Colorado, and terminal and storage facilities in Missouri, Nebraska, Iowa and Illinois.  We also own FERC-regulated natural gas liquids distribution and refined petroleum products pipelines in Kansas, Missouri, Nebraska, Iowa, Illinois and Indiana that connect our Mid-Continent assets with Midwest markets, including Chicago, Illinois.  We own and operate truck- and rail-loading and -unloading facilities that interconnect with our NGL fractionation and pipeline assets.

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

Our intrastate natural gas pipeline assets in Oklahoma transport natural gas through the state and have access to the major natural gas producing formations, including the Cana-Woodford Shale, Woodford Shale, Springer Shale, Granite Wash, Stack, SCOOP and Mississippian Lime areas.  We also have access to the major natural gas producing areas, including the Mississippian Lime formation, in south central Kansas.  In Texas, our intrastate natural gas pipelines are connected to the major natural gas producing areas in the Texas panhandle, including the Granite Wash formation and Delaware and Cline producing formations in the Permian Basin, and transport natural gas throughout the western portion of Texas, including the Waha Hub where other pipelines may be accessed for transportation to western markets, the Houston Ship Channel market to the east and the Mid-Continent market to the north.

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

Use of Estimates - The preparation of our consolidated financial statements and related disclosures in accordance with GAAP requires us to make estimates and assumptions with respect to values or conditions that cannot be known with certainty that affect the reported amount of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements.  These estimates and assumptions also affect the reported amounts of revenue and expenses during the reporting period.  Items that may be estimated include, but are not limited to, the economic useful life of assets, fair value of assets, liabilities and equity method investments, provisions for uncollectible accounts receivable, unbilled revenues and cost of goods sold, expenses for services received but for which no invoice has been received, the results of litigation and various other recorded or disclosed amounts.

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

Fair Value Hierarchy - At each balance sheet date, we utilize a fair value hierarchy to classify fair value amounts recognized or disclosed in our financial statements based on the observability of inputs used to estimate such fair value.  The levels of the hierarchy are described below:

•
Level 1 - fair value measurements are based on unadjusted quoted prices for identical securities in active markets including NYMEX-settled prices. These balances are comprised predominantly of exchange-traded derivative contracts for natural gas and crude oil.

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

Revenue Recognition - Our reportable segments recognize revenue when services are rendered or product is delivered.  Our Natural Gas Gathering and Processing segment records revenues when gas is processed in or transported through our facilities. Our Natural Gas Liquids segment records revenues based upon contracted services and actual volumes exchanged or stored under service agreements in the period services are provided.  A portion of our revenues for our Natural Gas Liquids segment and Natural Gas Pipelines segment are recognized based upon contracted capacity and contracted volumes transported and stored under service agreements in the period services are provided.

Accounts Receivable - Accounts receivable represent valid claims against nonaffiliated customers for products sold or services rendered, net of allowances for doubtful accounts.  We assess the creditworthiness of our counterparties on an ongoing basis and require security, including prepayments and other forms of collateral, when appropriate.  Outstanding customer receivables are reviewed regularly for possible nonpayment indicators, and allowances for doubtful accounts are recorded based upon management’s estimate of collectability at each balance sheet date.  At December 31, 2014 and 2013, our allowance for doubtful accounts was not material.

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

Derivatives and Risk Management - We utilize derivatives to reduce our market risk exposure to commodity price and interest-rate fluctuations and to achieve more predictable cash flows.  We record all derivative instruments at fair value, with the exception of normal purchases and normal sales transactions that are expected to result in physical delivery.  Commodity price and interest-rate volatility may have a significant impact on the fair value of derivative instruments as of a given date. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it.

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

To reduce our exposure to fluctuations in natural gas, NGLs and condensate prices, we periodically enter into futures, forward sales or swap transactions in order to hedge anticipated purchases and sales of natural gas, NGLs and condensate. Interest-rate swaps are used from time to time to manage interest-rate risk. Under certain conditions, we designate our derivative instruments as a hedge of exposure to changes in cash flow. We formally document all relationships between hedging instruments and hedged items, as well as risk-management objectives, strategies for undertaking various hedge transactions and methods for assessing and testing correlation and hedge ineffectiveness. We specifically identify the forecasted transaction that has been designated as the hedged item in a cash flow hedge relationship. We assess the effectiveness of hedging relationships quarterly by performing an effectiveness analysis on our fair value and cash flow hedging relationships to determine whether the hedge relationships are highly effective on a retrospective and prospective basis. We also document our normal purchases and normal sales transactions that we expect to result in physical delivery and that we elect to exempt from derivative accounting treatment.

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

Impairment of Goodwill and Long-Lived Assets, Including Intangible Assets - We assess our goodwill for impairment at least annually as of July 1.  Our goodwill impairment analysis performed as of July 1, 2014, did not result in an impairment charge nor did our analysis reflect any reporting units at risk, and subsequent to that date, no event has occurred indicating that the implied fair value of each of our reporting units (including its inherent goodwill) is less than the carrying value of its net assets. There were also no impairment charges resulting from our 2013 or 2012 impairment tests.

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

To estimate the fair value of our reporting units, we use two generally accepted valuation approaches, an income approach and a market approach, using assumptions consistent with a market participant’s perspective.  Under the income approach, we use anticipated cash flows over a period of years plus a terminal value and discount these amounts to their present value using appropriate discount rates.  Under the market approach, we apply EBITDA multiples to forecasted EBITDA.  The multiples used are consistent with historical asset transactions.  The forecasted cash flows are based on average forecasted cash flows for a reporting unit over a period of years.

We assess our long-lived assets, including intangible assets with finite useful lives, for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable.  An impairment is indicated if the carrying amount of a long-lived asset exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset.  If an impairment is indicated, we record an impairment loss equal to the difference between the carrying value and the fair value of the long-lived asset.  We determined that there were no asset impairments in 2014, 2013 or 2012.

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

See Notes E, F and M for our long-lived assets, goodwill and intangible assets and unconsolidated affiliates disclosures.

Regulation - Our intrastate natural gas transmission pipelines are subject to the rate regulation and accounting requirements of the OCC, KCC, RRC and various municipalities in Texas.  Our interstate natural gas and natural gas liquids pipelines are subject to regulation by the FERC.  In Kansas and Texas, natural gas storage may be regulated by the state and the FERC for certain types of services.  Accordingly, portions of our Natural Gas Liquids and Natural Gas Pipelines segments follow the accounting and reporting guidance for regulated operations.  During the rate-making process for certain of our assets, regulatory authorities set the framework for what we can charge customers for our services and establish the manner that our costs are accounted for, including allowing us to defer recognition of certain costs and permitting recovery of the amounts through rates over time as opposed to expensing such costs as incurred. Certain examples of types of regulatory guidance include costs for fuel and losses, acquisition costs, contributions in aid of construction, charges for depreciation, and gains or losses on disposition of assets.  This allows us to stabilize rates over time rather than passing such costs on to the customer for immediate recovery.  Actions by regulatory authorities could have an effect on the amount recovered from rate payers.  Any difference in the amount recoverable and the amount deferred is recorded as income or expense at the time of the regulatory action.  A write-off of regulatory assets and costs not recovered may be required if all or a portion of the regulated operations have rates that are no longer:

•	established by independent, third-party regulators;

•	designed to recover the specific entity’s costs of providing regulated services; and

•	set at levels that will recover our costs when considering the demand and competition for our services.

At December 31, 2014 and 2013, we recorded regulatory assets of approximately $6.1 million and $6.8 million, respectively, which are currently being recovered and are expected to be recovered from our customers.  Regulatory assets are being recovered as a result of approved rate proceedings over varying time periods up to 40 years.  These assets are reflected in other assets on our Consolidated Balance Sheets.

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

We utilize a more-likely-than-not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that is taken or expected to be taken in a tax return.  We reflect penalties and interest as part of income tax expense as they become applicable for tax provisions that do not meet the more-likely-than-not recognition threshold and measurement attribute.  During 2014, 2013 and 2012, our tax positions did not require an establishment of a material reserve.

We file numerous consolidated and separate income tax returns with federal tax authorities of the United States and Canada along with the tax authorities of several states.  There are no United States federal audits or statute waivers at this time. See Note L for additional discussion of income taxes.

Asset Retirement Obligations - Asset retirement obligations represent legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.  Certain of our natural gas gathering and processing facilities, and our natural gas liquids and pipeline facilities are subject to agreements or regulations that give rise to our asset retirement obligations for removal or other disposition costs associated with retiring the assets in place upon the discontinued use of the assets.  We recognize the fair value of a liability for an asset retirement obligation in the period when it is incurred if a reasonable estimate of the fair value can be made.  We are not able to estimate reasonably the fair value of the asset retirement obligations for portions of our assets, primarily certain pipeline assets, because the settlement dates are indeterminable given our expected continued use of the assets with proper maintenance. We expect our pipeline assets, for which we are unable to estimate reasonably the fair value of the asset retirement obligation, will continue in operation as long as supply and demand for natural gas and natural gas liquids exists. Based on the widespread use of natural gas for heating and cooking activities for residential users and electric-power generation for commercial users, as well as use of natural gas liquids by the petrochemical industry, we expect supply and demand to exist for the foreseeable future.

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

Contingencies - Our accounting for contingencies covers a variety of business activities, including contingencies for legal and environmental exposures.  We accrue these contingencies when our assessments indicate that it is probable that a liability has been incurred or an asset will not be recovered and an amount can be estimated reasonably.  We expense legal fees as incurred and base our legal liability estimates on currently available facts and our estimates of the ultimate outcome or resolution. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of a remediation feasibility study.  Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.  Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position or results of operations, and our expenditures related to environmental matters had no material effect on earnings or cash flows during 2014, 2013 and 2012. Actual results may differ from our estimates resulting in an impact, positive or negative, on earnings.  See Note O for additional discussion of contingencies.

Recently Issued Accounting Standards Update - In February 2015. the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which eliminates the presumption that a general partner should consolidate a limited partnership. It also modifies the evaluation of whether limited partnerships are variable interest entities or voting interest entities and adds requirements that limited partnerships must meet to qualify as voting interest entities. This guidance is effective for public companies for fiscal years beginning after December 15, 2015. We will adopt this guidance in the first quarter 2016, and we are evaluating the impact on us.

In November 2014, the FASB issued ASU 2014-17, “Business Combination (Topic 805): Pushdown Accounting,” which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements when a change-in-control event occurs. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. The standard applies to all entities and was effective on November 18, 2014. We adopted this guidance beginning in the fourth quarter 2014, and we do not expect it to materially impact us.

In August 2014, the FASB issued ASU 2014-15, “Going Concern,” which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The standard applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We will adopt this guidance beginning in the first quarter 2016, and we do not expect it to materially impact us.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which outlines the principles an entity must apply to measure and recognize revenue for entities that enter into contracts to provide goods or services to their customers. The core principle is that an entity should recognize revenue at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to a customer. The amendment also requires more extensive disaggregated revenue disclosures in interim and annual financial statements. This update will be effective for interim and annual periods that begin on or after December 15, 2016, with either retrospective application for all periods presented or retrospective application with a cumulative effect adjustment. We will adopt this guidance beginning in the first quarter 2017, and we are evaluating the impact on us.

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which alters the definition of a discontinued operation to include only asset disposals that represent a strategic shift with a major effect on an entity's operations and financial results.  The amendment also requires more extensive disclosures about a discontinued operation’s assets, liabilities, income, expenses and cash flows. This guidance will be effective for interim and annual periods for all assets that are disposed of or classified as being held for sale in fiscal years that begin on or after December 15, 2014. We will adopt this guidance beginning in the first quarter 2015, and it could impact us in the future if we dispose of any individually significant components.

B.	ACQUISITIONS

West Texas LPG Acquisition - In November 2014, we completed the acquisition of an 80 percent interest in the West Texas LPG Pipeline Limited Partnership (WTLPG) and a 100 percent interest in the Mesquite Pipeline for approximately $800 million from affiliates of Chevron Corporation, and we became the operator of both pipelines. Financing to close this transaction came from available cash on hand and borrowings under our existing $1.7 billion commercial paper program.

The acquisition consists of approximately 2,600 miles of natural gas liquids gathering pipelines extending from the Permian Basin in southeastern New Mexico to East Texas and Mont Belvieu, Texas. The acquired pipelines access NGL supply from producers actively developing the Delaware, Midland and Central Basins in the Permian Basin, in addition to the Barnett Shale, East Texas and north Louisiana regions. The pipeline system increased our natural gas liquids gathering system by approximately 60 percent to nearly 7,100 miles of natural gas liquids gathering pipelines and added approximately 285,000 barrels per day of NGL capacity. These assets are expected to provide us additional fee-based earnings and our natural gas liquids infrastructure with access to a new natural gas liquids supply basin.

We accounted for the West Texas LPG acquisition as a business combination which, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition-date fair values.

Our consolidated balance sheet as of December 31, 2014, reflects the preliminary purchase price allocation based on available information and is subject to customary working capital adjustments. We are reviewing the valuation to determine the final purchase price allocation. The preliminary purchase price allocation and assessment of the fair value of the assets acquired as of the acquisition date were as follows (in thousands):

Cash	$13,839
Accounts receivable	9,132
Other current assets	3,369
Property, plant and equipment
Regulated	807,601
Nonregulated	153,919
Total property, plant and equipment	961,520
Total fair value of assets acquired	987,860

Accounts payable	(8,621)
Other current liabilities	(1,553)
Total fair value of liabilities acquired	(10,174)

Less: fair value of noncontrolling interest	(162,913)
Net assets acquired	814,773
Less: cash received	(13,839)
Net cash paid for acquisition	$800,934

We consolidate West Texas LPG as we control the system. Beginning November 29, 2014, the results of operations for West Texas LPG are included in our Natural Gas Liquids segment. We have recorded noncontrolling interests in consolidated subsidiaries on our Consolidated Statements of Income and Consolidated Balance Sheets to recognize the portion of West Texas LPG that we do not own. The portion of the assets and liabilities of West Texas LPG acquired attributable to noncontrolling interests was accounted for as noncash activity. The fair value of the noncontrolling interest of West Texas LPG was estimated by applying a market approach.

Revenues and earnings related to West Texas LPG have been included within the Consolidated Statement of Income since the acquisition date. Supplemental pro forma revenue and earnings reflecting this acquisition as if it had occurred as of January 1, 2013, are not materially different from the information presented in the accompanying Consolidated Statements of Income and are, therefore, not presented.

The limited partnership agreement of WTLPG provides that distributions to the partners are to be made on a pro rata basis according to each partner’s ownership interest.  Cash distributions to the partners for a calendar quarter are currently declared and paid by WTLPG in the next succeeding calendar quarter.  Any changes to, or suspension of, the cash distributions from WTLPG requires the approval of a minimum of 90 percent of the ownership interest and a minimum of two general partners of WTLPG. Cash distributions are equal to 100 percent of distributable cash as defined in the limited partnership agreement of WTLPG.

Sage Creek - On September 30, 2013, we completed for $305 million the acquisition of certain natural gas gathering and processing, and natural gas liquids facilities in Converse and Campbell counties, Wyoming, in the NGL-rich Niobrara Shale area of the Powder River Basin. The Sage Creek acquisition consists primarily of a 50 MMcf/d natural gas processing facility, the Sage Creek plant, and related natural gas gathering and natural gas liquids infrastructure. Included in the acquisition were supply contracts providing for long-term acreage dedications from producers in the area, which are structured with POP and fee-based contractual terms. The acquisition is complementary to our existing natural gas liquids assets and provides additional natural gas gathering and processing and natural gas liquids gathering capacity in a region where producers are actively drilling for crude oil and NGL-rich natural gas.

This acquisition was accounted for as a business combination. The excess of cost over those fair values was recorded as goodwill. The purchase price and assessment of the fair value of the assets acquired were as follows:

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

Identifiable intangible assets recognized in the Sage Creek acquisition are primarily related to natural gas gathering and processing and natural gas liquids gathering and fractionation supply contracts with acreage dedications and customer relationships. The basis for determining the value of these intangible assets is the estimated future net cash flows to be derived from acquired supply contracts and customer relationships, which are offset with appropriate charges for the use of contributory assets and discounted using a risk-adjusted discount rate. Those intangible assets are being amortized on a straight-line basis over an initial 20-year period for our Natural Gas Gathering and Processing segment and an initial 30-year period for our Natural Gas Liquids segment which represents a portion of the term over which the customer contracts and relationships are expected to contribute to our cash flows.

Revenues and earnings related to the Sage Creek acquisition are included within the Consolidated Statements of Income since the acquisition date. Supplemental pro forma revenue and earnings reflecting this acquisition as if it had occurred as of January 1, 2012, are not materially different from the information presented in the accompanying Consolidated Statements of Income and are, therefore, not presented.

Maysville - In December 2013, we acquired the remaining 30 percent undivided interest in the Maysville, Oklahoma, natural gas processing facility for $90 million. Beginning December 1, 2013, the results of operations for our 100 percent interest are included in our Natural Gas Gathering and Processing segment.

C.	FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for the periods indicated:

	December 31, 2014
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net (b)
	(Thousands of dollars)
Derivative assets
Commodity contracts
Financial contracts	$42,880	$—	$354	$43,234	$(25,979)	$17,255
Physical contracts	—	—	9,922	9,922	—	9,922
Interest-rate contracts	—	2,288	—	2,288	—	2,288
Total derivative assets	$42,880	$2,288	$10,276	$55,444	$(25,979)	$29,465

Derivative liabilities
Commodity contracts
Financial contracts	$(169)	$—	$(968)	$(1,137)	$1,137	$—
Physical contracts	—	—	(23)	(23)	—	(23)
Interest-rate contracts	—	(44,843)	—	(44,843)	—	(44,843)
Total derivative liabilities	$(169)	$(44,843)	$(991)	$(46,003)	$1,137	$(44,866)
(a) - Our derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis.  We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At December 31, 2014, we had $24.8 million of cash held from various counterparties and posted no cash collateral.
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
(b) - Included in other current assets, other assets or other current liabilities in our Consolidated Balance Sheets.

The following table sets forth a reconciliation of our Level 3 fair value measurements for the periods indicated:

	Years Ended December 31,
Derivative Assets (Liabilities)	2014	2013
	(Thousands of dollars)
Net assets (liabilities) at beginning of period	$(782)	$(2,423)
Total realized/unrealized gains (losses):
Included in earnings (a)	(927)	959
Included in other comprehensive income (loss)	7,260	682
Purchases, issuances and settlements	3,734	—
Net assets (liabilities) at end of period	$9,285	$(782)

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held as of the end of the period (a)	$31	$959
(a) - Included in commodity sales revenues in our Consolidated Statements of Income.

During the years ended December 31, 2014 and 2013, there were no transfers between levels.

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

The estimated fair value of the aggregate of our long-term debt outstanding, including current maturities, was $6.4 billion and $6.5 billion at December 31, 2014 and 2013, respectively.  The book value of the aggregate of our long-term debt outstanding, including current maturities, was $6.0 billion and $6.1 billion at December 31, 2014 and 2013, respectively.  The estimated fair value of the aggregate of our long-term debt outstanding was determined using quoted market prices for similar issues with similar terms and maturities. The estimated fair value of our long-term debt is classified as Level 2.

During 2014, we recorded a noncash impairment to our equity investment in Bighorn Gas Gathering. The valuation of this investment required use of significant unobservable inputs. We used an income approach to estimate the fair value of our investment. Our discounted cash flow analysis included the following inputs that are not readily available: a discount rate reflective of our cost of capital and estimated contract rates, volumes, operating and maintenance costs and capital expenditures. The estimated fair value of this investment is classified as Level 3. See Note M for additional information about our investment in Bighorn Gas Gathering and the impairment charge.

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

Commodity price risk - Commodity price risk refers to the risk of loss in cash flows and future earnings arising from adverse changes in the price of natural gas, NGLs and condensate.  We use the following commodity derivative instruments to mitigate the near-term commodity price risk associated with a portion of the forecasted sales of these commodities:

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

We may also use other instruments including options or collars to mitigate commodity price risk. Options are contractual agreements that give the holder the right, but not the obligation, to buy or sell a fixed quantity of a commodity, at a fixed price, within a specified period of time. Options may either be standardized and exchange traded or customized and nonexchange traded. A collar is a combination of a purchased put option and a sold call option, which places a floor and a ceiling price for commodity sales being hedged.

In our Natural Gas Gathering and Processing segment, we are exposed to commodity price risk as a result of receiving commodities in exchange for services associated with our POP contracts. We are also exposed to basis risk between the various production and market locations where we receive and sell commodities.  As part of our hedging strategy, we use the previously described commodity derivative financial instruments and physical-forward contracts to reduce the impact of price fluctuations related to natural gas, NGLs and condensate.

In our Natural Gas Liquids segment, we are exposed to basis risk primarily as a result of the relative value of NGL purchases at one location and sales at another location. To a lesser extent, we are exposed to commodity price risk resulting from the relative values of the various NGL products to each other, NGLs in storage and the relative value of NGLs to natural gas. We utilize physical-forward contracts to reduce the impact of price fluctuations related to NGLs.  At December 31, 2014 and 2013, there were no financial derivative instruments with respect to our natural gas liquids operations.

In our Natural Gas Pipelines segment, we are exposed to commodity price risk because our intrastate and interstate natural gas pipelines retain natural gas from our customers for operations or as part of our fee for services provided. When the amount of natural gas consumed in operations by these pipelines differs from the amount provided by our customers, our pipelines must buy or sell natural gas, or store or use natural gas from inventory, which can expose us to commodity price risk depending on the regulatory treatment for this activity. To the extent that commodity price risk in our Natural Gas Pipelines segment is not mitigated by fuel cost-recovery mechanisms, we use physical-forward sales or purchases to reduce the impact of price fluctuations related to natural gas.  At December 31, 2014 and 2013, there were no financial derivative instruments with respect to our natural gas pipeline operations.

Interest-rate risk - We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. At December 31, 2014 and 2013, we had forward-starting interest-rate swaps with notional amounts totaling $900 million and $400 million, respectively, that have been designated as cash flow hedges of the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. At December 31, 2014, notional amounts totaling $400 million have settlement dates greater than 12 months.

Fair Values of Derivative Instruments - See Note A for a discussion of the inputs associated with our fair value measurements. The following table sets forth the fair values of our derivative instruments for the periods indicated:

	December 31, 2014		December 31, 2013
	Assets (a)	(Liabilities) (a)	Assets (a)	(Liabilities) (a)
	(Thousands of dollars)
Derivatives designated as hedging instruments
Commodity contracts
Financial contracts	$43,234	$(1,137)	$6,469	$(5,107)
Physical contracts	9,922	—	1,064	(3,463)
Interest-rate contracts	2,288	(44,843)	54,503	—
Total derivatives designated as hedging instruments	55,444	(45,980)	62,036	(8,570)
Derivatives not designated as hedging instruments
Commodity contracts
Physical contracts	—	(23)	959	—
Total derivatives not designated as hedging instruments	—	(23)	959	—
Total derivatives	$55,444	$(46,003)	$62,995	$(8,570)
(a) - Included on a net basis in other current assets, other assets or other current liabilities on our Consolidated Balance Sheets.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held for the periods indicated:

		December 31, 2014		December 31, 2013
	Contract Type	Purchased/ Payor	Sold/ Receiver	Purchased/ Payor	Sold/ Receiver
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
-Natural gas (Bcf)	Futures and swaps	—	(41.2)	—	(48.1)
-Crude oil and NGLs (MMBbl)	Futures, forwards and swaps	—	(0.5)	—	(4.0)
Basis
-Natural gas (Bcf)	Futures and swaps	—	(41.2)	—	(48.1)
Interest-rate contracts (Millions of dollars)	Forward-starting swaps	$900.0	$—	$400.0	$—

These notional amounts are used to summarize the volume of financial instruments; however, they do not reflect the extent to which the positions offset one another and consequently do not reflect our actual exposure to market or credit risk.

Cash Flow Hedges - At December 31, 2014, our Consolidated Balance Sheet reflected a net unrealized loss of $91.8 million in accumulated other comprehensive loss. The portion of accumulated other comprehensive loss attributable to our commodity derivative financial instruments is a gain of $53.5 million, which will be realized within the next 12 months as the forecasted transactions affect earnings and if commodity prices remain at the current levels. The amount deferred in accumulated other comprehensive loss attributable to our settled interest-rate swaps is a loss of $99.4 million, which will be recognized over the life of the long-term, fixed-rate debt. We expect that losses of $10.8 million will be reclassified into earnings during the next 12 months as the hedged items affect earnings. The remaining amounts in accumulated other comprehensive loss are attributable primarily to forward-starting interest-rate swaps, which will be amortized to interest expense over the life of long-term, fixed-rate debt upon issuance of the debt.

The following table sets forth the unrealized effect of cash flow hedges recognized in other comprehensive loss for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Years Ended December 31,
	2014	2013	2012
	(Thousands of dollars)
Commodity contracts	$32,354	$(14,475)	$46,804
Interest-rate contracts	(96,993)	46,616	(36,509)
Total unrealized gain (loss) recognized in other comprehensive loss on derivatives(effective portion)	$(64,639)	$32,141	$10,295

The following table sets forth the effect of cash flow hedges on our Consolidated Statements of Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income (Effective Portion)
		Years Ended December 31,
		2014	2013	2012
		(Thousands of dollars)
Commodity contracts	Commodity sales revenues	$(21,052)	$1,689	$61,526
Interest-rate contracts	Interest expense	(10,601)	(10,033)	(2,997)
Total gain (loss) reclassified from accumulated other comprehensive loss into net income on derivatives (effective portion)		$(31,653)	$(8,344)	$58,529

Ineffectiveness related to our cash flow hedges was not material for the years ended December 31, 2014, 2013 and 2012.  In the event that it becomes probable that a forecasted transaction will not occur, we would discontinue cash flow hedge treatment, which would affect earnings.  There were no gains or losses due to the discontinuance of cash flow hedge treatment during 2014, 2013 and 2012.

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

Some of our financial derivative instruments contain provisions that require us to maintain an investment-grade credit rating from S&P and/or Moody’s.  If our credit ratings on our senior unsecured long-term debt were to decline below investment grade, the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions. There were no financial derivative instruments with contingent features related to credit risk that were in a net liability position as of December 31, 2014.

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

At December 31, 2014, the net credit exposure from our derivative assets is primarily with investment-grade companies in the financial services sector.

E.	PROPERTY, PLANT AND EQUIPMENT

The following table sets forth our property, plant and equipment by property type, for the periods indicated:

	Estimated Useful Lives (Years)	December 31, 2014	December 31, 2013
		(Thousands of dollars)
Nonregulated
Gathering pipelines and related equipment	5 to 40	$2,449,343	$2,173,271
Processing and fractionation and related equipment	3 to 40	2,880,572	2,295,983
Storage and related equipment	5 to 54	478,276	362,704
Transmission pipelines and related equipment	5 to 54	518,585	302,718
General plant and other	2 to 60	142,276	116,468
Construction work in process	—	1,233,808	1,068,428
Regulated
Storage and related equipment	5 to 54	115,799	135,922
Natural gas transmission pipelines and related equipment	5 to 77	1,478,035	1,420,517
Natural gas liquids transmission pipelines and related equipment	5 to 80	3,822,799	2,049,461
General plant and other	2 to 53	63,424	53,315
Construction work in process	—	194,700	776,261
Property, plant and equipment		13,377,617	10,755,048
Accumulated depreciation and amortization - nonregulated		(1,123,261)	(1,004,614)
Accumulated depreciation and amortization - regulated		(718,823)	(648,034)
Net property, plant and equipment		$11,535,533	$9,102,400

The average depreciation rates for our regulated property are set forth, by segment, in the following table for the periods indicated:

	Years Ended December 31,
	2014	2013	2012
Natural Gas Liquids	2.0%	2.0%	1.9%
Natural Gas Pipelines	2.1%	2.2%	2.2%

We incurred liabilities for construction work in process that had not been paid at December 31, 2014, 2013 and 2012, of $187.2 million, $226.7 million and $216.5 million, respectively. Such amounts are not included in capital expenditures (less allowance for equity funds used during construction) on the Consolidated Statements of Cash Flows.

F.	GOODWILL AND INTANGIBLE ASSETS

Goodwill - The following table sets forth our goodwill, by segment, for the periods indicated:

	December 31, 2014	December 31, 2013
	(Thousands of dollars)
Natural Gas Gathering and Processing	$112,141	$112,141
Natural Gas Liquids	247,566	247,566
Natural Gas Pipelines	129,011	129,011
Total goodwill	$488,718	$488,718

In September 2013 we completed the Sage Creek acquisition which included goodwill of $20 million and $72 million for our Natural Gas Gathering and Processing segment and Natural Gas Liquids segment, respectively. For additional information related to the acquisition, see Note B.

Intangible Assets - Our intangible assets relate primarily to contracts acquired through acquisitions in our Natural Gas Gathering and Processing and Natural Gas Liquids segments, which are being amortized over periods of 20 to 40 years. Amortization expense for intangible assets for 2014, 2013 and 2012 was $11.8 million, $8.7 million and $7.7 million, respectively, and the aggregate amortization expense for each of the next five years is estimated to be approximately $11.8 million. The following table reflects the gross carrying amount and accumulated amortization of intangible assets for the periods presented:

	December 31, 2014	December 31, 2013
	(Thousands of dollars)
Gross intangible assets	$411,650	$409,650
Accumulated amortization	(78,010)	(66,188)
Net intangible assets	$333,640	$343,462

G.	CREDIT FACILITIES AND SHORT-TERM NOTES PAYABLE

Partnership Credit Agreement - The amount of short-term borrowings authorized by our general partner’s Board of Directors is $2.5 billion.  At December 31, 2014, we had $1.1 billion of commercial paper outstanding, $14.0 million letters of credit issued and no borrowings outstanding under our Partnership Credit Agreement.

Our Partnership Credit Agreement, which was amended and restated effective on January 31, 2014, and expires in January 2019, is a $1.7 billion revolving credit facility and includes a $100 million sublimit for the issuance of standby letters of credit, a $150 million swingline sublimit and an option to request an increase in the size of the facility to an aggregate of $2.4 billion from $1.7 billion by either commitments from new lenders or increased commitments from existing lenders. Our Partnership Credit Agreement is available for general partnership purposes. During the second quarter 2014, we increased the size of our commercial paper program to $1.7 billion from $1.2 billion. In addition, in February 2015, we notified our lenders of our intent to exercise our option to increase the capacity of the facility to an aggregate of $2.4 billion by increased commitments from existing lenders and/or commitments from one or more new lenders, which is pending lenders’ approval. Amounts outstanding under our commercial paper program reduce the borrowing capacity under our Partnership Credit Agreement.

Our Partnership Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in our credit rating. Under the terms of the Partnership Credit Agreement, based on our current credit rating, borrowings, if any, will accrue at LIBOR plus 117.5 basis points, and the annual facility fee is 20 basis points. Our Partnership Credit Agreement is guaranteed fully and unconditionally by the Intermediate Partnership. Borrowings under our Partnership Credit Agreement are nonrecourse to ONEOK, and ONEOK does not guarantee our debt, commercial paper or other similar commitments.

Our Partnership Credit Agreement contains financial, operational and legal covenants that remained substantially the same with the amendment. Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our Partnership Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1. If we consummate one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter of the acquisition and the two following quarters. As a result of the West Texas LPG acquisition we completed in the fourth quarter 2014, the allowable ratio of indebtedness to adjusted EBITDA increased to 5.5 to 1 through the second quarter 2015. If we were to breach certain covenants in our Partnership Credit Agreement, amounts outstanding under our Partnership Credit Agreement, if any, may become due and payable immediately. At December 31, 2014, our ratio of indebtedness to adjusted EBITDA was 3.7 to 1, and we were in compliance with all covenants under our Partnership Credit Agreement.

H.	LONG-TERM DEBT

All notes are senior unsecured obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness.  The following table sets forth our long-term debt for the periods indicated:

	December 31, 2014	December 31, 2013
	(Thousands of dollars)
ONEOK Partners
$650,000 at 3.25% due 2016	$650,000	$650,000
$450,000 at 6.15% due 2016	450,000	450,000
$400,000 at 2.0% due 2017	400,000	400,000
$425,000 at 3.2% due 2018	425,000	425,000
$500,000 at 8.625% due 2019	500,000	500,000
$900,000 at 3.375 % due 2022	900,000	900,000
$425,000 at 5.0 % due 2023	425,000	425,000
$600,000 at 6.65% due 2036	600,000	600,000
$600,000 at 6.85% due 2037	600,000	600,000
$650,000 at 6.125% due 2041	650,000	650,000
$400,000 at 6.2% due 2043	400,000	400,000
Guardian Pipeline
Average 7.88% due 2022	59,557	67,208
Total long-term notes payable	6,059,557	6,067,208
Unamortized debt discount and other	(13,528)	(14,691)
Current maturities	(7,650)	(7,650)
Long-term debt	$6,038,379	$6,044,867

The aggregate maturities of long-term debt outstanding for years 2015 through 2019 are shown below:

	ONEOK Partners	Guardian Pipeline	Total
	(Millions of dollars)
2015	$—	$7.7	$7.7
2016	$1,100.0	$7.7	$1,107.7
2017	$400.0	$7.7	$407.7
2018	$425.0	$7.7	$432.7
2019	$500.0	$7.7	$507.7

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

Guardian Pipeline Senior Notes - These senior notes were issued under a master shelf agreement dated November 8, 2001, with certain financial institutions.  Principal payments are due quarterly through 2022.  Guardian Pipeline’s senior notes contain financial covenants that require the maintenance of certain financial ratios as defined in the master shelf agreement based on Guardian Pipeline’s financial position and results of operations.  Upon any breach of these covenants, all amounts outstanding under the master shelf agreement may become due and payable immediately.  At December 31, 2014, Guardian Pipeline was in compliance with its financial covenants.

Other - We amortize premiums, discounts and expenses incurred in connection with the issuance of long-term debt consistent with the terms of the respective debt instrument.

I.	EQUITY

ONEOK - ONEOK and its affiliates owned all of the Class B units, 19.8 million common units and the entire 2 percent general partner interest in us, which together constituted a 37.8 percent ownership interest in us at December 31, 2014.

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

We have an “at-the-market” equity program for the offer and sale from time to time of our common units. In November 2014, we entered into an equity distribution agreement in the aggregate amount of $650 million. The program allows us to offer and sell our common units at prices we deem appropriate through a sales agent. Sales of common units are made by means of ordinary brokers’ transactions on the NYSE, in block transactions, or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common units under the program. During 2014, we utilized the remainder of our previous equity distribution agreement in the aggregate amount of $300 million. At December 31, 2014, we had approximately $514 million of registered common units available for issuance under our “at-the-market” equity program.

During the year ended December 31, 2014, we sold approximately 7.9 million common units through our “at-the-market” equity program. The net proceeds, including ONEOK Partners GP’s contribution to maintain its 2 percent general partner interest in us, were approximately $402.1 million, which were used for general partnership purposes.

As a result of these transactions, ONEOK’s aggregate ownership interest in us decreased to 37.8 percent at December 31, 2014, from 41.2 percent at December 31, 2013.

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

During the year ended December 31, 2013, we sold approximately 681 thousand common units through our “at-the-market” equity program. The net proceeds, including ONEOK Partners GP’s contribution to maintain its 2 percent general partner interest in us, were approximately $36.1 million, which were used for general partnership purposes.

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

Cash Distributions - The following table sets forth the quarterly cash distribution declared and paid on each of our common and Class B units during the periods indicated:

Declared for Quarter Ending	Distribution Per Unit	Date Declared	Date Paid
December 31, 2014	$0.790	January 15, 2015	February 13, 2015
September 30, 2014	$0.775	October 23, 2014	November 14, 2014
June 30, 2014	$0.760	July 25, 2014	August 14, 2014
March 31, 2014	$0.745	April 18, 2014	May 15, 2014
December 31, 2013	$0.730	January 16, 2014	February 14, 2014
September 30, 2013	$0.725	October 23, 2013	November 14, 2013
June 30, 2013	$0.720	July 25, 2013	August 15, 2013
March 31, 2013	$0.715	April 18, 2013	May 15, 2013
December 31, 2012	$0.710	January 17, 2013	February 14, 2013
September 30, 2012	$0.685	October 24, 2012	November 14, 2012
June 30, 2012	$0.660	July 26, 2012	August 15, 2012
March 31, 2012	$0.635	April 19, 2012	May 15, 2012
December 31, 2011	$0.610	January 19, 2012	February 14, 2012
The following table shows our distributions paid during the periods indicated:

	Years Ended December 31,
	2014	2013	2012
	(Thousands, except per unit amounts)
Distribution per unit	$3.01	$2.87	$2.59

General partner distributions	$21,044	$18,193	$15,217
Incentive distributions	304,999	251,664	186,130
Distributions to general partner	326,043	269,857	201,347
Limited partner distributions to ONEOK	279,292	266,302	235,442
Limited partner distributions to other unitholders	446,910	373,554	324,123
Total distributions paid	$1,052,245	$909,713	$760,912

Distributions are declared and paid within 45 days of the completion of each quarter. The following table shows our distributions declared for the periods indicated:

	Years Ended December 31,
	2014	2013	2012
	(Thousands, except per unit amounts)
Distribution per unit	$3.07	$2.89	$2.69

General partner distributions	$22,109	$18,625	$16,355
Incentive distributions	326,022	259,466	210,095
Distributions to general partner	348,131	278,091	226,450
Limited partner distributions to ONEOK	284,860	268,157	249,600
Limited partner distributions to other unitholders	472,466	384,988	341,704
Total distributions declared	$1,105,457	$931,236	$817,754

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

J.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the balance in accumulated other comprehensive income (loss) for the periods indicated:

Accumulated Other Comprehensive Loss (a)
(Thousands of dollars)
January 1, 2013	$(99,322)
Other comprehensive income (loss) before reclassifications	32,141
Amounts reclassified from accumulated other comprehensive income (loss)	8,344
Net current-period other comprehensive income (loss) attributable to ONEOK Partners	40,485
December 31, 2013	(58,837)
Other comprehensive income (loss) before reclassifications	(64,639)
Amounts reclassified from accumulated other comprehensive income (loss)	31,653
Net current-period other comprehensive income (loss) attributable to ONEOK Partners	(32,986)
December 31, 2014	$(91,823)
(a) All amounts are attributable to unrealized gains (losses) in risk-management assets/liabilities.

The following table sets forth the effect of reclassifications from accumulated other comprehensive income (loss) in our Consolidated Statements of Income for the periods indicated:

Details about Accumulated Other Comprehensive Income (Loss) Components	Year Ended December 31,		Affected Line Item in the Consolidated Statements of Income
	2014	2013
	(Thousands of dollars)
Unrealized (gains) losses on risk-management assets/liabilities
Commodity contracts	$21,052	$(1,689)	Commodity sales revenues
Interest-rate contracts	10,601	10,033	Interest expense
Total reclassifications for the period attributable to ONEOK Partners	$31,653	$8,344	Net income attributable to ONEOK Partners

K.	LIMITED PARTNERS’ NET INCOME PER UNIT

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

ONEOK Partners GP owns the entire 2 percent general partnership interest in us, which entitles it to incentive distribution rights that provide for an increasing proportion of cash distributions from the partnership as the distributions made to limited partners increase above specified levels.  For purposes of our calculation of limited partners’ net income per unit, net income attributable to ONEOK Partners, L.P. is allocated to the general partner as follows:  (i) an amount based upon the 2 percent general partner interest in net income attributable to ONEOK Partners, L.P.; and (ii) the amount of the general partner’s incentive distribution rights based on the total cash distributions declared for the period.  The amount of incentive distributions allocated to our general partner totaled $326.0 million, $259.5 million and $210.1 million for 2014, 2013 and 2012, respectively.

The terms of our Partnership Agreement limit the general partner’s incentive distribution to the amount of available cash calculated for the period.  As such, incentive distribution rights are not allocated on undistributed earnings.  For additional information regarding our general partner’s incentive distribution rights, see “Partnership Agreement” in Note I.

L.	INCOME TAXES

The following table sets forth our provision for income taxes for the periods indicated:

	Years Ended December 31,
	2014	2013	2012
	(Thousands of dollars)
Current income tax provision
Federal	$59	$56	$(156)
State	1,777	5,358	3,446
Total current income tax provision	1,836	5,414	3,290
Deferred income tax provision
Federal	5,033	4,303	6,330
State	5,799	1,141	485
Total deferred income tax provision	10,832	5,444	6,815
Total provision for income taxes	$12,668	$10,858	$10,105

The following table is a reconciliation of our income tax provision for the periods indicated:

	Years Ended December 31,
	2014	2013	2012
	(Thousands of dollars)
Income before income taxes	$924,003	$814,841	$898,533
Less: Net income attributable to noncontrolling interests	1,037	357	438
Income attributable to ONEOK Partners, L.P. before income taxes	922,966	814,484	898,095
Federal statutory income tax rate	35.0%	35.0%	35.0%
Provision for federal income taxes	323,038	285,069	314,333
Partnership earnings not subject to tax	(318,021)	(280,992)	(307,839)
State income taxes, net of federal benefit	7,576	6,095	4,530
Other, net	75	686	(919)
Income tax provision	$12,668	$10,858	$10,105

The following table sets forth the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities for the periods indicated. The prior period has been recast to conform to the current year presentation.

	Years Ended December 31,
	2014	2013
	(Thousands of dollars)
Deferred tax assets
Federal and state net operating loss	$3,179	$1,410
Other	1,626	1,521
Total deferred tax assets	4,805	2,931
Deferred tax liabilities
Excess of tax over book depreciation	61,120	48,433
Regulatory assets	1,962	1,978
Total deferred tax liabilities	63,082	50,411
Net deferred tax liabilities	$58,277	$47,480

Income taxes payable at December 31, 2014 and 2013, were not material.

M.	UNCONSOLIDATED AFFILIATES

Investments in Unconsolidated Affiliates - The following table sets forth our investments in unconsolidated affiliates for the periods indicated:

	Net Ownership Interest	December 31, 2014	December 31, 2013
		(Thousands of dollars)
Northern Border Pipeline	50%	$387,253	$404,803
Overland Pass Pipeline Company	50%	466,977	466,671
Fort Union Gas Gathering	37%	127,876	125,220
Bighorn Gas Gathering	49%	7,924	87,837
Other	Various	142,623	145,307
Investments in unconsolidated affiliates (a)		$1,132,653	$1,229,838
(a) - Equity method goodwill (Note A) was $170.9 million and $224.3 million at December 31, 2014 and 2013, respectively.

Equity Earnings from Investments - The following table sets forth our equity earnings from investments for the periods indicated:

	Years Ended December 31,
	2014	2013	2012
	(Thousands of dollars)
Share of investee earnings (loss)
Northern Border Pipeline	$69,819	$65,046	$72,705
Overland Pass Pipeline Company	25,906	20,461	20,043
Fort Union Gas Gathering	16,619	15,826	17,218
Bighorn Gas Gathering (a)	(25,621)	1,952	3,820
Other	7,701	7,232	9,238
Total share of investee earnings	$94,424	$110,517	$123,024
Impairment of investment in Bighorn Gas Gathering	(53,421)	—	—
Equity earnings from investments	$41,003	$110,517	$123,024
(a) Includes proportionate share of investee impairment of long-lived assets charge of $23.0 million in 2014.

Unconsolidated Affiliates Financial Information - The following tables set forth summarized combined financial information of our unconsolidated affiliates for the periods indicated:

	December 31, 2014	December 31, 2013
	(Thousands of dollars)
Balance Sheet
Current assets	$153,293	$155,310
Property, plant and equipment, net	$2,440,714	$2,557,571
Other noncurrent assets	$35,668	$34,478
Current liabilities	$95,026	$98,967
Long-term debt	$428,385	$442,103
Other noncurrent liabilities	$73,767	$58,221
Accumulated other comprehensive loss	$(2,063)	$(2,291)
Owners’ equity	$2,034,560	$2,150,359

	Years Ended December 31,
	2014	2013	2012
	(Thousands of dollars)
Income Statement
Operating revenues	$548,491	$528,665	$573,197
Operating expenses (a)	$309,990	$256,292	$269,858
Net income (a)	$214,410	$248,998	$279,766

Distributions paid to us	$139,019	$137,498	$155,741
(a) Includes long-lived asset impairment charge on Bighorn Gas Gathering in 2014.

We incurred expenses in transactions with unconsolidated affiliates of $62.0 million, $53.8 million and $36.1 million for 2014, 2013 and 2012, respectively, primarily related to Overland Pass Pipeline Company and Northern Border Pipeline. Accounts payable to our equity method investees at December 31, 2014 and 2013, were $20.5 million and $6.9 million, respectively.

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

During 2013, we made equity contributions to Northern Border Pipeline of approximately $30.8 million.

In September 2012, Northern Border Pipeline filed with the FERC a settlement with its customers to modify its transportation rates. In January 2013, the settlement was approved and the new rates became effective January 1, 2013. The new long-term transportation rates are approximately 11 percent lower compared with previous rates.

Bighorn Gas Gathering - Producers have primarily focused their development efforts on crude oil and NGL-rich supply basins rather than areas with dry natural gas production, such as the coal-bed methane areas in the Powder River Basin. The reduced coal-bed methane development activities and natural production declines in the dry natural gas formations of the Powder River Basin have resulted in lower natural gas volumes available to be gathered. While the reserve potential in the dry natural gas formations of the Powder River Basin still exists, future drilling and development in this area will be affected by commodity prices and producers’ alternative prospects.

During 2014, the volumes gathered on the Bighorn Gas Gathering system, in which we own a 49 percent equity interest and which operates in the coal-bed methane area of the Powder River Basin, declined at a rate greater than in prior periods and greater than expected. Due to these additional declines in volumes, Bighorn Gas Gathering recorded an impairment of its underlying assets in September 2014, when the operator determined that the volume decline would be sustained for the foreseeable future. As a result of these developments, we reviewed our equity method investment in Bighorn Gas Gathering for impairment as of September 30, 2014. We recorded noncash impairment charges of $76.4 million related to Bighorn Gas Gathering. The noncash impairment charges are included in equity earnings from investments in our accompanying Consolidated Statements of Income. The net book value of our equity method investment in Bighorn Gas Gathering is $7.9 million at December 31, 2014, and no equity method goodwill remains. We determined that there were no impairments to investments in unconsolidated affiliates in 2013 or 2012.

A continued decline in volumes gathered in the coal-bed methane area of the Powder River Basin may reduce our ability to recover the carrying value of our equity investments in this area and could result in additional noncash charges to earnings. The net book value of our remaining equity method investments in this dry natural gas area is $206.0 million, which includes

$130.5 million of equity method goodwill. We expect the commodity price environment to remain depressed for at least the near term, which has caused producers to announce plans for reduced drilling for crude oil and natural gas, which we expect will slow volume growth or reduce volumes of natural gas delivered to systems owned by our equity method investments.

N.	RELATED-PARTY TRANSACTIONS

Intersegment and affiliate sales are recorded on the same basis as sales to unaffiliated customers.  Prior to April 1, 2014, our Natural Gas Gathering and Processing segment sold natural gas to ONEOK and its subsidiaries, and our Natural Gas Pipelines segment provided transportation and storage services to ONEOK and its subsidiaries.  Additionally, our Natural Gas Gathering and Processing segment and Natural Gas Liquids segment purchased a portion of the natural gas used in their operations from ONEOK and its subsidiaries.

On January 31, 2014, ONEOK completed the separation of its former natural gas distribution business into ONE Gas. ONE Gas was an affiliate prior to this separation. Commodity sales and services revenues in the Consolidated Statements of Income for the one month ended January 31, 2014, and for the years ended December 31, 2013 and 2012, for transactions with ONE Gas prior to the separation are reflected as affiliate transactions. Transactions with ONE Gas that occurred after the separation are reflected as unaffiliated, third-party transactions.

On March 31, 2014, ONEOK completed the wind down of ONEOK Energy Services Company, a subsidiary of ONEOK. For the first quarter 2014 and the years ended December 31, 2013 and 2012, we had transactions with ONEOK Energy Services Company, which are reflected as affiliate transactions.

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

ONEOK and its affiliates provide a variety of services to us under the Services Agreement, including cash management and financial services, employee benefits provided through ONEOK’s benefit plans, legal and administrative services, insurance and office space leased in ONEOK’s headquarters building and other field locations.  Where costs are incurred specifically on behalf of one of our affiliates, the costs are billed directly to us by ONEOK.  In other situations, the costs may be allocated to us through a variety of methods, depending upon the nature of the expense and activities.  Beginning in the second quarter 2014, ONEOK allocates substantially all of its general overhead costs to us as a result of ONEOK’s separation of its natural gas distribution business and the wind down of its energy services business in the first quarter 2014.  For the first quarter 2014 and the years ended December 31, 2013 and 2012, it is not practicable to determine what these general overhead costs would have been on a stand-alone basis.  All costs directly charged or allocated to us are included in our Consolidated Statements of Income.

The following table sets forth the transactions with related parties for the periods indicated:

	Years Ended December 31,
	2014	2013	2012
	(Thousands of dollars)
Revenues	$53,526	$340,743	$352,099

Expenses
Cost of sales and fuel	$10,835	$37,963	$33,094
Administrative and general expenses	330,541	265,448	246,050
Total expenses	$341,376	$303,411	$279,144

ONEOK Partners GP made additional general partner contributions to us of approximately $23 million and $12 million in 2014 and 2013, respectively, to maintain its 2 percent general partner interest in connection with the issuances of common units.  See Note I for additional information about cash distributions paid to ONEOK for its general partner and limited partner interests.

O.	COMMITMENTS AND CONTINGENCIES

Commitments - Operating leases represent future minimum lease payments under noncancelable leases covering office space, pipeline equipment and vehicles.  Rental expense in 2014, 2013 and 2012 was not material. We have no material operating leases. Firm transportation and storage contracts are fixed-price contracts that provide us with firm transportation and storage capacity.  The following table sets forth our firm transportation and storage contract payments for the periods presented:

Firm Transportation and Storage Contracts
(Millions of dollars)
2015	$33.6
2016	32.1
2017	30.4
2018	29.4
2019	28.8
Thereafter	68.5
Total	$222.8

Environmental Matters - We are subject to multiple historical preservation, wildlife preservation and environmental laws and/or regulations that affect many aspects of our present and future operations.  Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, hazardous materials transportation, and pipeline and facility construction.  These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals.  Failure to comply with these laws, regulations, licenses and permits may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations.  For example, if a leak or spill of hazardous substances or petroleum products occurs from pipelines or facilities that we own, operate or otherwise use, we could be held jointly and severally liable for all resulting liabilities, including response, investigation and cleanup costs, which could affect materially our results of operations and cash flows.  In addition, emissions controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures at our facilities. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us.

In June 2013, the Executive Office of the President of the United States (the President) issued the President’s Climate Action Plan, which includes, among other things, plans for further regulatory actions to reduce carbon emissions from various sources. On March 28, 2014, the President released the Climate Action Plan - Strategy to Reduce Methane Emissions (Methane Strategy) that lists a number of actions the federal agencies will undertake to continue to reduce above-ground methane emissions from several industries, including the oil and natural gas sectors. The proposed measures outlined in the Methane Strategy include, without limitation, the following: collaboration with the states to encourage emission reductions; standards to minimize natural gas venting and flaring on public lands; policy recommendations for reducing emissions from energy infrastructure to increase the performance of the nation’s energy transmission, storage and distribution systems; and continued efforts by PHMSA to require pipeline operators to take steps to eliminate leaks and prevent accidental methane releases and evaluate the progress of states in replacing cast-iron pipelines. The impact of any such regulatory actions on our facilities and operations is unknown. We continue to monitor these developments and the impact they may have on our businesses. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a significant impact on our business, financial position, results of operations and cash flows.

Our expenditures for environmental assessment, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters have had no material effects on earnings or cash flows during the years ended December 31, 2014, 2013 and 2012.

The EPA’s “Tailoring Rule” regulates GHG emissions at new or modified facilities that meet certain criteria. Affected facilities are required to review best available control technology (BACT), conduct air-quality analysis, impact analysis and public reviews with respect to such emissions. At current emission threshold levels, this rule has had a minimal impact on our existing facilities. In addition, on June 23, 2014, the Supreme Court of the United States, in a case styled, Utility Air Regulatory Group v. EPA, 530 U.S. (2014), held that an industrial facility’s potential to emit GHG emissions alone cannot subject a facility to the permitting requirements for major stationary source provisions of the Clean Air Act. The decision invalidated the EPA’s current

Triggering and Tailoring Rule for GHG Prevention of Significant Deterioration (PSD) and Title V requirements as applied to facilities considered major sources only for GHGs. However, the Court also ruled that to the extent a source pursues a capital project (new construction or expansion of existing facility), which otherwise subjects the source to major source PSD permitting for conventional criteria pollutants, the permitting authorities may impose BACT analysis and emission limits for GHGs from those sources. We are in the process of evaluating the effects the decision and related pending judicial proceedings at the lower court level may have on our existing operations and the opportunities it creates for design decisions for new project applications.

In July 2011, the EPA issued a proposed rule that would change the air emissions New Source Performance Standards, also known as NSPS, and Maximum Achievable Control Technology requirements applicable to the oil and natural gas industry, including natural gas production, processing, transmission and underground storage sectors. In April 2012, the EPA released the final rule, which includes new NSPS and air toxic standards for a variety of sources within natural gas processing plants, oil and natural gas production facilities and natural gas transmission stations. The rule also regulates emissions from the hydraulic fracturing of wells for the first time. The EPA’s final rule reflects significant changes from the proposal issued in 2011 and allows for more manageable compliance options. The NSPS final rule became effective in October 2012, but the dates for compliance vary and depend in part upon the type of affected facility and the date of construction, reconstruction or modification.

The rule was most recently amended in December 2014. The EPA has indicated that further amendments may be issued in 2015. Based on the amendments, our understanding of pending stakeholder responses to the NSPS rule and the proposed rule-making, we do not anticipate a material impact to our anticipated capital, operations and maintenance costs resulting from compliance with the regulation. However, the EPA may issue additional responses, amendments and/or policy guidance on the final rule, which could alter our present expectations. Generally, the NSPS rule will require expenditures for updated emissions controls, monitoring and record-keeping requirements at affected facilities in the crude oil and natural gas industry. We do not expect these expenditures will have a material impact on our results of operations, financial position or cash flows.

Pipeline Safety - We are subject to PHMSA regulations, including pipeline asset integrity-management regulations.  The Pipeline Safety Improvement Act of 2002 requires pipeline companies operating high-pressure pipelines to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated high-consequence areas. In January 2012, The Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 was signed into law.  The law increased maximum penalties for violating federal pipeline safety regulations and directs the DOT and Secretary of Transportation to conduct further review or studies on issues that may or may not be material to us. These issues include but are not limited to the following:

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

For the years ended December 31, 2014, 2013 and 2012, we had no single customer from which we received 10 percent or more of our consolidated revenues.

See Note N for additional information about our sales to affiliated customers.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Year Ended December 31, 2014	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$1,478,729	$10,329,609	$329,801	$—	$12,138,139
Sales to affiliated customers	41,214	—	12,312	—	53,526
Intersegment revenues	1,447,665	215,772	8,343	(1,671,780)	—
Total revenues	$2,967,608	$10,545,381	$350,456	$(1,671,780)	$12,191,665

Net margin	$661,885	$1,110,085	$328,521	$2,626	$2,103,117
Operating costs	257,658	296,402	111,037	4,560	669,657
Depreciation and amortization	123,847	124,071	43,318	—	291,236
Gain (loss) on sale of assets	219	(572)	6,786	166	6,599
Operating income	$280,599	$689,040	$180,952	$(1,768)	$1,148,823

Equity earnings (loss) from investments	$(56,141)	$27,326	$69,818	$—	$41,003
Investments in unconsolidated affiliates	$254,818	$490,582	$387,253	$—	$1,132,653
Total assets	$4,727,201	$8,082,692	$1,823,917	$737	$14,634,547
Noncontrolling interests in consolidated subsidiaries	$4,251	$163,671	$—	$15	$167,937
Capital expenditures	$898,896	$798,048	$42,991	$6,055	$1,745,990
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $695.9 million, of which $598.1 million related to sales within the segment, net margin of $386.5 million and operating income of $196.1 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $290.0 million, net margin of $242.3 million and operating income of $106.5 million.

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

Year Ended December 31, 2012	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$436,629	$9,176,389	$217,034	$—	$9,830,052
Sales to affiliated customers	253,136	—	98,963	—	352,099
Intersegment revenues	825,948	80,274	4,388	(910,610)	—
Total revenues	$1,515,713	$9,256,663	$320,385	$(910,610)	$10,182,151

Net margin	$455,170	$907,340	$286,060	$(6,738)	$1,641,832
Operating costs	164,033	223,844	101,899	(7,236)	482,540
Depreciation and amortization	83,031	74,344	45,726	—	203,101
Loss on sale of assets	2,278	(932)	5,390	—	6,736
Operating income	$210,384	$608,220	$143,825	$498	$962,927

Equity earnings from investments	$29,103	$20,701	$73,220	$—	$123,024
Investments in unconsolidated affiliates	$333,210	$494,878	$393,317	$—	$1,221,405
Total assets	$3,040,198	$5,620,420	$1,812,711	$485,901	$10,959,230
Noncontrolling interests in consolidated subsidiaries	$4,752	$—	$—	$15	$4,767
Capital expenditures	$566,126	$968,549	$25,383	$455	$1,560,513
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

Q.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2014
	(Thousands of dollars, except per unit amounts)
Revenues	$3,162,303	$3,065,735	$3,119,369	$2,844,258
Net margin	$509,634	$494,333	$536,165	$562,985
Net income	$265,468	$214,511	$167,320	$264,036
Net income attributable to ONEOK Partners, L.P.	$265,392	$214,434	$167,247	$263,225
Limited partners’ per unit net income	$0.81	$0.54	$0.32	$0.67

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2013
	(Thousands of dollars, except per unit amounts)
Revenues	$2,517,447	$2,768,179	$3,134,733	$3,448,914
Net margin	$370,599	$411,953	$423,574	$440,934
Net income	$156,685	$202,454	$216,400	$228,444
Net income attributable to ONEOK Partners, L.P.	$156,599	$202,367	$216,310	$228,350
Limited partners’ per unit net income	$0.42	$0.62	$0.64	$0.67

R.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

We have no significant assets or operations other than our investment in our wholly owned subsidiary, the Intermediate Partnership.  The Intermediate Partnership holds all our partnership interests and equity in our subsidiaries, as well as a 50 percent interest in Northern Border Pipeline.  Our Intermediate Partnership guarantees our senior notes and borrowings, if any, under the Partnership Credit Agreement.  The Intermediate Partnership’s guarantee of our senior notes and of any borrowings under the Partnership Credit Agreement are full and unconditional, subject to certain customary automatic release provisions.

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

Condensed Consolidating Statements of Income

	Year Ended December 31, 2014
	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)

Revenues
Commodity sales	$—	$—	$10,725.0	$—	$10,725.0
Services	—	—	1,466.7	—	1,466.7
Total revenues	—	—	12,191.7	—	12,191.7
Cost of sales and fuel	—	—	10,088.6	—	10,088.6
Net margin	—	—	2,103.1	—	2,103.1
Operating expenses
Operations and maintenance	—	—	599.1	—	599.1
Depreciation and amortization	—	—	291.2	—	291.2
General taxes	—	—	70.6	—	70.6
Total operating expenses	—	—	960.9	—	960.9
Gain (loss) on sale of assets	—	—	6.6	—	6.6
Operating income	—	—	1,148.8	—	1,148.8
Equity earnings (loss) from investments	910.3	910.3	(28.8)	(1,750.8)	41.0
Allowance for equity funds used during construction	—	—	14.9	—	14.9
Other income (expense), net	331.7	331.7	1.2	(663.4)	1.2
Interest expense	(331.7)	(331.7)	(281.9)	663.4	(281.9)
Income before income taxes	910.3	910.3	854.2	(1,750.8)	924.0
Income taxes	—	—	(12.7)	—	(12.7)
Net income	910.3	910.3	841.5	(1,750.8)	911.3
Less: Net income attributable to noncontrolling interests	—	—	1.0	—	1.0
Net income attributable to ONEOK Partners, L.P.	$910.3	$910.3	$840.5	$(1,750.8)	$910.3

	Year Ended December 31, 2013
	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)

Revenues
Commodity sales	$—	$—	$10,549.2	$—	$10,549.2
Services	—	—	1,320.1	—	1,320.1
Total revenues	—	—	11,869.3	—	11,869.3
Cost of sales and fuel	—	—	10,222.2	—	10,222.2
Net margin	—	—	1,647.1	—	1,647.1
Operating expenses
Operations and maintenance	—	—	464.7	—	464.7
Depreciation and amortization	—	—	236.7	—	236.7
General taxes	—	—	56.9	—	56.9
Total operating expenses	—	—	758.3	—	758.3
Gain (loss) on sale of assets	—	—	11.9	—	11.9
Operating income	—	—	900.7	—	900.7
Equity earnings from investments	803.6	803.6	45.5	(1,542.2)	110.5
Allowance for equity funds used during construction	—	—	30.5	—	30.5
Other income (expense), net	287.6	287.6	9.8	(575.2)	9.8
Interest expense	(287.6)	(287.6)	(236.7)	575.2	(236.7)
Income before income taxes	803.6	803.6	749.8	(1,542.2)	814.8
Income taxes	—	—	(10.8)	—	(10.8)
Net income	803.6	803.6	739.0	(1,542.2)	804.0
Less: Net income attributable to noncontrolling interests	—	—	0.4	—	0.4
Net income attributable to ONEOK Partners, L.P.	$803.6	$803.6	$738.6	$(1,542.2)	$803.6

	Year Ended December 31, 2012
	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)

Revenues
Commodity sales	$—	$—	$9,010.2	$—	$9,010.2
Services	—	—	1,172.0	—	1,172.0
Total revenues	—	—	10,182.2	—	10,182.2
Cost of sales and fuel	—	—	8,540.4	—	8,540.4
Net margin	—	—	1,641.8	—	1,641.8
Operating expenses
Operations and maintenance	—	—	433.0	—	433.0
Depreciation and amortization	—	—	203.1	—	203.1
General taxes	—	—	49.5	—	49.5
Total operating expenses	—	—	685.6	—	685.6
Gain (loss) on sale of assets	—	—	6.7	—	6.7
Operating income	—	—	962.9	—	962.9
Equity earnings from investments	888.0	888.0	50.3	(1,703.3)	123.0
Allowance for equity funds used during construction	—	—	13.6	—	13.6
Other income (expense), net	240.1	240.1	5.0	(480.2)	5.0
Interest expense	(240.1)	(240.1)	(206.0)	480.2	(206.0)
Income before income taxes	888.0	888.0	825.8	(1,703.3)	898.5
Income taxes	—	—	(10.1)	—	(10.1)
Net income	888.0	888.0	815.7	(1,703.3)	888.4
Less: Net income attributable to noncontrolling interests	—	—	0.4	—	0.4
Net income attributable to ONEOK Partners, L.P.	$888.0	$888.0	$815.3	$(1,703.3)	$888.0

Condensed Consolidating Statements of Comprehensive Income

	Year Ended December 31, 2014
	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$910.3	$910.3	$841.5	$(1,750.8)	$911.3
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	(64.6)	32.4	32.4	(64.8)	(64.6)
Realized (gains) losses on derivatives recognized in net income	31.6	21.1	21.1	(42.2)	31.6
Total other comprehensive income (loss)	(33.0)	53.5	53.5	(107.0)	(33.0)
Comprehensive income	877.3	963.8	895.0	(1,857.8)	878.3
Less: Comprehensive income attributable to noncontrolling interests	—	—	1.0	—	1.0
Comprehensive income attributable to ONEOK Partners, L.P.	$877.3	$963.8	$894.0	$(1,857.8)	$877.3

	Year Ended December 31, 2013
	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$803.6	$803.6	$739.0	$(1,542.2)	$804.0
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	32.1	(14.5)	(14.5)	29.0	32.1
Realized (gains) losses on derivatives recognized in net income	8.4	(1.7)	(1.7)	3.4	8.4
Total other comprehensive income (loss)	40.5	(16.2)	(16.2)	32.4	40.5
Comprehensive income	844.1	787.4	722.8	(1,509.8)	844.5
Less: Comprehensive income attributable to noncontrolling interests	—	—	0.4	—	0.4
Comprehensive income attributable to ONEOK Partners, L.P.	$844.1	$787.4	$722.4	$(1,509.8)	$844.1

	Year Ended December 31, 2012
	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$888.0	$888.0	$815.7	$(1,703.3)	$888.4
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	10.3	46.8	46.8	(93.6)	10.3
Realized (gains) losses on derivatives recognized in net income	(58.5)	(61.5)	(61.5)	123.0	(58.5)
Total other comprehensive income (loss)	(48.2)	(14.7)	(14.7)	29.4	(48.2)
Comprehensive income	839.8	873.3	801.0	(1,673.9)	840.2
Less: Comprehensive income attributable to noncontrolling interests	—	—	0.4	—	0.4
Comprehensive income attributable to ONEOK Partners, L.P.	$839.8	$873.3	$800.6	$(1,673.9)	$839.8

Condensed Consolidating Balance Sheets

	December 31, 2014
	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$—	$42.5	$—	$—	$42.5
Accounts receivable, net	—	—	735.8	—	735.8
Affiliate receivables	—	—	8.6	—	8.6
Natural gas and natural gas liquids in storage	—	—	134.1	—	134.1
Commodity imbalances	—	—	64.8	—	64.8
Materials and supplies	—	—	55.8	—	55.8
Other current assets	1.9	—	42.5	—	44.4
Total current assets	1.9	42.5	1,041.6	—	1,086.0

Property, plant and equipment
Property, plant and equipment	—	—	13,377.6	—	13,377.6
Accumulated depreciation and amortization	—	—	1,842.1	—	1,842.1
Net property, plant and equipment	—	—	11,535.5	—	11,535.5

Investments and other assets
Investments in unconsolidated affiliates	4,248.0	5,469.8	746.1	(9,331.3)	1,132.6
Intercompany notes receivable	8,843.3	7,579.0	—	(16,422.3)	—
Goodwill and intangible assets	—	—	822.4	—	822.4
Other assets	36.2	—	21.8	—	58.0
Total investments and other assets	13,127.5	13,048.8	1,590.3	(25,753.6)	2,013.0
Total assets	$13,129.4	$13,091.3	$14,167.4	$(25,753.6)	$14,634.5

Liabilities and equity
Current liabilities
Current maturities of long-term debt	$—	$—	$7.7	$—	$7.7
Notes payable	1,055.3	—	—	—	1,055.3
Accounts payable	—	—	874.7	—	874.7
Affiliate payables	—	—	36.1	—	36.1
Commodity imbalances	—	—	104.7	—	104.7
Accrued interest	92.0	—	—	—	92.0
Other current liabilities	44.8	—	120.8	—	165.6
Total current liabilities	1,192.1	—	1,144.0	—	2,336.1

Intercompany debt	—	8,843.3	7,579.0	(16,422.3)	—

Long-term debt, excluding current maturities	5,986.5	—	51.9	—	6,038.4

Deferred credits and other liabilities	—	—	141.3	—	141.3

Commitments and contingencies

Equity
Equity excluding noncontrolling interests in consolidated subsidiaries	5,950.8	4,248.0	5,083.3	(9,331.3)	5,950.8
Noncontrolling interests in consolidated subsidiaries	—	—	167.9	—	167.9
Total equity	5,950.8	4,248.0	5,251.2	(9,331.3)	6,118.7
Total liabilities and equity	$13,129.4	$13,091.3	$14,167.4	$(25,753.6)	$14,634.5

	December 31, 2013
	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$—	$134.5	$—	$—	$134.5
Accounts receivable, net	—	—	1,103.1	—	1,103.1
Affiliate receivables	—	—	9.2	—	9.2
Natural gas and natural gas liquids in storage	—	—	188.3	—	188.3
Commodity imbalances	—	—	80.5	—	80.5
Materials and supplies	—	—	54.1	—	54.1
Other current assets	4.8	—	8.6	—	13.4
Total current assets	4.8	134.5	1,443.8	—	1,583.1

Property, plant and equipment
Property, plant and equipment	—	—	10,755.0	—	10,755.0
Accumulated depreciation and amortization	—	—	1,652.6	—	1,652.6
Net property, plant and equipment	—	—	9,102.4	—	9,102.4

Investments and other assets
Investments in unconsolidated affiliates	4,336.4	4,593.1	825.6	(8,525.3)	1,229.8
Intercompany notes receivable	6,638.3	6,247.1	—	(12,885.4)	—
Goodwill and intangible assets	—	—	832.2	—	832.2
Other assets	92.7	—	22.4	—	115.1
Total investments and other assets	11,067.4	10,840.2	1,680.2	(21,410.7)	2,177.1
Total assets	$11,072.2	$10,974.7	$12,226.4	$(21,410.7)	$12,862.6

Liabilities and equity
Current liabilities
Current maturities of long-term debt	$—	$—	$7.7	$—	$7.7
Notes payable	—	—	—	—	—
Accounts payable	—	—	1,255.4	—	1,255.4
Affiliate payables	—	—	47.5	—	47.5
Commodity imbalances	—	—	213.6	—	213.6
Accrued interest	92.7	—	—	—	92.7
Other current liabilities	—	—	89.1	—	89.1
Total current liabilities	92.7	—	1,613.3	—	1,706.0

Intercompany debt	—	6,638.3	6,247.1	(12,885.4)	—

Long-term debt, excluding current maturities	5,985.3	—	59.6	—	6,044.9

Deferred credits and other liabilities	—	—	113.0	—	113.0

Commitments and contingencies

Equity
Equity excluding noncontrolling interests in consolidated subsidiaries	4,994.2	4,336.4	4,188.9	(8,525.3)	4,994.2
Noncontrolling interests in consolidated subsidiaries	—	—	4.5	—	4.5
Total equity	4,994.2	4,336.4	4,193.4	(8,525.3)	4,998.7
Total liabilities and equity	$11,072.2	$10,974.7	$12,226.4	$(21,410.7)	$12,862.6

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2014
	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Operating activities
Cash provided by operating activities	$1,155.7	$69.8	$1,136.5	$(1,052.2)	$1,309.8
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	—	—	(1,746.0)	—	(1,746.0)
Cash paid for acquisitions, net of cash received	—	—	(814.9)	—	(814.9)
Contributions to unconsolidated affiliates	—	—	(1.0)	—	(1.0)
Distributions received from unconsolidated affiliates	—	17.7	3.4	—	21.1
Proceeds from sale of assets	—	—	7.8	—	7.8
Cash provided by (used in) investing activities	—	17.7	(2,550.7)	—	(2,533.0)
Financing activities
Cash distributions:
General and limited partners	(1,052.2)	(1,052.2)	—	1,052.2	(1,052.2)
Noncontrolling interests	—	—	(0.6)	—	(0.6)
Intercompany borrowings (advances), net	(2,295.2)	872.7	1,422.5	—	—
Borrowing (repayment) of notes payable, net	1,055.3	—	—	—	1,055.3
Repayment of long-term debt	—	—	(7.7)	—	(7.7)
Issuance of common units, net of issuance costs	1,113.1	—	—	—	1,113.1
Contribution from general partner	23.3	—	—	—	23.3
Cash provided by (used in) financing activities	(1,155.7)	(179.5)	1,414.2	1,052.2	1,131.2
Change in cash and cash equivalents	—	(92.0)	—	—	(92.0)
Cash and cash equivalents at beginning of period	—	134.5	—	—	134.5
Cash and cash equivalents at end of period	$—	$42.5	$—	$—	$42.5

	Year Ended December 31, 2013
	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Operating activities
Cash provided by operating activities	$870.7	$65.1	$981.6	$(909.7)	$1,007.7
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	—	(2.6)	(1,936.7)	—	(1,939.3)
Cash paid for acquisitions, net of cash received	—	—	(394.9)	—	(394.9)
Contributions to unconsolidated affiliates	—	(30.8)	(4.5)	—	(35.3)
Distributions received from unconsolidated affiliates	—	19.4	11.7	—	31.1
Proceeds from sale of assets	—	—	12.3	—	12.3
Cash used in investing activities	—	(14.0)	(2,312.1)	—	(2,326.1)
Financing activities
Cash distributions:
General and limited partners	(909.7)	(909.7)	—	909.7	(909.7)
Noncontrolling interests	—	—	(0.6)	—	(0.6)
Intercompany borrowings (advances), net	(1,794.8)	456.0	1,338.8	—	—
Issuance of long-term debt, net of discounts	1,247.8	—	—	—	1,247.8
Long-term debt financing costs	(10.2)	—	—	—	(10.2)
Repayment of long-term debt	—	—	(7.7)	—	(7.7)
Issuance of common units, net of issuance costs	583.9	—	—	—	583.9
Contribution from general partner	12.3	—	—	—	12.3
Cash provided by (used in) financing activities	(870.7)	(453.7)	1,330.5	909.7	915.8
Change in cash and cash equivalents	—	(402.6)	—	—	(402.6)
Cash and cash equivalents at beginning of period	—	537.1	—	—	537.1
Cash and cash equivalents at end of period	$—	$134.5	$—	$—	$134.5

	Year Ended December 31, 2012
	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Operating activities
Cash provided by operating activities	$760.9	$72.7	$873.4	$(760.9)	$946.1
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	—	—	(1,560.5)	—	(1,560.5)
Contributions to unconsolidated affiliates	—	—	(30.8)	—	(30.8)
Distributions received from unconsolidated affiliates	—	23.0	12.3	—	35.3
Proceeds from sale of assets	—	—	10.8	—	10.8
Cash provided by (used in) investing activities	—	23.0	(1,568.2)	—	(1,545.2)
Financing activities
Cash distributions:
General and limited partners	(760.9)	(760.9)	—	760.9	(760.9)
Noncontrolling interests	—	—	(0.8)	—	(0.8)
Issuance of long-term debt, net of discounts	1,295.0	—	—	—	1,295.0
Long-term debt financing costs	(9.6)	—	—	—	(9.6)
Intercompany borrowings (advances), net	(1,873.9)	1,167.2	706.7	—	—
Repayment of long-term debt	(350.0)	—	(11.1)	—	(361.1)
Issuance of common units, net of issuance costs	919.4	—	—	—	919.4
Contribution from general partner	19.1	—	—	—	19.1
Cash provided by (used in) financing activities	(760.9)	406.3	694.8	760.9	1,101.1
Change in cash and cash equivalents	—	502.0	—	—	502.0
Cash and cash equivalents at beginning of period	—	35.1	—	—	35.1
Cash and cash equivalents at end of period	$—	$537.1	$—	$—	$537.1

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Based on our evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that is included herein (Item 8).

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In evaluating candidates for appointment to our Board of Directors, ONEOK considers factors that are in the best interests of the Partnership and its unitholders, including the knowledge, experience, integrity and judgment of each candidate; the potential contribution of each candidate to the diversity of backgrounds, experience and competencies that ONEOK desires to have represented on the Board; each candidate’s ability to devote sufficient time and effort to his or her duties as a director; and any core competencies or technical expertise necessary for the Board and to staff Board committees.  In addition, ONEOK assesses whether a candidate possesses the integrity, judgment, knowledge, experience, skills and expertise that are likely to enhance the Board’s ability to manage and direct the affairs and business of the Partnership.

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

Risk Oversight

We engage in an annual comprehensive enterprise risk management (ERM) process to aggregate, monitor, measure and manage risk.  Our ERM approach is designed to enable our Board of Directors to establish a mutual understanding with management of the effectiveness of our risk-management practices and capabilities, to review our risk exposure and to elevate certain key risks for discussion at the Board level.  Our ERM program is overseen by our Chief Financial Officer.  Management and our Board

of Directors believe that risk management is an integral part of our annual strategic planning process, which addresses, among other things, the risks and opportunities facing our company.

Our ERM program is an entitywide process designed to identify, assess and manage risks that could affect our ability to fulfill our business objectives or execute our business strategies.  Our ERM process involves the identification and assessment of a broad range of risks and the development of plans to mitigate their effects.  These risks generally relate to strategic, operational, financial, regulatory compliance and human resources issues.

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

Our Board of Directors implements its risk oversight responsibilities by having management provide periodic briefing and informational sessions on the significant voluntary and involuntary risks that the Partnership faces and how the Partnership is seeking to control and mitigate these risks if and when appropriate.  In some cases, as with risks relating to significant acquisitions, risk oversight is addressed as part of the full Board’s engagement with the Chief Executive Officer and management.

Our Board of Directors annually reviews a management assessment of the various operational and regulatory risks facing the Partnership, their relative magnitude and management’s plan for mitigating these risks.  The Board also reviews risks related to the Partnership’s business strategies at its annual strategic planning meeting and at other meetings as appropriate.

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

Name	Age	Position
John W. Gibson	62	Chairman of the Board
Terry K. Spencer	55	President, Chief Executive Officer and Member, Board of Directors
Derek S. Reiners	43	Senior Vice President, Chief Financial Officer and Treasurer
Robert F. Martinovich	57	Executive Vice President and Chief Administrative Officer
Walter S. Hulse III	51	Executive Vice President, Strategic Planning and Corporate Affairs
Stephen W. Lake	51	Senior Vice President, General Counsel and Assistant Secretary
Wesley J. Christensen	61	Senior Vice President, Operations
Sheppard F. Miers III	46	Vice President and Chief Accounting Officer
Julie H. Edwards	56	Member, Board of Directors and Audit Committee
Steven J. Malcolm	66	Member, Board of Directors and Audit Committee
Jim W. Mogg	66	Member, Board of Directors and Audit Committee
Gary N. Petersen	63	Member, Board of Directors, Audit and Conflicts Committees
Craig F. Strehl	57	Member, Board of Directors and Vice Chairman, Audit and Conflicts Committees
Gil J. Van Lunsen	72	Member, Board of Directors and Chairman, Audit and Conflicts Committees

John W. Gibson is nonexecutive Chairman of the Board of ONEOK Partners GP and ONEOK.  He served as our Chairman of the Board and Chief Executive Officer from 2007 until January 31, 2014, and also served as President from 2010 through 2011.  From 2007 until January 31, 2014, he served as the Chief Executive Officer of ONEOK and was appointed Chairman of the ONEOK Board in May 2011. He also served as the President of ONEOK from 2010 through 2011. From 2005 until May 2006, he was President of ONEOK Energy Companies, which included ONEOK’s gathering and processing, natural gas liquids, pipelines, and storage and energy services business segments.  Prior to that, he was ONEOK’s President, Energy, from May 2000 to 2005. Mr. Gibson joined ONEOK in May 2000 from Koch Energy, Inc., a subsidiary of Koch Industries, where he was an Executive Vice President.  His career in the energy industry began in 1974 as a refinery engineer with Exxon USA.  He spent 18 years with Phillips Petroleum Company in a variety of domestic and international positions in its natural gas, natural gas liquids and exploration and production businesses, including Vice President of Marketing of its natural gas subsidiary GPM Gas Corp. Mr. Gibson serves on the Board of Directors of ONE Gas, Inc. and BOK Financial Corporation and the Board of Trustees of Missouri University of Science and Technology.

Mr. Gibson has served in a variety of roles of continually increasing responsibility at ONEOK Partners GP since 2004, ONEOK since 2000, and prior to 2000, at Koch Energy, Inc., Exxon USA, and Phillips Petroleum.  In these roles, Mr. Gibson has had direct responsibility for and extensive experience in strategic and financial planning, acquisitions and divestitures, operations, management supervision and development, and compliance.  As the executive responsible for numerous merger-and-acquisition transactions over the course of his career, Mr. Gibson has significant experience in assessing merger-and-acquisition opportunities, and in structuring, financing and completing merger-and-acquisition transactions.  Over the course of his lengthy career in a variety of sectors of the oil and gas industry, Mr. Gibson has gained extensive management and operational experience and has demonstrated a strong record of leadership, strategic vision and risk management.  In light of Mr. Gibson’s prior role as the top executive officer of our general partner and his extensive industry and managerial experience and knowledge, ONEOK has concluded that Mr. Gibson should continue as a member of our Board of Directors.

Terry K. Spencer was appointed to the Board of Directors in January 2010.  Mr. Spencer was appointed President and Chief Executive Officer of both ONEOK Partners GP and ONEOK, effective January 31, 2014, and was appointed President of ONEOK Partners GP and ONEOK, effective January 1, 2012.  He served as our Chief Operating Officer from July 16, 2009, through December 31, 2011.  From 2007, until his appointment as Chief Operating Officer, Mr. Spencer served as our Executive Vice President – Natural Gas Liquids.  Mr. Spencer previously served as President – Natural Gas Liquids from April 2006 and served as Senior Vice President – Natural Gas Liquids from July 2005 to March 2006 following the asset acquisition from Koch Energy, Inc.  From 2003 to 2005, he served as Vice President and General Manager of Gas Supply and Project Development for ONEOK. Prior to joining the Partnership and ONEOK, he held position of increasing responsibility in the natural gas gathering and processing industry with Continental Natural Gas, Inc., in Tulsa; Stellar Gas Company in Houston; and Texas Oil and Gas Corporation’s Delhi Gas Pipeline subsidiary in Dallas. Mr. Spencer is a member of the Gas Processors Association Board of Directors and its executive and finance committees.

Mr. Spencer has extensive senior management experience in the oil and natural gas industry as a result of his service in a variety of roles of continually increasing responsibility at both the Partnership and ONEOK since 2003.  In these roles, Mr. Spencer has had direct responsibility for, and extensive experience in, strategic and financial planning, acquisitions and divestitures, operations, management supervision and development, and compliance. Mr. Spencer has significant experience in assessing acquisition opportunities and in structuring, financing and completing merger and acquisition transactions. During the course of his lengthy career in a variety of sectors in the oil and natural gas industry, Mr. Spencer has gained extensive management and operational experience and has demonstrated a strong record of achievement and sound judgment.  In light of Mr. Spencer’s extensive industry and executive managerial experience, ONEOK has concluded that Mr. Spencer should continue as a member of our Board of Directors.

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

Robert F. Martinovich was appointed Executive Vice President and Chief Administrative Officer, effective February 20, 2015. Prior to that, he was Executive Vice President, Commercial, of ONEOK Partners GP and ONEOK since January 31, 2014.  Mr. Martinovich served as Executive Vice President, Operations, of ONEOK Partners GP and ONEOK from January 1, 2013 to January 31, 2014, and as Executive Vice President, Chief Financial Officer and Treasurer of ONEOK Partners GP and ONEOK from January 1, 2012, through December 31, 2012.  He served as our Senior Vice President, Chief Financial Officer and Treasurer from March 1, 2011, through December 31, 2011.  He served as a member of the Board of Directors from March 1, 2011, through December 31, 2012. He served as ONEOK’s chief operating officer from July 2009 through February 2011, responsible for ONEOK’s Distribution and Energy Services operating segments.  He joined ONEOK in 2007 as President of our Natural Gas Gathering and Processing segment.  Prior to joining ONEOK, he held a variety of executive management positions for DCP Midstream, LLC after joining the company in 2000.  Previously, he was Senior Vice President of GPM Gas Corporation, the natural gas gathering, processing and marketing division of Phillips Petroleum Company, holding a variety of marketing, financial and operational leadership roles.  Mr. Martinovich joined Phillips in 1980 and held various engineering, sales and marketing positions in the research and development and the plastics divisions of Phillips, and also served on the company’s corporate planning and development staff.

Walter S. Hulse III was appointed Executive Vice President, Strategic Planning and Corporate Affairs, effective February 2015. Mr. Hulse is a veteran of the financial industry with more than 29 years of experience in investment banking. Mr. Hulse joined ONEOK from Spinnaker Strategic Advisory Services, LLC, which provides consulting services to mid-cap and large-cap publicly traded companies, including the review of merger and/or acquisition opportunities, debt and equity markets, corporate restructuring and potential divestitures. Mr. Hulse has served us as a consultant to ONEOK for many years and most recently assisted with the separation of ONE Gas. Mr. Hulse has served as Vice Chairman of the Investment Banking Department, Managing Director and Head of the Business Development Group and Head of the Global Utility Group at UBS Investment Bank. Before joining UBS Investment Bank at the time of its merger with PaineWebber Incorporated, Mr. Hulse was the Director of the Mergers and Acquisition Department at PaineWebber. Before rejoining Paine Webber in 2000, Mr. Hulse was Managing Director and Co-head of Global Energy and Power M&A at JP Morgan Securities, Inc. From 1997 to mid-1999, Mr. Hulse was Head of the Utility Finance Group at PaineWebber. From 1994 to 1996, Mr. Hulse was Managing Director and Head of the Fixed Income Capital Markets Group at PaineWebber.

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

Mr. Malcolm currently serves as a director of BOK Financial Corporation.  Mr. Malcolm also serves on the boards of the YMCA of Greater Tulsa, the YMCA of the USA, the Oklahoma Center for Community and Justice, the University of Tulsa Board of Trustees and the Missouri University of Science and Technology Board of Trustees. In light of Mr. Malcolm’s extensive industry, financial, corporate governance, public policy and government, operating, and compensation experience, and strong record of leadership and strategic vision, ONEOK has concluded that Mr. Malcolm should continue as a member of our Board of Directors.

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

Gary N. Petersen was appointed to our Board of Directors in May 2006.  From May 2011 to November 2014, Mr. Petersen served as President of Energy Technology Unlimited of Minnesota, LLC, a start-up antifreeze recycling company based in Faribault, Minnesota. Mr. Petersen retired in July 2010 as President of Endres Processing LLC, a recycler and processor of food waste into livestock feed ingredients, where he was responsible for strategic planning, merger/acquisitions, financial analysis, budgets and forecasts, and management development.  He provided consulting services to Endres Processing until February 2012.

Additionally, Mr. Petersen has been a consultant for the past 15 years to a number of small businesses and not-for-profit organizations. His consulting work with senior management includes facilitation of strategic thinking and planning processes, business acquisitions and sales, feasibility studies, financial reporting and analysis, organizational development and crisis management.

From 1977 to 1998, Mr. Petersen was employed by Reliant Energy-Minnegasco and served as President and Chief Operating Officer of Reliant Energy-Minnegasco, from 1991 to 1998 where he directed Minnegasco’s operations.  The first 10 years of his Minnegasco career included numerous management positions of increasing responsibility in state utility regulation, gas supply procurement, strategic planning, financial reporting and analysis, mergers and acquisitions and rate case preparation and expert testimony.  Prior to his employment at Minnegasco, Mr. Petersen was a senior auditor with Arthur Andersen & Co.  He currently serves on the board of the Dunwoody College of Technology and as Chairman of the Board of Directors of Micro-Matics, Inc., Fridley, Minnesota.

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

Craig F. Strehl was appointed to our Board of Directors in August 2009.  Mr. Strehl is a former independent director of LONESTAR Midstream Partners, LP.  Prior to his affiliation with LONESTAR, Mr. Strehl was the President of Sid Richardson

Carbon & Energy Company, a private natural gas midstream and chemical manufacturing company, where he managed significant growth through approximately $200 million in acquisitions and numerous internal capital projects.  In 2006, he led the sale of the midstream business to Southern Union Company for $1.6 billion.  He then served as President of Southern Union Company’s midstream assets until he retired in January 2007.

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

Director Compensation

Compensation for our nonmanagement directors for the year ended December 31, 2014, consisted of an annual cash retainer of $150,000. In addition, the chair of our Audit Committee received an additional annual cash retainer of $10,000 and the Chairman of the Board received an additional annual cash retainer of $25,000. Nonmanagement directors are reimbursed for their expenses related to their attendance at Board of Directors, Audit Committee and Conflicts Committee meetings.  A director who is also an officer or employee of ONEOK Partners GP or ONEOK receives no compensation for his or her service as a director.

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

The following table sets forth the compensation paid to our nonmanagement directors in 2014.

2014 DIRECTOR COMPENSATION
	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
John W. Gibson (1)	$160,417						$160,417
Julie H. Edwards	$150,000	—	—	—	—	—	$150,000
Steven J. Malcolm	$150,000	—	—	—	—	—	$150,000
Jim W. Mogg	$150,000	—	—	—	—	—	$150,000
Gary N. Petersen	$150,000	—	—	—	—	—	$150,000
Craig F. Strehl	$150,000	—	—	—	—	—	$150,000
Gil J. Van Lunsen	$160,000	—	—	—	—	—	$160,000
(1) Mr. Gibson became our nonexecutive Chairman of the Board on January 31, 2014, and his compensation was prorated for his 11 months of service in 2014.

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

Governance Guidelines - Our Board of Directors has adopted Governance Guidelines that address several Partnership governance matters, including responsibilities of our directors, the composition and responsibility of the Audit Committee, the conduct and frequency of board meetings, management succession, director access to management and outside advisors, director orientation and continuing education, and the annual self-evaluation of the board.  Our Board of Directors recognizes that effective governance is an ongoing process, and the Board reviews our Governance Guidelines periodically as deemed necessary.

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

Compensation Committee Interlocks and Insider Participation - We do not have a compensation committee.  During 2014, the compensation of our named executive officers was determined by ONEOK’s Executive Compensation Committee, which consists of independent members of the ONEOK Board of Directors.  No member of ONEOK’s Executive Compensation Committee is, or was formerly, an officer or employee of ONEOK, ONEOK Partners GP or any of their subsidiaries.

Section 16(a) Beneficial Ownership Reporting Compliance - Section 16(a) of the Exchange Act requires executive officers, members of our Board of Directors and persons who own more than 10 percent of our common units to file reports of ownership and changes in ownership with the SEC and the NYSE and to furnish us with copies of all Section 16(a) forms they file.  Based solely on our review of the copies of such forms received by us during and with respect to the 2014 fiscal year or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that during 2014 our reporting persons complied with all applicable filing requirements in a timely manner.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

We do not employ directly any of the persons responsible for managing or operating our business.  Instead, we are managed by our general partner, ONEOK Partners GP, the executive officers of which are employees of ONEOK.

We do not have a compensation committee.  The compensation of the officers of our general partner, who are deemed to be our officers, is set by the Executive Compensation Committee of the Board of Directors of ONEOK.  A discussion of the objectives of, and other matters related to, ONEOK’s compensation programs will be included in the Executive Compensation Discussion and Analysis section of ONEOK’s 2015 Proxy Statement as filed with the SEC (ONEOK 2015 Proxy Statement), which is incorporated herein by this reference.  A copy of the ONEOK 2015 Proxy Statement will be provided on, and may be copied from, ONEOK’s website at www.oneok.com and is available free of charge from the secretary of ONEOK Partners GP upon request.

We have a Services Agreement with ONEOK under which a portion of the compensation paid by ONEOK to our named executive officers is allocated to us and reimbursed by us to ONEOK.  The compensation amounts shown in the following table represent that portion of the named executive officer’s total compensation that is allocated to and reimbursed by us under the Services Agreement.  Please read “Certain Relationships and Related Person Transactions, and Director Independence-Services Agreement” for a description of the Services Agreement.

The following table summarizes the compensation allocated to and reimbursed by us in 2014 for our principal executive officer, principal financial officer and the three other most highly compensated executive officers (which we collectively refer to as the “named executive officers”) of our general partner, ONEOK Partners GP.

Summary Compensation Table for 2014
Name and Principal Position	Year	Salary	Stock Awards (1)	Non-Equity Incentive Plan Compensation (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3)	All Other Compensation (4)	Total
John W. Gibson	2014	$75,780	$—	$51,690	$3,606,343	$4,926	$3,738,739
Chairman and Chief Executive Officer through January 30, 2014 Chairman of the Board effective January 31, 2014	2013	$617,785	$1,937,826	$290,684	$—	$78,512	$2,924,807
	2012	$611,531	$2,149,828	$675,903	$2,303,843	$94,891	$5,835,996
Terry K. Spencer	2014	$670,058	$2,157,814	$447,981	$539,424	$54,709	$3,869,986
President through January 30, 2014 President and Chief Executive Officer effective January 31, 2014	2013	$390,180	$887,578	$152,821	$29,645	$44,176	$1,504,400
	2012	$386,230	$1,061,643	$334,733	$342,156	$48,544	$2,173,306
Derek S. Reiners	2014	$358,960	$808,883	$143,584	$—	$45,233	$1,356,660
Senior Vice President, Chief Financial Officer and Treasurer	2013	$211,348	$352,067	$55,276	$—	$28,861	$647,552
	2012	$186,678	$212,329	$102,995	$—	$36,731	$538,733
Robert F. Martinovich	2014	$478,613	$808,883	$215,376	$—	$64,186	$1,567,058
Executive Vice President, Operations through January 30, 2014 Executive Vice President, Commercial effective January 31, 2014	2013	$325,150	$528,871	$104,048	$—	$52,273	$1,010,342
	2012	$321,859	$928,939	$247,831	$—	$72,973	$1,571,602
Stephen W. Lake	2014	$430,752	$808,883	$181,873	$—	$55,571	$1,477,079
Senior Vice President, General Counsel and Assistant Secretary	2013	$292,635	$352,067	$78,036	$—	$43,786	$766,524
	2012	$273,580	$398,117	$186,678	$—	$43,104	$901,479
Wesley J. Christensen	2014	$400,000	$845,029	$195,000	$138,304	$40,654	$1,618,987
Senior Vice President, Operations	2013	$340,000	$541,391	$100,000	$33,100	$43,482	$1,057,973
	2012	$300,000	$329,848	$220,000	$102,794	$46,211	$998,853

(1)
The amounts included in the table relate to restricted stock incentive units and performance units granted under the ONEOK Long-Term Incentive Plan (“LTI Plan”) and the ONEOK Equity Compensation Plan (“ECP”), respectively, and reflect the aggregate grant date fair value allocated to us in 2014, 2013 and 2012 calculated pursuant to Financial Accounting Standards Board’s Accounting Standards Codification 718, Compensation Stock Computation (“ASC Topic 718”).  Material assumptions used in the calculation of the value of these equity grants are included in Note M to the ONEOK audited financial statements for the year ended December 31, 2014, included in the ONEOK 2014 Annual Report on Form 10-K filed with the SEC on February 25, 2015.

The aggregate grant date fair value of restricted stock units for purposes of ASC Topic 718 was determined based on the closing price of ONEOK common stock on the grant date, adjusted for the current dividend yield.  With respect to the performance units, the aggregate grant date fair value for purposes of ASC Topic 718 was determined using the probable outcome of the performance conditions as of the grant date based on a valuation model that considers the market condition (total shareholder return) and using assumptions developed from historical information of ONEOK and a peer group of companies.  The value included for the performance units is based on 100 percent of the performance units vesting at the end of the three-year performance period.  Using the maximum number of shares issuable upon vesting of the performance units (200 percent of the units granted), the aggregate grant date fair value of the performance units allocable to us would be as follows:

Name	2014	2013	2012
John W. Gibson	$—	$3,159,593	$3,536,415
Terry K. Spencer	$3,549,678	$1,447,155	$1,746,378
Derek S. Reiners	$1,329,442	$574,781	$349,276
Robert F. Martinovich	$1,329,442	$862,171	$1,528,082
Stephen W. Lake	$1,329,442	$574,781	$654,892
Wesley J. Christensen	$1,388,850	$883,870	$542,592

(2)
Reflects the amounts allocated to us under the ONEOK annual short-term incentive plan for each named executive officer.  The plan provides that ONEOK officers may receive annual cash incentive awards based on the performance of ONEOK and each officer’s individual performance.  The corporate and business-unit criteria and individual performance criteria are established annually by the Executive Compensation Committee of the ONEOK Board of Directors. This committee also establishes annual target awards for each ONEOK officer.  For a discussion of the performance criteria established by the ONEOK Executive Compensation Committee for 2014 awards under the ONEOK annual short-term incentive plan, see “2014 Annual Short-Term Incentive Awards” in the Executive Compensation Discussion and Analysis section of the ONEOK 2015 Proxy Statement.

(3)
The amounts reflected represent the aggregate change during 2014 in the actuarial present value of the named executive officers’ accumulated benefits under the ONEOK, Inc. Retirement Plan and the ONEOK, Inc. Supplemental Executive Retirement Plan. A description of the ONEOK, Inc. Retirement Plan and the ONEOK, Inc. Supplemental Executive Retirement Plan will be set forth in the Executive Compensation and Discussion and Analysis section of the ONEOK 2015 Proxy Statement. The change in the present value of the accrued pension benefit is impacted by variables such as additional years of service, age and the discount rate used to calculate the present value of the change. For 2014, the change in pension value reflects not only the increase due to additional service and pay for the year, but also an increase in present value due to the lower discount rate (4.50 percent for fiscal 2014, down from 5.25 percent in 2013). The Retirement Plan was closed to new participants as of December 31, 2004, and the only named executive officers who participate in the plan are Messrs. Gibson, Spencer and Christensen.

During 2013, the allocated pension value for Mr. Gibson decreased $367,411. There were no above-market or preferential earnings credited on any of the named executive officer’s nonqualified deferred compensation.

(4)
Reflects the portion allocated to us of (i) the amounts paid as ONEOK’s dollar-for-dollar match of contributions made by the named executive officer under both the ONEOK, Inc. Nonqualified Deferred Compensation Plan and the ONEOK, Inc. 401(k) Plan, as well as quarterly and annual contributions to the ONEOK Profit-Sharing Plan, and corresponding excess contributions to the ONEOK, Inc. Nonqualified Deferred Compensation Plan, (ii) amounts paid for length of service awards, and (iii) the value of shares received under the ONEOK Employee Stock Award Program as of the date of issuance, as follows:

Name	Year	Match Under Nonqualified Deferred Compensation Plan (a)	Match Under 401(k) Plan (b)	Company Contribution to Profit Sharing Plan (c)	Service Award	Stock Award
John W. Gibson	2014	$—	$4,547	$—	$—	$379
	2013	$68,086	$9,950	$—	$—	$476
	2012	$84,970	$9,656	$—	$—	$265
Terry K. Spencer	2014	$38,768	$14,933	$—	$—	$1,009
	2013	$33,750	$9,950	$—	$—	$476
	2012	$38,623	$9,656	$—	$—	$265
Derek S. Reiners	2014	$19,145	$14,933	$9,956	$192	$1,009
	2013	$13,461	$9,950	$4,975	$—	$476
	2012	$18,764	$9,656	$8,046	$—	$265
Robert F. Martinovich	2014	$38,289	$14,933	$9,956	$—	$1,009
	2013	$36,872	$9,950	$4,975	$—	$476
	2012	$54,877	$9,656	$8,046	$129	$265
Stephen W. Lake	2014	$29,674	$14,933	$9,956	$—	$1,009
	2013	$28,386	$9,950	$4,975	$—	$476
	2012	$25,138	$9,656	$8,046	$—	$265
Wesley J. Christensen	2014	$24,000	$15,600	$—	$—	$1,054
	2013	$27,450	$15,300	$—	$—	$732
	2012	$30,800	$15,000	$—	$—	$411

(a)
Additional information on the ONEOK, Inc. Nonqualified Deferred Compensation Plan, will be set forth in “Long-Term Compensation Plans - Nonqualified Deferred Compensation Plan” in the Executive Compensation Discussion and Analysis section of the ONEOK 2015 Proxy Statement.

(b)
The ONEOK, Inc. 401(k) Plan is a tax-qualified plan that covers substantially all ONEOK employees.  Employee contributions are discretionary.  Subject to certain limits, ONEOK matches 100 percent of employee contributions to the plan up to a maximum of 6 percent.

(c)
ONEOK’s Profit-Sharing Plan covers all eligible employees hired after December 31, 2004, and employees who accepted a one-time opportunity to opt out of the ONEOK Retirement Plan.  ONEOK plans to make a contribution to the Profit-Sharing Plan each quarter equal to 1 percent of each participant’s eligible compensation during the quarter.  Additional discretionary contributions may be made by ONEOK at the end of each year.  Employee contributions are not allowed under the plan.

The named executive officers did not receive perquisites or other personal benefits with an aggregate value of $10,000 or more during 2014, 2013 or 2012.

(5)	Mr. Gibson retired as our Chief Executive Officer effective January 31, 2014. The allocated portion of his annual salary prior to his retirement was $75,780.

(6)	As a result of his retirement as our Chief Executive Officer effective January 31, 2014, the allocation of Mr. Gibson’s short-term incentive payout was prorated.

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

Payments Made Upon Any Termination - Regardless of the manner in which a named executive officer’s employment terminates, he or she is entitled to receive amounts earned during their term of employment.  Such amounts include:

•	accrued but unpaid salary;

•	amounts contributed under the Thrift Plan for Employees of ONEOK, Inc. and Subsidiaries, the ONEOK Profit-Sharing Plan and the ONEOK, Inc. Employee Nonqualified Deferred Compensation Plan;

•	amounts accrued and vested through the Retirement Plan for Employees of ONEOK, Inc. and Subsidiaries and the ONEOK, Inc. Supplemental Executive Retirement Plan; and

•	unused prorated vacation.

Payments Made Upon Retirement - In the event of the retirement of a named executive officer, in addition to the items identified above, such named executive officer will be entitled to:

•	receive a prorated portion of each outstanding performance unit granted under the ONEOK Equity Compensation Plan upon the completion of the performance period;

•	receive a prorated portion of each outstanding restricted stock incentive unit granted under either the ONEOK Long-Term Incentive Plan or the ONEOK Equity Compensation Plan; and

•	receive ONEOK health and life benefits for the retiree and qualifying dependents.

Payments Made Upon Death or Disability - In the event of the death or disability of a named executive officer, in addition to the benefits listed under the headings “Payments Made Upon Any Termination” and “Payments Made Upon Retirement” above, the named executive officer will receive applicable benefits under ONEOK’s disability plan or payments under ONEOK’s life insurance plan.

Payments Made Upon a Change in Control - ONEOK has adopted an Officer Change-in-Control Severance Plan (the Change-in-Control Plan), which covers all of ONEOK executive officers, including the named executive officers. Subject to certain exceptions, the Change-in-Control Plan will provide ONEOK officers with severance benefits if they are terminated by ONEOK without cause (as defined in the Change-in-Control Plan) or if they resign for good reason (as defined in the Change-

in-Control Plan), in each case within two years following a change in control of ONEOK or us.  All change-in-control benefits are “double trigger,” meaning that payments and benefits under the plan are payable only if the officer’s employment is terminated by us without “cause” or by the officer for a “good reason” at any time during the two years following a change in control. Severance payments under the plan consist of a cash payment that may be up to three times the participant’s annual salary and target short-term incentive bonus, plus reimbursement of COBRA healthcare premiums for 18 months.  At the time the ONEOK Board of Directors approved the Change-in-Control Plan, the Board, upon the recommendation of the ONEOK Executive Compensation Committee, established a severance multiplier of two times their annual salary and target short-term incentive bonus for certain participants in the Change-in-Control Plan, including the named executive officers.  The Change-in-Control Plan does not provide for the credit of additional years of service to any participant to determine the pension amounts payable in the event of a change in control and does not provide an excise tax gross-up for any participant.  Rather, severance payments and benefits under the Change-in-Control Plan will be reduced if, as a result of such reduction, the officer would receive a greater total payment after taking taxes, including excise taxes, into account.

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

Potential Postemployment Payment Tables - The following tables reflect estimates of our allocated portion of the amount of incremental compensation due to each named executive officer by ONEOK in the event of such executive’s termination of employment by reason of death, disability or retirement, termination of employment without cause, or termination of employment without cause or with good reason within two years following a change in control.  The amounts shown assume that such termination was effective as of December 31, 2014, and are estimates of the allocated amounts that would be paid out to the executives upon such termination, including, with respect to performance units, the performance factor calculated as if the performance period had ended on December 31, 2014.  The amounts reflected in the “Qualifying Termination Following a Change in Control” column of the tables that follow are the amounts that would be paid pursuant to the ONEOK, Inc. Change-in-Control Plan and, with respect to the performance units, assume a change in control effective December 31, 2014, and a performance factor based on ONEOK’s total shareholder return relative to the designated peer group on that date.

John W. Gibson	Termination Upon Death, Disability or Retirement (1)	Termination Without Cause	Qualifying Termination Following a Change in Control
Cash Severance	$—	$—	$—
Health and Welfare Benefits	$74,779	$—	$—
Equity
Restricted Units	$928,948	$—	$—
Performance Units	$—	$—	$—
Total	$928,948	$—	$—
Total	$1,003,727	$—	$—
(1)    Mr. Gibson retired as Chief Executive Officer effective January 31, 2014. The amounts reflected in the table represent the allocated portion of payments to Mr. Gibson upon his retirement and include $74,779 in allocated accrued vacation pay and the allocated portion of the value of 13,987 ONEOK restricted units that vested on a prorated basis upon his retirement. These amounts do not include the value of 108,007 ONEOK performance units that vested at his retirement but which will not be paid out until the end of their respective performance periods.

Terry K. Spencer	Termination Upon Death, Disability or Retirement	Termination Without Cause	Qualifying Termination Following a Change in Control
Cash Severance	$—	$—	$2,761,640
Health and Welfare Benefits	$66,386	$66,386	$94,600
Equity
Restricted Units	$718,531	$718,531	$1,108,346
Performance Units	$2,277,052	$—	$2,731,785
Total	$2,995,583	$718,531	$3,840,131
Total	$3,061,969	$784,917	$6,696,371

Derek S. Reiners	Termination Upon Death, Disability or Retirement	Termination Without Cause	Qualifying Termination Following a Change in Control
Cash Severance	$—	$—	$1,220,547
Health and Welfare Benefits	$35,564	$35,564	$63,252
Equity
Restricted Units	$198,082	$198,082	$342,606
Performance Units	$564,930	$—	$725,571
Total	$763,012	$198,082	$1,068,177
Total	$798,576	$233,646	$2,351,976

Robert F. Martinovich	Termination Upon Death, Disability or Retirement	Termination Without Cause	Qualifying Termination Following a Change in Control
Cash Severance	$—	$—	$1,676,710
Health and Welfare Benefits	$47,419	$47,419	$66,252
Equity
Restricted Units	$528,097	$528,097	$714,842
Performance Units	$1,837,334	$—	$2,136,533
Total	$2,365,431	$528,097	$2,851,375
Total	$2,412,850	$575,516	$4,594,337

Stephen W. Lake	Termination Upon Death, Disability or Retirement	Termination Without Cause	Qualifying Termination Following a Change in Control
Cash Severance	$—	$—	$1,464,656
Health and Welfare Benefits	$34,141	$34,141	$62,355
Equity
Restricted Units	$273,402	$273,402	$422,357
Performance Units	$866,212	$—	$1,044,576
Total	$1,139,614	$273,402	$1,466,933
Total	$1,173,755	$307,543	$2,993,944

Wesley J. Christensen	Termination Upon Death, Disability or Retirement	Termination Without Cause	Qualifying Termination Following a Change in Control
Cash Severance	$—	$—	$1,360,000
Health and Welfare Benefits	$38,462	$38,462	$57,556
Equity
Restricted Units	$200,833	$200,833	$347,364
Performance Units	$572,777	$—	$735,649
Total	$773,610	$200,833	$1,083,013
Total	$812,072	$239,295	$2,500,569

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Holdings of Major Unitholders

The following table sets forth the beneficial owners of 5 percent or more of our common units and Class B units known to us at December 31, 2014.  Other than as set forth below, no person is known to us to beneficially own more than 5 percent of our common units or Class B units.

Name and Address of Beneficial Owner	Common Units	Percent of Common Units	Class B Units	Percent of Class B Units	Percent of All Units
ONEOK, Inc. and affiliates	19,800,000	12.5%	72,988,252	100%	35.8%	(1)
100 West Fifth Street
Tulsa, OK 74103-4298
Alerian MLP ETF	10,015,543	5.54%	—	—	3.95%	(2)
1290 Broadway
Suite 1100
Denver, CO 80203
ALPS Advisors, Inc.	10,044,900	5.55%	—	—	3.96%	(3)
1219 Broadway
Suite 1100
Denver, CO 80203
Kayne Anderson Capital Advisors, L.P. and Richard Kane	10,688,684	5.91%	—	—	4.21%	(4)
1800 Avenue of the Stars,
Third Floor
Los Angeles, CA 90067
(1) Does not reflect the general partner’s 2 percent interest, which is wholly owned by ONEOK.
(2) Based upon a Schedule 13G filed with the SEC on February 17, 2015, in which Alerian MLP ETF (“Alerian”) reported that, as of December 31, 2014, Alerian beneficially owned, in the aggregate, 10,015,543 of our common units with respect to which Alerian had sole voting power with respect to zero common units, shared voting power with respect to 10,015,543 common units, sole dispositive power with respect to zero common units, and shared dispositive power with respect to 10,015,543 common units. Alerian reported that it is an investment company registered under the Investment Company of 1940 to which ALPS Advisors, Inc. provides investment advice (see Note (3) below).
(3) Based upon a Schedule 13G filed with the SEC on February 17, 2015 in which ALPS Advisors, Inc. (“ALPS”) reported that, as of December 31, 2014, ALPS beneficially owned, in the aggregate, 10,044,900 of our common units with respect to which it had sole voting power with respect to zero common units, shared voting power with respect to 10,044,900 common units, sole dispositive power with respect to zero common units, and shared dispositive power with respect to 10,044,900 common units. ALPS reported that it is an investment advisor registered under the Investment Advisors Act of 1940 and provides investment advice to investment companies registered under the Investment Company Act of 1940 and that Alerian is one of the investment companies to which ALPS provides investment advice (see Note (2) above). ALPS also reported that, in its role as investment advisor, it has voting and/or investment power over our securities owned by Alerian, it may be deemed to be the beneficial owner of such securities, all such securities are owned by Alerian and ALPS disclaims beneficial ownership of such securities.
(4) Based upon a Schedule 13G filed with the SEC on January 1, 2014, in which Kayne Anderson Capital Advisors, L.P. (“Kane Anderson”) and Richard A. Kayne reported that, as of December 31, 2014, Kayne Anderson and Mr. Kayne owned, in the aggregate, 10,668,684 shares of our common stock with respect to which they had sole power to vote zero shares, shared power to vote 10,866,684 shares, sole dispositive power with respect to zero shares, and shared dispositive power with respect to 10,886,684 shares. Kayne Anderson reported that: the reported shares are owned by investment accounts (investment limited partnerships, a registered investment company and institutional accounts) managed, with discretion to purchase or sell securities, by Kayne Anderson, as a registered investment advisor; Kayne Anderson is the general partner (or general partner of the general partner) of the limited partnerships and investment advisor to the other accounts; and Mr. Kayne is the controlling shareholder of the corporate owner of Kayne Anderson Investment Management, Inc., the general partner of Kayne Anderson and that Mr. Kayne is also a limited partner of each of the limited partnerships and a shareholder of the registered investment company. Kayne Anderson reported that it disclaims beneficial ownership of the units reported, except those units attributable to it by virtue of its general partner interests in the limited partnerships, and that Mr. Kayne disclaims beneficial ownership of the units reported, except those units held by him or attributable to him by virtue of his limited partnership interests in the limited partnerships, his indirect interest in the interest of Kayne Anderson in the limited partnerships, and his ownership of common stock of the registered investment company.

Holdings of Officers and Directors

The following table sets forth the beneficial ownership of our common units and the common stock of ONEOK, the parent company of our general partner, as of February 1, 2015, by each named executive officer, each member of our Board of Directors of our general partner, and all executive officers and members of our Board of Directors as a group.

Name and Address of Beneficial Owner (1)	Common Units	Percent of Common Units	Class B Units	Percent of Class B Units	Percent of All Units	ONEOK Shares (2)		Percent of ONEOK Shares
John W. Gibson	70,000	*	—	—	*	930,222	(3)	*
Terry K. Spencer	—	—	—	—	—	273,401		*
Derek S. Reiners	—	—	—	—	*	35,175		*
Robert F. Martinovich	288	—	—	—	—	185,784
Stephen W. Lake		—	—	—	—	19,140
Wesley J. Christensen	—	—	—	—	—	19,390
Julie H. Edwards	—	—	—	—	—	37,499		*
Steven J. Malcolm	—	—	—	—	—	10,213		*
Jim W. Mogg	2,000	*	—	—	*	—		—
Gary N. Petersen	20,284	*	—	—	*	—		*
Craig F. Strehl	9,400	*	—	—	*	—		—
Gil J. Van Lunsen	4,000	*	—	—	*	—		—
All directors and executive officers as a group	108,372	*	—	—	*	1,515,847		*

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
(3) Excludes 295,544 shares, the receipt of which was deferred upon vesting in January 2012 under the deferral provisions of our Equity Compensation Plan (“ECP”), which shares will be issued to Mr. Gibson on July 17, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related-Person Transactions

Our Board of Directors recognizes that transactions between us and related persons (ONEOK and its subsidiaries and affiliates and their and our executive officers, directors and their immediate family members) can present potential or actual conflicts of interest and create the appearance our decisions are based on considerations other than the best interest of the Partnership and our unitholders.  Accordingly, it is our preference to avoid related-person transactions. Nevertheless, we recognize that there are situations where related-person transactions may be in, or may not be inconsistent with, our and our unitholders’ best interests including, but not limited to, situations where we acquire products or services from related persons on an arm’s length basis on terms comparable with those provided to unrelated third parties. In the event we enter into a transaction in which ONEOK or its subsidiaries or affiliates or their or our executive officers (other than an employment relationship), directors or a member of their immediate family have a direct or indirect material interest, the transaction is presented to our Audit Committee and, if warranted, our Conflicts Committee for review to determine if the transaction creates a conflict of interest and is otherwise fair and reasonable to the Partnership.  In determining whether a particular transaction creates a conflict of interest and, if so, is fair and reasonable to the Partnership, our Audit Committee and, if warranted, our Conflicts Committee consider the specific facts and circumstances applicable to each such transaction, including: the parties to the transaction; their relationship to the Partnership and nature of their interest in the transaction; the nature of the transaction; the aggregate value of the transaction; the length of the transaction; whether the transaction occurs in the normal course of our business; the benefits to the Partnership provided by the transaction; if applicable, the availability of other sources of comparable products or services; and, if applicable, whether the terms of the transaction, including price or other consideration, are the same or substantially the same as those available to the Partnership if the transaction were entered into with an unrelated party.

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

On January 31, 2014, ONEOK separated its natural gas distribution business into a stand-alone publicly traded company, named ONE Gas.  ONEOK and its subsidiaries continue to own the entire general partner interest in us and limited partners units, which together at December 31, 2014, represented a 37.8 percent interest in us.  We do not expect the ONEOK separation of ONE Gas to materially affect us.

Other relationships with ONEOK include the following:

Cash Distributions - ONEOK and its affiliates own all of our 72,988,252 Class B units, 19,800,000 of our common units and our entire 2 percent general partner interest, which together constituted a 37.8 percent ownership interest in us at December 31, 2014.  In 2014, we paid total cash distributions to ONEOK of $605.3 million, which included $305.0 million related to its incentive distribution rights.  Additional information about our cash distribution policy is included in Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Services Agreement - In April 2006, we entered into a Services Agreement with ONEOK and ONEOK Partners GP.  Under the Services Agreement, our operations and the operations of ONEOK and its affiliates can combine or share certain common services in order to operate more efficiently and cost effectively.  Under the Services Agreement, ONEOK provides to us similar services that it provides to its affiliates, including those services required to be provided by the general partner pursuant to our Partnership Agreement.

ONEOK and its affiliates provide a variety of services to us under the Services Agreement, including cash management and financial services, employee benefits provided through ONEOK’s benefit plans, legal, administrative and insurance services, and office space in ONEOK’s headquarters building and other field locations.  Where costs are specifically incurred on behalf of one of our affiliates, the costs are billed directly to us by ONEOK.  In other situations, the costs may be allocated to us through a variety of methods, depending upon the nature of the expense and activities.  For example, a service that applies equally to all employees is allocated based upon the number of employees; however, an expense benefiting the consolidated company, but which has no direct basis for allocation, is allocated by the modified Distrigas method, a widely recognized method of allocating cost which uses a combination of ratios that include gross plant and investment, operating income and payroll expense.  All costs directly charged or allocated to us are included in our Consolidated Statements of Income. In 2014, the aggregate amount charged by ONEOK and their affiliates to us for their services was approximately $330.5 million.

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

Affiliate Transactions - Our Natural Gas Gathering and Processing segment sold $41.2 million of natural gas to ONEOK and its subsidiaries during 2014.  Of our Natural Gas Pipelines segment’s revenues, $12.3 million were from ONEOK and its subsidiaries during 2014 for both transportation and storage services.

Our Natural Gas Gathering and Processing segment and Natural Gas Liquids segment purchase a portion of the natural gas used in their operations from ONEOK and its subsidiaries.  In 2014, the aggregate amount charged by ONEOK and its affiliates to us for their services was approximately $10.8 million. These transactions were with our affiliate ONEOK Energy Services Company, a subsidiary of ONEOK. In June 2013, ONEOK announced an accelerated wind down of ONEOK Energy Services Company operations that was substantially completed by April 2014. We expect to continue providing our customers midstream services, including marketing natural gas, NGLs and condensate.

We own 50 percent of Northern Border Pipeline but do not serve as its operator.  We account for our investment in Northern Border Pipeline using the equity method.  In 2014, Northern Border Pipeline’s revenue for capacity contracted on a firm basis included $8.1 million from ONEOK and its subsidiaries.

We own 50 percent of Overland Pass Pipeline Company but do not serve as its operator. We account for our investment in Overland Pass Pipeline Company using the equity method. In 2014, Overland Pass Pipeline Company’s revenue for capacity contracted on a firm basis included $43.9 million from us.

Contracts - Before the completion of its wind down on March 31, 2014, ONEOK Energy Services Company, a subsidiary of ONEOK, from time to time entered into commodity derivative contracts on behalf of our Natural Gas Gathering and Processing segment. In the first quarter 2014, outstanding commodity derivative positions with third parties entered into by ONEOK Energy Services Company on our behalf were transferred to us. Beginning in the second quarter 2014, we enter into all commodity derivative contracts directly with unaffiliated third parties.  See Note D of the Notes to Consolidated Financial Statements in this Annual Report for a discussion of our derivative instruments and hedging activities.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Nonaudit Fees

Audit services provided by PricewaterhouseCoopers LLP during the 2014 and 2013 fiscal years included integrated audits of our consolidated financial statements and internal control over financial reporting, audits of the financial statements of certain of our affiliates, review of our quarterly financial statements, consents, and review of documents filed with the SEC.

The following table presents fees billed for services rendered by PricewaterhouseCoopers LLP for the years ended December 31, 2014 and 2013:

	2014	2013
	(Thousands of dollars)
Audit fees	$1,596.4	$1,600.5
Audit-related fees	—	—
Tax fees (1)	744.8	769.1
All other fees (2)	0.3	34.6
Total	$2,341.5	$2,404.2

(1)	Tax fees consisted of fees for tax compliance, tax planning or tax services, including preparation of our annual K-1 statements.

(2)	All other fees consisted of fees for professional education seminars.

Audit Committee Policy on Services Provided by Independent Auditor

Consistent with SEC and NYSE policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor.  In recognition of this responsibility, the Audit Committee has established a policy with respect to the preapproval of audit and permissible nonaudit services provided by the independent auditor.

Prior to engagement of PricewaterhouseCoopers LLP as our independent auditor for the 2014 audit, a plan was submitted to and approved by the Audit Committee setting forth the services expected to be rendered during 2014 for each of the following four categories:

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements		Page No.

(a)	Report of Independent Registered Public Accounting Firm	79

(b)	Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012	80

(c)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012	81

(d)	Consolidated Balance Sheets as of December 31, 2014 and 2013	82

(e)	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012	83

(f)	Consolidated Statements of Changes in Equity for the years ended December 31, 2014, 2013 and 2012	84-85

(g)	Notes to Consolidated Financial Statements	86-121

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

4.16
Sixth Supplemental Indenture, dated January 26, 2011, among ONEOK Partners, L.P., ONEOK Partners
Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 3.250 percent
Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to ONEOK Partners, L.P.’s Current Report
on Form 8-K filed on January 26, 2011 (File No. 1-12202)).

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
Wells Fargo Securities, LLC, as representatives of several underwriters named therein (incorporated by reference to Exhibit 1.1 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed on May 16, 2014 (File
No. 1-12202)).

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

10.5
Guaranty Agreement, dated as of January 31, 2014, by ONEOK Partners Intermediate Limited Partnership in
favor of the Citibank, N.A., as administrative agent, under the above-referenced Amended and Restated
Credit Agreement (incorporated by reference to Exhibit 10.2 to ONEOK Partners, L.P.’s Quarterly Report on
Form 10-Q for the period ended March 31, 2014, filed on May 7, 2014) (File No. 1-12202)).

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

10.11
Extension Agreement, dated August 1, 2012, among ONEOK Partners, L.P., as Borrower, the lenders party thereto and Citibank, N.A., as administrative agent, swingline lender and letter-of-credit issuer
(incorporated by reference from Exhibit 10.1 to ONEOK Partners, L.P.’s Quarterly Report on 10-Q for the
period ended June 30, 2011, filed on August 1, 2012 (File No. 1-12202)).

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

10.20	Form of Indemnification Agreement between ONEOK Partners, L.P. and ONEOK, Partners GP L.L.C. officers and directors, as amended.

10.21
Equity Distribution Agreement, dated November 19, 2014, among ONEOK Partners, L.P., Citigroup Global
Markets Inc., Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank
Securities Inc., Goldman, Sachs & Co., Jefferies LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co.
LLC, Mitsubishi UFJ Securities (USA), Inc., RBC Capital Markets, LLC, UBS Securities LLC and Wells
Fargo Securities, LLC (incorporated by reference to Exhibit 1.1 to ONEOK Partners, L.P.’s Current Report
on Form 8-K filed on November 19, 2014 (File No. 1-12202).

12	Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 2014, 2013, 2012, 2011 and 2010.

21	Required information concerning the registrant’s subsidiaries.

23	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP.

31.1	Certification of Terry K. Spencer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Derek S. Reiners pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Terry K. Spencer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Derek S. Reiners pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

Attached as Exhibit 101 to this Annual Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; (iv) Consolidated Balance Sheets at December 31, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; (vi) Consolidated Statement of Changes in Equity for the years ended December 31, 2014, 2013 and 2012; and (vii) Notes to Consolidated Financial Statements.  We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Annual Report.

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

ONEOK Partners, L.P.
	By:	ONEOK Partners GP, L.L.C., its General Partner

Date: February 24, 2015		By:	/s/ Derek S. Reiners
Derek S. Reiners Senior Vice President, Chief Financial Officer and Treasurer (Signing on behalf of the Registrant)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 24th day of February 2015.

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