Form 10-Q
period 2015-03-31
ONEOK Partners LP
filed 2015-05-06
CIK 909281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2015
Common units	182,563,121 units
Class B units	72,988,252 units

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

We also make available on our website the Interactive Data Files required to be submitted and posted pursuant to Rule 405 of Regulation S-T.

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2014
ASU	Accounting Standards Update
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
Bbl/d	Barrels per day
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Bcf/d	Billion cubic feet per day
Btu	British thermal units, a measure of the amount of heat required to raise the temperature of one pound of water one degree Fahrenheit
CFTC	U.S. Commodity Futures Trading Commission
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Act Amendments of 1972, as amended
DOT	United States Department of Transportation
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK Partners, L.P.
LIBOR	London Interbank Offered Rate
MBbl/d	Thousand barrels per day
MDth/d	Thousand dekatherms per day
MMBbl	Million barrels
MMBtu	Million British thermal units
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
Natural Gas Policy Act	Natural Gas Policy Act of 1978, as amended
NGL(s)	Natural gas liquid(s)
NGL products	Marketable natural gas liquids purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
ONE Gas	ONE Gas, Inc.
ONEOK	ONEOK, Inc.
ONEOK Partners GP	ONEOK Partners GP, L.L.C., a wholly owned subsidiary of ONEOK and the sole general partner of ONEOK Partners
OPIS	Oil Price Information Service
Partnership Agreement	Third Amended and Restated Agreement of Limited Partnership of ONEOK Partners, L.P., as amended
Partnership Credit Agreement	The Partnership’s $2.4 billion Amended and Restated Revolving Credit Agreement dated January 31, 2014, as amended
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
POP	Percent of Proceeds
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
S&P	Standard & Poor’s Ratings Services
SCOOP	South Central Oklahoma Oil Province
SEC	Securities and Exchange Commission

West Texas LPG	West Texas LPG Pipeline Limited Partnership and Mesquite Pipeline
WTI	West Texas Intermediate
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended
	March 31,
(Unaudited)	2015	2014
	(Thousands of dollars, except per unit amounts)
Revenues
Commodity sales	$1,435,716	$2,806,729
Services	369,043	355,574
Total revenues	1,804,759	3,162,303
Cost of sales and fuel	1,343,864	2,652,669
Net margin	460,895	509,634
Operating expenses
Operations and maintenance	155,121	130,518
Depreciation and amortization	85,847	66,735
General taxes	23,038	19,665
Total operating expenses	264,006	216,918
Gain (loss) on sale of assets	(6)	15
Operating income	196,883	292,731
Equity in net earnings from investments (Note I)	30,921	33,659
Allowance for equity funds used during construction	799	10,971
Other income	3,049	1,333
Other expense	(1,151)	(769)
Interest expense (net of capitalized interest of $7,230 and $15,768, respectively)	(80,709)	(68,276)
Income before income taxes	149,792	269,649
Income taxes	(2,760)	(4,181)
Net income	147,032	265,468
Less: Net income attributable to noncontrolling interests	1,438	76
Net income attributable to ONEOK Partners, L.P.	$145,594	$265,392
Limited partners’ interest in net income:
Net income attributable to ONEOK Partners, L.P.	$145,594	$265,392
General partner’s interest in net income	(92,801)	(77,232)
Limited partners’ interest in net income	$52,793	$188,160
Limited partners’ net income per unit, basic and diluted (Note H)	$0.21	$0.81
Number of units used in computation (thousands)	254,075	232,131
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(Unaudited)	2015	2014
	(Thousands of dollars)
Net income	$147,032	$265,468
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	(12,557)	(56,455)
Realized (gains) losses on derivatives recognized in net income	(11,333)	29,008
Total other comprehensive income (loss)	(23,890)	(27,447)
Comprehensive income	123,142	238,021
Less: Comprehensive income attributable to noncontrolling interests	1,438	76
Comprehensive income attributable to ONEOK Partners, L.P.	$121,704	$237,945
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
(Unaudited)	2015	2014
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$90,531	$42,530
Accounts receivable, net	624,803	735,830
Affiliate receivables	6,532	8,553
Natural gas and natural gas liquids in storage	218,691	134,134
Commodity imbalances	39,667	64,788
Materials and supplies	56,977	55,833
Other current assets	42,362	44,385
Total current assets	1,079,563	1,086,053
Property, plant and equipment
Property, plant and equipment	13,683,443	13,377,617
Accumulated depreciation and amortization	1,916,682	1,842,084
Net property, plant and equipment	11,766,761	11,535,533
Investments and other assets
Investments in unconsolidated affiliates	1,124,204	1,132,653
Goodwill and intangible assets	819,383	822,358
Other assets	57,187	57,950
Total investments and other assets	2,000,774	2,012,961
Total assets	$14,847,098	$14,634,547
Liabilities and equity
Current liabilities
Current maturities of long-term debt (Note E)	$657,650	$7,650
Notes payable (Note D)	825,475	1,055,296
Accounts payable	712,735	874,692
Affiliate payables	29,331	36,106
Commodity imbalances	94,586	104,650
Accrued interest	88,970	91,990
Other current liabilities	85,728	165,672
Total current liabilities	2,494,475	2,336,056
Long-term debt, excluding current maturities	6,185,660	6,038,379
Deferred credits and other liabilities	151,361	141,337
Commitments and contingencies (Note K)
Equity (Note F)
ONEOK Partners, L.P. partners’ equity:
General partner	210,622	211,914
Common units: 182,563,121 and 180,826,973 units issued and outstanding at March 31, 2015, and December 31, 2014, respectively	4,421,638	4,456,372
Class B units: 72,988,252 units issued and outstanding at March 31, 2015, and December 31, 2014	1,331,926	1,374,375
Accumulated other comprehensive loss (Note G)	(115,713)	(91,823)
Total ONEOK Partners, L.P. partners’ equity	5,848,473	5,950,838
Noncontrolling interests in consolidated subsidiaries	167,129	167,937
Total equity	6,015,602	6,118,775
Total liabilities and equity	$14,847,098	$14,634,547
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended
	March 31,
(Unaudited)	2015	2014
	(Thousands of dollars)
Operating activities
Net income	$147,032	$265,468
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,847	66,735
Allowance for equity funds used during construction	(799)	(10,971)
Loss (gain) on sale of assets	6	(15)
Deferred income taxes	2,130	2,376
Equity in net earnings from investments	(30,921)	(33,659)
Distributions received from unconsolidated affiliates	29,475	30,345
Changes in assets and liabilities:
Accounts receivable	128,176	237,752
Affiliate receivables	2,021	(14,376)
Natural gas and natural gas liquids in storage	(84,557)	(42,951)
Accounts payable	(118,899)	(16,525)
Affiliate payables	(6,775)	5,666
Commodity imbalances, net	15,057	675
Accrued interest	(3,020)	(4,669)
Risk-management assets and liabilities	(60,143)	(23,848)
Other assets and liabilities, net	(39,513)	(2,847)
Cash provided by operating activities	65,117	459,156
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(343,036)	(403,001)
Cash paid for acquisitions	—	(14,000)
Contributions to unconsolidated affiliates	—	(627)
Distributions received from unconsolidated affiliates in excess of cumulative earnings	9,954	4,725
Proceeds from sale of assets	118	93
Cash used in investing activities	(332,964)	(412,810)
Financing activities
Cash distributions:
General and limited partners	(295,706)	(242,496)
Noncontrolling interests	(2,246)	—
Borrowing (repayment) of notes payable, net	(229,821)	125,000
Issuance of long-term debt, net of discounts	798,896	—
Debt financing costs	(7,850)	—
Repayment of long-term debt	(1,913)	(1,913)
Issuance of common units, net of issuance costs	53,388	52,839
Contribution from general partner	1,100	1,080
Cash provided by (used in) financing activities	315,848	(65,490)
Change in cash and cash equivalents	48,001	(19,144)
Cash and cash equivalents at beginning of period	42,530	134,530
Cash and cash equivalents at end of period	$90,531	$115,386
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	ONEOK Partners, L.P. Partners’ Equity
(Unaudited)	Common Units	Class B Units	General Partner	Common Units
	(Units)		(Thousands of dollars)
January 1, 2015	180,826,973	72,988,252	$211,914	$4,456,372
Net income	—	—	92,801	37,582
Other comprehensive income (loss) (Note G)	—	—	—	—
Issuance of common units (Note F)	1,736,148	—	—	70,537
Contribution from general partner (Note F)	—	—	1,100	—
Distributions paid (Note F)	—	—	(95,193)	(142,853)
March 31, 2015	182,563,121	72,988,252	$210,622	$4,421,638
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Continued)
	ONEOK Partners, L.P. Partners’ Equity
(Unaudited)	Class B Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
January 1, 2015	$1,374,375	$(91,823)	$167,937	$6,118,775
Net income	15,211	—	1,438	147,032
Other comprehensive income (loss) (Note G)	—	(23,890)	—	(23,890)
Issuance of common units (Note F)	—	—	—	70,537
Contribution from general partner (Note F)	—	—	—	1,100
Distributions paid (Note F)	(57,660)	—	(2,246)	(297,952)
March 31, 2015	$1,331,926	$(115,713)	$167,129	$6,015,602

ONEOK PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These statements have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair presentation of the results for the interim periods presented.  All such adjustments are of a normal recurring nature. The 2014 year-end consolidated balance sheet data was derived from our audited financial statements but does not include all disclosures required by GAAP.  These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements in our Annual Report.

Our significant accounting policies are consistent with those disclosed in Note A of the Notes to Consolidated Financial Statements in our Annual Report.

In November 2014, we completed the acquisition of an 80 percent interest in the West Texas LPG Pipeline Limited Partnership and a 100 percent interest in the Mesquite Pipeline for approximately $800 million from affiliates of Chevron Corporation. We accounted for this acquisition as a business combination which, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition-date fair values. Our consolidated balance sheets as of March 31, 2015, and December 31, 2014, reflect the preliminary purchase price allocation based on available information, which is subject to customary adjustments, including working capital. We are reviewing the valuation to determine the final purchase price allocation. See Note B in the Notes to Consolidated Financial Statements in our Annual Report for additional information on this acquisition.

Recently Issued Accounting Standards Update - In March 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for public companies for fiscal years beginning after December 15, 2015, and must be retroactively applied. Early adoption is permitted. We plan to adopt this guidance beginning in the first quarter 2016, and we are evaluating the impact on us.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which eliminates the presumption that a general partner should consolidate a limited partnership. It also modifies the evaluation of whether limited partnerships are variable interest entities or voting interest entities and adds requirements that limited partnerships must meet to qualify as voting interest entities. This guidance is effective for public companies for fiscal years beginning after December 15, 2015. We will adopt this guidance in the first quarter 2016, and we are evaluating the impact on us.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which outlines the principles an entity must apply to measure and recognize revenue for entities that enter into contracts to provide goods or services to their customers. The core principle is that an entity should recognize revenue at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to a customer. The amendment also requires more extensive disaggregated revenue disclosures in interim and annual financial statements. This update is effective for interim and annual periods that begin after December 15, 2016, with either retrospective application for all periods presented or retrospective application with a cumulative effect adjustment. In April 2015, the FASB tentatively deferred the effective date by one year with a final determination to be made after a 30-day comment period. We will adopt this guidance beginning in the first quarter 2017, unless the guidance is deferred, and we are evaluating the impact on us.

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which alters the definition of a discontinued operation to include only asset disposals that represent a strategic shift with a major effect on an entity’s operations and financial results.  The amendment also requires more extensive disclosures about a discontinued operation’s assets, liabilities, income, expenses and cash flows. This guidance will be effective for interim and annual periods for all assets that are disposed of or classified as being held for sale in fiscal years that begin on or after December 15, 2014. We adopted this guidance beginning in the first quarter 2015, and it could impact us in the future if we dispose of any individually significant components.

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

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for the periods indicated:

	March 31, 2015
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net (b)
	(Thousands of dollars)
Derivatives assets
Commodity contracts
Financial contracts	$38,445	$—	$3,183	$41,628	$(18,224)	$23,404
Physical contracts	—	—	7,395	7,395	—	7,395
Total derivative assets	$38,445	$—	$10,578	$49,023	$(18,224)	$30,799
Derivatives liabilities
Commodity contracts
Financial contracts	$(231)	$—	$(3,538)	$(3,769)	$3,769	$—
Interest-rate contracts	—	(9,947)	—	(9,947)	—	(9,947)
Total derivative liabilities	$(231)	$(9,947)	$(3,538)	$(13,716)	$3,769	$(9,947)
(a) - Our derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis.  We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At March 31, 2015, we had $14.5 million of cash held from various counterparties and posted no cash collateral.
(b) - Included in other current assets or deferred credits and other liabilities in our Consolidated Balance Sheets.

	December 31, 2014
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net (b)
	(Thousands of dollars)
Derivatives assets
Commodity contracts
Financial contracts	$42,880	$—	$354	$43,234	$(25,979)	$17,255
Physical contracts	—	—	9,922	9,922	—	9,922
Interest-rate contracts	—	2,288	—	2,288	—	2,288
Total derivative assets	$42,880	$2,288	$10,276	$55,444	$(25,979)	$29,465
Derivatives liabilities
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

The following table sets forth a reconciliation of our Level 3 fair value measurements for the periods indicated:

	Three Months Ended
	March 31,
Derivative Assets (Liabilities)	2015	2014
	(Thousands of dollars)
Net assets (liabilities) at beginning of period	$9,285	$(782)
Total realized/unrealized gains (losses):
Included in earnings (a)	269	(928)
Included in other comprehensive income (loss)	(2,514)	(52)
Purchases, issuances and settlements	—	3,734
Net assets (liabilities) at end of period	$7,040	$1,972
(a) - Included in commodity sales revenues in our Consolidated Statements of Income.

Realized/unrealized gains (losses) include the realization of our derivative contracts through maturity. During the three months ended March 31, 2015 and 2014, gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the end of the period were not material.

We recognize transfers into and out of the levels in the fair value hierarchy as of the end of each reporting period. During the three months ended March 31, 2015 and 2014, there were no transfers between levels.

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

The estimated fair value of the aggregate of our senior notes outstanding, including current maturities, was $7.2 billion and $6.4 billion at March 31, 2015, and December 31, 2014, respectively.  The book value of the aggregate of our senior notes outstanding, including current maturities, was $6.8 billion and $6.0 billion at March 31, 2015, and December 31, 2014, respectively.  The estimated fair value of the aggregate of our senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities.  The estimated fair value of our long-term debt is classified as Level 2.

C.	RISK-MANAGEMENT AND HEDGING ACTIVITIES USING DERIVATIVES

Risk-Management Activities - We are sensitive to changes in natural gas, crude oil and NGL prices, principally as a result of contractual terms under which these commodities are processed, purchased and sold.  We use physical-forward sales and financial derivatives to secure a certain price for a portion of our natural gas, condensate and NGL products; to reduce our exposure to interest-rate fluctuations; and to achieve more predictable cash flows.  We follow established policies and procedures to assess risk and approve, monitor and report our risk-management activities.  We have not used these instruments for trading purposes.  We are also subject to the risk of interest-rate fluctuation in the normal course of business.

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

In our Natural Gas Liquids segment, we are exposed to location price differential risk primarily as a result of the relative value of NGL purchases at one location and sales at another location. We are also exposed to commodity price risk resulting from the relative values of the various NGL products to each other, NGLs in storage and the relative value of NGLs to natural gas. We utilize physical-forward contracts to reduce the impact of price fluctuations related to NGLs. At March 31, 2015, and December 31, 2014, there were no financial derivative instruments with respect to our natural gas liquids operations.

In our Natural Gas Pipelines segment, we are exposed to commodity price risk because our intrastate and interstate natural gas pipelines retain natural gas from our customers for operations or as part of our fee for services provided. When the amount of natural gas consumed in operations by these pipelines differs from the amount provided by our customers, our pipelines must buy or sell natural gas, or store or use natural gas from inventory, which can expose us to commodity price risk depending on the regulatory treatment for this activity. To the extent that commodity price risk in our Natural Gas Pipelines segment is not mitigated by fuel cost-recovery mechanisms, we use physical-forward sales or purchases to reduce the impact of price fluctuations related to natural gas. At March 31, 2015, and December 31, 2014, there were no financial derivative instruments with respect to our natural gas pipeline operations.

Interest-rate risk - We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. At December 31, 2014, we had forward-starting interest-rate swaps with notional amounts totaling $900 million that were designated as cash flow hedges of the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. Upon our debt issuance in March 2015, we settled $500 million of our interest-rate swaps and realized a loss of $55.1 million, which is included in accumulated other comprehensive loss and will be amortized to interest expense over the term of the related debt. At March 31, 2015, our remaining interest-rate swaps with notional amounts totaling $400 million have settlement dates greater than 12 months.

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

Fair Values of Derivative Instruments - See Note B for a discussion of the inputs associated with our fair value measurements. The following table sets forth the fair values of our derivative instruments for the periods indicated:

	March 31, 2015		December 31, 2014
	Assets (a)	(Liabilities) (a)	Assets (a)	(Liabilities) (a)
	(Thousands of dollars)
Derivatives designated as hedging instruments
Commodity contracts
Financial contracts	$41,053	$(3,565)	$43,234	$(1,137)
Physical contracts	7,395	—	9,922	—
Interest-rate contracts	—	(9,947)	2,288	(44,843)
Total derivatives designated as hedging instruments	48,448	(13,512)	55,444	(45,980)
Derivatives not designated as hedging instruments
Commodity contracts
Financial contracts	575	(204)	—	—
Physical contracts	—	—	—	(23)
Total derivatives not designated as hedging instruments	575	(204)	—	(23)
Total derivatives	$49,023	$(13,716)	$55,444	$(46,003)
(a) - Included on a net basis in other current assets or deferred credits and other liabilities in our Consolidated Balance Sheets.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held for the periods indicated:

		March 31, 2015		December 31, 2014
	Contract Type	Purchased/ Payor	Sold/ Receiver	Purchased/ Payor	Sold/ Receiver
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Futures and swaps	—	(45.5)	—	(41.2)
- Crude oil and NGLs (MMBbl)	Futures, forwards and swaps	—	(4.1)	—	(0.5)
Basis
- Natural gas (Bcf)	Futures and swaps	—	(45.5)	—	(41.2)
Interest-rate contracts (Millions of dollars)	Forward-starting swaps	$400.0	$—	$900.0	$—
Derivatives not designated as hedging instruments:
Fixed price
- Crude oil and NGLs (MMBbl)	Futures, forwards and swaps	0.6	(0.6)	—	—

These notional amounts are used to summarize the volume of financial instruments; however, they do not reflect the extent to which the positions offset one another and, consequently, do not reflect our actual exposure to market or credit risk.

Cash Flow Hedges - At March 31, 2015, our Consolidated Balance Sheet reflected a net unrealized loss of $115.7 million in accumulated other comprehensive loss.  The portion of accumulated other comprehensive loss attributable to our commodity derivative financial instruments is a gain of $48.4 million, which will be realized within the next 21 months as the forecasted transactions affect earnings. If commodity prices remain at the current levels, we will recognize $47.7 million in gains over the next 12 months and $0.7 million in gains thereafter.  The amount deferred in accumulated other comprehensive loss attributable to our settled interest-rate swaps is a loss of $152.9 million, which will be recognized over the life of the long-term, fixed-rate debt. We expect that losses of $15.2 million will be reclassified into earnings during the next 12 months as the hedged items affect earnings. The remaining amounts in accumulated other comprehensive loss are attributable primarily to forward-starting interest-rate swaps with future settlement dates, which will be amortized to interest expense over the life of long-term, fixed-rate debt upon issuance of the debt.

The following table sets forth the unrealized effect of cash flow hedges recognized in other comprehensive income (loss) for the periods indicated:

	Three Months Ended
Derivatives in Cash Flow Hedging Relationships	March 31,
	2015	2014
	(Thousands of dollars)
Commodity contracts	$10,019	$(35,762)
Interest-rate contracts	(22,576)	(20,693)
Total unrealized gain (loss) recognized in other comprehensive income (loss) on derivatives (effective portion)	$(12,557)	$(56,455)

The following table sets forth the effect of cash flow hedges in our Consolidated Statements of Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Net Income (Effective Portion)	Three Months Ended
		March 31,
		2015	2014
		(Thousands of dollars)
Commodity contracts	Commodity sales revenues	$14,172	$(26,419)
Interest-rate contracts	Interest expense	(2,839)	(2,589)
Total gain (loss) reclassified from accumulated other comprehensive income (loss) into net income on derivatives (effective portion)		$11,333	$(29,008)

Ineffectiveness related to our cash flow hedges was not material for the three months ended March 31, 2015 and 2014. In the event that it becomes probable that a forecasted transaction will not occur, we would discontinue cash flow hedge treatment, which would affect earnings.  There were no gains or losses due to the discontinuance of cash flow hedge treatment during the three months ended March 31, 2015 and 2014.

Credit Risk - We monitor the creditworthiness of our counterparties and compliance with policies and limits established by our Risk Oversight and Strategy Committee.  We maintain credit policies with regard to our counterparties that we believe minimize overall credit risk. These policies include an evaluation of potential counterparties’ financial condition (including credit ratings, bond yields and credit default swap rates), collateral requirements under certain circumstances and the use of standardized master-netting agreements that allow us to net the positive and negative exposures associated with a single counterparty.  We have counterparties whose credit is not rated, and for those customers, we use internally developed credit ratings.

Some of our financial derivative instruments contain provisions that require us to maintain an investment-grade credit rating from S&P and/or Moody’s.  If our credit ratings on our senior unsecured long-term debt were to decline below investment grade, the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions. There were no financial derivative instruments with contingent features related to credit risk that were in a net liability position at March 31, 2015.

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

At March 31, 2015, the net credit exposure from our derivative assets is primarily with investment-grade companies in the financial services sector.

D.	CREDIT FACILITY AND SHORT-TERM NOTES PAYABLE

Partnership Credit Agreement - The amount of short-term borrowings authorized by our general partner’s Board of Directors is $2.5 billion. At March 31, 2015, we had $825.5 million of commercial paper outstanding, $14.0 million in letters of credit issued and no borrowings under our Partnership Credit Agreement.

Our Partnership Credit Agreement, which is scheduled to expire in January 2019, is a $2.4 billion revolving credit facility and includes a $100 million sublimit for the issuance of standby letters of credit and a $150 million swingline sublimit. Our Partnership Credit Agreement is available for general partnership purposes. During the first quarter 2015, we increased the size of our Partnership Credit Agreement to $2.4 billion from $1.7 billion by exercising our option to increase the capacity of the facility through increased commitments from existing lenders and a commitment from one new lender. During the first quarter 2015, we also increased the size of our commercial paper program to $2.4 billion from $1.7 billion. Amounts outstanding under our commercial paper program reduce the borrowing capacity under our Partnership Credit Agreement.

Our Partnership Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in our credit rating. Under the terms of the Partnership Agreement, based on our current credit ratings, borrowings, if any, will accrue at LIBOR plus 117.5 basis points, and the annual facility fee is 20 basis points. Our Partnership Credit Agreement is guaranteed fully and unconditionally by the Intermediate Partnership. Borrowings under our Partnership Credit Agreement are nonrecourse to ONEOK.

Our Partnership Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our Partnership Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1.  If we consummate one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter in which the acquisition was completed and the two following quarters.  As a result of the West Texas LPG acquisition we completed in the fourth quarter 2014, the allowable ratio of indebtedness to adjusted EBITDA increased to 5.5 to 1 through the second quarter 2015. If we were to breach certain covenants in our Partnership Credit Agreement, amounts outstanding under our Partnership Credit Agreement, if any, may become due and payable immediately.  At March 31, 2015, our ratio of indebtedness to adjusted EBITDA was 4.5 to 1, and we were in compliance with all covenants under our Partnership Credit Agreement.

Neither we nor ONEOK guarantees the debt or other similar commitments of unaffiliated parties. ONEOK does not guarantee the debt, commercial paper or other similar commitments of ONEOK Partners, and ONEOK Partners does not guarantee the debt or other similar commitments of ONEOK.

E.	LONG-TERM DEBT

In March 2015, we completed an underwritten public offering of $800 million of senior notes, consisting of $300 million, 3.8 percent senior notes due 2020 and $500 million, 4.9 percent senior notes due 2025. The net proceeds, after deducting underwriting discounts, commissions and other expenses, were approximately $792.3 million. We used the proceeds to repay amounts outstanding under our commercial paper program and for general partnership purposes.

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

We may redeem our 3.8 percent senior notes due 2020 and our 4.9 percent senior notes due 2025 from the March 2015 offering at par, plus accrued and unpaid interest to the redemption date, starting one month and three months, respectively, before their maturity dates. Prior to these dates, we may redeem these notes, in whole or in part, at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium. The redemption price will never be less than 100 percent of the principal amount of the respective note plus accrued and unpaid interest to the redemption date. Our senior notes are senior unsecured obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness, and structurally subordinate to any of the existing and future debt and other liabilities of any nonguarantor subsidiaries.

Our $650 million, 3.25 percent senior notes mature on February 1, 2016. The carrying amount of these notes is reflected in current portion of long-term debt on our Consolidated Balance Sheet as of March 31, 2015.

F.	EQUITY

ONEOK - ONEOK and its affiliates owned all of the Class B units, 19.8 million common units and the entire 2 percent general partner interest in us, which together constituted a 37.6 percent ownership interest in us at March 31, 2015.

Equity Issuances - We have an “at-the-market” equity program for the offer and sale from time to time of our common units, up to an aggregate amount of $650 million. The program allows us to offer and sell our common units at prices we deem appropriate through a sales agent. Sales of common units are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common units under the program. At March 31, 2015, we had approximately $443 million of registered common units available for issuance under our “at-the-market” equity program.

During the three months ended March 31, 2015, we sold approximately 1.7 million common units through our “at-the-market” equity program. The net proceeds, including ONEOK Partners GP’s contribution to maintain its 2 percent general partner interest in us, were approximately $71.6 million, which were used for general partnership purposes.

As a result of these transactions, ONEOK’s aggregate ownership interest in us decreased to 37.6 percent at March 31, 2015, from 37.8 percent at December 31, 2014.

During the three months ended March 31, 2014, we sold approximately 1.1 million common units through our “at-the-market” equity program. The net proceeds, including ONEOK Partners GP’s contribution to maintain its 2 percent general partner interest in us, were approximately $56.5 million, which were used for general partnership purposes.

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

Cash Distributions - In April 2015, our general partner declared a cash distribution of $0.79 per unit ($3.16 per unit on an annualized basis) for the first quarter 2015, which will be paid on May 15, 2015, to unitholders of record at the close of business on April 30, 2015.

The following table shows our distributions paid during the periods indicated:

	Three Months Ended
	March 31,
	2015	2014
	(Thousands, except per unit amounts)
Distribution per unit	$0.79	$0.73

General partner distributions	$5,914	$4,849
Incentive distributions	89,279	68,255
Distributions to general partner	95,193	73,104
Limited partner distributions to ONEOK	73,302	67,737
Limited partner distributions to other unitholders	127,211	101,655
Total distributions paid	$295,706	$242,496

Distributions are declared and paid within 45 days of the completion of each quarter. The following table shows our distributions declared for the periods indicated:

	Three Months Ended
	March 31,
	2015	2014
	(Thousands, except per unit amounts)
Distribution per unit	$0.79	$0.745

General partner distributions	$5,955	$5,011
Incentive distributions	89,889	71,911
Distributions to general partner	95,844	76,922
Limited partner distributions to ONEOK	73,302	69,127
Limited partner distributions to other unitholders	128,583	104,506
Total distributions declared	$297,729	$250,555

G.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the balance in accumulated other comprehensive loss for the period indicated:

Accumulated Other Comprehensive Loss (a)
(Thousands of dollars)
January 1, 2015	$(91,823)
Other comprehensive loss before reclassifications	(12,557)
Amounts reclassified from accumulated other comprehensive loss	(11,333)
Net current-period other comprehensive loss attributable to ONEOK Partners	(23,890)
March 31, 2015	$(115,713)
(a) - All amounts are attributable to unrealized losses in risk-management assets/liabilities.

The following table sets forth the effect of reclassifications from accumulated other comprehensive income (loss) in our Consolidated Statements of Income for the periods indicated:

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended March 31,		Affected Line Item in the Consolidated Statements of Income
	2015	2014
	(Thousands of dollars)
Unrealized (gains) losses on risk-management assets/liabilities
Commodity contracts	$(14,172)	$26,419	Commodity sales revenues
Interest-rate contracts	2,839	2,589	Interest expense
Total reclassifications for the period attributable to ONEOK Partners	$(11,333)	$29,008	Net income attributable to ONEOK Partners

H.	LIMITED PARTNERS’ NET INCOME PER UNIT

Limited partners’ net income per unit is computed by dividing net income attributable to ONEOK Partners, L.P., after deducting the general partner’s allocation as discussed below, by the weighted-average number of outstanding limited partner units, which includes our common and Class B limited partner units.  Because ONEOK has conditionally waived its right to increased quarterly distributions, until it gives 90 days notice of the withdrawal of the waiver, currently each Class B and common unit share equally in the earnings of the partnership, and neither has any liquidation or other preferences.

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

I.	UNCONSOLIDATED AFFILIATES

Equity in Net Earnings from Investments - The following table sets forth our equity in net earnings from investments for the periods indicated:

	Three Months Ended
	March 31,
	2015	2014
	(Thousands of dollars)
Share of investee earnings
Northern Border Pipeline	$19,702	$23,409
Overland Pass Pipeline Company	6,887	4,731
Other	4,332	5,519
Equity in net earnings from investments	$30,921	$33,659

Unconsolidated Affiliates Financial Information - The following table sets forth summarized combined financial information of our unconsolidated affiliates for the periods indicated:

	Three Months Ended
	March 31,
	2015	2014
	(Thousands of dollars)
Income Statement
Operating revenues	$129,581	$155,279
Operating expenses	$57,579	$71,679
Net income	$66,359	$78,673

Distributions paid to us	$39,429	$35,070

We incurred expenses in transactions with unconsolidated affiliates of $19.9 million and $14.2 million for the three months ended March 31, 2015 and 2014, respectively, primarily related to Overland Pass Pipeline Company and Northern Border Pipeline. Accounts payable to our equity method investees at March 31, 2015, and December 31, 2014, were $7.4 million and $20.5 million, respectively.

Powder River Basin Equity Method Investments - Crude oil and natural gas producers have primarily focused their development efforts on crude oil and NGL-rich supply basins rather than areas with dry natural gas production, such as the coal-bed methane areas in the Powder River Basin.  The reduced coal-bed methane development activities and natural production declines in the dry natural gas formations of the Powder River Basin have resulted in lower natural gas volumes available to be gathered.  While the reserve potential in the dry natural gas formations of the Powder River Basin still exists, future drilling and development in this area will be affected by commodity prices and producers’ alternative prospects.

We expect the energy commodity price environment to remain depressed for at least the near term. The current commodity price environment has caused crude oil and natural gas producers to reduce drilling for crude oil and natural gas, which we expect will slow volume growth or reduce volumes of natural gas delivered to systems owned by our Powder River Basin equity method investments. A continued decline in volumes gathered in the coal-bed methane area of the Powder River Basin may reduce our ability to recover the carrying value of our equity investments in this area and could result in noncash charges to earnings. The net book value of our equity method investments in this dry natural gas area is $215.3 million, which includes $130.5 million of equity method goodwill.

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

On January 31, 2014, ONEOK completed the separation of its former natural gas distribution business into ONE Gas. ONE Gas was an affiliate prior to this separation. Commodity sales and services revenues in the Consolidated Statements of Income for the one month ended January 31, 2014, for transactions with ONE Gas prior to the separation are reflected as affiliate transactions. Transactions with ONE Gas that occurred after the separation are reflected as unaffiliated, third-party transactions.

On March 31, 2014, ONEOK completed the wind down of ONEOK Energy Services Company, a subsidiary of ONEOK. For the first quarter 2014, we had transactions with ONEOK Energy Services Company, which are reflected as affiliate transactions.

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

ONEOK and its affiliates provide a variety of services to us under the Services Agreement, including cash management and financial services, employee benefits provided through ONEOK’s benefit plans, legal and administrative services, insurance and office space leased in ONEOK’s headquarters building and other field locations.  Where costs are incurred specifically on behalf of one of our affiliates, the costs are billed directly to us by ONEOK.  In other situations, the costs may be allocated to us through a variety of methods, depending upon the nature of the expense and activities. Beginning in the second quarter 2014, ONEOK allocates substantially all of its general overhead costs to us as a result of ONEOK’s separation of its natural gas distribution business and the wind down of its energy services business in the first quarter 2014.  For the three months ended March 31, 2014, it is not practicable to determine what these general overhead costs would have been on a stand-alone basis.  All costs directly charged or allocated to us are included in our Consolidated Statements of Income.

The following table sets forth the transactions with related parties for the periods indicated:

	Three Months Ended
	March 31,
	2015	2014
	(Thousands of dollars)
Revenues	$—	$53,526
Expenses
Cost of sales and fuel	$—	$10,835
Administrative and general expenses	89,528	77,246
Total expenses	$89,528	$88,081

ONEOK Partners GP made additional general partner contributions to us of approximately $1.1 million and $1.0 million during the three months ended March 31, 2015 and 2014, respectively, to maintain its 2 percent general partner interest in connection with the issuances of common units.  See Note F for additional information about cash distributions paid to ONEOK for its general partner and limited partner interests.

K.	COMMITMENTS AND CONTINGENCIES

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

Our expenditures for environmental assessment, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters have had no material effects on earnings or cash flows during the three months ended March 31, 2015 and 2014.

In April 2014, the EPA and the United States Army Corps of Engineers proposed a joint rule-making to redefine the definition of “Waters of the United States” under the Clean Water Act. The public comment period on the proposed rule-making has closed, and the publication of the final rule-making has not yet occurred. The impact of any such proposed regulatory actions on our projects, facilities and operations is unknown.

The EPA’s “Tailoring Rule” regulates greenhouse gas (GHG) emissions at new or modified facilities that meet certain criteria. Affected facilities are required to review best available control technology (BACT), conduct air-quality analysis, impact analysis and public reviews with respect to such emissions. At current emission threshold levels, this rule has had a minimal impact on our existing facilities. In addition, on June 23, 2014, the Supreme Court of the United States (Supreme Court), in a case styled, Utility Air Regulatory Group v. EPA, 530 U.S. (2014), held that an industrial facility’s potential to emit GHG emissions alone cannot subject a facility to the permitting requirements for major stationary source provisions of the Clean Air Act. The decision invalidated the EPA’s current Triggering and Tailoring Rule for GHG Prevention of Significant Deterioration (PSD) and Title V requirements as applied to facilities considered major sources only for GHGs. However, the Supreme Court also ruled that to the extent a source pursues a capital project (new construction or expansion of existing facility), which otherwise subjects the source to major source PSD permitting for conventional criteria pollutants, the permitting authorities may impose BACT analysis and emission limits for GHGs from those sources.

In April 2015, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit), on remand from the Supreme Court, issued its further Order following the Supreme Court’s decision in Utility Air Regulatory Group v. EPA. The D.C. Circuit’s Order included the following: (1) it formally vacated EPA regulations implementing the Tailoring Rule to the extent that they require a stationary source to obtain a PSD or Title V permit based solely on the source’s GHG emissions; and (2) ordered EPA to consider whether any further revisions to its regulations are appropriate in light of the Supreme Court’s decision. We are in the process of evaluating the D.C. Circuit decision and will monitor the further EPA rule-makings to determine what, if any, impact it will have on our existing operations and the opportunities it creates for design decisions for new project applications.

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

Proposed amendments to the rule were published in March 2015. The EPA has indicated that further amendments may be issued in 2015. Based on the amendments, our understanding of pending stakeholder responses to the NSPS rule and the proposed rule-making, we do not anticipate a material impact to our anticipated capital, operations and maintenance costs resulting from compliance with the regulation. However, the EPA may issue additional responses, amendments and/or policy guidance on the final rule, which could alter our present expectations. Generally, the NSPS rule will require expenditures for updated emissions controls, monitoring and record-keeping requirements at affected facilities in the crude oil and natural gas industry. We do not expect these expenditures will have a material impact on our results of operations, financial position or cash flows.

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

L.	SEGMENTS

Segment Descriptions - Our operations are divided into three reportable business segments, as follows:

•	our Natural Gas Gathering and Processing segment gathers, treats and processes natural gas;

•	our Natural Gas Liquids segment gathers, treats, fractionates and transports NGLs and stores, markets and distributes NGL products; and

•	our Natural Gas Pipelines segment operates regulated interstate and intrastate natural gas transmission pipelines and natural gas storage facilities.

Accounting Policies - We evaluate performance based principally on each segment’s operating income and equity earnings. The accounting policies of the segments are described in Note A of the Notes to Consolidated Financial Statements in our Annual Report. Intersegment and affiliate sales are recorded on the same basis as sales to unaffiliated customers.  Net margin is comprised of total revenues less cost of sales and fuel.  Cost of sales and fuel includes commodity purchases, fuel, storage and transportation costs. As a result of ONEOK’s separation of its natural gas distribution business into a stand-alone publicly traded company ONE Gas on January 31, 2014, transactions with ONE Gas subsequent to the separation are reflected as sales to unaffiliated customers.

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

For the three months ended March 31, 2015, we had one customer, BP p.l.c., from which we received $184.9 million in total revenues from all of our operating segments, or approximately 10 percent of our consolidated revenues. For the three months ended March 31, 2014, we had no single customer from which we received 10 percent or more of our consolidated revenues.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended March 31, 2015	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations	Total

	(Thousands of dollars)
Sales to unaffiliated customers	$288,016	$1,434,813	$81,930	$—	$1,804,759
Intersegment revenues	167,607	61,279	1,619	(230,505)	—
Total revenues	$455,623	$1,496,092	$83,549	$(230,505)	$1,804,759
Net margin	$124,692	$267,227	$69,123	$(147)	$460,895
Operating costs	69,209	82,246	27,242	(538)	178,159
Depreciation and amortization	35,797	39,294	10,756	—	85,847
Gain (loss) on sale of assets	1	(8)	1	—	(6)
Operating income	$19,687	$145,679	$31,126	$391	$196,883
Equity in net earnings from investments	$4,239	$6,980	$19,702	$—	$30,921
Investments in unconsolidated affiliates	$255,419	$483,257	$385,528	$—	$1,124,204
Total assets	$4,887,940	$8,106,767	$1,807,978	$44,413	$14,847,098
Noncontrolling interests in consolidated subsidiaries	$4,156	$162,958	$—	$15	$167,129
Capital expenditures	$255,301	$73,466	$9,592	$4,677	$343,036
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $209.8 million, of which $165.3 million was related to sales within the segment, net margin of $124.1 million and operating income of $64.9 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $69.3 million, net margin of $60.9 million and operating income of $27.4 million.

Three Months Ended March 31, 2014	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations	Total

	(Thousands of dollars)
Sales to unaffiliated customers	$347,016	$2,670,655	$91,106	$—	$3,108,777
Sales to affiliated customers	41,214	—	12,312	—	53,526
Intersegment revenues	373,895	41,157	1,375	(416,427)	—
Total revenues	$762,125	$2,711,812	$104,793	$(416,427)	$3,162,303
Net margin	$153,554	$268,978	$93,489	$(6,387)	$509,634
Operating costs	64,824	65,102	27,462	(7,205)	150,183
Depreciation and amortization	28,842	27,078	10,815	—	66,735
Gain (loss) on sale of assets	(19)	(48)	(83)	165	15
Operating income	$59,869	$176,750	$55,129	$983	$292,731
Equity in net earnings from investments	$5,486	$4,764	$23,409	$—	$33,659
Investments in unconsolidated affiliates	$333,054	$489,120	$406,880	$—	$1,229,054
Total assets	$4,048,332	$6,861,829	$1,848,594	$180,765	$12,939,520
Noncontrolling interests in consolidated subsidiaries	$4,597	$—	$—	$15	$4,612
Capital expenditures	$122,891	$273,063	$6,627	$420	$403,001
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $135.8 million, of which $111.6 million was related to sales within the segment, net margin of $84.7 million and operating income of $45.1 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $81.3 million, net margin of $68.6 million and operating income of $35.1 million.

M.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

We have no significant assets or operations other than our investment in our 100 percent-owned subsidiary, the Intermediate Partnership.  The Intermediate Partnership holds all our partnership interests and equity in our subsidiaries, as well as a 50 percent interest in Northern Border Pipeline.  The Intermediate Partnership guarantees our senior notes and borrowings, if any, under the Partnership Credit Agreement.  The Intermediate Partnership’s guarantees of our senior notes and of any borrowings under the Partnership Credit Agreement are full and unconditional, subject to certain customary automatic release provisions.

For purposes of the following footnote:

•	we are referred to as “Parent”;

•	the Intermediate Partnership is referred to as “Guarantor Subsidiary”; and

•	the “Non-Guarantor Subsidiaries” are all subsidiaries other than the Guarantor Subsidiary.

The following unaudited supplemental condensed consolidating financial information is presented on an equity-method basis reflecting the Parent’s separate accounts, the Guarantor Subsidiary’s separate accounts, the combined accounts of the Non-Guarantor Subsidiaries, the combined consolidating adjustments and eliminations, and the Parent’s consolidated amounts for the periods indicated.

Condensed Consolidating Statements of Income

	Three Months Ended March 31, 2015
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$1,435.7	$—	$1,435.7
Services	—	—	369.1	—	369.1
Total revenues	—	—	1,804.8	—	1,804.8
Cost of sales and fuel	—	—	1,343.9	—	1,343.9
Net margin	—	—	460.9	—	460.9
Operating expenses
Operations and maintenance	—	—	155.1	—	155.1
Depreciation and amortization	—	—	85.8	—	85.8
General taxes	—	—	23.1	—	23.1
Total operating expenses	—	—	264.0	—	264.0
Gain (loss) on sale of assets	—	—	—	—	—
Operating income	—	—	196.9	—	196.9
Equity in net earnings from investments	145.6	145.6	11.3	(271.6)	30.9
Allowance for equity funds used during construction	—	—	0.8	—	0.8
Other income (expense), net	86.8	86.8	1.9	(173.6)	1.9
Interest expense, net	(86.8)	(86.8)	(80.7)	173.6	(80.7)
Income before income taxes	145.6	145.6	130.2	(271.6)	149.8
Income taxes	—	—	(2.8)	—	(2.8)
Net income	145.6	145.6	127.4	(271.6)	147.0
Less: Net income attributable to noncontrolling interests	—	—	1.4	—	1.4
Net income attributable to ONEOK Partners, L.P.	$145.6	$145.6	$126.0	$(271.6)	$145.6

	Three Months Ended March 31, 2014
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$2,806.7	$—	$2,806.7
Services	—	—	355.6	—	355.6
Total revenues	—	—	3,162.3	—	3,162.3
Cost of sales and fuel	—	—	2,652.7	—	2,652.7
Net margin	—	—	509.6	—	509.6
Operating expenses
Operations and maintenance	—	—	130.5	—	130.5
Depreciation and amortization	—	—	66.7	—	66.7
General taxes	—	—	19.7	—	19.7
Total operating expenses	—	—	216.9	—	216.9
Gain (loss) on sale of assets	—	—	—	—	—
Operating income	—	—	292.7	—	292.7
Equity in net earnings from investments	265.4	265.4	10.3	(507.4)	33.7
Allowance for equity funds used during construction	—	—	11.0	—	11.0
Other income (expense), net	82.7	82.7	0.6	(165.4)	0.6
Interest expense, net	(82.7)	(82.7)	(68.3)	165.4	(68.3)
Income before income taxes	265.4	265.4	246.3	(507.4)	269.7
Income taxes	—	—	(4.2)	—	(4.2)
Net income	265.4	265.4	242.1	(507.4)	265.5
Less: Net income attributable to noncontrolling interests	—	—	0.1	—	0.1
Net income attributable to ONEOK Partners, L.P.	$265.4	$265.4	$242.0	$(507.4)	$265.4

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended March 31, 2015
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$145.6	$145.6	$127.4	$(271.6)	$147.0
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	(12.6)	10.0	10.0	(20.0)	(12.6)
Realized (gains) losses on derivatives recognized in net income	(11.3)	(14.2)	(14.2)	28.4	(11.3)
Total other comprehensive income (loss)	(23.9)	(4.2)	(4.2)	8.4	(23.9)
Comprehensive income	121.7	141.4	123.2	(263.2)	123.1
Less: Comprehensive income attributable to noncontrolling interests	—	—	1.4	—	1.4
Comprehensive income attributable to ONEOK Partners, L.P.	$121.7	$141.4	$121.8	$(263.2)	$121.7

	Three Months Ended March 31, 2014
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$265.4	$265.4	$242.1	$(507.4)	$265.5
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	(56.5)	(35.8)	(35.8)	71.6	(56.5)
Realized (gains) losses on derivatives recognized in net income	29.0	26.4	26.4	(52.8)	29.0
Total other comprehensive income (loss)	(27.5)	(9.4)	(9.4)	18.8	(27.5)
Comprehensive income	237.9	256.0	232.7	(488.6)	238.0
Less: Comprehensive income attributable to noncontrolling interests	—	—	0.1	—	0.1
Comprehensive income attributable to ONEOK Partners, L.P.	$237.9	$256.0	$232.6	$(488.6)	$237.9

Condensed Consolidating Balance Sheets

	March 31, 2015
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$—	$90.5	$—	$—	$90.5
Accounts receivable, net	—	—	624.8	—	624.8
Affiliate receivables	—	—	6.5	—	6.5
Natural gas and natural gas liquids in storage	—	—	218.7	—	218.7
Commodity imbalances	—	—	39.7	—	39.7
Materials and supplies	—	—	57.0	—	57.0
Other current assets	18.9	—	23.5	—	42.4
Total current assets	18.9	90.5	970.2	—	1,079.6
Property, plant and equipment
Property, plant and equipment	—	—	13,683.4	—	13,683.4
Accumulated depreciation and amortization	—	—	1,916.7	—	1,916.7
Net property, plant and equipment	—	—	11,766.7	—	11,766.7
Investments and other assets
Investments in unconsolidated affiliates	4,093.7	5,589.1	739.4	(9,298.0)	1,124.2
Intercompany notes receivable	9,406.6	7,820.7	—	(17,227.3)	—
Goodwill and intangible assets	—	—	819.4	—	819.4
Other assets	39.4	—	17.8	—	57.2
Total investments and other assets	13,539.7	13,409.8	1,576.6	(26,525.3)	2,000.8
Total assets	$13,558.6	$13,500.3	$14,313.5	$(26,525.3)	$14,847.1
Liabilities and equity
Current liabilities
Current maturities of long-term debt	$650.0	$—	$7.7	$—	$657.7
Notes payable	825.5	—	—	—	825.5
Accounts payable	—	—	712.7	—	712.7
Affiliate payables	—	—	29.3	—	29.3
Commodity imbalances	—	—	94.6	—	94.6
Accrued interest	89.0	—	—	—	89.0
Other current liabilities	—	—	85.6	—	85.6
Total current liabilities	1,564.5	—	929.9	—	2,494.4
Intercompany debt	—	9,406.6	7,820.7	(17,227.3)	—
Long-term debt, excluding current maturities	6,135.7	—	50.0	—	6,185.7
Deferred credits and other liabilities	9.9	—	141.5	—	151.4
Commitments and contingencies
Equity
Equity excluding noncontrolling interests in consolidated subsidiaries	5,848.5	4,093.7	5,204.3	(9,298.0)	5,848.5
Noncontrolling interests in consolidated subsidiaries	—	—	167.1	—	167.1
Total equity	5,848.5	4,093.7	5,371.4	(9,298.0)	6,015.6
Total liabilities and equity	$13,558.6	$13,500.3	$14,313.5	$(26,525.3)	$14,847.1

	December 31, 2014
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$—	$42.5	$—	$—	$42.5
Accounts receivable, net	—	—	735.8	—	735.8
Affiliate receivables	—	—	8.6	—	8.6
Natural gas and natural gas liquids in storage	—	—	134.1	—	134.1
Commodity imbalances	—	—	64.8	—	64.8
Materials and supplies	—	—	55.8	—	55.8
Other current assets	1.9	—	42.5	—	44.4
Total current assets	1.9	42.5	1,041.6	—	1,086.0
Property, plant and equipment
Property, plant and equipment	—	—	13,377.6	—	13,377.6
Accumulated depreciation and amortization	—	—	1,842.1	—	1,842.1
Net property, plant and equipment	—	—	11,535.5	—	11,535.5
Investments and other assets
Investments in unconsolidated affiliates	4,248.0	5,469.8	746.1	(9,331.3)	1,132.6
Intercompany notes receivable	8,843.3	7,579.0	—	(16,422.3)	—
Goodwill and intangible assets	—	—	822.4	—	822.4
Other assets	36.2	—	21.8	—	58.0
Total investments and other assets	13,127.5	13,048.8	1,590.3	(25,753.6)	2,013.0
Total assets	$13,129.4	$13,091.3	$14,167.4	$(25,753.6)	$14,634.5
Liabilities and equity
Current liabilities
Current maturities of long-term debt	$—	$—	$7.7	$—	$7.7
Notes payable	1,055.3	—	—	—	1,055.3
Accounts payable	—	—	874.7	—	874.7
Affiliate payables	—	—	36.1	—	36.1
Commodity imbalances	—	—	104.7	—	104.7
Accrued interest	92.0	—	—	—	92.0
Other current liabilities	44.8	—	120.8	—	165.6
Total current liabilities	1,192.1	—	1,144.0	—	2,336.1
Intercompany debt	—	8,843.3	7,579.0	(16,422.3)	—
Long-term debt, excluding current maturities	5,986.5	—	51.9	—	6,038.4
Deferred credits and other liabilities	—	—	141.3	—	141.3
Commitments and contingencies
Equity
Equity excluding noncontrolling interests in consolidated subsidiaries	5,950.8	4,248.0	5,083.3	(9,331.3)	5,950.8
Noncontrolling interests in consolidated subsidiaries	—	—	167.9	—	167.9
Total equity	5,950.8	4,248.0	5,251.2	(9,331.3)	6,118.7
Total liabilities and equity	$13,129.4	$13,091.3	$14,167.4	$(25,753.6)	$14,634.5

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2015
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Operating activities
Cash provided by operating activities	$218.8	$19.7	$122.3	$(295.7)	$65.1
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	—	—	(343.0)	—	(343.0)
Distributions received from unconsolidated affiliates in excess of cumulative earnings	—	1.7	8.2	—	9.9
Proceeds from sale of assets	—	—	0.1	—	0.1
Cash provided by (used in) investing activities	—	1.7	(334.7)	—	(333.0)
Financing activities
Cash distributions:
General and limited partners	(295.7)	(295.7)	—	295.7	(295.7)
Noncontrolling interests	—	—	(2.2)	—	(2.2)
Borrowing (repayment) of notes payable, net	(229.8)	—	—	—	(229.8)
Issuance of long-term debt, net of discounts	798.9	—	—	—	798.9
Long-term debt financing costs	(7.9)	—	—	—	(7.9)
Intercompany borrowings (advances), net	(538.8)	322.3	216.5	—	—
Repayment of long-term debt	—	—	(1.9)	—	(1.9)
Issuance of common units, net of issuance costs	53.4	—	—	—	53.4
Contribution from general partner	1.1	—	—	—	1.1
Cash provided by (used in) financing activities	(218.8)	26.6	212.4	295.7	315.9
Change in cash and cash equivalents	—	48.0	—	—	48.0
Cash and cash equivalents at beginning of period	—	42.5	—	—	42.5
Cash and cash equivalents at end of period	$—	$90.5	$—	$—	$90.5

	Three Months Ended March 31, 2014
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Operating activities
Cash provided by operating activities	$255.6	$21.3	$424.8	$(242.5)	$459.2
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	—	—	(403.0)	—	(403.0)
Cash paid for acquisitions	—	—	(14.0)	—	(14.0)
Contributions to unconsolidated affiliates	—	—	(0.6)	—	(0.6)
Distributions received from unconsolidated affiliates in excess of cumulative earnings	—	—	4.7	—	4.7
Proceeds from sale of assets	—	—	0.1	—	0.1
Cash provided by (used in) investing activities	—	—	(412.8)	—	(412.8)
Financing activities
Cash distributions:
General and limited partners	(242.5)	(242.5)	—	242.5	(242.5)
Borrowing (repayment) of notes payable, net	125.0	—	—	—	125.0
Intercompany borrowings (advances), net	(192.0)	202.1	(10.1)	—	—
Repayment of long-term debt	—	—	(1.9)	—	(1.9)
Issuance of common units, net of issuance costs	52.8	—	—	—	52.8
Contribution from general partner	1.1	—	—	—	1.1
Cash provided by (used in) financing activities	(255.6)	(40.4)	(12.0)	242.5	(65.5)
Change in cash and cash equivalents	—	(19.1)	—	—	(19.1)
Cash and cash equivalents at beginning of period	—	134.5	—	—	134.5
Cash and cash equivalents at end of period	$—	$115.4	$—	$—	$115.4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to Consolidated Financial Statements in this Quarterly Report, as well as our Annual Report.

RECENT DEVELOPMENTS

Market Conditions - Due in part to the rapid growth in crude oil production in the United States, the global supply of crude oil exceeded demand and led to a dramatic fall in crude oil prices in the fourth quarter 2014, which continued into the first quarter 2015. The decline in crude oil prices has also contributed to lower NGL product prices, as well as narrow NGL product price differentials. Additionally, the rapid growth in domestic natural gas production has led to a decline in natural gas prices. A weakened and volatile commodity price environment, which is due to factors beyond our control, is creating challenges for our crude oil and natural gas producer customers as they assess their future drilling plans. The energy industry has periodically experienced similar down cycles in the past. We expect this lower commodity price environment to continue through the remainder of 2015, which will impact our net realized prices for natural gas, NGLs and condensate and our financial results.

As a result of lower commodity prices, crude oil and natural gas producers have significantly decreased their capital investments, which combined with production declines has begun to slow natural gas and NGL supply growth. The lower commodity prices and slower volume growth are expected to adversely impact our results of operations and cash flows in 2015, particularly in our Natural Gas Gathering and Processing segment where revenues are derived primarily from POP commodity-based contracts with fee components.

We also expect continued narrow NGL location price differentials, with periods of volatility for certain NGL products, between the Conway, Kansas, and Mont Belvieu, Texas, market centers. We expect this to persist as NGL production continues to increase and new fractionators and pipelines from various NGL-rich shale areas throughout the country, including our growth projects discussed below, have alleviated constraints affecting NGL prices and location price differentials between the two market centers.

Supply growth has resulted in available ethane supplies that are greater than the petrochemical industry’s current demand. Low or unprofitable price differentials between ethane and natural gas have resulted in ethane rejection at most of our customers’ natural gas processing plants connected to our natural gas liquids gathering system in the Mid-Continent, Permian and Rocky Mountain regions during 2014 and the first quarter 2015. Through ethane rejection, natural gas processors leave much of the ethane component in the natural gas stream sold at the tailgate of natural gas processing plants. We expect ethane rejection to persist until ethylene producers increase their capacity, with the largest number of additions expected to be completed over the next two to four years, to consume additional ethane feedstock volumes through plant modifications and expansions, and the completion of announced new world-scale ethylene production projects. Ethane rejection is expected to continue to have a significant impact on our financial results through 2017. However, our Natural Gas Liquids segment’s integrated assets enable it to mitigate partially the impact of ethane rejection through minimum volume commitments, contract modifications that vary fees for ethane and other NGL products, and our ability to utilize the transportation capacity made available due to ethane rejection to capture additional NGL location price differentials in our optimization activities. See additional discussion in the “Financial Results and Operating Information” section.

Commodity Prices - Sharp declines in commodity prices negatively affected our first-quarter financial results. WTI crude oil prices declined to less than $50.00 per barrel in the first quarter 2015, compared with approximately $100.00 in the first quarter 2014. NYMEX natural gas prices also declined to less than $3.00 per MMBtu in the first quarter 2015, compared with approximately $5.00 per MMBtu in the first quarter 2014. OPIS Conway propane prices averaged less than $0.50 per gallon in the first quarter 2015, compared with prices averaging more than $1.50 per gallon in the first quarter 2014. We expect lower commodity prices to persist throughout the remainder of 2015.

While weather conditions typically impact commodity prices, with colder weather causing higher natural gas and propane prices due to higher seasonal demand, the first quarter 2014 experienced significantly higher prices and volatility due to severely cold weather, compared with the first quarter 2015. Beginning in the fourth quarter 2013, we experienced high propane demand for crop drying and increased heating due to much colder than normal weather that continued into the first quarter 2014. In response to this increased demand, propane prices increased significantly at the Mid-Continent market center at Conway, Kansas, compared with the Gulf Coast market center at Mont Belvieu, Texas, for the three months ended March 31, 2014. The price of propane in the Mid-Continent market and the wider location price differentials between the Mid-Continent and Gulf Coast market centers peaked in late January 2014 and returned to historical levels by the end of February 2014 as supply and demand balanced.

Growth Projects - Through 2014, crude oil and natural gas producers continued to drill for crude oil and NGL-rich natural gas in many regions where we have operations, including the Bakken Shale and Three Forks formations in the Williston Basin; the Niobrara Shale and other formations in the Powder River Basin; in the Cana-Woodford Shale, Woodford Shale, Mississippian Lime, Springer Shale, Stack and SCOOP areas in the Mid-Continent region and in the Permian Basin. In response to this continued production of crude oil, natural gas and NGLs, and higher demand for NGL products from the petrochemical industry, we have completed growth projects and acquisitions totaling approximately $6.0 billion from 2010 through the first quarter 2015, and we have approximately $2.0 billion to $2.8 billion of projects in various stages of construction to meet the needs of crude oil and natural gas producers and processors in these regions, as well as enhance our natural gas liquids fractionation, distribution and storage infrastructure in the Gulf Coast region. The execution of these capital investments aligns with our strategy to generate consistent growth and sustainable earnings. Our acreage dedications and contractual commitments from crude oil and natural gas producers and natural gas processors in regions associated with our growth projects are expected to provide incremental cash flows and long-term fee-based earnings.

While reduced crude oil and natural gas producer drilling activity is expected to continue to slow supply growth, we expect to complete our previously announced projects to meet crude oil and natural gas producers’ demand for our gathering, processing fractionation and transportation services. However, we have suspended capital expenditures for certain natural gas processing plants and related infrastructure to align with the needs of our customers. We expect to resume our suspended capital-growth projects as soon as market conditions improve. If the current commodity price environment persists for a prolonged period, it may further impact the timing or demand for additional infrastructure projects or growth opportunities in the future.

See additional discussion of our other growth projects in the “Financial Results and Operating Information” section in our Natural Gas Gathering and Processing and Natural Gas Liquids segments.

Roadrunner Gas Transmission - In March 2015, we entered into a 50-50 joint venture named Roadrunner Gas Transmission, LLC (Roadrunner) with a subsidiary of Fermaca Infrastructure B.V. (Fermaca), a Mexico City-based natural gas infrastructure company, to construct a pipeline to transport natural gas from the Permian Basin in West Texas to the Mexican border near El Paso. The pipeline will connect with ONEOK Partners’ existing natural gas pipeline and storage infrastructure in Texas and is expected to create a platform for future cross-border development opportunities. These integrated assets are also expected to provide markets in Mexico access to upstream supply basins in West Texas and the Mid-Continent region, which adds location and price diversity to their supply mix and supports Mexico’s national electric utility Comisión Federal de Electricidad’s (CFE) plan to replace fuel oil-based power plants with natural gas-fueled power plants, which are more economical and produce fewer GHG emissions. The estimated total cost of the project is approximately $450 million to $500 million. We expect to make equity contributions of approximately $50 million in 2015.

See additional discussion in the “Financial Results and Operating Information” section in our Natural Gas Pipelines segment.

Cash Distributions - In April 2015, our general partner declared a cash distribution of $0.79 per unit ($3.16 per unit on an annualized basis) for the first quarter 2015, which will be paid on May 15, 2015, to unitholders of record as of the close of business on April 30, 2015.

Debt Issuance - In March 2015, we completed an underwritten public offering of $800 million of senior notes, generating net proceeds of approximately $792.3 million. We used the proceeds to repay amounts outstanding under our commercial paper program and for general partnership purposes.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2015 vs. 2014
Financial Results	2015	2014	Increase (Decrease)
	(Millions of dollars)
Revenues
Commodity sales	$1,435.7	$2,806.7	$(1,371.0)	(49%)
Services	369.1	355.6	13.5	4%
Total revenues	1,804.8	3,162.3	(1,357.5)	(43%)
Cost of sales and fuel	1,343.9	2,652.7	(1,308.8)	(49%)
Net margin	460.9	509.6	(48.7)	(10%)
Operating costs	178.2	150.2	28.0	19%
Depreciation and amortization	85.8	66.7	19.1	29%
Operating income	$196.9	$292.7	$(95.8)	(33%)
Equity in net earnings from investments	$30.9	$33.7	$(2.8)	(8%)
Interest expense	$(80.7)	$(68.3)	$12.4	18%
Capital expenditures	$343.0	$403.0	$(60.0)	(15%)

Commodity sales revenues decreased for the three months ended March 31, 2015, compared with the same period in 2014, due to higher propane and natural gas prices as well as wider NGL location and product price differentials experienced in the first quarter 2014 as a result of unusually high weather-related seasonal demand, and a sharp decline in commodity prices in the fourth quarter 2014. The lower commodity price environment continued into the first quarter 2015 resulting in lower revenues and lower cost of sales and fuel for the three months ended March 31, 2015, compared with the same period in 2014. This price decrease was offset partially by increases from higher gathered and processed volumes in our Natural Gas Gathering and Processing segment and higher NGLs transported on gathering lines in our Natural Gas Liquids segment for the three months ended March 31, 2015, compared with the same period in 2014.

Services revenues increased for the three months ended March 31, 2015, compared with the same period in 2014, due to higher natural gas and NGL volumes from our recently completed capital projects in our Natural Gas Gathering and Processing and Natural Gas Liquids segments.

For the three months ended March 31, 2015, we had one customer, BP p.l.c., from which we received $184.9 million in total revenues from all of our operating segments, or approximately 10 percent of our consolidated revenues.

Operating costs and depreciation and amortization expense increased for the three months ended March 31, 2015, compared with the same period in 2014, due primarily to the growth of our operations related to our completed capital projects and acquisitions.

Equity in net earnings from investments decreased for the three months ended March 31, 2015, compared with the same period in 2014, due primarily to decreased park-and-loan services on Northern Border Pipeline as a result of increased weather-related seasonal demand in the first quarter 2014.

Interest expense increased for the three months ended March 31, 2015, compared with the same period in 2014, due primarily to higher short-term borrowings and rates, lower capitalized interest due to capital growth projects completed and placed in service in 2014, and interest costs from our $800 million debt issuance in March 2015.

Capital expenditures decreased for the three months ended March 31, 2015, compared with the same period in 2014, due to the completion of several large projects in 2014.

Additional information regarding our financial results and operating information is provided in the following discussion for each of our segments.

Natural Gas Gathering and Processing

Overview - Our Natural Gas Gathering and Processing segment provides nondiscretionary services to crude oil and natural gas producers that include gathering and processing of natural gas produced from crude oil and natural gas wells. Unprocessed natural gas is compressed and gathered through pipelines and transported to processing facilities where volumes are aggregated, treated and processed to remove water vapor, solids and other contaminants, and to extract NGLs in order to provide marketable natural gas, commonly referred to as residue gas.  The residue gas, which consists primarily of methane, is compressed and delivered to natural gas pipelines for transportation to end users. When the NGLs are separated from the unprocessed natural gas at the processing plants, the NGLs are typically in the form of a mixed, unfractionated NGL stream that is delivered to natural gas liquids gathering pipelines for transportation to natural gas liquids fractionators.

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

Revenues for this segment are derived primarily from POP contracts with fee-based components and fee-based contracts. Under a POP contract with fee-based components, we retain a percentage of the proceeds from the sale of residue natural gas, condensate and/or NGLs, and charge fees for gathering, treating, compressing and processing the producer’s natural gas. With a fee-based contract, we are paid a fee for the services we provide, based on volumes gathered, processed, treated and/or compressed.

We expect our capital projects will continue to generate additional revenues, earnings and cash flows as they are completed. Our natural gas liquids, natural gas and crude oil commodity price sensitivity within this segment may increase in the future as our capital projects are completed and volumes increase under POP contracts with a fee-based component with our customers. We use commodity derivative instruments and physical-forward contracts to reduce our near-term sensitivity to fluctuations in the natural gas, crude oil and NGL prices received for our share of volumes. We are actively pursuing opportunities to convert our POP contracts to fee-based contracts or increase the fee components in our POP contracts.

The significant growth in the development of crude oil and NGL-rich natural gas in the Williston Basin has caused natural gas production to exceed the capacity of existing natural gas gathering and processing infrastructure, which results in the flaring of natural gas (the controlled burning of natural gas at the wellhead) by many crude oil and natural gas producers. In July 2014, the North Dakota Industrial Commission approved a policy designed to limit flaring at existing and future crude oil wells in the Williston Basin. The policy establishes crude oil production limits that will take effect if a producer fails to meet requirements to capture natural gas at the wellhead. We are constructing additional natural gas gathering pipelines, compression and processing plants, and natural gas liquids pipeline capacity that are expected to help alleviate capacity constraints.

We expect our natural gas gathered and processed volumes to continue to grow in 2015, despite reductions in crude oil and natural gas producer drilling activity. Volumes are expected to increase in the Williston Basin due to the following:

•	the opportunity to capture additional natural gas currently being flared by producers;

•	the connection of wells that have been drilled but not yet completed or connected to our systems;

•
producers focusing their drilling in higher return areas, in which we have significant gathering and processing assets, which typically produce at higher initial production rates compared with noncore areas;

•	the use by producers of more efficient rigs, which are capable of drilling at a faster rate;

•	continued improvements in production results by producers due to enhanced completion techniques; and

•	increased compression on our gathering systems.

In the Mid-Continent region, we expect a large producer customer to drill in the first half of 2015 with well completions and increased production occurring in the second half of 2015. The additional volumes from these new wells are expected to offset partially the natural declines of existing production in this region.

Growth Projects - Beginning in 2010, our Natural Gas Gathering and Processing segment is investing approximately $4.0 billion to $4.7 billion in growth projects in NGL-rich areas in the Williston Basin, the Powder River Basin, the Cana-Woodford Shale, the Springer Shale, the Stack and the SCOOP areas that we expect will enable us to meet the growing needs of crude oil and natural gas producers in those areas. Nearly all of the new natural gas production is from horizontally drilled and completed wells in unconventional resource areas. These wells tend to produce volumes at higher initial production rates resulting generally in higher initial decline rates than conventional vertical wells; however, the decline rates flatten out over time. These wells are expected to have long productive lives.

We have completed approximately $2.2 billion of the growth projects and acquisitions in this segment from 2010 through the first quarter 2015, which include the following projects completed in 2014:

Completed Projects	Location	Capacity	Approximate Costs (a)	Completion Date
(In millions)
Rocky Mountain Region
Garden Creek II processing plant and infrastructure	Williston Basin	100 MMcf/d	$300-$310	August 2014
Garden Creek III processing plant and infrastructure	Williston Basin	100 MMcf/d	$300-$310	October 2014
Mid-Continent Region
Canadian Valley processing plant and infrastructure	Cana-Woodford Shale	200 MMcf/d	$255	March 2014
(a) Excludes AFUDC.

We have the following natural gas processing plants and related infrastructure in various stages of construction:

Projects in Progress	Location	Capacity	Approximate Costs (a)	Expected Completion Date
(In millions)
Rocky Mountain Region
Sage Creek infrastructure	Powder River Basin	Various	$50	Fourth quarter 2015
Natural gas compression	Williston Basin	100 MMcf/d	$80-$100	Fourth quarter 2015
Lonesome Creek processing plant and infrastructure	Williston Basin	200 MMcf/d	$550-$680	Fourth quarter 2015
Stateline de-ethanizers	Williston Basin	26 MBbl/d	$60-$80	Fourth quarter 2015
Bear Creek processing plant and infrastructure	Williston Basin	80 MMcf/d	$230-$330	Third quarter 2016
Bronco processing plant and infrastructure	Powder River Basin	50 MMcf/d	$130-$200	Suspended
Demicks Lake processing plant and infrastructure	Williston Basin	200 MMcf/d	$475-$670	Suspended
Mid-Continent Region
Knox processing plant and infrastructure	SCOOP	200 MMcf/d	$240-$470	Suspended
Total			$1,815-$2,580
(a) Excludes AFUDC.

As a result of reductions in crude oil and natural gas drilling activities by producers due to the decline in crude oil, natural gas and NGL prices and our expectation of continued slower supply growth, we have suspended capital expenditures for certain natural gas processing plants and field infrastructure. We are in a position to quickly resume our suspended capital-growth projects as soon as market conditions improve and our customers’ needs change. If the current commodity price environment persists for a prolonged period, it may further impact the timing or demand for these projects and additional infrastructure projects or growth opportunities in the future.

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

Stateline De-ethanizers - In December 2014, we announced we will construct de-ethanizer towers at our Stateline natural gas processing plants, which are located in Williams County, North Dakota. Once completed, the de-ethanizer towers will remove ethane from the natural gas stream, which we expect to then be sold under a long-term, fee-based contract to a customer who plans to transport the ethane on a third-party pipeline.

Bear Creek Plant - In September 2014, we announced we will construct the Bear Creek natural gas processing plant and related infrastructure, which will be located in Dunn County, North Dakota. The plant and infrastructure will help alleviate pipeline inefficiencies in an area challenged by geographical constraints and severe terrain.

Demicks Lake Plant - In July 2014, we announced the Demicks Lake natural gas processing plant and related infrastructure, which will be located in northeast McKenzie County, North Dakota, to help further address natural gas gathering and processing constraints in the region. The Demicks Lake Plant is currently suspended but can be quickly resumed as market conditions improve.

Powder River Basin - We are constructing natural gas gathering and processing assets in the NGL-rich areas of the Powder River Basin, a region with the potential for significant growth in natural gas and NGL production volumes. We have acreage dedications of approximately 130,000 net acres supporting these projects.

Sage Creek Infrastructure - We plan to upgrade existing natural gas processing infrastructure and construct new natural gas gathering infrastructure at our Sage Creek plant to meet the growing production of NGL-rich natural gas in this area. We have supply contracts providing for long-term acreage dedications from crude oil and natural gas producers in the area supporting this project.

Bronco Plant - In September 2014, we announced the Bronco natural gas processing plant and related natural gas gathering and natural gas liquids infrastructure in Campbell and Converse counties, Wyoming. The plant was originally announced as a 100 MMcf/d facility, but was reduced to 50 MMcf/d due to slower growth in the current low commodity price environment. The Bronco Plant is currently suspended but can be quickly resumed as market conditions improve.

Mid-Continent Region:

Cana-Woodford Shale, Woodford Shale, Springer Shale, Stack and SCOOP areas - We are constructing natural gas gathering and processing assets to meet the growing production of NGL-rich natural gas in the Cana-Woodford Shale, Woodford Shale, Springer Shale, Stack and SCOOP areas. When our announced projects are completed, our Oklahoma natural gas processing capacity will be approximately 900 MMcf/d. We have substantial acreage dedications from crude oil and natural gas producers supporting these projects.

Knox Plant - In July 2014, we announced the Knox natural gas processing plant and related infrastructure, which will be located in Grady and Stephens Counties, Oklahoma. The plant and related infrastructure will gather and process liquids-rich natural gas from the Cana-Woodford Shale and the emerging SCOOP area and will be located in close proximity to our existing natural gas gathering and processing assets and natural gas and natural gas liquids pipelines. The Knox Plant is currently suspended but can be quickly resumed as market conditions improve.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in “Liquidity and Capital Resources.”

Selected Financial Results - Our Natural Gas Gathering and Processing segment’s operating results for the three months ended March 31, 2015, reflect the benefits from the following projects:

•	the Garden Creek III natural gas processing plant, which was completed in October 2014;

•	the Garden Creek II natural gas processing plant, which was completed in August 2014; and

•	the Canadian Valley natural gas processing plant, which was completed in March 2014.

The completion of the Garden Creek II and Garden Creek III natural gas processing plants resulted in increased natural gas volumes gathered and processed in the Williston Basin, and completion of the Canadian Valley natural gas processing plant resulted in increased natural gas volumes gathered and processed in Oklahoma.

The following table sets forth certain selected financial results for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2015 vs. 2014
Financial Results	2015	2014	Increase (Decrease)
	(Millions of dollars)
NGL sales	$148.2	$379.9	$(231.7)	(61%)
Condensate sales	12.0	29.0	(17.0)	(59%)
Residue natural gas sales	221.4	290.1	(68.7)	(24%)
Gathering, compression, dehydration and processing fees and other revenue	74.0	63.2	10.8	17%
Cost of sales and fuel	330.9	608.6	(277.7)	(46%)
Net margin	124.7	153.6	(28.9)	(19%)
Operating costs	69.2	64.9	4.3	7%
Depreciation and amortization	35.8	28.8	7.0	24%
Operating income	$19.7	$59.9	$(40.2)	(67%)
Equity in net earnings from investments	$4.2	$5.5	$(1.3)	(24%)
Capital expenditures	$255.3	$122.9	$132.4	*
* Percentage change is greater than 100 percent

Commodity prices declined sharply in the fourth quarter 2014 and remained at those levels throughout the first quarter 2015. WTI crude oil prices declined to less than $50.00 per barrel in the first quarter 2015, compared with approximately $100.00 in the first quarter 2014. NYMEX natural gas prices also declined to less than $3.00 per MMBtu in the first quarter 2015, compared with approximately $5.00 per MMBtu in the first quarter 2014, which was influenced by unusually high weather-related seasonal demand. We expect lower commodity prices to persist throughout the remainder of 2015. Therefore, we expect crude oil, natural gas and NGL supply growth to continue to slow. As crude oil and natural gas exploration and production capital investment has decreased due to market conditions, crude oil and natural gas producers are focusing their drilling activities on core locations that are most economical to develop and have higher production volumes, which offsets partially the reduction in drilling. The lower commodity price environment is having an adverse impact on our Natural Gas Gathering and Processing segment’s financial results in 2015 compared with 2014.

Net margin decreased for the three months ended March 31, 2015, compared with the same period in 2014, primarily as a result of the following:

•	a decrease of $53.8 million due primarily to lower net realized NGL and condensate prices; offset partially by

•
an increase of $17.0 million due primarily to natural gas volume growth in the Williston Basin and Cana-Woodford Shale resulting in higher natural gas volumes gathered, compressed, processed, transported and sold, higher NGL volumes sold and higher fees; and

•	an increase of $7.9 million due primarily to changes in contract mix.

Operating costs increased for the three months ended March 31, 2015, compared with the same period in 2014, primarily as a result of the completion of our growth projects, which include the following;

•	an increase of $4.3 million in employee-related costs due to higher labor and employee benefit costs; and

•	an increase of $3.0 million in outside services expense; offset partially by

•	a decrease of $2.5 million in materials and supplies.

Depreciation and amortization expense increased for the three months ended March 31, 2015, compared with the same period in 2014, due to the completion of growth projects.

Capital expenditures increased for the three months ended March 31, 2015, compared with the same period in 2014, due primarily to the timing of expenditures for our growth projects discussed above. We have suspended certain capital projects as a result of a slower production growth outlook by our crude oil and natural gas producer customers.

Selected Operating Information - The following tables set forth selected operating information for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended
	March 31,
Operating Information (a)	2015	2014
Natural gas gathered (BBtu/d)	1,808	1,499
Natural gas processed (BBtu/d) (b)	1,625	1,268
NGL sales (MBbl/d)	108	90
Residue natural gas sales (BBtu/d)	781	567
Realized composite NGL net sales price ($/gallon) (c) (d)	$0.38	$1.05
Realized condensate net sales price ($/Bbl) (c) (e)	$30.02	$76.07
Realized residue gas net sales price ($/MMBtu) (c)	$3.96	$3.60
Average fee rate ($/MMBtu)	$0.35	$0.38
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.
(c) - Includes the impact of hedging activities on our equity volumes.
(d) - Net of transportation and fractionation costs.
(e) - Net of transportation costs.

Natural gas gathered and processed volumes, NGL sales volumes and residue natural gas sales volumes increased during the three months ended March 31, 2015, compared with the same period in 2014, due to the completion of growth projects in the Williston Basin and Mid-Continent areas. The quantity and composition of NGLs and natural gas will continue to change as our new natural gas processing plants in the Williston Basin are placed in service. In March 2014, our Canadian Valley plant in Oklahoma was completed, which has better ethane rejection capabilities than our other processing plants in the Mid-Continent region. As a result, our 2015 equity NGL volumes are expected to be weighted more toward propane due to ethane rejection, and this is expected to continue to increase in the near term.

	Three Months Ended
	March 31,
Equity Volume Information (a)	2015	2014

NGL sales (MBbl/d)	16.8	17.8
Condensate sales (MBbl/d)	3.2	3.5
Residue natural gas sales (BBtu/d)	132.9	88.5
(a) - Includes volumes for consolidated entities only.

Commodity Price Risk - The following tables set forth our Natural Gas Gathering and Processing segment’s hedging information as of April 2015 for our equity volumes for the periods indicated:

	Nine Months Ending December 31, 2015
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (MBbl/d) - Conway/Mont Belvieu	12.0	$0.59	/ gallon	59%
Condensate (MBbl/d) - WTI-NYMEX	3.3	$55.14	/ Bbl	75%
Natural gas (BBtu/d) - NYMEX and basis	118.7	$3.89	/ MMBtu	79%

	Year Ending December 31, 2016
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (MBbl/d) - Conway/Mont Belvieu	1.2	$0.57	/ gallon	6%
Condensate (MBbl/d) - WTI-NYMEX	1.0	$62.10	/ Bbl	20%
Natural gas (BBtu/d) - NYMEX and basis	35.0	$2.98	/ MMBtu	20%

We expect our NGL and natural gas commodity price sensitivity within this segment to increase in the future as our capital projects are completed and volumes increase under POP contracts with our customers. We are actively pursuing opportunities to convert our POP contracts to fee-based contracts or increase the fee component in our POP contracts. Our Natural Gas Gathering and Processing segment’s commodity price sensitivity is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at March 31, 2015, excluding the effects of hedging and assuming normal operating conditions. Our condensate sales are based on the price of crude oil.  We estimate the following:

•	a $0.01 per-gallon change in the composite price of NGLs would change twelve-month forward net margin by approximately $3.1 million;

•	a $1.00 per-barrel change in the price of crude oil would change twelve-month forward net margin by approximately $1.7 million; and

•	a $0.10 per-MMBtu change in the price of residue natural gas would change twelve-month forward net margin by approximately $5.6 million.

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

Powder River Basin Equity Method Investments - Crude oil and natural gas producers have primarily focused their development efforts on crude oil and NGL-rich supply basins rather than in areas with dry natural gas production, such as the coal-bed methane production areas in the Powder River Basin. The reduced coal-bed methane development activities and production declines in the dry natural gas formations of the Powder River Basin have resulted in lower natural gas volumes available to be gathered. While the reserve potential in the dry natural gas formations of the Powder River Basin still exists, future drilling and development in this area will be affected by commodity prices and producers’ alternative prospects.

We expect the energy commodity price environment to remain depressed for at least the near term. The current commodity price environment has caused crude oil and natural gas producers to reduce drilling for crude oil and natural gas, which we expect will slow volume growth or reduce volumes of natural gas delivered to systems owned by our Powder River Basin equity method investments. A continued decline in volumes gathered in the coal-bed methane area of the Powder River Basin may reduce our ability to recover the carrying value of our equity investments in this area and could result in noncash charges to earnings. The net book value of our equity method investments in this dry natural gas area is $215.3 million, which includes $130.5 million of equity method goodwill.

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

NGL location price differentials have generally remained narrow between the Mid-Continent and Gulf Coast market centers. We expect these narrow NGL price differentials, with periods of volatility for certain NGL products, to continue as new fractionators and pipelines, including our growth projects discussed below, have alleviated constraints that have historically existed between the Conway, Kansas, and Mont Belvieu, Texas, natural gas liquids market centers. In addition, new natural gas liquids pipeline projects constructed by third parties are expected to bring incremental NGL supply from the Rocky Mountain, Marcellus and Utica regions to the Mont Belvieu, Texas, market center that may affect NGL prices, as well as compete with or displace NGL supply volumes from the Mid-Continent and Rocky Mountain regions where our assets are located. Our Natural Gas Liquids segment’s capital-growth projects are supported by fee-based contractual commitments that we expect will fill much of our optimization capacity used historically to capture NGL location price differentials between the two market centers.

Supply growth has resulted in available ethane supplies that are greater than the petrochemical industry’s current demand.  As a result, low or unprofitable price differentials between ethane and natural gas have resulted in ethane rejection at most of our customers’ natural gas processing plants connected to our natural gas liquids gathering system in the Mid-Continent, Permian and Rocky Mountain regions during 2014 and the first quarter 2015.  Through ethane rejection, natural gas processors leave much of the ethane component in the natural gas stream sold at the tailgate of natural gas processing plants.  We expect ethane rejection to persist until ethylene producers increase their capacity, with the largest number of additions expected to be completed over the next two to four years, to consume additional ethane feedstock volumes through plant modifications and expansions, and the completion of announced new world-scale ethylene production projects.  Ethane rejection is expected to continue to have a significant impact on our financial results through 2017.  However, our Natural Gas Liquids segment’s integrated assets enable it to mitigate partially the impact of ethane rejection through minimum volume commitments, contract modifications that vary fees for ethane and other NGL products, and our ability to utilize the transportation capacity made available due to ethane rejection to capture additional NGL location price differentials in our optimization activities.  See additional discussion in the “Financial Results and Operating Information” section.

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

Beginning in 2010, our Natural Gas Liquids segment is investing approximately $4.0 billion in NGL-related projects.  These investments will accommodate the transportation and fractionation of growing NGL supply from shale and other resource development areas across our asset base and alleviate infrastructure constraints between the Mid-Continent and Gulf Coast market centers to meet increasing petrochemical industry and NGL export demand in the Gulf Coast.  Over time, these growing fee-based NGL volumes are expected to fill much of our natural gas liquids pipeline capacity used historically to capture the NGL location price differentials between the two market centers.

We have completed approximately $3.9 billion in growth projects in this segment from 2010 through the first quarter 2015, which include the following completed in 2014 and 2015:

Completed Projects	Location	Capacity	Approximate Costs (a)	Completion Date
			(In millions)
Ethane/Propane Splitter	Texas Gulf Coast	40 MBbl/d	$46	March 2014
Sterling III Pipeline and reconfigure Sterling I and II	Mid-Continent Region	193 MBbl/d	$808	March 2014
Bakken NGL Pipeline expansion - Phase I	Rocky Mountain Region	75 MBbl/d	$75-$90	September 2014
Niobrara NGL Lateral	Powder River Basin	90 miles	$70-$75	September 2014
West Texas LPG (b)	Permian Basin	2,600 miles	$800	November 2014
MB-3 Fractionator	Texas Gulf Coast	75 MBbl/d	$520-$540	December 2014
NGL Pipeline and Hutchinson Fractionator infrastructure	Mid-Continent Region	95 miles	$110-$125	April 2015
(a) Excludes AFUDC.
(b) Acquisition.

We have the following projects in various stages of construction:

Projects in Progress	Location	Capacity	Approximate Costs (a)	Expected Completion Date
(In millions)
Bakken NGL Pipeline expansion - Phase II	Rocky Mountain Region	25 MBbl/d	$100	Second quarter 2016
Bear Creek NGL infrastructure	Williston Basin	40 miles	$35-$45	Third quarter 2016
Bronco NGL infrastructure	Powder River Basin	65 miles	$45-$60	Suspended
Demicks Lake NGL infrastructure	Williston Basin	12 miles	$10-$15	Suspended
Total			$190-$220
(a) Excludes AFUDC.

As a result of reductions in crude oil and natural gas drilling activities and our expectation of continued slower supply growth due to the declines in crude oil, natural gas and NGL prices, we have suspended capital expenditures for certain natural gas liquids infrastructure projects related to planned natural gas processing plants. We expect to resume our suspended capital-growth projects as soon as market conditions improve. If the current commodity price environment persists for a prolonged period, it may further impact the timing or demand for these projects and additional infrastructure projects or growth opportunities in the future.

Natural gas liquids pipeline and modification of Hutchinson fractionation infrastructure - We completed a new 95-mile natural gas liquids pipeline that connects our existing natural gas liquids fractionation and storage facilities in Hutchinson, Kansas, to similar facilities in Medford, Oklahoma. The project also included modifications to existing natural gas liquids fractionation infrastructure at Hutchinson, Kansas, increasing fractionation capacity by 20 MBbl/d to accommodate additional unfractionated NGLs produced in the Williston Basin.

Bakken NGL Pipeline expansion, Phase II - The second expansion will increase the pipeline’s capacity to 160 MBbl/d from the current capacity of 135 MBbl/d.

Bear Creek natural gas liquids infrastructure - We announced in September 2014 our plan to build new natural gas liquids pipeline infrastructure to connect the Bear Creek natural gas processing plant to our Bakken NGL Pipeline.

Bronco natural gas liquids infrastructure - We announced in September 2014 our plan to build new natural gas liquids pipeline infrastructure to connect the Bronco natural gas processing plant to our Bakken NGL Pipeline. Due to the suspension of the

Bronco Plant, the Bronco natural gas liquids infrastructure is currently suspended but can be quickly resumed as market conditions improve.

Demicks Lake natural gas liquids infrastructure - We announced in July 2014 our plan to build new natural gas liquids pipeline infrastructure to connect the Demicks Lake natural gas processing plant to our Bakken NGL Pipeline. Due to the suspension of the Demicks Lake Plant, the Demicks Lake natural gas liquids infrastructure is currently suspended but can be quickly resumed as market conditions improve.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in “Liquidity and Capital Resources.”

Selected Financial Results - Our Natural Gas Liquids segment’s operating results for the three months ended March 31, 2015, reflect the benefits from the following projects and acquisition:

•	the MB-3 Fractionator, which was completed in December 2014;

•	the West Texas LPG acquisition, which was completed in November 2014;

•	the Bakken NGL Pipeline expansion Phase I, which was completed in September 2014;

•	the Niobrara NGL Lateral, which was completed in September 2014;

•	the Ethane/propane splitter, which was completed in March 2014; and

•	the Sterling III Pipeline and reconfiguration of the Sterling II Pipeline, which were completed in March 2014.

Selected Financial Results - The following table sets forth certain selected financial results for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2015 vs. 2014
Financial Results	2015	2014	Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$1,203.0	$2,485.8	$(1,282.8)	(52%)
Exchange service and storage revenues	249.7	202.6	47.1	23%
Transportation revenues	43.4	23.4	20.0	85%
Cost of sales and fuel	1,228.9	2,442.8	(1,213.9)	(50%)
Net margin	267.2	269.0	(1.8)	(1%)
Operating costs	82.2	65.1	17.1	26%
Depreciation and amortization	39.3	27.1	12.2	45%
Operating income	$145.7	$176.8	$(31.1)	(18%)
Equity in net earnings from investments	$7.0	$4.8	$2.2	46%
Capital expenditures	$73.5	$273.1	$(199.6)	(73%)

Crude prices declined sharply in the fourth quarter 2014 and remained relatively low during the first quarter 2015, which impacted NGL prices as NGL prices generally are linked to crude oil prices. These price decreases affected our NGL and condensate sales revenue and cost of sales and fuel.

In the first quarter 2014, we experienced increased propane demand and price, which impacted our results of operations for the three months ended March 31, 2014. In the fourth quarter 2013, we experienced high propane demand for crop drying and increased heating demand due to colder than normal weather that continued into the first quarter 2014. In response to increased demand, propane prices at the Mid-Continent market center at Conway, Kansas, increased significantly, compared with propane prices at the Gulf Coast market center at Mont Belvieu, Texas. To help meet the demand and capture the wider location price differentials between these two markets, we utilized our assets to deliver more propane into the Mid-Continent region from the Gulf Coast region. The price of propane in the Mid-Continent market and the wider location price differentials between the Mid-Continent and Gulf Coast market centers peaked in late January 2014 and returned to historical levels by the end of February 2014 as supply and demand balanced.

Net margin decreased for the three months ended March 31, 2015, compared with the same period in 2014, primarily as a result of the following:

•
a decrease of $73.3 million in optimization and marketing margins, which resulted from a $39.8 million decrease due primarily to significantly narrower NGL location price differentials; a $19.4 million decrease due primarily to narrower realized NGL product price differentials; and a $14.1 million decrease in marketing margins. These decreases relate primarily to the increased demand for propane we experienced during the first quarter 2014;

•	a decrease of $8.4 million resulting from ethane rejection, which impacted NGL volumes;

•	a decrease of $2.2 million due to higher operational measurement losses; and

•	a decrease of $1.3 million related to lower isomerization volumes, resulting from the narrower NGL product price differential between normal butane and iso-butane; offset partially by

•
an increase of $65.2 million in exchange-services margins, which resulted primarily from increased volumes from recently connected plants in the Williston Basin, Powder River Basin and Mid-Continent region, higher fees for exchange-services activities resulting from contract negotiations, and higher revenues from customers with minimum volume obligations; and

•
an increase of $18.8 million in transportation margins primarily from new volumes from the Permian Basin from the West Texas LPG system, which was acquired in November 2014. The impact of freeze-offs due to severely cold weather mitigated partially the first-quarter 2015 results on this system.

Operating costs increased for the three months ended March 31, 2015, compared with the same period in 2014, primarily as a result of the completion of our growth projects and acquisitions, and include the following:

•	an increase of $7.3 million due to higher outside services expenses associated primarily with scheduled maintenance and the growth of operations;

•	an increase of $5.4 million due to higher employee-related costs due primarily to higher labor and employee benefit costs; and

•	an increase of $4.7 million due to higher ad valorem taxes.

Depreciation and amortization expense increased for the three months ended March 31, 2015, compared with the same period in 2014, due to depreciation associated with completed capital projects, including acquisitions.

Equity in net earnings from investments increased for the three months ended March 31, 2015, compared with the same period in 2014, due primarily to higher volumes delivered to Overland Pass Pipeline from our Bakken NGL Pipeline.

Capital expenditures decreased for the three months ended March 31, 2015, compared with the same period in 2014, due primarily to the timing of expenditures for our growth projects discussed above.

Selected Operating Information - The following table sets forth selected operating information for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended
	March 31,
Operating Information	2015	2014
NGL sales (MBbl/d)	563	563
NGLs transported-gathering lines (MBbl/d) (a)	709	475
NGLs fractionated (MBbl/d) (b)	475	472
NGLs transported-distribution lines (MBbl/d) (a)	388	430
Average Conway-to-Mont Belvieu OPIS price differential - ethane in ethane/propane mix ($/gallon)	$0.01	$0.12
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.

NGLs fractionated increased for the three months ended March 31, 2015, compared with the same period in 2014, due primarily to volumes from recently connected plants in the Williston Basin and Mid-Continent region, offset partially by increased ethane rejection in the Mid-Continent and Rocky Mountain regions.

NGLs transported on gathering lines increased for the three months ended March 31, 2015, compared with the same period in 2014, due primarily to new volumes from the Permian Basin transported on the West Texas LPG system, which was acquired in November 2014, and increased volumes from recently connected plants in the Williston Basin, Powder River Basin and Mid-Continent region, offset partially by increased ethane rejection in the Mid-Continent and Rocky Mountain regions. NGLs transported on the West Texas LPG system were reduced by freeze-offs due to severely cold weather in the Permian Basin.

NGLs transported on distribution lines decreased for the three months ended March 31, 2015, compared with the same period in 2014, due primarily to lower volumes transported for our optimization business due to narrow location price differentials between the Conway and Mont Belvieu market centers in the first quarter 2015, compared with wider location price differentials in the first quarter 2014 related to the weather-related seasonal demand for propane, and increased ethane rejection during the first quarter 2015, offset partially by an increase in volumes delivered to Mont Belvieu for our fee-based contracts due to the completed Sterling III Pipeline, which was placed into service in March 2014.

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

•	Viking Gas Transmission, which is a bi-directional system, interconnects with a TransCanada Corporation pipeline near Emerson, Manitoba, and ANR Pipeline Company near Marshfield, Wisconsin;

•	Guardian Pipeline, which interconnects with several pipelines at the Chicago Hub near Joliet, Illinois, and with local natural gas distribution companies in Wisconsin; and

•	OkTex Pipeline, which has interconnects in Oklahoma, Texas and New Mexico.

Our intrastate natural gas pipeline assets in Oklahoma transport natural gas through the state and have access to the major natural gas producing formations, including the Cana-Woodford Shale, Woodford Shale, Springer Shale, Granite Wash, Stack, SCOOP and Mississippian Lime.  In Texas, our intrastate natural gas pipelines are connected to the major natural gas producing formations in the Texas Panhandle, including the Granite Wash formation and Delaware and Cline producing formations in the Permian Basin; and transport natural gas throughout the western portion of Texas, including the Waha Hub where other pipelines may be accessed for transportation to western markets, the Houston Ship Channel market to the east and the Mid-Continent market to the north. We also have access to the natural gas producing formations in south central Kansas.

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

Selected Financial Results - The following table sets forth certain selected financial results for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2015 vs. 2014
Financial Results	2015	2014	Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$67.7	$74.0	$(6.3)	(9%)
Storage revenues	12.9	23.4	(10.5)	(45%)
Natural gas sales and other revenues	2.9	7.4	(4.5)	(61%)
Cost of sales	14.4	11.3	3.1	27%
Net margin	69.1	93.5	(24.4)	(26%)
Operating costs	27.2	27.5	(0.3)	(1%)
Depreciation and amortization	10.8	10.8	—	—%
Gain (loss) on sale of assets	—	(0.1)	0.1	(100%)
Operating income	$31.1	$55.1	$(24.0)	(44%)
Equity in net earnings from investments	$19.7	$23.4	$(3.7)	(16%)
Capital expenditures	$9.6	$6.6	$3.0	45%
Cash paid for acquisitions	$—	$14.0	$(14.0)	(100%)

Net margin decreased for the three months ended March 31, 2015, compared with the same period in 2014, primarily as a result of the following:

•
a decrease of $13.6 million from lower short-term natural gas storage services due primarily to increased weather-related seasonal demand associated with severely cold weather in the first quarter 2014;

•	a decrease of $6.2 million from lower net retained fuel due to lower natural gas prices and lower natural gas volumes retained;

•
a decrease of $4.7 million due to decreased park-and-loan services on our interstate pipelines as a result of increased weather-related seasonal demand due to severely cold weather in the first quarter 2014; and

•	a decrease of $4.5 million due to lower storage revenues from lower contracted firm capacity; offset partially by

•	an increase of $4.2 million due to higher transportation revenues primarily from increased rates on intrastate pipelines and higher rates on Viking Gas Transmission Company.

Equity in net earnings from investments decreased for the three months ended March 31, 2015, compared with the same period in 2014, due primarily to decreased park-and-loan services on Northern Border Pipeline resulting from increased weather-related seasonal demand due to severely cold weather in the first quarter 2014.

Capital expenditures increased for the three months ended March 31, 2015, compared with the same period in 2014, due primarily to an increase in planned routine maintenance projects.

Selected Operating Information - The following table sets forth selected operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended
	March 31,
Operating Information (a)	2015	2014
Natural gas transportation capacity contracted (MDth/d)	5,939	5,866
Transportation capacity contracted	93%	93%
Average natural gas price
Mid-Continent region ($/MMBtu)	$2.62	$5.60
(a) - Includes volumes for consolidated entities only.

Our natural gas pipelines primarily serve end users, such as natural gas distribution and electric-generation companies that require natural gas to operate their businesses regardless of location price differentials.  The development of shale and other resource areas has continued to increase available natural gas supply resulting in narrower location and seasonal price differentials.  As additional supply is developed, we expect crude oil and natural gas producers to demand incremental services in the future to transport their production to market.  The abundance of shale gas supply and new regulations on emissions from coal-fired electric-generation plants may also increase the demand for our services from electric-generation companies as they convert to a natural gas fuel source.  Conversely, contracted capacity by certain customers that are focused on capturing location or seasonal price differentials may decrease in the future due to narrowing price differentials. Overall, we expect our fee-based earnings to remain relatively stable with growth in certain market areas as the development of shale and other resource areas continues.

In August 2014, Viking Gas Transmission Company filed a “Stipulation and Agreement in Resolutions of All Issues Concerning Adjustment in Rates of Viking Gas Transmission Company” (settlement) with the FERC. The settlement was approved on October 1, 2014, and became final on October 31, 2014. Rates under the settlement became effective January 1, 2015.

Northern Border Pipeline, in which we have a 50 percent interest, has contracted substantially all of its long-haul transportation capacity through March 2016.

Roadrunner Gas Transmission - In March 2015, we entered into a 50-50 joint venture named Roadrunner Gas Transmission with a subsidiary of Fermaca, a Mexico City-based natural gas infrastructure company, to construct a pipeline to transport natural gas from the Permian Basin in West Texas to the Mexican border near El Paso. The pipeline will connect with ONEOK Partners’ extensive existing natural gas pipeline and storage infrastructure in Texas and is expected to create a platform for future cross-border development opportunities. These integrated assets also are expected to provide markets in Mexico access to upstream supply basins in West Texas and the Mid-Continent region, which adds location and price diversity to their supply mix and supports Mexico’s national electric utility the CFE’s plan to replace fuel oil-based power plants with natural gas-fueled power plants, which are more economical and produces fewer GHG emissions.

Roadrunner was fully subscribed in its initial design through an open season process held in December 2014. Precedent agreements representing the initial design capacity have been executed with the CFE and a Fermaca subsidiary. All transportation agreements will be firm and will have a term of 25 years. Additional capacity could become available through future expansions depending on the demands of the market.

The project will be constructed in phases. The first phase of the pipeline project for 170 MMcf/d of available capacity is expected to be completed by the first quarter 2016. The second phase, which will increase the pipeline’s available capacity to 570 MMcf/d, is expected to be completed in the first quarter 2017. The third and final phase of the project is expected to be completed in 2019 and will increase available capacity on the pipeline to 640 MMcf/d. ONEOK Partners will manage the construction of the project and will be the operator of the pipeline upon its completion. The estimated total cost of the project is approximately $450 million to $500 million. We expect to make equity contributions of approximately $50 million in 2015.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure of the Partnership’s financial performance. Adjusted EBITDA is defined as net income adjusted for interest expense, depreciation and amortization, impairment charges, income taxes and allowance for equity funds used during construction and other noncash items. We believe this non-GAAP financial measure is useful to investors because it is used by many companies in our industry as a measurement of financial performance and is commonly employed by financial analysts and others to evaluate our financial performance and to compare our financial performance with the performance of other publicly traded partnerships within our industry. Management also uses Adjusted EBITDA to evaluate the performance of the partnership as a whole. Adjusted EBITDA should not be considered an alternative to net income, earnings per unit or any other measure of financial performance presented in accordance with GAAP. Additionally, this calculation may not be comparable with similarly titled measures of other companies.

A reconciliation of Adjusted EBITDA for the three months ended March 31, 2015 and 2014, to net income, which is the nearest comparable GAAP financial measure, is as follows:

	Three Months Ended
	March 31,
(Unaudited)	2015	2014
Reconciliation of Net Income to Adjusted EBITDA	(Thousands of dollars)
Net income	$147,032	$265,468
Interest expense	80,709	68,276
Depreciation and amortization	85,847	66,735
Income taxes	2,760	4,181
Allowance for equity funds used during construction and other non-cash items	7,950	(10,971)
Adjusted EBITDA	$324,298	$393,689

Adjusted EBITDA decreased for the three months ended March 31, 2015, compared with the same period in 2014, due primarily to decreases in operating income, which are discussed in “Financial Results and Operating Information.”

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

While our net margin is primarily derived from fee-based contracts, a portion of our net margin is dependent upon the prevailing and future prices for NGLs, crude oil and natural gas. Commodity prices are dependent on numerous factors beyond our control, such as overall crude oil and natural gas supply and demand, and inventories in relevant markets, economic conditions, the domestic and global political environments, regulatory developments and competition from other energy sources. Commodity prices historically have been volatile and may be subject to significant fluctuations in the future. For example, WTI crude oil prices declined to less than $50.00 per barrel in early 2015, compared with approximately $100.00 in the first quarter 2014. NYMEX natural gas prices also declined to less than $3.00 per MMBtu in the first quarter 2015, compared with approximately $5.00 per MMBtu in the first quarter 2014, which was influenced by unusually high weather-related seasonal demand due to severely cold weather. OPIS Conway propane prices averaged less than $0.50 per gallon in the first quarter 2015, compared with prices averaging more than $1.50 per gallon in the first quarter 2014 also resulting from unusually high weather-related seasonal demand due to severely cold weather.

We use hedges to partially mitigate our near-term sensitivity to fluctuations in the natural gas, crude oil and NGL prices received for our equity volumes. As of April 2015, we had hedged 79 percent, 59 percent and 75 percent of our expected nine months ending December 31, 2015, equity natural gas, NGL and condensate volumes, respectively, and 20 percent, 6 percent and 20 percent of our year ending December 31, 2016, equity natural gas, NGL and condensate volumes, respectively.

We expect the energy commodity price environment to remain depressed for at least the near term, including through the remainder of 2015. The current commodity price environment has caused crude oil and natural gas producers to reduce drilling for crude oil and natural gas, which we expect will continue to slow volume growth, or reduce the volumes of natural gas and NGLs delivered on to our systems. These conditions are expected to adversely impact our results of operations and cash flows. If the current energy commodity price environment persists for a prolonged period or declines further, it could have a material adverse effect on our financial position, results of operations and cash flows.

We continue to have access to the debt and equity markets, our commercial paper program and our Partnership Credit Agreement, which we expect to be adequate to fund short-term liquidity needs. In the first quarter 2015, we increased the capacity of our Partnership Credit Agreement to an aggregate of $2.4 billion from $1.7 billion. We also increased the size of our commercial paper program to $2.4 billion from $1.7 billion during the first quarter 2015.

If the low commodity prices persist throughout 2015, we expect it to have an adverse impact on our volumes and margins. We are responding by aligning our operating costs and capital-growth projects with the needs of crude oil and natural gas producers, which includes suspending, reducing or eliminating certain capital-growth projects, limiting increases of distributions to our limited partners and negotiating various contract enhancements. We continue to seek opportunities to convert our POP contracts to fee-based contracts or increase the fee component in our POP contracts.

Our ability to continue to access capital markets for debt and equity financing under reasonable terms depends on our financial condition, credit ratings and market conditions. The decline in commodity prices and reductions in our volume growth outlook have resulted in a decrease in our common unit price, which is expected to increase our debt and equity financing costs. While lower commodity prices and industry uncertainty may result in increased financing costs, we believe we have sufficient access to the financial resources and liquidity necessary to meet our requirements for working capital, debt service payments and capital expenditures.

In the first three months of 2015, we utilized cash from operations, our commercial paper program, our March 2015 senior notes offering and our “at-the-market” equity program to fund our short-term liquidity needs and capital projects. See discussion under “Short-term Liquidity” and “Long-term Financing” for more information.

Capital Structure - The following table sets forth our capitalization structure at the dates indicated:

	March 31,	December 31,
	2015	2014
Long-term debt	53%	50%
Equity	47%	50%
Debt (including notes payable)	56%	54%
Equity	44%	46%

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
Short-term Liquidity - Our principal sources of short-term liquidity consist of cash generated from operating activities, distributions received from our equity method investments and proceeds from our commercial paper program and our “at-the-market” equity program. To the extent commercial paper is unavailable, our Partnership Credit Agreement may be used.

The total amount of short-term borrowings authorized by our general partner’s Board of Directors is $2.5 billion.  At March 31, 2015, we had $825.5 million in commercial paper outstanding, $14.0 million in letters of credit issued and no borrowings outstanding under our Partnership Credit Agreement.  At March 31, 2015, we had approximately $90.5 million of cash and cash equivalents and approximately $1.6 billion of credit available under the Partnership Credit Agreement.  At March 31, 2015, we could have issued $1.8 billion of short- and long-term debt to meet our liquidity needs under the most restrictive provisions contained in our various borrowing agreements.

Our Partnership Credit Agreement, which is scheduled to expire in January 2019, is a $2.4 billion revolving credit facility and includes a $100 million sublimit for the issuance of standby letters of credit and a $150 million swingline sublimit. Our Partnership Credit Agreement is available for general partnership purposes. During the first quarter 2015, we increased the size of our Partnership Credit Agreement and commercial paper program each to $2.4 billion from $1.7 billion. Amounts outstanding under our commercial paper program reduce the borrowing capacity under our Partnership Credit Agreement.

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

Our Partnership Credit Agreement contains financial, operational and legal covenants.  Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our Partnership Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1.  If we consummate one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter in which the acquisition was completed and the two following quarters.  As a result of the West Texas LPG acquisition we completed in the fourth quarter 2014, the allowable ratio of indebtedness to adjusted EBITDA increased to 5.5 to 1 through the second quarter 2015. If we were to breach certain covenants in our Partnership Credit Agreement, amounts outstanding under our Partnership Credit Agreement, if any, may become due and payable immediately.  At March 31, 2015, our ratio of indebtedness to adjusted EBITDA was 4.5 to 1, and we were in compliance with all covenants under our Partnership Credit Agreement.

Borrowings under our Partnership Credit Agreement and our senior notes are nonrecourse to ONEOK, and ONEOK does not guarantee our debt, commercial paper or other similar commitments.

Long-term Financing - In addition to our principal sources of short-term liquidity discussed above, we expect to fund our longer-term cash requirements by issuing common units or long-term notes.  Other options to obtain financing include, but are not limited to, issuance of convertible debt securities and asset securitization, and the sale and lease-back of facilities.

Our ability to obtain financing is subject to changes in the debt and equity markets, and there is no assurance we will be able or willing to access the public or private markets in the future. We may choose to meet our cash requirements by utilizing some combination of cash flows from operations, borrowing under our commercial paper program or our Partnership Credit Agreement, altering the timing of controllable expenditures, restricting future acquisitions and capital projects, or pursuing other debt or equity financing alternatives. Some of these alternatives could result in higher costs or negatively affect our credit ratings, among other factors. Based on our investment-grade credit ratings, general financial condition and expectations regarding our future earnings and projected cash flows, we believe that we will be able to meet our cash requirements and maintain investment-grade credit ratings.

Debt Issuance - In March 2015, we completed an underwritten public offering of $800 million of senior notes, consisting of $300 million, 3.8 percent senior notes due 2020 and $500 million, 4.9 percent senior notes due 2025. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were approximately $792.3 million. We used the proceeds to repay amounts outstanding under our commercial paper program and for general partnership purposes.

Debt Maturity - Our $650.0 million, 3.25 percent senior notes mature on February 1, 2016. The carrying amount of these notes is reflected in current portion of long-term debt on our Consolidated Balance Sheet as of March 31, 2015. We expect to refinance this debt.

Equity Issuances - We have an “at-the-market” equity program for the offer and sale from time to time of our common units, up to an aggregate amount of $650 million. The program allows us to offer and sell our common units at prices we deem appropriate through a sales agent. Sales of common units are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common units under the program. At March 31, 2015, we had approximately $443 million of registered common units available for issuance under our “at-the-market” equity program.

During the three months ended March 31, 2015, we sold approximately 1.7 million common units through our “at-the-market” equity program. The gross proceeds, including ONEOK Partners GP’s contribution to maintain its 2 percent general partner interest in us, were approximately $72.3 million. Net cash proceeds, after deducting agent commissions and other related costs, were approximately $71.6 million, which were used for general partnership purposes.

As a result of these transactions, ONEOK’s aggregate ownership interest in us decreased to 37.6 percent at March 31, 2015, from 37.8 percent at December 31, 2014.

During the three months ended March 31, 2014, we sold approximately 1.1 million common units through our “at-the-market” equity program. The gross proceeds, including ONEOK Partners GP’s contribution to maintain its 2 percent general partner interest in us, were approximately $58.1 million. Net cash proceeds, after deducting agent commissions and other related costs, were approximately $56.5 million, which were used for general partnership purposes.

Interest-rate Swaps - We have entered into forward-starting interest-rate swaps to hedge the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. Upon our debt issuance in March 2015, we paid $55.1 million to settle $500 million of our interest-rate swaps. At March 31, 2015, we had forward-starting interest-rate swaps with notional amounts totaling $400 million that were designated as cash flow hedges and have settlement dates greater than 12 months.

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

Capital expenditures were $343.0 million and $403.0 million for the three months ended March 31, 2015 and 2014, respectively.

The following table summarizes our 2015 projected growth and maintenance capital expenditures, excluding acquisitions, contributions to our equity-method investments, and AFUDC:

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

In the normal course of business, our counterparties provide us with secured and unsecured credit.  In the event of a downgrade in our credit ratings or a significant change in our counterparties’ evaluation of our creditworthiness, we could be required to provide additional collateral in the form of cash, letters of credit or other negotiable instruments as a condition of continuing to conduct business with such counterparties. We may be required to fund margin requirements with our counterparties with cash, letters of credit or other negotiable instruments. There were no financial derivative instruments with contingent features related to credit risk that were in a net liability position at March 31, 2015.

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

The following table sets forth cash distributions paid, including our general partner’s incentive distribution rights, during the periods indicated:

	Three Months Ended
	March 31,
	2015	2014
	(Millions of dollars)
Common unitholders	$142.9	$116.1
Class B unitholders	57.7	53.3
General partner	95.2	73.1
Noncontrolling interests	2.2	—
Total cash distributions paid	$298.0	$242.5

In the three months ended March 31, 2015 and 2014, cash distributions paid to our general partner included incentive distributions of $89.3 million and $68.3 million, respectively.

In April 2015, our general partner declared a cash distribution of $0.79 per unit ($3.16 per unit on an annualized basis) for the first quarter 2015, which will be paid on May 15, 2015, to unitholders of record at the close of business on April 30, 2015.

Additional information about our cash distributions is included in “Cash Distribution Policy” under Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, in our Annual Report.

Energy Commodity Prices - We are subject to commodity price volatility. Significant fluctuations in commodity prices will affect our overall liquidity due to the impact commodity price changes have on our cash flows from operating activities, including the impact on working capital for NGLs and natural gas held in storage, margin requirements and certain energy-related receivables. The decline in commodity prices and reductions in our volume growth outlook have contributed to a decrease in our unit price. While lower commodity prices and industry uncertainty may increase debt and equity financing costs, we expect to have sufficient liquidity to finance our announced capital growth projects. We believe that our available credit and cash and cash equivalents are adequate to meet liquidity requirements associated with commodity price volatility.  See Note C of the Notes to Consolidated Financial Statements and the discussion under Natural Gas Gathering and Processing’s “Commodity Price Risk” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Quarterly Report for information on our hedging activities.

CASH FLOW ANALYSIS

We use the indirect method to prepare our Consolidated Statements of Cash Flows.  Under this method, we reconcile net income to cash flows provided by operating activities by adjusting net income for those items that impact net income but do not result in actual cash receipts or payments during the period and for operating cash items that do not impact net income.  These reconciling items include depreciation and amortization, allowance for equity funds used during construction, gain or loss on sale of assets, deferred income taxes, equity in net earnings from investments, distributions received from unconsolidated affiliates, other amounts and changes in our assets and liabilities not classified as investing or financing activities.

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

			Variances
	Three Months Ended		2015 vs. 2014
	March 31,		Increase (Decrease)
	2015	2014
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$65.1	$459.2	$(394.1)
Investing activities	(333.0)	(412.8)	79.8
Financing activities	315.9	(65.5)	381.4
Change in cash and cash equivalents	48.0	(19.1)	67.1
Cash and cash equivalents at beginning of period	42.5	134.5	(92.0)
Cash and cash equivalents at end of period	$90.5	$115.4	$(24.9)

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

Cash flows from operating activities, before changes in operating assets and liabilities, were $232.8 million for the three months ended March 31, 2015, compared with $320.3 million for the same period in 2014.  The decrease is due primarily to a decrease in net margin attributable to lower commodity prices in 2015 and increases in operating costs and interest expense, as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities decreased operating cash flows $167.7 million for the three months ended March 31, 2015, compared with an increase of $138.9 million for the same period in 2014.  This change is due primarily to the change in accounts receivable and accounts payable resulting from the timing of receipt of cash from customers and payments to vendors and suppliers, which vary from period to period. In the first quarter 2015, we also paid $55.1 million to settle forward-starting interest-rate swaps in connection with our March 2015 debt offering.

Investing Cash Flows - Cash used in investing activities decreased to $333.0 million for the three months ended March 31, 2015, compared with $412.8 million for the same period in 2014, due primarily to the completion of growth projects in 2014 and the timing of capital expenditures for our growth projects in our Natural Gas Gathering and Processing and Natural Gas Liquids segments. We also had an acquisition in the first quarter 2014 in our Natural Gas Pipelines segment.

Financing Cash Flows - Cash provided by financing activities was $315.9 million for the three months ended March 31, 2015, compared with cash used in financing activities of $65.5 million for the three months ended March 31, 2014. The change is due primarily to our issuance of $800 million of senior notes in the first quarter 2015, offset partially by repayments of notes payable and increased distributions in the quarter.

REGULATORY, ENVIRONMENTAL AND SAFETY MATTERS

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

Additional information about environmental matters is included in Note K of the Notes to Consolidated Financial Statements in this Quarterly Report.

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

Air and Water Emissions - The Clean Air Act, the Clean Water Act, analogous state laws and/or regulations promulgated thereunder impose restrictions and controls regarding the discharge of pollutants into the air and water in the United States. Under the Clean Air Act, a federally enforceable operating permit is required for sources of significant air emissions. We may be required to incur certain capital expenditures for air pollution-control equipment in connection with obtaining or maintaining permits and approvals for sources of air emissions. The Clean Water Act imposes substantial potential liability for the removal of pollutants discharged to waters of the United States and remediation of waters affected by such discharge.

Federal, state and regional initiatives to measure and regulate GHG emissions are underway.  We monitor all relevant federal and state legislation to assess the potential impact on our operations.  The EPA’s Mandatory Greenhouse Gas Reporting Rule requires annual GHG emissions reporting from affected facilities and the carbon dioxide emission equivalents for the natural gas delivered by us and the emission equivalents for all NGLs produced by us as if all of these products were combusted, even if they are used otherwise.

Our 2014 total reported emissions were approximately 45.7 million metric tons of carbon dioxide equivalents. This total includes direct emissions from the combustion of fuel in our equipment, such as compressor engines and heaters, as well as carbon dioxide equivalents from natural gas and NGL products delivered to customers and produced as if all such fuel and NGL products were combusted. The additional cost to gather and report this emission data did not have, and we do not expect it to have, a material impact on our results of operations, financial position or cash flows.  In addition, Congress has considered, and may consider in the future, legislation to reduce GHG emissions, including carbon dioxide and methane. Likewise, the EPA may institute additional regulatory rule-making associated with GHG emissions from the oil and natural gas industry. At this time, no rule or legislation has been enacted that assesses any costs, fees or expenses on any of these emissions.

In April 2014, the EPA and the United States Army Corps of Engineers proposed a joint rule-making to redefine the definition of “Waters of the United States” under the Clean Water Act. The public comment period on the proposed rule-making has closed, and the publication of the final rule-making has not yet occurred. The impact of any such proposed regulatory actions on our projects, facilities and operations is unknown.

The EPA’s “Tailoring Rule” regulates GHG emissions at new or modified facilities that meet certain criteria. Affected facilities are required to review BACT, conduct air-quality analysis, impact analysis and public reviews with respect to such emissions.  At current emission threshold levels, this rule has had a minimal impact on our existing facilities. In addition, on June 23, 2014, the Supreme Court, in a case styled, Utility Air Regulatory Group v. EPA, 530 U.S. (2014), held that an industrial facility’s potential to emit GHG emissions alone cannot subject a facility to the permitting requirements for major stationary source provisions of the Clean Air Act. The decision invalidated the EPA’s current Triggering and Tailoring Rule for GHG Prevention of Significant Deterioration (PSD) and Title V requirements as applied to facilities considered major sources only for GHGs. However, the Supreme Court also ruled that to the extent a source pursues a capital project (new construction or expansion of existing facility), which otherwise subjects the source to major source PSD permitting for conventional criteria pollutants, the permitting authorities may impose BACT analysis and emission limits for GHGs from those sources.

In April 2015, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit), on remand from the Supreme Court, issued its further Order following the Supreme Court’s decision in Utility Air Regulatory Group v. EPA. The D.C. Circuit’s Order included the following: (1) it formally vacated EPA regulations implementing the Tailoring Rule to the extent that they require a stationary source to obtain a PSD or Title V permit based solely on the source’s GHG emissions; and (2) ordered EPA to consider whether any further revisions to its regulations are appropriate in light of the Supreme Court’s decision. We are in the process of evaluating the D.C. Circuit decision and will monitor the further EPA rule-makings to determine what, if any, impact it will have on our existing operations and the opportunities it creates for design decisions for new project applications.

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

Proposed amendments to the rule were published in March 2015. The EPA has indicated that further amendments may be issued in 2015. Based on the amendments, our understanding of pending stakeholder responses to the NSPS rule and the proposed rule-making, we do not anticipate a material impact to our anticipated capital, operations and maintenance costs resulting from compliance with the regulation. However, the EPA may issue additional responses, amendments and/or policy guidance on the final rule, which could alter our present expectations. Generally, the NSPS rule will require expenditures for updated emissions controls, monitoring and record-keeping requirements at affected facilities in the crude oil and natural gas industry. We do not expect these expenditures will have a material impact on our results of operations, financial position or cash flows.

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

Chemical Site Security - The United States Department of Homeland Security (Homeland Security) released the Chemical Facility Anti-Terrorism Standards in 2007 and the new final rule associated with these regulations was issued in December 2014. We provided information regarding our chemicals via Top-Screens submitted to Homeland Security, and our facilities subsequently were assigned one of four risk-based tiers ranging from high (Tier 1) to low (Tier 4) risk, or not tiered at all due to low risk.  To date, four of our facilities have been given a Tier 4 rating.  Facilities receiving a Tier 4 rating are required to complete Site Security Plans and possible physical security enhancements.  We do not expect the Site Security Plans and possible security enhancement costs to have a material impact on our results of operations, financial position or cash flows.

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

Information about our estimates and critical accounting policies is included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Estimates and Critical Accounting Policies,” in our Annual Report.

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

•	the risk that material weaknesses or significant deficiencies in our internal controls over financial reporting could emerge or that minor problems could become significant;

•	the impact and outcome of pending and future litigation;

•	the ability to market pipeline capacity on favorable terms, including the effects of:
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

•
our ability to acquire all necessary permits, consents or other approvals in a timely manner, to promptly obtain all necessary materials and supplies required for construction, and to construct gathering, processing, storage, fractionation and transportation facilities without labor or contractor problems;

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

INTEREST-RATE RISK

We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps.  Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. At March 31, 2015, and December 31, 2014, we had forward-starting interest-rate swaps with notional amounts totaling $400 million and $900 million, respectively, that have been designated as cash flow hedges of the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. Future issuances of long-term debt could be impacted by increases in interest rates, which could result in higher interest costs. At March 31, 2015, we had no derivative assets and derivative liabilities of $9.9 million related to these interest-rate swaps. At December 31, 2014, we had derivative assets of $2.3 million and derivative liabilities of $44.8 million related to these interest-rate swaps.

COUNTERPARTY CREDIT RISK

We assess the creditworthiness of our counterparties on an ongoing basis and require security, including prepayments and other forms of collateral, when appropriate. We are not exposed to material credit risk with exploration and production customers under POP contracts in our Natural Gas Gathering and Processing segment due to the nature of the POP contracts whereby we receive proceeds from the sale of commodities and remit a portion of those proceeds back to the crude oil and natural gas producers. Certain of our counterparties to our Natural Gas Gathering and Processing segment’s natural gas sales, our Natural Gas Liquids segment’s marketing activities and our Natural Gas Pipelines segment’s storage activities may be impacted by the depressed commodity price environment and could experience financial problems, which could result in nonpayment and/or nonperformance, which could adversely impact our results of operations. The majority of our Natural Gas Liquids segment’s and Natural Gas Pipeline segment’s pipeline tariffs provide us the ability to require security from shippers. Our remaining customers are primarily large local distribution, power generation and petrochemical companies.

ITEM 4.	CONTROLS AND PROCEDURES

Quarterly Evaluation of Disclosure Controls and Procedures - The Chief Executive Officer (Principal Executive Officer) and the Chief Financial Officer (Principal Financial Officer) of ONEOK Partners GP, our general partner, who are the equivalent of our principal executive and principal financial officers, respectively, have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report based on the evaluation of the controls and procedures required by Rule 13a-15(b) of the Exchange Act.

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.1
Indenture, dated September 25, 2006, among ONEOK Partners, L.P. and Wells Fargo Bank, N.A., as trustee
(incorporated by reference to Exhibit 4.1 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed on
September 26, 2006).

4.2
Thirteenth Supplemental Indenture, dated March 20, 2015, among ONEOK Partners, L.P., ONEOK Partners
Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 3.80% Senior
Notes due 2020 (incorporated by reference from Exhibit 4.2 to ONEOK Partners, L.P.’s Current Report on
Form 8-K filed on March 20, 2015 (File No. 1-12202)).

4.3
Fourteenth Supplemental Indenture, dated March 20, 2015, among ONEOK Partners, L.P., ONEOK Partners
Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 4.90% Senior
Notes due 2025 (incorporated by reference from Exhibit 4.3 to ONEOK Partners, L.P.’s Current Report on
Form 8-K filed on March 20, 2015 (File No. 1-12202)).

10.1
Increase and Joinder Agreement, dated March 10, 2015, among ONEOK Partners, L.P., Citibank, N.A., as administrative agent, and the other lenders parties thereto (incorporated by reference from Exhibit 10.1 to
ONEOK Partners, L.P.’s Current Report on Form 8-K filed on March 10, 2015 (File No. 1-12202)).

10.2
Underwriting Agreement, dated March 17, 2015, among ONEOK Partners, L.P. and ONEOK Partners
Intermediate Limited Partnership and J.P. Morgan Securities LLC, Deutsche Bank Securities Inc., Mitsubishi
UFJ Securities (USA), Inc. and U.S. Bancorp Investments, Inc., as representatives of the several underwriters named therein (incorporated by reference from Exhibit 1.1 to ONEOK Partners, L.P.’s Current
Report on Form 8-K filed on March 19, 2015 (File No. 1-12202)).

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

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three months ended March 31, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014; (iv) Consolidated Balance Sheets at March 31, 2015, and December 31, 2014; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; (vi) Consolidated Statement of Changes in Equity for the three months ended March 31, 2015; and (vii) Notes to Consolidated Financial Statements.  We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

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

ONEOK Partners, L.P.
	By:	ONEOK Partners GP, L.L.C., its General Partner

Date: May 6, 2015		By:	/s/ Derek S. Reiners
Derek S. Reiners
Senior Vice President,
Chief Financial Officer and Treasurer
(Signing on behalf of the Registrant)