Form 10-Q
period 2015-06-30
ONEOK Partners LP
filed 2015-08-05
CIK 909281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2015
Common units	187,978,848 units
Class B units	72,988,252 units

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

We also make available on our website the Interactive Data Files required to be submitted and posted pursuant to Rule 405 of Regulation S-T.

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

AFUDC	Allowance for funds used during construction

Annual Report	Annual Report on Form 10-K for the year ended December 31, 2014

ASU	Accounting Standards Update

Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons

Bbl/d	Barrels per day

BBtu/d	Billion British thermal units per day

Bcf	Billion cubic feet

Bcf/d	Billion cubic feet per day

Btu	British thermal units, a measure of the amount of heat required to raise the temperature of one pound of water one degree Fahrenheit

CFTC	U.S. Commodity Futures Trading Commission

Clean Air Act	Federal Clean Air Act, as amended

Clean Water Act	Federal Water Pollution Control Act Amendments of 1972, as amended

DOT	United States Department of Transportation

EBITDA	Earnings before interest expense, income taxes, depreciation and amortization

EPA	United States Environmental Protection Agency

Exchange Act	Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

GAAP	Accounting principles generally accepted in the United States of America

GHG	Greenhouse gas

Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of
ONEOK Partners, L.P.

LIBOR	London Interbank Offered Rate

MBbl/d	Thousand barrels per day

MDth/d	Thousand dekatherms per day

MMBbl	Million barrels

MMBtu	Million British thermal units

MMcf/d	Million cubic feet per day

Moody’s	Moody’s Investors Service, Inc.

Natural Gas Policy Act	Natural Gas Policy Act of 1978, as amended

NGL(s)	Natural gas liquid(s)

NGL products	Marketable natural gas liquids purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline

NYMEX	New York Mercantile Exchange

NYSE	New York Stock Exchange

ONE Gas	ONE Gas, Inc.

ONEOK	ONEOK, Inc.

ONEOK Partners GP	ONEOK Partners GP, L.L.C., a wholly owned subsidiary of ONEOK and the sole general partner of ONEOK Partners

OPIS	Oil Price Information Service

Partnership Agreement	Third Amended and Restated Agreement of Limited Partnership of ONEOK
Partners, L.P., as amended

Partnership Credit Agreement	The Partnership’s $2.4 billion Amended and Restated Revolving Credit Agreement dated January 31, 2014, as amended

PHMSA	United States Department of Transportation Pipeline and Hazardous Materials
Safety Administration

POP	Percent of Proceeds

Quarterly Report(s)	Quarterly Report(s) on Form 10-Q

S&P	Standard & Poor’s Ratings Services

SCOOP	South Central Oklahoma Oil Province

SEC	Securities and Exchange Commission

West Texas LPG	West Texas LPG Pipeline Limited Partnership and Mesquite Pipeline

WTI	West Texas Intermediate

XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2015	2014	2015	2014
	(Thousands of dollars, except per unit amounts)
Revenues
Commodity sales	$1,722,254	$2,715,109	$3,157,970	$5,521,838
Services	405,253	350,626	774,296	706,200
Total revenues	2,127,507	3,065,735	3,932,266	6,228,038
Cost of sales and fuel	1,603,093	2,571,402	2,946,957	5,224,071
Net margin	524,414	494,333	985,309	1,003,967
Operating expenses
Operations and maintenance	143,131	142,664	298,252	273,182
Depreciation and amortization	86,199	71,447	172,046	138,182
General taxes	23,481	17,981	46,519	37,646
Total operating expenses	252,811	232,092	516,817	449,010
Gain (loss) on sale of assets	122	(16)	116	(1)
Operating income	271,725	262,225	468,608	554,956
Equity in net earnings from investments (Note I)	30,040	25,435	60,961	59,094
Allowance for equity funds used during construction	742	1,253	1,541	12,224
Other income	24	3,189	2,547	4,522
Other expense	(1,953)	(1,389)	(2,578)	(2,158)
Interest expense (net of capitalized interest of $9,927, $11,375, $17,157 and $27,143, respectively)	(86,492)	(73,008)	(167,201)	(141,284)
Income before income taxes	214,086	217,705	363,878	487,354
Income taxes	(2,476)	(3,194)	(5,236)	(7,375)
Net income	211,610	214,511	358,642	479,979
Less: Net income attributable to noncontrolling interests	1,840	77	3,278	153
Net income attributable to ONEOK Partners, L.P.	$209,770	$214,434	$355,364	$479,826
Limited partners’ interest in net income:
Net income attributable to ONEOK Partners, L.P.	$209,770	$214,434	$355,364	$479,826
General partner’s interest in net income	(95,989)	(84,669)	(188,790)	(161,901)
Limited partners’ interest in net income	$113,781	$129,765	$166,574	$317,925
Limited partners’ net income per unit, basic and diluted (Note H)	$0.44	$0.54	$0.65	$1.35
Number of units used in computation (thousands)	257,179	240,503	255,627	236,361
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2015	2014	2015	2014
	(Thousands of dollars)
Net income	$211,610	$214,511	$358,642	$479,979
Other comprehensive income (loss)
Unrealized gains (losses) on risk-management assets/liabilities	17,981	(32,515)	5,424	(88,970)
Realized (gains) losses recognized in net income	(13,358)	7,834	(24,691)	36,842
Total other comprehensive income (loss)	4,623	(24,681)	(19,267)	(52,128)
Comprehensive income	216,233	189,830	339,375	427,851
Less: Comprehensive income attributable to noncontrolling interests	1,840	77	3,278	153
Comprehensive income attributable to ONEOK Partners, L.P.	$214,393	$189,753	$336,097	$427,698
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
(Unaudited)	2015	2014
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$53,125	$42,530
Accounts receivable, net	683,674	735,830
Affiliate receivables	1,790	8,553
Natural gas and natural gas liquids in storage	150,137	134,134
Commodity imbalances	31,246	64,788
Materials and supplies	60,505	55,833
Other current assets	56,811	44,385
Total current assets	1,037,288	1,086,053
Property, plant and equipment
Property, plant and equipment	13,949,876	13,377,617
Accumulated depreciation and amortization	1,995,905	1,842,084
Net property, plant and equipment	11,953,971	11,535,533
Investments and other assets
Investments in unconsolidated affiliates	1,146,407	1,132,653
Goodwill and intangible assets	830,827	822,358
Other assets	28,160	23,803
Total investments and other assets	2,005,394	1,978,814
Total assets	$14,996,653	$14,600,400
Liabilities and equity
Current liabilities
Current maturities of long-term debt (Note E)	$657,650	$7,650
Notes payable (Note D)	870,484	1,055,296
Accounts payable	687,321	874,692
Affiliate payables	28,304	36,106
Commodity imbalances	91,605	104,650
Accrued interest	102,196	91,990
Other current liabilities	127,067	165,672
Total current liabilities	2,564,627	2,336,056
Long-term debt, excluding current maturities	6,145,972	6,004,232
Deferred credits and other liabilities	146,320	141,337
Commitments and contingencies (Note K)
Equity (Note F)
ONEOK Partners, L.P. partners’ equity:
General partner	215,351	211,914
Common units: 187,978,848 and 180,826,973 units issued and outstanding at June 30, 2015, and December 31, 2014, respectively	4,562,203	4,456,372
Class B units: 72,988,252 units issued and outstanding at June 30, 2015, and December 31, 2014	1,306,711	1,374,375
Accumulated other comprehensive loss (Note G)	(111,090)	(91,823)
Total ONEOK Partners, L.P. partners’ equity	5,973,175	5,950,838
Noncontrolling interests in consolidated subsidiaries	166,559	167,937
Total equity	6,139,734	6,118,775
Total liabilities and equity	$14,996,653	$14,600,400
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended
	June 30,
(Unaudited)	2015	2014
	(Thousands of dollars)
Operating activities
Net income	$358,642	$479,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	172,046	138,182
Allowance for equity funds used during construction	(1,541)	(12,224)
Loss (gain) on sale of assets	(116)	1
Deferred income taxes	3,983	3,402
Equity in net earnings from investments	(60,961)	(59,094)
Distributions received from unconsolidated affiliates	61,969	61,200
Changes in assets and liabilities:
Accounts receivable	51,062	23,674
Affiliate receivables	6,763	845
Natural gas and natural gas liquids in storage	(16,003)	(146,830)
Accounts payable	(126,645)	68,045
Affiliate payables	(7,802)	(7,678)
Commodity imbalances, net	20,497	(18,710)
Accrued interest	10,206	(497)
Risk-management assets and liabilities	(66,298)	(12,200)
Other assets and liabilities, net	(25,535)	15,983
Cash provided by operating activities	380,267	534,078
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(628,396)	(792,414)
Cash paid for acquisitions	—	(14,000)
Contributions to unconsolidated affiliates	(33,222)	(1,063)
Distributions received from unconsolidated affiliates in excess of cumulative earnings	18,814	16,449
Proceeds from sale of assets	691	319
Other	(12,607)	—
Cash used in investing activities	(654,720)	(790,709)
Financing activities
Cash distributions:
General and limited partners	(593,435)	(493,049)
Noncontrolling interests	(4,694)	(181)
Borrowing (repayment) of notes payable, net	(184,812)	—
Issuance of long-term debt, net of discounts	798,896	—
Debt financing costs	(7,850)	—
Repayment of long-term debt	(3,825)	(3,825)
Issuance of common units, net of issuance costs	275,098	878,765
Contribution from general partner	5,670	18,420
Cash provided by financing activities	285,048	400,130
Change in cash and cash equivalents	10,595	143,499
Cash and cash equivalents at beginning of period	42,530	134,530
Cash and cash equivalents at end of period	$53,125	$278,029
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	ONEOK Partners, L.P. Partners’ Equity
(Unaudited)	Common Units	Class B Units	General Partner	Common Units
	(Units)		(Thousands of dollars)
January 1, 2015	180,826,973	72,988,252	$211,914	$4,456,372
Net income	—	—	188,790	118,918
Other comprehensive income (loss) (Note G)	—	—	—	—
Issuance of common units (Note F)	7,151,875	—	—	273,991
Contribution from general partner (Note F)	—	—	5,684	—
Distributions paid (Note F)	—	—	(191,037)	(287,078)
Other	—	—	—	—
June 30, 2015	187,978,848	72,988,252	$215,351	$4,562,203
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Continued)
	ONEOK Partners, L.P. Partners’ Equity
(Unaudited)	Class B Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
January 1, 2015	$1,374,375	$(91,823)	$167,937	$6,118,775
Net income	47,656	—	3,278	358,642
Other comprehensive income (loss) (Note G)	—	(19,267)	—	(19,267)
Issuance of common units (Note F)	—	—	—	273,991
Contribution from general partner (Note F)	—	—	—	5,684
Distributions paid (Note F)	(115,320)	—	(4,694)	(598,129)
Other	—	—	38	38
June 30, 2015	$1,306,711	$(111,090)	$166,559	$6,139,734

ONEOK PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In November 2014, we completed the acquisition of an 80 percent interest in the West Texas LPG Pipeline Limited Partnership and a 100 percent interest in the Mesquite Pipeline for approximately $800 million from affiliates of Chevron Corporation. We accounted for this acquisition as a business combination that, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition-date fair values. Our consolidated balance sheets as of June 30, 2015, and December 31, 2014, reflect the preliminary purchase price allocation based on available information, which is subject to customary adjustments, including working capital. We are reviewing the valuation to determine the final purchase price allocation. See Note B in the Notes to Consolidated Financial Statements in our Annual Report for additional information on this acquisition.

Recently Issued Accounting Standards Update - In March 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for public companies for fiscal years beginning after December 15, 2015, with early adoption permitted. We elected to adopt this guidance early beginning in the second quarter 2015. Retrospective adjustment of prior periods presented is required. Therefore, the December 31, 2014, balance sheet has been recast to reclassify $34.1 million of debt issuance costs from other assets to long-term debt. The impact of adopting this guidance was not material.

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

In April 2015, the FASB issued ASU 2015-05, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which clarifies whether a cloud computing arrangement includes a software license. If it does, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses; if not, the customer should not account for the arrangement as a service contract. This guidance is effective for public companies for fiscal years beginning after December 15, 2015. Early adoption is permitted. We expect to adopt this guidance in the first quarter 2016, and we do not expect it to materially impact us.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which eliminates the presumption that a general partner should consolidate a limited partnership. It also modifies the evaluation of whether limited partnerships are variable interest entities or voting interest entities and adds requirements that limited partnerships must meet to qualify as voting interest entities. This guidance is effective for public companies for fiscal years beginning after December 15, 2015. We expect to adopt this guidance in the first quarter 2016, and we are evaluating the impact on us.

In August 2014, the FASB issued ASU 2014-15, “Going Concern,” which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The standard applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We expect to adopt this guidance beginning in the first quarter 2016, and we do not expect it to materially impact us.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which outlines the principles an entity must apply to measure and recognize revenue for entities that enter into contracts to provide goods or services to their customers. The core principle is that an entity should recognize revenue at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to a customer. The amendment also requires more extensive disaggregated revenue disclosures in interim and annual financial statements. In July 2015, the FASB announced it has deferred the effective date by one year. This update is now effective for interim and annual periods that begin after December 15, 2017, with either retrospective application for all periods presented or retrospective application with a cumulative effect adjustment. We expect to adopt this guidance beginning in the first quarter 2018, and we are evaluating the impact on us.

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

While many of the contracts in our portfolio are executed in liquid markets where price transparency exists, some contracts are executed in markets for which market prices may exist, but the market may be relatively inactive.  This results in limited price transparency that requires management’s judgment and assumptions to estimate fair values.  For certain transactions, we utilize modeling techniques using NYMEX-settled pricing data and implied forward LIBOR curves.  Inputs into our fair value estimates include commodity-exchange prices, over-the-counter quotes, historical correlations of pricing data, data obtained from third-party pricing services and LIBOR and other liquid money-market instrument rates.  We validate our valuation inputs with third-party information and settlement prices from other sources, where available.

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

Fair Value Hierarchy - At each balance sheet date, we utilize a fair value hierarchy to classify fair value amounts recognized or disclosed in our financial statements based on the observability of inputs used to estimate such fair value. The levels of the hierarchy are described below:

•
Level 1 - fair value measurements are based on unadjusted quoted prices for identical securities in active markets, including NYMEX-settled prices. These balances are comprised predominantly of exchange-traded derivative contracts for natural gas and crude oil.

•
Level 2 - fair value measurements are based on significant observable pricing inputs, such as NYMEX-settled prices for natural gas and crude oil, and financial models that utilize implied forward LIBOR yield curves for interest-rate swaps.

•
Level 3 - fair value measurements are based on inputs that may include one or more unobservable inputs, including natural gas basis and NGL price curves that incorporate observable and unobservable market data from broker quotes, third-party pricing services , market volatilities derived from the most recent NYMEX close spot prices and forward LIBOR curves, and adjustments for the credit risk of our counterparties. We corroborate the data on which our fair value estimates are based using our market knowledge of recent transactions, analysis of historical correlations and validation with independent broker quotes. These balances categorized as Level 3 are comprised of derivatives for natural gas and NGLs. We do not believe that our Level 3 fair value estimates have a material impact on our results of operations, as the majority of our derivatives are accounted for as hedges for which ineffectiveness has not been material.

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
Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for the periods indicated:

	June 30, 2015
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net (b)
	(Thousands of dollars)
Derivative assets
Commodity contracts
Financial contracts	$24,510	$—	$6,832	$31,342	$(12,867)	$18,475
Physical contracts	—	—	6,448	6,448	—	6,448
Interest-rate contracts	—	6,961	—	6,961	—	6,961
Total derivative assets	$24,510	$6,961	$13,280	$44,751	$(12,867)	$31,884
Derivative liabilities
Commodity contracts
Financial contracts	$(4,475)	$—	$(2,639)	$(7,114)	$7,114	$—
Physical contracts	—	—	(254)	(254)	—	(254)
Total derivative liabilities	$(4,475)	$—	$(2,893)	$(7,368)	$7,114	$(254)
(a) - Our derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis.  We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At June 30, 2015, we had $5.8 million of cash held from various counterparties and no cash collateral posted.
(b) - Included in other current assets, other assets, other current liabilities or deferred credits and other liabilities in our Consolidated Balance Sheets.

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
(a) - Our derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At December 31, 2014, we had $24.8 million of cash held from various counterparties and no cash collateral posted.
(b) - Included in other current assets, other assets or other current liabilities in our Consolidated Balance Sheets.

The following table sets forth a reconciliation of our Level 3 fair value measurements for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivative Assets (Liabilities)	2015	2014	2015	2014
	(Thousands of dollars)
Net assets (liabilities) at beginning of period	$7,040	$1,972	$9,285	$(782)
Total realized/unrealized gains (losses):
Included in earnings (a)	(159)	33	110	(895)
Included in other comprehensive income (loss)	3,506	(3,318)	992	(3,370)
Purchases, issuances and settlements	—	—	—	3,734
Net assets (liabilities) at end of period	$10,387	$(1,313)	$10,387	$(1,313)
(a) - Included in commodity sales revenues in our Consolidated Statements of Income.

Realized/unrealized gains (losses) include the realization of our derivative contracts through maturity. During the three and six months ended June 30, 2015 and 2014, gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the end of each reporting period were not material.

We recognize transfers into and out of the levels in the fair value hierarchy as of the end of each reporting period. During the three and six months ended June 30, 2015 and 2014, there were no transfers between levels.

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

The estimated fair value of the aggregate of our senior notes outstanding, including current maturities, was $7.0 billion and $6.4 billion at June 30, 2015, and December 31, 2014, respectively.  The book value of the aggregate of our senior notes outstanding, including current maturities, was $6.8 billion and $6.0 billion at June 30, 2015, and December 31, 2014, respectively.  The estimated fair value of the aggregate of our senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities.  The estimated fair value of our long-term debt is classified as Level 2.

C.	RISK-MANAGEMENT AND HEDGING ACTIVITIES USING DERIVATIVES

Risk-Management Activities - We are sensitive to changes in natural gas, crude oil and NGL prices, principally as a result of contractual terms under which these commodities are processed, purchased and sold.  We use physical-forward purchases and sales and financial derivatives to secure a certain price for a portion of our natural gas, condensate and NGL products; to reduce our exposure to interest-rate fluctuations; and to achieve more predictable cash flows.  We follow established policies and procedures to assess risk and approve, monitor and report our risk-management activities.  We have not used these instruments for trading purposes.  We are also subject to the risk of interest-rate fluctuation in the normal course of business.

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

We may also use other instruments including options or collars to mitigate commodity price risk. Options are contractual agreements that give the holder the right, but not the obligation, to buy or sell a fixed quantity of a commodity at a fixed price within a specified period of time. Options may either be standardized and exchange traded or customized and nonexchange traded. A collar is a combination of a purchased put option and a sold call option, which places a floor and a ceiling price for commodity sales being hedged.

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

In our Natural Gas Liquids segment, we are exposed to location price differential risk, primarily as a result of the relative value of NGL purchases at one location and sales at another location. We are also exposed to commodity price risk resulting from the relative values of the various NGL products to each other, NGLs in storage and the relative value of NGLs to natural gas. We utilize physical-forward contracts and commodity derivative financial instruments to reduce the impact of price fluctuations related to NGLs.

In our Natural Gas Pipelines segment, we are exposed to commodity price risk because our intrastate and interstate natural gas pipelines retain natural gas from our customers for operations or as part of our fee for services provided. When the amount of natural gas consumed in operations by these pipelines differs from the amount provided by our customers, our pipelines must buy or sell natural gas, or store or use natural gas from inventory, which can expose us to commodity price risk depending on the regulatory treatment for this activity. To the extent that commodity price risk in our Natural Gas Pipelines segment is not mitigated by fuel cost-recovery mechanisms, we use physical-forward sales or purchases to reduce the impact of price fluctuations related to natural gas. At June 30, 2015, and December 31, 2014, there were no financial derivative instruments with respect to our natural gas pipeline operations.

Interest-rate risk - We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. At December 31, 2014, we had forward-starting interest-rate swaps with notional amounts totaling $900 million that were designated as cash flow hedges of the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. Upon our debt issuance in March 2015, we settled $500 million of our interest-rate swaps and realized a loss of $55.1 million, which is included in accumulated other comprehensive loss and will be amortized to interest expense over the term of the related debt. At June 30, 2015, our remaining interest-rate swaps with notional amounts totaling $400 million have settlement dates greater than 12 months.

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

To reduce our exposure to fluctuations in natural gas, NGLs and condensate prices, we periodically enter into futures, forward purchases and sales, options or swap transactions in order to hedge anticipated purchases and sales of natural gas, NGLs and condensate. Interest-rate swaps are used from time to time to manage interest-rate risk. Under certain conditions, we designate our derivative instruments as a hedge of exposure to changes in fair values or cash flows. We formally document all relationships between hedging instruments and hedged items, as well as risk-management objectives and strategies for undertaking various hedge transactions, and methods for assessing and testing correlation and hedge ineffectiveness.  We specifically identify the forecasted transaction that has been designated as the hedged item in a cash flow hedge relationship.  We assess the effectiveness of hedging relationships quarterly by performing an effectiveness analysis on our fair value and cash flow hedging relationships to determine whether the hedge relationships are highly effective on a retrospective and prospective basis.  We also document our normal purchases and normal sales transactions that we expect to result in physical delivery and that we elect to exempt from derivative accounting treatment.

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

Fair Values of Derivative Instruments - See Note B for a discussion of the inputs associated with our fair value measurements. The following table sets forth the fair values of our derivative instruments for the periods indicated:

	June 30, 2015		December 31, 2014
	Assets (a)	(Liabilities) (a)	Assets (a)	(Liabilities) (a)
	(Thousands of dollars)
Derivatives designated as hedging instruments
Commodity contracts
Financial contracts	$30,656	$(6,779)	$43,234	$(1,137)
Physical contracts	6,448	(254)	9,922	—
Interest-rate contracts	6,961	—	2,288	(44,843)
Total derivatives designated as hedging instruments	44,065	(7,033)	55,444	(45,980)
Derivatives not designated as hedging instruments
Commodity contracts
Financial contracts	686	(335)	—	—
Physical contracts	—	—	—	(23)
Total derivatives not designated as hedging instruments	686	(335)	—	(23)
Total derivatives	$44,751	$(7,368)	$55,444	$(46,003)
(a) - Included on a net basis in other current assets, other assets, other current liabilities or deferred credits and other liabilities in our Consolidated Balance Sheets.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held for the periods indicated:

		June 30, 2015		December 31, 2014
	Contract Type	Purchased/ Payor	Sold/ Receiver	Purchased/ Payor	Sold/ Receiver
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Futures and swaps	—	(62.1)	—	(41.2)
- Crude oil and NGLs (MMBbl)	Futures, forwards and swaps	—	(4.9)	—	(0.5)
Basis
- Natural gas (Bcf)	Futures and swaps	—	(62.1)	—	(41.2)
Interest-rate contracts (Millions of dollars)	Forward-starting swaps	$400.0	$—	$900.0	$—
Derivatives not designated as hedging instruments:
Fixed price
- Crude oil and NGLs (MMBbl)	Futures, forwards and swaps	0.6	(0.6)	—	—

These notional amounts are used to summarize the volume of financial instruments; however, they do not reflect the extent to which the positions offset one another and, consequently, do not reflect our actual exposure to market or credit risk.

Cash Flow Hedges - At June 30, 2015, our Consolidated Balance Sheet reflected a net loss of $111.1 million in accumulated other comprehensive loss.  The portion of accumulated other comprehensive loss attributable to our commodity derivative financial instruments is an unrealized gain of $32.4 million, which will be realized within the next 18 months as the forecasted transactions affect earnings. If commodity prices remain at the current levels, we will realize $30.4 million in net gains over the next 12 months and $2.0 million in net gains thereafter.  The amount deferred in accumulated other comprehensive loss attributable to our settled interest-rate swaps is a loss of $149.2 million, which will be recognized over the life of the long-term, fixed-rate debt, including losses of $15.5 million, which will be reclassified into earnings during the next 12 months as the hedged items affect earnings. The remaining amounts in accumulated other comprehensive loss are attributable primarily to forward-starting interest-rate swaps with future settlement dates, which will be amortized to interest expense over the life of long-term, fixed-rate debt upon issuance of the debt.

The following table sets forth the unrealized effect of cash flow hedges recognized in other comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
Derivatives in Cash Flow Hedging Relationships	June 30,		June 30,
	2015	2014	2015	2014
	(Thousands of dollars)
Commodity contracts	$1,072	$(6,114)	$11,091	$(41,876)
Interest-rate contracts	16,909	(26,401)	(5,667)	(47,094)
Total unrealized gain (loss) recognized in other comprehensive income (loss) on derivatives (effective portion)	$17,981	$(32,515)	$5,424	$(88,970)

The following table sets forth the effect of cash flow hedges in our Consolidated Statements of Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Net Income (Effective Portion)	Three Months Ended		Six Months Ended
		June 30,		June 30,
		2015	2014	2015	2014
		(Thousands of dollars)
Commodity contracts	Commodity sales revenues	$17,078	$(5,187)	$31,250	$(31,606)
Interest-rate contracts	Interest expense	(3,720)	(2,647)	(6,559)	(5,236)
Total gain (loss) reclassified from accumulated other comprehensive income (loss) into net income on derivatives (effective portion)		$13,358	$(7,834)	$24,691	$(36,842)

Ineffectiveness related to our cash flow hedges was not material for the three and six months ended June 30, 2015 and 2014. In the event that it becomes probable that a forecasted transaction will not occur, we would discontinue cash flow hedge treatment, which would affect earnings.  There were no gains or losses due to the discontinuance of cash flow hedge treatment during the three and six months ended June 30, 2015 and 2014.

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

Some of our financial derivative instruments contain provisions that require us to maintain an investment-grade credit rating from S&P and/or Moody’s.  If our credit ratings on our senior unsecured long-term debt were to decline below investment grade, the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions. There were no financial derivative instruments with contingent features related to credit risk that were in a net liability position at June 30, 2015.

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

At June 30, 2015, the net credit exposure from our derivative assets is primarily with investment-grade companies in the financial services sector.

D.	CREDIT FACILITY AND SHORT-TERM NOTES PAYABLE

Partnership Credit Agreement - At June 30, 2015, we had $870.5 million of commercial paper outstanding, $14.0 million in letters of credit issued and no borrowings under our Partnership Credit Agreement.

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

Our Partnership Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in our credit rating. Under the terms of the Partnership Credit Agreement, based on our current credit ratings, borrowings, if any, will accrue at LIBOR plus 117.5 basis points, and the annual facility fee is 20 basis points. Our Partnership Credit Agreement is guaranteed fully and unconditionally by the Intermediate Partnership. Borrowings under our Partnership Credit Agreement are nonrecourse to ONEOK.

Our Partnership Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our Partnership Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1.  If we consummate one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter in which the acquisition was completed and the two following quarters.  As a result of the West Texas LPG acquisition we completed in the fourth quarter 2014, the allowable ratio of indebtedness to adjusted EBITDA increased to 5.5 to 1 through the second quarter 2015. If we were to breach certain covenants in our Partnership Credit Agreement, amounts outstanding under it, if any, may become due and payable immediately.  At June 30, 2015, our ratio of indebtedness to adjusted EBITDA was 4.5 to 1, and we were in compliance with all covenants under our Partnership Credit Agreement.

Neither we nor ONEOK guarantees the debt or other similar commitments of unaffiliated parties. ONEOK does not guarantee the debt, commercial paper or other similar commitments of ONEOK Partners, and ONEOK Partners does not guarantee the debt or other similar commitments of ONEOK.

E.	LONG-TERM DEBT

In March 2015, we completed an underwritten public offering of $800 million of senior notes, consisting of $300 million, 3.8 percent senior notes due 2020, and $500 million, 4.9 percent senior notes due 2025. The net proceeds, after deducting underwriting discounts, commissions and other expenses, were approximately $792.3 million. We used the proceeds to repay amounts outstanding under our commercial paper program and for general partnership purposes.

These notes are governed by an indenture, dated September 25, 2006, between us and Wells Fargo Bank, N.A., the trustee, as supplemented. The indenture does not limit the aggregate principal amount of debt securities that may be issued and provides that debt securities may be issued from time to time in one or more additional series. The indenture contains covenants including, among other provisions, limitations on our ability to place liens on our property or assets and to sell and lease back our property. The indenture includes an event of default upon acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of any of our outstanding senior notes to declare those notes immediately due and payable in full.

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

Our $650 million, 3.25 percent senior notes mature on February 1, 2016. The carrying amount of these notes is reflected in current portion of long-term debt in our Consolidated Balance Sheet as of June 30, 2015.

F.	EQUITY

ONEOK - ONEOK and its affiliates owned all of the Class B units, 19.8 million common units and the entire 2 percent general partner interest in us, which together constituted a 36.8 percent ownership interest in us at June 30, 2015.

Equity Issuances - We have an “at-the-market” equity program for the offer and sale from time to time of our common units, up to an aggregate amount of $650 million. The program allows us to offer and sell our common units at prices we deem appropriate through a sales agent. Sales of common units are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common units under the program. At June 30, 2015, we had approximately $238 million of registered common units available for issuance under our “at-the-market” equity program.

During the three months ended June 30, 2015, we sold approximately 5.5 million common units through our “at-the-market” equity program. The net proceeds, including ONEOK Partners GP’s contribution to maintain its 2 percent general partner interest in us, were approximately $208.1 million, which were used for general partnership purposes, including repayment of commercial paper borrowings.

During the six months ended June 30, 2015, we sold approximately 7.2 million common units through our “at-the-market” equity program. The net proceeds, including ONEOK Partners GP’s contribution to maintain its 2 percent general partner interest in us, were approximately $279.7 million, which were used for general partnership purposes, including repayment of commercial paper borrowings.

As a result of these transactions, ONEOK’s aggregate ownership interest in us decreased to 36.8 percent at June 30, 2015, from 37.8 percent at December 31, 2014.

In May 2014, we completed an underwritten public offering of approximately 13.9 million common units at a public offering price of $52.94 per common unit, generating net proceeds of approximately $714.5 million. In conjunction with this issuance, ONEOK Partners GP contributed approximately $15.0 million in order to maintain its 2 percent general partner interest in us. We used the proceeds for general partnership purposes, including capital expenditures and repayment of commercial paper borrowings.

During the three months ended June 30, 2014, we sold approximately 1.9 million common units through our “at-the-market” equity program. The net proceeds, including ONEOK Partners GP’s contribution to maintain its 2 percent general partner interest in us, were approximately $107.6 million, which were used for general partnership purposes.

During the six months ended June 30, 2014, we sold approximately 3.0 million common units through our “at-the-market” equity program. The net proceeds, including ONEOK Partners GP’s contribution to maintain its 2 percent general partner interest in us, were approximately $164.1 million, which were used for general partnership purposes.

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

Cash Distributions - In July 2015, our general partner declared a cash distribution of $0.79 per unit ($3.16 per unit on an annualized basis) for the second quarter 2015, which will be paid on August 14, 2015, to unitholders of record at the close of business on August 3, 2015.

The following table shows our distributions paid during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Thousands, except per unit amounts)
Distribution per unit	$0.79	$0.745	$1.58	$1.475

General partner distributions	$5,955	$5,011	$11,869	$9,860
Incentive distributions	89,889	71,911	179,168	140,166
Distributions to general partner	95,844	76,922	191,037	150,026
Limited partner distributions to ONEOK	73,302	69,125	146,604	136,862
Limited partner distributions to other unitholders	128,583	104,506	255,794	206,161
Total distributions paid	$297,729	$250,553	$593,435	$493,049

Distributions are declared and paid within 45 days of the completion of each quarter. The following table shows our distributions declared for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Thousands, except per unit amounts)
Distribution per unit	$0.79	$0.760	$1.58	$1.505

General partner distributions	$6,081	$5,501	$12,036	$10,512
Incentive distributions	91,794	80,381	181,683	152,292
Distributions to general partner	97,875	85,882	193,719	162,804
Limited partner distributions to ONEOK	73,302	70,519	146,604	139,646
Limited partner distributions to other unitholders	132,862	118,644	261,445	223,150
Total distributions declared	$304,039	$275,045	$601,768	$525,600

Noncontrolling Interest - In November 2014, we completed the acquisition of an 80 percent interest in the West Texas LPG Pipeline Limited Partnership (WTLPG). We consolidate WTLPG as we control the system. We have recorded noncontrolling interests in consolidated subsidiaries on our consolidated financial statements to recognize the portion of WTLPG that we do not own. Prior to November 2014, our noncontrolling interests in consolidated subsidiaries were not material.

The following table sets forth the changes in equity attributable to us and our noncontrolling interests, including other comprehensive income, net of tax, for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30, 2015			June 30, 2015
	ONEOK Partners, L.P. Partners’ Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity	ONEOK Partners, L.P. Partners’ Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
Beginning balance	$5,848,473	$167,129	$6,015,602	$5,950,838	$167,937	$6,118,775
Net income	209,770	1,840	211,610	355,364	3,278	358,642
Other comprehensive income (loss)	4,623	—	4,623	(19,267)	—	(19,267)
Issuance of common units	203,454	—	203,454	273,991	—	273,991
Contribution from general partner	4,584	—	4,584	5,684	—	5,684
Distributions paid	(297,729)	(2,448)	(300,177)	(593,435)	(4,694)	(598,129)
Other	—	38	38	—	38	38
Ending balance	$5,973,175	$166,559	$6,139,734	$5,973,175	$166,559	$6,139,734

G.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the balance in accumulated other comprehensive loss for the period indicated:

Accumulated Other Comprehensive Loss (a)
(Thousands of dollars)
January 1, 2015	$(91,823)
Other comprehensive loss before reclassifications	5,424
Amounts reclassified from accumulated other comprehensive loss	(24,691)
Net current-period other comprehensive loss attributable to ONEOK Partners	(19,267)
June 30, 2015	$(111,090)
(a) - All amounts are attributable to unrealized losses in risk-management assets/liabilities.

The following table sets forth the effect of reclassifications from accumulated other comprehensive income (loss) in our Consolidated Statements of Income for the periods indicated:

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Consolidated Statements of Income
	2015	2014	2015	2014
	(Thousands of dollars)
Unrealized (gains) losses on risk-management assets/liabilities
Commodity contracts	$(17,078)	$5,187	$(31,250)	$31,606	Commodity sales revenues
Interest-rate contracts	3,720	2,647	6,559	5,236	Interest expense
Total reclassifications for the period attributable to ONEOK Partners	$(13,358)	$7,834	$(24,691)	$36,842	Net income attributable to ONEOK Partners

H.	LIMITED PARTNERS’ NET INCOME PER UNIT

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

I.	UNCONSOLIDATED AFFILIATES

Equity in Net Earnings from Investments - The following table sets forth our equity in net earnings from investments for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Thousands of dollars)
Share of investee earnings
Northern Border Pipeline	$15,273	$15,877	$34,975	$39,286
Overland Pass Pipeline Company	9,623	4,121	16,510	8,852
Other	5,144	5,437	9,476	10,956
Equity in net earnings from investments	$30,040	$25,435	$60,961	$59,094

Unconsolidated Affiliates Financial Information - The following table sets forth summarized combined financial information of our unconsolidated affiliates for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Thousands of dollars)
Income Statement
Operating revenues	$125,738	$121,509	$255,319	$276,788
Operating expenses	$55,959	$51,870	$113,538	$123,549
Net income	$62,643	$60,878	$129,002	$139,551

Distributions paid to us	$41,354	$42,579	$80,783	$77,649

We incurred expenses in transactions with unconsolidated affiliates of $25.9 million and $14.3 million for the three months ended June 30, 2015 and 2014, respectively, and $45.8 million and $28.4 million for the six months ended June 30, 2015 and 2014, respectively, primarily related to Overland Pass Pipeline Company and Northern Border Pipeline Company. Accounts payable to our equity method investees at June 30, 2015, and December 31, 2014, were $10.1 million and $20.5 million, respectively.

Roadrunner Gas Transmission - In March 2015, we entered into a 50-50 joint venture named Roadrunner Gas Transmission (Roadrunner) with a subsidiary of Fermaca Infrastructure B.V. (Fermaca), a Mexico City-based natural gas infrastructure company, to construct a pipeline to transport natural gas from the Permian Basin in West Texas to the Mexican border near El Paso, Texas. During the second quarter 2015, we contributed approximately $33.2 million to Roadrunner.

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

The current commodity price environment has caused crude oil and natural gas producers to reduce drilling for crude oil and natural gas, which we expect will slow volume growth or reduce volumes of natural gas delivered to systems owned by our Powder River Basin equity method investments. A continued decline in volumes gathered in the coal-bed methane area of the Powder River Basin may reduce our ability to recover the carrying value of our equity investments in this area and could result in noncash charges to earnings. The net book value of our equity method investments in this dry natural gas area is $212.7 million, which includes $130.5 million of equity method goodwill.

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

ONEOK and its affiliates provide a variety of services to us under the Services Agreement, including cash management and financial services, employee benefits provided through ONEOK’s benefit plans, legal and administrative services, insurance and office space leased in ONEOK’s headquarters building and other field locations.  Where costs are incurred specifically on behalf of one of our affiliates, the costs are billed directly to us by ONEOK.  In other situations, the costs may be allocated to us through a variety of methods, depending upon the nature of the expense and activities. Beginning in the second quarter 2014, ONEOK allocates substantially all of its general overhead costs to us as a result of ONEOK’s separation of its natural gas distribution business and the wind down of its energy services business in the first quarter 2014.  For the first quarter 2014, it is not practicable to determine what these general overhead costs would have been on a stand-alone basis.  All costs directly charged or allocated to us are included in our Consolidated Statements of Income.

The following table sets forth the transactions with related parties for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Thousands of dollars)
Revenues	$—	$—	$—	$53,526
Expenses
Cost of sales and fuel	$—	$—	$—	$10,835
Operating expenses	86,741	78,705	176,269	155,951
Total expenses	$86,741	$78,705	$176,269	$166,786

ONEOK Partners GP made additional general partner contributions to us of approximately $5.7 million and $18.3 million during the six months ended June 30, 2015 and 2014, respectively, to maintain its 2 percent general partner interest in connection with the issuances of common units.  See Note F for additional information about cash distributions paid to ONEOK for its general partner and limited partner interests.

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

Our expenditures for environmental assessment, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters have had no material effects on earnings or cash flows during the three and six months ended June 30, 2015 and 2014.

In April 2014, the EPA and the United States Army Corps of Engineers proposed a joint rule-making to redefine the definition of “Waters of the United States” under the Clean Water Act. The final rule was published on June 29, 2015, and becomes effective on August 28, 2015. The final rule is not expected to result in material impacts on our projects, facilities and operations.

The EPA’s “Tailoring Rule” regulates GHG emissions at new or modified facilities that meet certain criteria. Affected facilities are required to review best available control technology (BACT), conduct air-quality analysis, impact analysis and public reviews with respect to such emissions. At current emission threshold levels, this rule has had a minimal impact on our existing facilities. In addition, on June 23, 2014, the Supreme Court of the United States (Supreme Court), in a case styled, Utility Air Regulatory Group v. EPA, 530 U.S. (2014), held that an industrial facility’s potential to emit GHG emissions alone cannot subject a facility to the permitting requirements for major stationary source provisions of the Clean Air Act. The decision invalidated the EPA’s current Triggering and Tailoring Rule for GHG Prevention of Significant Deterioration (PSD) and Title V requirements as applied to facilities considered major sources only for GHGs (referred to as Step 2 sources). However, the Supreme Court also ruled that to the extent a source pursues a capital project (new construction or expansion of existing facility), which otherwise subjects the source to major source PSD permitting for conventional criteria pollutants, the permitting authorities may impose BACT analysis and emission limits for GHGs from those sources.

In April 2015, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit), on remand from the Supreme Court, issued its further Order following the Supreme Court’s decision in Utility Air Regulatory Group v. EPA. The D.C. Circuit’s Order included the following: (1) it formally vacated EPA regulations implementing the Tailoring Rule to the extent that they require a stationary source to obtain a PSD or Title V permit based solely on the source’s GHG emissions; and (2) ordered the EPA to consider whether any further revisions to its regulations are appropriate in light of the Supreme Court’s decision. On April 30, 2015, the EPA issued a direct final rule to allow for the rescission of Clean Air Act PSD permits issued by the EPA or delegated state and local permitting authorities under Step 2 of the GHG Tailoring Rule. The direct final rule is effective on July 6, 2015, unless adverse comments were received by the EPA on or before June 8th. The EPA has not yet confirmed whether adverse comments were received on the direct final rule. Given this, we consider the direct final rule effective as of July 6, unless the EPA issues a notice of retraction. We do not expect the direct final rule to have a material impact on our existing operations or design decisions for new project applications.

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

Proposed amendments to the rule were published in March 2015. The EPA has indicated that further amendments will be issued in 2015, as part of the President’s Methane Strategy. We do not anticipate a material impact to our anticipated capital, operations and maintenance costs resulting from compliance with the current or pending regulations. However, the EPA may issue additional responses, amendments and/or policy guidance on the final rule, which could alter our present expectations. Generally, the NSPS rule will require expenditures for updated emissions controls, monitoring and record-keeping requirements at affected facilities in the crude oil and natural gas industry. We do not expect these expenditures will have a material impact on our results of operations, financial position or cash flows.

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

Legal Proceedings - We are a party to various litigation matters and claims that have arisen in the normal course of our operations.  While the results of these litigation matters and claims cannot be predicted with certainty, we believe the reasonably possible losses from such matters, individually and in the aggregate, are not material.  Additionally, we believe the probable final outcome of such matters will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

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

Accounting Policies - We evaluate performance based principally on each segment’s operating income and equity earnings. The accounting policies of the segments are described in Note A of the Notes to Consolidated Financial Statements in our Annual Report. Intersegment and affiliate sales are recorded on the same basis as sales to unaffiliated customers.  Net margin is comprised of total revenues less cost of sales and fuel.  Cost of sales and fuel includes commodity purchases, fuel, storage and transportation costs. As a result of ONEOK’s separation of its natural gas distribution business into a stand-alone publicly traded company, ONE Gas, on January 31, 2014, transactions with ONE Gas subsequent to the separation are reflected as sales to unaffiliated customers.

Customers - The primary customers for our Natural Gas Gathering and Processing segment are major and independent crude oil and natural gas production companies.  Our Natural Gas Liquids segment’s customers are primarily NGL and natural gas gathering and processing companies, major and independent crude oil and natural gas production companies, propane distributors, ethanol producers and petrochemical, refining and NGL marketing companies. Our Natural Gas Pipelines segment’s customers include natural gas distribution, electric-generation, natural gas marketing, industrial and major and independent crude oil and natural gas production companies.

For the three and six months ended June 30, 2015, we had one customer, BP p.l.c., from which we received $224.6 million and $409.5 million, respectively, in total revenues from all of our operating segments, or approximately 11 percent and 10 percent of our consolidated revenues, respectively. For the three and six months ended June 30, 2014, we had no single customer from which we received 10 percent or more of our consolidated revenues.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended June 30, 2015	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations	Total

	(Thousands of dollars)
Sales to unaffiliated customers	$279,498	$1,769,580	$78,429	$—	$2,127,507
Intersegment revenues	180,564	79,295	1,683	(261,542)	—
Total revenues	$460,062	$1,848,875	$80,112	$(261,542)	$2,127,507
Net margin	$137,135	$313,383	$74,107	$(211)	$524,414
Operating costs	63,550	77,410	25,240	412	166,612
Depreciation and amortization	35,952	39,433	10,814	—	86,199
Gain (loss) on sale of assets	195	(73)	—	—	122
Operating income	$37,828	$196,467	$38,053	$(623)	$271,725
Equity in net earnings from investments	$4,922	$9,693	$15,425	$—	$30,040
Capital expenditures	$205,434	$59,087	$15,613	$5,226	$285,360
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $227.5 million, of which $186.4 million was related to sales within the segment, net margin of $128.5 million and operating income of $73.6 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $64.1 million, net margin of $57.1 million and operating income of $25.7 million.

Three Months Ended June 30, 2014	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations	Total

	(Thousands of dollars)
Sales to unaffiliated customers	$374,112	$2,612,336	$79,287	$—	$3,065,735
Intersegment revenues	349,253	52,974	2,698	(404,925)	—
Total revenues	$723,365	$2,665,310	$81,985	$(404,925)	$3,065,735
Net margin	$154,970	$266,145	$75,471	$(2,253)	$494,333
Operating costs	59,386	76,081	27,287	(2,109)	160,645
Depreciation and amortization	29,443	31,109	10,895	—	71,447
Gain (loss) on sale of assets	(28)	11	—	1	(16)
Operating income	$66,113	$158,966	$37,289	$(143)	$262,225
Equity in net earnings from investments	$5,099	$4,459	$15,877	$—	$25,435
Capital expenditures	$168,208	$210,676	$8,710	$1,819	$389,413
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $153.3 million, of which $135.3 million was related to sales within the segment, net margin of $84.4 million and operating income of $34.5 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $68.3 million, net margin of $59.5 million and operating income of $26.1 million.

Six Months Ended June 30, 2015	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations	Total

	(Thousands of dollars)
Sales to unaffiliated customers	$567,514	$3,204,393	$160,359	$—	$3,932,266
Intersegment revenues	348,171	140,574	3,302	(492,047)	—
Total revenues	$915,685	$3,344,967	$163,661	$(492,047)	$3,932,266
Net margin	$261,827	$580,610	$143,230	$(358)	$985,309
Operating costs	132,760	159,656	52,482	(127)	344,771
Depreciation and amortization	71,749	78,727	21,570	—	172,046
Gain (loss) on sale of assets	196	(81)	1	—	116
Operating income	$57,514	$342,146	$69,179	$(231)	$468,608
Equity in net earnings from investments	$9,161	$16,673	$35,127	$—	$60,961
Investments in unconsolidated affiliates	$252,468	$485,381	$408,558	$—	$1,146,407
Total assets	$5,007,456	$8,139,588	$1,841,321	$8,288	$14,996,653
Noncontrolling interests in consolidated subsidiaries	$4,065	$162,494	$—	$—	$166,559
Capital expenditures	$460,735	$132,553	$25,205	$9,903	$628,396
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $437.3 million, of which $351.7 million was related to sales within the segment, net margin of $252.6 million and operating income of $138.5 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $133.4 million, net margin of $118.0 million and operating income of $53.1 million.

Six Months Ended June 30, 2014	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations	Total

	(Thousands of dollars)
Sales to unaffiliated customers	$721,128	$5,282,991	$170,393	$—	$6,174,512
Sales to affiliated customers	41,214	—	12,312	—	53,526
Intersegment revenues	723,148	94,131	4,073	(821,352)	—
Total revenues	$1,485,490	$5,377,122	$186,778	$(821,352)	$6,228,038
Net margin	$308,524	$535,123	$168,960	$(8,640)	$1,003,967
Operating costs	124,210	141,183	54,749	(9,314)	310,828
Depreciation and amortization	58,285	58,187	21,710	—	138,182
Gain (loss) on sale of assets	(47)	(37)	(83)	166	(1)
Operating income	$125,982	$335,716	$92,418	$840	$554,956
Equity in net earnings from investments	$10,585	$9,223	$39,286	$—	$59,094
Investments in unconsolidated affiliates	$329,726	$485,960	$396,722	$—	$1,212,408
Total assets	$4,276,593	$7,363,417	$1,852,901	$255,604	$13,748,515
Noncontrolling interests in consolidated subsidiaries	$4,493	$—	$—	$15	$4,508
Capital expenditures	$291,099	$483,739	$15,337	$2,239	$792,414
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $289.1 million, of which $246.9 million was related to sales within the segment, net margin of $169.1 million and operating income of $79.6 million.
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

Condensed Consolidating Statements of Income

	Three Months Ended June 30, 2015
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$1,722.3	$—	$1,722.3
Services	—	—	405.3	—	405.3
Total revenues	—	—	2,127.6	—	2,127.6
Cost of sales and fuel	—	—	1,603.1	—	1,603.1
Net margin	—	—	524.5	—	524.5
Operating expenses
Operations and maintenance	—	—	143.1	—	143.1
Depreciation and amortization	—	—	86.2	—	86.2
General taxes	—	—	23.5	—	23.5
Total operating expenses	—	—	252.8	—	252.8
Gain (loss) on sale of assets	—	—	0.1	—	0.1
Operating income	—	—	271.8	—	271.8
Equity in net earnings from investments	209.8	209.8	14.6	(404.2)	30.0
Allowance for equity funds used during construction	—	—	0.7	—	0.7
Other income (expense), net	95.3	95.3	(1.9)	(190.6)	(1.9)
Interest expense, net	(95.3)	(95.3)	(86.5)	190.6	(86.5)
Income before income taxes	209.8	209.8	198.7	(404.2)	214.1
Income taxes	—	—	(2.5)	—	(2.5)
Net income	209.8	209.8	196.2	(404.2)	211.6
Less: Net income attributable to noncontrolling interests	—	—	1.8	—	1.8
Net income attributable to ONEOK Partners, L.P.	$209.8	$209.8	$194.4	$(404.2)	$209.8

	Three Months Ended June 30, 2014
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$2,715.1	$—	$2,715.1
Services	—	—	350.6	—	350.6
Total revenues	—	—	3,065.7	—	3,065.7
Cost of sales and fuel	—	—	2,571.4	—	2,571.4
Net margin	—	—	494.3	—	494.3
Operating expenses
Operations and maintenance	—	—	142.7	—	142.7
Depreciation and amortization	—	—	71.4	—	71.4
General taxes	—	—	18.0	—	18.0
Total operating expenses	—	—	232.1	—	232.1
Gain (loss) on sale of assets	—	—	—	—	—
Operating income	—	—	262.2	—	262.2
Equity in net earnings from investments	214.4	214.4	9.6	(413.0)	25.4
Allowance for equity funds used during construction	—	—	1.3	—	1.3
Other income (expense), net	83.1	83.1	1.8	(166.2)	1.8
Interest expense, net	(83.1)	(83.1)	(73.0)	166.2	(73.0)
Income before income taxes	214.4	214.4	201.9	(413.0)	217.7
Income taxes	—	—	(3.2)	—	(3.2)
Net income	214.4	214.4	198.7	(413.0)	214.5
Less: Net income attributable to noncontrolling interests	—	—	0.1	—	0.1
Net income attributable to ONEOK Partners, L.P.	$214.4	$214.4	$198.6	$(413.0)	$214.4

	Six Months Ended June 30, 2015
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$3,158.0	$—	$3,158.0
Services	—	—	774.3	—	774.3
Total revenues	—	—	3,932.3	—	3,932.3
Cost of sales and fuel	—	—	2,947.0	—	2,947.0
Net margin	—	—	985.3	—	985.3
Operating expenses
Operations and maintenance	—	—	298.3	—	298.3
Depreciation and amortization	—	—	172.0	—	172.0
General taxes	—	—	46.5	—	46.5
Total operating expenses	—	—	516.8	—	516.8
Gain (loss) on sale of assets	—	—	0.1	—	0.1
Operating income	—	—	468.6	—	468.6
Equity in net earnings from investments	355.4	355.4	25.8	(675.6)	61.0
Allowance for equity funds used during construction	—	—	1.5	—	1.5
Other income (expense), net	182.1	182.1	—	(364.2)	—
Interest expense, net	(182.1)	(182.1)	(167.2)	364.2	(167.2)
Income before income taxes	355.4	355.4	328.7	(675.6)	363.9
Income taxes	—	—	(5.3)	—	(5.3)
Net income	355.4	355.4	323.4	(675.6)	358.6
Less: Net income attributable to noncontrolling interests	—	—	3.2	—	3.2
Net income attributable to ONEOK Partners, L.P.	$355.4	$355.4	$320.2	$(675.6)	$355.4

	Six Months Ended June 30, 2014
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$5,521.8	$—	$5,521.8
Services	—	—	706.2	—	706.2
Total revenues	—	—	6,228.0	—	6,228.0
Cost of sales and fuel	—	—	5,224.0	—	5,224.0
Net margin	—	—	1,004.0	—	1,004.0
Operating expenses
Operations and maintenance	—	—	273.2	—	273.2
Depreciation and amortization	—	—	138.2	—	138.2
General taxes	—	—	37.6	—	37.6
Total operating expenses	—	—	449.0	—	449.0
Gain (loss) on sale of assets	—	—	—	—	—
Operating income	—	—	555.0	—	555.0
Equity in net earnings from investments	479.8	479.8	19.8	(920.3)	59.1
Allowance for equity funds used during construction	—	—	12.2	—	12.2
Other income (expense), net	165.8	165.8	2.4	(331.6)	2.4
Interest expense, net	(165.8)	(165.8)	(141.3)	331.6	(141.3)
Income before income taxes	479.8	479.8	448.1	(920.3)	487.4
Income taxes	—	—	(7.4)	—	(7.4)
Net income	479.8	479.8	440.7	(920.3)	480.0
Less: Net income attributable to noncontrolling interests	—	—	0.2	—	0.2
Net income attributable to ONEOK Partners, L.P.	$479.8	$479.8	$440.5	$(920.3)	$479.8

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended June 30, 2015
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$209.8	$209.8	$196.2	$(404.2)	$211.6
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	18.0	1.1	1.1	(2.2)	18.0
Realized (gains) losses on derivatives recognized in net income	(13.4)	(17.1)	(17.1)	34.2	(13.4)
Total other comprehensive income (loss)	4.6	(16.0)	(16.0)	32.0	4.6
Comprehensive income	214.4	193.8	180.2	(372.2)	216.2
Less: Comprehensive income attributable to noncontrolling interests	—	—	1.8	—	1.8
Comprehensive income attributable to ONEOK Partners, L.P.	$214.4	$193.8	$178.4	$(372.2)	$214.4

	Three Months Ended June 30, 2014
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$214.4	$214.4	$198.7	$(413.0)	$214.5
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	(32.5)	(6.1)	(6.1)	12.2	(32.5)
Realized (gains) losses on derivatives recognized in net income	7.8	5.2	5.2	(10.4)	7.8
Total other comprehensive income (loss)	(24.7)	(0.9)	(0.9)	1.8	(24.7)
Comprehensive income	189.7	213.5	197.8	(411.2)	189.8
Less: Comprehensive income attributable to noncontrolling interests	—	—	0.1	—	0.1
Comprehensive income attributable to ONEOK Partners, L.P.	$189.7	$213.5	$197.7	$(411.2)	$189.7

	Six Months Ended June 30, 2015
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$355.4	$355.4	$323.4	$(675.6)	$358.6
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	5.4	11.1	11.1	(22.2)	5.4
Realized (gains) losses on derivatives recognized in net income	(24.7)	(31.3)	(31.3)	62.6	(24.7)
Total other comprehensive income (loss)	(19.3)	(20.2)	(20.2)	40.4	(19.3)
Comprehensive income	336.1	335.2	303.2	(635.2)	339.3
Less: Comprehensive income attributable to noncontrolling interests	—	—	3.2	—	3.2
Comprehensive income attributable to ONEOK Partners, L.P.	$336.1	$335.2	$300.0	$(635.2)	$336.1

	Six Months Ended June 30, 2014
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$479.8	$479.8	$440.7	$(920.3)	$480.0
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	(89.0)	(41.9)	(41.9)	83.8	(89.0)
Realized (gains) losses on derivatives recognized in net income	36.9	31.6	31.6	(63.2)	36.9
Total other comprehensive income (loss)	(52.1)	(10.3)	(10.3)	20.6	(52.1)
Comprehensive income	427.7	469.5	430.4	(899.7)	427.9
Less: Comprehensive income attributable to noncontrolling interests	—	—	0.2	—	0.2
Comprehensive income attributable to ONEOK Partners, L.P.	$427.7	$469.5	$430.2	$(899.7)	$427.7

Condensed Consolidating Balance Sheets

	June 30, 2015
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$—	$53.1	$—	$—	$53.1
Accounts receivable, net	—	—	683.7	—	683.7
Affiliate receivables	—	—	1.8	—	1.8
Natural gas and natural gas liquids in storage	—	—	150.1	—	150.1
Commodity imbalances	—	—	31.2	—	31.2
Materials and supplies	—	—	60.5	—	60.5
Other current assets	0.7	—	56.2	—	56.9
Total current assets	0.7	53.1	983.5	—	1,037.3
Property, plant and equipment
Property, plant and equipment	—	—	13,949.9	—	13,949.9
Accumulated depreciation and amortization	—	—	1,995.9	—	1,995.9
Net property, plant and equipment	—	—	11,954.0	—	11,954.0
Investments and other assets
Investments in unconsolidated affiliates	3,989.8	5,756.1	772.2	(9,371.7)	1,146.4
Intercompany notes receivable	9,696.4	7,877.0	—	(17,573.4)	—
Goodwill and intangible assets	—	—	830.8	—	830.8
Other assets	7.0	—	21.2	—	28.2
Total investments and other assets	13,693.2	13,633.1	1,624.2	(26,945.1)	2,005.4
Total assets	$13,693.9	$13,686.2	$14,561.7	$(26,945.1)	$14,996.7
Liabilities and equity
Current liabilities
Current maturities of long-term debt	$650.0	$—	$7.7	$—	$657.7
Notes payable	870.5	—	—	—	870.5
Accounts payable	—	—	687.3	—	687.3
Affiliate payables	—	—	28.3	—	28.3
Commodity imbalances	—	—	91.6	—	91.6
Accrued interest	102.2	—	—	—	102.2
Other current liabilities	—	—	127.0	—	127.0
Total current liabilities	1,622.7	—	941.9	—	2,564.6
Intercompany debt	—	9,696.4	7,877.0	(17,573.4)	—
Long-term debt, excluding current maturities	6,098.0	—	48.0	—	6,146.0
Deferred credits and other liabilities	—	—	146.3	—	146.3
Commitments and contingencies
Equity
Equity excluding noncontrolling interests in consolidated subsidiaries	5,973.2	3,989.8	5,381.9	(9,371.7)	5,973.2
Noncontrolling interests in consolidated subsidiaries	—	—	166.6	—	166.6
Total equity	5,973.2	3,989.8	5,548.5	(9,371.7)	6,139.8
Total liabilities and equity	$13,693.9	$13,686.2	$14,561.7	$(26,945.1)	$14,996.7

	December 31, 2014
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$—	$42.5	$—	$—	$42.5
Accounts receivable, net	—	—	735.8	—	735.8
Affiliate receivables	—	—	8.6	—	8.6
Natural gas and natural gas liquids in storage	—	—	134.1	—	134.1
Commodity imbalances	—	—	64.8	—	64.8
Materials and supplies	—	—	55.8	—	55.8
Other current assets	1.9	—	42.5	—	44.4
Total current assets	1.9	42.5	1,041.6	—	1,086.0
Property, plant and equipment
Property, plant and equipment	—	—	13,377.6	—	13,377.6
Accumulated depreciation and amortization	—	—	1,842.1	—	1,842.1
Net property, plant and equipment	—	—	11,535.5	—	11,535.5
Investments and other assets
Investments in unconsolidated affiliates	4,248.0	5,469.8	746.1	(9,331.3)	1,132.6
Intercompany notes receivable	8,843.3	7,579.0	—	(16,422.3)	—
Goodwill and intangible assets	—	—	822.4	—	822.4
Other assets	2.1	—	21.8	—	23.9
Total investments and other assets	13,093.4	13,048.8	1,590.3	(25,753.6)	1,978.9
Total assets	$13,095.3	$13,091.3	$14,167.4	$(25,753.6)	$14,600.4
Liabilities and equity
Current liabilities
Current maturities of long-term debt	$—	$—	$7.7	$—	$7.7
Notes payable	1,055.3	—	—	—	1,055.3
Accounts payable	—	—	874.7	—	874.7
Affiliate payables	—	—	36.1	—	36.1
Commodity imbalances	—	—	104.7	—	104.7
Accrued interest	92.0	—	—	—	92.0
Other current liabilities	44.8	—	120.8	—	165.6
Total current liabilities	1,192.1	—	1,144.0	—	2,336.1
Intercompany debt	—	8,843.3	7,579.0	(16,422.3)	—
Long-term debt, excluding current maturities	5,952.4	—	51.9	—	6,004.3
Deferred credits and other liabilities	—	—	141.3	—	141.3
Commitments and contingencies
Equity
Equity excluding noncontrolling interests in consolidated subsidiaries	5,950.8	4,248.0	5,083.3	(9,331.3)	5,950.8
Noncontrolling interests in consolidated subsidiaries	—	—	167.9	—	167.9
Total equity	5,950.8	4,248.0	5,251.2	(9,331.3)	6,118.7
Total liabilities and equity	$13,095.3	$13,091.3	$14,167.4	$(25,753.6)	$14,600.4

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2015
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Operating activities
Cash provided by operating activities	$550.2	$35.0	$388.6	$(593.5)	$380.3
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	—	—	(628.4)	—	(628.4)
Contributions to unconsolidated affiliates	—	—	(33.2)	—	(33.2)
Distributions received from unconsolidated affiliates in excess of cumulative earnings	—	12.4	6.4	—	18.8
Proceeds from sale of assets	—	—	0.7	—	0.7
Other	—	—	(12.6)	—	(12.6)
Cash provided by (used in) investing activities	—	12.4	(667.1)	—	(654.7)
Financing activities
Cash distributions:
General and limited partners	(593.5)	(593.5)	—	593.5	(593.5)
Noncontrolling interests	—	—	(4.7)	—	(4.7)
Borrowing (repayment) of notes payable, net	(184.8)	—	—	—	(184.8)
Issuance of long-term debt, net of discounts	798.9	—	—	—	798.9
Debt financing costs	(7.9)	—	—	—	(7.9)
Intercompany borrowings (advances), net	(843.7)	556.7	287.0	—	—
Repayment of long-term debt	—	—	(3.8)	—	(3.8)
Issuance of common units, net of issuance costs	275.1	—	—	—	275.1
Contribution from general partner	5.7	—	—	—	5.7
Cash provided by (used in) financing activities	(550.2)	(36.8)	278.5	593.5	285.0
Change in cash and cash equivalents	—	10.6	—	—	10.6
Cash and cash equivalents at beginning of period	—	42.5	—	—	42.5
Cash and cash equivalents at end of period	$—	$53.1	$—	$—	$53.1

	Six Months Ended June 30, 2014
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Operating activities
Cash provided by operating activities	$505.3	$39.3	$482.6	$(493.1)	$534.1
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	—	—	(792.4)	—	(792.4)
Cash paid for acquisitions	—	—	(14.0)	—	(14.0)
Contributions to unconsolidated affiliates	—	—	(1.1)	—	(1.1)
Distributions received from unconsolidated affiliates in excess of cumulative earnings	—	8.1	8.4	—	16.5
Proceeds from sale of assets	—	—	0.3	—	0.3
Cash provided by (used in) investing activities	—	8.1	(798.8)	—	(790.7)
Financing activities
Cash distributions:
General and limited partners	(493.1)	(493.1)	—	493.1	(493.1)
Noncontrolling interests	—	—	(0.2)	—	(0.2)
Borrowing (repayment) of notes payable, net	—	—	—	—	—
Intercompany borrowings (advances), net	(909.4)	589.2	320.2	—	—
Repayment of long-term debt	—	—	(3.8)	—	(3.8)
Issuance of common units, net of issuance costs	878.8	—	—	—	878.8
Contribution from general partner	18.4	—	—	—	18.4
Cash provided by (used in) financing activities	(505.3)	96.1	316.2	493.1	400.1
Change in cash and cash equivalents	—	143.5	—	—	143.5
Cash and cash equivalents at beginning of period	—	134.5	—	—	134.5
Cash and cash equivalents at end of period	$—	$278.0	$—	$—	$278.0

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to Consolidated Financial Statements in this Quarterly Report, as well as our Annual Report.

RECENT DEVELOPMENTS

Market Conditions - Due in part to the rapid growth in crude oil production in the United States, the global supply of crude oil exceeded demand and led to a dramatic fall in crude oil prices in the fourth quarter 2014. Lower prices continued into 2015. The production growth and decline in crude oil prices have also contributed to lower NGL product prices, as well as narrow NGL product price differentials. Additionally, the rapid growth in domestic natural gas production has led to a decline in natural gas prices. A weakened and volatile commodity price environment, which is due to factors beyond our control, is creating challenges for our crude oil and natural gas producer customers, which has resulted in decreased drilling activity in the first half of 2015, compared with the same period in 2014. The energy industry has periodically experienced similar down cycles in the past. We expect this lower commodity price environment to continue through the remainder of 2015, with a modest recovery in 2016, which will impact our net realized prices for natural gas, NGLs and condensate and our financial results.

As a result of lower commodity prices, crude oil and natural gas producers have significantly decreased their capital investments, which combined with production declines has begun to slow natural gas and NGL supply growth. The lower commodity prices and slower volume growth are expected to significantly impact our results of operations and cash flows in 2015, particularly in our Natural Gas Gathering and Processing segment where revenues are derived primarily from POP commodity-based contracts with fee components.

We also expect relatively narrow NGL location price differentials to continue, with periods of volatility for certain NGL products, between the Conway, Kansas, and Mont Belvieu, Texas, market centers. We expect this to persist as NGL production continues to increase and new fractionators and pipelines from various NGL-rich shale areas throughout the country, including our growth projects discussed below, have alleviated constraints affecting NGL prices and location price differentials between the two market centers.

Supply growth has resulted in available ethane supplies that are greater than the petrochemical industry’s current demand. Low or unprofitable price differentials between ethane and natural gas have resulted in ethane rejection at most of our customers’ natural gas processing plants connected to our natural gas liquids gathering system in the Mid-Continent and Rocky Mountain regions during 2014 and the first half of 2015. Through ethane rejection, natural gas processors leave much of the ethane component in the natural gas stream sold at the tailgate of natural gas processing plants. We expect ethane rejection to persist until ethylene producers increase their capacity, with the largest number of additions expected to be completed over the next two to four years, to consume additional ethane feedstock volumes through plant modifications and expansions, and the completion of announced new world-scale ethylene production projects. Ethane rejection is expected to continue to have a significant impact on our financial results through 2017. However, our Natural Gas Liquids segment’s integrated assets enable it to mitigate partially the impact of ethane rejection through minimum volume commitments, contract modifications that vary fees for ethane and other NGL products, and our ability to utilize the transportation capacity made available due to ethane rejection to capture additional NGL location price differentials in our optimization activities. See additional discussion in the “Financial Results and Operating Information” section.

Commodity Prices - Sharp declines in commodity prices negatively affected our financial results for the three and six months ended June 30, 2015, compared with the same periods in 2014. WTI crude oil prices declined to approximately $50.00 per barrel in the first half of 2015, compared with approximately $100.00 in the first half of 2014. NYMEX natural gas prices also declined to less than $3.00 per MMBtu in the first half of 2015, compared with approximately $4.50 per MMBtu in the first half of 2014. OPIS Conway propane prices averaged less than $0.50 per gallon in the first half of 2015, compared with prices averaging more than $1.00 per gallon in the first half of 2014. We expect lower commodity prices to persist throughout the remainder of 2015, with a modest recovery in 2016.

The first quarter 2014 experienced significantly higher prices due to severely cold weather, compared with the first quarter 2015. In response to increased heating demand, propane prices increased significantly at the Mid-Continent market center at Conway, Kansas, compared with the Gulf Coast market center at Mont Belvieu, Texas, in the first quarter 2014. The price of propane in the Mid-Continent market and the wider location price differentials between the Mid-Continent and Gulf Coast market centers peaked in late January 2014 and returned to historical levels by the end of February 2014 as supply and demand balanced.

Financial Outlook - We have substantial fee-based businesses in our Natural Gas Liquids and Natural Gas Pipelines segments. However, our results of operations, primarily in our Natural Gas Gathering and Processing segment, are impacted significantly by the commodity price environment. To mitigate partially the impact of lower commodities prices, we have hedged a significant portion of our Natural Gas Gathering and Processing segment equity volumes for the remainder of 2015 and a portion of our equity volumes in 2016. Also, many contracts in our Natural Gas Gathering and Processing and Natural Gas Liquids segments include fixed fee, minimum volume or firm demand charge agreements that ensure a minimum level of revenues regardless of commodity prices or volumetric throughput. Our Natural Gas Gathering and Processing segment continues to seek opportunities to convert our POP contracts to fee-based contracts or increase the fee component in our POP contracts. Our Natural Gas Pipelines segment also provides primarily fee-based firm natural gas transportation and storage services primarily to natural gas and electric utilities.

Despite the decline in commodity prices, we expect the growth of our operations to continue, which we expect to favorably impact our financial results in the second half of 2015, compared with the first half of 2015, due to a number of factors. We completed a significant number of capital growth projects in 2014 that we expect will continue to increase volumes in our Natural Gas Gathering and Processing and Natural Gas Liquids segments in the second half of 2015. We are also constructing additional natural gas gathering pipelines, compression and processing plants, and natural gas liquids pipeline capacity in the Rocky Mountain region that are expected to help alleviate current capacity constraints primarily existing in the Williston Basin. In the Williston Basin, we expect to capture a substantial amount of natural gas currently being flared by producers, production from wells that have been drilled but not yet completed or connected to our system, and production from new wells that are expected to be drilled. We expect additional volume from new wells focused in high-return areas of the basin, which remain economical even at current prices and typically produce at higher initial production rates compared with other areas. We also expect additional wells to be completed and connected to our system in the Mid-Continent region. We expect supply growth to continue in 2016 and 2017, although not as rapidly as the growth experienced in 2014. We also expect our fee-based business to continue to increase as we complete our capital-growth projects and complete contract renegotiations.

Growth Projects - Through the first half of 2015, crude oil and natural gas producers continued to drill for crude oil and NGL-rich natural gas in many regions where we have operations, including in the Bakken Shale and Three Forks formations in the Williston Basin; in the Powder River Basin; in the Cana-Woodford Shale, Woodford Shale, Springer Shale, Stack and SCOOP areas in the Mid-Continent region and in the Permian Basin. In response to this continued production of crude oil, natural gas and NGLs, and higher demand for NGL products from the petrochemical industry, we have completed growth projects and acquisitions and also have projects in various stages of construction to meet the needs of crude oil and natural gas producers and processors in these regions. In addition, our projects are expected to enhance our natural gas liquids fractionation, distribution and storage infrastructure in the Gulf Coast region and expand our natural gas pipeline services in the Permian Basin. The execution of these capital investments aligns with our strategy to generate consistent growth and sustainable earnings. Our contractual commitments from crude oil and natural gas producers, natural gas processors and electric generators in regions associated with our growth projects are expected to provide incremental cash flows and long-term fee-based earnings.

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

WesTex Transmission Pipeline Expansion - In July 2015, we announced plans to invest $70 million to $100 million to expand our ONEOK WesTex Transmission (WesTex) intrastate natural gas pipeline system in the Permian Basin in our Natural Gas Pipelines segment. WesTex, which had qualifying open season bids in excess of 500 MMcf/d, plans to utilize 240 MMcf/d of existing capacity and create additional capacity by expanding its system by 260 MMcf/d by the first quarter 2017. This expansion project is supported by firm demand charge transportation agreements and is complementary to our recently announced Roadrunner Gas Transmission (Roadrunner) joint venture pipeline project discussed below.

See additional discussion of our other growth projects in the “Financial Results and Operating Information” section in our Natural Gas Gathering and Processing and Natural Gas Liquids segments.

Roadrunner - In March 2015, we entered into a 50-50 joint venture with a subsidiary of Fermaca, a Mexico City-based natural gas infrastructure company, to construct a pipeline to transport natural gas from the Permian Basin in West Texas to the Mexican border near El Paso, Texas. The pipeline will connect with our existing natural gas pipeline and storage infrastructure in Texas and is expected to create a platform for future cross-border development opportunities. These integrated assets are also expected to provide markets in Mexico access to upstream supply basins in West Texas and the Mid-Continent region, which adds location and price diversity to their supply mix and supports the plan of Mexico’s national electric utility, Comisión Federal de Electricidad, to replace fuel oil-based power plants with natural gas-fueled power plants, which are more economical and produce fewer GHG emissions. The estimated total cost of the project is approximately $450 million to $500 million. We contributed approximately $33.2 million to Roadrunner in the second quarter 2015.

See additional discussion in the “Financial Results and Operating Information” section in our Natural Gas Pipelines segment.

Cash Distributions - In July 2015, our general partner declared a cash distribution of $0.79 per unit ($3.16 per unit on an annualized basis) for the second quarter 2015, which will be paid on August 14, 2015, to unitholders of record as of the close of business on August 3, 2015.

Debt Issuance - In March 2015, we completed an underwritten public offering of $800 million of senior notes, generating net proceeds of approximately $792.3 million. We used the proceeds to repay amounts outstanding under our commercial paper program and for general partnership purposes.

Equity Issuances - During the six months ended June 30, 2015, we sold approximately 7.2 million common units through our “at-the-market” equity program. The net proceeds, including ONEOK Partners GP’s contribution to maintain its 2 percent general partner interest in us, were approximately $279.7 million, which were used for general partnership purposes.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2015 vs. 2014		2015 vs. 2014
Financial Results	2015	2014	2015	2014	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Revenues
Commodity sales	$1,722.3	$2,715.1	$3,158.0	$5,521.8	$(992.8)	(37%)	$(2,363.8)	(43%)
Services	405.2	350.6	774.3	706.2	54.6	16%	68.1	10%
Total revenues	2,127.5	3,065.7	3,932.3	6,228.0	(938.2)	(31%)	(2,295.7)	(37%)
Cost of sales and fuel	1,603.1	2,571.4	2,947.0	5,224.0	(968.3)	(38%)	(2,277.0)	(44%)
Net margin	524.4	494.3	985.3	1,004.0	30.1	6%	(18.7)	(2%)
Operating costs	166.6	160.7	344.8	310.8	5.9	4%	34.0	11%
Depreciation and amortization	86.2	71.4	172.0	138.2	14.8	21%	33.8	24%
Gain (loss) on sale of assets	0.1	—	0.1	—	0.1	*	0.1	*
Operating income	$271.7	$262.2	$468.6	$555.0	$9.5	4%	$(86.4)	(16%)
Equity in net earnings from investments	$30.0	$25.4	$61.0	$59.1	$4.6	18%	$1.9	3%
Interest expense	$(86.5)	$(73.0)	$(167.2)	$(141.3)	$13.5	18%	$25.9	18%
Capital expenditures	$285.4	$389.4	$628.4	$792.4	$(104.0)	(27%)	$(164.0)	(21%)
* Percentage change is greater than 100 percent

Commodity sales revenues and costs of sales and fuel decreased for the three and six months ended June 30, 2015, compared with the same periods in 2014, due to higher propane and natural gas prices as well as wider NGL location and product price differentials experienced in the first quarter 2014 as a result of unusually high weather-related seasonal demand and a sharp decline in commodity prices that began in the fourth quarter 2014 and continued into 2015. We expect lower commodity prices to persist through the remainder of 2015, with a modest recovery in 2016. The impact from the price decrease was offset partially by higher gathered and processed volumes and improved contract mix in our Natural Gas Gathering and Processing segment and higher NGL volumes transported on gathering lines and fractionated in our Natural Gas Liquids segment for the three and six months ended June 30, 2015, compared with the same periods in 2014.

Services revenues increased for the three and six months ended June 30, 2015, compared with the same periods in 2014, due to higher natural gas and NGL volumes from our recently completed capital projects, including acquisitions, in our Natural Gas Gathering and Processing and Natural Gas Liquids segments.

For the three and six months ended June 30, 2015, we had one customer, BP p.l.c., from which we received $224.6 million and $409.5 million, respectively, in total revenues from all of our operating segments, or approximately 11 percent and 10 percent of our consolidated revenues, respectively.

Operating costs and depreciation and amortization expense increased for the three and six months ended June 30, 2015, compared with the same periods in 2014, due primarily to the growth of our operations related to our completed capital projects and acquisitions.

Equity in net earnings from investments increased for the three and six months ended June 30, 2015, compared with the same periods in 2014, due primarily to higher volumes delivered to Overland Pass Pipeline from our Bakken NGL Pipeline. In the six months ended June 30, 2015, compared with the same period in 2014, this increase was offset partially by decreased park-and-loan services on Northern Border Pipeline as a result of increased weather-related seasonal demand in the first quarter 2014.

Interest expense increased for the three and six months ended June 30, 2015, compared with the same periods in 2014, due primarily to higher short-term borrowings and rates, lower capitalized interest due to capital growth projects completed and placed in service in 2014, and interest costs from our $800 million debt issuance in March 2015.

Capital expenditures decreased for the three and six months ended June 30, 2015, compared with the same periods in 2014, due to the completion of several large projects in 2014 and the timing of expenditures for our growth projects.

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

Revenues for this segment are derived primarily from POP contracts with fee-based components and fee-based contracts. Under a POP contract with fee-based components, we retain a percentage of the proceeds from the sale of residue gas, condensate and/or NGLs, and charge fees for gathering, treating, compressing and processing the producer’s natural gas. With a fee-based contract, we are paid a fee for the services we provide, based on volumes gathered, processed, treated and/or compressed.

We expect our capital projects will continue to generate additional revenues, earnings and cash flows as they are completed. Our natural gas liquids, natural gas and crude oil commodity price sensitivity within this segment may increase in the future as our capital projects are completed and volumes increase under POP contracts with a fee-based component with our customers. We use commodity derivative instruments and physical-forward contracts to reduce our near-term sensitivity to fluctuations in the natural gas, crude oil and NGL prices received for our share of volumes. Additionally, we are actively pursuing opportunities to convert our POP contracts to fee-based contracts or increase the fee components in our POP contracts.

The significant growth in the development of crude oil and NGL-rich natural gas in the Williston Basin has caused natural gas production to exceed the capacity of existing natural gas gathering and processing infrastructure, which results in the flaring of natural gas (the controlled burning of natural gas at the wellhead) by many crude oil and natural gas producers. In July 2014, the North Dakota Industrial Commission approved a policy designed to limit flaring at existing and future crude oil wells in the Williston Basin. The policy establishes crude oil production limits that will take effect if a producer fails to meet requirements to capture natural gas at the wellhead. We are constructing additional natural gas gathering pipelines, compression and processing plants, and natural gas liquids pipeline capacity that are expected to help alleviate capacity constraints. We have completed two of six compressor stations expected to be constructed in 2015 that will add 300 MMcf/d of natural gas gathering capacity to our system in the Williston Basin.

We expect our natural gas gathered and processed volumes to continue to grow in 2015, despite reductions in crude oil and natural gas producer drilling activity. Volumes are expected to increase in the Williston Basin due to the following:

•	the opportunity to capture additional natural gas currently being flared by producers as we add additional natural gas compression and processing capacity on our systems;

•	the connection of wells that have been drilled but not yet completed or connected to our systems;

•
producers focusing their drilling in high-return areas, in which we have significant gathering and processing assets, which typically produce at higher initial production rates compared with other areas;

•	the use by producers of more efficient rigs, which are capable of drilling faster; and

•	continued improvements in production results by producers due to enhanced completion techniques.

In the Mid-Continent region, a large customer drilled wells in the first half of 2015 with well completions and increased production expected to occur in the second half of 2015. The additional volumes from these new wells are expected to offset the natural declines of existing production in this region.

Growth Projects - Our Natural Gas Gathering and Processing segment is investing in growth projects in NGL-rich areas in the Williston Basin, the Powder River Basin, the Cana-Woodford Shale, the Springer Shale, the Stack and the SCOOP areas that we expect will enable us to meet the growing needs of crude oil and natural gas producers in those areas. Nearly all of the new natural gas production is from horizontally drilled and completed wells in unconventional resource areas. These wells tend to produce volumes at higher initial production rates resulting generally in higher initial decline rates than conventional vertical wells; however, the decline rates flatten out over time. These wells are expected to have long productive lives.

In 2014 and through the second quarter 2015, we have completed the following projects:

Completed Projects	Location	Capacity	Approximate Costs (a)	Completion Date
(In millions)
Rocky Mountain Region
Garden Creek II processing plant and infrastructure	Williston Basin	100 MMcf/d	$300-$310	August 2014
Garden Creek III processing plant and infrastructure	Williston Basin	100 MMcf/d	$300-$310	October 2014
Mid-Continent Region
Canadian Valley processing plant and infrastructure	Cana-Woodford Shale	200 MMcf/d	$255	March 2014
(a) - Excludes AFUDC.

We have the following natural gas processing plants and related infrastructure in various stages of construction:

Projects in Progress	Location	Capacity	Approximate Costs (a)	Expected Completion Date
(In millions)
Rocky Mountain Region
Sage Creek infrastructure	Powder River Basin	Various	$50	Fourth quarter 2015
Natural gas compression	Williston Basin	100 MMcf/d	$80-$100	Fourth quarter 2015
Lonesome Creek processing plant and infrastructure	Williston Basin	200 MMcf/d	$550-$680	Fourth quarter 2015
Stateline de-ethanizers	Williston Basin	26 MBbl/d	$60-$80	Third quarter 2016
Bear Creek processing plant and infrastructure	Williston Basin	80 MMcf/d	$230-$330	Third quarter 2016
Bronco processing plant and infrastructure	Powder River Basin	50 MMcf/d	$130-$200	Suspended
Demicks Lake processing plant and infrastructure	Williston Basin	200 MMcf/d	$475-$670	Suspended
Mid-Continent Region
Knox processing plant and infrastructure	SCOOP	200 MMcf/d	$240-$470	Suspended
Total			$1,815-$2,580
(a) - Excludes AFUDC.

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

Natural Gas Compression - In July 2014, we announced we will construct six additional natural gas compressor stations across our Williston Basin system to take advantage of additional natural gas processing capacity at our Garden Creek and Stateline facilities by a total of 100 MMcf/d.

Lonesome Creek Plant - In November 2013, we announced we will construct the Lonesome Creek natural gas processing plant and related infrastructure, which will be located in McKenzie County, North Dakota. The plant and infrastructure will help address natural gas gathering and processing constraints in the region.

Stateline De-ethanizers - In December 2014, we announced we will construct de-ethanizers at our Stateline natural gas processing plants, which are located in Williams County, North Dakota. Once completed, the de-ethanizers will remove ethane from the natural gas stream, which we expect to then be sold under a long-term contract to a customer who plans to transport the ethane on a third-party pipeline.

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

Powder River Basin - We have announced natural gas gathering and processing projects in the NGL-rich areas of the Powder River Basin, a region with the potential for significant growth in natural gas and NGL production volumes. We have acreage dedications of approximately 130,000 net acres supporting these projects.

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

Mid-Continent Region:

Cana-Woodford Shale, Woodford Shale, Springer Shale, Stack and SCOOP areas - We have announced natural gas gathering and processing projects to meet the growing production of NGL-rich natural gas in the Cana-Woodford Shale, Woodford Shale, Springer Shale, Stack and SCOOP areas. When our announced projects are completed, our Oklahoma natural gas processing capacity will be approximately 900 MMcf/d. We have substantial acreage dedications from crude oil and natural gas producers supporting these projects.

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

Selected Financial Results - Our Natural Gas Gathering and Processing segment’s financial results for the three and six months ended June 30, 2015, reflect the benefits from additional natural gas compression projects completed in 2015; the Garden Creek III natural gas processing plant, which was completed in October 2014; and the Garden Creek II natural gas processing plant, which was completed in August 2014. Additionally, financial results for the six months ended June 30, 2015, reflect the benefits of the Canadian Valley natural gas processing plant, which was completed in March 2014.

The completion of the natural gas compression projects and Garden Creek II and Garden Creek III natural gas processing plants resulted in increased natural gas volumes gathered and processed in the Williston Basin, and completion of the Canadian Valley natural gas processing plant resulted in increased natural gas volumes gathered and processed in Oklahoma.

The following table sets forth certain selected financial results for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2015 vs. 2014		2015 vs. 2014
Financial Results	2015	2014	2015	2014	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL sales	$156.2	$354.8	$304.4	$734.7	$(198.6)	(56%)	$(430.3)	(59%)
Condensate sales	15.6	28.5	27.6	57.5	(12.9)	(45%)	(29.9)	(52%)
Residue natural gas sales	203.0	275.3	424.4	565.4	(72.3)	(26%)	(141.0)	(25%)
Gathering, compression, dehydration and processing fees and other revenue	85.3	64.7	159.3	127.9	20.6	32%	31.4	25%
Cost of sales and fuel	323.0	568.4	653.9	1,177.0	(245.4)	(43%)	(523.1)	(44%)
Net margin	137.1	154.9	261.8	308.5	(17.8)	(11%)	(46.7)	(15%)
Operating costs	63.5	59.4	132.8	124.2	4.1	7%	8.6	7%
Depreciation and amortization	36.0	29.4	71.7	58.3	6.6	22%	13.4	23%
Gain (loss) on sale of assets	0.2	—	0.2	—	0.2	*	0.2	*
Operating income	$37.8	$66.1	$57.5	$126.0	$(28.3)	(43%)	$(68.5)	(54%)
Equity in net earnings from investments	$4.9	$5.1	$9.2	$10.6	$(0.2)	(4%)	$(1.4)	(13%)
Capital expenditures	$205.4	$168.2	$460.7	$291.1	$37.2	22%	$169.6	58%
* Percentage change is greater than 100 percent

Commodity prices declined sharply in the fourth quarter 2014 and remained at those levels throughout the first half of 2015. We expect lower commodity prices to persist throughout the remainder of 2015, with a modest recovery in 2016. Therefore, we expect crude oil, natural gas and NGL supply growth to continue to slow. As crude oil and natural gas exploration and production capital investment has decreased due to market conditions, crude oil and natural gas producers are focusing their drilling activities in high-return areas that are most economical to develop and have higher production volumes, which offsets partially the reduction in drilling. The lower commodity price environment is having a significant impact on our Natural Gas Gathering and Processing segment’s financial results in 2015 compared with 2014.

Net margin decreased for the three months ended June 30, 2015, compared with the same period in 2014, primarily as a result of the following:

•	a decrease of $45.6 million due primarily to lower net realized NGL, natural gas and condensate prices; offset partially by

•
an increase of $16.3 million due primarily to natural gas volume growth in the Williston Basin and Cana-Woodford Shale resulting in higher natural gas volumes gathered, compressed, processed, transported and sold, higher NGL volumes sold and higher fees; and

•	an increase of $11.5 million due primarily to changes in contract mix resulting from higher fee rates.

Net margin decreased for the six months ended June 30, 2015, compared with the same period in 2014, primarily as a result of the following:

•	a decrease of $99.4 million due primarily to lower net realized NGL, natural gas and condensate prices; offset partially by

•
an increase of $33.3 million due primarily to natural gas volume growth in the Williston Basin and Cana-Woodford Shale resulting in higher natural gas volumes gathered, compressed, processed, transported and sold, higher NGL volumes sold and higher fees; and

•	an increase of $19.4 million due primarily to changes in contract mix resulting from higher fee rates.

Operating costs increased for the three months ended June 30, 2015, compared with the same period in 2014, primarily as a result of the completion on our growth projects, which include the following:

•	an increase of $2.4 million in ad valorem taxes;

•	an increase of $2.2 million in outside services expense; and

•	an increase of $1.3 million in employee-related costs due to higher labor and employee benefit costs; offset partially by

•	a decrease of $1.8 million in materials and supplies.

Operating costs increased for the six months ended June 30, 2015, compared with the same period in 2014, primarily as a result of the completion of our growth projects, which include the following:

•	an increase of $5.6 million in employee-related costs due to higher labor and employee benefit costs;

•	an increase of $5.2 million in outside services expense; and

•	an increase of $2.1 million in ad valorem taxes; offset partially by

•	a decrease of $4.3 million in materials and supplies.

Depreciation and amortization expense increased for the three and six months ended June 30, 2015, compared with the same periods in 2014, due to the completion of growth projects.

Capital expenditures increased for the three and six months ended June 30, 2015, compared with the same periods in 2014, due primarily to the timing of expenditures for our growth projects discussed above.

Selected Operating Information - The following tables set forth selected operating information for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information (a)	2015	2014	2015	2014
Natural gas gathered (BBtu/d)	1,926	1,646	1,867	1,573
Natural gas processed (BBtu/d) (b)	1,677	1,447	1,651	1,358
NGL sales (MBbl/d)	127	98	117	94
Residue natural gas sales (BBtu/d)	864	683	823	626
Realized composite NGL net sales price ($/gallon) (c) (d)	$0.38	$0.96	$0.38	$1.00
Realized condensate net sales price ($/Bbl) (c) (e)	$35.46	$77.46	$32.89	$76.80
Realized residue gas net sales price ($/MMBtu) (c)	$3.38	$4.07	$3.65	$3.85
Average fee rate ($/MMBtu)	$0.39	$0.34	$0.37	$0.36
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.
(c) - Includes the impact of hedging activities on our equity volumes.
(d) - Net of transportation and fractionation costs.
(e) - Net of transportation costs.

Natural gas gathered and processed volumes, NGL sales volumes and residue natural gas sales volumes increased during the three and six months ended June 30, 2015, compared with the same periods in 2014, due to the completion of growth projects in the Williston Basin. The six months ended June 30, 2015, also had increased natural gas gathered and processed volumes, NGL sales volumes and residue natural gas sales volumes, compared with the same period in 2014, primarily due to the completion of growth projects in the Mid-Continent area.

The quantity and composition of NGLs and natural gas will continue to change as our new natural gas processing plants in the Williston Basin are placed in service. In March 2014, our Canadian Valley plant in Oklahoma was completed, which has better ethane rejection capabilities than our other processing plants in the Mid-Continent region. However in June 2015, we reduced the level of ethane rejection in the Rocky Mountain region to address downstream NGL product specifications. We expect the decreased level of ethane rejection to continue.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Equity Volume Information (a)	2015	2014	2015	2014

NGL sales (MBbl/d)	21.1	15.9	19.0	16.8
Condensate sales (MBbl/d)	3.1	3.1	3.1	3.3
Residue natural gas sales (BBtu/d)	155.5	105.3	144.3	96.9
(a) - Includes volumes for consolidated entities only.

Commodity Price Risk - The following tables set forth our Natural Gas Gathering and Processing segment’s hedging information. The tables below reflect the NGLs for propane, normal butane, iso-butane and natural gasoline only since the ethane component of our equity NGL volume is not hedged and not expected to be material to our results of operations. The segment’s hedging information as of July 2015 for our equity volumes is as follows for the periods indicated:

	Six Months Ending December 31, 2015
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	14.1	$0.66	/ gallon	72%
Condensate (MBbl/d) - WTI-NYMEX	2.0	$55.14	/ Bbl	68%
Natural gas (BBtu/d) - NYMEX and basis	123.0	$3.88	/ MMBtu	88%

	Year Ending December 31, 2016
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	3.9	$0.58	/ gallon	18%
Condensate (MBbl/d) - WTI-NYMEX	1.5	$62.65	/ Bbl	45%
Natural gas (BBtu/d) - NYMEX and basis	107.9	$3.10	/ MMBtu	69%

We expect our NGL and natural gas commodity price sensitivity within this segment to increase in the future as our capital projects are completed and volumes increase under POP contracts with our customers. We are actively pursuing opportunities to convert our POP contracts to fee-based contracts or increase the fee component in our POP contracts. Our Natural Gas Gathering and Processing segment’s commodity price sensitivity is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at June 30, 2015, excluding the effects of hedging and assuming normal operating conditions. Our condensate sales are based on the price of crude oil.  We estimate the following:

•	a $0.01 per-gallon change in the composite price of NGLs would change 12-month forward net margin by approximately $4.0 million;

•	a $1.00 per-barrel change in the price of crude oil would change 12-month forward net margin by approximately $1.7 million; and

•	a $0.10 per-MMBtu change in the price of residue natural gas would change 12-month forward net margin by approximately $5.3 million.

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

Powder River Basin - Crude oil and natural gas producers have primarily focused their development efforts on crude oil and NGL-rich supply basins rather than in areas with dry natural gas production, such as the coal-bed methane production areas in the Powder River Basin. The reduced coal-bed methane development activities and production declines in the dry natural gas formations of the Powder River Basin have resulted in lower natural gas volumes available to be gathered. While the reserve potential in the dry natural gas formations of the Powder River Basin still exists, future drilling and development in this area will be affected by commodity prices and producers’ alternative prospects.

The current commodity price environment has caused crude oil and natural gas producers to reduce drilling for crude oil and natural gas, which we expect will slow volume growth or reduce volumes of natural gas delivered to systems owned by our Powder River Basin equity method investments. A continued decline in volumes gathered in the coal-bed methane area of the Powder River Basin may reduce our ability to recover the carrying value of our equity investments in this area and could result in noncash charges to earnings. The net book value of our equity method investments in this dry natural gas area is $212.7 million, which includes $130.5 million of equity method goodwill.

Natural Gas Liquids

Overview - Our Natural Gas Liquids segment owns and operates facilities that gather, fractionate, treat and distribute NGLs and store NGL products, primarily in Oklahoma, Kansas, Texas, New Mexico and the Rocky Mountain region where we provide nondiscretionary services to producers of NGLs.  We own or have an ownership interest in FERC-regulated natural gas liquids gathering and distribution pipelines in Oklahoma, Kansas, Texas, New Mexico, Montana, North Dakota, Wyoming and Colorado, and terminal and storage facilities in Missouri, Nebraska, Iowa and Illinois.  We also own FERC-regulated natural gas liquids distribution and refined petroleum products pipelines in Kansas, Missouri, Nebraska, Iowa, Illinois and Indiana that connect our Mid-Continent assets with Midwest markets, including Chicago, Illinois.  The majority of the pipeline-connected natural gas processing plants in Oklahoma, Kansas and the Texas Panhandle, which extract unfractionated NGLs from unprocessed natural gas, are connected to our gathering systems.  We own and operate truck- and rail-loading and -unloading facilities connected with our natural gas liquids fractionation and pipeline assets and utilized in our NGL marketing activities. In November 2014, we began transporting unfractionated NGLs from natural gas processing plants in the Permian Basin after completion of the West Texas LPG acquisition.

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

Supply growth has resulted in available ethane supplies that are greater than the petrochemical industry’s current demand.  As a result, low or unprofitable price differentials between ethane and natural gas have resulted in ethane rejection at most of our customers’ natural gas processing plants connected to our natural gas liquids gathering system in the Mid-Continent, Permian and Rocky Mountain regions during 2014 and the first half of 2015.  Through ethane rejection, natural gas processors leave much of the ethane component in the natural gas stream sold at the tailgate of natural gas processing plants.  We expect ethane rejection to persist until ethylene producers increase their capacity, with the largest number of additions expected to be completed over the next two to four years, to consume additional ethane feedstock volumes through plant modifications and expansions, and the completion of announced new world-scale ethylene production projects.  Ethane rejection is expected to continue to have a significant impact on our financial results through 2017.  However, our Natural Gas Liquids segment’s integrated assets enable it to mitigate partially the impact of ethane rejection through minimum volume commitments, contract modifications that vary fees for ethane and other NGL products, and our ability to utilize the transportation capacity made available due to ethane rejection to capture additional NGL location price differentials in our optimization activities.  See additional discussion in the “Financial Results and Operating Information” section.

Growth Projects - Our growth strategy in our Natural Gas Liquids segment is focused around the crude oil and NGL-rich natural gas drilling activity in shale and other nonconventional resource areas from the Rocky Mountain region through the Mid-Continent region into Texas and New Mexico.  Increasing crude oil, natural gas and NGL production resulting from this activity; higher petrochemical industry demand for NGL products; and increased exports have resulted in our making additional capital investments to expand our infrastructure to bring these commodities from supply basins to market.  Expansion of the petrochemical industry in the United States is expected to increase ethane demand significantly in the next two to four years, and international demand for NGLs, particularly propane, also is increasing and is expected to continue to do so in the future.

Our Natural Gas Liquids segment is investing in NGL-related projects to accommodate the transportation and fractionation of growing NGL supply from shale and other resource development areas across our asset base and alleviate expected infrastructure constraints between the Mid-Continent and Gulf Coast market centers to meet increasing petrochemical industry and NGL export demand in the Gulf Coast.  Over time, these growing fee-based NGL volumes are expected to fill much of our natural gas liquids pipeline capacity used historically to capture the NGL location price differentials between the two market centers.

We have completed the following growth projects in this segment in 2014 and through the second quarter 2015:

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
(a) - Excludes AFUDC.
(b) - Acquisition.

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
(a) - Excludes AFUDC.

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

Natural gas liquids pipeline and modification of Hutchinson fractionation infrastructure - In April 2015, we completed a new 95-mile natural gas liquids pipeline that connects our existing natural gas liquids fractionation and storage facilities in Hutchinson, Kansas, to similar facilities in Medford, Oklahoma. The project also included modifications to existing natural gas liquids fractionation infrastructure at Hutchinson, Kansas, increasing fractionation capacity by 20 MBbl/d to accommodate additional unfractionated NGLs produced in the Williston Basin.

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

Selected Financial Results - Our Natural Gas Liquids segment’s financial results for the three and six months ended June 30, 2015, reflect the benefits from the following projects and acquisition:

•	the NGL Pipeline and Hutchinson Fractionator infrastructure, which was completed in April 2015;

•	the MB-3 Fractionator, which was completed in December 2014;

•	the West Texas LPG acquisition, which was completed in November 2014;

•	the Bakken NGL Pipeline expansion Phase I, which was completed in September 2014;

•	the Niobrara NGL Lateral, which was completed in September 2014;

•	the Ethane/propane splitter, which was completed in March 2014; and

•	the Sterling III Pipeline and reconfiguration of the Sterling II Pipeline, which were completed in March 2014.

Selected Financial Results - The following table sets forth certain selected financial results for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2015 vs. 2014		2015 vs. 2014
Financial Results	2015	2014	2015	2014	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$1,509.0	$2,405.0	$2,712.1	$4,890.8	$(896.0)	(37%)	$(2,178.7)	(45%)
Exchange service and storage revenues	299.0	243.3	548.6	445.9	55.7	23%	102.7	23%
Transportation revenues	40.9	17.0	84.3	40.4	23.9	*	43.9	*
Cost of sales and fuel	1,535.5	2,399.2	2,764.4	4,842.0	(863.7)	(36%)	(2,077.6)	(43%)
Net margin	313.4	266.1	580.6	535.1	47.3	18%	45.5	9%
Operating costs	77.4	76.0	159.7	141.2	1.4	2%	18.5	13%
Depreciation and amortization	39.4	31.1	78.7	58.2	8.3	27%	20.5	35%
Gain (loss) on sale of assets	(0.1)	—	(0.1)	—	(0.1)	*	(0.1)	*
Operating income	$196.5	$159.0	$342.1	$335.7	$37.5	24%	$6.4	2%
Equity in net earnings from investments	$9.7	$4.5	$16.7	$9.2	$5.2	*	$7.5	82%
Capital expenditures	$59.1	$210.7	$132.6	$483.7	$(151.6)	(72%)	$(351.1)	(73%)
* Percentage change is greater than 100 percent

Crude prices declined sharply in the fourth quarter 2014 and remained relatively low during the first half of 2015, which impacted NGL prices as NGL prices generally are linked to crude oil prices. These price decreases affected our NGL and condensate sales revenue and cost of sales and fuel.

In the first quarter 2014, we experienced increased propane demand and prices, which impacted our results of operations for the three and six months ended June 30, 2014, due to colder than normal weather. In response to increased demand, propane prices at the Mid-Continent market center at Conway, Kansas, increased significantly, compared with propane prices at the Gulf Coast market center at Mont Belvieu, Texas. To help meet the demand and capture the wider location price differentials between these two markets, we utilized our assets to deliver more propane into the Mid-Continent region from the Gulf Coast region. The price of propane in the Mid-Continent market and the wider location price differentials between the Mid-Continent and Gulf Coast market centers peaked in late January 2014 and returned to historical levels by the end of February 2014 as supply and demand balanced.

Net margin increased for the three months ended June 30, 2015, compared with the same period in 2014, primarily as a result of the following:

•
an increase of $57.2 million in exchange-services margins, which resulted primarily from increased volumes from recently connected natural gas processing plants in the Williston Basin, Powder River Basin and Mid-Continent region and higher revenues from customers with minimum volume obligations; and

•	an increase of $22.2 million in transportation margins, primarily from new volumes from the Permian Basin from the West Texas LPG system, which was acquired in November 2014; offset partially by

•	a decrease of $19.1 million related to lower isomerization volumes, resulting from the narrower NGL product price differential between normal butane and iso-butane;

•
a decrease of $9.7 million in optimization and marketing margins, which resulted from a $14.3 million decrease due primarily to narrower realized NGL product price differentials and a $1.0 million decrease in marketing margins, offset partially by a $5.7 million increase due primarily to wider NGL location price differentials;

•	a decrease of $2.3 million resulting from increased ethane rejection, primarily in the Mid-Continent region, which impacted NGL volumes; and

•	a decrease of $1.5 million due to lower operational measurement gains.

Net margin increased for the six months ended June 30, 2015, compared with the same period in 2014, primarily as a result of the following:

•
an increase of $122.2 million in exchange-services margins, which resulted primarily from increased volumes from recently connected natural gas processing plants in the Williston Basin, Powder River Basin and Mid-Continent region; higher fees for exchange-services activities resulting from contract negotiations; and higher revenues from customers with minimum volume obligations; and

•	an increase of $41.0 million in transportation margins, primarily from new volumes from the Permian Basin from the West Texas LPG system, which was acquired in November 2014; offset partially by

•
a decrease of $83.0 million in optimization and marketing margins, which resulted from a $37.0 million decrease due primarily to narrower realized NGL product price differentials; a $13.9 million decrease due primarily to significantly narrower NGL location price differentials; a $17.0 million decrease due to lower optimization volumes; and a $15.0 million decrease in marketing margins. These decreases relate primarily to the increased demand for propane experienced during the first quarter 2014;

•	a decrease of $20.4 million related to lower isomerization volumes, resulting from the narrower NGL product price differential between normal butane and iso-butane;

•	a decrease of $10.5 million resulting from ethane rejection, which impacted NGL volumes; and

•	a decrease of $3.8 million due to lower operational gains.

Operating costs increased for the three months ended June 30, 2015, compared with the same period in 2014, primarily as a result of the completion of our growth projects and acquisitions, and include the following:

•	an increase of $2.3 million due to higher ad valorem taxes; and

•	an increase of $1.8 million due to higher employee-related costs due primarily to higher labor and employee benefit costs; offset partially by

•	a decrease of $3.0 million due to lower outside services expenses due primarily to timing of scheduled maintenance.

Operating costs increased for the six months ended June 30, 2015, compared with the same period in 2014, primarily as a result of the completion of our growth projects and acquisitions, and include the following:

•	an increase of $7.2 million due to higher employee-related costs due primarily to higher labor and employee benefit costs;

•	an increase of $7.0 million due to higher ad valorem taxes; and

•	an increase of $4.3 million due to higher outside services expenses associated primarily with the growth of operations.

Depreciation and amortization expense increased for the three and six months ended June 30, 2015, compared with the same periods in 2014, due to depreciation associated with completed capital projects, including acquisitions.

Equity in net earnings from investments increased for the three and six months ended June 30, 2015, compared with the same periods in 2014, due primarily to higher volumes delivered to Overland Pass Pipeline from our Bakken NGL Pipeline.

Capital expenditures decreased for the three and six months ended June 30, 2015, compared with the same periods in 2014, due primarily to the timing of expenditures for our growth projects discussed above.

Selected Operating Information - The following table sets forth selected operating information for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information	2015	2014	2015	2014
NGL sales (MBbl/d)	723	603	643	583
NGLs transported-gathering lines (MBbl/d) (a)	784	520	746	498
NGLs fractionated (MBbl/d) (b)	554	520	515	496
NGLs transported-distribution lines (MBbl/d) (a)	420	431	404	430
Average Conway-to-Mont Belvieu OPIS price differential - ethane in ethane/propane mix ($/gallon)	$0.02	$0.03	$0.01	$0.08
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.

NGLs transported on gathering lines and NGLs fractionated increased for the three and six months ended June 30, 2015, compared with the same periods in 2014, due to increased volumes from recently connected plants in the Williston Basin, Powder River Basin and Mid-Continent region, and decreased ethane rejection in the Rocky Mountain region beginning in June 2015 due to downstream NGL product specifications, offset partially by increased ethane rejection in the Mid-Continent region. We expect gathered volumes to increase approximately 20 MBbl/d in the Rocky Mountain region due to decreased ethane rejection. NGLs transported on gathering lines also increased significantly for the three and six months ended June 30, 2015, compared with the same periods in 2014, due to new volumes from the Permian Basin transported on the West Texas LPG system, which was acquired in November 2014.

NGLs transported on distribution lines decreased for the six months ended June 30, 2015, compared with the same period in 2014, due primarily to lower volumes transported for our optimization business due to narrow location price differentials between the Conway and Mont Belvieu market centers in the first half of 2015, compared with wider location price differentials in the first quarter 2014, related to the weather-related seasonal demand for propane, and increased ethane rejection during the first half of 2015.

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

Growth Projects - The following projects are in various stages of construction. Roadrunner is a 50 percent-owned joint venture equity method investment project. WesTex is a wholly owned project.

Projects in Progress	Location	Capacity	Approximate Costs (a)	Expected Completion Date
(In millions)
WesTex Transmission Pipeline Expansion	Permian Basin	260 MMcf/d	$70-$100	First quarter 2017
Roadrunner Gas Transmission Pipeline - Equity Method Investment
Phase I (b)	Permian Basin	170 MMcf/d	$200-$220	First quarter 2016
Phase II (b)	Permian Basin	400 MMcf/d	$220-$240	First quarter 2017
Phase III (b)	Permian Basin	70 MMcf/d	$30-$40	2019
Roadrunner Gas Transmission Pipeline Total			$450-$500
(a) - Excludes AFUDC.
(b) - 50-50 joint venture equity method investment. Approximate costs represents total project costs, which are expected to be financed with approximately 50 percent equity contributions and 50 percent debt issued by Roadrunner. We expect to make equity contributions for approximately 25 percent of the total project costs.

Roadrunner - In March 2015, we entered into a 50-50 joint venture with a subsidiary of Fermaca, a Mexico City-based natural gas infrastructure company, to construct a pipeline to transport natural gas from the Permian Basin in West Texas to the Mexican border near El Paso, Texas. The pipeline will connect with our existing natural gas pipeline and storage infrastructure in Texas and is expected to create a platform for future cross-border development opportunities. These integrated assets also are expected to provide markets in Mexico access to upstream supply basins in West Texas and the Mid-Continent region, which adds location and price diversity to their supply mix and supports the plan of Mexico’s national electric utility, Comisión Federal de Electricidad, to replace fuel oil-based power plants with natural gas-fueled power plants, which are more economical and produce fewer GHG emissions.

Roadrunner was fully subscribed in its initial design through an open season process held in December 2014. Precedent agreements representing the initial design capacity have been executed with the Comisión Federal de Electricidad and a Fermaca subsidiary. All transportation agreements will be firm demand charge and will have a term of 25 years. Additional capacity could become available through future expansions depending on the demands of the market.

We will manage the construction of the project and will be the operator of the pipeline upon its completion. The estimated total cost of the project is approximately $450 million to $500 million. In the second quarter 2015, we contributed approximately $33.2 million to Roadrunner, which is generally being used for acquisition of right-of-way, pipe and materials.

WesTex Pipeline Expansion - In July 2015, we announced we will expand the capacity of the WesTex intrastate natural gas pipeline by constructing two new compressor stations and upgrading or expanding three existing compressor stations. The expansion project is approximately 90 percent subscribed with long-term firm demand charge transportation contracts and will complement the Roadrunner pipeline project. Together, these projects provide markets in Mexico access to upstream supply basins in West Texas and the Mid-Continent region.

Selected Financial Results - The following table sets forth certain selected financial results for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2015 vs. 2014		2015 vs. 2014
Financial Results	2015	2014	2015	2014	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$62.2	$66.4	$129.8	$140.4	$(4.2)	(6%)	$(10.6)	(8%)
Storage revenues	15.2	12.6	28.1	36.0	2.6	21%	(7.9)	(22%)
Natural gas sales and other revenues	2.7	3.0	5.7	10.4	(0.3)	(10%)	(4.7)	(45%)
Cost of sales	6.0	6.5	20.4	17.8	(0.5)	(8%)	2.6	15%
Net margin	74.1	75.5	143.2	169.0	(1.4)	(2%)	(25.8)	(15%)
Operating costs	25.2	27.3	52.4	54.8	(2.1)	(8%)	(2.4)	(4%)
Depreciation and amortization	10.8	10.9	21.6	21.7	(0.1)	(1%)	(0.1)	—%
Gain (loss) on sale of assets	—	—	—	(0.1)	—	—%	0.1	(100%)
Operating income	$38.1	$37.3	$69.2	$92.4	$0.8	2%	$(23.2)	(25%)
Equity in net earnings from investments	$15.4	$15.9	$35.1	$39.3	$(0.5)	(3%)	$(4.2)	(11%)
Capital expenditures	$15.6	$8.7	$25.2	$15.3	$6.9	79%	$9.9	65%
Cash paid for acquisitions	$—	$—	$—	$14.0	$—	—%	$(14.0)	(100%)

Net margin decreased for the three months ended June 30, 2015, compared with the same period in 2014, primarily as a result of the following:

•	a decrease of $2.9 million from lower net retained fuel due to lower natural gas prices and lower natural gas volumes retained; offset partially by

•	an increase of $1.3 million due to higher storage revenues from increased rates.

Net margin decreased for the six months ended June 30, 2015, compared with the same period in 2014, primarily as a result of the following:

•
a decrease of $13.0 million from lower short-term natural gas storage services due primarily to increased weather-related seasonal demand associated with severely cold weather in the first quarter 2014;

•	a decrease of $9.1 million from lower net retained fuel due to lower natural gas prices and lower natural gas volumes retained;

•
a decrease of $4.9 million due to decreased park-and-loan services on our interstate pipelines as a result of increased weather-related seasonal demand due to severely cold weather in the first quarter 2014; and

•	a decrease of $3.2 million due to lower storage revenues from lower contracted firm capacity offset partially by increased rates; offset partially by

•	an increase of $4.6 million due to higher transportation revenues, primarily from increased rates on intrastate pipelines and higher rates on Viking Gas Transmission Company.

Operating costs decreased for the three and six months ended June 30, 2015, compared with the same periods in 2014, primarily as a result of lower materials and supplies expense.

Equity in net earnings from investments decreased for the six months ended June 30, 2015, compared with the same period in 2014, due primarily to decreased park-and-loan services on Northern Border Pipeline resulting from increased weather-related seasonal demand due to severely cold weather in the first quarter 2014.

Capital expenditures increased for the three and six months ended June 30, 2015, compared with the same periods in 2014, due primarily to an increase in planned routine growth and maintenance projects.

Selected Operating Information - The following table sets forth selected operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information (a)	2015	2014	2015	2014
Natural gas transportation capacity contracted (MDth/d)	5,714	5,691	5,826	5,778
Transportation capacity contracted	90%	90%	92%	91%
Average natural gas price
Mid-Continent region ($/MMBtu)	$2.48	$4.36	$2.55	$4.98
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

Northern Border Pipeline, in which we have a 50 percent ownership interest, has contracted substantially all of its long-haul transportation capacity through March 2016.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure of the Partnership’s financial performance. Adjusted EBITDA is defined as net income adjusted for interest expense, depreciation and amortization, impairment charges, income taxes and allowance for equity funds used during construction and other certain noncash items. We believe this non-GAAP financial measure is useful to investors because it is used by many companies in our industry as a measurement of financial performance and is commonly employed by financial analysts and others to evaluate our financial performance and to compare our financial performance with the performance of other publicly traded partnerships within our industry. Management also uses Adjusted EBITDA to evaluate the performance of the partnership as a whole. Adjusted EBITDA should not be considered an alternative to net income, earnings per unit or any other measure of financial performance presented in accordance with GAAP. Additionally, this calculation may not be comparable with similarly titled measures of other companies.

A reconciliation of Adjusted EBITDA for the three and six months ended June 30, 2015 and 2014, to net income, which is the nearest comparable GAAP financial measure, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2015	2014	2015	2014
Reconciliation of Net Income to Adjusted EBITDA	(Thousands of dollars)
Net income	$211,610	$214,511	$358,642	$479,979
Interest expense	86,492	73,008	167,201	141,284
Depreciation and amortization	86,199	71,447	172,046	138,182
Income taxes	2,476	3,194	5,236	7,375
Allowance for equity funds used during construction and other noncash items	500	(1,253)	8,450	(12,224)
Adjusted EBITDA	$387,277	$360,907	$711,575	$754,596

Adjusted EBITDA increased for the three months ended June 30, 2015, and decreased for the six months ended June 30, 2015, compared with the same periods in 2014, due primarily to changes in operating income, depreciation and interest expense. Operating costs and depreciation and amortization expense increased for the three and six months ended June 30, 2015, compared with the same periods in 2014, due primarily to the growth of our operations related to our completed capital projects and acquisitions. Interest expense increased for the three and six months ended June 30, 2015, compared with the same periods in 2014, due primarily to higher short-term borrowings and rates, lower capitalized interest due to capital growth projects completed and placed in service in 2014, and interest costs from our $800 million debt issuance in March 2015. See also the discussion in “Financial Results and Operating Information.”

CONTINGENCIES

Legal Proceedings - We are a party to various litigation matters and claims that have arisen in the normal course of our operations. While the results of these litigation matters and claims cannot be predicted with certainty, we believe the reasonably possible losses from such matters, individually and in the aggregate, are not material. Additionally, we believe the probable final outcome of such matters will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

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

We use hedges to partially mitigate our near-term sensitivity to fluctuations in the natural gas, crude oil and NGL prices received for our equity volumes. See further discussion of our hedged volumes in the “Commodity Price Risk” section in our Natural Gas Gathering and Processing segment.

We expect the energy commodity price environment to remain depressed for at least the near term, including through the remainder of 2015, with a modest recovery in 2016. The current commodity price environment has caused crude oil and natural gas producers to reduce drilling for crude oil and natural gas, which we expect will continue to slow volume growth, or reduce the volumes of natural gas and NGLs delivered on to our systems. These conditions are expected to significantly impact our results of operations and cash flows. We have minimum volume or firm demand charge agreements that mitigate partially our volumetric risk; however, if the current energy commodity price environment persists for a prolonged period or declines further, it could have a material adverse effect on our financial position, results of operations and cash flows.

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

We expect the low commodity prices to continue to impact our volumes and margins in the second half of 2015, and we are responding by aligning our operating costs and capital-growth projects with the needs of crude oil and natural gas producers, which includes suspending, reducing or eliminating certain capital-growth projects, limiting increases of distributions to our limited partners and negotiating various contract enhancements. We continue to seek opportunities to convert our POP contracts to fee-based contracts or increase the fee component in our POP contracts.

Our ability to continue to access capital markets for debt and equity financing under reasonable terms depends on our financial condition, credit ratings and market conditions. The decline in commodity prices and reductions in our volume growth outlook have resulted in a decrease in our common unit price, which is expected to increase our debt and equity financing costs. While lower commodity prices and industry uncertainty may result in increased financing costs, we believe we have sufficient access to the financial resources and liquidity, including access to public or private markets for equity and/or debt, necessary to meet our requirements for working capital, debt service payments and capital expenditures.

In the first six months of 2015, we utilized cash from operations, our commercial paper program, our March 2015 senior notes offering, our “at-the-market” equity program and distributions received for our equity-method investments to fund our short-term liquidity needs and capital projects. See discussion under “Short-term Liquidity” and “Long-term Financing” for more information.

Capital Structure - The following table sets forth our capitalization structure at the dates indicated:

	June 30,	December 31,
	2015	2014
Long-term debt	53%	50%
Equity	47%	50%
Debt (including notes payable)	56%	54%
Equity	44%	46%

Cash Management - We use a centralized cash management program that concentrates the cash assets of our operating subsidiaries in joint accounts for the purposes of providing financial flexibility and lowering the cost of borrowing, transaction costs and bank fees.  Our centralized cash management program provides that funds in excess of the daily needs of our operating subsidiaries are concentrated, consolidated or otherwise made available for use by other entities within our consolidated group. Our operating subsidiaries participate in this program to the extent they are permitted pursuant to FERC regulations or our operating agreement.  Under the cash management program, depending on whether a participating subsidiary has short-term cash surpluses or cash requirements, the Intermediate Partnership provides cash to the subsidiary or the subsidiary provides cash to the Intermediate Partnership.
Short-term Liquidity - Our principal sources of short-term liquidity consist of cash generated from operating activities, distributions received from our equity method investments and proceeds from our commercial paper program and our “at-the-market” equity program. To the extent commercial paper is unavailable, our Partnership Credit Agreement may be used.

At June 30, 2015, we had $870.5 million in commercial paper outstanding, $14.0 million in letters of credit issued and no borrowings outstanding under our Partnership Credit Agreement.  At June 30, 2015, we had approximately $53.1 million of cash and cash equivalents and approximately $1.5 billion of credit available under the Partnership Credit Agreement.

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

Our Partnership Credit Agreement contains certain financial, operational and legal covenants.  Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our Partnership Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1.  If we consummate one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter in which the acquisition was completed and the two following quarters.  As a result of the West Texas LPG acquisition we completed in the fourth quarter 2014, the allowable ratio of indebtedness to adjusted EBITDA increased to 5.5 to 1 through the second quarter 2015. If we were to breach certain covenants in our Partnership Credit Agreement, amounts outstanding under our Partnership Credit Agreement, if any, may become due and payable immediately.  At June 30, 2015, our ratio of indebtedness to adjusted EBITDA was 4.5 to 1, and we were in compliance with all covenants under our Partnership Credit Agreement.

At June 30, 2015, we could have issued $1.6 billion of short- and long-term debt to meet our liquidity needs under the most restrictive provisions contained in our various borrowing agreements. Had the allowable ratio of indebtedness to adjusted EBITDA been 5.0 to 1, which we expect it to be on September 30, 2015, we could have issued approximately $800 million of short- and long-term debt as of June 30, 2015.

Borrowings under our Partnership Credit Agreement and our senior notes are nonrecourse to ONEOK, and ONEOK does not guarantee our debt, commercial paper or other similar commitments.

Long-term Financing - In addition to our principal sources of short-term liquidity discussed above, we expect to fund our longer-term cash requirements by issuing common units or long-term notes.  Other options to obtain financing include, but are not limited to, issuance of convertible debt securities, asset securitization and the sale and lease-back of facilities.

Our ability to obtain financing is subject to changes in the debt and equity markets, and there is no assurance we will be able or willing to access the public or private markets in the future. We may choose to meet our cash requirements by utilizing some combination of cash flows from operations, borrowing under our commercial paper program or our Partnership Credit Agreement, altering the timing of controllable expenditures, restricting future acquisitions and capital projects, selling assets or pursuing other debt or equity financing alternatives. Some of these alternatives could result in higher costs or negatively affect our credit ratings, among other factors. Based on our investment-grade credit ratings, general financial condition and expectations regarding our future earnings and projected cash flows, we believe that we will be able to meet our cash requirements and maintain investment-grade credit ratings.

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

Debt Maturity - Our $650 million, 3.25 percent senior notes mature on February 1, 2016. The carrying amount of these notes is reflected in current portion of long-term debt on our Consolidated Balance Sheet as of June 30, 2015. We expect to refinance this debt.

Equity Issuances - We have an “at-the-market” equity program for the offer and sale from time to time of our common units, up to an aggregate amount of $650 million. The program allows us to offer and sell our common units at prices we deem appropriate through a sales agent. Sales of common units are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common units under the program. At June 30, 2015, we had approximately $238 million of registered common units available for issuance under our “at-the-market” equity program.

During the three months ended June 30, 2015, we sold approximately 5.5 million common units through our “at-the-market” equity program. The gross proceeds, including ONEOK Partners GP’s contribution to maintain its 2 percent general partner interest in us, were approximately $210.0 million. Net cash proceeds, after deducting agent commissions and other related costs, were approximately $208.1 million, which were used for general partnership purposes, including repayment of commercial paper borrowings.

During the six months ended June 30, 2015, we sold approximately 7.2 million common units through our “at-the-market” equity program. The gross proceeds, including ONEOK Partners GP’s contribution to maintain its 2 percent general partner interest in us, were approximately $282.3 million. Net cash proceeds, after deducting agent commissions and other related costs, were approximately $279.7 million, which were used for general partnership purposes, including repayment of commercial paper borrowings.

As a result of these transactions, ONEOK’s aggregate ownership interest in us decreased to 36.8 percent at June 30, 2015, from 37.8 percent at December 31, 2014.

In May 2014, we completed an underwritten public offering of approximately 13.9 million common units at a public offering price of $52.94 per common unit, generating net proceeds of approximately $714.5 million. In conjunction with this issuance, ONEOK Partners GP contributed approximately $15.0 million in order to maintain its 2 percent general partner interest in us. We used the proceeds for general partnership purposes, including capital expenditures and repayment of commercial paper borrowings.

During the three months ended June 30, 2014, we sold approximately 1.9 million common units through our “at-the-market” equity program. The net proceeds, including ONEOK Partners GP’s contribution to maintain its 2 percent general partner interest in us, were approximately $107.6 million, which were used for general partnership purposes.

During the six months ended June 30, 2014, we sold approximately 3.0 million common units through our “at-the-market” equity program. Net cash proceeds, including ONEOK Partners GP’s contribution to maintain its 2 percent general partner interest in us, were approximately $164.1 million, which were used for general partnership purposes.

Interest-rate Swaps - We have entered into forward-starting interest-rate swaps to hedge the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. Upon our debt issuance in March 2015, we paid $55.1 million to settle $500 million of our interest-rate swaps. At June 30, 2015, we had forward-starting interest-rate swaps with notional amounts totaling $400 million that were designated as cash flow hedges and have settlement dates greater than 12 months.

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

Capital expenditures were $628.4 million and $792.4 million for the six months ended June 30, 2015 and 2014, respectively.

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

Recent declines in the energy commodity price environment and its impact on our results of operations and cash flows could cause the credit rating agencies to downgrade our credit ratings. If our credit ratings were downgraded, our cost to borrow funds under our commercial paper program or Partnership Credit Agreement would increase, and a potential loss of access to the commercial paper market could occur. In the event that we are unable to borrow funds under our commercial paper program and there has not been a material adverse change in our business, we would continue to have access to our Partnership Credit Agreement, which expires in January 2019. An adverse credit rating change alone is not a default under our Partnership Credit Agreement.

In the normal course of business, our counterparties provide us with secured and unsecured credit.  In the event of a downgrade in our credit ratings or a significant change in our counterparties’ evaluation of our creditworthiness, we could be required to provide additional collateral in the form of cash, letters of credit or other negotiable instruments as a condition of continuing to conduct business with such counterparties. We may be required to fund margin requirements with our counterparties with cash, letters of credit or other negotiable instruments. There were no financial derivative instruments with contingent features related to credit risk that were in a net liability position at June 30, 2015.

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

The following table sets forth cash distributions paid, including our general partner’s incentive distribution rights, during the periods indicated:

	Six Months Ended
	June 30,
	2015	2014
	(Millions of dollars)
Common unitholders	$287.1	$235.4
Class B unitholders	115.3	107.7
General partner	191.0	150.0
Noncontrolling interests	4.7	0.1
Total cash distributions paid	$598.1	$493.2

In the six months ended June 30, 2015 and 2014, cash distributions paid to our general partner included incentive distributions of $179.2 million and $140.2 million, respectively.

In July 2015, our general partner declared a cash distribution of $0.79 per unit ($3.16 per unit on an annualized basis) for the second quarter 2015, which will be paid on August 14, 2015, to unitholders of record at the close of business on August 3, 2015.

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

CASH FLOW ANALYSIS

We use the indirect method to prepare our Consolidated Statements of Cash Flows.  Under this method, we reconcile net income to cash flows provided by operating activities by adjusting net income for those items that affect net income but do not result in actual cash receipts or payments during the period and for operating cash items that do not impact net income.  These reconciling items include depreciation and amortization, allowance for equity funds used during construction, gain or loss on sale of assets, deferred income taxes, equity in net earnings from investments, distributions received from unconsolidated affiliates, other amounts and changes in our assets and liabilities not classified as investing or financing activities.

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

			Variances
	Six Months Ended		2015 vs. 2014
	June 30,		Increase (Decrease)
	2015	2014
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$380.3	$534.1	$(153.8)
Investing activities	(654.7)	(790.7)	136.0
Financing activities	285.0	400.1	(115.1)
Change in cash and cash equivalents	10.6	143.5	(132.9)
Cash and cash equivalents at beginning of period	42.5	134.5	(92.0)
Cash and cash equivalents at end of period	$53.1	$278.0	$(224.9)

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

Cash flows from operating activities, before changes in operating assets and liabilities, were $534.0 million for the six months ended June 30, 2015, compared with $611.4 million for the same period in 2014.  The decrease is due primarily to a decrease in net margin attributable to lower commodity prices in 2015 and increases in operating costs and interest expense, as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities decreased operating cash flows $153.7 million for the six months ended June 30, 2015, compared with a decrease of $77.3 million for the same period in 2014.  This change is due primarily to the change in accounts receivable and accounts payable resulting from the timing of receipt of cash from customers and payments to vendors and suppliers, which vary from period to period and vary with changes in commodities prices. In the first quarter 2015, we also paid $55.1 million to settle forward-starting interest-rate swaps in connection with our March 2015 debt offering.

Investing Cash Flows - Cash used in investing activities decreased to $654.7 million for the six months ended June 30, 2015, compared with $790.7 million for the same period in 2014, due primarily to the completion of growth projects in 2014 and the timing of capital expenditures for our growth projects in our Natural Gas Gathering and Processing and Natural Gas Liquids segments, offset partially by contributions made to Roadrunner in 2015. We also had an acquisition in the first quarter 2014 in our Natural Gas Pipelines segment.

Financing Cash Flows - Cash provided by financing activities was $285.0 million for the six months ended June 30, 2015, compared with cash provided by financing activities of $400.1 million for the six months ended June 30, 2014. During the six months ended June 30, 2015, we raised additional capital of approximately $1.1 billion through both debt and equity issuances, and during the six months ended June 30, 2014, we raised additional capital of approximately $897 million through equity issuances. These increases in financing cash inflows for the six months ended June 30, 2015, compared with the same period in 2014, were offset partially by repayment of notes payable and increased distributions paid due to a higher number of units outstanding for the period.

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

In April 2014, the EPA and the United States Army Corps of Engineers proposed a joint rule-making to redefine the definition of “Waters of the United States” under the Clean Water Act. The final rule was published on June 29, 2015, and becomes effective on August 28, 2015. The final rule is not expected to result in material impacts on our projects, facilities and operations.

The EPA’s “Tailoring Rule” regulates GHG emissions at new or modified facilities that meet certain criteria. Affected facilities are required to review BACT, conduct air-quality analysis, impact analysis and public reviews with respect to such emissions.  At current emission threshold levels, this rule has had a minimal impact on our existing facilities. In addition, on June 23, 2014, the Supreme Court, in a case styled, Utility Air Regulatory Group v. EPA, 530 U.S. (2014), held that an industrial facility’s potential to emit GHG emissions alone cannot subject a facility to the permitting requirements for major stationary source provisions of the Clean Air Act. The decision invalidated the EPA’s current Triggering and Tailoring Rule for GHG PSD and Title V requirements as applied to facilities considered major sources only for GHGs (referred to as Step 2 sources). However, the Supreme Court also ruled that to the extent a source pursues a capital project (new construction or expansion of existing facility), which otherwise subjects the source to major source PSD permitting for conventional criteria pollutants, the permitting authorities may impose BACT analysis and emission limits for GHGs from those sources.

In April 2015, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit), on remand from the Supreme Court, issued its further Order following the Supreme Court’s decision in Utility Air Regulatory Group v. EPA. The D.C. Circuit’s Order included the following: (1) it formally vacated EPA regulations implementing the Tailoring Rule to the extent that they require a stationary source to obtain a PSD or Title V permit based solely on the source’s GHG emissions; and (2) ordered the EPA to consider whether any further revisions to its regulations are appropriate in light of the Supreme Court’s decision. On April 30, 2015, the EPA issued a direct final rule to allow for the rescission of Clean Air Act PSD permits issued by the EPA or delegated state and local permitting authorities under Step 2 of the GHG Tailoring Rule. The direct final rule is effective on July 6, 2015, unless adverse comments were received by the EPA on or before June 8th. The EPA has not yet confirmed whether adverse comments were received on the direct final rule. Given this, we consider the direct final rule effective as of July 6, unless the EPA issues a notice of retraction. We do not expect the direct final rule to have a material impact on our existing operations or design decisions for new project applications.

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

Proposed amendments to the rule were published in March 2015. The EPA has indicated that further amendments will be issued in 2015 as part of the President’s Methane Strategy. We do not anticipate a material impact to our anticipated capital, operations and maintenance costs resulting from compliance with the current or pending regulations. However, the EPA may issue additional responses, amendments and/or policy guidance on the final rule, which could alter our present expectations. Generally, the NSPS rule will require expenditures for updated emissions controls, monitoring and record-keeping requirements at affected facilities in the crude oil and natural gas industry. We do not expect these expenditures will have a material impact on our results of operations, financial position or cash flows.

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

•	difficulties or delays experienced by trucks, railroads or pipelines in delivering products to or from our terminals or pipelines;

•	changes in demand for the use of natural gas, NGLs and crude oil because of market conditions caused by concerns about climate change;

•	conflicts of interest between us, our general partner, ONEOK Partners GP, and related parties of ONEOK Partners GP;

•	the impact of unforeseen changes in interest rates, equity markets, inflation rates, economic recession and other external factors over which we have no control;

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

INTEREST-RATE RISK

We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps.  Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. At June 30, 2015, and December 31, 2014, we had forward-starting interest-rate swaps with notional amounts totaling $400 million and $900 million, respectively, that have been designated as cash flow hedges of the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. Future issuances of long-term debt could be impacted by increases in interest rates, which could result in higher interest costs. At June 30, 2015, we had $7.0 million of derivative assets and no derivative liabilities related to these interest-rate swaps. At December 31, 2014, we had derivative assets of $2.3 million and derivative liabilities of $44.8 million related to these interest-rate swaps.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014; (iv) Consolidated Balance Sheets at June 30, 2015, and December 31, 2014; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; (vi) Consolidated Statement of Changes in Equity for the six months ended June 30, 2015; and (vii) Notes to Consolidated Financial Statements.  We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

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

ONEOK Partners, L.P.
	By:	ONEOK Partners GP, L.L.C., its General Partner

Date: August 5, 2015		By:	/s/ Derek S. Reiners
Derek S. Reiners
Senior Vice President,
Chief Financial Officer and Treasurer
(Signing on behalf of the Registrant)