Form 10-Q
period 2015-09-30
ONEOK Partners LP
filed 2015-11-05
CIK 909281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2015
Common units	212,837,980 units
Class B units	72,988,252 units

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2015	2014	2015	2014
	(Thousands of dollars, except per unit amounts)
Revenues
Commodity sales	$1,484,350	$2,754,495	$4,642,320	$8,276,333
Services	414,068	364,874	1,188,364	1,071,074
Total revenues	1,898,418	3,119,369	5,830,684	9,347,407
Cost of sales and fuel	1,360,809	2,583,204	4,307,766	7,807,275
Net margin	537,609	536,165	1,522,918	1,540,132
Operating expenses
Operations and maintenance	145,933	152,533	444,185	425,715
Depreciation and amortization	87,517	73,901	259,563	212,083
General taxes	16,158	18,252	62,677	55,898
Total operating expenses	249,608	244,686	766,425	693,696
Gain (loss) on sale of assets	(443)	1,534	(327)	1,533
Operating income	287,558	293,013	756,166	847,969
Equity in net earnings (loss) from investments (Note J)	32,244	(52,347)	93,205	6,747
Allowance for equity funds used during construction	177	1,723	1,718	13,947
Other income	41	79	106	3,003
Other expense	(3,845)	(2,496)	(3,941)	(3,056)
Interest expense (net of capitalized interest of $8,851, $14,303, $26,008 and $41,446, respectively)	(86,666)	(70,060)	(253,867)	(211,344)
Income before income taxes	229,509	169,912	593,387	657,266
Income tax (expense) benefit	156	(2,592)	(5,080)	(9,967)
Net income	229,665	167,320	588,307	647,299
Less: Net income attributable to noncontrolling interests	2,704	73	5,982	226
Net income attributable to ONEOK Partners, L.P.	$226,961	$167,247	$582,325	$647,073
Limited partners’ interest in net income:
Net income attributable to ONEOK Partners, L.P.	$226,961	$167,247	$582,325	$647,073
General partner’s interest in net income	(105,078)	(87,796)	(293,868)	(249,697)
Limited partners’ interest in net income	$121,883	$79,451	$288,457	$397,376
Limited partners’ net income per unit, basic and diluted (Note I)	$0.45	$0.32	$1.10	$1.65
Number of units used in computation (thousands)	272,046	249,091	261,100	240,604
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2015	2014	2015	2014
	(Thousands of dollars)
Net income	$229,665	$167,320	$588,307	$647,299
Other comprehensive income (loss)
Unrealized gains (losses) on risk-management assets/liabilities	15,949	7,378	21,373	(81,592)
Realized (gains) losses recognized in net income	(19,094)	3,003	(43,785)	39,845
Total other comprehensive income (loss)	(3,145)	10,381	(22,412)	(41,747)
Comprehensive income	226,520	177,701	565,895	605,552
Less: Comprehensive income attributable to noncontrolling interests	2,704	73	5,982	226
Comprehensive income attributable to ONEOK Partners, L.P.	$223,816	$177,628	$559,913	$605,326
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
(Unaudited)	2015	2014
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$7,263	$42,530
Accounts receivable, net	584,309	735,830
Affiliate receivables	4,764	8,553
Natural gas and natural gas liquids in storage	142,308	134,134
Commodity imbalances	30,602	64,788
Materials and supplies	62,604	55,833
Other current assets	53,261	44,385
Total current assets	885,111	1,086,053
Property, plant and equipment
Property, plant and equipment	14,234,678	13,377,617
Accumulated depreciation and amortization	2,075,061	1,842,084
Net property, plant and equipment	12,159,617	11,535,533
Investments and other assets
Investments in unconsolidated affiliates	1,137,059	1,132,653
Goodwill and intangible assets	827,852	822,358
Other assets	21,405	23,803
Total investments and other assets	1,986,316	1,978,814
Total assets	$15,031,044	$14,600,400
Liabilities and equity
Current liabilities
Current maturities of long-term debt (Note F)	$657,650	$7,650
Notes payable (Note E)	287,272	1,055,296
Accounts payable	612,939	874,692
Affiliate payables	21,318	36,106
Commodity imbalances	96,192	104,650
Accrued interest	89,498	91,990
Other current liabilities	141,493	165,672
Total current liabilities	1,906,362	2,336,056
Long-term debt, excluding current maturities	6,145,603	6,004,232
Deferred credits and other liabilities	155,607	141,337
Commitments and contingencies (Note L)
Equity (Note G)
ONEOK Partners, L.P. partners’ equity:
General partner	237,860	211,914
Common units: 212,837,980 and 180,826,973 units issued and outstanding at September 30, 2015, and December 31, 2014, respectively	5,252,840	4,456,372
Class B units: 72,988,252 units issued and outstanding at September 30, 2015, and December 31, 2014	1,281,731	1,374,375
Accumulated other comprehensive loss (Note H)	(114,235)	(91,823)
Total ONEOK Partners, L.P. partners’ equity	6,658,196	5,950,838
Noncontrolling interests in consolidated subsidiaries	165,276	167,937
Total equity	6,823,472	6,118,775
Total liabilities and equity	$15,031,044	$14,600,400
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended
	September 30,
(Unaudited)	2015	2014
	(Thousands of dollars)
Operating activities
Net income	$588,307	$647,299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	259,563	212,083
Allowance for equity funds used during construction	(1,718)	(13,947)
Loss (gain) on sale of assets	327	(1,533)
Deferred income taxes	4,309	4,397
Equity in net earnings from investments	(93,205)	(6,747)
Distributions received from unconsolidated affiliates	92,042	84,298
Changes in assets and liabilities:
Accounts receivable	149,776	159,829
Affiliate receivables	3,789	3,256
Natural gas and natural gas liquids in storage	(8,174)	(150,059)
Accounts payable	(182,985)	(33,945)
Affiliate payables	(14,788)	(18,076)
Commodity imbalances, net	25,728	(36,094)
Accrued interest	(2,492)	(4,663)
Risk-management assets and liabilities	(46,267)	3,438
Other assets and liabilities, net	(27,186)	37,519
Cash provided by operating activities	747,026	887,055
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(928,870)	(1,172,950)
Cash paid for acquisitions	—	(14,000)
Contributions to unconsolidated affiliates	(27,540)	(1,063)
Distributions received from unconsolidated affiliates in excess of cumulative earnings	25,111	24,925
Proceeds from sale of assets	3,171	2,388
Other	(12,607)	—
Cash used in investing activities	(940,735)	(1,160,700)
Financing activities
Cash distributions:
General and limited partners	(897,474)	(768,094)
Noncontrolling interests	(8,192)	(353)
Borrowing (repayment) of notes payable, net	(768,024)	—
Issuance of long-term debt, net of discounts	798,896	—
Debt financing costs	(7,676)	—
Repayment of long-term debt	(5,738)	(5,738)
Issuance of common units, net of issuance costs	1,025,660	947,472
Contribution from general partner	20,990	19,857
Cash provided by financing activities	158,442	193,144
Change in cash and cash equivalents	(35,267)	(80,501)
Cash and cash equivalents at beginning of period	42,530	134,530
Cash and cash equivalents at end of period	$7,263	$54,029
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	ONEOK Partners, L.P. Partners’ Equity
(Unaudited)	Common Units	Class B Units	General Partner	Common Units
	(Units)		(Thousands of dollars)
January 1, 2015	180,826,973	72,988,252	$211,914	$4,456,372
Net income	—	—	293,868	208,119
Other comprehensive income (loss) (Note H)	—	—	—	—
Issuance of common units (Note G)	32,011,007	—	—	1,023,915
Contribution from general partner (Note G)	—	—	20,990	—
Distributions paid (Note G)	—	—	(288,912)	(435,580)
Other	—	—	—	14
September 30, 2015	212,837,980	72,988,252	$237,860	$5,252,840

	ONEOK Partners, L.P. Partners’ Equity
(Unaudited)	Common Units	Class B Units	General Partner	Common Units
	(Units)		(Thousands of dollars)
January 1, 2014	159,007,854	72,988,252	$170,561	$3,459,920
Net income	—	—	249,697	274,963
Other comprehensive income (loss) (Note H)	—	—	—	—
Issuance of common units (Note G)	18,346,627	—	—	955,108
Contribution from general partner (Note G)	—	—	19,760	—
Distributions paid (Note G)	—	—	(235,908)	(369,057)
September 30, 2014	177,354,481	72,988,252	$204,110	$4,320,934

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Continued)
	ONEOK Partners, L.P. Partners’ Equity
(Unaudited)	Class B Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
January 1, 2015	$1,374,375	$(91,823)	$167,937	$6,118,775
Net income	80,338	—	5,982	588,307
Other comprehensive income (loss) (Note H)	—	(22,412)	—	(22,412)
Issuance of common units (Note G)	—	—	—	1,023,915
Contribution from general partner (Note G)	—	—	—	20,990
Distributions paid (Note G)	(172,982)	—	(8,192)	(905,666)
Other	—	—	(451)	(437)
September 30, 2015	$1,281,731	$(114,235)	$165,276	$6,823,472

	ONEOK Partners, L.P. Partners’ Equity
(Unaudited)	Class B Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
January 1, 2014	$1,422,516	$(58,837)	$4,536	$4,998,696
Net income	122,413	—	226	647,299
Other comprehensive income (loss) (Note H)	—	(41,747)	—	(41,747)
Issuance of common units (Note G)	—	—	—	955,108
Contribution from general partner (Note G)	—	—	—	19,760
Distributions paid (Note G)	(163,129)	—	(353)	(768,447)
September 30, 2014	$1,381,800	$(100,584)	$4,409	$5,810,669

See accompanying Notes to Consolidated Financial Statements.

ONEOK PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Goodwill Impairment Test - We assess our goodwill for impairment at least annually on July 1, unless events or changes in circumstances indicate an impairment may have occurred before that time.  At July 1, 2015, we assessed qualitative factors to determine whether it was more likely than not that the fair value of each of our reporting units was less than its carrying amount. Due to the current commodity price environment, we elected to perform a quantitative assessment, or Step 1 analysis, to test our goodwill for impairment.  The assessment included our current commodity price assumptions, expected contractual terms, anticipated operating costs and volume estimates.  Our goodwill impairment analysis performed as of July 1, 2015, did not result in an impairment charge nor did our analysis reflect any reporting units at risk.  In each reporting unit, the fair value substantially exceeded the carrying value. Subsequent to that date, no event has occurred indicating that the implied fair value of each of our reporting units is less than the carrying value of its net assets.

Recently Issued Accounting Standards Update - In March 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, “Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting,” which amended the SEC paragraphs of ASC Subtopic 835-30 to include the language from the SEC Staff Announcement indicating that the SEC would not object to presenting deferred debt issuance costs related to line-of-credit agreements as assets and subsequently amortizing the deferred debt issuance costs ratably over the term of the agreement. This guidance is effective for public companies for fiscal years beginning after December 15, 2015, with early adoption permitted. We elected to adopt this guidance beginning in the second quarter 2015. Retrospective adjustment of prior periods presented was required. Therefore, the December 31, 2014, balance sheet was recast to reclassify $34.1 million of debt issuance costs from other assets to long-term debt. The impact of adopting this guidance was not material.

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

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments,” which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendment also requires the acquirer to record the income statement effects of changes to provisional amounts in the financial statements in the period in which the adjustments occurred. This guidance is effective for public companies for fiscal years beginning after December 15, 2015, with early adoption permitted. We expect to adopt this guidance in the first quarter 2016, and it could impact us in the future if we complete any acquisitions with subsequent measurement period adjustments.

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

In August 2014, the FASB issued ASU 2014-15, “Going Concern,” which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The standard applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We expect to adopt this guidance beginning in the fourth quarter 2016, and we do not expect it to materially impact us.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which outlines the principles an entity must apply to measure and recognize revenue for entities that enter into contracts to provide goods or services to their customers. The core principle is that an entity should recognize revenue at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to a customer. The amendment also requires more extensive disaggregated revenue disclosures in interim and annual financial statements. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” that deferred the effective date of ASU 2014-09 by one year. This update is now effective for interim and annual periods that begin after December 15, 2017, with either retrospective application for all periods presented or retrospective application with a cumulative effect adjustment. We expect to adopt this guidance beginning in the first quarter 2018, and we are evaluating the impact on us.

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

Our consolidated balance sheet as of September 30, 2015, reflects the final purchase price allocation. Adjustments to the preliminary purchase price allocation reported in Note B in the Notes to the Consolidated Financial Statements in our Annual Report were not material. Therefore, prior period financial statements have not been recast.

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

•
Level 3 - fair value measurements are based on inputs that may include one or more unobservable inputs, including natural gas basis and NGL price curves that incorporate observable and unobservable market data from broker quotes, third-party pricing services, market volatilities derived from the most recent NYMEX close spot prices and forward LIBOR curves, and adjustments for the credit risk of our counterparties. We corroborate the data on which our fair value estimates are based using our market knowledge of recent transactions, analysis of historical correlations and validation with independent broker quotes. These balances categorized as Level 3 are comprised of derivatives for natural gas and NGLs. We do not believe that our Level 3 fair value estimates have a material impact on our results of operations, as the majority of our derivatives are accounted for as hedges for which ineffectiveness has not been material.

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
Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for the periods indicated:

	September 30, 2015
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net (b)
	(Thousands of dollars)
Derivative assets
Commodity contracts
Financial contracts	$40,799	$—	$5,756	$46,555	$(29,319)	$17,236
Physical contracts	—	—	4,866	4,866	—	4,866
Total derivative assets	$40,799	$—	$10,622	$51,421	$(29,319)	$22,102
Derivative liabilities
Commodity contracts
Financial contracts	$(573)	$—	$(5,326)	$(5,899)	$5,899	$—
Interest-rate contracts	—	(13,648)	—	(13,648)	—	(13,648)
Total derivative liabilities	$(573)	$(13,648)	$(5,326)	$(19,547)	$5,899	$(13,648)
(a) - Our derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis.  We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At September 30, 2015, we held $23.4 million of cash from various counterparties and no cash collateral posted.
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
(a) - Our derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At December 31, 2014, we held $24.8 million of cash from various counterparties and no cash collateral posted.
(b) - Included in other current assets, other assets or other current liabilities in our Consolidated Balance Sheets.

The following table sets forth a reconciliation of our Level 3 fair value measurements for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivative Assets (Liabilities)	2015	2014	2015	2014
	(Thousands of dollars)
Net assets (liabilities) at beginning of period	$10,387	$(1,313)	$9,285	$(782)
Total realized/unrealized gains (losses):
Included in earnings (a)	(15)	207	95	(688)
Included in other comprehensive income (loss)	(5,076)	402	(4,084)	(2,968)
Purchases, issuances and settlements	—	—	—	3,734
Net assets (liabilities) at end of period	$5,296	$(704)	$5,296	$(704)
(a) - Included in commodity sales revenues in our Consolidated Statements of Income.

Realized/unrealized gains (losses) include the realization of our derivative contracts through maturity. During the three and nine months ended September 30, 2015 and 2014, gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the end of each reporting period were not material.

We recognize transfers into and out of the levels in the fair value hierarchy as of the end of each reporting period. During the three and nine months ended September 30, 2015 and 2014, there were no transfers between levels.

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

The estimated fair value of the aggregate of our senior notes outstanding, including current maturities, was $6.6 billion and $6.4 billion at September 30, 2015, and December 31, 2014, respectively.  The book value of the aggregate of our senior notes outstanding, including current maturities, was $6.8 billion and $6.0 billion at September 30, 2015, and December 31, 2014, respectively.  The estimated fair value of the aggregate of our senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities.  The estimated fair value of our long-term debt is classified as Level 2.

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

In our Natural Gas Pipelines segment, we are exposed to commodity price risk because our intrastate and interstate natural gas pipelines retain natural gas from our customers for operations or as part of our fee for services provided. When the amount of natural gas consumed in operations by these pipelines differs from the amount provided by our customers, our pipelines must buy or sell natural gas, or store or use natural gas from inventory, which can expose us to commodity price risk depending on the regulatory treatment for this activity. To the extent that commodity price risk in our Natural Gas Pipelines segment is not mitigated by fuel cost-recovery mechanisms, we use physical-forward sales or purchases to reduce the impact of price fluctuations related to natural gas. At September 30, 2015, and December 31, 2014, there were no financial derivative instruments with respect to our natural gas pipeline operations.

Interest-rate risk - We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. At December 31, 2014, we had forward-starting interest-rate swaps with notional amounts totaling $900 million that were designated as cash flow hedges of the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. Upon our debt issuance in March 2015, we settled $500 million of our interest-rate swaps and realized a loss of $55.1 million, which is included in accumulated other comprehensive loss and will be amortized to interest expense over the term of the related debt. At September 30, 2015, our remaining interest-rate swaps with notional amounts totaling $400 million have settlement dates of less than 12 months.

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

Fair Values of Derivative Instruments - See Note C for a discussion of the inputs associated with our fair value measurements. The following table sets forth the fair values of our derivative instruments for the periods indicated:

	September 30, 2015		December 31, 2014
	Assets (a)	(Liabilities) (a)	Assets (a)	(Liabilities) (a)
	(Thousands of dollars)
Derivatives designated as hedging instruments
Commodity contracts
Financial contracts	$45,534	$(5,108)	$43,234	$(1,137)
Physical contracts	4,866	—	9,922	—
Interest-rate contracts	—	(13,648)	2,288	(44,843)
Total derivatives designated as hedging instruments	50,400	(18,756)	55,444	(45,980)
Derivatives not designated as hedging instruments
Commodity contracts
Financial contracts	1,021	(791)	—	—
Physical contracts	—	—	—	(23)
Total derivatives not designated as hedging instruments	1,021	(791)	—	(23)
Total derivatives	$51,421	$(19,547)	$55,444	$(46,003)
(a) - Included on a net basis in other current assets, other assets or other current liabilities in our Consolidated Balance Sheets.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held for the periods indicated:

		September 30, 2015		December 31, 2014
	Contract Type	Purchased/ Payor	Sold/ Receiver	Purchased/ Payor	Sold/ Receiver
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Futures and swaps	—	(38.7)	—	(41.2)
- Crude oil and NGLs (MMBbl)	Futures, forwards and swaps	—	(3.5)	—	(0.5)
Basis
- Natural gas (Bcf)	Futures and swaps	—	(38.7)	—	(41.2)
Interest-rate contracts (Millions of dollars)	Forward-starting swaps	$400.0	$—	$900.0	$—
Derivatives not designated as hedging instruments:
Fixed price
- Crude oil and NGLs (MMBbl)	Futures, forwards and swaps	0.5	(0.5)	—	—

These notional amounts are used to summarize the volume of financial instruments; however, they do not reflect the extent to which the positions offset one another and, consequently, do not reflect our actual exposure to market or credit risk.

Cash Flow Hedges - At September 30, 2015, our Consolidated Balance Sheet reflected a net loss of $114.2 million in accumulated other comprehensive loss.  The portion of accumulated other comprehensive loss attributable to our commodity derivative financial instruments is an unrealized gain of $46.2 million, which will be realized within the next 15 months as the forecasted transactions affect earnings. If commodity prices remain at the current levels, we will realize $41.2 million in net gains over the next 12 months and $5.0 million in net gains thereafter.  The amount deferred in accumulated other comprehensive loss attributable to our settled interest-rate swaps is a loss of $145.5 million, which will be recognized over the life of the long-term, fixed-rate debt, including losses of $15.5 million that will be reclassified into earnings during the next 12 months as the hedged items affect earnings. The remaining amounts in accumulated other comprehensive loss are attributable primarily to forward-starting interest-rate swaps with future settlement dates, which will be amortized to interest expense over the life of long-term, fixed-rate debt upon issuance of the debt.

The following table sets forth the unrealized effect of cash flow hedges recognized in other comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
Derivatives in Cash Flow Hedging Relationships	September 30,		September 30,
	2015	2014	2015	2014
	(Thousands of dollars)
Commodity contracts	$36,559	$17,133	$47,650	$(24,743)
Interest-rate contracts	(20,610)	(9,755)	(26,277)	(56,849)
Total unrealized gain (loss) recognized in other comprehensive income (loss) on derivatives (effective portion)	$15,949	$7,378	$21,373	$(81,592)

The following table sets forth the effect of cash flow hedges in our Consolidated Statements of Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Net Income (Effective Portion)	Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2015	2014	2015	2014
		(Thousands of dollars)
Commodity contracts	Commodity sales revenues	$22,770	$(355)	$54,020	$(31,961)
Interest-rate contracts	Interest expense	(3,676)	(2,648)	(10,235)	(7,884)
Total gain (loss) reclassified from accumulated other comprehensive income (loss) into net income on derivatives (effective portion)		$19,094	$(3,003)	$43,785	$(39,845)

Ineffectiveness related to our cash flow hedges was not material for the three and nine months ended September 30, 2015 and 2014. In the event that it becomes probable that a forecasted transaction will not occur, we would discontinue cash flow hedge treatment, which would affect earnings. There were no gains or losses due to the discontinuance of cash flow hedge treatment during the three and nine months ended September 30, 2015 and 2014.

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

Some of our financial derivative instruments contain provisions that require us to maintain an investment-grade credit rating from S&P and/or Moody’s. If our credit ratings on our senior unsecured long-term debt were to decline below investment grade, the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions. There were no financial derivative instruments with contingent features related to credit risk that were in a net liability position at September 30, 2015.

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

At September 30, 2015, the net credit exposure from our derivative assets is primarily with investment-grade companies in the financial services sector.

E.	CREDIT FACILITY AND SHORT-TERM NOTES PAYABLE

Partnership Credit Agreement - At September 30, 2015, we had $287.3 million of commercial paper outstanding, $14.0 million in letters of credit issued and no borrowings under our Partnership Credit Agreement.

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

Our Partnership Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our Partnership Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1.  If we consummate one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter in which the acquisition was completed and the two following quarters.  As a result of the West Texas LPG acquisition we completed in the fourth quarter 2014, the allowable ratio of indebtedness to adjusted EBITDA increased to 5.5 to 1 through the second quarter 2015. If we were to breach certain covenants in our Partnership Credit Agreement, amounts outstanding under our Partnership Credit Agreement, if any, may become due and payable immediately.  At September 30, 2015, our ratio of indebtedness to adjusted EBITDA was 4.3 to 1, and we were in compliance with all covenants under our Partnership Credit Agreement.

Neither we nor ONEOK guarantees the debt or other similar commitments of unaffiliated parties. ONEOK does not guarantee the debt, commercial paper or other similar commitments of ONEOK Partners, and ONEOK Partners does not guarantee the debt or other similar commitments of ONEOK.

F.	LONG-TERM DEBT

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

Our $650 million, 3.25 percent senior notes mature on February 1, 2016. The carrying amount of these notes is reflected in current portion of long-term debt in our Consolidated Balance Sheet as of September 30, 2015.

G.	EQUITY

ONEOK - ONEOK and its affiliates owned all of the Class B units, 41.3 million common units and the entire 2 percent general partner interest in us, which together constituted a 41.2 percent ownership interest in us at September 30, 2015.

Equity Issuances - In August 2015, we completed a private placement of approximately 21.5 million common units at a price of $30.17 per unit with ONEOK. Additionally, we completed a concurrent sale of approximately 3.3 million common units at a price of $30.17 per unit to funds managed by Kayne Anderson Capital Advisors in a registered direct offering, which were issued through our existing “at-the-market” equity program. The combined offerings generated net cash proceeds of approximately $749 million. In conjunction with these issuances, ONEOK Partners GP contributed approximately $15.3 million in order to maintain its 2 percent general partner interest in us. We used the proceeds for general partnership purposes, including capital expenditures and repayment of commercial paper borrowings. No other units were sold through the “at-the-market” program during the three months ended September 30, 2015.

We have an “at-the-market” equity program for the offer and sale from time to time of our common units, up to an aggregate amount of $650 million. The program allows us to offer and sell our common units at prices we deem appropriate through a sales agent. Sales of common units are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common units under the program. At September 30, 2015, we had approximately $138 million of registered common units available for issuance through our “at-the-market” equity program.

During the nine months ended September 30, 2015, we sold approximately 10.5 million common units through our “at-the-market” equity program, including the units sold to funds managed by Kayne Anderson Capital Advisors in the registered direct offering discussed above. The net proceeds, including ONEOK Partners GP’s contribution to maintain its 2 percent general partner interest in us, were approximately $381.6 million, which were used for general partnership purposes, including repayment of commercial paper borrowings.

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

Cash Distributions - In October 2015, our general partner declared a cash distribution of $0.79 per unit ($3.16 per unit on an annualized basis) for the third quarter 2015, which will be paid on November 13, 2015, to unitholders of record at the close of business on November 2, 2015.

The following table shows our distributions paid during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Thousands, except per unit amounts)
Distribution per unit	$0.79	$0.76	$2.37	$2.235

General partner distributions	$6,081	$5,501	$17,950	$15,361
Incentive distributions	91,794	80,381	270,962	220,547
Distributions to general partner	97,875	85,882	288,912	235,908
Limited partner distributions to ONEOK	73,302	70,519	219,907	207,381
Limited partner distributions to other unitholders	132,862	118,644	388,655	324,805
Total distributions paid	$304,039	$275,045	$897,474	$768,094

Distributions are declared and paid within 45 days of the completion of each quarter. The following table shows our distributions declared for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Thousands, except per unit amounts)
Distribution per unit	$0.79	$0.775	$2.37	$2.280

General partner distributions	$6,660	$5,683	$18,696	$16,195
Incentive distributions	100,538	84,452	282,221	236,744
Distributions to general partner	107,198	90,135	300,917	252,939
Limited partner distributions to ONEOK	90,323	71,911	236,927	211,557
Limited partner distributions to other unitholders	135,480	122,105	396,925	345,255
Total distributions declared	$333,001	$284,151	$934,769	$809,751

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

H.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the balance in accumulated other comprehensive loss for the period indicated:

Accumulated Other Comprehensive Loss (a)
(Thousands of dollars)
January 1, 2015	$(91,823)
Other comprehensive loss before reclassifications	21,373
Amounts reclassified from accumulated other comprehensive loss	(43,785)
Net current-period other comprehensive loss attributable to ONEOK Partners	(22,412)
September 30, 2015	$(114,235)
(a) - All amounts are attributable to unrealized losses in risk-management assets/liabilities.

The following table sets forth the effect of reclassifications from accumulated other comprehensive income (loss) in our Consolidated Statements of Income for the periods indicated:

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended		Nine Months Ended		Affected Line Item in the Consolidated Statements of Income
	September 30,		September 30,
	2015	2014	2015	2014
	(Thousands of dollars)
Unrealized (gains) losses on risk-management assets/liabilities
Commodity contracts	$(22,770)	$355	$(54,020)	$31,961	Commodity sales revenues
Interest-rate contracts	3,676	2,648	10,235	7,884	Interest expense
Total reclassifications for the period attributable to ONEOK Partners	$(19,094)	$3,003	$(43,785)	$39,845	Net income attributable to ONEOK Partners

I.	LIMITED PARTNERS’ NET INCOME PER UNIT

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

The terms of our Partnership Agreement limit the general partner’s incentive distribution to the amount of available cash calculated for the period. As such, incentive distribution rights are not allocated on undistributed earnings. For additional information regarding our general partner’s incentive distribution rights, see “Partnership Agreement” in Note G.

J.	UNCONSOLIDATED AFFILIATES

Equity in Net Earnings from Investments - The following table sets forth our equity in net earnings from investments for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Thousands of dollars)
Share of investee earnings
Northern Border Pipeline	$16,156	$14,371	$51,131	$53,657
Overland Pass Pipeline Company	10,538	3,856	27,048	12,708
Other (a)	5,550	(17,153)	15,026	(6,197)
Total share of investee earnings	32,244	1,074	93,205	60,168
Impairment of investment in Bighorn Gas Gathering	—	(53,421)	—	(53,421)
Equity in net earnings (loss) from investments	$32,244	$(52,347)	$93,205	$6,747
(a) - Includes proportionate share of investee impairment of long-lived assets charge on Bighorn Gas Gathering of $23.0 million for the three and nine months ended September 30, 2014.

Unconsolidated Affiliates Financial Information - The following table sets forth summarized combined financial information of our unconsolidated affiliates for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Thousands of dollars)
Income Statement
Operating revenues	$135,474	$126,218	$390,793	$403,006
Operating expenses (a)	$64,786	$123,620	$178,324	$247,169
Net income (loss) (a)	$67,121	$(5,119)	$196,123	$134,432

Distributions paid to us	$36,370	$31,574	$117,153	$109,223
(a) - Includes long-lived asset impairment charge on Bighorn Gas Gathering for the three and nine months ended September 30, 2014.

We incurred expenses in transactions with unconsolidated affiliates of $28.4 million and $15.0 million for the three months ended September 30, 2015 and 2014, respectively, and $74.2 million and $43.5 million for the nine months ended September 30, 2015 and 2014, respectively, primarily related to Overland Pass Pipeline Company and Northern Border Pipeline Company. Accounts payable to our equity method investees at September 30, 2015, and December 31, 2014, were $9.4 million and $20.5 million, respectively.

Roadrunner Gas Transmission - In March 2015, we entered into a 50-50 joint venture named Roadrunner Gas Transmission (Roadrunner) with a subsidiary of Fermaca Infrastructure B.V. (Fermaca), a Mexico City-based natural gas infrastructure company, to construct a pipeline to transport natural gas from the Permian Basin in West Texas to the Mexican border near El Paso, Texas. During the nine months ended September 30, 2015, we contributed approximately $30 million to Roadrunner.

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

The current commodity price environment has caused natural gas producers to reduce drilling for natural gas, which we expect will slow volume growth or reduce volumes of natural gas delivered to systems owned by our Powder River Basin equity method investments. A continued decline in volumes gathered in the coal-bed methane area of the Powder River Basin may reduce our ability to recover the carrying value of our equity investments in this area and could result in noncash charges to earnings. The net book value of our equity method investments in this dry natural gas area is $214.2 million, which includes $130.5 million of equity method goodwill.

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

The following table sets forth the transactions with related parties for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Thousands of dollars)
Revenues	$—	$—	$—	$53,526
Expenses
Cost of sales and fuel	$—	$—	$—	$10,835
Operating expenses	89,342	84,221	265,611	240,172
Total expenses	$89,342	$84,221	$265,611	$251,007

ONEOK Partners GP made additional general partner contributions to us of approximately $21.0 million and $19.8 million during the nine months ended September 30, 2015 and 2014, respectively, to maintain its 2 percent general partner interest in connection with the issuances of common units.  See Note G for additional information about cash distributions paid to ONEOK for its general partner and limited partner interests.

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

Our expenditures for environmental assessment, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters have had no material effects on earnings or cash flows during the three and nine months ended September 30, 2015 and 2014.

In April 2014, the EPA and the United States Army Corps of Engineers proposed a joint rule-making to redefine the definition of “Waters of the United States” under the Clean Water Act. The final rule was published on June 29, 2015, and became effective on August 28, 2015. The final rule is not expected to result in material impacts on our projects, facilities and operations.

The EPA’s “Triggering and Tailoring Rules” regulate GHG emissions at new or modified facilities that meet certain criteria. Affected facilities are required to review best available control technology (BACT), conduct air-quality analysis, impact analysis and public reviews with respect to such emissions. At current emission threshold levels, this rule has had a minimal impact on our existing facilities. In addition, on June 23, 2014, the Supreme Court of the United States (Supreme Court), in a case styled, Utility Air Regulatory Group v. EPA, 530 U.S. (2014), held that an industrial facility’s potential to emit GHG emissions alone cannot subject a facility to the permitting requirements for major stationary source provisions of the Clean Air Act. The decision invalidated the EPA’s current Triggering and Tailoring Rule for GHG Prevention of Significant Deterioration (PSD) and Title V requirements as applied to facilities considered major sources only for GHGs (referred to as Step 2 sources). However, the Supreme Court also ruled that to the extent a source pursues a capital project (new construction or expansion of existing facility), which otherwise subjects the source to major source PSD permitting for conventional criteria pollutants, the permitting authorities may impose BACT analysis and emission limits for GHGs from those sources.

In April 2015, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit), on remand from the Supreme Court, issued its further Order following the Supreme Court’s decision in Utility Air Regulatory Group v. EPA. The D.C. Circuit’s Order included the following: (1) it formally vacated EPA regulations implementing the Tailoring Rule to the extent that they require a stationary source to obtain a PSD or Title V permit based solely on the source’s GHG emissions; and (2) ordered the EPA to consider whether any further revisions to its regulations are appropriate in light of the Supreme Court’s decision. On April 30, 2015, the EPA issued a direct final rule to allow for the rescission of Clean Air Act PSD permits issued by the EPA or delegated state and local permitting authorities under Step 2 of the GHG Tailoring Rule. The direct final rule was to become effective unless adverse comments were received by the EPA. On August 19, 2015, the EPA published the direct final rule in the Federal Register to confirm that no adverse comments were received and that the rule was now in effect. We do not expect the direct final rule to have a material impact on our existing operations or design decisions for new project applications.

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

In September 2015, the EPA published several proposed rule-makings in the Federal Register that affect the oil and gas industry. The rule-makings included, but were not limited to, proposed amendments to the NSPS rule. The proposed amendments to the NSPS rule included, in part, the proposed direct regulation of methane emissions for the first time as an individual air pollutant from oil and gas sources, as part of the President’s Methane Strategy. Comments on the proposed rule-makings remain ongoing.

In October 2015, the EPA issued a prepublication version of a final rule-making to amend downward the National Ambient Air Quality Standards (NAAQS) for ground level ozone. The final rule requires revised designations of the areas in the various states for classification as in attainment or nonattainment for the new ozone NAAQS. Any areas determined to not attain the ozone NAAQS will implicate more strict air permitting requirements for new or modified sources that emit pollutants that contribute to ground level ozone.

At this time we do not anticipate a material impact to our planned capital, operations and maintenance costs resulting from compliance with the current or pending regulations outlined above. However, the EPA may issue additional responses, amendments and/or policy guidance on the final rules, which could alter our present expectations. Generally, the EPA rule-makings will require expenditures for updated emissions controls, monitoring and record-keeping requirements at affected facilities. We do not expect these expenditures will have a material impact on our results of operations, financial position or cash flows.

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

In October 2015, PHMSA issued a notice of proposed rule-making to its hazardous liquid pipeline safety regulations. Among other things, the proposed regulations would expand the current leak-detection requirements, apply new, more conservative repair criteria and establish timelines for inspecting pipeline facilities potentially affected by an extreme weather event or natural disaster. The proposal would also increase the stringency of integrity management program requirements and set deadlines for the use of internal inspection tools on certain systems. Comments on the proposed rule-making are currently due by January 2016. The potential capital and operating expenditures related to the referenced legislation and regulations are unknown, but we do not anticipate a material impact to our planned capital, operations and maintenance costs resulting from compliance with the current or pending regulations.

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

For the three and nine months ended September 30, 2015 and 2014, we had no single customer from which we received 10 percent or more of our consolidated revenues.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended September 30, 2015	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations	Total

	(Thousands of dollars)
Sales to unaffiliated customers	$294,948	$1,522,224	$81,246	$—	$1,898,418
Intersegment revenues	139,388	89,230	1,751	(230,369)	—
Total revenues	$434,336	$1,611,454	$82,997	$(230,369)	$1,898,418
Net margin	$140,655	$321,772	$75,369	$(187)	$537,609
Operating costs	61,162	74,464	26,674	(209)	162,091
Depreciation and amortization	37,286	39,317	10,914	—	87,517
Gain (loss) on sale of assets	132	(498)	(77)	—	(443)
Operating income	$42,339	$207,493	$37,704	$22	$287,558
Equity in net earnings from investments	$4,350	$10,912	$16,982	$—	$32,244
Capital expenditures	$231,835	$52,807	$14,718	$1,114	$300,474
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $252.8 million, of which $204.7 million was related to sales within the segment, net margin of $140.1 million and operating income of $80.3 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $65.1 million, net margin of $57.9 million and operating income of $24.7 million.

Three Months Ended September 30, 2014	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations	Total

	(Thousands of dollars)
Sales to unaffiliated customers	$374,403	$2,667,939	$77,027	$—	$3,119,369
Intersegment revenues	403,399	66,581	2,133	(472,113)	—
Total revenues	$777,802	$2,734,520	$79,160	$(472,113)	$3,119,369
Net margin	$178,171	$282,963	$73,399	$1,632	$536,165
Operating costs	64,279	76,946	27,998	1,562	170,785
Depreciation and amortization	31,327	31,661	10,913	—	73,901
Gain (loss) on sale of assets	324	(535)	1,746	(1)	1,534
Operating income	$82,889	$173,821	$36,234	$69	$293,013
Equity in net earnings (loss) from investments	$(71,069)	$4,351	$14,371	$—	$(52,347)
Capital expenditures	$214,917	$153,785	$10,650	$1,184	$380,536
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

Nine Months Ended September 30, 2015	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations	Total

	(Thousands of dollars)
Sales to unaffiliated customers	$862,462	$4,726,617	$241,605	$—	$5,830,684
Intersegment revenues	487,559	229,804	5,053	(722,416)	—
Total revenues	$1,350,021	$4,956,421	$246,658	$(722,416)	$5,830,684
Net margin	$402,482	$902,382	$218,599	$(545)	$1,522,918
Operating costs	193,922	234,120	79,156	(336)	506,862
Depreciation and amortization	109,035	118,044	32,484	—	259,563
Gain (loss) on sale of assets	328	(579)	(76)	—	(327)
Operating income	$99,853	$549,639	$106,883	$(209)	$756,166
Equity in net earnings from investments	$13,511	$27,585	$52,109	$—	$93,205
Investments in unconsolidated affiliates	$253,548	$484,403	$399,108	$—	$1,137,059
Total assets	$5,206,987	$8,041,064	$1,837,776	$(54,783)	$15,031,044
Noncontrolling interests in consolidated subsidiaries	$4,066	$161,210	$—	$—	$165,276
Capital expenditures	$692,570	$185,360	$39,923	$11,017	$928,870
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $690.1 million, of which $556.4 million was related to sales within the segment, net margin of $392.7 million and operating income of $218.8 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $198.5 million, net margin of $175.9 million and operating income of $77.8 million.

Nine Months Ended September 30, 2014	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations	Total

	(Thousands of dollars)
Sales to unaffiliated customers	$1,095,531	$7,950,930	$247,420	$—	$9,293,881
Sales to affiliated customers	41,214	—	12,312	—	53,526
Intersegment revenues	1,126,547	160,712	6,206	(1,293,465)	—
Total revenues	$2,263,292	$8,111,642	$265,938	$(1,293,465)	$9,347,407
Net margin	$486,695	$818,086	$242,359	$(7,008)	$1,540,132
Operating costs	188,489	218,129	82,747	(7,752)	481,613
Depreciation and amortization	89,612	89,848	32,623	—	212,083
Gain (loss) on sale of assets	277	(572)	1,663	165	1,533
Operating income	$208,871	$509,537	$128,652	$909	$847,969
Equity in net earnings (loss) from investments	$(60,484)	$13,574	$53,657	$—	$6,747
Investments in unconsolidated affiliates	$253,930	$484,238	$390,341	$—	$1,128,509
Total assets	$4,415,814	$7,337,688	$1,832,368	$68,372	$13,654,242
Noncontrolling interests in consolidated subsidiaries	$4,394	$—	$—	$15	$4,409
Capital expenditures	$506,016	$637,524	$25,987	$3,423	$1,172,950
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

Condensed Consolidating Statements of Income

	Three Months Ended September 30, 2015
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$1,484.3	$—	$1,484.3
Services	—	—	414.1	—	414.1
Total revenues	—	—	1,898.4	—	1,898.4
Cost of sales and fuel	—	—	1,360.8	—	1,360.8
Net margin	—	—	537.6	—	537.6
Operating expenses	—	—	249.6	—	249.6
Gain (loss) on sale of assets	—	—	(0.4)	—	(0.4)
Operating income	—	—	287.6	—	287.6
Equity in net earnings from investments	227.0	227.0	16.1	(437.9)	32.2
Other income (expense), net	94.4	94.4	(3.6)	(188.8)	(3.6)
Interest expense, net	(94.4)	(94.4)	(86.7)	188.8	(86.7)
Income before income taxes	227.0	227.0	213.4	(437.9)	229.5
Income tax (expense) benefit	—	—	0.2	—	0.2
Net income	227.0	227.0	213.6	(437.9)	229.7
Less: Net income attributable to noncontrolling interests	—	—	2.7	—	2.7
Net income attributable to ONEOK Partners, L.P.	$227.0	$227.0	$210.9	$(437.9)	$227.0

	Three Months Ended September 30, 2014
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$2,754.5	$—	$2,754.5
Services	—	—	364.9	—	364.9
Total revenues	—	—	3,119.4	—	3,119.4
Cost of sales and fuel	—	—	2,583.2	—	2,583.2
Net margin	—	—	536.2	—	536.2
Operating expenses	—	—	244.7	—	244.7
Gain (loss) on sale of assets	—	—	1.5	—	1.5
Operating income	—	—	293.0	—	293.0
Equity in net earnings (loss) from investments	167.2	167.2	(66.7)	(320.0)	(52.3)
Other income (expense), net	83.1	83.1	(0.7)	(166.2)	(0.7)
Interest expense, net	(83.1)	(83.1)	(70.1)	166.2	(70.1)
Income before income taxes	167.2	167.2	155.5	(320.0)	169.9
Income taxes	—	—	(2.6)	—	(2.6)
Net income	167.2	167.2	152.9	(320.0)	167.3
Less: Net income attributable to noncontrolling interests	—	—	0.1	—	0.1
Net income attributable to ONEOK Partners, L.P.	$167.2	$167.2	$152.8	$(320.0)	$167.2

	Nine Months Ended September 30, 2015
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$4,642.3	$—	$4,642.3
Services	—	—	1,188.4	—	1,188.4
Total revenues	—	—	5,830.7	—	5,830.7
Cost of sales and fuel	—	—	4,307.8	—	4,307.8
Net margin	—	—	1,522.9	—	1,522.9
Operating expenses	—	—	766.4	—	766.4
Gain (loss) on sale of assets	—	—	(0.3)	—	(0.3)
Operating income	—	—	756.2	—	756.2
Equity in net earnings from investments	582.3	582.3	42.1	(1,113.5)	93.2
Other income (expense), net	276.5	276.5	(2.1)	(553.0)	(2.1)
Interest expense, net	(276.5)	(276.5)	(253.9)	553.0	(253.9)
Income before income taxes	582.3	582.3	542.3	(1,113.5)	593.4
Income taxes	—	—	(5.1)	—	(5.1)
Net income	582.3	582.3	537.2	(1,113.5)	588.3
Less: Net income attributable to noncontrolling interests	—	—	6.0	—	6.0
Net income attributable to ONEOK Partners, L.P.	$582.3	$582.3	$531.2	$(1,113.5)	$582.3

	Nine Months Ended September 30, 2014
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$8,276.3	$—	$8,276.3
Services	—	—	1,071.1	—	1,071.1
Total revenues	—	—	9,347.4	—	9,347.4
Cost of sales and fuel	—	—	7,807.3	—	7,807.3
Net margin	—	—	1,540.1	—	1,540.1
Operating expenses	—	—	693.6	—	693.6
Gain (loss) on sale of assets	—	—	1.5	—	1.5
Operating income (loss)	—	—	848.0	—	848.0
Equity in net earnings (loss) from investments	647.1	647.1	(46.9)	(1,240.6)	6.7
Other income (expense), net	248.9	248.9	13.9	(497.8)	13.9
Interest expense, net	(248.9)	(248.9)	(211.3)	497.8	(211.3)
Income before income taxes	647.1	647.1	603.7	(1,240.6)	657.3
Income taxes	—	—	(10.0)	—	(10.0)
Net income	647.1	647.1	593.7	(1,240.6)	647.3
Less: Net income attributable to noncontrolling interests	—	—	0.2	—	0.2
Net income attributable to ONEOK Partners, L.P.	$647.1	$647.1	$593.5	$(1,240.6)	$647.1

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended September 30, 2015
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$227.0	$227.0	$213.6	$(437.9)	$229.7
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	15.9	36.6	36.6	(73.2)	15.9
Realized (gains) losses on derivatives recognized in net income	(19.1)	(22.8)	(22.8)	45.6	(19.1)
Total other comprehensive income (loss)	(3.2)	13.8	13.8	(27.6)	(3.2)
Comprehensive income	223.8	240.8	227.4	(465.5)	226.5
Less: Comprehensive income attributable to noncontrolling interests	—	—	2.7	—	2.7
Comprehensive income attributable to ONEOK Partners, L.P.	$223.8	$240.8	$224.7	$(465.5)	$223.8

	Three Months Ended September 30, 2014
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$167.2	$167.2	$152.9	$(320.0)	$167.3
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	7.4	17.1	17.1	(34.2)	7.4
Realized (gains) losses on derivatives recognized in net income	3.0	0.4	0.4	(0.8)	3.0
Total other comprehensive income (loss)	10.4	17.5	17.5	(35.0)	10.4
Comprehensive income	177.6	184.7	170.4	(355.0)	177.7
Less: Comprehensive income attributable to noncontrolling interests	—	—	0.1	—	0.1
Comprehensive income attributable to ONEOK Partners, L.P.	$177.6	$184.7	$170.3	$(355.0)	$177.6

	Nine Months Ended September 30, 2015
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$582.3	$582.3	$537.2	$(1,113.5)	$588.3
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	21.4	47.7	47.7	(95.4)	21.4
Realized (gains) losses on derivatives recognized in net income	(43.8)	(54.0)	(54.0)	108.0	(43.8)
Total other comprehensive income (loss)	(22.4)	(6.3)	(6.3)	12.6	(22.4)
Comprehensive income	559.9	576.0	530.9	(1,100.9)	565.9
Less: Comprehensive income attributable to noncontrolling interests	—	—	6.0	—	6.0
Comprehensive income attributable to ONEOK Partners, L.P.	$559.9	$576.0	$524.9	$(1,100.9)	$559.9

	Nine Months Ended September 30, 2014
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$647.1	$647.1	$593.7	$(1,240.6)	$647.3
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	(81.6)	(24.7)	(24.7)	49.4	(81.6)
Realized (gains) losses on derivatives recognized in net income	39.8	32.0	32.0	(64.0)	39.8
Total other comprehensive income (loss)	(41.8)	7.3	7.3	(14.6)	(41.8)
Comprehensive income	605.3	654.4	601.0	(1,255.2)	605.5
Less: Comprehensive income attributable to noncontrolling interests	—	—	0.2	—	0.2
Comprehensive income attributable to ONEOK Partners, L.P.	$605.3	$654.4	$600.8	$(1,255.2)	$605.3

Condensed Consolidating Balance Sheets

	September 30, 2015
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$—	$7.3	$—	$—	$7.3
Accounts receivable, net	—	—	584.3	—	584.3
Affiliate receivables	—	—	4.8	—	4.8
Natural gas and natural gas liquids in storage	—	—	142.3	—	142.3
Other current assets	—	—	146.4	—	146.4
Total current assets	—	7.3	877.8	—	885.1
Property, plant and equipment
Property, plant and equipment	—	—	14,234.7	—	14,234.7
Accumulated depreciation and amortization	—	—	2,075.1	—	2,075.1
Net property, plant and equipment	—	—	12,159.6	—	12,159.6
Investments and other assets
Intercompany notes receivable	9,871.5	7,815.5	—	(17,687.0)	—
Other assets	3,926.5	5,975.2	1,617.1	(9,532.5)	1,986.3
Total investments and other assets	13,798.0	13,790.7	1,617.1	(27,219.5)	1,986.3
Total assets	$13,798.0	$13,798.0	$14,654.5	$(27,219.5)	$15,031.0
Liabilities and equity
Current liabilities
Current maturities of long-term debt	$650.0	$—	$7.7	$—	$657.7
Notes payable	287.3	—	—	—	287.3
Accounts payable	—	—	612.9	—	612.9
Affiliate payables	—	—	21.3	—	21.3
Other current liabilities	103.1	—	224.0	—	327.1
Total current liabilities	1,040.4	—	865.9	—	1,906.3
Intercompany debt	—	9,871.5	7,815.5	(17,687.0)	—
Long-term debt, excluding current maturities	6,099.4	—	46.2	—	6,145.6
Deferred credits and other liabilities	—	—	155.6	—	155.6
Commitments and contingencies
Equity
Equity excluding noncontrolling interests in consolidated subsidiaries	6,658.2	3,926.5	5,606.0	(9,532.5)	6,658.2
Noncontrolling interests in consolidated subsidiaries	—	—	165.3	—	165.3
Total equity	6,658.2	3,926.5	5,771.3	(9,532.5)	6,823.5
Total liabilities and equity	$13,798.0	$13,798.0	$14,654.5	$(27,219.5)	$15,031.0

	December 31, 2014
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$—	$42.5	$—	$—	$42.5
Accounts receivable, net	—	—	735.8	—	735.8
Affiliate receivables	—	—	8.6	—	8.6
Natural gas and natural gas liquids in storage	—	—	134.1	—	134.1
Other current assets	1.9	—	163.1	—	165.0
Total current assets	1.9	42.5	1,041.6	—	1,086.0
Property, plant and equipment
Property, plant and equipment	—	—	13,377.6	—	13,377.6
Accumulated depreciation and amortization	—	—	1,842.1	—	1,842.1
Net property, plant and equipment	—	—	11,535.5	—	11,535.5
Investments and other assets
Intercompany notes receivable	8,843.3	7,579.0	—	(16,422.3)	—
Other assets	4,250.1	5,469.8	1,590.3	(9,331.3)	1,978.9
Total investments and other assets	13,093.4	13,048.8	1,590.3	(25,753.6)	1,978.9
Total assets	$13,095.3	$13,091.3	$14,167.4	$(25,753.6)	$14,600.4
Liabilities and equity
Current liabilities
Current maturities of long-term debt	$—	$—	$7.7	$—	$7.7
Notes payable	1,055.3	—	—	—	1,055.3
Accounts payable	—	—	874.7	—	874.7
Affiliate payables	—	—	36.1	—	36.1
Other current liabilities	136.8	—	225.5	—	362.3
Total current liabilities	1,192.1	—	1,144.0	—	2,336.1
Intercompany debt	—	8,843.3	7,579.0	(16,422.3)	—
Long-term debt, excluding current maturities	5,952.4	—	51.9	—	6,004.3
Deferred credits and other liabilities	—	—	141.3	—	141.3
Commitments and contingencies
Equity
Equity excluding noncontrolling interests in consolidated subsidiaries	5,950.8	4,248.0	5,083.3	(9,331.3)	5,950.8
Noncontrolling interests in consolidated subsidiaries	—	—	167.9	—	167.9
Total equity	5,950.8	4,248.0	5,251.2	(9,331.3)	6,118.7
Total liabilities and equity	$13,095.3	$13,091.3	$14,167.4	$(25,753.6)	$14,600.4

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2015
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Operating activities
Cash provided by operating activities	$853.0	$51.1	$740.5	$(897.5)	$747.1
Investing activities
Capital expenditures	—	—	(928.9)	—	(928.9)
Other investing activities	—	17.4	(29.2)	—	(11.8)
Cash provided by (used in) investing activities	—	17.4	(958.1)	—	(940.7)
Financing activities
Cash distributions:
General and limited partners	(897.5)	(897.5)	—	897.5	(897.5)
Noncontrolling interests	—	—	(8.2)	—	(8.2)
Borrowing (repayment) of notes payable, net	(768.0)	—	—	—	(768.0)
Issuance of long-term debt, net of discounts	798.9	—	—	—	798.9
Debt financing costs	(7.7)	—	—	—	(7.7)
Intercompany borrowings (advances), net	(1,025.4)	793.8	231.6	—	—
Repayment of long-term debt	—	—	(5.8)	—	(5.8)
Issuance of common units, net of issuance costs	1,025.7	—	—	—	1,025.7
Contribution from general partner	21.0	—	—	—	21.0
Cash provided by (used in) financing activities	(853.0)	(103.7)	217.6	897.5	158.4
Change in cash and cash equivalents	—	(35.2)	—	—	(35.2)
Cash and cash equivalents at beginning of period	—	42.5	—	—	42.5
Cash and cash equivalents at end of period	$—	$7.3	$—	$—	$7.3

	Nine Months Ended September 30, 2014
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Operating activities
Cash provided by operating activities	$815.1	$53.7	$786.4	$(768.1)	$887.1
Investing activities
Capital expenditures	—	—	(1,173.0)	—	(1,173.0)
Other investing activities	—	14.5	(2.2)	—	12.3
Cash provided by (used in) investing activities	—	14.5	(1,175.2)	—	(1,160.7)
Financing activities
Cash distributions:
General and limited partners	(768.1)	(768.1)	—	768.1	(768.1)
Noncontrolling interests	—	—	(0.4)	—	(0.4)
Borrowing (repayment) of notes payable, net	—	—	—	—	—
Intercompany borrowings (advances), net	(1,014.3)	619.4	394.9	—	—
Repayment of long-term debt	—	—	(5.7)	—	(5.7)
Issuance of common units, net of issuance costs	947.5	—	—	—	947.5
Contribution from general partner	19.8	—	—	—	19.8
Cash provided by (used in) financing activities	(815.1)	(148.7)	388.8	768.1	193.1
Change in cash and cash equivalents	—	(80.5)	—	—	(80.5)
Cash and cash equivalents at beginning of period	—	134.5	—	—	134.5
Cash and cash equivalents at end of period	$—	$54.0	$—	$—	$54.0

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to Consolidated Financial Statements in this Quarterly Report, as well as our Annual Report.

RECENT DEVELOPMENTS

Market Conditions - Due in part to the rapid growth in crude oil production in the United States through 2014, the global supply of crude oil exceeded demand and led to a dramatic fall in crude oil prices in the fourth quarter 2014. Lower prices continued into 2015. The production growth and decline in crude oil prices have also contributed to lower NGL product prices, as well as narrow NGL product price differentials. Similarly, the rapid growth in domestic natural gas production has led to a decline in natural gas prices. This weakened commodity price environment, which is due to factors beyond our control, is creating challenges for our crude oil and natural gas producer customers and has resulted in decreased drilling activity in the first nine months of 2015, compared with the same period in 2014. Despite the decrease in overall drilling activity, producers are focusing their drilling in high-return areas and are using more efficient drilling and completion techniques that are contributing to an increase in natural gas and NGL volumes, particularly in the Williston and Permian Basins. The energy industry has periodically experienced similar down cycles in the past. We expect this lower commodity price environment to continue through the remainder of 2015, with a modest recovery in 2016, which will impact our net realized prices for natural gas, NGLs and condensate, as well as our financial results.

As a result of lower commodity prices, crude oil and natural gas producers have significantly decreased their capital investments, which, combined with production declines, has begun to slow natural gas and NGL supply growth. Lower commodity prices and slower volume growth have significantly impacted our 2015 results of operations and cash flows, particularly in our Natural Gas Gathering and Processing segment where revenues have been historically derived from primarily POP commodity-based contracts with fee components. Many contracts in our Natural Gas Gathering and Processing and Natural Gas Liquids segments include fixed fee, minimum volume or firm demand charge agreements that ensure a minimum level of revenues regardless of commodity prices. Additionally, we have renegotiated many Natural Gas Gathering and Processing segment contracts to significantly increase our fee-based earnings and continue to actively work with our producer customers to similarly restructure additional contracts. We expect to substantially complete our negotiations on Williston Basin contracts in 2015 and receive the full benefit of the improved margins in 2016.

We also expect relatively narrow NGL location price differentials to continue, with periods of volatility for certain NGL products, between the Conway, Kansas, and Mont Belvieu, Texas, market centers. We expect this to persist as NGL production continues to increase and new fractionators and pipelines from various NGL-rich shale areas throughout the country, including our growth projects discussed below, alleviate constraints affecting NGL prices and location price differentials between the two market centers.

Supply growth has resulted in available ethane supplies that are greater than the petrochemical industry’s current demand. As a result, low or unprofitable price differentials between ethane and natural gas have resulted in ethane rejection at most of our and our customers’ natural gas processing plants connected to our natural gas liquids gathering system in the Mid-Continent, Permian and Rocky Mountain regions during 2014 and the first nine months of 2015. Through ethane rejection, natural gas processors leave much of the ethane component in the natural gas stream sold at the tailgate of natural gas processing plants. We expect ethane rejection to persist at current levels until ethylene producers increase their capacity to consume additional ethane feedstock volumes through plant modifications, plant expansions and the completion of announced new world-scale ethylene production projects beginning in 2017. Ethane rejection is expected to continue to have a significant impact on our financial results through 2017. However, beginning in June 2015, our Natural Gas Gathering and Processing segment reduced its level of ethane rejection in the Rocky Mountain region to alleviate downstream NGL product specification issues, which offsets partially this financial impact. We expect this decreased ethane rejection to continue into 2016. In addition, our Natural Gas Liquids segment’s integrated assets enable us to mitigate partially the impact of ethane rejection through minimum volume commitments, contract modifications that vary fees for ethane and other NGL products, and our ability to utilize the transportation capacity made available due to ethane rejection to capture additional NGL location price differentials, when they exist, in our optimization activities. See additional discussion in the “Financial Results and Operating Information” section.

Commodity Prices - Sharp declines in commodity prices negatively affected our financial results for the three and nine months ended September 30, 2015, compared with the same periods in 2014. WTI crude oil prices declined to below $50.00 per barrel in the first nine months of 2015, compared with prices averaging approximately $100.00 in the first nine months of 2014. NYMEX natural gas prices also declined to less than $3.00 per MMBtu in the first nine months of 2015, compared with prices averaging approximately $4.50 per MMBtu in the first nine months of 2014. OPIS Conway propane prices averaged less than

$0.50 per gallon in the first nine months of 2015, compared with prices averaging more than $1.00 per gallon in the first nine months of 2014. We expect lower commodity prices to persist throughout the remainder of 2015, with a modest recovery in 2016.

We experienced significantly higher prices in the first quarter 2014 due to severely cold weather, compared with the first quarter 2015. In response to increased heating demand, propane prices increased significantly at the Mid-Continent market center at Conway, Kansas, compared with the Gulf Coast market center at Mont Belvieu, Texas, in the first quarter 2014. The price of propane in the Mid-Continent market and the wider location price differentials between the Mid-Continent and Gulf Coast market centers peaked in late January 2014 and returned to historical levels by the end of February 2014 as supply and demand balanced.

Financial Outlook - We have substantial fee-based businesses in our Natural Gas Liquids and Natural Gas Pipelines segments. However, our results of operations, primarily in our Natural Gas Gathering and Processing segment, are impacted significantly by the commodity price environment. To mitigate partially the impact of lower commodities prices, we have hedged a significant portion of our Natural Gas Gathering and Processing segment equity volumes for the remainder of 2015 and in 2016. Also, many contracts in our Natural Gas Gathering and Processing and Natural Gas Liquids segments include fixed fee, minimum volume or firm demand charge agreements that ensure a minimum level of revenues regardless of commodity prices or volumetric throughput. Our Natural Gas Gathering and Processing segment continues to seek opportunities to increase the fee-based component in our POP contracts. We expect to renegotiate contracts associated with a significant amount of our gathered volume in the Williston Basin by the end of 2015. We expect these contracts to favorably impact our fourth quarter 2015 and full year 2016 financial results. Our Natural Gas Pipelines segment also provides primarily fee-based firm natural gas transportation and storage services primarily to natural gas and electric utilities.

Despite the decline in commodity prices, we expect the growth of our operations to continue, which we expect to favorably impact our financial results in the fourth quarter 2015, compared with the first nine months of 2015, due to a number of factors. We completed a significant number of capital-growth projects in 2014 that we expect will continue to increase volumes in our Natural Gas Gathering and Processing and Natural Gas Liquids segments in the fourth quarter 2015. We are also constructing additional natural gas gathering pipelines, compression and processing plants, and natural gas liquids pipeline capacity in the Rocky Mountain region that are expected to help alleviate current capacity constraints primarily existing in the Williston Basin. In the Williston Basin, we expect to capture a substantial amount of natural gas currently being flared by producers, production from wells that have been drilled but not yet completed or connected to our system, and production from new wells that are expected to be drilled. We expect additional volume from new wells focused in high-return areas of the basin, which remain economical even at current prices and typically produce at higher initial production rates compared with other areas. We also expect additional wells to be completed and connected to our system in the Mid-Continent region. We expect supply growth to continue in 2016 and 2017, although not as rapidly as the growth experienced in 2014. We also expect our fee-based business to continue to increase as we complete our capital-growth projects and complete additional contract renegotiations.

Growth Projects - Through the first nine months of 2015, crude oil and natural gas producers continued to drill for crude oil and NGL-rich natural gas in many regions where we have operations, including in the Bakken Shale and Three Forks formations in the Williston Basin; in the Powder River Basin; in the Cana-Woodford Shale, Woodford Shale, Springer Shale, Stack and SCOOP areas in the Mid-Continent region and in the Permian Basin. In response to this continued production of crude oil, natural gas and NGLs, and higher demand for NGL products from the petrochemical industry, we have completed growth projects and acquisitions and also have projects in various stages of construction to meet the needs of crude oil and natural gas producers and processors in these regions. In addition, our projects are expected to enhance our natural gas liquids fractionation, distribution and storage infrastructure in the Gulf Coast region and expand our natural gas pipeline services in the Permian Basin. The execution of these capital investments aligns with our strategy to generate consistent growth and sustainable earnings. Our contractual commitments from crude oil and natural gas producers, natural gas processors and electric generators in regions associated with our growth projects are expected to provide incremental cash flows and long-term fee-based earnings.

While reduced crude oil and natural gas producer drilling activity is slowing supply growth, we expect to complete our previously announced projects to meet crude oil and natural gas producers’ demand for our gathering, processing, fractionation and transportation services. However, we have suspended capital expenditures for certain natural gas processing plants and related infrastructure to align with the needs of our customers. We expect to resume our suspended capital-growth projects as soon as market conditions improve. If the current commodity price environment persists for a prolonged period, it may further impact the timing or demand for additional infrastructure projects or growth opportunities in the future.

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

Roadrunner - In March 2015, we entered into a 50-50 joint venture with a subsidiary of Fermaca, a Mexico City-based natural gas infrastructure company, to construct a pipeline to transport natural gas from the Permian Basin in West Texas to the Mexican border near El Paso, Texas. The pipeline will connect with our existing natural gas pipeline and storage infrastructure in Texas and is expected to create a platform for future cross-border development opportunities. These integrated assets are also expected to provide markets in Mexico access to upstream supply basins in West Texas and the Mid-Continent region, which adds location and price diversity to their supply mix and supports the plan of Mexico’s national electric utility, Comisión Federal de Electricidad, to replace fuel oil-based power plants with natural gas-fueled power plants, which are more economical and produce fewer GHG emissions. The estimated total cost of the project is approximately $450 million to $500 million. We contributed approximately $30 million to Roadrunner in the nine months ended September 30, 2015, and do not expect to make any further contributions in 2015. We expect to contribute approximately $65 million to Roadrunner during 2016. The FERC approved Roadrunner’s request for a Presidential Permit and authorization in October 2015, and construction has commenced.

Roadrunner entered into a $230 million senior secured credit facility for the construction and operation of the pipeline. The senior secured credit facility expires 7 years after the Roadrunner in-service date of Phase II, which is expected to be completed in the first quarter 2017. In addition, Roadrunner executed interest-rate swaps to hedge the variability of its interest payments during the term of the credit facility.

See additional discussion in the “Financial Results and Operating Information” section in our Natural Gas Pipelines segment.

Cash Distributions - In October 2015, our general partner declared a cash distribution of $0.79 per unit ($3.16 per unit on an annualized basis) for the third quarter 2015, which will be paid on November 13, 2015, to unitholders of record as of the close of business on November 2, 2015.

Debt Issuance - In March 2015, we completed an underwritten public offering of $800 million of senior notes, generating net proceeds of approximately $792.3 million. We used the proceeds to repay amounts outstanding under our commercial paper program and for general partnership purposes.

Equity Issuances - In August 2015, we completed a private placement of approximately 21.5 million common units at a price of $30.17 per unit with ONEOK. Additionally, we completed a concurrent sale of approximately 3.3 million common units at a price of $30.17 per unit to funds managed by Kayne Anderson Capital Advisors in a registered direct offering. The combined offerings generated net cash proceeds of approximately $749 million. In conjunction with these issuances, ONEOK Partners GP contributed approximately $15.3 million in order to maintain its 2 percent general partner interest in us. We used the proceeds for general partnership purposes, including capital expenditures and repayment of commercial paper borrowings.

During the nine months ended September 30, 2015, we sold approximately 10.5 million common units through our “at-the-market” equity program, which includes the units sold to funds managed by Kayne Anderson Capital Advisors in the registered direct offering discussed above. The net proceeds, including ONEOK Partners GP’s contribution to maintain its 2 percent general partner interest in us, were approximately $381.6 million, which were used for general partnership purposes, including repayment of commercial paper borrowings.

Goodwill Impairment Test - We assess our goodwill for impairment at least annually on July 1, unless events or changes in circumstances indicate an impairment may have occurred before that time.  While there have been sharp declines in commodity prices over the past year, we are responding to the low commodity price environment by suspending certain capital-growth projects, aligning operating costs with the needs of our crude oil and natural gas producer customers, utilizing hedging to partially mitigate the low commodity prices and actively working to increase the fee-based component in the POP contracts in our Natural Gas Gathering and Processing segment, which is the segment with the most commodity price exposure.  Each reporting period, we assess these qualitative factors to determine whether it is more likely than not that the fair value of each of our reporting units is less than its carrying amount.  At July 1, 2015, we assessed qualitative factors to determine whether it was more likely than not that the fair value of each of our reporting units was less than its carrying amount. Due to the current commodity price environment, we elected to perform a quantitative assessment, or Step 1 analysis, to test our goodwill for impairment.  The assessment included our current commodity price assumptions, expected contractual terms, anticipated operating costs and volume estimates.  Our goodwill impairment analysis performed as of July 1, 2015, did not result in an impairment charge nor did our analysis reflect any reporting units at risk.  In each reporting unit, the fair value substantially exceeded its carrying value. Subsequent to that date, no event has occurred indicating that the implied fair value of each of our reporting units is less than the carrying value of its net assets.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2015 vs. 2014		2015 vs. 2014
Financial Results	2015	2014	2015	2014	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Revenues
Commodity sales	$1,484.3	$2,754.5	$4,642.3	$8,276.3	$(1,270.2)	(46%)	$(3,634.0)	(44%)
Services	414.1	364.9	1,188.4	1,071.1	49.2	13%	117.3	11%
Total revenues	1,898.4	3,119.4	5,830.7	9,347.4	(1,221.0)	(39%)	(3,516.7)	(38%)
Cost of sales and fuel	1,360.8	2,583.2	4,307.8	7,807.3	(1,222.4)	(47%)	(3,499.5)	(45%)
Net margin	537.6	536.2	1,522.9	1,540.1	1.4	—%	(17.2)	(1%)
Operating costs	162.1	170.8	506.9	481.5	(8.7)	(5%)	25.4	5%
Depreciation and amortization	87.5	73.9	259.5	212.1	13.6	18%	47.4	22%
Gain (loss) on sale of assets	(0.4)	1.5	(0.3)	1.5	(1.9)	*	(1.8)	*
Operating income	$287.6	$293.0	$756.2	$848.0	$(5.4)	(2%)	$(91.8)	(11%)
Equity in net earnings (loss)from investments	$32.2	$(52.3)	$93.2	$6.7	$84.5	*	$86.5	*
Interest expense	$(86.7)	$(70.1)	$(253.9)	$(211.3)	$16.6	24%	$42.6	20%
Capital expenditures	$300.5	$380.5	$928.9	$1,173.0	$(80.0)	(21%)	$(244.1)	(21%)
* Percentage change is greater than 100 percent.

Commodity sales revenues and costs of sales and fuel decreased for the three and nine months ended September 30, 2015, compared with the same periods in 2014, due to higher propane and natural gas prices as well as wider NGL location and product price differentials experienced in the first quarter 2014 as a result of unusually high weather-related seasonal demand and a sharp decline in commodity prices that began in the fourth quarter 2014 and continued into 2015. The impact from the price decrease was offset partially by higher gathered and processed volumes and an improved contract mix in our Natural Gas Gathering and Processing segment and higher NGL volumes transported on gathering lines and fractionated in our Natural Gas Liquids segment for the three and nine months ended September 30, 2015, compared with the same periods in 2014.

Services revenues increased for the three and nine months ended September 30, 2015, compared with the same periods in 2014, due to higher natural gas and NGL volumes from our recently completed capital projects, including acquisitions, in our Natural Gas Gathering and Processing and Natural Gas Liquids segments and higher fees resulting from contract restructuring efforts in our Natural Gas Gathering and Processing segment.

Operating costs decreased for the three months ended September 30, 2015, compared with the same period in 2014, due primarily to higher scheduled maintenance and chemicals costs in the prior year, offset partially by increased employee costs from the growth of our operations related to our completed capital projects and acquisitions. Operating costs increased for the nine months ended September 30, 2015, compared with the same period in 2014, due primarily to increased employee costs from the growth of our operations related to our completed capital projects and acquisitions.

Depreciation and amortization expense increased for the three and nine months ended September 30, 2015, compared with the same periods in 2014, due primarily to the growth of our operations related to our completed capital projects and acquisitions.

Equity in net earnings from investments increased for the three and nine months ended September 30, 2015, compared with the same periods in 2014, due to an impairment charge in September 2014 of $76.4 million related to our equity method investment in Bighorn Gas Gathering in our Natural Gas Gathering and Processing segment and due to higher volumes in 2015 delivered to Overland Pass Pipeline from our Bakken NGL Pipeline in our Natural Gas Liquids segment.

Interest expense increased for the three and nine months ended September 30, 2015, compared with the same periods in 2014, due primarily to higher short-term borrowings and rates, lower capitalized interest due to capital-growth projects completed and placed in service in 2014, and interest costs from our $800 million debt issuance in March 2015.

Capital expenditures decreased for the three and nine months ended September 30, 2015, compared with the same periods in 2014, due to the completion of several large projects in 2014 and the timing of expenditures for our growth projects.

Additional information regarding our financial results and operating information is provided in the following discussion for each of our segments.

Natural Gas Gathering and Processing

Overview - Our Natural Gas Gathering and Processing segment provides nondiscretionary services to crude oil and natural gas producers that include gathering and processing of natural gas produced from crude oil and natural gas wells. Unprocessed natural gas is compressed and gathered through pipelines and transported to processing facilities where volumes are aggregated, treated and processed to remove water vapor, solids and other contaminants, and to extract NGLs in order to provide marketable natural gas, commonly referred to as residue natural gas. The residue natural gas, which consists primarily of methane, is compressed and delivered to natural gas pipelines for transportation to end users. When the NGLs are separated from the unprocessed natural gas at the processing plants, the NGLs are typically in the form of a mixed, unfractionated NGL stream that is delivered to natural gas liquids gathering pipelines for transportation to natural gas liquids fractionators.

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

Revenues for this segment are derived primarily from POP contracts with fee-based components and fee-based contracts. Under a POP contract with fee-based components, we charge fees for gathering, treating, compressing and processing the producer’s natural gas, and retain a percentage of the proceeds from the sale of residue natural gas, condensate and/or NGLs. With a fee-based contract, we are paid a fee for the services we provide, based on volumes gathered, processed, treated and/or compressed. Many of our contracts contain provisions such as a minimum margin or fixed fees that ensures a minimum level of revenues regardless of commodity prices or volumetric throughput.

We expect our capital projects will continue to generate additional revenues, earnings and cash flows as they are completed. We use commodity derivative instruments and physical-forward contracts to reduce our near-term sensitivity to fluctuations in the natural gas, crude oil and NGL prices received for our share of volumes. We have renegotiated many Natural Gas Gathering and Processing segment contracts to significantly increase our fee-based earnings and continue to actively work with our producer customers to similarly restructure additional contracts. We expect to substantially complete our negotiations on Williston Basin contracts in 2015 and receive the full benefit of the improved margins in 2016. Our NGLs, natural gas and crude oil commodity price sensitivity in this segment is expected to decrease in 2016 as contracts are renegotiated.

The significant growth in the development of crude oil and NGL-rich natural gas in the Williston Basin has caused natural gas production to exceed the capacity of existing natural gas gathering and processing infrastructure, which results in the flaring of natural gas (the controlled burning of natural gas at the wellhead) by many crude oil and natural gas producers. In July 2014, the North Dakota Industrial Commission (NDIC) approved a policy designed to limit flaring at existing and future crude oil wells in the Williston Basin. The policy establishes crude oil production limits that will take effect if a producer fails to meet requirements to capture natural gas at the wellhead. We continue to actively participate on the Flaring Task Force, which provides recommendations to the NDIC on policies and targets. The NDIC recently passed updated natural gas capture percentages and associated timelines. None of these changes are expected to have a material impact on volume. We are constructing additional natural gas gathering pipelines, compression and processing plants, and natural gas liquids pipeline capacity that are expected to help alleviate capacity constraints. We have completed three of six compressor stations expected to be constructed in 2015. Together, the six compression stations will add 300 MMcf/d of natural gas gathering capacity to our system in the Williston Basin.

We expect our natural gas gathered and processed volumes to continue to grow in 2016, despite reductions in crude oil and natural gas producer drilling activity. Volumes are expected to increase in the Williston Basin due to the following:

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

In the Mid-Continent region, a large customer drilled wells in the first half of 2015 with well completions beginning in the third quarter 2015 and expected to continue through the fourth quarter 2015. The additional volumes from these new wells are expected to offset the natural declines of existing production in this region.

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

In 2014 and through the third quarter 2015, we have completed the following projects:

Completed Projects	Location	Capacity	Approximate Costs (a)	Completion Date
			(In millions)
Rocky Mountain Region
Garden Creek II processing plant and infrastructure	Williston Basin	100 MMcf/d	$310	August 2014
Garden Creek III processing plant and infrastructure	Williston Basin	100 MMcf/d	$310	October 2014
Mid-Continent Region
Canadian Valley processing plant and infrastructure	Cana-Woodford Shale	200 MMcf/d	$255	March 2014
(a) - Excludes AFUDC.

We have the following natural gas processing plants and related infrastructure in various stages of construction:

Projects in Progress	Location	Capacity	Approximate Costs (a)	Expected Completion Date
(In millions)
Rocky Mountain Region
Sage Creek infrastructure	Powder River Basin	Various	$35	Fourth quarter 2015
Natural gas compression	Williston Basin	100 MMcf/d	$80-$90	Fourth quarter 2015
Lonesome Creek processing plant and infrastructure	Williston Basin	200 MMcf/d	$550-$680	Fourth quarter 2015
Stateline de-ethanizers	Williston Basin	26 MBbl/d	$60-$80	Third quarter 2016
Bear Creek processing plant and infrastructure	Williston Basin	80 MMcf/d	$230-$330	Third quarter 2016
Bronco processing plant and infrastructure	Powder River Basin	50 MMcf/d	$130-$200	Suspended
Demicks Lake processing plant and infrastructure	Williston Basin	200 MMcf/d	$475-$670	Suspended
Mid-Continent Region
Knox processing plant and infrastructure	SCOOP	200 MMcf/d	$240-$470	Suspended
Total			$1,800-$2,555
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

Natural Gas Compression - In July 2014, we announced we will construct additional natural gas compressor stations across our Williston Basin system to take advantage of additional natural gas processing capacity at our Garden Creek and Stateline facilities by a total of 100 MMcf/d.

Lonesome Creek Plant - In November 2013, we announced we will construct the Lonesome Creek natural gas processing plant and related infrastructure, which will be located in McKenzie County, North Dakota. The plant and infrastructure will help address natural gas gathering and processing constraints in the region.

Stateline De-ethanizers - In December 2014, we announced we will construct de-ethanizers at our Stateline natural gas processing plants, which are located in Williams County, North Dakota. Once completed, the de-ethanizers will remove ethane from the natural gas liquids stream, which we expect to then be sold under a long-term contract to a customer who plans to transport the ethane on a third-party pipeline.

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

Sage Creek Infrastructure - We plan to construct new natural gas gathering infrastructure at our Sage Creek plant to meet the growing production of NGL-rich natural gas in this area. We have supply contracts providing for long-term acreage dedications from crude oil and natural gas producers in the area supporting this project.

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

Selected Financial Results - Our Natural Gas Gathering and Processing segment’s financial results for the three and nine months ended September 30, 2015, reflect the benefits from additional natural gas compression projects completed in 2015; the Garden Creek III natural gas processing plant, which was completed in October 2014; and the Garden Creek II natural gas processing plant, which was completed in August 2014. Additionally, financial results for the nine months ended September 30, 2015, reflect the benefits of the Canadian Valley natural gas processing plant, which was completed in March 2014.

The completion of the natural gas compression projects and Garden Creek II and Garden Creek III natural gas processing plants resulted in increased natural gas volumes gathered and processed in the Williston Basin, and completion of the Canadian Valley natural gas processing plant resulted in increased natural gas volumes gathered in Oklahoma.

The following table sets forth certain selected financial results for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2015 vs. 2014		2015 vs. 2014
Financial Results	2015	2014	2015	2014	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL sales	$118.7	$394.1	$423.1	$1,128.8	$(275.4)	(70%)	$(705.7)	(63%)
Condensate sales	12.3	24.5	39.9	82.0	(12.2)	(50%)	(42.1)	(51%)
Residue natural gas sales	211.2	284.0	635.6	849.4	(72.8)	(26%)	(213.8)	(25%)
Gathering, compression, dehydration and processing fees and other revenue	92.1	75.2	251.4	203.1	16.9	22%	48.3	24%
Cost of sales and fuel	293.6	599.6	947.5	1,776.6	(306.0)	(51%)	(829.1)	(47%)
Net margin	140.7	178.2	402.5	486.7	(37.5)	(21%)	(84.2)	(17%)
Operating costs	61.2	64.3	193.9	188.5	(3.1)	(5%)	5.4	3%
Depreciation and amortization	37.3	31.3	109.0	89.6	6.0	19%	19.4	22%
Gain (loss) on sale of assets	0.1	0.3	0.3	0.3	(0.2)	(67%)	—	—%
Operating income	$42.3	$82.9	$99.9	$208.9	$(40.6)	(49%)	$(109.0)	(52%)
Equity in net earnings (loss) from investments	$4.4	$(71.1)	$13.5	$(60.5)	$75.5	*	$74.0	*
Capital expenditures	$231.8	$214.9	$692.6	$506.0	$16.9	8%	$186.6	37%
* Percentage change is greater than 100 percent.

Commodity prices declined sharply in the fourth quarter 2014 and remained at relatively lower levels throughout the first nine months of 2015. We expect lower commodity prices to persist throughout the remainder of 2015, with a modest recovery in 2016. Therefore, we expect crude oil, natural gas and NGL supply growth to continue to slow. As crude oil and natural gas exploration and production capital investment has decreased due to market conditions, crude oil and natural gas producers are focusing their drilling activities in high-return areas that are most economical to develop and have higher production volumes, which offsets partially the reduction in drilling. The lower commodity price environment is having a significant impact on our Natural Gas Gathering and Processing segment’s financial results in 2015 compared with 2014.

Net margin decreased for the three months ended September 30, 2015, compared with the same period in 2014, primarily as a result of the following:

•	a decrease of $53.9 million due primarily to lower net realized NGL, natural gas and condensate prices;

•
a decrease of $7.0 million due primarily to unplanned operational outages in the Williston Basin and decreased natural gas processed volumes in the Cana-Woodford Shale, offset partially by natural gas volume growth in the Williston Basin; and

•	a decrease of $3.7 million due primarily to decreased ethane rejection to maintain downstream NGL product specifications; offset partially by

•	an increase of $27.1 million due primarily to changes in contract mix resulting from higher fee rates.

Net margin decreased for the nine months ended September 30, 2015, compared with the same period in 2014, primarily as a result of the following:

•	a decrease of $153.3 million due primarily to lower net realized NGL, natural gas and condensate prices; and

•	a decrease of $4.6 million due primarily to decreased ethane rejection to maintain downstream NGL product specifications; offset partially by

•	an increase of $47.9 million due primarily to changes in contract mix resulting from higher fee rates; and

•
an increase of $25.8 million due primarily to natural gas volume growth in the Williston Basin, offset partially by unplanned operational outages in the Williston Basin and decreased natural gas volumes in the Cana-Woodford Shale.

Operating costs decreased for the three months ended September 30, 2015, compared with the same period in 2014, primarily as a result of the following:

•	a decrease of $4.1 million in materials and supplies due primarily to higher chemicals costs in the prior year; and

•	a decrease of $2.4 million in ad valorem taxes due to the timing of ad valorem tax estimates; offset partially by

•	an increase of $2.3 million in employee-related costs due to higher labor and employee benefit costs resulting from the completion of our growth projects; and

•	an increase of $1.1 million in outside services expense due primarily to the completion of our growth projects.

Operating costs increased for the nine months ended September 30, 2015, compared with the same period in 2014, primarily as a result of the completion of our growth projects, which include the following:

•	an increase of $7.9 million in employee-related costs due to higher labor and employee benefit costs; and

•	an increase of $6.3 million in outside services expense; offset partially by

•	a decrease of $8.4 million in materials and supplies due primarily to higher chemicals costs in the prior year.

Depreciation and amortization expense increased for the three and nine months ended September 30, 2015, compared with the same periods in 2014, due to the completion of growth projects.

Equity in net earnings from investments increased for the three and nine months ended September 30, 2015, compared with the same periods in 2014, due to $76.4 million in impairment charges in the third quarter 2014 related to our investment in Bighorn Gas Gathering.

Capital expenditures increased for the three and nine months ended September 30, 2015, compared with the same periods in 2014, due primarily to the timing of expenditures for our growth projects discussed above.

Selected Operating Information - The following tables set forth selected operating information for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information (a)	2015	2014	2015	2014
Natural gas gathered (BBtu/d)	1,897	1,847	1,877	1,665
Natural gas processed (BBtu/d) (b)	1,617	1,666	1,640	1,462
NGL sales (MBbl/d)	134	111	123	100
Residue natural gas sales (BBtu/d)	837	792	828	682
Realized composite NGL net sales price ($/gallon) (c) (d)	$0.31	$0.93	$0.35	$0.97
Realized condensate net sales price ($/Bbl) (c) (e)	$42.32	$81.02	$35.80	$78.00
Realized residue natural gas net sales price ($/MMBtu) (c) (e)	$3.62	$3.92	$3.64	$3.91
Average fee rate ($/MMBtu)	$0.43	$0.36	$0.39	$0.36
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.
(c) - Includes the impact of hedging activities on our equity volumes.
(d) - Net of transportation and fractionation costs.
(e) - Net of transportation costs.

Natural gas gathered volumes, NGL sales volumes and residue natural gas sales volumes increased during the three months ended September 30, 2015, compared with the same period in 2014, due to the completion of growth projects in the Williston Basin. Natural gas processed volumes decreased during the three months ended September 2015, compared with the same period in 2014, due to unplanned operational outages in the Williston Basin, natural declines in the Cana-Woodford Shale and minor timing delays in well connections in the Mid-Continent. We expect volumes to increase in the fourth quarter 2015 as unplanned operational outages from the third quarter in the Williston Basin have been resolved, a large producer continues to complete wells in the Cana-Woodford Shale that were drilled earlier in 2015, and our remaining compression projects are completed.

Natural gas gathered and processed volumes, NGL sales volumes and residue natural gas sales volumes increased during the nine months ended September 30, 2015, compared with the same period in 2014, due to the completion of growth projects in the Williston Basin and in the Mid-Continent area.

In March 2014, our Canadian Valley plant in Oklahoma was completed, which has better ethane rejection capabilities than our other processing plants in the Mid-Continent region. Beginning in June 2015, we reduced the level of ethane rejection in the Rocky Mountain region to address downstream NGL product specifications. We expect the decreased level of ethane rejection to continue into 2016. We expect the quantity and composition of NGLs and natural gas will continue to change as our new natural gas processing plants in the Williston Basin are placed in service.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Equity Volume Information (a)	2015	2014	2015	2014

NGL sales (MBbl/d)	24.9	16.0	21.0	16.6
Condensate sales (MBbl/d)	2.7	2.6	3.0	3.1
Residue natural gas sales (BBtu/d)	136.3	134.5	141.6	109.6
(a) - Includes volumes for consolidated entities only.

Commodity Price Risk - The following tables set forth our Natural Gas Gathering and Processing segment’s hedging information. The tables below reflect the NGLs for propane, normal butane, iso-butane and natural gasoline only since the ethane component of our equity NGL volume is not hedged and is not expected to be material to our results of operations. The segment’s hedging information as of October 2015 for our equity volumes is as follows for the periods indicated:

	Three Months Ending December 31, 2015
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	13.6	$0.64	/ gallon	84%
Condensate (MBbl/d) - WTI-NYMEX	2.6	$54.69	/ Bbl	96%
Natural gas (BBtu/d) - NYMEX and basis	122.8	$3.64	/ MMBtu	97%

	Year Ending December 31, 2016
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	4.9	$0.54	/ gallon	49%
Condensate (MBbl/d) - WTI-NYMEX	1.5	$62.65	/ Bbl	48%
Natural gas (BBtu/d) - NYMEX and basis	74.1	$2.96	/ MMBtu	83%

We have renegotiated many Natural Gas Gathering and Processing segment contracts to significantly increase our fee-based earnings and continue to actively work with our producer customers to similarly restructure additional contracts. Our NGLs, natural gas and crude oil commodity price sensitivity in this segment is expected to decrease in 2016 as contracts are renegotiated. Our Natural Gas Gathering and Processing segment’s commodity price sensitivity is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at September 30, 2015, excluding the effects of hedging and assuming normal operating conditions. Our condensate sales are based on the price of crude oil. We estimate the following for the three months ending December 31, 2015:

•	a $0.01 per-gallon change in the composite price of NGLs would change three-month net margin by approximately $0.8 million;

•	a $1.00 per-barrel change in the price of crude oil would change three-month net margin by approximately $0.3 million; and

•	a $0.10 per-MMBtu change in the price of residue natural gas would change three-month net margin by approximately $1.2 million.

We estimate the following for the year ending December 31, 2016:

•	a $0.01 per-gallon change in the composite price of NGLs would change 12-month net margin by approximately $1.8 million;

•	a $1.00 per-barrel change in the price of crude oil would change 12-month net margin by approximately $1.3 million; and

•	a $0.10 per-MMBtu change in the price of residue natural gas would change 12-month net margin by approximately $3.3 million.

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

The current commodity price environment has caused natural gas producers to reduce drilling for natural gas, which we expect will slow volume growth or reduce volumes of natural gas delivered to systems owned by our Powder River Basin equity method investments. A continued decline in volumes gathered in the coal-bed methane area of the Powder River Basin may reduce our ability to recover the carrying value of our equity investments in this area and could result in noncash charges to earnings. The net book value of our equity method investments in this dry natural gas area is $214.2 million, which includes $130.5 million of equity method goodwill.

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

NGL location price differentials have generally remained narrow between the Mid-Continent and Gulf Coast market centers. We expect these narrow NGL price differentials, with periods of volatility for certain NGL products, to continue as new fractionators and pipelines, including our growth projects discussed below, help alleviate constraints that have historically existed between the Conway, Kansas, and Mont Belvieu, Texas, natural gas liquids market centers. In addition, new natural gas liquids pipeline projects constructed by third parties have started to bring incremental NGL supply from the Rocky Mountain, Marcellus and Utica regions to the Mont Belvieu, Texas, market center that may affect NGL prices, as well as compete with or displace NGL supply volumes from the Mid-Continent and Rocky Mountain regions where our assets are located. Our Natural Gas Liquids segment’s capital-growth projects are supported by fee-based contractual commitments that we expect will fill much of our optimization capacity used historically to capture NGL location price differentials between the two market centers.

Supply growth has resulted in available ethane supplies that are greater than the petrochemical industry’s current demand. As a result, low or unprofitable price differentials between ethane and natural gas have resulted in ethane rejection at most of our and our customers’ natural gas processing plants connected to our natural gas liquids gathering system in the Mid-Continent, Permian and Rocky Mountain regions during 2014 and the first nine months of 2015. Through ethane rejection, natural gas processors leave much of the ethane component in the natural gas stream sold at the tailgate of natural gas processing plants. We expect ethane rejection to persist at current levels until ethylene producers increase their capacity to consume additional ethane feedstock volumes through plant modifications, plant expansions and the completion of announced new world-scale ethylene production projects beginning in 2017. Ethane rejection is expected to continue to have a significant impact on our financial results through 2017. However, beginning in June 2015, our Natural Gas Gathering and Processing segment reduced its level of ethane rejection in the Rocky Mountain region to alleviate downstream NGL product specification issues, which offsets partially this financial impact. We expect this decreased ethane rejection to continue into 2016. In addition, our Natural Gas Liquids segment’s integrated assets enable it to mitigate partially the impact of ethane rejection through minimum volume commitments, contract modifications that vary fees for ethane and other NGL products, and our ability to utilize the transportation capacity made available due to ethane rejection to capture additional NGL location price differentials, when they exist, in our optimization activities. See additional discussion in the “Financial Results and Operating Information” section.

Growth Projects - Our growth strategy in our Natural Gas Liquids segment is focused around the crude oil and NGL-rich natural gas drilling activity in shale and other nonconventional resource areas from the Rocky Mountain region through the Mid-Continent region into Texas and New Mexico. Crude oil, natural gas and NGL production from this activity; higher petrochemical industry demand for NGL products; and increased exports have resulted in our making additional capital investments to expand our infrastructure to bring these commodities from supply basins to market. Expansion of the petrochemical industry in the United States is expected to increase ethane demand significantly beginning in 2017, and international demand for NGLs, particularly propane, also is increasing and is expected to continue to do so in the future.

Our Natural Gas Liquids segment is investing in NGL-related projects to accommodate the transportation and fractionation of NGL supply from shale and other resource development areas across our asset base and alleviate expected infrastructure constraints between the Mid-Continent and Gulf Coast market centers to meet increasing petrochemical industry and NGL export demand in the Gulf Coast. Over time, these growing fee-based NGL volumes are expected to fill much of our natural gas liquids pipeline capacity used historically to capture the NGL location price differentials between the two market centers.

We have completed the following growth projects in this segment in 2014 and through the third quarter 2015:

Completed Projects	Location	Capacity	Approximate Costs (a)	Completion Date
			(In millions)
Ethane/Propane Splitter	Texas Gulf Coast	40 MBbl/d	$46	March 2014
Sterling III Pipeline and reconfigure Sterling I and II	Mid-Continent Region	193 MBbl/d	$808	March 2014
Bakken NGL Pipeline expansion - Phase I	Rocky Mountain Region	75 MBbl/d	$90	September 2014
Niobrara NGL Lateral	Powder River Basin	90 miles	$65	September 2014
West Texas LPG (b)	Permian Basin	2,600 miles	$800	November 2014
MB-3 Fractionator	Texas Gulf Coast	75 MBbl/d	$520-$540	December 2014
NGL Pipeline and Hutchinson Fractionator infrastructure	Mid-Continent Region	95 miles	$115-$120	April 2015
(a) - Excludes AFUDC.
(b) - Acquisition.

We have the following projects in various stages of construction:

Projects in Progress	Location	Capacity	Approximate Costs (a)	Expected Completion Date
(In millions)
Bakken NGL Pipeline expansion - Phase II	Rocky Mountain Region	25 MBbl/d	$100	Third quarter 2016
Bear Creek NGL infrastructure	Williston Basin	40 miles	$35-$45	Third quarter 2016
Bronco NGL infrastructure	Powder River Basin	65 miles	$45-$60	Suspended
Demicks Lake NGL infrastructure	Williston Basin	12 miles	$10-$15	Suspended
Total			$190-$220
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

Selected Financial Results - Our Natural Gas Liquids segment’s financial results for the three and nine months ended September 30, 2015, reflect the benefits from the following projects and acquisition:

•	the NGL Pipeline and Hutchinson Fractionator infrastructure, which was completed in April 2015;

•	the MB-3 Fractionator, which was completed in December 2014;

•	the West Texas LPG acquisition, which was completed in November 2014;

•	the Bakken NGL Pipeline expansion Phase I, which was completed in September 2014; and

•	the Niobrara NGL Lateral, which was completed in September 2014.

Additionally, the financial results for the nine months ended September 30, 2015, reflect the benefits from the following projects:

•	the Ethane/propane splitter, which was completed in March 2014; and

•	the Sterling III Pipeline and reconfiguration of the Sterling II Pipeline, which were completed in March 2014.

The following table sets forth certain selected financial results for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2015 vs. 2014		2015 vs. 2014
Financial Results	2015	2014	2015	2014	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$1,253.1	$2,450.2	$3,965.2	$7,341.0	$(1,197.1)	(49%)	$(3,375.8)	(46%)
Exchange service and storage revenues	313.2	265.0	861.8	710.9	48.2	18%	150.9	21%
Transportation revenues	45.1	19.3	129.4	59.7	25.8	*	69.7	*
Cost of sales and fuel	1,289.6	2,451.5	4,054.0	7,293.5	(1,161.9)	(47%)	(3,239.5)	(44%)
Net margin	321.8	283.0	902.4	818.1	38.8	14%	84.3	10%
Operating costs	74.5	77.0	234.1	218.2	(2.5)	(3%)	15.9	7%
Depreciation and amortization	39.3	31.7	118.1	89.8	7.6	24%	28.3	32%
Gain (loss) on sale of assets	(0.5)	(0.5)	(0.6)	(0.6)	—	—%	—	—%
Operating income	$207.5	$173.8	$549.6	$509.5	$33.7	19%	$40.1	8%
Equity in net earnings from investments	$10.9	$4.4	$27.6	$13.6	$6.5	*	$14.0	*
Capital expenditures	$52.8	$153.8	$185.4	$637.5	$(101.0)	(66%)	$(452.1)	(71%)
* Percentage change is greater than 100 percent.

Crude prices declined sharply in the fourth quarter 2014 and remained relatively low during the first nine months of 2015, which impacted NGL prices as NGL prices generally are linked to crude oil prices. These price decreases affected our NGL and condensate sales revenue and cost of sales and fuel in our Consolidated Statements of Income.

In the first quarter 2014, we experienced increased propane demand and prices, which impacted our results of operations for the three and nine months ended September 30, 2014, due to colder than normal weather. The price of propane in the Mid-Continent market and the wider location price differentials between the Mid-Continent and Gulf Coast market centers peaked in late January 2014 and returned to historical levels by the end of February 2014 as supply and demand balanced.

Net margin increased for the three months ended September 30, 2015, compared with the same period in 2014, primarily as a result of the following:

•
an increase of $27.5 million in exchange-services margins, which resulted primarily from increased volumes from new plant connections in the Williston Basin, Powder River Basin and Mid-Continent region, offset partially by unplanned operational outages at our natural gas processing plants in the Williston Basin;

•	an increase of $26.1 million in transportation margins due primarily to volumes from the Permian Basin from the West Texas LPG system, which was acquired in November 2014;

•	an increase of $12.5 million resulting from decreased ethane rejection in the Williston Basin, offset partially by higher ethane rejection in the Mid-Continent region; and

•	an increase of $1.1 million in higher storage margin; offset partially by

•
a decrease of $17.2 million in optimization and marketing margins, which resulted from an $18.4 million decrease due primarily to narrower NGL product price differentials and a $3.6 million decrease in marketing margins, offset partially by a $4.8 million increase due primarily to wider NGL location price differentials;

•	a decrease of $6.2 million related to lower isomerization volumes, resulting from the narrower NGL product price differentials between normal butane and iso-butane; and

•	a decrease of $5.0 million due to the impact of operational measurement gains in 2014 and operational measurement losses in 2015.

Net margin increased for the nine months ended September 30, 2015, compared with the same period in 2014, primarily as a result of the following:

•
an increase of $149.7 million in exchange-services margins, which resulted primarily from increased volumes from new plant connections in the Williston Basin, Powder River Basin and Mid-Continent region, higher fees for exchange-services activities resulting from contract negotiations, and higher revenues from customers with minimum volume obligations, offset partially by unplanned operational outages at our natural gas processing plants in the Williston Basin during the third quarter 2015;

•	an increase of $67.1 million in transportation margins due primarily to volumes from the Permian Basin from the West Texas LPG system, which was acquired in November 2014; and

•	an increase of $2.0 million resulting from decreased ethane rejection in the Williston Basin, offset partially by higher ethane rejection in the Mid-Continent region; offset partially by

•
a decrease of $100.2 million in optimization and marketing margins, which resulted from a $55.7 million decrease due primarily to narrower NGL product price differentials, a $25.8 million decrease due primarily to significantly narrower NGL location price differentials and an $18.7 million decrease in marketing margins. These decreases relate primarily to the increased demand for propane we experienced during the first quarter 2014;

•	a decrease of $26.6 million related to lower isomerization volumes, resulting from the narrower NGL product price differential between normal butane and iso-butane; and

•	a decrease of $8.8 million due to the impact of operational measurement gains in 2014 and operational measurement losses in 2015.

Operating costs decreased for the three months ended September 30, 2015, compared with the same period in 2014, primarily as a result of the following:

•	a decrease of $3.9 million due to lower outside services expense and miscellaneous supplies and expenses due primarily to scheduled maintenance in the prior year; offset partially by

•	an increase of $1.4 million due to higher employee-related costs due primarily to higher labor and employee benefit costs as a result of the completion of our growth projects and acquisitions.

Operating costs increased for the nine months ended September 30, 2015, compared with the same period in 2014, primarily as a result of the completion of our growth projects and acquisitions, and include the following:

•	an increase of $8.6 million due to higher employee-related costs due primarily to higher labor and employee benefit costs; and

•	an increase of $6.9 million due to higher ad valorem taxes.

Depreciation and amortization expense increased for the three and nine months ended September 30, 2015, compared with the same periods in 2014, due to depreciation associated with completed capital projects, including acquisitions.

Equity in net earnings from investments increased for the three and nine months ended September 30, 2015, compared with the same periods in 2014, due primarily to higher volumes delivered to Overland Pass Pipeline from our Bakken NGL Pipeline.

Capital expenditures decreased for the three and nine months ended September 30, 2015, compared with the same periods in 2014, due primarily to the timing of expenditures for our growth projects discussed above.

Selected Operating Information - The following table sets forth selected operating information for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information	2015	2014	2015	2014
NGL sales (MBbl/d)	683	626	657	598
NGLs transported-gathering lines (MBbl/d) (a)	786	529	759	508
NGLs fractionated (MBbl/d) (b)	591	553	540	515
NGLs transported-distribution lines (MBbl/d) (a)	456	377	422	412
Average Conway-to-Mont Belvieu OPIS price differential - ethane in ethane/propane mix ($/gallon)	$0.02	$0.03	$0.02	$0.06
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.

NGLs transported on gathering lines and NGLs fractionated increased for the three and nine months ended September 30, 2015, compared with the same periods in 2014, due to increased volumes from new plant connections in the Williston Basin, Powder River Basin and Mid-Continent region, and decreased ethane rejection in the Rocky Mountain region beginning in June 2015 due to downstream NGL product specifications, offset partially by increased ethane rejection in the Mid-Continent region and unplanned operational outages at our natural gas processing plants in the Williston Basin during the third quarter 2015. Gathered volumes increased approximately 20 MBbl/d in the Rocky Mountain region due to decreased ethane rejection in the third quarter 2015, and we expect this decreased level of rejection to continue into 2016. NGLs transported on gathering lines also increased significantly for the three and nine months ended September 30, 2015, compared with the same periods in 2014, due to volumes from the Permian Basin transported on the West Texas LPG system, which was acquired in November 2014.

NGLs transported on distribution lines increased for the three and nine months ended September 30, 2015, compared with the same periods in 2014, due primarily to higher gathered and fractionated volumes as discussed above.

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

Roadrunner was fully subscribed for its initial design through an open season process held in December 2014. Precedent agreements representing the initial design capacity have been executed with the Comisión Federal de Electricidad and a Fermaca subsidiary. All transportation agreements will be firm demand charge and will have a term of 25 years. Additional capacity could become available through future expansions depending on the demands of the market.

We will manage the construction of the project and will be the operator of the pipeline upon its completion. The estimated total cost of the project is approximately $450 million to $500 million. We contributed approximately $30 million to Roadrunner in the nine months ended September 30, 2015, and do not expect to make any further contributions in 2015. These contributions are generally being used for acquisition of right of way, pipe and materials. We expect to contribute approximately $65 million to Roadrunner during 2016. Roadrunner entered into a $230 million senior secured credit facility for the construction and operation of the pipeline. The senior secured credit facility expires 7 years after the Roadrunner in-service date of Phase II, which is expected to be completed in the first quarter 2017. In addition, Roadrunner executed interest-rate swaps to hedge the variability of its interest payments during the term of the credit facility.

The FERC approved Roadrunner’s request for a Presidential Permit and authorization in October 2015, and construction has commenced.

WesTex Pipeline Expansion - In July 2015, we announced we plan to expand the capacity of the WesTex intrastate natural gas pipeline by constructing two new compressor stations and upgrading or expanding three existing compressor stations. The expansion project is approximately 90 percent subscribed with long-term firm demand charge transportation contracts and will complement the Roadrunner pipeline project. Together, these projects provide markets in Mexico access to upstream supply basins in West Texas and the Mid-Continent region.

Selected Financial Results - The following table sets forth certain selected financial results for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2015 vs. 2014		2015 vs. 2014
Financial Results	2015	2014	2015	2014	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$63.7	$64.3	$193.5	$204.7	$(0.6)	(1%)	$(11.2)	(5%)
Storage revenues	14.2	12.6	42.4	48.6	1.6	13%	(6.2)	(13%)
Natural gas sales and other revenues	5.1	2.2	10.8	12.6	2.9	*	(1.8)	(14%)
Cost of sales and fuel	7.6	5.7	28.1	23.5	1.9	33%	4.6	20%
Net margin	75.4	73.4	218.6	242.4	2.0	3%	(23.8)	(10%)
Operating costs	26.7	28.0	79.1	82.8	(1.3)	(5%)	(3.7)	(4%)
Depreciation and amortization	10.9	10.9	32.5	32.6	—	—%	(0.1)	—%
Gain (loss) on sale of assets	(0.1)	1.7	(0.1)	1.7	(1.8)	*	(1.8)	*
Operating income	$37.7	$36.2	$106.9	$128.7	$1.5	4%	$(21.8)	(17%)
Equity in net earnings from investments	$17.0	$14.4	$52.1	$53.7	$2.6	18%	$(1.6)	(3%)
Capital expenditures	$14.7	$10.7	$39.9	$26.0	$4.0	37%	$13.9	53%
Cash paid for acquisitions	$—	$—	$—	$14.0	$—	—%	$(14.0)	(100%)
* Percentage change is greater than 100 percent.

Net margin increased for the three months ended September 30, 2015, compared with the same period in 2014, primarily as a result of the following:

•	an increase of $1.3 million due to higher storage revenues from increased rates; and

•	an increase of $1.2 million due to higher transportation revenues, primarily from higher rates on Viking Gas Transmission Company.

Net margin decreased for the nine months ended September 30, 2015, compared with the same period in 2014, primarily as a result of the following:

•
a decrease of $12.6 million from lower short-term natural gas storage services due primarily to increased weather-related seasonal demand associated with severely cold weather in the first quarter 2014;

•	a decrease of $9.4 million from lower net retained fuel due to lower natural gas prices and lower natural gas volumes retained;

•
a decrease of $4.8 million due to decreased park-and-loan services on our interstate pipelines as a result of increased weather-related seasonal demand due to severely cold weather in the first quarter 2014; and

•	a decrease of $1.9 million due to lower storage revenues from lower contracted firm capacity, offset partially by increased rates; offset partially by

•	an increase of $5.8 million due to higher transportation revenues, primarily from increased rates on intrastate pipelines and higher rates on Viking Gas Transmission Company.

Operating costs decreased for the three and nine months ended September 30, 2015, compared with the same periods in 2014, primarily as a result of lower materials and supplies expense.

Gain on sale of assets decreased for the three and nine months ended September 30, 2015, compared with the same period in 2014, as a result of an excess pad gas sale in 2014.

Equity in net earnings from investments increased for the three months ended September 30, 2015, compared with the same period in 2014, due primarily to an increase in firm transportation on Northern Border Pipeline.

Equity in net earnings from investments decreased for the nine months ended September 30, 2015, compared with the same period in 2014, due primarily to decreased park-and-loan services on Northern Border Pipeline resulting from increased weather-related seasonal demand due to severely cold weather in the first quarter 2014, offset partially by an increase in firm transportation.

Capital expenditures increased for the three and nine months ended September 30, 2015, compared with the same periods in 2014, due primarily to an increase in routine growth projects.

Selected Operating Information - The following table sets forth selected operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information (a)	2015	2014	2015	2014
Natural gas transportation capacity contracted (MDth/d)	5,739	5,725	5,797	5,760
Transportation capacity contracted	90%	90%	91%	91%
Average natural gas price
Mid-Continent region ($/MMBtu)	$2.59	$3.77	$2.56	$4.58
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

Northern Border Pipeline, in which we have a 50 percent ownership interest, has contracted substantially all of its long-haul transportation capacity through September 2016.

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

A reconciliation of Adjusted EBITDA for the three and nine months ended September 30, 2015 and 2014, to net income, which is the nearest comparable GAAP financial measure, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2015	2014	2015	2014
Reconciliation of Net Income to Adjusted EBITDA	(Thousands of dollars)
Net income	$229,665	$167,320	$588,307	$647,299
Interest expense	86,666	70,060	253,867	211,344
Depreciation and amortization	87,517	73,901	259,563	212,083
Impairment charges (a)	—	76,412	—	76,412
Income tax (benefit) expense	(156)	2,592	5,080	9,967
Allowance for equity funds used during construction and other noncash items	(10)	(1,723)	8,440	(13,947)
Adjusted EBITDA	$403,682	$388,562	$1,115,257	$1,143,158
(a) - Amount includes $23.0 million for our proportionate share of the long-lived asset impairment charge of our equity method investee Bighorn Gas Gathering and $53.4 million impairment charge for our investment in Bighorn Gas Gathering for the three and nine months ended September 30, 2014.

Adjusted EBITDA increased for the three months ended September 30, 2015, and decreased for the nine months ended September 30, 2015, compared with the same periods in 2014, due primarily to changes in operating income. Operating costs decreased for the three months ended September 30, 2015, but increased overall for the nine months ended September 30, 2015, compared with the same periods in 2014, due primarily to the growth of our operations related to our completed capital projects and acquisitions. See also the discussion in “Financial Results and Operating Information.”

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

LIQUIDITY AND CAPITAL RESOURCES

General - Part of our strategy is to grow through internally generated growth projects and acquisitions that strengthen and complement our existing assets. We rely primarily on operating cash flows, commercial paper, bank credit facilities, debt issuances and the issuance of common units for our liquidity and capital resources requirements. We fund our operating expenses, debt service and cash distributions to our limited partners and general partner primarily with operating cash flows. To the extent operating cash flows are not sufficient to fund our cash distributions, we may utilize short- and long-term debt and issuances of common units, as necessary. Capital expenditures are funded by operating cash flows, short- and long-term debt and issuances of equity. We expect to continue to use these sources for liquidity and capital resource needs on both a short- and long-term basis. We have no guarantees of debt or other similar commitments to unaffiliated parties.

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

We continue to have access to our commercial paper program and our Partnership Credit Agreement, which we expect to be adequate to fund short-term liquidity needs. In the first quarter 2015, we increased the capacity of our Partnership Credit Agreement to an aggregate of $2.4 billion from $1.7 billion. We also increased the size of our commercial paper program to $2.4 billion from $1.7 billion during the first quarter 2015. The facility is available to provide liquidity for working capital, capital expenditures and other general partnership purposes.

We expect the low commodity prices to continue to impact our volumes and margins in the fourth quarter 2015 and into 2016, and we are responding by aligning our operating costs and capital-growth projects with the needs of crude oil and natural gas producers, which includes suspending, reducing or eliminating certain capital-growth projects, limiting increases of distributions to our limited partners and negotiating various contract enhancements. Many contracts in our Natural Gas Gathering and Processing and Natural Gas Liquids segments include fixed fee, minimum volume or firm demand charge agreements that ensure a minimum level of revenues regardless of commodity prices. Additionally, we have renegotiated many Natural Gas Gathering and Processing segment contracts to significantly increase fee-based earnings and continue to actively work with our producer customers to similarly restructure additional contracts. We expect to substantially complete our negotiations on Williston Basin contracts in 2015 and receive the full benefit of the improved margins in 2016.

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

In the second and third quarters of 2015, our cash flow from operations exceeded our cash distributions. However, for the nine months ended September 30, 2015, our cash distributions exceeded our cash flow from operations. As a result, we utilized cash from operations, our commercial paper program and distributions received from our equity-method investments to fund our cash distributions, short-term liquidity needs and capital projects. We subsequently financed our capital-growth projects and repaid amounts outstanding under our commercial paper program with proceeds from our March 2015 senior notes offering, our August 2015 equity issuance and our “at-the-market” equity program. We expect increases in cash flows from operations in the fourth quarter 2015, compared with the first, second and third quarters of 2015, and in 2016 compared with 2015, due primarily to completion of our growth projects that we expect will provide increasing volumes in our Natural Gas Gathering and Processing and Natural Gas Liquids segments and contract renegotiations that we expect will provide increasing margins in our Natural Gas Gathering and Processing segment. See discussion under “Short-term Liquidity” and “Long-term Financing” for more information.

Capital Structure - The following table sets forth our capitalization structure at the dates indicated:

	September 30,	December 31,
	2015	2014
Long-term debt	50%	50%
Equity	50%	50%
Debt (including notes payable)	51%	54%
Equity	49%	46%

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

We had working capital (defined as current assets less current liabilities) deficits of $1.0 billion and $1.3 billion as of September 30, 2015, and December 31, 2014, respectively. Although working capital is influenced by several factors, including, among other things, (i) the timing of (a) scheduled debt payments, (b) the collection and payment of accounts receivable and payable, and (c) equity and debt issuances, and (ii) the volume and cost of inventory and commodity imbalances, the consolidated working capital deficit at December 31, 2014, was driven primarily by our capital-growth projects and our November 2014 $800 million acquisition of West Texas LPG, which were initially funded with short-term borrowings under our commercial paper program. We repaid these amounts outstanding with cash from operations, our March 2015 debt issuance and our August 2015 equity issuances. The consolidated working capital deficit at September 30, 2015, was driven primarily by our capital-growth projects and current maturities of our long-term debt. We may have working capital deficits in future periods as we continue to finance our capital-growth projects, often initially with short-term borrowings, which we expect to repay with proceeds from future issuances of long-term debt, common units or other debt or equity securities. We do not expect this working capital deficit to have an adverse impact to our cash flows or operations.

At September 30, 2015, we had $287.3 million in commercial paper outstanding, $14.0 million in letters of credit issued and no borrowings outstanding under our Partnership Credit Agreement. At September 30, 2015, we had approximately $7.3 million of cash and cash equivalents and approximately $2.1 billion of credit available under the Partnership Credit Agreement.

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

Our Partnership Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our Partnership Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1. If we consummate one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter in which the acquisition was completed and the two following quarters. As a result of the West Texas LPG acquisition we completed in the fourth quarter 2014, the allowable ratio of indebtedness to adjusted EBITDA increased to 5.5 to 1 through the second quarter 2015. If we were to breach certain covenants in our Partnership Credit Agreement, amounts outstanding under our Partnership Credit Agreement, if any, may become due and payable immediately. At September 30, 2015, our ratio of indebtedness to adjusted EBITDA was 4.3 to 1, and we were in compliance with all covenants under our Partnership Credit Agreement.

At September 30, 2015, we could have issued $1.2 billion of short- and long-term debt to meet our liquidity needs under the most restrictive provisions contained in our various borrowing agreements.

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

Debt Maturity - Our $650 million, 3.25 percent senior notes mature on February 1, 2016. The carrying amount of these notes is reflected in the current portion of long-term debt on our Consolidated Balance Sheet as of September 30, 2015. We expect to refinance this debt.

Equity Issuances - In August 2015, we completed a private placement of approximately 21.5 million common units at a price of $30.17 per unit with ONEOK. Additionally, we completed a concurrent sale of approximately 3.3 million common units at a price of $30.17 per unit to funds managed by Kayne Anderson Capital Advisors in a registered direct offering, which were issued through our existing “at-the-market” equity program. The combined offerings generated net cash proceeds of approximately $749 million. In conjunction with these issuances, ONEOK Partners GP contributed approximately $15.3 million in order to maintain its 2 percent general partner interest in us. We used the proceeds for general partnership purposes, including capital expenditures and repayment of commercial paper borrowings. No other units were sold through the “at-the-market” program during the three months ended September 30, 2015.

We have an “at-the-market” equity program for the offer and sale from time to time of our common units, up to an aggregate amount of $650 million. The program allows us to offer and sell our common units at prices we deem appropriate through a sales agent. Sales of common units are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common units under the program. At September 30, 2015, we had approximately $138 million of registered common units available for issuance through our “at-the-market” equity program.

During the nine months ended September 30, 2015, we sold approximately 10.5 million common units through our “at-the-market” equity program, including the units sold to funds managed by Kayne Anderson Capital Advisors in the registered direct offering discussed above. The gross proceeds, including ONEOK Partners GP’s contribution to maintain its 2 percent general partner interest in us, were approximately $384.4 million. Net cash proceeds, after deducting agent commissions and other related costs, were approximately $381.6 million, which were used for general partnership purposes, including repayment of commercial paper borrowings.

As a result of these transactions, ONEOK’s aggregate ownership interest in us increased to 41.2 percent at September 30, 2015, from 37.8 percent at December 31, 2014.

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

Interest-rate Swaps - We have entered into forward-starting interest-rate swaps to hedge the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. Upon our debt issuance in March 2015, we paid $55.1 million to settle $500 million of our interest-rate swaps. At

September 30, 2015, we had forward-starting interest-rate swaps with notional amounts totaling $400 million that were designated as cash flow hedges and have settlement dates of less than 12 months.

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

Capital expenditures were $928.9 million and $1.2 billion for the nine months ended September 30, 2015 and 2014, respectively.

The following table summarizes our 2015 projected growth and maintenance capital expenditures, excluding acquisitions, contributions to our equity-method investments, and AFUDC:

	Growth	Maintenance	Total
	(Millions of dollars)
Natural Gas Gathering and Processing	$780	$40	$820
Natural Gas Liquids	195	50	245
Natural Gas Pipelines	50	25	75
Other	—	15	15
Total projected capital expenditures	$1,025	$130	$1,155

Credit Ratings - Our long-term debt credit ratings are shown in the table below:

Rating Agency	Rating	Outlook
Moody’s	Baa2	Negative
S&P	BBB	Negative

Our commercial paper program is rated Prime-2 by Moody’s and A-2 by S&P. In August 2015, Moody’s and S&P affirmed our current credit ratings and revised our outlook to negative from stable. Our credit ratings, which are currently investment grade, may be affected by a material change in our financial ratios or a material event affecting our business and industry. The most common criteria for assessment of our credit ratings are the debt-to-EBITDA ratio, interest coverage, business risk profile and liquidity.

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

In the normal course of business, our counterparties provide us with secured and unsecured credit. In the event of a downgrade in our credit ratings or a significant change in our counterparties’ evaluation of our creditworthiness, we could be required to provide additional collateral in the form of cash, letters of credit or other negotiable instruments as a condition of continuing to conduct business with such counterparties. We may be required to fund margin requirements with our counterparties with cash, letters of credit or other negotiable instruments. There were no financial derivative instruments with contingent features related to credit risk that were in a net liability position at September 30, 2015.

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

The following table sets forth cash distributions paid, including our general partner’s incentive distribution rights, during the periods indicated:

	Nine Months Ended
	September 30,
	2015	2014
	(Millions of dollars)
Common unitholders	$435.6	$369.1
Class B unitholders	173.0	163.1
General partner	288.9	235.9
Noncontrolling interests	8.2	0.4
Total cash distributions paid	$905.7	$768.5

In the nine months ended September 30, 2015 and 2014, cash distributions paid to our general partner included incentive distributions of $271.0 million and $220.5 million, respectively.

In October 2015, our general partner declared a cash distribution of $0.79 per unit ($3.16 per unit on an annualized basis) for the third quarter 2015, which will be paid on November 13, 2015, to unitholders of record at the close of business on November 2, 2015.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

			Variances
	Nine Months Ended		2015 vs. 2014
	September 30,		Increase (Decrease)
	2015	2014
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$747.1	$887.1	$(140.0)
Investing activities	(940.7)	(1,160.7)	220.0
Financing activities	158.4	193.1	(34.7)
Change in cash and cash equivalents	(35.2)	(80.5)	45.3
Cash and cash equivalents at beginning of period	42.5	134.5	(92.0)
Cash and cash equivalents at end of period	$7.3	$54.0	$(46.7)

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

Cash flows from operating activities, before changes in operating assets and liabilities, were $849.7 million for the nine months ended September 30, 2015, compared with $925.9 million for the same period in 2014. The decrease is due primarily to a decrease in net margin attributable to lower commodity prices in 2015 and increases in operating costs and interest expense, as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities decreased operating cash flows $102.6 million for the nine months ended September 30, 2015, compared with a decrease of $38.8 million for the same period in 2014. This change is due primarily to the change in accounts receivable and accounts payable resulting from the timing of receipt of cash from customers and payments to vendors and suppliers, which vary from period to period and vary with changes in commodities prices. In the first quarter 2015, we also paid $55.1 million to settle forward-starting interest-rate swaps in connection with our March 2015 debt offering.

Investing Cash Flows - Cash used in investing activities decreased to $940.7 million for the nine months ended September 30, 2015, compared with $1.2 billion for the same period in 2014, due primarily to the completion of growth projects in 2014 and the timing of capital expenditures for our growth projects in our Natural Gas Gathering and Processing and Natural Gas Liquids segments, offset partially by contributions made to Roadrunner in 2015. We also had an acquisition in the first quarter 2014 in our Natural Gas Pipelines segment.

Financing Cash Flows - Cash provided by financing activities was $158.4 million for the nine months ended September 30, 2015, compared with cash provided by financing activities of $193.1 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, we raised additional capital of approximately $1.8 billion through both debt and equity issuances, and during the nine months ended September 30, 2014, we raised additional capital of approximately $947 million through equity issuances. These increases in financing cash inflows for the nine months ended September 30, 2015, compared with the same period in 2014, were offset partially by repayment of notes payable and increased distributions paid due to a higher number of units outstanding for the period and a higher distribution per unit.

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

In October 2015, PHMSA issued a notice of proposed rule-making to its hazardous liquid pipeline safety regulations. Among other things, the proposed regulations would expand the current leak-detection requirements, apply new, more conservative repair criteria and establish timelines for inspecting pipeline facilities potentially affected by an extreme weather event or natural disaster. The proposal would also increase the stringency of integrity management program requirements and set deadlines for the use of internal inspection tools on certain systems. Comments on the proposed rule-making are currently due by January 2016. The potential capital and operating expenditures related to the referenced legislation and regulations are unknown, but we do not anticipate a material impact to our planned capital, operations and maintenance costs resulting from compliance with the current or pending regulations.

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

In April 2014, the EPA and the United States Army Corps of Engineers proposed a joint rule-making to redefine the definition of “Waters of the United States” under the Clean Water Act. The final rule was published on June 29, 2015, and became effective on August 28, 2015. The final rule is not expected to result in material impacts on our projects, facilities and operations.

The EPA’s “Triggering and Tailoring Rules” regulate GHG emissions at new or modified facilities that meet certain criteria. Affected facilities are required to review BACT, conduct air-quality analysis, impact analysis and public reviews with respect to such emissions. At current emission threshold levels, this rule has had a minimal impact on our existing facilities. In addition, on June 23, 2014, the Supreme Court, in a case styled, Utility Air Regulatory Group v. EPA, 530 U.S. (2014), held that an industrial facility’s potential to emit GHG emissions alone cannot subject a facility to the permitting requirements for major stationary source provisions of the Clean Air Act. The decision invalidated the EPA’s current Triggering and Tailoring Rule for GHG PSD and Title V requirements as applied to facilities considered major sources only for GHGs (referred to as Step 2 sources). However, the Supreme Court also ruled that to the extent a source pursues a capital project (new construction or expansion of existing facility), which otherwise subjects the source to major source PSD permitting for conventional criteria pollutants, the permitting authorities may impose BACT analysis and emission limits for GHGs from those sources.

In April 2015, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit), on remand from the Supreme Court, issued its further Order following the Supreme Court’s decision in Utility Air Regulatory Group v. EPA. The D.C. Circuit’s Order included the following: (1) it formally vacated EPA regulations implementing the Tailoring Rule to the extent that they require a stationary source to obtain a PSD or Title V permit based solely on the source’s GHG emissions; and (2) ordered the EPA to consider whether any further revisions to its regulations are appropriate in light of the Supreme Court’s decision. On April 30, 2015, the EPA issued a direct final rule to allow for the rescission of Clean Air Act PSD permits issued by the EPA or delegated state and local permitting authorities under Step 2 of the GHG Tailoring Rule. The direct final rule was to become effective unless adverse comments were received by the EPA. On August 19, 2015, the EPA published the direct final rule in the Federal Register to confirm that no adverse comments were received and that the rule was now in effect. We do not expect the direct final rule to have a material impact on our existing operations or design decisions for new project applications.

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

In September 2015, the EPA published several proposed rule-makings in the Federal Register that affect the oil and gas industry. The rule-makings included, but were not limited to, proposed amendments to the NSPS rule. The proposed amendments to the NSPS rule included, in part, the proposed direct regulation of methane emissions for the first time as an individual air pollutant from oil and gas sources, as part of the President’s Methane Strategy. Comments on the proposed rule-makings remain ongoing.

In October 2015, the EPA issued a prepublication version of a final rule-making to amend downward the NAAQS for ground level ozone. The final rule requires revised designations of the areas in the various states for classification as in attainment or nonattainment for the new ozone NAAQS. Any areas determined to not attain the ozone NAAQS will implicate more strict air permitting requirements for new or modified sources that emit pollutants that contribute to ground level ozone.

At this time we do not anticipate a material impact to our planned capital, operations and maintenance costs resulting from compliance with the current or pending regulations outlined above. However, the EPA may issue additional responses, amendments and/or policy guidance on the final rules, which could alter our present expectations. Generally, the EPA rule-

makings will require expenditures for updated emissions controls, monitoring and record-keeping requirements at affected facilities. We do not expect these expenditures will have a material impact on our results of operations, financial position or cash flows.

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

Chemical Site Security - The United States Department of Homeland Security (Homeland Security) released the Chemical Facility Anti-Terrorism Standards in 2007, and the new final rule associated with these regulations was issued in December 2014. We provided information regarding our chemicals via Top-Screens submitted to Homeland Security, and our facilities subsequently were assigned one of four risk-based tiers ranging from high (Tier 1) to low (Tier 4) risk, or not tiered at all due to low risk. To date, four of our facilities have been given a Tier 4 rating. Facilities receiving a Tier 4 rating are required to complete Site Security Plans and possible physical security enhancements. We do not expect the Site Security Plans and possible security enhancement costs to have a material impact on our results of operations, financial position or cash flows.

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

INTEREST-RATE RISK

We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. At September 30, 2015, and December 31, 2014, we had forward-starting interest-rate swaps with notional amounts totaling $400 million and $900 million, respectively, that have been designated as cash flow hedges of the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. Future issuances of long-term debt could be impacted by increases in interest rates, which could result in higher interest costs. At September 30, 2015, we had no derivative assets and $13.6 million of derivative liabilities related to these interest-rate swaps. At December 31, 2014, we had derivative assets of $2.3 million and derivative liabilities of $44.8 million related to these interest-rate swaps.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See our Current Report on Form 8-K dated August 17, 2015, and Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations “Recent Developments” and “Liquidity and Capital Resources” in this Quarterly Report for information concerning our recent private placement of our common units with ONEOK.

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

10.1
Common Unit Purchase Agreement dated August 11, 2015, between ONEOK Partners, L.P. and ONEOK, Inc. (incorporated by reference to Exhibit 1.1 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed on August 17, 2015).

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

99.1
Common Unit Purchase Agreement dated August 11, 2015, between ONEOK Partners, L.P. and Kayne Anderson MLP Investment Company, Kayne Anderson Energy Total Return Fund, Inc., Kayne Anderson Midstream/Energy Fund, Inc., Kayne Anderson Energy Development Company, KA First Reserve, LLC, Nationwide Mutual Insurance Company, Massachusetts Mutual Life Insurance Company, Kayne Anderson MLP Fund, L.P., Kayne Anderson Midstream Institutional Fund, L.P., Kayne Anderson Real Assets Fund, L.P., Kayne Institutional Energy Growth & Income Fund, L.P., Kayne Anderson Capital Income Partners (QP), L.P., Kayne Anderson Income Partners, L.P., KANTI (QP), L.P., Kayne Anderson Non-Traditional Investments, L.P., KARBO, L.P. and Kaiser Foundation Hospitals (incorporated by reference to Exhibit 99.1 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed on August 17, 2015).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definitions Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014; (iv) Consolidated Balance Sheets at September 30, 2015, and December 31, 2014; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; (vi) Consolidated Statement of Changes in Equity for the nine months ended September 30, 2015 and 2014; and (vii) Notes to Consolidated Financial Statements. We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

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

ONEOK Partners, L.P.
	By:	ONEOK Partners GP, L.L.C., its General Partner

Date: November 4, 2015		By:	/s/ Derek S. Reiners
Derek S. Reiners
Senior Vice President,
Chief Financial Officer and Treasurer
(Signing on behalf of the Registrant)