Form 10-Q
period 2016-03-31
ONEOK Partners LP
filed 2016-05-04
CIK 909281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2016
Common units	212,837,980 units
Class B units	72,988,252 units

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

This page intentionally left blank.

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2015
ASU	Accounting Standards Update
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
CFTC	U.S. Commodity Futures Trading Commission
Clean Air Act	Federal Clean Air Act, as amended
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK Partners, L.P.
LIBOR	London Interbank Offered Rate
MBbl/d	Thousand barrels per day
MDth/d	Thousand dekatherms per day
MMBbl	Million barrels
MMBtu	Million British thermal units
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
NGL(s)	Natural gas liquid(s)
NGL products	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
ONEOK	ONEOK, Inc.
ONEOK Partners	ONEOK Partners, L.P.
ONEOK Partners GP	ONEOK Partners GP, L.L.C., a wholly owned subsidiary of ONEOK and the sole general partner of ONEOK Partners
OPIS	Oil Price Information Service
Partnership Agreement	Third Amended and Restated Agreement of Limited Partnership of ONEOK Partners, L.P., as amended
Partnership Credit Agreement	The Partnership’s $2.4 billion amended and restated revolving credit agreement effective as of January 31, 2014, as amended
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
POP	Percent of Proceeds
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
Roadrunner	Roadrunner Gas Transmission, LLC
S&P	Standard & Poor’s Rating Services
SCOOP	South Central Oklahoma Oil Province, an area in the Anadarko Basin in Oklahoma
SEC	Securities and Exchange Commission
STACK	Sooner Trend Anadarko Canadian Kingfisher, an area in the Anadarko Basin in Oklahoma
Term Loan Agreement	The Partnership’s senior unsecured delayed-draw three-year $1.0 billion term loan agreement dated January 8, 2016
West Texas LPG	West Texas LPG Pipeline Limited Partnership and Mesquite Pipeline
WTI	West Texas Intermediate
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended
	March 31,
(Unaudited)	2016	2015
	(Thousands of dollars, except per unit amounts)
Revenues
Commodity sales	$1,283,511	$1,435,716
Services	490,434	369,043
Total revenues	1,773,945	1,804,759
Cost of sales and fuel (exclusive of items shown separately below)	1,195,738	1,343,864
Operations and maintenance	148,740	153,675
Depreciation and amortization	93,736	85,847
General taxes	21,640	24,484
(Gain) loss on sale of assets	(4,145)	6
Operating income	318,236	196,883
Equity in net earnings from investments (Note I)	32,914	30,921
Allowance for equity funds used during construction	208	799
Other income	145	3,049
Other expense	(634)	(1,151)
Interest expense (net of capitalized interest of $2,887 and $7,230, respectively)	(92,555)	(80,709)
Income before income taxes	258,314	149,792
Income taxes	(2,028)	(2,760)
Net income	256,286	147,032
Less: Net income attributable to noncontrolling interests	2,769	1,438
Net income attributable to ONEOK Partners, L.P.	$253,517	$145,594
Limited partners’ interest in net income:
Net income attributable to ONEOK Partners, L.P.	$253,517	$145,594
General partner’s interest in net income	(105,608)	(92,801)
Limited partners’ interest in net income	$147,909	$52,793
Limited partners’ net income per unit, basic and diluted (Note H)	$0.52	$0.21
Number of units used in computation (thousands)	285,826	254,075
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(Unaudited)	2016	2015
	(Thousands of dollars)
Net income	$256,286	$147,032
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	(19,933)	(12,557)
Realized (gains) losses on derivatives recognized in net income	(10,680)	(11,333)
Other comprehensive income (loss) on investments in unconsolidated affiliates	(5,801)	—
Total other comprehensive income (loss)	(36,414)	(23,890)
Comprehensive income	219,872	123,142
Less: Comprehensive income attributable to noncontrolling interests	2,769	1,438
Comprehensive income attributable to ONEOK Partners, L.P.	$217,103	$121,704
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
(Unaudited)	2016	2015
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$9,882	$5,079
Accounts receivable, net	520,800	593,448
Affiliate receivables	3,563	7,969
Natural gas and natural gas liquids in storage	156,075	128,084
Commodity imbalances	38,742	38,681
Materials and supplies	83,144	76,696
Other current assets	44,256	33,207
Total current assets	856,462	883,164
Property, plant and equipment
Property, plant and equipment	14,448,918	14,307,546
Accumulated depreciation and amortization	2,126,432	2,050,755
Net property, plant and equipment	12,322,486	12,256,791
Investments and other assets
Investments in unconsolidated affiliates	929,209	948,221
Goodwill and intangible assets	821,902	824,877
Other assets	14,663	14,533
Total investments and other assets	1,765,774	1,787,631
Total assets	$14,944,722	$14,927,586
Liabilities and equity
Current liabilities
Current maturities of long-term debt (Note E)	$457,650	$107,650
Short-term borrowings (Note D)	444,567	546,340
Accounts payable	513,453	605,431
Affiliate payables	20,070	27,137
Commodity imbalances	77,489	74,460
Accrued interest	86,718	102,615
Other current liabilities	109,341	116,667
Total current liabilities	1,709,288	1,580,300
Long-term debt, excluding current maturities	6,692,238	6,695,312
Deferred credits and other liabilities	165,522	154,631
Commitments and contingencies (Note K)
Equity (Note F)
ONEOK Partners, L.P. partners’ equity:
General partner	229,754	231,344
Common units: 212,837,980 units issued and outstanding at March 31, 2016, and December 31, 2015	4,956,949	5,014,952
Class B units: 72,988,252 units issued and outstanding at March 31, 2016, and December 31, 2015	1,180,313	1,200,204
Accumulated other comprehensive loss (Note G)	(149,696)	(113,282)
Total ONEOK Partners, L.P. partners’ equity	6,217,320	6,333,218
Noncontrolling interests in consolidated subsidiaries	160,354	164,125
Total equity	6,377,674	6,497,343
Total liabilities and equity	$14,944,722	$14,927,586
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended
	March 31,
(Unaudited)	2016	2015
	(Thousands of dollars)
Operating activities
Net income	$256,286	$147,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,736	85,847
Allowance for equity funds used during construction	(208)	(799)
(Gain) loss on sale of assets	(4,145)	6
Deferred income taxes	2,254	2,130
Equity in net earnings from investments	(32,914)	(30,921)
Distributions received from unconsolidated affiliates	34,789	29,475
Changes in assets and liabilities:
Accounts receivable	68,618	128,176
Affiliate receivables	4,406	2,021
Natural gas and natural gas liquids in storage	(27,991)	(84,557)
Accounts payable	(62,401)	(118,899)
Affiliate payables	(7,067)	(6,775)
Commodity imbalances, net	2,968	15,057
Accrued interest	(15,897)	(3,020)
Risk-management assets and liabilities	(24,691)	(60,143)
Other assets and liabilities, net	(21,490)	(39,513)
Cash provided by operating activities	266,253	65,117
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(195,896)	(343,036)
Contributions to unconsolidated affiliates	(158)	—
Distributions received from unconsolidated affiliates in excess of cumulative earnings	11,764	9,954
Proceeds from sale of assets	14,797	118
Cash used in investing activities	(169,493)	(332,964)
Financing activities
Cash distributions:
General and limited partners	(333,001)	(295,706)
Noncontrolling interests	(2,500)	(2,246)
Borrowing (repayment) of short-term borrowings, net	(101,773)	(229,821)
Issuance of long-term debt, net of discounts	1,000,000	798,896
Debt financing costs	(2,770)	(7,850)
Repayment of long-term debt	(651,913)	(1,913)
Issuance of common units, net of issuance costs	—	53,388
Contribution from general partner	—	1,100
Cash provided by (used in) financing activities	(91,957)	315,848
Change in cash and cash equivalents	4,803	48,001
Cash and cash equivalents at beginning of period	5,079	42,530
Cash and cash equivalents at end of period	$9,882	$90,531
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	ONEOK Partners, L.P. Partners’ Equity
(Unaudited)	Common Units	Class B Units	General Partner	Common Units
	(Units)		(Thousands of dollars)
January 1, 2016	212,837,980	72,988,252	$231,344	$5,014,952
Net income	—	—	105,608	110,140
Other comprehensive income (loss) (Note G)	—	—	—	—
Distributions paid (Note F)	—	—	(107,198)	(168,143)
Other	—	—	—	—
March 31, 2016	212,837,980	72,988,252	$229,754	$4,956,949

	ONEOK Partners, L.P. Partners’ Equity
(Unaudited)	Common Units	Class B Units	General Partner	Common Units
	(Units)		(Thousands of dollars)
January 1, 2015	180,826,973	72,988,252	$211,914	$4,456,372
Net income	—	—	92,801	37,582
Other comprehensive income (loss) (Note G)	—	—	—	—
Issuance of common units (Note F)	1,736,148	—	—	70,537
Contribution from general partner (Note F)	—	—	1,100	—
Distributions paid (Note F)	—	—	(95,193)	(142,853)
March 31, 2015	182,563,121	72,988,252	$210,622	$4,421,638

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Continued)
	ONEOK Partners, L.P. Partners’ Equity
(Unaudited)	Class B Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
January 1, 2016	$1,200,204	$(113,282)	$164,125	$6,497,343
Net income	37,769	—	2,769	256,286
Other comprehensive income (loss) (Note G)	—	(36,414)	—	(36,414)
Distributions paid (Note F)	(57,660)	—	(2,500)	(335,501)
Other	—	—	(4,040)	(4,040)
March 31, 2016	$1,180,313	$(149,696)	$160,354	$6,377,674

	ONEOK Partners, L.P. Partners’ Equity
(Unaudited)	Class B Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
January 1, 2015	$1,374,375	$(91,823)	$167,937	$6,118,775
Net income	15,211	—	1,438	147,032
Other comprehensive income (loss) (Note G)	—	(23,890)	—	(23,890)
Issuance of common units (Note F)	—	—	—	70,537
Contribution from general partner (Note F)	—	—	—	1,100
Distributions paid (Note F)	(57,660)	—	(2,246)	(297,952)
March 31, 2015	$1,331,926	$(115,713)	$167,129	$6,015,602

See accompanying Notes to Consolidated Financial Statements.

ONEOK PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These statements have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2015 year-end consolidated balance sheet data was derived from our audited financial statements but does not include all disclosures required by GAAP. Certain reclassifications have been made in the prior-year financial statements to conform to the current-year presentation. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements in our Annual Report.

Our significant accounting policies are consistent with those disclosed in Note A of the Notes to Consolidated Financial Statements in our Annual Report.

Recently Issued Accounting Standards Update - In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments,” which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendment also requires the acquirer to record the income statement effects of changes to provisional amounts in the financial statements in the period in which the adjustments occurred. This guidance was effective for public companies for fiscal years beginning after December 15, 2015. We adopted this guidance in the first quarter 2016, and there was no impact, but it could impact us in the future if we complete any acquisitions with subsequent measurement period adjustments.

In April 2015, the FASB issued ASU 2015-05, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which clarifies whether a cloud computing arrangement includes a software license. If it does, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses; if not, the customer should account for the arrangement as a service contract. This guidance was effective for public companies for fiscal years beginning after December 15, 2015. We adopted this guidance in the first quarter 2016. The impact of adopting this guidance was not material.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which eliminates the presumption that a general partner should consolidate a limited partnership. It also modifies the evaluation of whether limited partnerships are variable interest entities or voting interest entities and adds requirements that limited partnerships must meet to qualify as voting interest entities. This guidance was effective for public companies for fiscal years beginning after December 15, 2015. We adopted this guidance in the first quarter 2016. The impact of adopting this guidance was not material.

In March 2016, the FASB issued ASU 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments,” which clarifies the requirements for assessing whether a contingent call (put) option that can accelerate the payment of principal on a debt instrument is clearly and closely related to its debt host. Under the amendments in the update, assessments must be performed in accordance with the four-step decision sequence to conclude which call (put) options should be bifurcated and accounted for separately as derivatives. This guidance is effective for public companies for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. We expect to adopt this guidance in the first quarter 2017, and we are evaluating the impact on us.

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships,” which clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. This guidance is effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. We expect to adopt this guidance in the first quarter 2017, and we are evaluating the impact on us.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. It also requires qualitative disclosures along with specific quantitative disclosures by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We expect to adopt this guidance in the first quarter 2019, and we are evaluating the impact on us.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which requires all equity investments other than those accounted for using the equity method of accounting or those that result in consolidation of the investee to be measured at fair value with changes in fair value recognized in net income, eliminates the available-for-sale classification for equity securities with readily determinable fair values and eliminates the cost method for equity investments without readily determinable fair values. Additionally, this guidance eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value of financial instruments carried at amortized cost and requires the use of the exit price when measuring the fair value of such instruments for disclosure purposes. This guidance will be effective for public companies in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is only permitted for certain portions of the ASU. We expect to adopt this guidance in the first quarter 2018, and we are evaluating the impact on us.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The standard applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We expect to adopt this guidance beginning in the fourth quarter 2016, and we do not expect it to materially impact us.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which outlines the principles an entity must apply to measure and recognize revenue for entities that enter into contracts to provide goods or services to their customers. The core principle is that an entity should recognize revenue at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to a customer. The amendment also requires more extensive disaggregated revenue disclosures in interim and annual financial statements. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” that deferred the effective date of ASU 2014-09 by one year. This update is now effective for interim and annual periods that begin after December 15, 2017, with either retrospective application for all periods presented or retrospective application with a cumulative effect adjustment. The FASB has issued additional ASUs, which provide further guidance and clarification on implementation issues. We expect to adopt this guidance beginning in the first quarter 2018, and we are evaluating the impact on us.

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
Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for the periods indicated:

	March 31, 2016
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net (b)
	(Thousands of dollars)
Derivative assets
Commodity contracts
Financial contracts	$55,062	$—	$6,806	$61,868	$(34,261)	$27,607
Physical contracts	—	—	1,592	1,592	—	1,592
Total derivative assets	$55,062	$—	$8,398	$63,460	$(34,261)	$29,199
Derivative liabilities
Commodity contracts
Financial contracts	$(6,451)	$—	$(6,424)	$(12,875)	$12,855	$(20)
Physical contracts	—	—	(1,940)	(1,940)	—	(1,940)
Interest-rate contracts	—	(41,547)	—	(41,547)	—	(41,547)
Total derivative liabilities	$(6,451)	$(41,547)	$(8,364)	$(56,362)	$12,855	$(43,507)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At March 31, 2016, we held $21.4 million of cash from various counterparties and had no cash collateral posted.
(b) - Included in other current assets, other current liabilities or deferred credits and other liabilities in our Consolidated Balance Sheets.

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
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At December 31, 2015, we held $34.4 million of cash from various counterparties and had no cash collateral posted.
(b) - Included in other current assets or other current liabilities in our Consolidated Balance Sheets.

The following table sets forth a reconciliation of our Level 3 fair value measurements for the periods indicated:

	Three Months Ended
	March 31,
Derivative Assets (Liabilities)	2016	2015
	(Thousands of dollars)
Net assets at beginning of period	$7,331	$9,285
Total realized/unrealized gains (losses):
Included in earnings (a)	(745)	269
Included in other comprehensive income (loss)	(6,552)	(2,514)
Net assets at end of period	$34	$7,040
(a) - Included in commodity sales revenues in our Consolidated Statements of Income.

Realized/unrealized gains (losses) include the realization of our derivative contracts through maturity. During the three months ended March 31, 2016 and 2015, gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the end of each reporting period were not material.

We recognize transfers into and out of the levels in the fair value hierarchy as of the end of each reporting period. During the three months ended March 31, 2016 and 2015, there were no transfers between levels.

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

The estimated fair value of the aggregate of our long-term debt, including current maturities, was $6.9 billion and $6.2 billion at March 31, 2016, and December 31, 2015, respectively. The book value of the aggregate of our long-term debt, including current maturities, was $7.1 billion and $6.8 billion at March 31, 2016, and December 31, 2015, respectively. The estimated fair value of the aggregate of our senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities. The estimated fair value of our long-term debt is classified as Level 2.

C.	RISK-MANAGEMENT AND HEDGING ACTIVITIES USING DERIVATIVES

Risk-Management Activities - We are sensitive to changes in natural gas, crude oil and NGL prices, principally as a result of contractual terms under which these commodities are processed, purchased and sold. We use physical-forward purchases and sales and financial derivatives to secure a certain price for a portion of our natural gas, condensate and NGL products; to reduce our exposure to commodity price and interest-rate fluctuations; and to achieve more predictable cash flows. We follow established policies and procedures to assess risk and approve, monitor and report our risk-management activities. We have not used these instruments for trading purposes. We are also subject to the risk of interest-rate fluctuation in the normal course of business.

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

•
Swaps - Exchange of one or more payments based on the value of one or more commodities. These instruments transfer the financial risk associated with a future change in value between the counterparties of the transaction, without also conveying ownership interest in the asset or liability; and

•
Options - Contractual agreements that give the holder the right, but not the obligation, to buy or sell a fixed quantity of a commodity at a fixed price within a specified period of time. Options may either be standardized and exchange traded or customized and nonexchange traded.

We may also use other instruments including collars to mitigate commodity price risk. A collar is a combination of a purchased put option and a sold call option, which places a floor and a ceiling price for commodity sales being hedged.

In our Natural Gas Gathering and Processing segment, we are exposed to commodity price risk as a result of receiving commodities as a portion of our compensation for services associated with our POP with fee contracts. Under certain POP with fee contracts, our fee revenues may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds. We also are exposed to basis risk between the various production and market locations where we receive and sell commodities. As part of our hedging strategy, we use the previously described commodity derivative financial instruments and physical-forward contracts to reduce the impact of price fluctuations related to natural gas, NGLs and condensate.

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

In our Natural Gas Pipelines segment, we are exposed to commodity price risk because our intrastate and interstate natural gas pipelines retain natural gas from our customers for operations or as part of our fee for services provided. When the amount of natural gas consumed in operations by these pipelines differs from the amount provided by our customers, our pipelines must buy or sell natural gas, or store or use natural gas from inventory, which can expose us to commodity price risk depending on the regulatory treatment for this activity. To the extent that commodity price risk in our Natural Gas Pipelines segment is not mitigated by fuel cost-recovery mechanisms, we use physical-forward sales or purchases to reduce the impact of price fluctuations related to natural gas. At March 31, 2016, and December 31, 2015, there were no financial derivative instruments with respect to our natural gas pipeline operations.

Interest-rate risk - We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. As of March 31, 2016 we had interest-rate swaps with notional amounts totaling $1.0 billion to hedge the variability of our LIBOR-based interest payments. In addition, we had forward-starting interest-rate swaps with notional amounts totaling $400 million at March 31, 2016, and December 31, 2015, that were designated as cash flow hedges of the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. All of our interest-rate swaps are designated as cash flow hedges.

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

Fair Values of Derivative Instruments - The following table sets forth the fair values of derivative instruments for the periods indicated:

	March 31, 2016		December 31, 2015
	Assets (a)	(Liabilities) (a)	Assets (b)	(Liabilities) (b)
	(Thousands of dollars)
Derivatives designated as hedging instruments
Commodity contracts
Financial contracts	$53,723	$(4,577)	$39,255	$(1,440)
Physical contracts	1,592	(1,940)	3,591	—
Interest-rate contracts	—	(41,547)	—	(9,936)
Total derivatives designated as hedging instruments	55,315	(48,064)	42,846	(11,376)
Derivatives not designated as hedging instruments
Commodity contracts
Financial contracts	8,145	(8,298)	6,919	(6,586)
Total derivatives not designated as hedging instruments	8,145	(8,298)	6,919	(6,586)
Total derivatives	$63,460	$(56,362)	$49,765	$(17,962)
(a) - Included on a net basis in other current assets, other current liabilities or deferred credits and other liabilities in our Consolidated Balance Sheets.
(b) - Included on a net basis in other current assets or other current liabilities in our Consolidated Balance Sheets.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held for the periods indicated:

		March 31, 2016		December 31, 2015
	Contract Type	Purchased/ Payor	Sold/ Receiver	Purchased/ Payor	Sold/ Receiver
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Futures and swaps	—	(39.9)	—	(27.1)
- Natural gas (Bcf)	Put options	57.1	—	—	—
- Crude oil and NGLs (MMBbl)	Futures, forwards and swaps	—	(4.2)	—	(2.3)
- Propane (MMBbl)	Put options	1.8	—	—	—
Basis
- Natural gas (Bcf)	Futures and swaps	—	(39.9)	—	(27.1)
Interest-rate contracts (Millions of dollars)	Forward-starting swaps	$1,400.0	$—	$400.0	$—
Derivatives not designated as hedging instruments:
Fixed price
- NGLs (MMBbl)	Futures, forwards and swaps	2.1	(2.0)	0.6	(0.6)

These notional amounts are used to summarize the volume of financial instruments; however, they do not reflect the extent to which the positions offset one another and, consequently, do not reflect our actual exposure to market or credit risk.

Cash Flow Hedges - At March 31, 2016, our Consolidated Balance Sheet reflected a net loss of $149.7 million in accumulated other comprehensive loss. The portion of accumulated other comprehensive loss attributable to our commodity derivative financial instruments is an unrealized gain of $38.7 million, which will be realized within the next 21 months as the forecasted transactions affect earnings. If commodity prices remain at current levels, we will realize approximately $38.7 million in net gains over the next 12 months and an immaterial amount of net gains thereafter. The amount deferred in accumulated other comprehensive loss attributable to our settled interest-rate swaps is a loss of $137.8 million, which will be recognized over the life of the long-term, fixed-rate debt, including losses of $15.9 million that will be reclassified into earnings during the next 12 months as the hedged items affect earnings. The remaining amounts in accumulated other comprehensive loss are attributable primarily to forward-starting interest-rate swaps with future settlement dates, which will be amortized to interest expense over the life of long-term, fixed-rate debt upon issuance of the debt.

The following table sets forth the unrealized effect of cash flow hedges recognized in other comprehensive income (loss) for the periods indicated:

	Three Months Ended
Derivatives in Cash Flow Hedging Relationships	March 31,
	2016	2015
	(Thousands of dollars)
Commodity contracts	$11,678	$10,019
Interest-rate contracts	(31,611)	(22,576)
Total unrealized gain (loss) recognized in other comprehensive income (loss) on derivatives (effective portion)	$(19,933)	$(12,557)

The following table sets forth the effect of cash flow hedges in our Consolidated Statements of Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income (Effective Portion)	Three Months Ended
		March 31,
		2016	2015
		(Thousands of dollars)
Commodity contracts	Commodity sales revenues	$14,499	$14,172
Interest-rate contracts	Interest expense	(3,819)	(2,839)
Total gain (loss) reclassified from accumulated other comprehensive loss into net income on derivatives (effective portion)		$10,680	$11,333

Ineffectiveness related to our cash flow hedges was not material for the three months ended March 31, 2016 and 2015. In the event that it becomes probable that a forecasted transaction will not occur, we would discontinue cash flow hedge treatment, which would affect earnings. For the three months ended March 31, 2016 and 2015, there were no gains or losses due to the discontinuance of cash flow hedge treatment.

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

From time to time, we may enter into financial derivative instruments that contain provisions that require us to maintain an investment-grade credit rating from S&P and/or Moody’s. If our credit ratings on our senior unsecured long-term debt were to decline below investment grade, the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions. There were no financial derivative instruments with contingent features related to credit risk at March 31, 2016.

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

At March 31, 2016, the net credit exposure from our derivative assets is primarily with investment-grade companies in the financial services sector.

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

We had $14 million of letters of credit issued, no borrowings outstanding and approximately $1.9 billion capacity available at March 31, 2016, under our Partnership Credit Agreement.

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

Our Partnership Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our Partnership Credit

Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1. If we consummate one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter in which the acquisition was completed and the two following quarters. If we were to breach certain covenants in our Partnership Credit Agreement, amounts outstanding under our Partnership Credit Agreement, if any, may become due and payable immediately. At March 31, 2016, our ratio of indebtedness to adjusted EBITDA was 4.2 to 1, and we were in compliance with all covenants under our Partnership Credit Agreement.

Neither we nor ONEOK guarantees the debt or other similar commitments of unaffiliated parties. ONEOK does not guarantee the debt, commercial paper or other similar commitments of ONEOK Partners, and ONEOK Partners does not guarantee the debt or other similar commitments of ONEOK.

Commercial Paper Program - At March 31, 2016, we had $445 million of commercial paper outstanding under our $2.4 billion commercial paper program with weighted-average interest rates of 1.36 percent. Amounts outstanding under our commercial paper program reduce the borrowing capacity under our Partnership Credit Agreement.

E.	LONG-TERM DEBT

The following table sets forth our long-term debt for the periods indicated:

	March 31,	December 31,
	2016	2015
	(Thousands of dollars)
ONEOK Partners
$650,000 at 3.25% due 2016	$—	$650,000
$450,000 at 6.15% due 2016	450,000	450,000
$400,000 at 2.0% due 2017	400,000	400,000
$425,000 at 3.2% due 2018	425,000	425,000
$1,000,000 term loan, variable rate, due 2019	1,000,000	—
$500,000 at 8.625% due 2019	500,000	500,000
$300,000 at 3.8% due 2020	300,000	300,000
$900,000 at 3.375% due 2022	900,000	900,000
$425,000 at 5.0% due 2023	425,000	425,000
$500,000 at 4.9% due 2025	500,000	500,000
$600,000 at 6.65% due 2036	600,000	600,000
$600,000 at 6.85% due 2037	600,000	600,000
$650,000 at 6.125% due 2041	650,000	650,000
$400,000 at 6.2% due 2043	400,000	400,000
Guardian Pipeline
Average 7.85% due 2022	49,995	51,907
Total long-term debt	7,199,995	6,851,907
Unamortized debt issuance costs and discounts	(50,107)	(48,945)
Current maturities	(457,650)	(107,650)
Long-term debt, excluding current maturities	$6,692,238	$6,695,312

Debt Issuances and Maturities - In January 2016, we entered into the $1.0 billion senior unsecured delayed-draw Term Loan Agreement with a syndicate of banks. The Term Loan Agreement matures in January 2019 and bears interest at LIBOR plus a margin that is based on the credit ratings assigned to the Company’s senior, unsecured, long-term indebtedness. Based on our current applicable credit rating, borrowings on the Term Loan Agreement accrue at LIBOR plus 130 basis points. At March 31, 2016, the interest rate was 1.74 percent. The Term Loan Agreement contains an option, which may be exercised up to two times, to extend the term of the loan, in each case, for an additional one-year term, subject to approval of the banks. The Term Loan Agreement allows prepayment of all or any portion outstanding without penalty or premium and contains substantially the same covenants as our Partnership Credit Agreement. During the first quarter 2016, we drew the full $1.0 billion available under the agreement and used the proceeds to repay our $650 million, 3.25 percent senior notes, to repay amounts outstanding under our commercial paper program and for general partnership purposes. At March 31, 2016, our $450 million, 6.15 percent senior notes due October 1, 2016, are reflected in current maturities of long-term debt in our Consolidated Balance Sheet.

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

ONEOK - ONEOK and its affiliates owned all of the Class B units, 41.3 million common units and the entire 2 percent general partner interest in us, which together constituted a 41.2 percent ownership interest in us at March 31, 2016.

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

We have an “at-the-market” equity program for the offer and sale from time to time of our common units, up to an aggregate amount of $650 million. The program allows us to offer and sell our common units at prices we deem appropriate through a sales agent. Sales of common units are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common units under the program. At March 31, 2016, we had approximately $138 million of registered common units available for issuance through our “at-the-market” equity program.

During the three months ended March 31, 2016, no common units were sold through our “at-the-market” equity program.

During the three months ended March 31, 2015, we sold 1.7 million common units through our “at-the-market” equity program. The net proceeds, including ONEOK Partners GP’s contribution to maintain its 2 percent general partner interest in us, were approximately $71.6 million, which were used for general partnership purposes.

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

Cash Distributions - In April 2016, our general partner declared a cash distribution of $0.79 per unit ($3.16 per unit on an annualized basis) for the first quarter 2016, which will be paid on May 13, 2016, to unitholders of record at the close of business on May 2, 2016.

The following table shows our distributions paid during the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
	(Thousands, except per unit amounts)
Distribution per unit	$0.79	$0.79

General partner distributions	$6,660	$5,914
Incentive distributions	100,538	89,279
Distributions to general partner	107,198	95,193
Limited partner distributions to ONEOK	90,323	73,302
Limited partner distributions to other unitholders	135,480	127,211
Total distributions paid	$333,001	$295,706

Distributions are declared and paid within 45 days of the completion of each quarter. The following table shows our distributions declared for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
	(Thousands, except per unit amounts)
Distribution per unit	$0.79	$0.79

General partner distributions	$6,660	$5,955
Incentive distributions	100,538	89,889
Distributions to general partner	107,198	95,844
Limited partner distributions to ONEOK	90,323	73,302
Limited partner distributions to other unitholders	135,480	128,583
Total distributions declared	$333,001	$297,729

G.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the balance in accumulated other comprehensive loss for the period indicated:

	Unrealized Gains (Losses) on Risk- Management Assets/Liabilities	Unrealized Gains (Losses) on Risk- Management Assets/Liabilities of Unconsolidated Affiliates	Accumulated Other Comprehensive Loss
	(Thousands of dollars)
January 1, 2016	$(111,357)	$(1,925)	$(113,282)
Other comprehensive income (loss) before reclassifications	(19,933)	(5,801)	(25,734)
Amounts reclassified from accumulated other comprehensive loss	(10,680)	—	(10,680)
Net current-period other comprehensive income (loss) attributable to ONEOK Partners	(30,613)	(5,801)	(36,414)
March 31, 2016	$(141,970)	$(7,726)	$(149,696)

The following table sets forth the effect of reclassifications from accumulated other comprehensive loss in our Consolidated Statements of Income for the periods indicated:

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended		Affected Line Item in the Consolidated Statements of Income
	March 31,
	2016	2015
	(Thousands of dollars)
Unrealized gains (losses) on risk-management assets/liabilities
Commodity contracts	$14,499	$14,172	Commodity sales revenues
Interest-rate contracts	(3,819)	(2,839)	Interest expense
Total reclassifications for the period attributable to ONEOK Partners	$10,680	$11,333	Net income attributable to ONEOK Partners

H.	LIMITED PARTNERS’ NET INCOME PER UNIT

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

The terms of our Partnership Agreement limit the general partner’s incentive distribution to the amount of available cash calculated for the period. As such, incentive distribution rights are not allocated on undistributed earnings. For additional information regarding our general partner’s incentive distribution rights, see “Partnership Agreement” in Note F.

I.	UNCONSOLIDATED AFFILIATES

Equity in Net Earnings from Investments - The following table sets forth our equity in net earnings from investments for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
	(Thousands of dollars)
Northern Border Pipeline	$18,674	$19,702
Overland Pass Pipeline Company	13,304	6,887
Other	936	4,332
Equity in net earnings from investments	$32,914	$30,921

Unconsolidated Affiliates Financial Information - The following table sets forth summarized combined financial information of our unconsolidated affiliates for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
	(Thousands of dollars)
Income Statement
Operating revenues	$136,572	$129,581
Operating expenses	$58,699	$57,579
Net income	$72,037	$66,359

Distributions paid to us	$46,553	$39,429

We incurred expenses in transactions with unconsolidated affiliates of $33.6 million and $19.9 million for the three months ended March 31, 2016 and 2015, respectively, primarily related to Overland Pass Pipeline Company and Northern Border Pipeline. Accounts payable to our equity-method investees at March 31, 2016, and December 31, 2015, were $11.8 million and $8.0 million, respectively.

Northern Border Pipeline - The Northern Border Pipeline partnership agreement provides that distributions to Northern Border Pipeline’s partners are to be made on a pro rata basis according to each partner’s percentage interest. The Northern Border Pipeline Management Committee determines the amount and timing of such distributions. Any changes to, or suspension of, the cash distribution policy of Northern Border Pipeline requires the unanimous approval of the Northern Border Pipeline Management Committee. Cash distributions are equal to 100 percent of distributable cash flow as determined from Northern Border Pipeline’s financial statements based upon EBITDA, less interest expense and maintenance capital expenditures. Loans or other advances from Northern Border Pipeline to its partners or affiliates are prohibited under its credit agreement.

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

Roadrunner Gas Transmission - In March 2015, we entered into a 50-50 joint venture with a subsidiary of Fermaca Infrastructure B.V. (Fermaca), a Mexico City-based natural gas infrastructure company, to construct a pipeline to transport natural gas from the Permian Basin in West Texas to the Mexican border near El Paso, Texas. During the three months ended March 31, 2016, we made no contributions to Roadrunner, and we expect to contribute approximately $50 million to Roadrunner during the remainder of 2016.

The Roadrunner limited liability company agreement provides that distributions to members are made on a pro rata basis according to each member’s ownership interest. The Roadrunner Management Committee determines the amount and timing of such distributions. Any changes to, or suspension of, the cash distributions from Roadrunner requires approval of the Roadrunner Management Committee. Voting rights for the Roadrunner Management Committee are allocated on a pro rata basis according to each member’s ownership interest. Cash distributions are equal to 100 percent of available cash, as defined in the limited liability company agreement.

J.	RELATED-PARTY TRANSACTIONS

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

ONEOK and its affiliates provide a variety of services to us under the Services Agreement, including cash management and financial services, employee benefits provided through ONEOK’s benefit plans, legal and administrative services, insurance and office space leased in ONEOK’s headquarters building and other field locations. Where costs are incurred specifically on behalf of one of our affiliates, the costs are billed directly to us by ONEOK. In other situations, the costs may be allocated to us through a variety of methods, depending upon the nature of the expense and activities. For the three months ended March 31, 2016 and 2015, $87.7 million and $89.5 million, respectively, of our operating expenses were incurred with ONEOK and its affiliates.

ONEOK Partners GP made additional general partner contributions to us of approximately $1.1 million during the three months ended March 31, 2015. See Note F for additional information about cash distributions paid to ONEOK for its general partner and limited partner interests.

K.	COMMITMENTS AND CONTINGENCIES

Environmental Matters and Pipeline Safety - The operation of pipelines, plants and other facilities for the gathering, processing, transportation and storage of natural gas, NGLs, condensate and other products is subject to numerous and complex laws and regulations pertaining to health, safety and the environment. As an owner and/or operator of these facilities, we must comply with United States laws and regulations at the federal, state and local levels that relate to air and water quality, hazardous and solid waste management and disposal, and other environmental matters. The cost of planning, designing, constructing and operating pipelines, plants and other facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements and the issuance of injunctions or restrictions on operation. Management believes that, based on currently known information, compliance with these laws and regulations will not have a material adverse effect on our results of operations, financial condition or cash flows.

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

Accounting Policies - The accounting policies of the segments are described in Note A of the Notes to Consolidated Financial Statements in our Annual Report. Beginning in 2016, we present financial results using adjusted EBITDA by segment, a non-GAAP financial measure. We believe this non-GAAP financial measure is useful to investors because it is used by many companies in our industry as a measurement of financial performance and is commonly employed by financial analysts and others to evaluate our financial performance and to compare our financial performance with the performance of other publicly traded partnerships within our industry. Adjusted EBITDA is defined as net income adjusted for interest expense, depreciation and amortization, noncash impairment charges, income taxes and AFUDC and other noncash items. Adjusted EBITDA should not be considered an alternative to net income, earnings per unit or any other measure of financial performance presented in accordance with GAAP. Additionally, this calculation may not be comparable with similarly titled measures of other companies. Prior period segment disclosures have been recast to reflect this change.

Customers - The primary customers for our Natural Gas Gathering and Processing segment are crude oil and natural gas producers, which include both large integrated and independent exploration and production companies. Our Natural Gas Liquids segment’s customers are primarily NGL and natural gas gathering and processing companies; large integrated and independent crude oil and natural gas production companies; propane distributors; ethanol producers; and petrochemical, refining and NGL marketing companies. Our Natural Gas Pipelines segment’s customers are primarily local natural gas distribution companies, electric-generation companies, large industrial companies, municipalities, irrigation customers and marketing companies.

For the three months ended March 31, 2016 and March 31, 2015, we had one customer, BP p.l.c. or its affiliates, from which we received $221.2 million and $184.9 million, respectively, in total revenues from all of our operating segments, or approximately 12 percent and 10 percent of our consolidated revenues, respectively.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended March 31, 2016	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations	Total

	(Thousands of dollars)
Sales to unaffiliated customers	$317,046	$1,371,425	$85,474	$—	$1,773,945
Intersegment revenues	114,965	115,965	499	(231,429)	—
Total revenues	432,011	1,487,390	85,973	(231,429)	1,773,945
Cost of sales and fuel (exclusive of items shown separately below)	266,300	1,156,950	3,932	(231,444)	1,195,738
Operating costs	69,606	73,182	27,513	79	170,380
Depreciation and amortization	41,851	40,706	11,179	—	93,736
(Gain) loss on sale of assets	(1,245)	64	(2,964)	—	(4,145)
Operating income	$55,499	$216,488	$46,313	$(64)	$318,236
Equity in net earnings from investments	$2,815	$13,347	$16,752	$—	$32,914
Investments in unconsolidated affiliates	$73,769	$474,482	$380,958	$—	$929,209
Total assets	$5,196,190	$8,016,245	$1,847,352	$(115,065)	$14,944,722
Noncontrolling interests in consolidated subsidiaries	$—	$160,354	$—	$—	$160,354
Capital expenditures	$141,497	$34,207	$17,948	$2,244	$195,896
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $281.8 million, of which $230.8 million related to sales within the segment, cost of sales and fuel of $106.8 million and operating income of $115.6 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $54.8 million, cost of sales and fuel of $5.6 million and operating income of $23.1 million.

Three Months Ended March 31, 2015	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations	Total

	(Thousands of dollars)
Sales to unaffiliated customers	$288,016	$1,434,813	$81,930	$—	$1,804,759
Intersegment revenues	167,607	61,279	1,619	(230,505)	—
Total revenues	$455,623	$1,496,092	$83,549	$(230,505)	$1,804,759
Cost of sales and fuel (exclusive of items shown separately below)	330,931	1,228,865	14,426	(230,358)	1,343,864
Operating costs	69,209	82,246	27,242	(538)	178,159
Depreciation and amortization	35,797	39,294	10,756	—	85,847
(Gain) loss on sale of assets	(1)	8	(1)	—	6
Operating income	$19,687	$145,679	$31,126	$391	$196,883
Equity in net earnings from investments	$4,239	$6,980	$19,702	$—	$30,921
Investments in unconsolidated affiliates	$255,419	$483,257	$385,528	$—	$1,124,204
Total assets	$4,887,938	$8,106,766	$1,815,235	$(2,424)	$14,807,515
Noncontrolling interests in consolidated subsidiaries	$4,156	$162,958	$—	$15	$167,129
Capital expenditures	$255,301	$73,466	$9,592	$4,677	$343,036
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $209.8 million, of which $165.3 million related to sales within the segment, cost of sales and fuel of $85.7 million and operating income of $64.9 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $54.2 million, cost of sales and fuel of $7.2 million and operating income of $21.7 million.

	Three Months Ended
	March 31,
(Unaudited)	2016	2015
	(Thousands of dollars)
Segment Adjusted EBITDA:
Natural Gas Gathering and Processing	$100,035	$60,518
Natural Gas Liquids	270,169	192,655
Natural Gas Pipelines	74,339	70,712
Other	43	413
Depreciation and amortization	(93,736)	(85,847)
Interest expense, net of capitalized interest	(92,555)	(80,709)
Income taxes	(2,028)	(2,760)
AFUDC and other	19	(7,950)
Net income	$256,286	$147,032

M.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Condensed Consolidating Statements of Income

	Three Months Ended March 31, 2016
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$1,283.5	$—	$1,283.5
Services	—	—	490.4	—	490.4
Total revenues	—	—	1,773.9	—	1,773.9
Cost of sales and fuel (exclusive of items shown separately below)	—	—	1,195.7	—	1,195.7
Operating expenses	—	—	264.1	—	264.1
(Gain) loss on sale of assets	—	—	(4.1)	—	(4.1)
Operating income	—	—	318.2	—	318.2
Equity in net earnings from investments	253.5	253.5	14.2	(488.3)	32.9
Other income (expense), net	94.4	94.4	(0.2)	(188.8)	(0.2)
Interest expense, net	(94.4)	(94.4)	(92.6)	188.8	(92.6)
Income before income taxes	253.5	253.5	239.6	(488.3)	258.3
Income taxes	—	—	(2.0)	—	(2.0)
Net income	253.5	253.5	237.6	(488.3)	256.3
Less: Net income attributable to noncontrolling interests	—	—	2.8	—	2.8
Net income attributable to ONEOK Partners, L.P.	$253.5	$253.5	$234.8	$(488.3)	$253.5

	Three Months Ended March 31, 2015
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$1,435.7	$—	$1,435.7
Services	—	—	369.1	—	369.1
Total revenues	—	—	1,804.8	—	1,804.8
Cost of sales and fuel (exclusive of items shown separately below)	—	—	1,343.9	—	1,343.9
Operating expenses	—	—	264.0	—	264.0
(Gain) loss on sale of assets	—	—	—	—	—
Operating income	—	—	196.9	—	196.9
Equity in net earnings from investments	145.6	145.6	11.3	(271.6)	30.9
Other income (expense), net	86.8	86.8	2.7	(173.6)	2.7
Interest expense, net	(86.8)	(86.8)	(80.7)	173.6	(80.7)
Income before income taxes	145.6	145.6	130.2	(271.6)	149.8
Income taxes	—	—	(2.8)	—	(2.8)
Net income	145.6	145.6	127.4	(271.6)	147.0
Less: Net income attributable to noncontrolling interests	—	—	1.4	—	1.4
Net income attributable to ONEOK Partners, L.P.	$145.6	$145.6	$126.0	$(271.6)	$145.6

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended March 31, 2016
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$253.5	$253.5	$237.6	$(488.3)	$256.3
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	(19.9)	11.7	11.7	(23.4)	(19.9)
Realized (gains) losses on derivatives recognized in net income	(10.7)	(14.5)	(14.5)	29.0	(10.7)
Other comprehensive income (loss) on investments in unconsolidated affiliates	(5.8)	(5.8)	(5.8)	11.6	(5.8)
Total other comprehensive income (loss)	(36.4)	(8.6)	(8.6)	17.2	(36.4)
Comprehensive income	217.1	244.9	229.0	(471.1)	219.9
Less: Comprehensive income attributable to noncontrolling interests	—	—	2.8	—	2.8
Comprehensive income attributable to ONEOK Partners, L.P.	$217.1	$244.9	$226.2	$(471.1)	$217.1

	Three Months Ended March 31, 2015
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$145.6	$145.6	$127.4	$(271.6)	$147.0
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	(12.6)	10.0	10.0	(20.0)	(12.6)
Realized (gains) losses on derivatives recognized in net income	(11.3)	(14.2)	(14.2)	28.4	(11.3)
Total other comprehensive income (loss)	(23.9)	(4.2)	(4.2)	8.4	(23.9)
Comprehensive income	121.7	141.4	123.2	(263.2)	123.1
Less: Comprehensive income attributable to noncontrolling interests	—	—	1.4	—	1.4
Comprehensive income attributable to ONEOK Partners, L.P.	$121.7	$141.4	$121.8	$(263.2)	$121.7

Condensed Consolidating Balance Sheets

	March 31, 2016
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$—	$9.9	$—	$—	$9.9
Accounts receivable, net	—	—	520.8	—	520.8
Affiliate receivables	—	—	3.6	—	3.6
Natural gas and natural gas liquids in storage	—	—	156.1	—	156.1
Other current assets	0.4	—	165.7	—	166.1
Total current assets	0.4	9.9	846.2	—	856.5
Property, plant and equipment
Property, plant and equipment	—	—	14,448.9	—	14,448.9
Accumulated depreciation and amortization	—	—	2,126.4	—	2,126.4
Net property, plant and equipment	—	—	12,322.5	—	12,322.5
Investments and other assets
Intercompany notes receivable	10,383.8	7,704.4	—	(18,088.2)	—
Other assets	3,505.9	6,175.4	1,406.4	(9,322.0)	1,765.7
Total investments and other assets	13,889.7	13,879.8	1,406.4	(27,410.2)	1,765.7
Total assets	$13,890.1	$13,889.7	$14,575.1	$(27,410.2)	$14,944.7
Liabilities and equity
Current liabilities
Current maturities of long-term debt	$450.0	$—	$7.7	$—	$457.7
Short-term borrowings	444.6	—	—	—	444.6
Accounts payable	—	—	513.5	—	513.5
Affiliate payables	—	—	20.1	—	20.1
Other current liabilities	121.7	—	151.7	—	273.4
Total current liabilities	1,016.3	—	693.0	—	1,709.3

Intercompany debt	—	10,383.8	7,704.4	(18,088.2)	—

Long-term debt, excluding current maturities	6,649.9	—	42.3	—	6,692.2

Deferred credits and other liabilities	6.6	—	158.9	—	165.5

Commitments and contingencies

Equity
Equity excluding noncontrolling interests in consolidated subsidiaries	6,217.3	3,505.9	5,816.1	(9,322.0)	6,217.3
Noncontrolling interests in consolidated subsidiaries	—	—	160.4	—	160.4
Total equity	6,217.3	3,505.9	5,976.5	(9,322.0)	6,377.7
Total liabilities and equity	$13,890.1	$13,889.7	$14,575.1	$(27,410.2)	$14,944.7

	December 31, 2015
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$—	$5.1	$—	$—	$5.1
Accounts receivable, net	—	—	593.4	—	593.4
Affiliate receivables	—	—	8.0	—	8.0
Natural gas and natural gas liquids in storage	—	—	128.1	—	128.1
Other current assets	4.1	—	144.5	—	148.6
Total current assets	4.1	5.1	874.0	—	883.2
Property, plant and equipment
Property, plant and equipment	—	—	14,307.5	—	14,307.5
Accumulated depreciation and amortization	—	—	2,050.7	—	2,050.7
Net property, plant and equipment	—	—	12,256.8	—	12,256.8
Investments and other assets
Intercompany notes receivable	10,144.9	7,781.8	—	(17,926.7)	—
Other assets	3,594.0	5,952.0	1,425.2	(9,183.6)	1,787.6
Total investments and other assets	13,738.9	13,733.8	1,425.2	(27,110.3)	1,787.6
Total assets	$13,743.0	$13,738.9	$14,556.0	$(27,110.3)	$14,927.6
Liabilities and equity
Current liabilities
Current maturities of long-term debt	$100.0	$—	$7.7	$—	$107.7
Short-term borrowings	546.3	—	—	—	546.3
Accounts payable	—	—	605.4	—	605.4
Affiliate payables	—	—	27.1	—	27.1
Other current liabilities	112.5	—	181.4	—	293.9
Total current liabilities	758.8	—	821.6	—	1,580.4

Intercompany debt	—	10,144.9	7,781.8	(17,926.7)	—

Long-term debt, excluding current maturities	6,651.0	—	44.3	—	6,695.3

Deferred credits and other liabilities	—	—	154.6	—	154.6

Commitments and contingencies

Equity
Equity excluding noncontrolling interests in consolidated subsidiaries	6,333.2	3,594.0	5,589.6	(9,183.6)	6,333.2
Noncontrolling interests in consolidated subsidiaries	—	—	164.1	—	164.1
Total equity	6,333.2	3,594.0	5,753.7	(9,183.6)	6,497.3
Total liabilities and equity	$13,743.0	$13,738.9	$14,556.0	$(27,110.3)	$14,927.6

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2016
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Operating activities
Cash provided by operating activities	$318.8	$18.7	$261.8	$(333.0)	$266.3
Investing activities
Capital expenditures	—	—	(195.9)	—	(195.9)
Other investing activities	—	3.2	23.2	—	26.4
Cash provided by (used in) investing activities	—	3.2	(172.7)	—	(169.5)
Financing activities
Cash distributions:
General and limited partners	(333.0)	(333.0)	—	333.0	(333.0)
Noncontrolling interests	—	—	(2.5)	—	(2.5)
Intercompany borrowings (advances), net	(231.2)	315.9	(84.7)	—	—
Borrowing (repayment) of short-term borrowings, net	(101.8)	—	—	—	(101.8)
Issuance of long-term debt, net of discounts	1,000.0	—	—	—	1,000.0
Debt financing costs	(2.8)	—	—	—	(2.8)
Repayment of long-term debt	(650.0)	—	(1.9)	—	(651.9)
Cash provided by (used in) financing activities	(318.8)	(17.1)	(89.1)	333.0	(92.0)
Change in cash and cash equivalents	—	4.8	—	—	4.8
Cash and cash equivalents at beginning of period	—	5.1	—	—	5.1
Cash and cash equivalents at end of period	$—	$9.9	$—	$—	$9.9

	Three Months Ended March 31, 2015
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Operating activities
Cash provided by operating activities	$218.8	$19.7	$122.3	$(295.7)	$65.1
Investing activities
Capital expenditures	—	—	(343.0)	—	(343.0)
Other investing activities	—	1.7	8.3	—	10.0
Cash provided by (used in) investing activities	—	1.7	(334.7)	—	(333.0)
Financing activities
Cash distributions:
General and limited partners	(295.7)	(295.7)	—	295.7	(295.7)
Noncontrolling interests	—	—	(2.2)	—	(2.2)
Intercompany borrowings (advances), net	(538.8)	322.3	216.5	—	—
Borrowing (repayment) of short-term borrowings, net	(229.8)	—	—	—	(229.8)
Issuance of long-term debt, net of discounts	798.9	—	—	—	798.9
Debt financing costs	(7.9)	—	—	—	(7.9)
Repayment of long-term debt	—	—	(1.9)	—	(1.9)
Issuance of common units, net of issuance costs	53.4	—	—	—	53.4
Contribution from general partner	1.1	—	—	—	1.1
Cash provided by (used in) financing activities	(218.8)	26.6	212.4	295.7	315.9
Change in cash and cash equivalents	—	48.0	—	—	48.0
Cash and cash equivalents at beginning of period	—	42.5	—	—	42.5
Cash and cash equivalents at end of period	$—	$90.5	$—	$—	$90.5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements and the Notes to Consolidated Financial Statements in this Quarterly Report, as well as our Annual Report.

RECENT DEVELOPMENTS

Please refer to the “Financial Results and Operating Information” and “Liquidity and Capital Resources” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report for additional information.

We have a predominantly fee-based business in each of our three reportable segments. In 2015, our Natural Gas Gathering and Processing segment restructured many POP with fee contracts associated with a significant amount of our gathered volumes to increase the fee-based component in the contracts, and we continue to seek opportunities to similarly restructure additional contracts. These restructured contracts and increased natural gas gathered and processed volumes favorably impacted our first-quarter 2016 results, and we expect to continue to receive the benefit of the improved earnings from these contracts and volumes throughout 2016. In the first quarter 2016, our Natural Gas Gathering and Processing segment’s fee revenues averaged $0.68 per MMBtu, compared with an average of $0.35 per MMBtu in the first quarter 2015. As a result of these restructured contracts, we expect our Natural Gas Gathering and Processing segment’s earnings to be more than 75 percent fee-based in 2016 and our consolidated earnings to be approximately 85 percent fee-based in 2016. To mitigate the impact of our remaining commodity exposure, we have hedged a significant portion of our Natural Gas Gathering and Processing segment’s commodity price risk for 2016 and 2017. Our Natural Gas Liquids and Natural Gas Pipelines segments continue to provide predominately fee-based nondiscretionary services, and many of the contracts in these segments are with large creditworthy companies and include fixed fee, minimum volume or firm demand charge agreements that provide a minimum level of revenues regardless of commodity prices or volumetric throughput.

Commodity prices in the first quarter 2016 were relatively unchanged from year-end 2015 and lower compared with first quarter 2015. WTI crude oil prices averaged approximately $34.00 per barrel in the first quarter 2016, compared with prices averaging approximately $50.00 per barrel in the first quarter 2015. NYMEX natural gas prices averaged approximately $2.00 per MMBtu in the first quarter 2016, compared with prices averaging approximately $2.80 per MMBtu in the first quarter 2015. OPIS Conway propane prices averaged $0.35 per gallon in the first quarter 2016, compared with prices averaging $0.49 per gallon in the first quarter 2015.

We continue to expect demand for midstream nondiscretionary services and infrastructure development to be primarily driven by producers who need to connect production with end-use markets where current infrastructure is insufficient or nonexistent, despite the lower crude oil, natural gas and NGL prices and reduced capital spending by producers. We expect additional demand for our services to deliver natural gas to power plants previously fueled by coal, to support exports to Mexico and to support increased demand for NGLs from ethylene producers and NGL exporters.

Although drilling activity continued to slow in the first quarter of 2016, many of our customers continue to drill and complete new wells in the most productive areas of the Williston Basin. A significant portion of our Williston Basin gathering and processing assets are located in these areas, which typically produce at higher initial production rates compared with other areas, have higher natural gas to oil ratios and have slower natural gas decline rates than crude oil. Our natural gas volumes gathered and processed and NGL volumes gathered and fractionated increased in the first quarter 2016, compared with the first quarter 2015, due primarily to the completion of six compression stations and the addition of the 200 MMcf/d Lonesome Creek plant in the fourth quarter 2015, which allowed us to capture a portion of natural gas volumes previously being flared by producers in the Williston Basin onto our system. Additionally, we expect to benefit from production from new wells completed in the first quarter 2016 and new wells on our dedicated acreage in the Williston Basin that have been drilled previously but have not yet been completed. In our Natural Gas Liquids segment, we connected seven third-party natural gas processing plants and our Lonesome Creek processing plant to our natural gas liquids system in 2015 and expect to connect four third-party natural gas processing plants and our Bear Creek processing plant in 2016, favorably impacting our Natural Gas Liquids segment’s volume growth. We expect the lower commodity price environment to continue throughout 2016, impacting our net realized prices for natural gas, NGLs and condensate, and our financial results. If the low commodity price environment persists for a prolonged period or prices decline further, volumes across our assets may grow more slowly than in the past or decline.

We expect ethane rejection levels, which averaged over 175 MBbl/d on our natural gas liquids gathering system during the second half of 2015 and the first quarter 2016, to decrease as ethylene producers and NGL exporters increase their capacity to consume and export additional ethane feedstock volumes. We have observed intermittent periods of ethane recovery at processing plants on parts of our system in 2016 as price differentials between ethane and natural gas have improved. Ethane demand is expected to ramp up as new world-scale ethylene production projects, petrochemical plant modifications, plant expansions and export facilities near completion and begin coming on line in early 2017. We are well-positioned to capture future recoveries of ethane due to increased demand from the completion of the ethylene production projects and export activity without significant additional infrastructure needs or capital spending on our system. We expect future ethane recoveries to have a favorable impact on our financial results.

Despite the ethane rejection across our system, beginning in June 2015, our Natural Gas Gathering and Processing segment reduced its level of ethane rejection in the Williston Basin to alleviate downstream NGL product specification issues, which offsets partially the financial impact of ethane rejection. We expect this decreased level of ethane rejection to continue throughout 2016. In addition, our Natural Gas Liquids segment’s integrated assets enable us to mitigate partially the impact of ethane rejection through minimum volume commitments, contract modifications that vary fees for ethane and other NGL products, and our ability to utilize the transportation capacity made available due to ethane rejection to capture additional NGL location price differentials, when they exist, in our optimization activities.

Change in Presentation of Financial Results - Beginning in 2016, we present financial results using adjusted EBITDA by segment, a non-GAAP financial measure. We believe this non-GAAP financial measure is useful to investors because it aids in comparing our financial performance with that of other companies with similar operations and is commonly employed to evaluate our financial performance. We have added adjusted EBITDA to the presentation of consolidated financial results and the financial results of each reporting segment. See additional discussion in the “Adjusted EBITDA” section.

Growth Projects - Crude oil and natural gas producers continue to drill for crude oil and NGL-rich natural gas in many regions where we have operations, including in the Bakken Shale and Three Forks formations in the Williston Basin; in the Cana-Woodford Shale, Woodford Shale, Springer Shale, STACK and SCOOP areas in the Mid-Continent region; and in the Permian Basin. Our current projects are expected to expand our natural gas gathering and processing and natural gas liquids gathering infrastructure in the Williston Basin to capture natural gas from new wells and additional natural gas currently being flared by producers and to supply ethane produced by our Stateline de-ethanizers to customers exporting into Canada . In our Natural Gas Pipelines segment, through our Roadrunner joint venture, the Roadrunner pipeline transports natural gas from the Permian Basin in West Texas to the Mexican border near El Paso, Texas. The first phase of the Roadrunner pipeline was completed in the first quarter 2016. The Roadrunner pipeline connects with our existing natural gas pipeline and storage infrastructure in Texas and, together with our WesTex intrastate natural gas transmission pipeline expansion project, creates a platform for future opportunities to deliver natural gas supply to Mexico. Phase II of the Roadrunner pipeline, which is currently under construction, will provide additional delivery capacity to these markets in Mexico. The execution of these capital investments aligns with our strategy to generate consistent growth and sustainable earnings through long-term fee-based projects. Our contractual commitments from crude oil and natural gas producers, natural gas processors and electric generators are expected to provide incremental cash flows and long-term fee-based earnings.

In 2016, we expect lower capital spending, compared with 2014 and 2015, due to the completion of projects and spending reductions to align with customer needs. If the current commodity price environment persists for a prolonged period, it may further impact the timing or demand for additional infrastructure projects or growth opportunities in the future.

See additional discussion of our other growth projects in the “Financial Results and Operating Information” section in our Natural Gas Gathering and Processing, Natural Gas Liquids and Natural Gas Pipelines segments.

Cash Distributions - In April 2016, our general partner declared a cash distribution of $0.79 per unit ($3.16 per unit on an annualized basis) for the first quarter 2016, which will be paid on May 13, 2016, to unitholders of record as of the close of business on May 2, 2016.

Debt Issuance - In January 2016, we entered into the $1.0 billion senior unsecured Term Loan Agreement with a syndicate of banks that matures in January 2019 and drew the full $1.0 billion available in the first quarter 2016. See Note E of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2016 vs. 2015
Financial Results	2016	2015	Increase (Decrease)
	(Millions of dollars)
Revenues
Commodity sales	$1,283.5	$1,435.7	$(152.2)	(11%)
Services	490.4	369.1	121.3	33%
Total revenues	1,773.9	1,804.8	(30.9)	(2%)
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	(1,195.7)	(1,343.9)	(148.2)	(11%)
Operating costs	(170.4)	(178.2)	(7.8)	(4%)
Equity in net earnings from investments	32.9	30.9	2.0	6%
Other	3.9	10.7	(6.8)	(64%)
Adjusted EBITDA	$444.6	$324.3	$120.3	37%
Net income	$256.3	$147.0	$109.3	74%
Interest expense, net of capitalized interest	$(92.6)	$(80.7)	$11.9	(15%)
Capital expenditures	$195.9	$343.0	$(147.1)	(43%)
See Reconciliation of Adjusted EBITDA to Net Income in the “Adjusted EBITDA” section.

Due to the nature of our contracts, changes in commodity prices and volumes affect both commodity sales and cost of sales and fuel in our Consolidated Statements of Income and therefore the impact is largely offset between the two line items.

Net income increased for the three months ended March 31, 2016, compared with the same period in 2015, due primarily to higher natural gas gathered and NGL volumes from our completed capital projects in our Natural Gas Gathering and Processing and Natural Gas Liquids segments, higher fees resulting from contract restructuring in our Natural Gas Gathering and Processing segment and lower operating costs primarily due to ongoing cost reduction efforts and lower rates charged by service providers, offset partially by lower net realized NGL and natural gas prices in our Natural Gas Gathering and Processing segment, higher depreciation expense due to projects completed in 2015 and higher interest expense. Interest expense increased primarily as a result of higher interest costs incurred associated with our issuance of $800 million of senior notes in March 2015, higher short-term borrowing rates and lower capitalized interest due to lower spending on capital-growth projects.

Adjusted EBITDA increased for the three months ended March 31, 2016, compared with the same period in 2015, due primarily to higher natural gas gathered and NGL volumes from our completed capital projects in our Natural Gas Gathering and Processing and Natural Gas Liquids segments, higher fees resulting from contract restructuring in our Natural Gas Gathering and Processing segment and lower operating costs primarily due to ongoing cost reduction efforts and lower rates charged by service providers, offset partially by lower net realized NGL and natural gas prices in our Natural Gas Gathering and Processing segment.

Capital expenditures decreased for the three months ended March 31, 2016, compared with the same period in 2015, due to projects placed in service in 2015, spending reductions to align with customer needs and lower well connect activities in our Natural Gas Gathering and Processing segment due to a reduction in drilling and completion activity.

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

We gather and process natural gas in the Williston Basin, which is located in portions of North Dakota and Montana, including the oil-producing, NGL-rich Bakken Shale and Three Forks formation, and is our most active region with continued volume growth and additional gathering and processing infrastructure needs. The Powder River Basin is primarily located in Wyoming, which includes the NGL-rich Frontier, Turner, Sussex and Niobrara Shales where our Sage Creek system provides gathering and processing service to customers in the southeast portion of Wyoming. Our Mid-Continent region is located in Western Oklahoma, which includes the NGL-rich Cana-Woodford Shale, STACK, SCOOP, Woodford Shale, Springer Shale and the Mississippian Lime formation; and Southwest Kansas, which includes the Hugoton Basin, Central Kansas Uplift Basin and the Mississippian Lime formation.

Revenues for this segment are derived primarily from POP contracts with fee-based components and fee-only contracts. Under a POP contract with fee-based components, we charge fees for gathering, treating, compressing and processing the producer’s natural gas, and retain a percentage of the proceeds from the sale of residue natural gas, condensate and/or NGLs. Over time as these contracts are renewed or restructured, we have generally increased the fee components and reduced the percent of proceeds retained from the sale of the commodities. As a result, our mix of commodity and fee-based earnings continue to change as volumes naturally decline on older contracts where we retain a higher percent of proceeds and volumes increase on contracts with higher fee components. Additionally, under certain POP with fee contracts our fee revenues may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds. With a fee-only contract, we are paid a fee for the services we provide, based on volumes gathered, processed, treated and/or compressed.

We have restructured many of our contracts to significantly increase our fees, and as a result of these restructured contracts, we expect our Natural Gas Gathering and Processing segment’s earnings to be more than 75 percent fee-based in 2016. These restructured contracts and increased natural gas gathered and processed volumes favorably impacted our first-quarter 2016 results, and we expect to continue to receive the benefit of improved earnings from these contracts. Our NGLs, natural gas and crude oil commodity price sensitivity in this segment has decreased in 2016 as a result of these restructured contracts. Additionally, we use commodity derivative instruments and physical-forward contracts to reduce our near-term sensitivity to fluctuations in the natural gas, crude oil and NGL prices under POP with fee contracts.

We expect our natural gas gathered and processed volumes in the Williston Basin to continue to grow in 2016, despite expected reductions in producer drilling activity, due to the following:

•
the opportunity to capture additional natural gas currently being flared by producers through natural gas compression and processing capacity placed in service in late 2015 and projects that are expected to be completed in 2016;

•	the connection of wells that have been drilled but not yet completed;

•
producers focusing their drilling in the most productive areas, in which we have significant gathering and processing assets, which typically produce at higher initial production rates compared with other areas, have higher natural gas to oil ratios and have slower natural gas decline rates than crude oil;

•	the use by producers of more efficient drilling rigs; and

•	continued improvements in production results by producers due to enhanced completion techniques.

In the Mid-Continent region, our producer customers continue to focus their drilling and completion activities in the core Cana-Woodford, STACK and SCOOP areas of Oklahoma, and recent wells have shown strong results; however, several large multi-well pads previously scheduled to be completed in late 2015 and early 2016 have been delayed until late 2016 or early 2017. As a result, our 2016 volumes in the Mid-Continent could decline.

Growth Projects - Our Natural Gas Gathering and Processing segment is investing in growth projects in NGL-rich areas in the Williston Basin, STACK, SCOOP, Cana-Woodford Shale, Woodford Shale, and Springer Shale areas that we expect will enable us to meet the needs of crude oil and natural gas producers in those areas. Nearly all of the new natural gas production in these areas is from horizontally drilled wells in nonconventional resource areas. These wells tend to produce volumes at higher initial production rates resulting generally in higher initial decline rates than conventional vertical wells; however, the decline rates flatten out over time. These wells are expected to have long productive lives.

In 2015, we completed the following projects:

Completed Projects	Location	Capacity	Approximate Costs (a)	Completion Date
(In millions)
Rocky Mountain Region
Lonesome Creek processing plant and infrastructure	Williston Basin	200 MMcf/d	$580 - $620	November 2015
Sage Creek infrastructure	Powder River Basin	Various	$35	December 2015
Natural gas compression	Williston Basin	100 MMcf/d	$70 - $80	December 2015
(a) - Excludes AFUDC.

We have the following natural gas processing plants and related infrastructure in various stages of construction:

Projects in Progress	Location	Capacity	Approximate Costs (a)	Expected Completion Date
(In millions)
Rocky Mountain Region
Stateline de-ethanizers	Williston Basin	26 MBbl/d	$60-$80	Third quarter 2016
Bear Creek processing plant and infrastructure	Williston Basin	80 MMcf/d	$230-$330	Third quarter 2016
Bronco processing plant and infrastructure	Powder River Basin	50 MMcf/d	$130-$200	Suspended
Demicks Lake processing plant and infrastructure	Williston Basin	200 MMcf/d	$475-$670	Suspended
Mid-Continent Region
Knox processing plant and infrastructure	SCOOP	200 MMcf/d	$240-$470	Suspended
Total			$1,135-$1,750
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

Selected Financial Results - Our Natural Gas Gathering and Processing segment’s financial results for the three months ended March 31, 2016, reflect the benefits from the completed projects in the table above, which allowed us to capture additional volumes that were previously flared in the Williston Basin. The lower commodity price environment continues to impact our 2016 financial results but the impact has been mitigated partially by restructured contracts, which became effective primarily in the fourth quarter 2015 and first quarter 2016. Additionally, with current market conditions, crude oil and natural gas producers are focusing their drilling activities in the most productive areas that are most economical to develop and have higher production volumes, which offsets partially the reduction in drilling activity.

The following table sets forth certain selected financial results for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2016 vs. 2015
Financial Results	2016	2015	Increase (Decrease)
	(Millions of dollars)
NGL sales	$94.6	$148.2	$(53.6)	(36%)
Condensate sales	12.7	12.0	0.7	6%
Residue natural gas sales	157.7	221.4	(63.7)	(29%)
Gathering, compression, dehydration and processing fees and other revenue	167.0	74.0	93.0	*
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	(266.3)	(330.9)	(64.6)	(20%)
Operating costs	(69.6)	(69.2)	0.4	1%
Equity in net earnings from investments	2.8	4.2	(1.4)	(33%)
Other	1.1	0.8	0.3	38%
Adjusted EBITDA	$100.0	$60.5	$39.5	65%
Capital expenditures	$141.5	$255.3	$(113.8)	(45%)
* Percentage change is greater than 100 percent.
See Reconciliation of Adjusted EBITDA to Net Income in the “Adjusted EBITDA” section.

Adjusted EBITDA increased $39.5 million for the three months ended March 31, 2016, compared with the same period in 2015, primarily as a result of the following:

•
an increase of $41.9 million due primarily to restructured contracts resulting in higher average fee rates and a lower percentage of proceeds retained from the sale of commodities under our POP with fee contracts; and

•	an increase of $31.2 million due primarily to natural gas volume growth in the Williston Basin; offset partially by

•	a decrease of $29.9 million due primarily to lower net realized NGL and natural gas prices; and

•	a decrease of $2.2 million due primarily to decreased ethane rejection to maintain downstream NGL product specifications.

Capital expenditures decreased for the three months ended March 31, 2016, compared with the same period in 2015, due to projects placed in service in 2015, spending reductions to align with customer needs and lower well connect activities due to a reduction in drilling and completion activity.

See “Capital Expenditures” in “Liquidity and Capital Resources” for additional detail of our projected capital expenditures.

Selected Operating Information - The following tables set forth selected operating information for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended
	March 31,
Operating Information (a)	2016	2015
Natural gas gathered (BBtu/d)	2,128	1,808
Natural gas processed (BBtu/d) (b)	1,948	1,625
NGL sales (MBbl/d)	155	108
Residue natural gas sales (BBtu/d)	941	781
Realized composite NGL net sales price ($/gallon) (c) (d)	$0.20	$0.38
Realized condensate net sales price ($/Bbl) (c) (e)	$33.72	$30.02
Realized residue natural gas net sales price ($/MMBtu) (c) (e)	$2.62	$3.96
Average fee rate ($/MMBtu)	$0.68	$0.35
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.
(c) - Includes the impact of hedging activities on our equity volumes.
(d) - Net of transportation and fractionation costs.
(e) - Net of transportation costs.

Natural gas gathered, natural gas processed, NGL sales and residue natural gas sales increased during the three months ended March 31, 2016, compared with the same period in 2015, due to the completion of growth projects in the Williston Basin.

The quantity and composition of NGLs and natural gas have varied as new plants were placed in service and to ensure natural gas and natural gas liquids pipeline specifications were met. Beginning in June 2015, we reduced the level of ethane rejection in the Rocky Mountain region to address downstream NGL product specifications.

	Three Months Ended
	March 31,
Equity Volume Information (a)	2016	2015

NGL sales - including ethane (MBbl/d)	16.4	16.8
Condensate sales (MBbl/d)	2.7	3.2
Residue natural gas sales (BBtu/d)	83.8	132.9
(a) - Includes volumes for consolidated entities only.

Commodity Price Risk - See discussion regarding our commodity price risk under “Commodity Price Risk” in Item 3, Quantitative and Qualitative Disclosures about Market Risk in this Quarterly Report.

Natural Gas Liquids

Overview - Our Natural Gas Liquids segment owns and operates facilities that gather, fractionate, treat and distribute NGLs and store NGL products, primarily in Oklahoma, Kansas, Texas, New Mexico and the Rocky Mountain region where we provide nondiscretionary services to producers of NGLs and deliver those products to the two primary market centers, one in the Mid-Continent in Conway, Kansas, and the other in the Gulf Coast in Mont Belvieu, Texas. We own or have an ownership interest in FERC-regulated natural gas liquids gathering and distribution pipelines in Oklahoma, Kansas, Texas, New Mexico, Montana, North Dakota, Wyoming and Colorado, and terminal and storage facilities in Missouri, Nebraska, Iowa and Illinois. We also own FERC-regulated natural gas liquids distribution and refined petroleum products pipelines in Kansas, Missouri, Nebraska, Iowa, Illinois and Indiana that connect our Mid-Continent assets with Midwest markets, including Chicago, Illinois. The majority of the pipeline-connected natural gas processing plants in Oklahoma, Kansas and the Texas Panhandle, which extract unfractionated NGLs from unprocessed natural gas, are connected to our gathering systems. We own and operate truck- and rail-loading and -unloading facilities connected to our natural gas liquids fractionation, storage and pipeline assets.

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

Earnings for our Natural Gas Liquids segment are derived primarily from nondiscretionary fee-based services that we provide to our customers and from the physical optimization of our assets. We also purchase NGLs and condensate from third parties, as well as from our Natural Gas Gathering and Processing segment. Our fee-based services have increased due primarily to new supply connections; expansion of existing connections; the completion of capital projects, including our Bakken NGL Pipeline and Sterling III Pipeline; the West Texas LPG acquisition; and expansion of our NGL fractionation capacity, including the completion of our MB-2 and MB-3 fractionators. Our business activities are categorized as exchange and storage services, transportation, optimization and marketing, which are defined as follows:

•
Our exchange and storage services utilize our assets to gather, fractionate and/or treat, and transport unfractionated NGLs, thereby converting them into marketable NGL products that are stored and shipped to a market center or customer-designated location. Many of these exchange volumes are under contracts with minimum volume commitments. Although our exchange services activities are primarily fee-based, we capture certain product price differentials as volumes are fractionated. Our storage activities consist primarily of fee-based NGL storage services at our Mid-Continent and Gulf Coast storage facilities.

•
Our transportation services transport, primarily by pipeline, NGL products and refined petroleum products, primarily under FERC-regulated tariffs. Tariffs specify the maximum rates we charge our customers and the general terms and conditions for NGL transportation service on our pipelines.

•
Our optimization and marketing activities utilize our assets, contract portfolio and market knowledge to capture location, product and seasonal price differentials. We primarily transport NGL products between Conway, Kansas, and

Mont Belvieu, Texas, to capture the location price differentials between the two market centers. Our marketing activities also include utilizing our natural gas liquids storage facilities to capture seasonal price differentials. A growing portion of our marketing activities serves truck and rail markets. Our isomerization activities capture the price differential when normal butane is converted into the more valuable iso-butane at our isomerization unit in Conway, Kansas.

Excess NGL supply continues to result in narrow NGL location price differentials between the Mid-Continent and Gulf Coast market centers. We expect these narrow price differentials to persist between the Conway, Kansas, and Mont Belvieu, Texas, market centers, as a result of NGL production increases from various NGL-rich shale areas throughout the country, until demand for NGLs increases from petrochemicals and exporters, which we anticipate to begin in 2017.

Supply growth has resulted in available ethane supplies that are greater than the petrochemical industry’s current demand. As a result, low or unprofitable price differentials between ethane and natural gas have resulted in ethane rejection at most of our and our customers’ natural gas processing plants connected to our natural gas liquids gathering system in the Mid-Continent and Rocky Mountain regions during 2015 and into 2016, which reduced natural gas liquids volumes gathered, fractionated, transported and sold across our assets. Through ethane rejection, natural gas processors leave much of the ethane component in the natural gas stream sold at the tailgate of natural gas processing plants. We expect ethane rejection levels, which averaged over 175 MBbl/d on our natural gas liquids system during the second half of 2015 and the first quarter 2016, to decrease as ethylene producers and NGL exporters increase their capacity to consume and export additional ethane feedstock volumes. We have observed intermittent periods of ethane recovery at processing plants on parts of our system in 2016 as price differentials between ethane and natural gas have improved. Ethane demand is expected to ramp up as new world-scale ethylene production projects, petrochemical plant modifications, plant expansions and export facilities near completion and begin coming on line in early 2017.

Despite the ethane rejection across our system, beginning in June 2015, our Natural Gas Gathering and Processing segment reduced its level of ethane rejection in the Williston Basin to alleviate downstream NGL product specification issues, which offsets partially the financial impact of ethane rejection. We expect this decreased ethane rejection to continue throughout 2016. In addition, our Natural Gas Liquids segment’s integrated assets enable us to mitigate partially the impact of ethane rejection through minimum volume commitments, contract modifications that vary fees for ethane and other NGL products, and our ability to utilize the transportation capacity made available due to ethane rejection to capture additional NGL location price differentials, when they exist, in our optimization activities.

Growth Projects - Our growth strategy in our Natural Gas Liquids segment is focused around the crude oil and NGL-rich natural gas drilling activity in shale and other nonconventional resource areas from the Rocky Mountain region through the Mid-Continent region into Texas and New Mexico. Crude oil, natural gas and NGL production from this activity; higher petrochemical industry demand for NGL products; and increased exports have resulted in our making additional capital investments to expand our infrastructure to bring these commodities from supply basins to market. Expansion of the petrochemical industry in the United States is expected to increase ethane demand significantly beginning in 2017, and international demand for NGLs, particularly ethane and propane, also is increasing.

In April 2015, we completed the NGL Pipeline and Hutchinson Fractionator infrastructure project for approximately $120 million, excluding AFUDC.

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

Selected Financial Results - The following table sets forth certain selected financial results for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2016 vs. 2015
Financial Results	2016	2015	Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$1,117.1	$1,203.0	$(85.9)	(7%)
Exchange service and storage revenues	320.4	249.7	70.7	28%
Transportation revenues	49.9	43.4	6.5	15%
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	(1,157.0)	(1,228.9)	(71.9)	(6%)
Operating costs	(73.2)	(82.2)	(9.0)	(11%)
Equity in net earnings from investments	13.3	7.0	6.3	90%
Other	(0.3)	0.7	(1.0)	*
Adjusted EBITDA	$270.2	$192.7	$77.5	40%
Capital expenditures	$34.2	$73.5	$(39.3)	(53%)
* Percentage change is greater than 100 percent.
See Reconciliation of Adjusted EBITDA to Net Income in the “Adjusted EBITDA” section.

NGL prices were lower in the three months ended March 31, 2016, compared with the same period in 2015. These lower prices decreased both our NGL and condensate sales revenue and cost of sales and fuel. Therefore, the impact is largely offset between the two line items.

Adjusted EBITDA increased $77.5 million for the three months ended March 31, 2016, compared with the same period in 2015, primarily as a result of the following:

•
an increase of $44.0 million in exchange services, which resulted primarily from a $38.4 million increase due to increased volumes from new plant connections in the Williston Basin and Mid-Continent region and a $7.6 million increase due to higher fee rates;

•	an increase of $17.0 million resulting from decreased ethane rejection in the Williston Basin, which increased NGL volumes gathered and fractionated;

•	a decrease of $9.0 million in operating costs due primarily to ongoing cost reduction efforts and lower rates charged by service providers;

•	an increase of $6.3 million in equity in net earnings from investments due primarily to higher volumes delivered to Overland Pass Pipeline from our Bakken NGL Pipeline; and

•	an increase of $5.2 million due to the impact of operational measurement gains in 2016 and operational measurement losses in 2015; offset partially by

•
a decrease of $3.9 million in optimization and marketing activities, which resulted from an $8.3 million decrease in marketing activities due primarily to wider product price differentials captured during the same period in 2015, offset partially by a $4.4 million increase due primarily to increased optimization volumes.

Capital expenditures decreased for the three months ended March 31, 2016, compared with the same period in 2015, due primarily to spending reductions to align with customer needs.

Selected Operating Information - The following table sets forth selected operating information for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended
	March 31,
Operating Information	2016	2015
NGL sales (MBbl/d)	716	563
NGLs transported-gathering lines (MBbl/d) (a)	751	709
NGLs fractionated (MBbl/d) (b)	550	475
NGLs transported-distribution lines (MBbl/d) (a)	474	388
Average Conway-to-Mont Belvieu OPIS price differential - ethane in ethane/propane mix ($/gallon)	$0.03	$0.01
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.

NGLs transported on gathering lines and NGLs fractionated increased for the three months ended March 31, 2016, compared with the same period in 2015, due to increased volumes from recent plant connections in the Williston Basin and Mid-Continent region and decreased ethane rejection in the Rocky Mountain region.

NGLs transported on distribution lines increased for the three months ended March 31, 2016, compared with the same period in 2015, due primarily to higher gathered and fractionated volumes as discussed above and due to increased volumes transported for our optimization activities.

Natural Gas Pipelines

Overview - Our Natural Gas Pipelines segment provides transportation and storage services to end users through its wholly owned assets, its 50 percent ownership in Northern Border Pipeline and its 50 percent ownership in Roadrunner. Phase I of the Roadrunner pipeline was completed in March 2016, and Phase II is currently under construction.

Interstate Pipelines - Our interstate pipelines are regulated by the FERC and are located in North Dakota, Minnesota, Wisconsin, Illinois, Indiana, Kentucky, Tennessee, Oklahoma, Texas and New Mexico. Our interstate pipeline companies include:

•
Midwestern Gas Transmission, which is a bidirectional system that interconnects with Tennessee Gas Transmission Company’s pipeline near Portland, Tennessee, and with several interstate pipelines at the Chicago Hub near Joliet, Illinois, that have access to both the Utica Shale and Marcellus Shale;

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

Intrastate Pipelines - Our intrastate natural gas pipeline assets in Oklahoma transport natural gas through the state and have access to the major natural gas producing formations, including the Cana-Woodford Shale, Woodford Shale, Springer Shale, Granite Wash, STACK, SCOOP and Mississippian Lime. Our intrastate natural gas pipeline assets in Oklahoma serve end-use markets, such as local distribution companies and power generation companies. In Texas, our intrastate natural gas pipelines are connected to the major natural gas producing formations in the Texas Panhandle, including the Granite Wash formation and the Delaware and Cline producing formations in the Permian Basin. These pipelines are capable of transporting natural gas throughout the western portion of Texas, including the Waha Hub where other pipelines may be accessed for transportation to western markets, exports to Mexico, the Houston Ship Channel market to the east and the Mid-Continent market to the north. Our intrastate natural gas pipeline assets have access to the natural gas producing formations in south central Kansas.

Through our Roadrunner joint venture, Roadrunner transports natural gas from the Permian Basin in West Texas to the Mexican border near El Paso, Texas. The Roadrunner pipeline connects with our existing natural gas pipeline and storage infrastructure in Texas and, together with our WesTex intrastate natural gas pipeline expansion project, creates a platform for future opportunities to deliver natural gas supply to Mexico. Phase II of the Roadrunner pipeline, which is currently under construction, will provide additional delivery capacity to these markets in Mexico.

Transportation Rates - Transportation contracts for our regulated natural gas services are based upon rates stated in the respective tariffs. The tariffs provide both the general terms and conditions for the facilities and the maximum allowed rates customers can be charged by type of service, which may be discounted to meet competition if necessary. The rates are established at FERC or the appropriate state jurisdictional agencies. Our earnings are primarily fee-based from the following types of services:

•
Firm service - Customers reserve a fixed quantity of pipeline capacity for a specified period of time, which obligates the customer to pay for services regardless of usage. Under this type of contract, the customer pays a fixed fee and incremental fees, known as commodity charges, which are based on the actual volumes of natural gas they transport or store. In addition, we may retain a percentage of fuel in-kind based on the volumes of natural gas transported. Under the firm service contract, the customer generally is guaranteed access to the capacity they reserve.

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

Storage Rates - Our earnings are primarily fee-based from the following types of services:

•
Firm Service - Customers reserve a specific quantity of storage capacity, including injection and withdrawal rights, and generally pay fixed fees based on the quantity of capacity reserved plus an injection and withdrawal fee. Firm storage contracts typically have terms longer than one year.

•
Park-and-Loan Service - An interruptible service offered to customers providing the ability to park (inject) or loan (withdraw) natural gas into or out of storage, typically for monthly or seasonal terms. Customers reserve the right to park or loan natural gas based on a specified quantity, including injection and withdrawal rights when capacity is available.

Growth Projects - The following projects are in various stages of construction. Roadrunner is a 50 percent-owned joint venture equity-method investment project. The WesTex Pipeline Expansion is a wholly owned project.

Growth Projects	Location	Capacity	Approximate Costs (a)	Completion Date (c)
(In millions)
WesTex Pipeline Expansion	Permian Basin	260 MMcf/d	$70-$100	First quarter 2017
Roadrunner Gas Transmission Pipeline - Equity-Method Investment
Phase I - Completed (b)	Permian Basin	170 MMcf/d	$190-$210	March 2016
Phase II (b)	Permian Basin	400 MMcf/d	$210-$230	First quarter 2017
Phase III (b)	Permian Basin	70 MMcf/d	$30-$40	2019
Roadrunner Gas Transmission Pipeline Total			$430-$480
(a) - Excludes AFUDC.
(b) - 50-50 joint venture equity-method investment. Approximate costs represents total project costs, which are expected to be financed with approximately 50 percent equity contributions and 50 percent debt issued by Roadrunner. We expect to make equity contributions for approximately 25 percent of the total project costs.
(c) - Represents expected completion date for projects still in progress.

Roadrunner - We contributed approximately $30 million to Roadrunner in the year ended December 31, 2015, and we expect to contribute approximately $50 million to Roadrunner during 2016. In 2015, Roadrunner entered into a $230 million senior secured credit facility for the construction and operation of the pipeline. The senior secured credit facility expires seven years after the Roadrunner Phase II in-service date, which is expected to be completed in the first quarter 2017. In addition, Roadrunner executed interest-rate swaps to hedge the variability of its interest payments during the term of the credit facility. Roadrunner’s credit facility is nonrecourse to ONEOK and ONEOK Partners, and neither ONEOK nor ONEOK Partners guarantees Roadrunner’s debts or obligations under the credit facility.

Selected Financial Results - The following table sets forth certain selected financial results and operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2016 vs. 2015
Financial Results	2016	2015	Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$67.8	$67.7	$0.1	—%
Storage revenues	15.5	12.9	2.6	20%
Natural gas sales and other revenues	2.7	2.9	(0.2)	(7%)
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	(3.9)	(14.4)	(10.5)	(73%)
Operating costs	(27.5)	(27.2)	0.3	1%
Equity in net earnings from investments	16.8	19.7	(2.9)	(15%)
Other	2.9	9.1	(6.2)	(68%)
Adjusted EBITDA	$74.3	$70.7	$3.6	5%
Capital expenditures	$17.9	$9.6	$8.3	86%
See Reconciliation of Adjusted EBITDA to Net Income in the “Adjusted EBITDA” section.

Adjusted EBITDA increased $3.6 million for the three months ended March 31, 2016, compared with the same period in 2015, primarily as a result of the following:

•	an increase of $5.8 million due to higher natural gas storage services as a result of increased rates and the sale of excess natural gas in storage in 2016;

•	an increase of $2.0 million due to higher transportation revenues, primarily due to increased firm volumes contracted; offset partially by

•	a decrease of $2.9 million in equity in net earnings from investments due primarily to a decrease in short-term transportation services.

Capital expenditures increased for the three months ended March 31, 2016, compared with the same period in 2015, due primarily to a compressor station expansion project on Midwestern Gas Transmission.

Selected Operating Information - The following table sets forth selected operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended
	March 31,
Operating Information (a)	2016	2015
Natural gas transportation capacity contracted (MDth/d)	6,156	5,939
Transportation capacity contracted	93%	93%
Average natural gas price
Mid-Continent region ($/MMBtu)	$1.82	$2.62
(a) - Includes volumes for consolidated entities only.

Our natural gas pipelines primarily serve end users, such as natural gas distribution and electric-generation companies, that require natural gas to operate their businesses regardless of location price differentials. The development of shale and other resource areas has continued to increase available natural gas supply resulting in narrower location and seasonal price differentials. As additional supply is developed, we expect crude oil and natural gas producers to demand incremental services in the future to transport their production to market. The abundance of shale gas supply and new regulations on emissions from coal-fired electric-generation plants may also increase the demand for our services from electric-generation companies as they convert to a natural gas fuel source. Conversely, contracted capacity by certain customers that are focused on capturing location or seasonal price differentials may decrease in the future due to narrowing price differentials. Overall, we expect our fee-based earnings in this segment to remain relatively stable. Growth will continue in the Permian Basin as we complete construction of our Roadrunner joint venture and our WesTex pipeline expansion.

Northern Border Pipeline, in which we have a 50 percent ownership interest, has contracted substantially all of its long-haul transportation capacity through the second quarter 2017. Roadrunner, in which we have a 50 percent ownership interest, has contracted all of its capacity for both Phase I and Phase II through the first quarter 2041.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure of the Partnership’s financial performance. Adjusted EBITDA is defined as net income adjusted for interest expense, depreciation and amortization, noncash impairment charges, income taxes and AFUDC and other noncash items. We believe this non-GAAP financial measure is useful to investors because it is used by many companies in our industry as a measurement of financial performance and is commonly employed by financial analysts and others to evaluate our financial performance and to compare our financial performance with the performance of other publicly traded partnerships within our industry. Adjusted EBITDA should not be considered an alternative to net income, earnings per unit or any other measure of financial performance presented in accordance with GAAP. Additionally, this calculation may not be comparable with similarly titled measures of other companies.

A reconciliation of Adjusted EBITDA for the three months ended March 31, 2016 and 2015, to net income, which is the nearest comparable GAAP financial measure, is as follows:

	Three Months Ended
	March 31,
(Unaudited)	2016	2015
Reconciliation of Adjusted EBITDA to Net Income	(Thousands of dollars)
Segment Adjusted EBITDA:
Natural Gas Gathering and Processing	$100,035	$60,518
Natural Gas Liquids	270,169	192,655
Natural Gas Pipelines	74,339	70,712
Other	43	413
Total	444,586	324,298
Depreciation and amortization	(93,736)	(85,847)
Interest expense, net of capitalized interest	(92,555)	(80,709)
Income taxes	(2,028)	(2,760)
AFUDC and other	19	(7,950)
Net income	$256,286	$147,032

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

LIQUIDITY AND CAPITAL RESOURCES

General - We rely primarily on operating cash flows, commercial paper, bank credit facilities, debt issuances and the issuance of common units for our liquidity and capital resources requirements. As of March 31, 2016, we had $9.9 million of cash on hand and available capacity under our Partnership Credit Agreement of $1.9 billion. In addition, in the first quarter 2016, we drew the full $1.0 billion available under our Term Loan Agreement that matures in January 2019.

We fund our operating expenses, debt service and cash distributions to our limited partners and general partner primarily with operating cash flows. To the extent operating cash flows are not sufficient to fund our cash distributions, we may utilize short- and long-term debt and issuances of equity, as necessary. Capital expenditures are funded by operating cash flows, short- and long-term debt and issuances of equity. Our ability to continue to access capital markets for debt and equity financing under reasonable terms depends on our financial condition, credit ratings and market conditions. The significant decline in commodity prices has increased the cost of debt and equity financing for us and others in our industry. While lower commodity prices and industry uncertainty may result in increased financing costs, we expect to utilize our commercial paper program, Partnership Credit Agreement, Term Loan Agreement and cash from operations to fund our announced capital-growth expenditures, refinance our senior notes maturities and meet our working capital needs through 2016 and well into 2017. However, we may access the capital markets to issue debt or equity securities prior to that time as we consider prudent to provide liquidity for new capital projects, to maintain investment-grade credit ratings or other partnership purposes.

We have no guarantees of debt or other similar commitments to unaffiliated parties.

Cash Management - We use a centralized cash management program that concentrates the cash assets of our operating subsidiaries in joint accounts for the purposes of providing financial flexibility and lowering the cost of borrowing, transaction costs and bank fees. Our centralized cash management program provides that funds in excess of the daily needs of our operating subsidiaries are concentrated, consolidated or otherwise made available for use by other entities within our consolidated group. Our operating subsidiaries participate in this program to the extent they are permitted pursuant to FERC regulations or their operating agreements. Under the cash management program, depending on whether a participating subsidiary has short-term cash surpluses or cash requirements, the Intermediate Partnership provides cash to the subsidiary or the subsidiary provides cash to the Intermediate Partnership.
Short-term Liquidity - Our principal sources of short-term liquidity consist of cash generated from operating activities, distributions received from our equity-method investments and proceeds from our commercial paper program, Partnership Credit Agreement and our “at-the-market” equity program.

We had working capital (defined as current assets less current liabilities) deficits of $853 million and $697 million as of March 31, 2016, and December 31, 2015, respectively. Although working capital is influenced by several factors, including, among other things, (i) the timing of (a) scheduled debt payments, (b) the collection and payment of accounts receivable and payable, and (c) equity and debt issuances, and (ii) the volume and cost of inventory and commodity imbalances, our working capital deficit at March 31, 2016, was driven primarily by our capital-growth projects and current maturities of our long-term debt. Our working capital deficit at December 31, 2015, was driven primarily by our capital-growth projects. We may have working capital deficits in future periods as we continue to finance our capital-growth projects, often initially with short-term borrowings. We do not expect this working capital deficit to have an adverse impact to our cash flows or operations.

At March 31, 2016, we had $445 million commercial paper outstanding, $14 million of letters of credit issued and no borrowings outstanding under our Partnership Credit Agreement. At March 31, 2016, we had approximately $9.9 million of cash and cash equivalents and approximately $1.9 billion of credit available under the Partnership Credit Agreement.

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

Our Partnership Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our Partnership Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1. If we consummate one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter in which the acquisition was completed and the two following quarters. If we were to breach certain covenants in our Partnership Credit Agreement, amounts outstanding under our Partnership Credit Agreement, if any, may become due and payable immediately. At March 31, 2016, our ratio of indebtedness to adjusted EBITDA was 4.2 to 1, and we were in compliance with all covenants under our Partnership Credit Agreement. At March 31, 2016, we could have issued $1.4 billion of short- and long-term debt to meet our liquidity needs under the most restrictive provisions contained in our various borrowing agreements.

Borrowings under our Partnership Credit Agreement, Term Loan Agreement and our senior notes are nonrecourse to ONEOK, and ONEOK does not guarantee our debt, commercial paper or other similar commitments.

Long-term Financing - In addition to our principal sources of short-term liquidity discussed above, we expect to fund our longer-term financing requirements by issuing common units or long-term notes. Other options to obtain financing include, but are not limited to, loans from financial institutions, issuance of convertible debt securities, asset securitization and the sale and lease-back of facilities.

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

Debt Issuances and Maturities - In January 2016, we entered into the $1.0 billion senior unsecured delayed-draw Term Loan Agreement with a syndicate of banks. During the first quarter 2016, we drew the full $1.0 billion available under the agreement and used the proceeds to repay our $650 million, 3.25 percent senior notes, which matured in February 2016, to repay amounts outstanding under our commercial paper program and for general partnership purposes. The Term Loan Agreement matures in January 2019 and bears interest at LIBOR plus a margin that is based on the credit ratings assigned to our senior, unsecured, long-term indebtedness. Based on our current applicable credit rating, borrowings on the Term Loan Agreement will accrue at LIBOR plus 130 basis points. The Term Loan Agreement contains an option, which may be exercised up to two times, to extend the term of the loan, in each case, for an additional one-year term subject to approval of the banks. The Term Loan Agreement allows prepayment of all or any portion outstanding, without penalty or premium, and contains substantially the same covenants as those contained in our Partnership Credit Agreement.

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

We expect to repay our $450 million, 6.15 percent senior notes due October 1, 2016, with a combination of cash on hand and short-term borrowings.

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

We have an “at-the-market” equity program for the offer and sale from time to time of our common units, up to an aggregate amount of $650 million. The program allows us to offer and sell our common units at prices we deem appropriate through a sales agent. Sales of common units are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common units under the program. At March 31, 2016, we had approximately $138 million of registered common units available for issuance through our “at-the-market” equity program.

During the three months ended March 31, 2016, no common units were sold through our “at-the-market” equity program.

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

Interest-rate Swaps - As of March 31, 2016, we had forward-starting interest-rate swaps with notional amounts totaling $1.0 billion to to hedge the variability of our LIBOR-based interest payments. In addition, we had forward-starting interest-rate swaps with notional amounts totaling $400 million at March 31, 2016, and December 31, 2015, to hedge the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. All of our interest-rate swaps are designated as cash flow hedges.

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

Capital expenditures were $195.9 million and $343.0 million for the three months ended March 31, 2016 and 2015, respectively.

The following table summarizes our 2016 projected growth and maintenance capital expenditures, excluding acquisitions, contributions to our equity-method investments, and AFUDC:

	Growth	Maintenance	Total
	(Millions of dollars)
Natural Gas Gathering and Processing	$310	$35	$345
Natural Gas Liquids	70	55	125
Natural Gas Pipelines	80	30	110
Other	—	20	20
Total projected capital expenditures	$460	$140	$600

Credit Ratings - Our long-term debt credit ratings are shown in the table below:

Rating Agency	Rating	Outlook
Moody’s	Baa2	Negative
S&P	BBB	Negative

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

For the three months ended March 31, 2016 and 2015, our cash distributions exceeded our cash flow from operations. As a result, we utilized cash from operations, our commercial paper program and distributions received from our equity-method investments to fund our cash distributions, short-term liquidity needs and capital projects. We expect increases in cash flows from operations in the remainder of 2016, compared with the first quarter 2016, due primarily to the completion of our growth projects and new plant connections that we expect will provide increasing volumes in our Natural Gas Gathering and Processing and Natural Gas Liquids segments. See discussion under “Short-term Liquidity” and “Long-term Financing” for more information.

The following table sets forth cash distributions paid, including our general partner’s incentive distribution rights, during the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
	(Millions of dollars)
Common unitholders	$168.1	$142.9
Class B unitholders	57.7	57.7
General partner	107.2	95.2
Noncontrolling interests	2.5	2.2
Total cash distributions paid	$335.5	$298.0

In the three months ended March 31, 2016 and 2015, cash distributions paid to our general partner included incentive distributions of $100.5 million and $89.3 million, respectively.

In April 2016, our general partner declared a cash distribution of $0.79 per unit ($3.16 per unit on an annualized basis) for the first quarter 2016, which will be paid on May 13, 2016, to unitholders of record at the close of business on May 2, 2016.

Additional information about our cash distributions is included in “Cash Distribution Policy” under Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, in our Annual Report.

Energy Commodity Prices - Although we are subject to commodity price volatility, our commodity exposure has been reduced due primarily to contract restructuring in our Natural Gas Gathering and Processing segment. We have also hedged a significant portion of our Natural Gas Gathering and Processing segment’s commodity price risk for 2016 and 2017. Significant fluctuations in commodity prices will affect our overall liquidity due to the impact commodity price changes have on our cash flows from operating activities, including the impact on working capital for NGLs and natural gas held in storage, margin requirements and certain energy-related receivables. The decline in commodity prices has contributed to a decrease in our common unit price. While lower commodity prices and industry uncertainty may result in increased financing costs, we believe we have secured sufficient access to the financial resources and liquidity necessary to meet our requirements for working capital, debt service payments and capital expenditures through 2016 and well into 2017. We believe that our available credit and cash and cash equivalents are adequate to meet liquidity requirements associated with commodity price volatility. See Note C of the Notes to Consolidated Financial Statements and the discussion under “Commodity Price Risk” in Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk, in this Quarterly Report for information on our hedging activities.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

			Variances
	Three Months Ended		2016 vs. 2015
	March 31,		Increase (Decrease)
	2016	2015
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$266.3	$65.1	$201.2
Investing activities	(169.5)	(333.0)	163.5
Financing activities	(92.0)	315.9	(407.9)
Change in cash and cash equivalents	4.8	48.0	(43.2)
Cash and cash equivalents at beginning of period	5.1	42.5	(37.4)
Cash and cash equivalents at end of period	$9.9	$90.5	$(80.6)

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

Cash flows from operating activities, before changes in operating assets and liabilities, were $349.8 million for the three months ended March 31, 2016, compared with $232.8 million for the same period in 2015. The increase is due primarily to higher natural gas gathered and NGL volumes from our completed capital-growth projects in our Natural Gas Gathering and Processing and Natural Gas Liquids segments and higher fees resulting from contract restructuring in our Natural Gas Gathering and Processing segment and lower operating costs primarily due to ongoing cost reduction efforts and lower rates charged by service providers, offset partially by lower net realized NGL and natural gas prices in our Natural Gas Gathering and Processing segment, as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities decreased operating cash flows $83.5 million for the three months ended March 31, 2016, compared with a decrease of $167.7 million for the same period in 2015. This change is due primarily to the change in accounts receivable and accounts payable resulting from the timing of receipt of cash from customers and payments to vendors and suppliers, and the change in natural gas and NGLs in storage, which vary from period to period and vary with changes in commodity prices. In the first quarter 2015, we also paid $55.1 million to settle forward-starting interest-rate swaps in connection with our March 2015 debt offering.

Investing Cash Flows - Cash used in investing activities decreased to $169.5 million for the three months ended March 31, 2016, compared with $333.0 million for the same period in 2015, due primarily to lower capital spending, compared with 2014 and 2015, as a result of spending reductions to align with customer needs and projects placed in service in 2015, offset partially by proceeds received from sale of assets.

Financing Cash Flows - Cash used in financing activities was $92.0 million for the three months ended March 31, 2016, compared with cash provided by financing activities of $315.9 million for the three months ended March 31, 2015. This change is due primarily to repayment of our $650 million, 3.25 percent senior notes, which matured February 1, 2016, offset partially by higher long-term debt proceeds in three months ended March 31, 2016 related to our $1.0 billion Term Loan Agreement, compared with our $800 million senior notes offering in the same period in 2015.

REGULATORY, ENVIRONMENTAL AND SAFETY MATTERS

Environmental Matters - We are subject to multiple environmental, historical preservation and wildlife preservation laws and/or regulations that affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetlands preservation, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. For example, if a leak or spill of hazardous substances or petroleum products occurs from pipelines or facilities that we own, operate or otherwise use, we could be held jointly and severally liable for all resulting liabilities, including response, investigation and cleanup costs, which could affect materially our results of operations and cash flows. In addition, emissions controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures at our facilities. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us.

Additional information about our regulatory, environmental and safety matters can be found in “Regulatory, Environmental and Safety Matters” under Part I, Item 1, Business, in our Annual Report.

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

•
our indebtedness could make us vulnerable to general adverse economic and industry conditions, limit our ability to borrow additional funds and/or place us at competitive disadvantages compared with our competitors that have less debt, or have other adverse consequences;

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

We are exposed to basis risk between the various production and market locations where we receive and sell commodities. Although our businesses are predominately fee-based, in our Natural Gas Gathering and Processing segment, we are exposed to commodity price risk as a result of receiving commodities as a portion of our compensation for services associated with our POP with fee contracts. We have restructured a portion of our POP with fee contracts to include significantly higher fees, which reduces our equity volumes and the related commodity price exposure. However, under certain POP with fee contracts, our fee revenues may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds.

The following tables set forth hedging information for our Natural Gas Gathering and Processing segment’s forecasted equity volumes for the periods indicated:

	Nine Months Ending December 31, 2016
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	8.9	$0.48	/ gallon	81%
Condensate (MBbl/d) - WTI-NYMEX	1.8	$58.68	/ Bbl	84%
Natural gas (BBtu/d) - NYMEX and basis	77.9	$2.85	/ MMBtu	90%

	Year Ending December 31, 2017
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	4.1	$0.46	/ gallon	34%
Condensate (MBbl/d) - WTI-NYMEX	1.5	$43.65	/ Bbl	61%
Natural gas (BBtu/d) - NYMEX and basis	73.1	$2.66	/ MMBtu	74%

We expect our natural gas liquids and natural gas commodity price sensitivity within this segment to decrease in 2016, compared with 2015, as a result of the restructured contracts effective primarily in the fourth quarter 2015 and first quarter 2016. Our Natural Gas Gathering and Processing segment’s commodity price sensitivity is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at March 31, 2016. Condensate sales are typically based on the price of crude oil. We estimate the following for our forecasted equity volumes, including the effects of hedging information set forth above, and assuming normal operating conditions:

•
a $0.01 per-gallon change in the composite price of NGLs would change adjusted EBITDA for the nine months ending December 31, 2016, and for the year ending December 31, 2017, by approximately $0.5 million and $1.6 million, respectively;

•
a $1.00 per-barrel change in the price of crude oil would change adjusted EBITDA for the nine months ending December 31, 2016, and for the year ending December 31, 2017, by approximately $0.2 million and $0.6 million, respectively; and

•
a $0.10 per-MMBtu change in the price of residue natural gas would change adjusted EBITDA for the nine months ending December 31, 2016, and for the year ending December 31, 2017, by approximately $0.2 million and $0.9 million, respectively.

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

The following table sets forth hedging information related to purchased put options to reduce commodity price sensitivity associated with certain POP with fee contracts:

	Nine Months Ending December 31, 2016
	Volumes Hedged	Average Strike Price		Fair Value Asset at March 31, 2016
				(Millions of dollars)
Propane (MBbl/d) - Conway	6.6	$0.40	/ gallon	$19.3
Natural gas (BBtu/d) - NYMEX	233.7	$2.35	/ MMBtu	$1.8

See Note C of the Notes to Consolidated Financial Statements in this Quarterly Report for information on our hedging activities.

INTEREST-RATE RISK

We are exposed to interest-rate risk through our Partnership Credit Agreement, commercial paper program and long-term debt issuances. Future increases in LIBOR, corporate commercial paper rates or investment-grade corporate bond rates could expose us to increased interest costs on future borrowings. We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. As of March 31, 2016, we had forward-starting interest-rate swaps with notional amounts totaling $1.0 billion to hedge the variability of our LIBOR-based interest payments. In addition, we had forward-starting interest-rate swaps with notional amounts totaling $400 million at March 31, 2016, and December 31, 2015, to hedge the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. All of our interest-rate swaps are designated as cash flow hedges. At March 31, 2016, we had $41.5 million of derivative liabilities related to these interest-rate swaps. At December 31, 2015, we had derivative liabilities of $9.9 million related to these interest-rate swaps.

See Note C of the Notes to Consolidated Financial Statements in this Quarterly Report for information on our hedging activities.

COUNTERPARTY CREDIT RISK

We assess the creditworthiness of our counterparties on an ongoing basis and require security, including prepayments and other forms of collateral, when appropriate. Certain of our counterparties to our Natural Gas Gathering and Processing segment’s commodity sales, our Natural Gas Liquids segment’s marketing activities and our Natural Gas Pipelines segment’s storage activities may be impacted by the depressed commodity price environment and could experience financial problems, which could result in nonpayment and/or nonperformance, which could adversely impact our results of operations.

Customer concentration - For the three months ended March 31, 2016, one customer, BP p.l.c or its affiliates, represented more than 10 percent of our consolidated revenues, and 20 customers individually represented 1 percent or more of our consolidated revenues, the majority of which are investment-grade customers, as rated by S&P or Moody’s, or our comparable internal ratings, or secured by letters of credit or other collateral.

Natural Gas Gathering and Processing - Our Natural Gas Gathering and Processing segment’s customers are crude oil and natural gas producers, which include both large integrated and independent exploration and production companies. We are not typically exposed to material credit risk with exploration and production customers under POP with fee contracts as we receive proceeds from the sale of commodities and remit a portion of those proceeds back to the crude oil and natural gas producers. For the three months ended March 31, 2016, 99 percent of the downstream commodity sales in our Natural Gas Gathering and Processing segment were made to investment-grade customers, as rated by S&P or Moody’s, or our comparable internal ratings, or secured by letters of credit or other collateral.

Natural Gas Liquids - Our Natural Gas Liquids segment’s customers are primarily NGL and natural gas gathering and processing companies; large integrated and independent crude oil and natural gas production companies; propane distributors; ethanol producers; and petrochemical, refining and NGL marketing companies. We earn fee-based revenue from NGL and natural gas gathering and processing customers and natural gas liquids pipeline transportation customers. We are not typically exposed to material credit risk on the majority of our exchange services fee revenues, as we purchase NGLs from our gathering and processing customers and deduct our fee from the amounts we remit. We also earn sales revenue on the downstream sales of NGL products. For the three months ended March 31, 2016, more than 80 percent of our commodity sales were made to investment-grade customers, as rated by S&P or Moody’s, or our comparable internal ratings, or secured by letters of credit or other collateral. In addition, the majority of our Natural Gas Liquids segment’s pipeline tariffs provide us the ability to require security from shippers.

Natural Gas Pipelines - Our Natural Gas Pipelines segment’s customers are primarily local natural gas distribution companies, electric-generation facilities, large industrial companies, municipalities, irrigation customers and marketing companies. For the three months ended March 31, 2016, more than 85 percent of our revenues in this segment were from investment-grade customers, as rated by S&P or Moody’s, or our comparable internal ratings, or secured by letters of credit or other collateral. In addition, the majority of our Natural Gas Pipeline segment’s pipeline tariffs provide us the ability to require security from shippers.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information about our legal proceedings is provided in Note K of the Notes to Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report. Additional information about our legal proceedings is included under Part I, Item 3, Legal Proceedings, in our Annual Report.

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

10.1
Term Loan Agreement, dated as of January 8, 2016, among ONEOK Partners, L.P., Mizuho Bank, Ltd., as administrative agent and a lender, and the other lenders parties thereto (incorporated by reference to Exhibit 10.1 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed on January 12, 2016 (File No. 001-12202)).

10.2
Guaranty Agreement, dated as of January 8, 2016, by ONEOK Partners Intermediate Limited Partnership in favor of Mizuho Bank, Ltd., as administrative agent, under the above-referenced Term Loan Agreement (incorporated by reference to Exhibit 10.2 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed on January 12, 2016 (File No. 001-12202)).

10.3
Extension Agreement, dated as of January 29, 2016, among ONEOK Partners, L.P., Citibank, N.A., as administrative agent, swingline lender, a letter of credit issuer and a lender, and the other lenders and letter of credit issuers parties thereto (incorporated by reference to Exhibit 10.1 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed on February 3, 2016 (File No. 001-12202)).

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

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three months ended March 31, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015; (iv) Consolidated Balance Sheets at March 31, 2016, and December 31, 2015; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; (vi) Consolidated Statements of Changes in Equity for the three months ended March 31, 2016 and 2015; and (vii) Notes to Consolidated Financial Statements. We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

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

ONEOK Partners, L.P.
	By:	ONEOK Partners GP, L.L.C., its General Partner

Date: May 4, 2016		By:	/s/ Derek S. Reiners
Derek S. Reiners
Senior Vice President,
Chief Financial Officer and Treasurer
(Signing on behalf of the Registrant)