Form 10-Q
period 2016-06-30
ONEOK Partners LP
filed 2016-08-03
CIK 909281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2016
Common units	212,837,980 units
Class B units	72,988,252 units

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

This page intentionally left blank.

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2015
ASU	Accounting Standards Update
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
CFTC	U.S. Commodity Futures Trading Commission
Clean Air Act	Federal Clean Air Act, as amended
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK Partners, L.P.
LIBOR	London Interbank Offered Rate
MBbl/d	Thousand barrels per day
MDth/d	Thousand dekatherms per day
MMBbl	Million barrels
MMBtu	Million British thermal units
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
NGL(s)	Natural gas liquid(s)
NGL products	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
ONEOK	ONEOK, Inc.
ONEOK Partners	ONEOK Partners, L.P.
ONEOK Partners GP	ONEOK Partners GP, L.L.C., a wholly owned subsidiary of ONEOK and the sole general partner of ONEOK Partners
OPIS	Oil Price Information Service
Partnership Agreement	Third Amended and Restated Agreement of Limited Partnership of ONEOK Partners, L.P., as amended
Partnership Credit Agreement	The Partnership’s $2.4 billion amended and restated revolving credit agreement effective as of January 31, 2014, as amended
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
POP	Percent of Proceeds
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
Roadrunner	Roadrunner Gas Transmission, LLC
S&P	S&P Global Ratings
SCOOP	South Central Oklahoma Oil Province, an area in the Anadarko Basin in Oklahoma
SEC	Securities and Exchange Commission
STACK	Sooner Trend Anadarko Canadian Kingfisher, an area in the Anadarko Basin in Oklahoma
Term Loan Agreement	The Partnership’s senior unsecured delayed-draw three-year $1.0 billion term loan agreement dated January 8, 2016
West Texas LPG	West Texas LPG Pipeline Limited Partnership and Mesquite Pipeline
WTI	West Texas Intermediate
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2016	2015	2016	2015
	(Thousands of dollars, except per unit amounts)
Revenues
Commodity sales	$1,633,272	$1,722,254	$2,916,783	$3,157,970
Services	500,322	405,253	990,756	774,296
Total revenues	2,133,594	2,127,507	3,907,539	3,932,266
Cost of sales and fuel (exclusive of items shown separately below)	1,527,323	1,603,093	2,723,061	2,946,957
Operations and maintenance	157,803	143,131	306,543	298,252
Depreciation and amortization	98,507	86,199	192,243	172,046
General taxes	23,935	23,481	45,575	46,519
(Gain) loss on sale of assets	414	(122)	(3,731)	(116)
Operating income	325,612	271,725	643,848	468,608
Equity in net earnings from investments (Note I)	32,372	30,040	65,286	60,961
Allowance for equity funds used during construction	—	742	208	1,541
Other income	552	24	697	2,547
Other expense	(939)	(1,953)	(1,573)	(2,578)
Interest expense (net of capitalized interest of $2,572, $9,927, $5,459 and $17,157, respectively)	(93,263)	(86,492)	(185,818)	(167,201)
Income before income taxes	264,334	214,086	522,648	363,878
Income taxes	(2,370)	(2,476)	(4,398)	(5,236)
Net income	261,964	211,610	518,250	358,642
Less: Net income attributable to noncontrolling interests	496	1,840	3,265	3,278
Net income attributable to ONEOK Partners, L.P.	$261,468	$209,770	$514,985	$355,364
Limited partners’ interest in net income:
Net income attributable to ONEOK Partners, L.P.	$261,468	$209,770	$514,985	$355,364
General partner’s interest in net income	(105,768)	(95,989)	(211,376)	(188,790)
Limited partners’ interest in net income	$155,700	$113,781	$303,609	$166,574
Limited partners’ net income per unit, basic and diluted (Note H)	$0.54	$0.44	$1.06	$0.65
Number of units used in computation (thousands)	285,826	257,179	285,826	255,627
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2016	2015	2016	2015
	(Thousands of dollars)
Net income	$261,964	$211,610	$518,250	$358,642
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	(87,218)	17,981	(107,151)	5,424
Realized (gains) losses on derivatives recognized in net income	(10,124)	(13,358)	(20,804)	(24,691)
Other comprehensive income (loss) on investments in unconsolidated affiliates	(5,562)	—	(11,363)	—
Total other comprehensive income (loss)	(102,904)	4,623	(139,318)	(19,267)
Comprehensive income	159,060	216,233	378,932	339,375
Less: Comprehensive income attributable to noncontrolling interests	496	1,840	3,265	3,278
Comprehensive income attributable to ONEOK Partners, L.P.	$158,564	$214,393	$375,667	$336,097
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
(Unaudited)	2016	2015
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$3,745	$5,079
Accounts receivable, net	671,556	593,448
Affiliate receivables	2,316	7,969
Natural gas and natural gas liquids in storage	245,946	128,084
Commodity imbalances	38,300	38,681
Materials and supplies	85,127	76,696
Other current assets	49,117	33,207
Total current assets	1,096,107	883,164
Property, plant and equipment
Property, plant and equipment	14,588,127	14,307,546
Accumulated depreciation and amortization	2,215,951	2,050,755
Net property, plant and equipment	12,372,176	12,256,791
Investments and other assets
Investments in unconsolidated affiliates	913,813	948,221
Goodwill and intangible assets	818,927	824,877
Other assets	16,853	14,533
Total investments and other assets	1,749,593	1,787,631
Total assets	$15,217,876	$14,927,586
Liabilities and equity
Current liabilities
Current maturities of long-term debt (Note E)	$457,650	$107,650
Short-term borrowings (Note D)	576,307	546,340
Accounts payable	691,775	605,431
Affiliate payables	31,517	27,137
Commodity imbalances	105,544	74,460
Accrued interest	94,390	102,615
Other current liabilities	183,610	116,667
Total current liabilities	2,140,793	1,580,300
Long-term debt, excluding current maturities (Note E)	6,691,950	6,695,312
Deferred credits and other liabilities	183,200	154,631
Commitments and contingencies (Note K)
Equity (Note F)
ONEOK Partners, L.P. partners’ equity:
General partner	228,324	231,344
Common units: 212,837,980 units issued and outstanding at June 30, 2016, and December 31, 2015	4,904,748	5,014,952
Class B units: 72,988,252 units issued and outstanding at June 30, 2016, and December 31, 2015	1,162,412	1,200,204
Accumulated other comprehensive loss (Note G)	(252,600)	(113,282)
Total ONEOK Partners, L.P. partners’ equity	6,042,884	6,333,218
Noncontrolling interests in consolidated subsidiaries	159,049	164,125
Total equity	6,201,933	6,497,343
Total liabilities and equity	$15,217,876	$14,927,586
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended
	June 30,
(Unaudited)	2016	2015
	(Thousands of dollars)
Operating activities
Net income	$518,250	$358,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	192,243	172,046
Allowance for equity funds used during construction	(208)	(1,541)
Gain on sale of assets	(3,731)	(116)
Deferred income taxes	4,675	3,983
Equity in net earnings from investments	(65,286)	(60,961)
Distributions received from unconsolidated affiliates	72,204	61,969
Changes in assets and liabilities:
Accounts receivable	(85,238)	51,062
Affiliate receivables	5,653	6,763
Natural gas and natural gas liquids in storage	(117,862)	(16,003)
Accounts payable	108,467	(126,645)
Affiliate payables	4,380	(7,802)
Commodity imbalances, net	31,465	20,497
Accrued interest	(8,225)	10,206
Risk-management assets and liabilities	(61,771)	(66,298)
Other assets and liabilities, net	(1,858)	(25,535)
Cash provided by operating activities	593,158	380,267
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(332,276)	(628,396)
Contributions to unconsolidated affiliates	(19,830)	(33,222)
Distributions received from unconsolidated affiliates in excess of cumulative earnings	36,373	18,814
Proceeds from sale of assets	18,170	691
Other	—	(12,607)
Cash used in investing activities	(297,563)	(654,720)
Financing activities
Cash distributions:
General and limited partners	(666,001)	(593,435)
Noncontrolling interests	(4,300)	(4,694)
Borrowing (repayment) of short-term borrowings, net	29,967	(184,812)
Issuance of long-term debt, net of discounts	1,000,000	798,896
Debt financing costs	(2,770)	(7,850)
Repayment of long-term debt	(653,825)	(3,825)
Issuance of common units, net of issuance costs	—	275,098
Contribution from general partner	—	5,670
Cash provided by (used in) financing activities	(296,929)	285,048
Change in cash and cash equivalents	(1,334)	10,595
Cash and cash equivalents at beginning of period	5,079	42,530
Cash and cash equivalents at end of period	$3,745	$53,125
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	ONEOK Partners, L.P. Partners’ Equity
(Unaudited)	Common Units	Class B Units	General Partner	Common Units
	(Units)		(Thousands of dollars)
January 1, 2016	212,837,980	72,988,252	$231,344	$5,014,952
Net income	—	—	211,376	226,080
Other comprehensive income (loss) (Note G)	—	—	—	—
Distributions paid (Note F)	—	—	(214,396)	(336,284)
Other	—	—	—	—
June 30, 2016	212,837,980	72,988,252	$228,324	$4,904,748

	ONEOK Partners, L.P. Partners’ Equity
(Unaudited)	Common Units	Class B Units	General Partner	Common Units
	(Units)		(Thousands of dollars)
January 1, 2015	180,826,973	72,988,252	$211,914	$4,456,372
Net income	—	—	188,790	118,918
Other comprehensive income (loss) (Note G)	—	—	—	—
Issuance of common units (Note F)	7,151,875	—	—	273,991
Contribution from general partner (Note F)	—	—	5,684	—
Distributions paid (Note F)	—	—	(191,037)	(287,078)
Other	—	—	—	—
June 30, 2015	187,978,848	72,988,252	$215,351	$4,562,203

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Continued)
	ONEOK Partners, L.P. Partners’ Equity
(Unaudited)	Class B Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
January 1, 2016	$1,200,204	$(113,282)	$164,125	$6,497,343
Net income	77,529	—	3,265	518,250
Other comprehensive income (loss) (Note G)	—	(139,318)	—	(139,318)
Distributions paid (Note F)	(115,321)	—	(4,300)	(670,301)
Other	—	—	(4,041)	(4,041)
June 30, 2016	$1,162,412	$(252,600)	$159,049	$6,201,933

	ONEOK Partners, L.P. Partners’ Equity
(Unaudited)	Class B Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
January 1, 2015	$1,374,375	$(91,823)	$167,937	$6,118,775
Net income	47,656	—	3,278	358,642
Other comprehensive income (loss) (Note G)	—	(19,267)	—	(19,267)
Issuance of common units (Note F)	—	—	—	273,991
Contribution from general partner (Note F)	—	—	—	5,684
Distributions paid (Note F)	(115,320)	—	(4,694)	(598,129)
Other	—	—	38	38
June 30, 2015	$1,306,711	$(111,090)	$166,559	$6,139,734

See accompanying Notes to Consolidated Financial Statements.

ONEOK PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These statements have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2015 year-end consolidated balance sheet data was derived from our audited financial statements but does not include all disclosures required by GAAP. Certain reclassifications have been made in the prior-year financial statements to conform to the current-year presentation. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements in our Annual Report.

Our significant accounting policies are consistent with those disclosed in Note A of the Notes to Consolidated Financial Statements in our Annual Report.

Recently Issued Accounting Standards Update - In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendment also requires the acquirer to record the income statement effects of changes to provisional amounts in the financial statements in the period in which the adjustments occurred. This guidance was effective for public companies for fiscal years beginning after December 15, 2015. We adopted this guidance in the first quarter 2016, and there was no impact, but it could impact us in the future if we complete any acquisitions with subsequent measurement period adjustments.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented net of the allowance for credit losses to reflect the net carrying value at the amount expected to be collected on the financial asset; and the initial allowance for credit losses for purchased financial assets, including available-for-sale debt securities, to be added to the purchase price rather than being reported as a credit loss expense. This guidance is effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for the fiscal years beginning after December 15, 2018. We expect to adopt this guidance in the first quarter 2020, and we are evaluating the impact on us.

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

In addition, as prescribed by the income approach, we compute the fair value of our derivative portfolio by discounting the projected future cash flows from our derivative assets and liabilities to present value using interest-rate yields to calculate present-value discount factors derived from LIBOR, Eurodollar futures and the LIBOR interest-rate swaps market. We also take into consideration the potential impact on market prices of liquidating positions in an orderly manner over a reasonable period of time under current market conditions. We consider current market data in evaluating counterparties’, as well as our own, nonperformance risk, net of collateral, by using specific and sector bond yields and monitoring the credit default swap markets. Although we use our best estimates to determine the fair value of the derivative contracts we have executed, the ultimate market prices realized could differ from our estimates, and the differences could be material.

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

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for the periods indicated:

	June 30, 2016
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net (b)
	(Thousands of dollars)
Derivative assets
Commodity contracts
Financial contracts	$13,966	$—	$3,205	$17,171	$(10,970)	$6,201
Physical contracts	—	—	68	68	—	68
Total derivative assets	$13,966	$—	$3,273	$17,239	$(10,970)	$6,269
Derivative liabilities
Commodity contracts
Financial contracts	$(15,352)	$—	$(12,365)	$(27,717)	$27,717	$—
Physical contracts	—	—	(4,929)	(4,929)	—	(4,929)
Interest-rate contracts	—	(70,111)	—	(70,111)	—	(70,111)
Total derivative liabilities	$(15,352)	$(70,111)	$(17,294)	$(102,757)	$27,717	$(75,040)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At June 30, 2016, we had no cash held and posted $33.5 million of cash with various counterparties, including $16.7 million of cash collateral that is offsetting derivative net liability positions under master-netting arrangements in the table above. The remaining $16.8 million of cash collateral in excess of derivative net liability positions is included in other current assets in our Consolidated Balance Sheets.
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
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At December 31, 2015, we held $34.4 million of cash from various counterparties that is offsetting derivative net asset positions in the table above under master-netting arrangements and had no cash collateral posted.
(b) - Included in other current assets or other current liabilities in our Consolidated Balance Sheets.

The following table sets forth a reconciliation of our Level 3 fair value measurements for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivative Assets (Liabilities)	2016	2015	2016	2015
	(Thousands of dollars)
Net assets at beginning of period	$34	$7,040	$7,331	$9,285
Total realized/unrealized gains (losses):
Included in earnings (a)	318	(159)	(427)	110
Included in other comprehensive income (loss)	(14,373)	3,506	(20,925)	992
Net assets (liabilities) at end of period	$(14,021)	$10,387	$(14,021)	$10,387
(a) - Included in commodity sales revenues in our Consolidated Statements of Income.

Realized/unrealized gains (losses) include the realization of our derivative contracts through maturity. During the three and six months ended June 30, 2016 and 2015, gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the end of each reporting period were not material.

We recognize transfers into and out of the levels in the fair value hierarchy as of the end of each reporting period. During the three and six months ended June 30, 2016 and 2015, there were no transfers between levels.

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

The estimated fair value of the aggregate of our long-term debt, including current maturities, was $7.4 billion and $6.2 billion at June 30, 2016, and December 31, 2015, respectively. The book value of the aggregate of our long-term debt, including current maturities, was $7.1 billion and $6.8 billion at June 30, 2016, and December 31, 2015, respectively. The estimated fair value of the aggregate of our senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities. The estimated fair value of our long-term debt is classified as Level 2.

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

•
Swaps - Exchange of one or more payments based on the value of one or more commodities. These instruments transfer the financial risk associated with a future change in value between the counterparties of the transaction, without also conveying ownership interest in the asset or liability; and

•
Options - Contractual agreements that give the holder the right, but not the obligation, to buy or sell a fixed quantity of a commodity at a fixed price within a specified period of time. Options may either be standardized and exchange-traded or customized and nonexchange-traded.

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

In our Natural Gas Pipelines segment, we are exposed to commodity price risk because our intrastate and interstate natural gas pipelines retain natural gas from our customers for operations or as part of our fee for services provided. When the amount of natural gas consumed in operations by these pipelines differs from the amount provided by our customers, our pipelines must buy or sell natural gas, or store or use natural gas from inventory, which can expose us to commodity price risk depending on the regulatory treatment for this activity. To the extent that commodity price risk in our Natural Gas Pipelines segment is not mitigated by fuel cost-recovery mechanisms, we use physical-forward sales or purchases to reduce the impact of price fluctuations related to natural gas. At June 30, 2016, and December 31, 2015, there were no financial derivative instruments with respect to our natural gas pipeline operations.

Interest-rate risk - We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. As of June 30, 2016, we had interest-rate swaps with notional amounts totaling $1.0 billion to hedge the variability of our LIBOR-based interest payments. In June 2016, we entered into forward-starting interest-rate swaps with notional amounts totaling $750 million to hedge the variability of interest payments on a portion of our forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. At June 30, 2016, and December 31, 2015, we had forward-starting interest-rate swaps with notional amounts totaling $1.2 billion and $400 million, respectively, to hedge the variability of interest payments on a portion of our forecasted debt issuances. All of our interest-rate swaps are designated as cash flow hedges.

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

Fair Values of Derivative Instruments - See Note B for a discussion of the inputs associated with our fair value measurements. The following table sets forth the fair values of derivative instruments for the periods indicated:

	June 30, 2016		December 31, 2015
	Assets (a)	(Liabilities) (a)	Assets (b)	(Liabilities) (b)
	(Thousands of dollars)
Derivatives designated as hedging instruments
Commodity contracts
Financial contracts	$14,591	$(25,028)	$39,255	$(1,440)
Physical contracts	68	(4,929)	3,591	—
Interest-rate contracts	—	(70,111)	—	(9,936)
Total derivatives designated as hedging instruments	14,659	(100,068)	42,846	(11,376)
Derivatives not designated as hedging instruments
Commodity contracts
Financial contracts	2,580	(2,689)	6,919	(6,586)
Total derivatives not designated as hedging instruments	2,580	(2,689)	6,919	(6,586)
Total derivatives	$17,239	$(102,757)	$49,765	$(17,962)
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

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held for the periods indicated:

		June 30, 2016		December 31, 2015
	Contract Type	Purchased/ Payor	Sold/ Receiver	Purchased/ Payor	Sold/ Receiver
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Futures and swaps	—	(41.2)	—	(27.1)
- Natural gas (Bcf)	Put options	89.7	—	—	—
- Crude oil and NGLs (MMBbl)	Futures, forwards and swaps	—	(5.5)	—	(2.3)
- Propane (MMBbl)	Put options	1.5	—	—	—
Basis
- Natural gas (Bcf)	Futures and swaps	—	(41.2)	—	(27.1)
Interest-rate contracts (Millions of dollars)	Swaps	$2,150.0	$—	$400.0	$—
Derivatives not designated as hedging instruments:
Fixed price
- NGLs (MMBbl)	Futures, forwards and swaps	0.8	(1.0)	0.6	(0.6)

These notional amounts are used to summarize the volume of financial instruments; however, they do not reflect the extent to which the positions offset one another and, consequently, do not reflect our actual exposure to market or credit risk.

Cash Flow Hedges - At June 30, 2016, our Consolidated Balance Sheet reflected a net loss of $252.6 million in accumulated other comprehensive loss. The portion of accumulated other comprehensive loss attributable to our commodity derivative financial instruments is an unrealized loss of $34.0 million, which will be realized within the next 18 months as the forecasted transactions affect earnings. If commodity prices remain at current levels, we will realize approximately $22.3 million in net losses over the next 12 months and approximately $11.7 million in net losses thereafter. The amount deferred in accumulated other comprehensive loss attributable to our settled interest-rate swaps is a loss of $133.9 million, which will be recognized over the life of the long-term, fixed-rate debt, including losses of $16.1 million that will be reclassified into earnings during the next 12 months as the hedged items affect earnings. The remaining amounts in accumulated other comprehensive loss are attributable primarily to forward-starting interest-rate swaps with future settlement dates, which will be amortized to interest expense over the life of long-term, fixed-rate debt upon issuance of the debt.

The following table sets forth the unrealized effect of cash flow hedges recognized in other comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
Derivatives in Cash Flow Hedging Relationships	June 30,		June 30,
	2016	2015	2016	2015
	(Thousands of dollars)
Commodity contracts	$(58,654)	$1,072	$(46,976)	$11,091
Interest-rate contracts	(28,564)	16,909	(60,175)	(5,667)
Total unrealized gain (loss) recognized in other comprehensive income (loss) on derivatives (effective portion)	$(87,218)	$17,981	$(107,151)	$5,424

The following table sets forth the effect of cash flow hedges in our Consolidated Statements of Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income (Effective Portion)	Three Months Ended		Six Months Ended
		June 30,		June 30,
		2016	2015	2016	2015
		(Thousands of dollars)
Commodity contracts	Commodity sales revenues	$14,049	$17,078	$28,548	$31,250
Interest-rate contracts	Interest expense	(3,925)	(3,720)	(7,744)	(6,559)
Total gain (loss) reclassified from accumulated other comprehensive loss into net income on derivatives (effective portion)		$10,124	$13,358	$20,804	$24,691

Ineffectiveness related to our cash flow hedges for the three and six months ended June 30, 2016 and 2015, was not material. In the event that it becomes probable that a forecasted transaction will not occur, we would discontinue cash flow hedge treatment, which would affect earnings. For the three and six months ended June 30, 2016 and 2015, there were no gains or losses due to the discontinuance of cash flow hedge treatment.

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

From time to time, we may enter into financial derivative instruments that contain provisions that require us to maintain an investment-grade credit rating from S&P and/or Moody’s. If our credit ratings on our senior unsecured long-term debt were to decline below investment grade, the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions. There were no financial derivative instruments with contingent features related to credit risk at June 30, 2016.

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

At June 30, 2016, the net credit exposure from our derivative assets is primarily with investment-grade companies in the financial services sector.

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

We had $14 million of letters of credit issued, no borrowings outstanding and approximately $1.8 billion capacity available at June 30, 2016, under our Partnership Credit Agreement.

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

Our Partnership Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our Partnership Credit

Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1. If we consummate one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter in which the acquisition was completed and the two following quarters. If we were to breach certain covenants in our Partnership Credit Agreement, amounts outstanding under our Partnership Credit Agreement, if any, may become due and payable immediately. At June 30, 2016, our ratio of indebtedness to adjusted EBITDA was 4.2 to 1, and we were in compliance with all covenants under our Partnership Credit Agreement.

Neither we nor ONEOK guarantees the debt or other similar commitments of unaffiliated parties. ONEOK does not guarantee the debt, commercial paper or other similar commitments of ONEOK Partners, and ONEOK Partners does not guarantee the debt or other similar commitments of ONEOK.

Commercial Paper Program - At June 30, 2016, we had $576 million of commercial paper outstanding under our $2.4 billion commercial paper program with weighted-average interest rates of 1.17 percent. Amounts outstanding under our commercial paper program reduce the borrowing capacity under our Partnership Credit Agreement.

E.	LONG-TERM DEBT

The following table sets forth our long-term debt for the periods indicated:

	June 30,	December 31,
	2016	2015
	(Thousands of dollars)
ONEOK Partners
$650,000 at 3.25% due 2016	$—	$650,000
$450,000 at 6.15% due 2016	450,000	450,000
$400,000 at 2.0% due 2017	400,000	400,000
$425,000 at 3.2% due 2018	425,000	425,000
$1,000,000 term loan, variable rate, due 2019	1,000,000	—
$500,000 at 8.625% due 2019	500,000	500,000
$300,000 at 3.8% due 2020	300,000	300,000
$900,000 at 3.375% due 2022	900,000	900,000
$425,000 at 5.0% due 2023	425,000	425,000
$500,000 at 4.9% due 2025	500,000	500,000
$600,000 at 6.65% due 2036	600,000	600,000
$600,000 at 6.85% due 2037	600,000	600,000
$650,000 at 6.125% due 2041	650,000	650,000
$400,000 at 6.2% due 2043	400,000	400,000
Guardian Pipeline
Average 7.85% due 2022	48,082	51,907
Total long-term debt	7,198,082	6,851,907
Unamortized debt issuance costs and discounts	(48,482)	(48,945)
Current maturities	(457,650)	(107,650)
Long-term debt, excluding current maturities	$6,691,950	$6,695,312

Debt Issuances and Maturities - In January 2016, we entered into the $1.0 billion senior unsecured delayed-draw Term Loan Agreement with a syndicate of banks. The Term Loan Agreement matures in January 2019 and bears interest at LIBOR plus a margin that is based on the credit ratings assigned to our senior, unsecured, long-term indebtedness. Based on our current applicable credit rating, borrowings on the Term Loan Agreement accrue at LIBOR plus 130 basis points. At June 30, 2016, the interest rate was 1.74 percent. The Term Loan Agreement contains an option, which may be exercised up to two times, to extend the term of the loan, in each case, for an additional one-year term, subject to approval of the banks. The Term Loan Agreement allows prepayment of all or any portion outstanding without penalty or premium and contains substantially the same covenants as our Partnership Credit Agreement. During the first quarter 2016, we drew the full $1.0 billion available under the agreement and used the proceeds to repay our $650 million, 3.25 percent senior notes, to repay amounts outstanding under our commercial paper program and for general partnership purposes. At June 30, 2016, our $450 million, 6.15 percent senior notes due October 1, 2016, are reflected in current maturities of long-term debt in our Consolidated Balance Sheet.

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

ONEOK - ONEOK and its affiliates owned all of the Class B units, 41.3 million common units and the entire 2 percent general partner interest in us, which together constituted a 41.2 percent ownership interest in us at June 30, 2016.

Equity Issuances - In August 2015, we completed a private placement of 21.5 million common units at a price of $30.17 per unit with ONEOK. Additionally, we completed a concurrent sale of approximately 3.3 million common units at a price of $30.17 per unit to funds managed by Kayne Anderson Capital Advisors in a registered direct offering, which were issued through our existing “at-the-market” equity program. The combined offerings generated net proceeds of approximately $749 million. In conjunction with these issuances, ONEOK Partners GP contributed approximately $15.3 million in order to maintain its 2 percent general partner interest in us. We used the proceeds for general partnership purposes, including capital expenditures and repayment of commercial paper borrowings.

We have an “at-the-market” equity program for the offer and sale from time to time of our common units, up to an aggregate amount of $650 million. The program allows us to offer and sell our common units at prices we deem appropriate through a sales agent. Sales of common units are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common units under the program. At June 30, 2016, we had approximately $138 million of registered common units available for issuance through our “at-the-market” equity program.

During the three and six months ended June 30, 2016, no common units were sold through our “at-the-market” equity program.

During the three months ended June 30, 2015, we sold 5.5 million common units through our “at-the-market” equity program. The net proceeds, including ONEOK Partners GP’s contribution to maintain its 2 percent general partner interest in us, were approximately $208.1 million, which were used for general partnership purposes, including repayment of commercial paper borrowings.

During the six months ended June 30, 2015, we sold 7.2 million common units through our “at-the-market” equity program. The net proceeds, including ONEOK Partners GP’s contribution to maintain its 2 percent general partner interest in us, were approximately $279.7 million, which were used for general partnership purposes, including repayment of commercial paper borrowings.

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

Cash Distributions - In July 2016, our general partner declared a cash distribution of $0.79 per unit ($3.16 per unit on an annualized basis) for the second quarter 2016, which will be paid on August 14, 2016, to unitholders of record at the close of business on August 8, 2016.

The following table sets forth our distributions paid during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Thousands, except per unit amounts)
Distribution per unit	$0.79	$0.79	$1.58	$1.58

General partner distributions	$6,660	$5,955	$13,320	$11,869
Incentive distributions	100,538	89,889	201,076	179,168
Distributions to general partner	107,198	95,844	214,396	191,037
Limited partner distributions to ONEOK	90,323	73,302	180,646	146,604
Limited partner distributions to other unitholders	135,479	128,583	270,959	255,794
Total distributions paid	$333,000	$297,729	$666,001	$593,435

Distributions are declared and paid within 45 days of the completion of each quarter. The following table sets forth our distributions declared for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Thousands, except per unit amounts)
Distribution per unit	$0.79	$0.79	$1.58	$1.58

General partner distributions	$6,660	$6,081	$13,320	$12,036
Incentive distributions	100,538	91,794	201,076	181,683
Distributions to general partner	107,198	97,875	214,396	193,719
Limited partner distributions to ONEOK	90,323	73,302	180,646	146,604
Limited partner distributions to other unitholders	135,479	132,862	270,959	261,445
Total distributions declared	$333,000	$304,039	$666,001	$601,768

G.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the balance in accumulated other comprehensive loss for the period indicated:

	Unrealized Gains (Losses) on Risk- Management Assets/Liabilities	Unrealized Gains (Losses) on Risk- Management Assets/Liabilities of Unconsolidated Affiliates	Accumulated Other Comprehensive Loss
	(Thousands of dollars)
January 1, 2016	$(111,357)	$(1,925)	$(113,282)
Other comprehensive income (loss) before reclassifications	(107,151)	(11,363)	(118,514)
Amounts reclassified from accumulated other comprehensive loss	(20,804)	—	(20,804)
Net current-period other comprehensive income (loss) attributable to ONEOK Partners	(127,955)	(11,363)	(139,318)
June 30, 2016	$(239,312)	$(13,288)	$(252,600)

The following table sets forth the effect of reclassifications from accumulated other comprehensive loss in our Consolidated Statements of Income for the periods indicated:

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended		Six Months Ended		Affected Line Item in the Consolidated Statements of Income
	June 30,		June 30,
	2016	2015	2016	2015
	(Thousands of dollars)
Unrealized gains (losses) on risk-management assets/liabilities
Commodity contracts	$14,049	$17,078	$28,548	$31,250	Commodity sales revenues
Interest-rate contracts	(3,925)	(3,720)	(7,744)	(6,559)	Interest expense
Total reclassifications for the period attributable to ONEOK Partners	$10,124	$13,358	$20,804	$24,691	Net income attributable to ONEOK Partners

H.	LIMITED PARTNERS’ NET INCOME PER UNIT

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

I.	UNCONSOLIDATED AFFILIATES

Equity in Net Earnings from Investments - The following table sets forth our equity in net earnings from investments for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Thousands of dollars)
Northern Border Pipeline	$15,723	$15,273	$34,397	$34,975
Overland Pass Pipeline Company	13,608	9,623	26,912	16,510
Other	3,041	5,144	3,977	9,476
Equity in net earnings from investments	$32,372	$30,040	$65,286	$60,961

Unconsolidated Affiliates Financial Information - The following table sets forth summarized combined financial information of our unconsolidated affiliates for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Thousands of dollars)
Income Statement
Operating revenues	$142,631	$125,738	$279,203	$255,319
Operating expenses	$66,674	$55,959	$125,373	$113,538
Net income	$69,420	$62,643	$141,457	$129,002

Distributions paid to us	$62,024	$41,354	$108,577	$80,783

We incurred expenses in transactions with unconsolidated affiliates of $34.7 million and $25.9 million for the three months ended June 30, 2016 and 2015, respectively, and $68.3 million and $45.8 million for the six months ended June 30, 2016 and 2015, respectively, primarily related to Overland Pass Pipeline Company and Northern Border Pipeline. Accounts payable to our equity-method investees at June 30, 2016, and December 31, 2015, were $12.2 million and $8.0 million, respectively.

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

Overland Pass Pipeline Company - The Overland Pass Pipeline Company limited liability company agreement provides that distributions to Overland Pass Pipeline Company’s members are to be made on a pro rata basis according to each member’s percentage interest. The Overland Pass Pipeline Company Management Committee determines the amount and timing of such distributions. Any changes to, or suspension of, the cash distributions from Overland Pass Pipeline Company requires the unanimous approval of the Overland Pass Pipeline Company Management Committee. Cash distributions are equal to 100 percent of available cash as defined in the limited liability company agreement.

Roadrunner Gas Transmission - In March 2015, we entered into a 50-50 joint venture with a subsidiary of Fermaca Infrastructure B.V. (Fermaca), a Mexico City-based natural gas infrastructure company, to construct a pipeline to transport natural gas from the Permian Basin in West Texas to the Mexican border near El Paso, Texas. During the six months ended June 30, 2016, we made contributions of approximately $20 million to Roadrunner, and we expect to contribute approximately $45 million to Roadrunner during the remainder of 2016.

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

ONEOK and its affiliates provide a variety of services to us under the Services Agreement, including cash management and financial services, employee benefits provided through ONEOK’s benefit plans, legal and administrative services, insurance and office space leased in ONEOK’s headquarters building and other field locations. Where costs are incurred specifically on behalf of one of our affiliates, the costs are billed directly to us by ONEOK. In other situations, the costs may be allocated to us through a variety of methods, depending upon the nature of the expense and activities. For the three months ended June 30, 2016 and 2015, $100.8 million and $86.7 million, respectively, of our operating expenses were incurred with ONEOK and its affiliates. For the six months ended June 30, 2016 and 2015, $189.9 million and $176.3 million, respectively, of our operating expenses were incurred with ONEOK and its affiliates.

ONEOK Partners GP made additional general partner contributions to us of approximately $5.7 million during the six months ended June 30, 2015. See Note F for additional information about cash distributions paid to ONEOK for its general partner and limited partner interests.

We have an operating agreement with Roadrunner that provides for reimbursement or payment to us for management services and certain operating costs. Charges to Roadrunner included in operating income in our Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015, were not material.

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

Accounting Policies - The accounting policies of the segments are described in Note A of the Notes to Consolidated Financial Statements in our Annual Report. Our chief operating decision maker reviews the financial performance of each of our three segments, as well as the financial performance of the Partnership as a whole, on a regular basis. Beginning in 2016, adjusted EBITDA by segment, a non-GAAP financial measure, is utilized in this evaluation. We believe this non-GAAP financial measure is useful to investors because it is used by many companies in our industry as a measurement of financial performance and is commonly employed by financial analysts and others to evaluate our financial performance and to compare our financial performance with the performance of other publicly traded partnerships within our industry. Adjusted EBITDA is defined as net income adjusted for interest expense, depreciation and amortization, noncash impairment charges, income taxes and AFUDC and other noncash items. Adjusted EBITDA should not be considered an alternative to net income, earnings per unit or any other measure of financial performance presented in accordance with GAAP. Additionally, this calculation may not be comparable with similarly titled measures of other companies. Prior period segment disclosures have been recast to reflect this change.

Customers - The primary customers of our Natural Gas Gathering and Processing segment are crude oil and natural gas producers, which include both large integrated and independent exploration and production companies. Our Natural Gas Liquids segment’s customers are primarily NGL and natural gas gathering and processing companies; large integrated and independent crude oil and natural gas production companies; propane distributors; ethanol producers; and petrochemical, refining and NGL marketing companies. Our Natural Gas Pipelines segment’s customers are primarily local natural gas distribution companies, electric-generation companies, large industrial companies, municipalities, irrigation customers and marketing companies.

For the three months ended June 30, 2016, we had no single customer from which we received 10 percent or more of our consolidated revenues. For the three months ended June 30, 2015, and the six months ended June 30, 2016, and June 30, 2015, we had one customer, BP p.l.c. or its affiliates, from which we received $224.6 million, $396.5 million and $409.5 million, respectively, in total revenues from all of our operating segments, or approximately 11 percent, 10 percent and 10 percent of our consolidated revenues, respectively.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended June 30, 2016	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$293,071	$1,754,122	$86,401	$—	$2,133,594
Intersegment revenues	183,688	117,871	1,668	(303,227)	—
Total revenues	476,759	1,871,993	88,069	(303,227)	2,133,594
Cost of sales and fuel (exclusive of items shown separately below)	299,991	1,525,234	5,112	(303,014)	1,527,323
Operating costs	69,304	83,769	29,189	(524)	181,738
Depreciation and amortization	46,413	40,696	11,398	—	98,507
(Gain) loss on sale of assets	(240)	(71)	725	—	414
Operating income	$61,291	$222,365	$41,645	$311	$325,612
Equity in net earnings from investments	$2,576	$13,904	$15,892	$—	$32,372
Capital expenditures	$84,674	$20,779	$29,278	$1,649	$136,380
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $297.5 million, of which $258.4 million related to sales within the segment, cost of sales and fuel of $112.7 million and operating income of $120.8 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $56.6 million, cost of sales and fuel of $5.7 million and operating income of $23.8 million.

Three Months Ended June 30, 2015	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$279,498	$1,769,580	$78,429	$—	$2,127,507
Intersegment revenues	180,564	79,295	1,683	(261,542)	—
Total revenues	460,062	1,848,875	80,112	(261,542)	2,127,507
Cost of sales and fuel (exclusive of items shown separately below)	322,927	1,535,492	6,005	(261,331)	1,603,093
Operating costs	63,550	77,410	25,240	412	166,612
Depreciation and amortization	35,952	39,433	10,814	—	86,199
(Gain) loss on sale of assets	(195)	73	—	—	(122)
Operating income	$37,828	$196,467	$38,053	$(623)	$271,725
Equity in net earnings from investments	$4,922	$9,693	$15,425	$—	$30,040
Capital expenditures	$205,434	$59,087	$15,613	$5,226	$285,360
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $227.5 million, of which $186.4 million related to sales within the segment, cost of sales and fuel of $98.9 million and operating income of $73.6 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $64.1 million, cost of sales and fuel of $7.0 million and operating income of $25.7 million.

Six Months Ended June 30, 2016	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$610,117	$3,125,547	$171,875	$—	$3,907,539
Intersegment revenues	298,653	233,836	2,167	(534,656)	—
Total revenues	908,770	3,359,383	174,042	(534,656)	3,907,539
Cost of sales and fuel (exclusive of items shown separately below)	566,291	2,682,184	9,044	(534,458)	2,723,061
Operating costs	138,910	156,951	56,702	(445)	352,118
Depreciation and amortization	88,264	81,402	22,577	—	192,243
(Gain) loss on sale of assets	(1,485)	(7)	(2,239)	—	(3,731)
Operating income	$116,790	$438,853	$87,958	$247	$643,848
Equity in net earnings from investments	$5,391	$27,251	$32,644	$—	$65,286
Investments in unconsolidated affiliates	$68,854	$471,415	$373,544	$—	$913,813
Total assets	$5,222,225	$8,289,089	$1,856,128	$(149,566)	$15,217,876
Noncontrolling interests in consolidated subsidiaries	$—	$159,049	$—	$—	$159,049
Capital expenditures	$226,171	$54,986	$47,226	$3,893	$332,276
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $579.3 million, of which $489.2 million related to sales within the segment, cost of sales and fuel of $219.5 million and operating income of $236.4 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $111.4 million, cost of sales and fuel of $11.3 million and operating income of $46.9 million.

Six Months Ended June 30, 2015	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$567,514	$3,204,393	$160,359	$—	$3,932,266
Intersegment revenues	348,171	140,574	3,302	(492,047)	—
Total revenues	915,685	3,344,967	163,661	(492,047)	3,932,266
Cost of sales and fuel (exclusive of items shown separately below)	653,858	2,764,357	20,431	(491,689)	2,946,957
Operating costs	132,760	159,656	52,482	(127)	344,771
Depreciation and amortization	71,749	78,727	21,570	—	172,046
(Gain) loss on sale of assets	(196)	81	(1)	—	(116)
Operating income	$57,514	$342,146	$69,179	$(231)	$468,608
Equity in net earnings from investments	$9,161	$16,673	$35,127	$—	$60,961
Investments in unconsolidated affiliates	$252,468	$485,381	$408,558	$—	$1,146,407
Total assets	$5,007,456	$8,139,590	$1,848,779	$828	$14,996,653
Noncontrolling interests in consolidated subsidiaries	$4,065	$162,494	$—	$—	$166,559
Capital expenditures	$460,735	$132,553	$25,205	$9,903	$628,396
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $437.3 million, of which $351.7 million related to sales within the segment, cost of sales and fuel of $184.6 million and operating income of $138.5 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $133.4 million, cost of sales and fuel of $15.4 million and operating income of $53.1 million.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2016	2015	2016	2015
	(Thousands of dollars)
Segment Adjusted EBITDA:
Natural Gas Gathering and Processing	$110,298	$78,062	$210,333	$138,580
Natural Gas Liquids	276,611	244,591	546,780	437,246
Natural Gas Pipelines	68,542	65,234	142,881	135,946
Other	357	(610)	400	(197)
Depreciation and amortization	(98,507)	(86,199)	(192,243)	(172,046)
Interest expense, net of capitalized interest	(93,263)	(86,492)	(185,818)	(167,201)
Income taxes	(2,370)	(2,476)	(4,398)	(5,236)
AFUDC and other	296	(500)	315	(8,450)
Net income	$261,964	$211,610	$518,250	$358,642

M.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Condensed Consolidating Statements of Income

	Three Months Ended June 30, 2016
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$1,633.3	$—	$1,633.3
Services	—	—	500.3	—	500.3
Total revenues	—	—	2,133.6	—	2,133.6
Cost of sales and fuel (exclusive of items shown separately below)	—	—	1,527.3	—	1,527.3
Operating expenses	—	—	280.3	—	280.3
(Gain) loss on sale of assets	—	—	0.4	—	0.4
Operating income	—	—	325.6	—	325.6
Equity in net earnings from investments	261.5	261.5	16.7	(507.3)	32.4
Other income (expense), net	94.9	94.9	(0.4)	(189.8)	(0.4)
Interest expense, net	(94.9)	(94.9)	(93.3)	189.8	(93.3)
Income before income taxes	261.5	261.5	248.6	(507.3)	264.3
Income taxes	—	—	(2.3)	—	(2.3)
Net income	261.5	261.5	246.3	(507.3)	262.0
Less: Net income attributable to noncontrolling interests	—	—	0.5	—	0.5
Net income attributable to ONEOK Partners, L.P.	$261.5	$261.5	$245.8	$(507.3)	$261.5

	Three Months Ended June 30, 2015
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$1,722.3	$—	$1,722.3
Services	—	—	405.3	—	405.3
Total revenues	—	—	2,127.6	—	2,127.6
Cost of sales and fuel (exclusive of items shown separately below)	—	—	1,603.1	—	1,603.1
Operating expenses	—	—	252.8	—	252.8
(Gain) loss on sale of assets	—	—	(0.1)	—	(0.1)
Operating income	—	—	271.8	—	271.8
Equity in net earnings from investments	209.8	209.8	14.6	(404.2)	30.0
Other income (expense), net	95.3	95.3	(1.2)	(190.6)	(1.2)
Interest expense, net	(95.3)	(95.3)	(86.5)	190.6	(86.5)
Income before income taxes	209.8	209.8	198.7	(404.2)	214.1
Income taxes	—	—	(2.5)	—	(2.5)
Net income	209.8	209.8	196.2	(404.2)	211.6
Less: Net income attributable to noncontrolling interests	—	—	1.8	—	1.8
Net income attributable to ONEOK Partners, L.P.	$209.8	$209.8	$194.4	$(404.2)	$209.8

	Six Months Ended June 30, 2016
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$2,916.8	$—	$2,916.8
Services	—	—	990.7	—	990.7
Total revenues	—	—	3,907.5	—	3,907.5
Cost of sales and fuel (exclusive of items shown separately below)	—	—	2,723.1	—	2,723.1
Operating expenses	—	—	544.3	—	544.3
(Gain) loss on sale of assets	—	—	(3.7)	—	(3.7)
Operating income	—	—	643.8	—	643.8
Equity in net earnings from investments	515.0	515.0	30.9	(995.6)	65.3
Other income (expense), net	189.3	189.3	(0.7)	(378.6)	(0.7)
Interest expense, net	(189.3)	(189.3)	(185.8)	378.6	(185.8)
Income before income taxes	515.0	515.0	488.2	(995.6)	522.6
Income taxes	—	—	(4.3)	—	(4.3)
Net income	515.0	515.0	483.9	(995.6)	518.3
Less: Net income attributable to noncontrolling interests	—	—	3.3	—	3.3
Net income attributable to ONEOK Partners, L.P.	$515.0	$515.0	$480.6	$(995.6)	$515.0

	Six Months Ended June 30, 2015
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$3,158.0	$—	$3,158.0
Services	—	—	774.3	—	774.3
Total revenues	—	—	3,932.3	—	3,932.3
Cost of sales and fuel (exclusive of items shown separately below)	—	—	2,947.0	—	2,947.0
Operating expenses	—	—	516.8	—	516.8
(Gain) loss on sale of assets	—	—	(0.1)	—	(0.1)
Operating income	—	—	468.6	—	468.6
Equity in net earnings from investments	355.4	355.4	25.8	(675.6)	61.0
Other income (expense), net	182.1	182.1	1.5	(364.2)	1.5
Interest expense, net	(182.1)	(182.1)	(167.2)	364.2	(167.2)
Income before income taxes	355.4	355.4	328.7	(675.6)	363.9
Income taxes	—	—	(5.3)	—	(5.3)
Net income	355.4	355.4	323.4	(675.6)	358.6
Less: Net income attributable to noncontrolling interests	—	—	3.2	—	3.2
Net income attributable to ONEOK Partners, L.P.	$355.4	$355.4	$320.2	$(675.6)	$355.4

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended June 30, 2016
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$261.5	$261.5	$246.3	$(507.3)	$262.0
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	(87.2)	(58.7)	(58.7)	117.4	(87.2)
Realized (gains) losses on derivatives recognized in net income	(10.1)	(14.0)	(14.0)	28.0	(10.1)
Other comprehensive income (loss) on investments in unconsolidated affiliates	(5.6)	(5.6)	(5.6)	11.2	(5.6)
Total other comprehensive income (loss)	(102.9)	(78.3)	(78.3)	156.6	(102.9)
Comprehensive income	158.6	183.2	168.0	(350.7)	159.1
Less: Comprehensive income attributable to noncontrolling interests	—	—	0.5	—	0.5
Comprehensive income attributable to ONEOK Partners, L.P.	$158.6	$183.2	$167.5	$(350.7)	$158.6

	Three Months Ended June 30, 2015
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$209.8	$209.8	$196.2	$(404.2)	$211.6
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	18.0	1.1	1.1	(2.2)	18.0
Realized (gains) losses on derivatives recognized in net income	(13.4)	(17.1)	(17.1)	34.2	(13.4)
Total other comprehensive income (loss)	4.6	(16.0)	(16.0)	32.0	4.6
Comprehensive income	214.4	193.8	180.2	(372.2)	216.2
Less: Comprehensive income attributable to noncontrolling interests	—	—	1.8	—	1.8
Comprehensive income attributable to ONEOK Partners, L.P.	$214.4	$193.8	$178.4	$(372.2)	$214.4

	Six Months Ended June 30, 2016
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$515.0	$515.0	$483.9	$(995.6)	$518.3
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	(107.1)	(47.0)	(47.0)	94.0	(107.1)
Realized (gains) losses on derivatives recognized in net income	(20.8)	(28.5)	(28.5)	57.0	(20.8)
Other comprehensive income (loss) on investments in unconsolidated affiliates	(11.4)	(11.4)	(11.4)	22.8	(11.4)
Total other comprehensive income (loss)	(139.3)	(86.9)	(86.9)	173.8	(139.3)
Comprehensive income	375.7	428.1	397.0	(821.8)	379.0
Less: Comprehensive income attributable to noncontrolling interests	—	—	3.3	—	3.3
Comprehensive income attributable to ONEOK Partners, L.P.	$375.7	$428.1	$393.7	$(821.8)	$375.7

	Six Months Ended June 30, 2015
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$355.4	$355.4	$323.4	$(675.6)	$358.6
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	5.4	11.1	11.1	(22.2)	5.4
Realized (gains) losses on derivatives recognized in net income	(24.7)	(31.3)	(31.3)	62.6	(24.7)
Total other comprehensive income (loss)	(19.3)	(20.2)	(20.2)	40.4	(19.3)
Comprehensive income	336.1	335.2	303.2	(635.2)	339.3
Less: Comprehensive income attributable to noncontrolling interests	—	—	3.2	—	3.2
Comprehensive income attributable to ONEOK Partners, L.P.	$336.1	$335.2	$300.0	$(635.2)	$336.1

Condensed Consolidating Balance Sheets

	June 30, 2016
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$—	$3.7	$—	$—	$3.7
Accounts receivable, net	—	—	671.6	—	671.6
Affiliate receivables	—	—	2.3	—	2.3
Natural gas and natural gas liquids in storage	—	—	245.9	—	245.9
Other current assets	1.0	—	171.6	—	172.6
Total current assets	1.0	3.7	1,091.4	—	1,096.1
Property, plant and equipment
Property, plant and equipment	—	—	14,588.1	—	14,588.1
Accumulated depreciation and amortization	—	—	2,215.9	—	2,215.9
Net property, plant and equipment	—	—	12,372.2	—	12,372.2
Investments and other assets
Intercompany notes receivable	10,528.2	7,560.7	—	(18,088.9)	—
Other assets	3,356.1	6,319.9	1,412.0	(9,338.4)	1,749.6
Total investments and other assets	13,884.3	13,880.6	1,412.0	(27,427.3)	1,749.6
Total assets	$13,885.3	$13,884.3	$14,875.6	$(27,427.3)	$15,217.9
Liabilities and equity
Current liabilities
Current maturities of long-term debt	$450.0	$—	$7.7	$—	$457.7
Short-term borrowings	576.3	—	—	—	576.3
Accounts payable	—	—	691.8	—	691.8
Affiliate payables	—	—	31.5	—	31.5
Other current liabilities	143.8	—	239.7	—	383.5
Total current liabilities	1,170.1	—	970.7	—	2,140.8

Intercompany debt	—	10,528.2	7,560.7	(18,088.9)	—

Long-term debt, excluding current maturities	6,651.6	—	40.4	—	6,692.0

Deferred credits and other liabilities	20.7	—	162.5	—	183.2

Commitments and contingencies

Equity
Equity excluding noncontrolling interests in consolidated subsidiaries	6,042.9	3,356.1	5,982.3	(9,338.4)	6,042.9
Noncontrolling interests in consolidated subsidiaries	—	—	159.0	—	159.0
Total equity	6,042.9	3,356.1	6,141.3	(9,338.4)	6,201.9
Total liabilities and equity	$13,885.3	$13,884.3	$14,875.6	$(27,427.3)	$15,217.9

	December 31, 2015
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$—	$5.1	$—	$—	$5.1
Accounts receivable, net	—	—	593.4	—	593.4
Affiliate receivables	—	—	8.0	—	8.0
Natural gas and natural gas liquids in storage	—	—	128.1	—	128.1
Other current assets	4.1	—	144.5	—	148.6
Total current assets	4.1	5.1	874.0	—	883.2
Property, plant and equipment
Property, plant and equipment	—	—	14,307.5	—	14,307.5
Accumulated depreciation and amortization	—	—	2,050.7	—	2,050.7
Net property, plant and equipment	—	—	12,256.8	—	12,256.8
Investments and other assets
Intercompany notes receivable	10,144.9	7,781.8	—	(17,926.7)	—
Other assets	3,594.0	5,952.0	1,425.2	(9,183.6)	1,787.6
Total investments and other assets	13,738.9	13,733.8	1,425.2	(27,110.3)	1,787.6
Total assets	$13,743.0	$13,738.9	$14,556.0	$(27,110.3)	$14,927.6
Liabilities and equity
Current liabilities
Current maturities of long-term debt	$100.0	$—	$7.7	$—	$107.7
Short-term borrowings	546.3	—	—	—	546.3
Accounts payable	—	—	605.4	—	605.4
Affiliate payables	—	—	27.1	—	27.1
Other current liabilities	112.5	—	181.4	—	293.9
Total current liabilities	758.8	—	821.6	—	1,580.4

Intercompany debt	—	10,144.9	7,781.8	(17,926.7)	—

Long-term debt, excluding current maturities	6,651.0	—	44.3	—	6,695.3

Deferred credits and other liabilities	—	—	154.6	—	154.6

Commitments and contingencies

Equity
Equity excluding noncontrolling interests in consolidated subsidiaries	6,333.2	3,594.0	5,589.6	(9,183.6)	6,333.2
Noncontrolling interests in consolidated subsidiaries	—	—	164.1	—	164.1
Total equity	6,333.2	3,594.0	5,753.7	(9,183.6)	6,497.3
Total liabilities and equity	$13,743.0	$13,738.9	$14,556.0	$(27,110.3)	$14,927.6

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2016
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Operating activities
Cash provided by operating activities	$668.6	$34.4	$556.1	$(666.0)	$593.1
Investing activities
Capital expenditures	—	—	(332.3)	—	(332.3)
Other investing activities	—	24.9	9.8	—	34.7
Cash provided by (used in) investing activities	—	24.9	(322.5)	—	(297.6)
Financing activities
Cash distributions:
General and limited partners	(666.0)	(666.0)	—	666.0	(666.0)
Noncontrolling interests	—	—	(4.3)	—	(4.3)
Intercompany borrowings (advances), net	(379.8)	605.3	(225.5)	—	—
Borrowing (repayment) of short-term borrowings, net	30.0	—	—	—	30.0
Issuance of long-term debt, net of discounts	1,000.0	—	—	—	1,000.0
Debt financing costs	(2.8)	—	—	—	(2.8)
Repayment of long-term debt	(650.0)	—	(3.8)	—	(653.8)
Cash provided by (used in) financing activities	(668.6)	(60.7)	(233.6)	666.0	(296.9)
Change in cash and cash equivalents	—	(1.4)	—	—	(1.4)
Cash and cash equivalents at beginning of period	—	5.1	—	—	5.1
Cash and cash equivalents at end of period	$—	$3.7	$—	$—	$3.7

	Six Months Ended June 30, 2015
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Operating activities
Cash provided by operating activities	$550.2	$35.0	$388.6	$(593.5)	$380.3
Investing activities
Capital expenditures	—	—	(628.4)	—	(628.4)
Other investing activities	—	12.4	(38.7)	—	(26.3)
Cash provided by (used in) investing activities	—	12.4	(667.1)	—	(654.7)
Financing activities
Cash distributions:
General and limited partners	(593.5)	(593.5)	—	593.5	(593.5)
Noncontrolling interests	—	—	(4.7)	—	(4.7)
Intercompany borrowings (advances), net	(843.7)	556.7	287.0	—	—
Borrowing (repayment) of short-term borrowings, net	(184.8)	—	—	—	(184.8)
Issuance of long-term debt, net of discounts	798.9	—	—	—	798.9
Debt financing costs	(7.9)	—	—	—	(7.9)
Repayment of long-term debt	—	—	(3.8)	—	(3.8)
Issuance of common units, net of issuance costs	275.1	—	—	—	275.1
Contribution from general partner	5.7	—	—	—	5.7
Cash provided by (used in) financing activities	(550.2)	(36.8)	278.5	593.5	285.0
Change in cash and cash equivalents	—	10.6	—	—	10.6
Cash and cash equivalents at beginning of period	—	42.5	—	—	42.5
Cash and cash equivalents at end of period	$—	$53.1	$—	$—	$53.1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have a predominantly fee-based business in each of our three reportable segments and expect our consolidated earnings to be approximately 85 percent fee-based in 2016. Despite the lower crude oil, natural gas and NGL price environment and reduced capital spending by producers, we continue to expect demand for midstream nondiscretionary services and infrastructure development to be primarily driven by producers who need to connect production with end-use markets where current infrastructure is insufficient or nonexistent. We expect additional demand for our services to support increased demand for NGL products from ethylene producers and NGL exporters and increased demand for natural gas from power plants previously fueled by coal and natural gas exports to Mexico.

We expect our Natural Gas Liquids segment’s earnings to be approximately 90 percent fee-based in 2016. We connected seven third-party natural gas processing plants and our Lonesome Creek processing plant to our natural gas liquids system in 2015, three third-party natural gas processing plants in the first half of 2016 and expect to connect two additional third-party natural gas processing plants and our Bear Creek processing plant during the remainder of 2016, favorably impacting our Natural Gas Liquids segment’s fee-based volume growth. In this segment, we are well-positioned to capture future increases in ethane transportation and fractionation volumes due to increased demand in the petrochemical industry from the completion of the ethylene production projects and NGL export activity without significant additional infrastructure needs or capital spending on our system.

Ethane rejection levels by natural gas processors delivering to our natural gas liquids gathering system decreased to approximately 150 MBbl/d during the second quarter 2016, compared with an average of more than 175 MBbl/d during the second half of 2015 and first quarter 2016, primarily in the Mid-Continent region. While the volume of ethane recovered increased during the second quarter 2016, a portion of the fees associated with those volumes gathered and fractionated was previously being earned under contracts with minimum volume obligations. We expect ethane rejection levels to continue to fluctuate for the remainder of 2016 as the market begins to balance ethane supply and demand and with changes in the price differentials between ethane and natural gas. We expect ethane rejection levels to decrease as ethylene producers and NGL exporters increase their capacity to consume and export additional ethane feedstock volumes. Ethane demand is expected to ramp up as new world-scale ethylene production projects, petrochemical plant modifications, plant expansions and export facilities near completion and begin coming on line in early 2017. We expect future ethane recoveries to have a favorable impact on our financial results.

In 2015, our Natural Gas Gathering and Processing segment restructured many POP with fee contracts associated with a significant amount of our gathered volumes to increase the fee-based component in the contracts. These restructured contracts and increased natural gas gathered and processed volumes favorably impacted results in the first half of 2016, and we expect to continue to receive the benefit of the improved earnings from these contracts and volumes throughout 2016. In the first half of 2016, our Natural Gas Gathering and Processing segment’s fee revenues averaged $0.72 per MMBtu, compared with an average of $0.37 per MMBtu in the first half of 2015. As a result of these restructured contracts, we expect our Natural Gas Gathering and Processing segment’s earnings to be more than 75 percent fee-based in 2016. To mitigate the impact of our remaining commodity price exposure, we have hedged a significant portion of our Natural Gas Gathering and Processing segment’s commodity price risk for 2016 and 2017.

Although drilling activity continued to slow in the first half of 2016, many of our customers continue to drill and complete new wells in the most productive areas of the Williston Basin. A significant portion of our Williston Basin gathering and processing assets are located in these areas, which typically produce at higher initial production rates compared with other areas and have higher natural gas to oil ratios and have slower natural gas decline rates than crude oil. Our natural gas volumes gathered and processed and NGL volumes gathered and fractionated increased in the first half of 2016, compared with the first half of 2015, due primarily to the completion of six compressor stations during 2015 and the addition of the 200 MMcf/d Lonesome Creek plant in the fourth quarter 2015, which allowed us to capture a significant portion of natural gas volumes previously being flared by producers in the Williston Basin. Additionally, we expect to benefit from production from new wells completed in the second half of 2016 and new wells on our dedicated acreage in the Williston Basin that have been drilled previously but have not yet been completed.

We expect our Natural Gas Pipelines segment’s earnings to be approximately 96 percent fee-based in 2016. This segment continues to develop new projects to grow our fee-based earnings, such as our Roadrunner joint venture, which is a pipeline fully subscribed with 25-year firm, fee-based agreements. We expect additional demand for our services to deliver natural gas to power plants previously fueled by coal and to support increased demand for natural gas exports to Mexico. Additionally, our Natural Gas Pipelines segment’s contracts are primarily with large creditworthy companies and include fixed fee or firm demand charge agreements that provide a minimum level of revenues regardless of commodity prices or volumetric throughput.

While commodity prices increased relative to the first quarter 2016, commodity prices in the first half of 2016 were relatively unchanged from year-end 2015 and lower compared with the first half of 2015. WTI crude oil prices averaged approximately $40.00 per barrel in the first half of 2016, compared with prices averaging approximately $50.00 per barrel in the first half of 2015. NYMEX natural gas prices averaged approximately $2.10 per MMBtu in the first half of 2016, compared with prices averaging approximately $2.80 per MMBtu in the first half of 2015. OPIS Conway propane prices averaged $0.40 per gallon in the first half of 2016, compared with prices averaging $0.45 per gallon in the first half of 2015.

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

Growth Projects - Crude oil and natural gas producers continue to drill for crude oil and NGL-rich natural gas in many regions where we have operations, including in the Bakken Shale and Three Forks formations in the Williston Basin; in the Cana-Woodford Shale, Woodford Shale, Springer Shale, STACK and SCOOP areas in the Mid-Continent region; and in the Permian Basin. Our current projects are expected to expand our natural gas gathering and processing and natural gas liquids gathering infrastructure in the Williston Basin to capture natural gas from new wells and additional natural gas currently being flared by producers, and to supply ethane produced by our Stateline de-ethanizers to customers exporting to Canada. In our Natural Gas Pipelines segment, through our Roadrunner joint venture, the Roadrunner pipeline transports natural gas from the Permian Basin in West Texas to the Mexican border near El Paso, Texas, and is fully subscribed with 25-year firm, fee-based agreements. Phase I of the Roadrunner pipeline was completed in March 2016. The Roadrunner pipeline connects with our existing natural gas pipeline and storage infrastructure in Texas and, together with our WesTex intrastate natural gas transmission pipeline expansion project, creates a platform for future opportunities to deliver natural gas supply to Mexico. Phase II of the Roadrunner pipeline, which is currently under construction and expected to be complete in the fourth quarter 2016, will provide additional delivery capacity to these markets in Mexico. The execution of these capital investments aligns with our strategy to generate consistent growth and sustainable earnings through long-term fee-based projects. Our contractual commitments from crude oil and natural gas producers, natural gas processors and electric generators are expected to provide incremental cash flows and long-term fee-based earnings.

In 2016, we expect lower capital spending, compared with 2015, due to the completion of projects and spending reductions to align with customer needs. If the current commodity price environment persists for a prolonged period, it may further impact the timing or demand for additional infrastructure projects or growth opportunities in the future.

See additional discussion of our other growth projects in the “Financial Results and Operating Information” section in our Natural Gas Gathering and Processing, Natural Gas Liquids and Natural Gas Pipelines segments.

Cash Distributions - In July 2016, our general partner declared a cash distribution of $0.79 per unit ($3.16 per unit on an annualized basis) for the second quarter 2016, which will be paid on August 14, 2016, to unitholders of record as of the close of business on August 8, 2016.

Debt Issuance - In January 2016, we entered into the $1.0 billion senior unsecured Term Loan Agreement with a syndicate of banks that matures in January 2019 and drew the full $1.0 billion available in the first quarter 2016. See Note E of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2016 vs. 2015		2016 vs. 2015
Financial Results	2016	2015	2016	2015	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Revenues
Commodity sales	$1,633.3	$1,722.3	$2,916.8	$3,158.0	$(89.0)	(5%)	$(241.2)	(8%)
Services	500.3	405.2	990.7	774.3	95.1	23%	216.4	28%
Total revenues	2,133.6	2,127.5	3,907.5	3,932.3	6.1	—%	(24.8)	(1%)
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	1,527.3	1,603.1	2,723.1	2,947.0	(75.8)	(5%)	(223.9)	(8%)
Operating costs	181.8	166.6	352.1	344.8	15.2	9%	7.3	2%
Depreciation and amortization	98.5	86.2	192.2	172.0	12.3	14%	20.2	12%
(Gain) loss on sale of assets	0.4	(0.1)	(3.7)	(0.1)	(0.5)	*	3.6	*
Operating income	$325.6	$271.7	$643.8	$468.6	$53.9	20%	$175.2	37%
Equity in net earnings from investments	$32.4	$30.0	$65.3	$61.0	$2.4	8%	$4.3	7%
Interest expense, net of capitalized interest	$(93.3)	$(86.5)	$(185.8)	$(167.2)	$6.8	8%	$18.6	11%
Adjusted EBITDA	$455.8	$387.3	$900.4	$711.6	$68.5	18%	$188.8	27%
Capital expenditures	$136.4	$285.4	$332.3	$628.4	$(149.0)	(52%)	$(296.1)	(47%)
* Percentage change is greater than 100 percent.
See Reconciliation of Adjusted EBITDA to Net Income in the “Adjusted EBITDA” section.

Due to the nature of our contracts, changes in commodity prices and volumes affect both commodity sales and cost of sales and fuel in our Consolidated Statements of Income and therefore the impact is largely offset between the two line items.

Operating income increased for the three and six months ended June 30, 2016, compared with the same periods in 2015, due primarily to higher natural gas gathered and NGL volumes from our completed capital projects in our Natural Gas Gathering and Processing and Natural Gas Liquids segments and new plant connections and decreased ethane rejection in our Natural Gas Liquids segment, and higher fees resulting from contract restructuring in our Natural Gas Gathering and Processing segment. These increases were offset partially by lower net realized NGL and natural gas prices in our Natural Gas Gathering and Processing segment, higher depreciation expense due to projects completed in 2015, and higher employee-related costs associated with incentive and medical benefit plans.

Equity in net earnings from investments increased for the three and six months ended June 30, 2016, compared with the same periods in 2015, due primarily to higher volumes delivered to Overland Pass Pipeline from our Bakken NGL Pipeline.

Interest expense increased for the three months ended June 30, 2016, compared with the same period in 2015, primarily as a result of higher interest costs incurred associated with our borrowing under the Term Loan Agreement during the first quarter 2016, higher short-term borrowing rates and lower capitalized interest due to lower spending on capital-growth projects. Interest expense increased for the six months ended June 30, 2016, compared with the same period in 2015, primarily as a result of the items discussed above and higher interest costs incurred associated with our issuance of $800 million of senior notes in March 2015.

Adjusted EBITDA increased for the three and six months ended June 30, 2016, compared with the same periods in 2015, due primarily to higher natural gas gathered and NGL volumes from our completed capital-growth projects in our Natural Gas Gathering and Processing and Natural Gas Liquids segments and new plant connections and decreased ethane rejection in our Natural Gas Liquids segment, and higher fees resulting from contract restructuring in our Natural Gas Gathering and Processing segment. These increases were offset partially by lower net realized NGL and natural gas prices in our Natural Gas Gathering and Processing segment.

Capital expenditures decreased for the three and six months ended June 30, 2016, compared with the same periods in 2015, due to projects placed in service in 2015, spending reductions to align with customer needs and lower well connect activities in our Natural Gas Gathering and Processing segment due to a reduction in drilling and completion activity.

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

We gather and process natural gas in the Williston Basin, which is located in portions of North Dakota and Montana, including the oil-producing, NGL-rich Bakken Shale and Three Forks formation, and is our most active region with continued volume growth and additional gathering and processing infrastructure needs. Our Mid-Continent region is located in Western Oklahoma, which includes the NGL-rich Cana-Woodford Shale, STACK, SCOOP, Woodford Shale, Springer Shale and the Mississippian Lime formation; and Southwest Kansas, which includes the Hugoton Basin, Central Kansas Uplift Basin and the Mississippian Lime formation. The Powder River Basin is primarily located in Wyoming, which includes the NGL-rich Frontier, Turner, Sussex and Niobrara Shales where our Sage Creek system provides gathering and processing services to customers in the southeast portion of Wyoming.

Revenues for this segment are derived primarily from POP contracts with fee-based components and fee-only contracts. Under a POP contract with fee-based components, we charge fees for gathering, treating, compressing and processing the producer’s natural gas, and retain a percentage of the proceeds from the sale of residue natural gas, condensate and/or NGLs. Over time as these contracts are renewed or restructured, we have generally increased the fee components and reduced the percent of proceeds retained from the sale of the commodities. As a result, our mix of commodity and fee-based earnings continues to change as volumes naturally decline on older contracts where we retain a higher percent of proceeds and volumes increase on contracts with higher fee components. Additionally, under certain POP with fee contracts our fee revenues may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds. With a fee-only contract, we are paid a fee for the services we provide, based on volumes gathered, processed, treated and/or compressed.

We have restructured many of our contracts to significantly increase our fees, and as a result of these restructured contracts, we expect our Natural Gas Gathering and Processing segment’s earnings to be more than 75 percent fee-based in 2016. These restructured contracts and increased natural gas gathered and processed volumes favorably impacted our results for the three and six months ended June 30, 2016, and we expect to continue to receive the benefit of improved earnings from these contracts. Our NGLs, natural gas and crude oil commodity price sensitivity in this segment has continued to decrease in 2016 as a result of these restructured contracts. Additionally, we use commodity derivative instruments and physical-forward contracts to reduce our near-term sensitivity to fluctuations in the natural gas, crude oil and NGL commodity prices under POP with fee contracts. We will continue to seek opportunities to increase our fee-based earnings and reduce our commodity price exposure.

We expect our natural gas gathered and processed volumes in the Williston Basin to grow in 2016, compared with 2015, despite expected reductions in producer drilling activity, due to the following:

•
the opportunity to capture additional natural gas currently being flared by producers through natural gas compression and processing capacity placed in service in late 2015 and projects that are expected to be completed in 2016;

•	the connection of wells that have been drilled but not yet completed;

•
producers focusing their drilling in the most productive areas in which we have significant gathering and processing assets, which typically produce at higher initial production rates compared with other areas and have higher natural gas to oil ratios and have slower natural gas decline rates than crude oil;

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

In 2015, we completed the following projects:

Completed Projects	Location	Capacity	Approximate Costs (a)	Completion Date
			(In millions)
Rocky Mountain Region
Lonesome Creek processing plant and infrastructure	Williston Basin	200 MMcf/d	$600	November 2015
Sage Creek infrastructure	Powder River Basin	Various	$35	December 2015
Natural gas compression	Williston Basin	100 MMcf/d	$75	December 2015
(a) - Excludes AFUDC.

We have the following natural gas processing plants and related infrastructure in various stages of construction:

Projects in Progress	Location	Capacity	Approximate Costs (a)	Expected Completion Date
(In millions)
Rocky Mountain Region
Stateline de-ethanizers	Williston Basin	26 MBbl/d	$80-$85	Third quarter 2016
Bear Creek processing plant and infrastructure	Williston Basin	80 MMcf/d	$230-$270	Third quarter 2016
Bronco processing plant and infrastructure	Powder River Basin	50 MMcf/d	$130-$200	Suspended
Demicks Lake processing plant and infrastructure	Williston Basin	200 MMcf/d	$475-$670	Suspended
Mid-Continent Region
Knox processing plant and infrastructure	SCOOP	200 MMcf/d	$240-$470	Suspended
Total			$1,155-$1,695
(a) - Excludes AFUDC.

As a result of reductions in crude oil and natural gas drilling by producers due to the decline in crude oil, natural gas and NGL prices and our expectation of slower supply growth or declines, in 2015 we suspended capital expenditures for certain natural gas processing plants and field infrastructure. We could resume our suspended capital-growth projects when market conditions improve and our customers’ needs change. If the current commodity price environment persists for a prolonged period, it may further impact the timing or demand for these projects and additional infrastructure projects or growth opportunities in the future.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Selected Financial Results - Our Natural Gas Gathering and Processing segment’s financial results for the three and six months ended June 30, 2016, reflect the benefits from the completed projects in the table above. The lower commodity price environment continues to impact our 2016 financial results but the impact has been mitigated partially by restructured contracts, which became effective primarily in the fourth quarter 2015 and first quarter 2016. Additionally, with current market conditions, crude oil and natural gas producers are focusing their drilling activities in the most productive areas that are most economical to develop and have higher production volumes, which offsets partially the reduction in drilling activity.

The following table sets forth certain selected financial results for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2016 vs. 2015		2016 vs. 2015
Financial Results	2016	2015	2016	2015	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL sales	$152.4	$156.2	$247.0	$304.4	$(3.8)	(2%)	$(57.4)	(19%)
Condensate sales	14.9	15.6	27.6	27.6	(0.7)	(4%)	—	—%
Residue natural gas sales	136.6	203.0	294.3	424.4	(66.4)	(33%)	(130.1)	(31%)
Gathering, compression, dehydration and processing fees and other revenue	172.9	85.3	339.9	159.3	87.6	*	180.6	*
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	(300.0)	(323.0)	(566.3)	(653.9)	(23.0)	(7%)	(87.6)	(13%)
Operating costs	(69.3)	(63.5)	(138.9)	(132.8)	5.8	9%	6.1	5%
Equity in net earnings from investments	2.6	4.9	5.4	9.2	(2.3)	(47%)	(3.8)	(41%)
Other	0.2	(0.4)	1.3	0.4	0.6	*	0.9	*
Adjusted EBITDA	$110.3	$78.1	$210.3	$138.6	$32.2	41%	$71.7	52%
Capital expenditures	$84.7	$205.4	$226.2	$460.7	$(120.7)	(59%)	$(234.5)	(51%)
* Percentage change is greater than 100 percent.
See Reconciliation of Adjusted EBITDA to Net Income in the “Adjusted EBITDA” section.

Adjusted EBITDA increased $32.2 million for the three months ended June 30, 2016, compared with the same period in 2015, primarily as a result of the following:

•
an increase of $36.6 million due primarily to restructured contracts resulting in higher average fee rates and a lower percentage of proceeds retained from the sale of commodities under our POP with fee contracts; and

•	an increase of $33.5 million due primarily to natural gas volume growth in the Williston Basin, offset partially by volume declines in the Mid-Continent region; offset partially by

•	a decrease of $28.6 million due primarily to lower net realized NGL and natural gas prices;

•	an increase of $5.8 million in operating costs due primarily to higher employee-related costs associated with incentive and medical benefit plans and our completed capital projects; and

•	a decrease of $1.8 million due primarily to decreased ethane rejection to maintain downstream NGL product specifications.

Adjusted EBITDA increased $71.7 million for the six months ended June 30, 2016, compared with the same period in 2015, primarily as a result of the following:

•
an increase of $78.5 million due primarily to restructured contracts resulting in higher average fee rates and a lower percentage of proceeds retained from the sale of commodities under our POP with fee contracts; and

•	an increase of $64.7 million due primarily to natural gas volume growth in the Williston Basin, offset partially by volume declines in the Mid-Continent region; offset partially by

•	a decrease of $58.5 million due primarily to lower net realized NGL and natural gas prices;

•	an increase of $6.1 million in operating costs due primarily to higher employee-related costs associated with incentive and medical benefit plans and our completed capital projects; and

•	a decrease of $4.0 million due primarily to decreased ethane rejection to maintain downstream NGL product specifications.

Capital expenditures decreased for the three and six months ended June 30, 2016, compared with the same periods in 2015, due to projects placed in service in 2015, spending reductions to align with customer needs and lower well connect activities due to a reduction in drilling and completion activity.

See “Capital Expenditures” in “Liquidity and Capital Resources” for additional detail of our projected capital expenditures.

Selected Operating Information - The following tables set forth selected operating information for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information (a)	2016	2015	2016	2015
Natural gas gathered (BBtu/d)	2,039	1,926	2,083	1,867
Natural gas processed (BBtu/d) (b)	1,882	1,677	1,915	1,651
NGL sales (MBbl/d)	158	127	157	117
Residue natural gas sales (BBtu/d)	854	864	897	823
Realized composite NGL net sales price ($/gallon) (c) (d)	$0.24	$0.38	$0.22	$0.38
Realized condensate net sales price ($/Bbl) (c) (e)	$37.20	$35.46	$35.23	$32.89
Realized residue natural gas net sales price ($/MMBtu) (c) (e)	$2.86	$3.38	$2.73	$3.65
Average fee rate ($/MMBtu)	$0.76	$0.39	$0.72	$0.37
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.
(c) - Includes the impact of hedging activities on our equity volumes.
(d) - Net of transportation and fractionation costs.
(e) - Net of transportation costs.

Natural gas gathered, natural gas processed and NGL sales increased during the three months ended June 30, 2016, compared with the same period in 2015, due to the completion of growth projects in the Williston Basin, offset partially by planned facility maintenance and weather events in the Williston Basin and natural gas volume declines in the Mid-Continent region.

Natural gas gathered, natural gas processed, NGL sales and residue natural gas sales increased during the six months ended June 30, 2016, compared with the same period in 2015, due to the completion of growth projects in the Williston Basin, offset partially by planned facility maintenance and weather events in the Williston Basin and natural gas volume declines in the Mid-Continent region.

The quantity and composition of NGLs and natural gas have varied as new plants were placed in service and to ensure natural gas and natural gas liquids pipeline specifications were met. Beginning in June 2015, we reduced the level of ethane rejection in the Rocky Mountain region to address downstream NGL product specifications.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Equity Volume Information (a)	2016	2015	2016	2015

NGL sales - including ethane (MBbl/d)	16.0	21.1	16.2	19.0
Condensate sales (MBbl/d)	2.6	3.1	2.6	3.1
Residue natural gas sales (BBtu/d)	77.7	155.5	80.7	144.3
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

Earnings for our Natural Gas Liquids segment are derived primarily from nondiscretionary fee-based services that we provide to our customers and from the physical optimization of our assets. We also purchase NGLs and condensate from third parties, as well as from our Natural Gas Gathering and Processing segment. Our fee-based services have increased due primarily to new supply connections, expansion of existing connections and the completion of capital projects. Our business activities are categorized as exchange and storage services, transportation services, and optimization and marketing, which are defined as follows:

•
Our exchange and storage services utilize our assets to gather, fractionate and/or treat, and transport unfractionated NGLs, thereby converting them into marketable NGL products that are stored and shipped to a market center or customer-designated location. Many of these exchange volumes are under contracts with minimum volume commitments that provide a minimum level of revenues regardless of volumetric throughput. Although our exchange services activities are primarily fee-based, we capture certain product price differentials as volumes are fractionated. Our storage activities consist primarily of fee-based NGL storage services at our Mid-Continent and Gulf Coast storage facilities.

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

Supply growth has resulted in available ethane supplies that are greater than the petrochemical industry’s current demand. As a result, low or unprofitable price differentials between ethane and natural gas have resulted in ethane rejection at most of our and our customers’ natural gas processing plants connected to our natural gas liquids gathering system in the Mid-Continent and Rocky Mountain regions during 2015 and into 2016, which reduced natural gas liquids volumes gathered, fractionated, transported and sold across our assets. Through ethane rejection, natural gas processors leave much of the ethane component in the natural gas stream sold at the tailgate of natural gas processing plants. Ethane rejection levels by natural gas processors delivering to our natural gas liquids gathering system decreased to approximately 150 MBbl/d during the second quarter 2016, compared with an average of more than 175 MBbl/d during the second half of 2015 and first quarter 2016, primarily in the Mid-Continent region. While the volume of ethane recovered increased during the second quarter 2016, a portion of the fees associated with those volumes gathered and fractionated was previously being earned under contracts with minimum volume obligations. We expect ethane rejection levels to continue to fluctuate for the remainder of 2016 as the market begins to balance ethane supply and demand and with changes in the price differentials between ethane and natural gas. We expect ethane rejection levels to decrease as ethylene producers and NGL exporters increase their capacity to consume and export additional ethane feedstock volumes. Ethane demand is expected to ramp up as new world-scale ethylene production projects, petrochemical plant modifications, plant expansions and export facilities near completion and begin coming on line in early 2017.

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

Selected Financial Results - The following table sets forth certain selected financial results for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2016 vs. 2015		2016 vs. 2015
Financial Results	2016	2015	2016	2015	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$1,497.3	$1,509.0	$2,614.4	$2,712.1	$(11.7)	(1%)	$(97.7)	(4%)
Exchange service and storage revenues	337.2	299.0	657.6	548.6	38.2	13%	109.0	20%
Transportation revenues	37.5	40.9	87.4	84.3	(3.4)	(8%)	3.1	4%
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	(1,525.2)	(1,535.5)	(2,682.2)	(2,764.4)	(10.3)	(1%)	(82.2)	(3%)
Operating costs	(83.8)	(77.4)	(157.0)	(159.7)	6.4	8%	(2.7)	(2%)
Equity in net earnings from investments	13.9	9.7	27.3	16.7	4.2	43%	10.6	63%
Other	(0.3)	(1.1)	(0.7)	(0.4)	0.8	73%	(0.3)	(75%)
Adjusted EBITDA	$276.6	$244.6	$546.8	$437.2	$32.0	13%	$109.6	25%
Capital expenditures	$20.8	$59.1	$55.0	$132.6	$(38.3)	(65%)	$(77.6)	(59%)
See Reconciliation of Adjusted EBITDA to Net Income in the “Adjusted EBITDA” section.

Adjusted EBITDA increased $32.0 million for the three months ended June 30, 2016, compared with the same period in 2015, primarily as a result of the following:

•	an increase of $27.7 million in exchange services, which includes:

◦
a $22.4 million increase due to increased volumes from recently connected natural gas processing plants in the Williston Basin and Mid-Continent region, offset partially by lower short-term contracted volumes in the Gulf Coast region; and

◦	a $21.7 million increase from decreased ethane rejection in the Williston Basin and Mid-Continent region, which increased NGL volumes gathered and fractionated; offset partially by

◦	a $15.4 million decrease in revenues from minimum volume obligations as earnings were realized through the increased volumes and decreased ethane rejection described above;

•
an increase of $8.1 million in optimization and marketing activities, which resulted from a $5.4 million increase due primarily to wider marketing product price differentials and a $2.7 million increase due primarily to higher optimization volumes;

•	an increase of $4.2 million in equity in net earnings from investments due primarily to higher volumes delivered to Overland Pass Pipeline from our Bakken NGL Pipeline;

•	an increase of $2.6 million related to higher isomerization volumes, resulting from wider NGL product price differentials between normal butane and iso-butane; offset partially by

•	an increase of $6.4 million in operating costs due primarily to higher employee-related costs associated with incentive and medical benefit plans; and

•	a decrease of $5.6 million due to the impact of operational measurement losses in 2016 and operational measurement gains in 2015.

Adjusted EBITDA increased $109.6 million for the six months ended June 30, 2016, compared with the same period in 2015, primarily as a result of the following:

•	an increase of $88.7 million in exchange services, which includes:

◦
a $64.0 million increase due to increased volumes from recently connected natural gas processing plants in the Williston Basin and Mid-Continent region, offset partially by lower short-term contracted volumes in the Gulf Coast region;

◦	a $38.7 million increase from decreased ethane rejection in the Williston Basin and Mid-Continent region, which increased NGL volumes gathered and fractionated; and

◦	a $5.7 million increase due to higher fee rates; offset partially by

◦	a $18.7 million decrease in revenues from minimum volume obligations as earnings were realized through the increased volumes and decreased ethane rejection described above;

•	an increase of $10.6 million in equity in net earnings from investments due primarily to higher volumes delivered to Overland Pass Pipeline from our Bakken NGL Pipeline;

•
an increase of $4.2 million in optimization and marketing activities, which resulted from a $7.1 million increase due primarily to higher optimization volumes, offset partially by a $2.9 million decrease due primarily to narrower marketing product price differentials;

•	an increase of $3.0 million in higher storage activities; and

•
a decrease of $2.7 million in operating costs due to lower operating costs resulting from ongoing cost reduction efforts and lower rates charged by service providers, offset partially by higher employee-related costs associated with incentive and medical benefit plans.

Capital expenditures decreased for the three and six months ended June 30, 2016, compared with the same periods in 2015, due primarily to spending reductions to align with customer needs.

Selected Operating Information - The following table sets forth selected operating information for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information	2016	2015	2016	2015
NGL sales (MBbl/d)	767	723	742	643
NGLs transported-gathering lines (MBbl/d) (a)	809	784	780	746
NGLs fractionated (MBbl/d) (b)	608	554	579	515
NGLs transported-distribution lines (MBbl/d) (a)	515	420	495	404
Average Conway-to-Mont Belvieu OPIS price differential - ethane in ethane/propane mix ($/gallon)	$0.04	$0.02	$0.03	$0.01
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.

NGLs transported on gathering lines increased for the three and six months ended June 30, 2016, compared with the same periods in 2015, due to increased volumes from new plant connections and decreased ethane rejection in the Mid-Continent region and the Williston Basin, offset partially by decreased volumes on the West Texas LPG system.

NGLs fractionated increased for the three and six months ended June 30, 2016, compared with the same periods in 2015, due to increased volumes from new plant connections and decreased ethane rejection in the Mid-Continent region and the Williston Basin.

While the volume of ethane recovered increased for the three and six months ended June 30, 2016, a portion of the fees associated with those volumes gathered and fractionated was previously being earned under contracts with minimum volume obligations.

NGLs transported on distribution lines increased for the three and six months ended June 30, 2016, compared with the same periods in 2015, due primarily to higher gathered and fractionated volumes as discussed above and due to increased volumes transported for our optimization activities.

Natural Gas Pipelines

Overview - Our Natural Gas Pipelines segment provides transportation and storage services to end users through its wholly owned assets, its 50 percent ownership in Northern Border Pipeline and its 50 percent ownership in Roadrunner. Phase I of the Roadrunner pipeline was completed in March 2016, and Phase II is currently under construction and is expected to be complete in the fourth quarter 2016.

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

Intrastate Pipelines - Our intrastate natural gas pipeline assets in Oklahoma transport natural gas through the state and have access to the major natural gas producing formations, including the Cana-Woodford Shale, Woodford Shale, Springer Shale, Granite Wash, STACK, SCOOP and Mississippian Lime. Our intrastate natural gas pipeline assets in Oklahoma serve end-use markets, such as local distribution companies and power generation companies. In Texas, our intrastate natural gas pipelines are connected to the major natural gas producing formations in the Texas Panhandle, including the Granite Wash formation and the Delaware and Cline producing formations in the Permian Basin. These pipelines are capable of transporting natural gas throughout the western portion of Texas, including the Waha Hub where other pipelines may be accessed for transportation to western markets, exports to Mexico, the Houston Ship Channel market to the east and the Mid-Continent market to the north. Our intrastate natural gas pipeline assets also have access to the natural gas producing formations in south central Kansas.

Through our Roadrunner joint venture, Roadrunner transports natural gas from the Permian Basin in West Texas to the Mexican border near El Paso, Texas, and is fully subscribed with 25-year firm, fee-based agreements. The Roadrunner pipeline connects with our existing natural gas pipeline and storage infrastructure in Texas and, together with our WesTex intrastate natural gas pipeline expansion project, creates a platform for future opportunities to deliver natural gas supply to Mexico. Phase II of the Roadrunner pipeline, which is currently under construction and is expected to be complete in the fourth quarter 2016, will provide additional delivery capacity to these markets in Mexico.

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

Growth Projects	Location	Capacity	Approximate Costs (a)	Completion Date (c)
			(In millions)
WesTex pipeline expansion	Permian Basin	260 MMcf/d	$55-$70	Fourth quarter 2016
Roadrunner Gas Transmission Pipeline - Equity-Method Investment
Phase I - Completed (b)	Permian Basin	170 MMcf/d	$200	March 2016
Phase II (b)	Permian Basin	400 MMcf/d	$205-$220	Fourth quarter 2016
Phase III (b)	Permian Basin	70 MMcf/d	$30-$40	2019
Roadrunner Gas Transmission Pipeline Total			$435-$460
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

Roadrunner - In 2015, Roadrunner entered into a $230 million senior secured credit facility for the construction and operation of the pipeline. The senior secured credit facility expires seven years after the Roadrunner Phase II in-service date, which is expected to be completed in the fourth quarter 2016. In addition, Roadrunner executed interest-rate swaps to hedge the variability of its interest payments during the term of the credit facility. Roadrunner’s credit facility is nonrecourse to ONEOK and ONEOK Partners, and neither ONEOK nor ONEOK Partners guarantees Roadrunner’s debts or obligations under the credit facility. We contributed approximately $20 million to Roadrunner in the six months ended June 30, 2016, and approximately $30 million in the year ended December 31, 2015. We expect to contribute an additional $45 million to Roadrunner during the remainder of 2016.

Selected Financial Results - The following table sets forth certain selected financial results and operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2016 vs. 2015		2016 vs. 2015
Financial Results	2016	2015	2016	2015	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$68.7	$62.2	$136.5	$129.8	$6.5	10%	$6.7	5%
Storage revenues	15.2	15.2	30.7	28.1	—	—%	2.6	9%
Natural gas sales and other revenues	4.1	2.7	6.8	5.7	1.4	52%	1.1	19%
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	(5.1)	(6.0)	(9.0)	(20.4)	(0.9)	(15%)	(11.4)	(56%)
Operating costs	(29.2)	(25.2)	(56.7)	(52.4)	4.0	16%	4.3	8%
Equity in net earnings from investments	15.9	15.4	32.6	35.1	0.5	3%	(2.5)	(7%)
Other	(1.1)	0.9	2.0	10.0	(2.0)	*	(8.0)	(80%)
Adjusted EBITDA	$68.5	$65.2	$142.9	$135.9	$3.3	5%	$7.0	5%
Capital expenditures	$29.3	$15.6	$47.2	$25.2	$13.7	88%	$22.0	87%
* Percentage change is greater than 100 percent.
See Reconciliation of Adjusted EBITDA to Net Income in the “Adjusted EBITDA” section.

Adjusted EBITDA increased $3.3 million for the three months ended June 30, 2016, compared with the same period in 2015, primarily as a result of the following:

•	an increase of $7.1 million from higher transportation revenues, due primarily to increased firm demand charge volumes contracted; offset partially by

•	an increase of $4.0 million in operating costs due primarily to increased employee-related costs associated with incentive and medical benefit plans.

Adjusted EBITDA increased $7.0 million for the six months ended June 30, 2016, compared with the same period in 2015, primarily as a result of the following:

•	an increase of $9.1 million from higher transportation services, due primarily to increased firm demand charge volumes contracted; and

•	an increase of $6.0 million due to higher natural gas storage services as a result of increased rates and the sale of excess natural gas in storage in 2016; offset partially by

•	an increase of $4.3 million in operating costs due primarily to increased employee-related costs associated with incentive and medical benefit plans.

Capital expenditures increased for the three and six months ended June 30, 2016, compared with the same periods in 2015, due primarily to our WesTex pipeline expansion and compressor station expansion projects.

Selected Operating Information - The following table sets forth selected operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information (a)	2016	2015	2016	2015
Natural gas transportation capacity contracted (MDth/d)	6,193	5,714	6,175	5,826
Transportation capacity contracted	93%	90%	93%	92%
Average natural gas price
Mid-Continent region ($/MMBtu)	$1.93	$2.48	$1.87	$2.55
(a) - Includes volumes for consolidated entities only.

Our natural gas pipelines primarily serve end users, such as natural gas distribution and electric-generation companies, that require natural gas to operate their businesses regardless of location price differentials. The development of shale and other resource areas has continued to increase available natural gas supply resulting in narrower location and seasonal price differentials. As additional supply is developed, we expect crude oil and natural gas producers to demand incremental services in the future to transport their production to market. The abundance of natural gas supply and new regulations on emissions from coal-fired electric-generation plants may also increase the demand for our services from electric-generation companies as they convert to a natural gas fuel source. Overall, we expect our fee-based earnings in this segment to remain relatively stable. Growth will continue in the Permian Basin as we complete construction of our Roadrunner joint venture and our WesTex pipeline expansion.

Northern Border Pipeline, in which we have a 50 percent ownership interest, has contracted substantially all of its long-haul transportation capacity through the third quarter 2017. Roadrunner, in which we have a 50 percent ownership interest, has contracted all of its capacity for both Phase I and Phase II through the first quarter 2041.

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

A reconciliation of Adjusted EBITDA for the three and six months ended June 30, 2016 and 2015, to net income, which is the nearest comparable GAAP financial measure, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2016	2015	2016	2015
Reconciliation of Adjusted EBITDA to Net Income	(Thousands of dollars)
Segment Adjusted EBITDA:
Natural Gas Gathering and Processing	$110,298	$78,062	$210,333	$138,580
Natural Gas Liquids	276,611	244,591	546,780	437,246
Natural Gas Pipelines	68,542	65,234	142,881	135,946
Other	357	(610)	400	(197)
Total	455,808	387,277	900,394	711,575
Depreciation and amortization	(98,507)	(86,199)	(192,243)	(172,046)
Interest expense, net of capitalized interest	(93,263)	(86,492)	(185,818)	(167,201)
Income taxes	(2,370)	(2,476)	(4,398)	(5,236)
AFUDC and other	296	(500)	315	(8,450)
Net income	$261,964	$211,610	$518,250	$358,642

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

LIQUIDITY AND CAPITAL RESOURCES

General - We rely primarily on operating cash flows, commercial paper, bank credit facilities, debt issuances and the issuance of common units for our liquidity and capital resources requirements. As of June 30, 2016, we had $3.7 million of cash on hand and available capacity under our Partnership Credit Agreement of $1.8 billion. In addition, in the first quarter 2016, we drew the full $1.0 billion available under our Term Loan Agreement that matures in January 2019.

We fund our operating expenses, debt service and cash distributions to our limited partners and general partner primarily with operating cash flows. To the extent operating cash flows are not sufficient to fund our cash distributions, we may utilize short- and long-term debt and issuances of equity, as necessary. Capital expenditures are funded by operating cash flows, short- and long-term debt and issuances of equity. Our ability to continue to access capital markets for debt and equity financing under reasonable terms depends on our financial condition, credit ratings and market conditions. The significant decline in commodity prices has increased the cost of debt and equity financing for us and others in our industry. While lower commodity prices and industry uncertainty may result in increased financing costs, we expect to utilize our commercial paper program, Partnership Credit Agreement, Term Loan Agreement and cash from operations to fund our announced capital-growth expenditures, refinance our senior notes maturities and meet our working capital needs through 2016 and well into 2017. However, we may access the capital markets to issue debt or equity securities prior to that time as we consider prudent to provide liquidity for new capital projects, to maintain investment-grade credit ratings or for other partnership purposes.

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

We had working capital (defined as current assets less current liabilities) deficits of $1 billion and $697 million as of June 30, 2016, and December 31, 2015, respectively. Although working capital is influenced by several factors, including, among other things, (i) the timing of (a) scheduled debt payments, (b) the collection and payment of accounts receivable and payable, and (c) equity and debt issuances, and (ii) the volume and cost of inventory and commodity imbalances, our working capital deficit at June 30, 2016, was driven primarily by our capital-growth projects and current maturities of our long-term debt. Our working capital deficit at December 31, 2015, was driven primarily by our capital-growth projects. We may have working capital deficits in future periods as we continue to finance our capital-growth projects, often initially with short-term borrowings. We do not expect this working capital deficit to have an adverse impact to our cash flows or operations.

At June 30, 2016, we had $576 million commercial paper outstanding, $14 million of letters of credit issued and no borrowings outstanding under our Partnership Credit Agreement. At June 30, 2016, we had approximately $3.7 million of cash and cash equivalents and approximately $1.8 billion of credit available under the Partnership Credit Agreement.

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

Our Partnership Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our Partnership Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1. If we consummate one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter in which the acquisition was completed and the two following quarters. If we were to breach certain covenants in our Partnership Credit Agreement, amounts outstanding under our Partnership Credit Agreement, if any, may become due and payable immediately. At June 30, 2016, our ratio of indebtedness to adjusted EBITDA was 4.2 to 1, and we were in compliance with all covenants under our Partnership Credit Agreement. At June 30, 2016, we could have issued $1.5 billion of short- and long-term debt to meet our liquidity needs under the most restrictive provisions contained in our various borrowing agreements.

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

Equity Issuances - In August 2015, we completed a private placement of 21.5 million common units at a price of $30.17 per unit with ONEOK. Additionally, we completed a concurrent sale of approximately 3.3 million common units at a price of $30.17 per unit to funds managed by Kayne Anderson Capital Advisors in a registered direct offering, which were issued through our existing “at-the-market” equity program. The combined offerings generated net proceeds of approximately $749 million. In conjunction with these issuances, ONEOK Partners GP contributed approximately $15.3 million in order to maintain its 2 percent general partner interest in us. We used the proceeds for general partnership purposes, including capital expenditures and repayment of commercial paper borrowings.

We have an “at-the-market” equity program for the offer and sale from time to time of our common units, up to an aggregate amount of $650 million. The program allows us to offer and sell our common units at prices we deem appropriate through a sales agent. Sales of common units are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common units under the program. At June 30, 2016, we had approximately $138 million of registered common units available for issuance through our “at-the-market” equity program.

During the three and six months ended June 30, 2016, no common units were sold through our “at-the-market” equity program.

During the three months ended June 30, 2015, we sold 5.5 million common units through our “at-the-market” equity program. The net proceeds, including ONEOK Partners GP’s contribution to maintain its 2 percent general partner interest in us, were approximately $208.1 million, which were used for general partnership purposes, including repayment of commercial paper borrowings.

During the six months ended June 30, 2015, we sold 7.2 million common units through our “at-the-market” equity program. The net proceeds, including ONEOK Partners GP’s contribution to maintain its 2 percent general partner interest in us, were approximately $279.7 million, which were used for general partnership purposes, including repayment of commercial paper borrowings.

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

Interest-rate Swaps - As of June 30, 2016, we had interest-rate swaps with notional amounts totaling $1.0 billion to hedge the variability of our LIBOR-based interest payments. In June 2016, we entered into forward-starting interest-rate swaps with notional amounts totaling $750 million to hedge the variability of interest payments on a portion of our forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. At June 30, 2016, and December 31, 2015, we had forward-starting interest-rate swaps with notional amounts totaling $1.2 billion and $400 million, respectively, to hedge the variability of interest payments on a portion of our forecasted debt issuances. All of our interest-rate swaps are designated as cash flow hedges.

Capital Expenditures - We classify expenditures that are expected to generate additional revenue, return on investment or significant operating efficiencies as capital-growth expenditures. Maintenance capital expenditures are those capital expenditures required to maintain our existing assets and operations and do not generate additional revenues. Maintenance capital expenditures are made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and to extend their useful lives. Our capital expenditures are financed typically through operating cash flows, short- and long-term debt and the issuance of equity.

Capital expenditures were $332.3 million and $628.4 million for the six months ended June 30, 2016 and 2015, respectively.

The following table sets forth our 2016 projected growth and maintenance capital expenditures, excluding acquisitions, contributions to our equity-method investments, and AFUDC:

	Growth	Maintenance	Total
	(Millions of dollars)
Natural Gas Gathering and Processing	$310	$35	$345
Natural Gas Liquids	70	55	125
Natural Gas Pipelines	80	30	110
Other	—	20	20
Total projected capital expenditures	$460	$140	$600

Credit Ratings - Our long-term debt credit ratings are shown in the table below:

Rating Agency	Rating	Outlook
Moody’s	Baa2	Negative
S&P	BBB	Negative

Our commercial paper program is rated Prime-2 by Moody’s and A-2 by S&P. Our credit ratings, which are investment-grade, may be affected by a material change in our financial ratios or a material event affecting our business and industry. The most common criteria for assessment of our credit ratings are the debt-to-EBITDA ratio, interest coverage, business risk profile and liquidity.

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

For the three and six months ended June 30, 2016, and 2015, our cash distributions exceeded our cash flow from operations. As a result, we utilized cash from operations, our commercial paper program and distributions received from our equity-method investments to fund our cash distributions, short-term liquidity needs and capital projects. We expect increases in cash flows from operations in the remainder of 2016, compared with the first half of 2016, due primarily to the completion of our growth projects and new plant connections that we expect will provide increasing volumes in our Natural Gas Gathering and Processing and Natural Gas Liquids segments. See discussion under “Short-term Liquidity” and “Long-term Financing” for more information.

The following table sets forth cash distributions paid, including our general partner’s incentive distribution rights, during the periods indicated:

	Six Months Ended
	June 30,
	2016	2015
	(Millions of dollars)
Common unitholders	$336.3	$287.1
Class B unitholders	115.3	115.3
General partner	214.4	191.0
Noncontrolling interests	4.3	4.7
Total cash distributions paid	$670.3	$598.1

In the six months ended June 30, 2016 and 2015, cash distributions paid to our general partner included incentive distributions of $201.1 million and $179.2 million, respectively.

In July 2016, our general partner declared a cash distribution of $0.79 per unit ($3.16 per unit on an annualized basis) for the first quarter 2016, which will be paid on August 14, 2016, to unitholders of record at the close of business on August 8, 2016.

Additional information about our cash distributions is included in “Cash Distribution Policy” under Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, in our Annual Report.

Energy Commodity Prices - Although we are subject to commodity price volatility, our commodity price exposure has been reduced due primarily to contract restructuring in our Natural Gas Gathering and Processing segment. We have also hedged a significant portion of our Natural Gas Gathering and Processing segment’s commodity price risk for 2016 and 2017. Significant fluctuations in commodity prices will affect our overall liquidity due to the impact commodity price changes have on our cash flows from operating activities, including the impact on working capital for NGLs and natural gas held in storage, margin requirements and certain energy-related receivables. While lower commodity prices and industry uncertainty may result in increased financing costs, we believe we have secured sufficient access to the financial resources and liquidity necessary to meet our requirements for working capital, debt service payments and capital expenditures through 2016 and well into 2017. We believe that our available credit and cash and cash equivalents are adequate to meet liquidity requirements associated with commodity price volatility. See Note C of the Notes to Consolidated Financial Statements and the discussion under “Commodity Price Risk” in Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk, in this Quarterly Report for information on our hedging activities.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

			Variances
	Six Months Ended		2016 vs. 2015
	June 30,		Increase (Decrease)
	2016	2015
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$593.1	$380.3	$212.8
Investing activities	(297.6)	(654.7)	357.1
Financing activities	(296.9)	285.0	(581.9)
Change in cash and cash equivalents	(1.4)	10.6	(12.0)
Cash and cash equivalents at beginning of period	5.1	42.5	(37.4)
Cash and cash equivalents at end of period	$3.7	$53.1	$(49.4)

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

Cash flows from operating activities, before changes in operating assets and liabilities, were $718.1 million for the six months ended June 30, 2016, compared with $534.0 million for the same period in 2015. The increase is due primarily to higher natural gas gathered and NGL volumes from our completed capital-growth projects in our Natural Gas Gathering and Processing and Natural Gas Liquids segments and higher fees resulting from contract restructuring in our Natural Gas Gathering and Processing segment, offset partially by lower commodity prices, as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities decreased operating cash flows $125.0 million for the six months ended June 30, 2016, compared with a decrease of $153.7 million for the same period in 2015. This change is due primarily to the change in accounts receivable, accounts payable, and other accruals and deferrals resulting from the timing of receipt of cash from customers and payments to vendors, suppliers and other third parties; and the change in natural gas and NGLs in storage, which vary from period to period and vary with changes in commodity prices.

Investing Cash Flows - Cash used in investing activities decreased to $297.6 million for the six months ended June 30, 2016, compared with $654.7 million for the same period in 2015, due primarily to lower capital spending, compared with 2015, as a result of spending reductions to align with customer needs and projects placed in service in 2015, offset partially by proceeds received from sale of assets and higher distributions from unconsolidated affiliates.

Financing Cash Flows - Cash used in financing activities was $296.9 million for the six months ended June 30, 2016, compared with cash provided by financing activities of $285.0 million for the six months ended June 30, 2015. This change is due primarily to repayment of our $650 million, 3.25 percent senior notes, which matured February 1, 2016. We received long-term debt proceeds in the six months ended June 30, 2016, related to our $1.0 billion Term Loan Agreement, compared with proceeds from debt and equity issuances in the same period in 2015, related to our $800 million senior notes offering and approximately $280 million from equity issuances through our “at-the-market” equity program.

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

COMMODITY PRICE RISK

As part of our hedging strategy, we use commodity derivative financial instruments and physical-forward contracts described in “Financial Results and Operating Information” under the Natural Gas Gathering and Processing segment section in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to minimize the impact of near-term price fluctuations related to natural gas, NGLs and condensate.

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

The following tables set forth hedging information for our Natural Gas Gathering and Processing segment’s forecasted equity volumes for the periods indicated:

	Six Months Ending December 31, 2016
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	8.8	$0.48	/ gallon	82%
Condensate (MBbl/d) - WTI-NYMEX	1.8	$58.68	/ Bbl	86%
Natural gas (BBtu/d) - NYMEX and basis	79.1	$2.81	/ MMBtu	93%

	Year Ending December 31, 2017
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	8.0	$0.51	/ gallon	67%
Condensate (MBbl/d) - WTI-NYMEX	1.8	$44.88	/ Bbl	74%
Natural gas (BBtu/d) - NYMEX and basis	73.1	$2.66	/ MMBtu	74%

We expect our natural gas liquids and natural gas commodity price sensitivity within this segment to decrease in 2016, compared with 2015, as a result of the restructured contracts effective primarily in the fourth quarter 2015 and first quarter 2016. Our Natural Gas Gathering and Processing segment’s commodity price sensitivity is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at June 30, 2016. Condensate sales are typically based on the price of crude oil. We estimate the following for our forecasted equity volumes, including the effects of hedging information set forth above, and assuming normal operating conditions:

•
a $0.01 per-gallon change in the composite price of NGLs would change adjusted EBITDA for the six months ending December 31, 2016, and for the year ending December 31, 2017, by approximately $0.3 million and $1.0 million, respectively;

•
a $1.00 per-barrel change in the price of crude oil would change adjusted EBITDA for the six months ending December 31, 2016, and for the year ending December 31, 2017, by approximately $0.1 million and $0.4 million, respectively; and

•
a $0.10 per-MMBtu change in the price of residue natural gas would change adjusted EBITDA for the six months ending December 31, 2016, and for the year ending December 31, 2017, by approximately $0.1 million and $0.9 million, respectively.

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

The following tables set forth hedging information related to purchased put options to reduce commodity price sensitivity associated with certain POP with fee contracts:

	Six Months Ending December 31, 2016
	Volumes Hedged	Average Strike Price		Fair Value Asset at June 30, 2016
				(Millions of dollars)
Propane (MBbl/d) - Conway/Mont Belvieu	16.3	$0.40	/ gallon	$0.2
Natural gas (BBtu/d) - NYMEX	232.8	$2.35	/ MMBtu	$0.9

	Twelve Months Ending December 31, 2017
	Volumes Hedged	Average Strike Price		Fair Value Asset at June 30, 2016
				(Millions of dollars)
Natural gas (BBtu/d) - NYMEX	147.9	$2.45	/ MMBtu	$5.2

See Note C of the Notes to Consolidated Financial Statements in this Quarterly Report for information on our hedging activities.

INTEREST-RATE RISK

We are exposed to interest-rate risk through our Partnership Credit Agreement, commercial paper program and long-term debt issuances. Future increases in LIBOR, corporate commercial paper rates or investment-grade corporate bond rates could expose us to increased interest costs on future borrowings. We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. As of June 30, 2016, we had interest-rate swaps with notional amounts totaling $1.0 billion to hedge the variability of our LIBOR-based interest payments. In June 2016, we entered into forward-starting interest-rate swaps with notional amounts totaling $750 million to hedge the variability of interest payments on a portion of our forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. At June 30, 2016, and December 31, 2015, we had forward-starting interest-rate swaps with notional amounts totaling $1.2 billion and $400 million, respectively, to hedge the variability of interest payments on a portion of our forecasted debt issuances. All of our interest-rate swaps are designated as cash flow hedges. At June 30, 2016, we had $70.1 million of derivative liabilities related to these interest-rate swaps. At December 31, 2015, we had derivative liabilities of $9.9 million related to these interest-rate swaps.

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

Customer concentration - For the six months ended June 30, 2016, one customer, BP p.l.c or its affiliates, represented more than 10 percent of our consolidated revenues, and 20 customers individually represented 1 percent or more of our consolidated revenues, the majority of which are investment-grade customers, as rated by S&P or Moody’s, or our comparable internal ratings, or secured by letters of credit or other collateral.

Natural Gas Gathering and Processing - Our Natural Gas Gathering and Processing segment’s customers are crude oil and natural gas producers, which include both large integrated and independent exploration and production companies. We are not typically exposed to material credit risk with exploration and production customers under POP with fee contracts as we receive proceeds from the sale of commodities and remit a portion of those proceeds back to the crude oil and natural gas producers. For the six months ended June 30, 2016, 99 percent of the downstream commodity sales in our Natural Gas Gathering and Processing segment were made to investment-grade customers, as rated by S&P or Moody’s, or our comparable internal ratings, or secured by letters of credit or other collateral.

Natural Gas Liquids - Our Natural Gas Liquids segment’s customers are primarily NGL and natural gas gathering and processing companies; large integrated and independent crude oil and natural gas production companies; propane distributors; ethanol producers; and petrochemical, refining and NGL marketing companies. We earn fee-based revenue from NGL and natural gas gathering and processing customers and natural gas liquids pipeline transportation customers. We are not typically exposed to material credit risk on the majority of our exchange services fee revenues, as we purchase NGLs from our gathering and processing customers and deduct our fee from the amounts we remit. We also earn sales revenue on the downstream sales of NGL products. For the six months ended June 30, 2016, approximately 85 percent of our commodity sales were made to investment-grade customers, as rated by S&P or Moody’s, or our comparable internal ratings, or secured by letters of credit or other collateral. In addition, the majority of our Natural Gas Liquids segment’s pipeline tariffs provide us the ability to require security from shippers.

Natural Gas Pipelines - Our Natural Gas Pipelines segment’s customers are primarily local natural gas distribution companies, electric-generation facilities, large industrial companies, municipalities, irrigation customers and marketing companies. For the six months ended June 30, 2016, approximately 90 percent of our revenues in this segment were from investment-grade customers, as rated by S&P or Moody’s, or our comparable internal ratings, or secured by letters of credit or other collateral. In addition, the majority of our Natural Gas Pipeline segment’s pipeline tariffs provide us the ability to require security from shippers.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015; (iv) Consolidated Balance Sheets at June 30, 2016, and December 31, 2015; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; (vi) Consolidated Statements of Changes in Equity for the six months ended June 30, 2016 and 2015; and (vii) Notes to Consolidated Financial Statements. We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

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

ONEOK Partners, L.P.
	By:	ONEOK Partners GP, L.L.C., its General Partner

Date: August 3, 2016		By:	/s/ Derek S. Reiners
Derek S. Reiners
Senior Vice President,
Chief Financial Officer and Treasurer
(Signing on behalf of the Registrant)