Form 10-Q
period 2016-09-30
ONEOK Partners LP
filed 2016-11-02
CIK 909281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2016
Common units	212,837,980 units
Class B units	72,988,252 units

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2016	2015	2016	2015
	(Thousands of dollars, except per unit amounts)
Revenues
Commodity sales	$1,840,523	$1,484,350	$4,757,306	$4,642,320
Services	516,868	414,068	1,507,624	1,188,364
Total revenues	2,357,391	1,898,418	6,264,930	5,830,684
Cost of sales and fuel (exclusive of items shown separately below)	1,751,593	1,360,809	4,474,654	4,307,766
Operations and maintenance	159,085	145,933	465,628	444,185
Depreciation and amortization	97,802	87,517	290,045	259,563
General taxes	18,314	16,158	63,889	62,677
(Gain) loss on sale of assets	(5,745)	443	(9,476)	327
Operating income	336,342	287,558	980,190	756,166
Equity in net earnings from investments (Note I)	35,155	32,244	100,441	93,205
Allowance for equity funds used during construction	—	177	208	1,718
Other income	825	41	1,522	106
Other expense	(709)	(3,845)	(2,282)	(3,941)
Interest expense (net of capitalized interest of $3,806, $8,851, $9,265 and $26,008, respectively)	(92,521)	(86,666)	(278,339)	(253,867)
Income before income taxes	279,092	229,509	801,740	593,387
Income tax (expense) benefit	(3,681)	156	(8,079)	(5,080)
Net income	275,411	229,665	793,661	588,307
Less: Net income attributable to noncontrolling interests	1,103	2,704	4,368	5,982
Net income attributable to ONEOK Partners, L.P.	$274,308	$226,961	$789,293	$582,325
Limited partners’ interest in net income:
Net income attributable to ONEOK Partners, L.P.	$274,308	$226,961	$789,293	$582,325
General partner’s interest in net income	(106,024)	(105,078)	(317,400)	(293,868)
Limited partners’ interest in net income	$168,284	$121,883	$471,893	$288,457
Limited partners’ net income per unit, basic and diluted (Note H)	$0.59	$0.45	$1.65	$1.10
Number of units used in computation (thousands)	285,826	272,046	285,826	261,100
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2016	2015	2016	2015
	(Thousands of dollars)
Net income	$275,411	$229,665	$793,661	$588,307
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	8,538	15,949	(98,613)	21,373
Realized (gains) losses on derivatives recognized in net income	3,017	(19,094)	(17,787)	(43,785)
Other comprehensive income (loss) on investments in unconsolidated affiliates	(708)	—	(12,071)	—
Total other comprehensive income (loss)	10,847	(3,145)	(128,471)	(22,412)
Comprehensive income	286,258	226,520	665,190	565,895
Less: Comprehensive income attributable to noncontrolling interests	1,103	2,704	4,368	5,982
Comprehensive income attributable to ONEOK Partners, L.P.	$285,155	$223,816	$660,822	$559,913
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
(Unaudited)	2016	2015
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$5,525	$5,079
Accounts receivable, net	737,058	593,448
Affiliate receivables	299	7,969
Natural gas and natural gas liquids in storage	217,769	128,084
Commodity imbalances	43,770	38,681
Materials and supplies	81,701	76,696
Other current assets	42,672	33,207
Total current assets	1,128,794	883,164
Property, plant and equipment
Property, plant and equipment	14,718,554	14,307,546
Accumulated depreciation and amortization	2,302,779	2,050,755
Net property, plant and equipment	12,415,775	12,256,791
Investments and other assets
Investments in unconsolidated affiliates	943,390	948,221
Goodwill and intangible assets	815,952	824,877
Other assets	15,647	14,533
Total investments and other assets	1,774,989	1,787,631
Total assets	$15,319,558	$14,927,586
Liabilities and equity
Current liabilities
Current maturities of long-term debt (Note E)	$457,650	$107,650
Short-term borrowings (Note D)	693,500	546,340
Accounts payable	701,518	605,431
Affiliate payables	19,139	27,137
Commodity imbalances	134,658	74,460
Accrued interest	86,225	102,615
Other current liabilities	193,561	116,667
Total current liabilities	2,286,251	1,580,300
Long-term debt, excluding current maturities (Note E)	6,691,663	6,695,312
Deferred credits and other liabilities	188,254	154,631
Commitments and contingencies (Note K)
Equity (Note F)
ONEOK Partners, L.P. partners’ equity:
General partner	227,150	231,344
Common units: 212,837,980 units issued and outstanding at September 30, 2016, and December 31, 2015	4,861,917	5,014,952
Class B units: 72,988,252 units issued and outstanding at September 30, 2016, and December 31, 2015	1,147,724	1,200,204
Accumulated other comprehensive loss (Note G)	(241,753)	(113,282)
Total ONEOK Partners, L.P. partners’ equity	5,995,038	6,333,218
Noncontrolling interests in consolidated subsidiaries	158,352	164,125
Total equity	6,153,390	6,497,343
Total liabilities and equity	$15,319,558	$14,927,586
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended
	September 30,
(Unaudited)	2016	2015
	(Thousands of dollars)
Operating activities
Net income	$793,661	$588,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	290,045	259,563
Equity in net earnings from investments	(100,441)	(93,205)
Distributions received from unconsolidated affiliates	106,381	92,042
Deferred income taxes	7,573	4,309
Allowance for equity funds used during construction	(208)	(1,718)
(Gain) loss on sale of assets	(9,476)	327
Changes in assets and liabilities:
Accounts receivable	(145,570)	149,776
Affiliate receivables	7,670	3,789
Natural gas and natural gas liquids in storage	(89,685)	(8,174)
Accounts payable	138,450	(182,985)
Affiliate payables	(7,998)	(14,788)
Commodity imbalances, net	55,109	25,728
Accrued interest	(16,390)	(2,492)
Risk-management assets and liabilities	(51,329)	(46,267)
Other assets and liabilities, net	21,583	(27,186)
Cash provided by operating activities	999,375	747,026
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(489,358)	(928,870)
Contributions to unconsolidated affiliates	(55,177)	(27,540)
Distributions received from unconsolidated affiliates in excess of cumulative earnings	43,018	25,111
Proceeds from sale of assets	19,038	3,171
Other	—	(12,607)
Cash used in investing activities	(482,479)	(940,735)
Financing activities
Cash distributions:
General and limited partners	(999,002)	(897,474)
Noncontrolling interests	(6,100)	(8,192)
Borrowing (repayment) of short-term borrowings, net	147,160	(768,024)
Issuance of long-term debt, net of discounts	1,000,000	798,896
Debt financing costs	(2,770)	(7,676)
Repayment of long-term debt	(655,738)	(5,738)
Issuance of common units, net of issuance costs	—	1,025,660
Contribution from general partner	—	20,990
Cash provided by (used in) financing activities	(516,450)	158,442
Change in cash and cash equivalents	446	(35,267)
Cash and cash equivalents at beginning of period	5,079	42,530
Cash and cash equivalents at end of period	$5,525	$7,263
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	ONEOK Partners, L.P. Partners’ Equity
(Unaudited)	Common Units	Class B Units	General Partner	Common Units
	(Units)		(Thousands of dollars)
January 1, 2016	212,837,980	72,988,252	$231,344	$5,014,952
Net income	—	—	317,400	351,391
Other comprehensive income (loss) (Note G)	—	—	—	—
Distributions paid (Note F)	—	—	(321,594)	(504,426)
Other	—	—	—	—
September 30, 2016	212,837,980	72,988,252	$227,150	$4,861,917

	ONEOK Partners, L.P. Partners’ Equity
(Unaudited)	Common Units	Class B Units	General Partner	Common Units
	(Units)		(Thousands of dollars)
January 1, 2015	180,826,973	72,988,252	$211,914	$4,456,372
Net income	—	—	293,868	208,119
Other comprehensive income (loss) (Note G)	—	—	—	—
Issuance of common units (Note F)	32,011,007	—	—	1,023,915
Contribution from general partner (Note F)	—	—	20,990	—
Distributions paid (Note F)	—	—	(288,912)	(435,580)
Other	—	—	—	14
September 30, 2015	212,837,980	72,988,252	$237,860	$5,252,840

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Continued)
	ONEOK Partners, L.P. Partners’ Equity
(Unaudited)	Class B Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
January 1, 2016	$1,200,204	$(113,282)	$164,125	$6,497,343
Net income	120,502	—	4,368	793,661
Other comprehensive income (loss) (Note G)	—	(128,471)	—	(128,471)
Distributions paid (Note F)	(172,982)	—	(6,100)	(1,005,102)
Other	—	—	(4,041)	(4,041)
September 30, 2016	$1,147,724	$(241,753)	$158,352	$6,153,390

	ONEOK Partners, L.P. Partners’ Equity
(Unaudited)	Class B Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
January 1, 2015	$1,374,375	$(91,823)	$167,937	$6,118,775
Net income	80,338	—	5,982	588,307
Other comprehensive income (loss) (Note G)	—	(22,412)	—	(22,412)
Issuance of common units (Note F)	—	—	—	1,023,915
Contribution from general partner (Note F)	—	—	—	20,990
Distributions paid (Note F)	(172,982)	—	(8,192)	(905,666)
Other	—	—	(451)	(437)
September 30, 2015	$1,281,731	$(114,235)	$165,276	$6,823,472

See accompanying Notes to Consolidated Financial Statements.

ONEOK PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Goodwill Impairment Test - We assess our goodwill for impairment at least annually on July 1, unless events or changes in circumstances indicate an impairment may have occurred before that time. As the commodity price environment has remained relatively unchanged since 2015, we elected to perform a quantitative assessment, or Step 1 analysis, to test our goodwill for impairment. The assessment included our current commodity price assumptions, expected contractual terms, anticipated operating costs and volume estimates. Our goodwill impairment analysis performed as of July 1, 2016, did not result in an impairment charge nor did our analysis reflect any reporting units at risk. In each reporting unit, the fair value substantially exceeded the carrying value. Subsequent to that date, no event has occurred indicating that the implied fair value of each of our reporting units is less than the carrying value of its net assets.

Recently Issued Accounting Standards Update - The following tables provide a brief description of recent accounting pronouncements and our analysis of the effects on our financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Standards that were adopted
ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”
The standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.
		First quarter 2016	There was no impact, but it could impact us in the future if we complete any acquisitions with subsequent measurement period adjustments.
ASU 2015-05, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”
The standard clarifies whether a cloud computing arrangement includes a software license. If it does, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses; if not, the customer should account for the arrangement as a service contract.
		First quarter 2016	The impact of adopting this standard was not material.
ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”
The standard eliminates the presumption that a general partner should consolidate a limited partnership. It also modifies the evaluation of whether limited partnerships are variable interest entities or voting interest entities and adds requirements that limited partnerships must meet to qualify as voting interest entities.
		First quarter 2016	The impact of adopting this standard was not material.

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Standards that are not yet adopted
ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”	The standard requires that inventory, excluding inventory measured using last-in, first-out (LIFO) or the retail inventory method, be measured at the lower of cost or net realizable value.	First quarter 2017	We do not expect the adoption of this standard to materially impact us.
ASU 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships”
The standard clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met.
		First quarter 2017	We do not expect the adoption of this standard to materially impact us.
ASU 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments”
The standard clarifies the requirements for assessing whether a contingent call (put) option that can accelerate the payment of principal on a debt instrument is clearly and closely related to its debt host.
		First quarter 2017	We do not expect the adoption of this standard to materially impact us.
ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”
The standard outlines the principles an entity must apply to measure and recognize revenue for entities that enter into contracts to provide goods or services to their customers. The core principle is that an entity should recognize revenue at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to a customer. The amendment also requires more extensive disaggregated revenue disclosures in interim and annual financial statements.
First quarter 2018
We are evaluating the impact of this standard on us. Our evaluation process includes a review of our contracts and transaction types across all our business segments. In addition, we are currently evaluating methods of adoption and analyzing the impact of the standard on our internal controls, accounting policies and financial statements and disclosures.

ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”
The standard requires all equity investments, other than those accounted for using the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income, eliminates the available-for-sale classification for equity securities with readily determinable fair values and eliminates the cost method for equity investments without readily determinable fair values.
		First quarter 2018	We are evaluating the impact of this standard on us.
ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”	The standard clarifies the classification of certain cash receipts and cash payments on the statement of cash flows where diversity in practice has been identified.	First quarter 2018	We are evaluating the impact of this standard on us.
ASU 2016-02, “Leases (Topic 842)”
The standard requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. It also requires qualitative disclosures along with specific quantitative disclosures by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases.
		First quarter 2019	We are evaluating the impact of this standard on us.
ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”
The standard requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented net of the allowance for credit losses to reflect the net carrying value at the amount expected to be collected on the financial asset; and the initial allowance for credit losses for purchased financial assets, including available-for-sale debt securities, to be added to the purchase price rather than being reported as a credit loss expense.
		First quarter 2020	We are evaluating the impact of this standard on us.

B.	FAIR VALUE MEASUREMENTS

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

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for the periods indicated:

	September 30, 2016
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net (b)
	(Thousands of dollars)
Derivative assets
Commodity contracts
Financial contracts	$9,051	$—	$2,858	$11,909	$(7,389)	$4,520
Physical contracts	—	—	98	98	—	98
Total derivative assets	$9,051	$—	$2,956	$12,007	$(7,389)	$4,618
Derivative liabilities
Commodity contracts
Financial contracts	$(12,175)	$—	$(9,846)	$(22,021)	$22,021	$—
Physical contracts	—	—	(3,173)	(3,173)	—	(3,173)
Interest-rate contracts	—	(69,103)	—	(69,103)	—	(69,103)
Total derivative liabilities	$(12,175)	$(69,103)	$(13,019)	$(94,297)	$22,021	$(72,276)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At September 30, 2016, we held no cash and posted $27.4 million of cash with various counterparties, including $14.6 million of cash collateral that is offsetting derivative net liability positions under master-netting arrangements in the table above. The remaining $12.8 million of cash collateral in excess of derivative net liability positions is included in other current assets in our Consolidated Balance Sheets.
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
(b) - Included in other current assets or other current liabilities in our Consolidated Balance Sheets.

The following table sets forth a reconciliation of our Level 3 fair value measurements for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivative Assets (Liabilities)	2016	2015	2016	2015
	(Thousands of dollars)
Net assets (liabilities) at beginning of period	$(14,021)	$10,387	$7,331	$9,285
Total realized/unrealized gains (losses):
Included in earnings (a)	920	(15)	492	95
Included in other comprehensive income (loss)	3,038	(5,076)	(17,886)	(4,084)
Net assets (liabilities) at end of period	$(10,063)	$5,296	$(10,063)	$5,296
(a) - Included in commodity sales revenues in our Consolidated Statements of Income.

Realized/unrealized gains (losses) include the realization of our derivative contracts through maturity. During the three and nine months ended September 30, 2016 and 2015, gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the end of each reporting period were not material.

We recognize transfers into and out of the levels in the fair value hierarchy as of the end of each reporting period. During the three and nine months ended September 30, 2016 and 2015, there were no transfers between levels.

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

The estimated fair value of the aggregate of our long-term debt, including current maturities, was $7.6 billion and $6.2 billion at September 30, 2016, and December 31, 2015, respectively. The book value of the aggregate of our long-term debt, including current maturities, was $7.1 billion and $6.8 billion at September 30, 2016, and December 31, 2015, respectively. The estimated fair value of the aggregate of our senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities. The estimated fair value of our long-term debt is classified as Level 2.

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

In our Natural Gas Pipelines segment, we are exposed to commodity price risk because our intrastate and interstate natural gas pipelines retain natural gas from our customers for operations or as part of our fee for services provided. When the amount of natural gas consumed in operations by these pipelines differs from the amount provided by our customers, our pipelines must buy or sell natural gas, or store or use natural gas from inventory, which can expose us to commodity price risk depending on the regulatory treatment for this activity. To the extent that commodity price risk in our Natural Gas Pipelines segment is not mitigated by fuel cost-recovery mechanisms, we use physical-forward sales or purchases to reduce the impact of price fluctuations related to natural gas. At September 30, 2016, and December 31, 2015, there were no financial derivative instruments with respect to our natural gas pipeline operations.

Interest-rate risk - We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. As of September 30, 2016, we had interest-rate swaps with notional amounts totaling $1.0 billion to hedge the variability of our LIBOR-based interest payments. In addition, in June 2016, we entered into forward-starting interest-rate swaps with notional amounts totaling $750 million to hedge the variability of interest payments on a portion of our forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued, resulting in total notional amounts of this type of interest-rate swap of $1.2 billion at September 30, 2016, compared with $400 million at December 31, 2015. All of our interest-rate swaps are designated as cash flow hedges.

Accounting Treatment - Our accounting treatment of derivative instruments is consistent with that disclosed in Note A of the Notes to consolidated Financial Statements in our Annual Report.

Fair Values of Derivative Instruments - See Note B for a discussion of the inputs associated with our fair value measurements. The following table sets forth the fair values of derivative instruments for the periods indicated:

	September 30, 2016		December 31, 2015
	Assets (a)	(Liabilities) (a)	Assets (b)	(Liabilities) (b)
	(Thousands of dollars)
Derivatives designated as hedging instruments
Commodity contracts
Financial contracts	$9,525	$(20,376)	$39,255	$(1,440)
Physical contracts	98	(3,173)	3,591	—
Interest-rate contracts	—	(69,103)	—	(9,936)
Total derivatives designated as hedging instruments	9,623	(92,652)	42,846	(11,376)
Derivatives not designated as hedging instruments
Commodity contracts
Financial contracts	2,384	(1,645)	6,919	(6,586)
Total derivatives not designated as hedging instruments	2,384	(1,645)	6,919	(6,586)
Total derivatives	$12,007	$(94,297)	$49,765	$(17,962)
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

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held for the periods indicated:

		September 30, 2016		December 31, 2015
	Contract Type	Purchased/ Payor	Sold/ Receiver	Purchased/ Payor	Sold/ Receiver
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Futures and swaps	—	(43.3)	—	(27.1)
- Natural gas (Bcf)	Put options	68.3	—	—	—
- Crude oil and NGLs (MMBbl)	Futures, forwards and swaps	—	(4.6)	—	(2.3)
Basis
- Natural gas (Bcf)	Futures and swaps	—	(43.3)	—	(27.1)
Interest-rate contracts (Millions of dollars)	Swaps	$2,150.0	$—	$400.0	$—
Derivatives not designated as hedging instruments:
Fixed price
- NGLs (MMBbl)	Futures, forwards and swaps	1.1	(0.9)	0.6	(0.6)

These notional amounts are used to summarize the volume of financial instruments; however, they do not reflect the extent to which the positions offset one another and, consequently, do not reflect our actual exposure to market or credit risk.

Cash Flow Hedges - At September 30, 2016, our Consolidated Balance Sheet reflected a net loss of $241.8 million in accumulated other comprehensive loss. The portion of accumulated other comprehensive loss attributable to our commodity derivative financial instruments is an unrealized loss of $27.3 million, which will be realized within the next 27 months as the forecasted transactions affect earnings. If commodity prices remain at current levels, we will realize approximately $21.4 million in net losses over the next 12 months and approximately $5.9 million in net losses thereafter. The amount deferred in accumulated other comprehensive loss attributable to our settled interest-rate swaps is a loss of $130.0 million, which will be recognized over the life of the long-term, fixed-rate debt, including losses of $16.4 million that will be reclassified into earnings during the next 12 months as the hedged items affect earnings. The remaining amounts in accumulated other comprehensive loss are attributable primarily to forward-starting interest-rate swaps with future settlement dates, which will be amortized to interest expense over the life of long-term, fixed-rate debt upon issuance of the debt.

The following table sets forth the unrealized effect of cash flow hedges recognized in other comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
Derivatives in Cash Flow Hedging Relationships	September 30,		September 30,
	2016	2015	2016	2015
	(Thousands of dollars)
Commodity contracts	$7,580	$36,559	$(39,396)	$47,650
Interest-rate contracts	958	(20,610)	(59,217)	(26,277)
Total unrealized gain (loss) recognized in other comprehensive income (loss) on derivatives (effective portion)	$8,538	$15,949	$(98,613)	$21,373

The following table sets forth the effect of cash flow hedges in our Consolidated Statements of Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income (Effective Portion)	Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2016	2015	2016	2015
		(Thousands of dollars)
Commodity contracts	Commodity sales revenues	$908	$22,770	$29,456	$54,020
Interest-rate contracts	Interest expense	(3,925)	(3,676)	(11,669)	(10,235)
Total gain (loss) reclassified from accumulated other comprehensive loss into net income on derivatives (effective portion)		$(3,017)	$19,094	$17,787	$43,785

Ineffectiveness related to our cash flow hedges for the three and nine months ended September 30, 2016 and 2015, was not material. In the event that it becomes probable that a forecasted transaction will not occur, we would discontinue cash flow hedge treatment, which would affect earnings. For the three and nine months ended September 30, 2016 and 2015, there were no gains or losses due to the discontinuance of cash flow hedge treatment.

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

From time to time, we may enter into financial derivative instruments that contain provisions that require us to maintain an investment-grade credit rating from S&P and/or Moody’s. If our credit ratings on our senior unsecured long-term debt were to decline below investment grade, the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions. There were no financial derivative instruments with contingent features related to credit risk at September 30, 2016.

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

At September 30, 2016, the net credit exposure from our derivative assets is primarily with investment-grade companies in the financial services sector.

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

We had $14 million of letters of credit issued, no borrowings outstanding and approximately $1.7 billion capacity available at September 30, 2016, under our Partnership Credit Agreement.

Our Partnership Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in our credit rating. Under the terms of the Partnership Credit Agreement, based on our current credit ratings, borrowings, if any, will accrue at LIBOR plus 117.5 basis points, and the annual facility fee is 20 basis points. Our Partnership Credit Agreement is guaranteed fully and unconditionally by our Intermediate Partnership. Borrowings under our Partnership Credit Agreement are nonrecourse to ONEOK.

Our Partnership Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our Partnership Credit

Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1. If we consummate one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter in which the acquisition was completed and the two following quarters. If we were to breach certain covenants in our Partnership Credit Agreement, amounts outstanding under our Partnership Credit Agreement, if any, may become due and payable immediately. At September 30, 2016, our ratio of indebtedness to adjusted EBITDA was 4.1 to 1, and we were in compliance with all covenants under our Partnership Credit Agreement.

Neither we nor ONEOK guarantees the debt or other similar commitments of unaffiliated parties. ONEOK does not guarantee the debt, commercial paper or other similar commitments of ONEOK Partners, and ONEOK Partners does not guarantee the debt or other similar commitments of ONEOK.

Commercial Paper Program - At September 30, 2016, we had $694 million of commercial paper outstanding under our $2.4 billion commercial paper program with a weighted-average interest rate of 1.15 percent. Amounts outstanding under our commercial paper program reduce the borrowing capacity under our Partnership Credit Agreement.

E.	LONG-TERM DEBT

The following table sets forth our long-term debt for the periods indicated:

	September 30,	December 31,
	2016	2015
	(Thousands of dollars)
ONEOK Partners
$650,000 at 3.25% due 2016	$—	$650,000
$450,000 at 6.15% due 2016	450,000	450,000
$400,000 at 2.0% due 2017	400,000	400,000
$425,000 at 3.2% due 2018	425,000	425,000
$1,000,000 term loan, variable rate, due 2019	1,000,000	—
$500,000 at 8.625% due 2019	500,000	500,000
$300,000 at 3.8% due 2020	300,000	300,000
$900,000 at 3.375% due 2022	900,000	900,000
$425,000 at 5.0% due 2023	425,000	425,000
$500,000 at 4.9% due 2025	500,000	500,000
$600,000 at 6.65% due 2036	600,000	600,000
$600,000 at 6.85% due 2037	600,000	600,000
$650,000 at 6.125% due 2041	650,000	650,000
$400,000 at 6.2% due 2043	400,000	400,000
Guardian Pipeline
Average 7.85% due 2022	46,170	51,907
Total long-term debt	7,196,170	6,851,907
Unamortized debt issuance costs and discounts	(46,857)	(48,945)
Current maturities	(457,650)	(107,650)
Long-term debt, excluding current maturities	$6,691,663	$6,695,312

Debt Issuances and Maturities - In January 2016, we entered into the $1.0 billion senior unsecured delayed-draw Term Loan Agreement with a syndicate of banks. The Term Loan Agreement matures in January 2019 and bears interest at LIBOR plus a margin that is based on the credit ratings assigned to our senior, unsecured, long-term indebtedness. Based on our current applicable credit rating, borrowings on the Term Loan Agreement accrue at LIBOR plus 130 basis points. At September 30, 2016, the interest rate was 1.83 percent. The Term Loan Agreement contains an option, which may be exercised up to two times, to extend the term of the loan, in each case, for an additional one-year term, subject to approval of the banks. The Term Loan Agreement allows prepayment of all or any portion outstanding without penalty or premium and contains substantially the same covenants as our Partnership Credit Agreement. During the first quarter 2016, we drew the full $1.0 billion available under the agreement and used the proceeds to repay our $650 million, 3.25 percent senior notes, to repay amounts outstanding under our commercial paper program and for general partnership purposes.

At September 30, 2016, our $450 million, 6.15 percent senior notes due October 1, 2016, are reflected in current maturities of long-term debt in our Consolidated Balance Sheet. In October 2016, we repaid our $450 million, 6.15 percent senior notes, with a combination of cash on hand and short-term borrowings.

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

ONEOK - ONEOK and its affiliates owned all of the Class B units, 41.3 million common units and the entire 2 percent general partner interest in us, which together constituted a 41.2 percent ownership interest in us at September 30, 2016.

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

We have an “at-the-market” equity program for the offer and sale from time to time of our common units, up to an aggregate amount of $650 million. The program allows us to offer and sell our common units at prices we deem appropriate through a sales agent. Sales of common units are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common units under the program. At September 30, 2016, we had approximately $138 million of registered common units available for issuance through our “at-the-market” equity program.

During the three and nine months ended September 30, 2016, no common units were sold through our “at-the-market” equity program.

During the nine months ended September 30, 2015, we sold 10.5 million common units through our “at-the-market” equity program, including the units sold to funds managed by Kayne Anderson Capital Advisors in the offering discussed above. The net proceeds, including ONEOK Partners GP’s contribution to maintain its 2 percent general partner interest in us, were approximately $381.6 million, which were used for general partnership purposes, including repayment of commercial paper borrowings.

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

Cash Distributions - In October 2016, our general partner declared a cash distribution of $0.79 per unit ($3.16 per unit on an annualized basis) for the third quarter 2016, which will be paid on November 14, 2016, to unitholders of record at the close of business on October 31, 2016.

The following table sets forth our distributions paid during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Thousands, except per unit amounts)
Distribution per unit	$0.79	$0.79	$2.37	$2.37

General partner distributions	$6,660	$6,081	$19,980	$17,950
Incentive distributions	100,538	91,794	301,614	270,962
Distributions to general partner	107,198	97,875	321,594	288,912
Limited partner distributions to ONEOK	90,323	73,302	270,969	219,907
Limited partner distributions to other unitholders	135,480	132,862	406,439	388,655
Total distributions paid	$333,001	$304,039	$999,002	$897,474

Distributions are declared and paid within 45 days of the completion of each quarter. The following table sets forth our distributions declared for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Thousands, except per unit amounts)
Distribution per unit	$0.79	$0.79	$2.37	$2.37

General partner distributions	$6,660	$6,660	$19,980	$18,696
Incentive distributions	100,538	100,538	301,614	282,221
Distributions to general partner	107,198	107,198	321,594	300,917
Limited partner distributions to ONEOK	90,323	90,323	270,969	236,927
Limited partner distributions to other unitholders	135,480	135,480	406,439	396,925
Total distributions declared	$333,001	$333,001	$999,002	$934,769

G.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the balance in accumulated other comprehensive loss for the period indicated:

	Unrealized Gains (Losses) on Risk- Management Assets/Liabilities	Unrealized Gains (Losses) on Risk- Management Assets/Liabilities of Unconsolidated Affiliates	Accumulated Other Comprehensive Loss
	(Thousands of dollars)
January 1, 2016	$(111,357)	$(1,925)	$(113,282)
Other comprehensive income (loss) before reclassifications	(98,613)	(12,071)	(110,684)
Amounts reclassified from accumulated other comprehensive loss	(17,787)	—	(17,787)
Net current-period other comprehensive income (loss) attributable to ONEOK Partners	(116,400)	(12,071)	(128,471)
September 30, 2016	$(227,757)	$(13,996)	$(241,753)

The following table sets forth the effect of reclassifications from accumulated other comprehensive loss in our Consolidated Statements of Income for the periods indicated:

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended		Nine Months Ended		Affected Line Item in the Consolidated Statements of Income
	September 30,		September 30,
	2016	2015	2016	2015
	(Thousands of dollars)
Unrealized gains (losses) on risk-management assets/liabilities
Commodity contracts	$908	$22,770	$29,456	$54,020	Commodity sales revenues
Interest-rate contracts	(3,925)	(3,676)	(11,669)	(10,235)	Interest expense
Total reclassifications for the period attributable to ONEOK Partners	$(3,017)	$19,094	$17,787	$43,785	Net income attributable to ONEOK Partners

H.	LIMITED PARTNERS’ NET INCOME PER UNIT

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

I.	UNCONSOLIDATED AFFILIATES

Equity in Net Earnings from Investments - The following table sets forth our equity in net earnings from investments for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Thousands of dollars)
Northern Border Pipeline	$17,854	$16,156	$52,251	$51,131
Overland Pass Pipeline Company	13,886	10,538	40,798	27,048
Other	3,415	5,550	7,392	15,026
Equity in net earnings from investments	$35,155	$32,244	$100,441	$93,205

Unconsolidated Affiliates Financial Information - The following table sets forth summarized combined financial information of our unconsolidated affiliates for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Thousands of dollars)
Income Statement
Operating revenues	$143,967	$135,474	$423,170	$390,793
Operating expenses	$66,490	$64,786	$191,863	$178,324
Net income	$72,672	$67,121	$214,129	$196,123

Distributions paid to us	$40,822	$36,370	$149,399	$117,153

We incurred expenses in transactions with unconsolidated affiliates of $36.4 million and $28.4 million for the three months ended September 30, 2016 and 2015, respectively, and $105.3 million and $74.2 million for the nine months ended September 30, 2016 and 2015, respectively, primarily related to Overland Pass Pipeline Company and Northern Border Pipeline. Accounts payable to our equity-method investees at September 30, 2016, and December 31, 2015, were $11.5 million and $8.0 million, respectively.

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

Roadrunner Gas Transmission - In March 2015, we entered into a 50-50 joint venture with a subsidiary of Fermaca Infrastructure B.V. (Fermaca), a Mexico City-based natural gas infrastructure company, to construct a pipeline to transport natural gas from the Permian Basin in West Texas to the Mexican border near El Paso, Texas. During the nine months ended September 30, 2016, we made contributions of approximately $55 million to Roadrunner, and we expect to contribute approximately $10 million to Roadrunner during the remainder of 2016.

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

ONEOK and its affiliates provide a variety of services to us under the Services Agreement, including cash management and financial services, employee benefits provided through ONEOK’s benefit plans, legal and administrative services, insurance and office space leased in ONEOK’s headquarters building and other field locations. Where costs are incurred specifically on behalf of one of our affiliates, the costs are billed directly to us by ONEOK. In other situations, the costs may be allocated to us through a variety of methods, depending upon the nature of the expenses and activities. For the three months ended September 30, 2016 and 2015, $95.2 million and $89.3 million, respectively, of our operating expenses were incurred with ONEOK and its affiliates. For the nine months ended September 30, 2016 and 2015, $285.1 million and $265.6 million, respectively, of our operating expenses were incurred with ONEOK and its affiliates.

ONEOK Partners GP made additional general partner contributions to us of approximately $21.0 million during the nine months ended September 30, 2015. See Note F for additional information about cash distributions paid to ONEOK for its general partner and limited partner interests.

We have an operating agreement with Roadrunner that provides for reimbursement or payment to us for management services and certain operating costs. Charges to Roadrunner included in operating income in our Consolidated Statements of Income for the three and nine months ended September 30, 2016, were $2.5 million and $6.9 million, respectively. Charges to Roadrunner for the three and nine months ended September 30, 2015, were not material.

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

Accounting Policies - The accounting policies of the segments are described in Note A of the Notes to Consolidated Financial Statements in our Annual Report. Our chief operating decision-maker reviews the financial performance of each of our three segments, as well as the financial performance of the Partnership as a whole, on a regular basis. Beginning in 2016, adjusted EBITDA by segment, a non-GAAP financial measure, is utilized in this evaluation. We believe this non-GAAP financial measure is useful to investors because it is used by many companies in our industry as a measurement of financial performance and is commonly employed by financial analysts and others to evaluate our financial performance and to compare our financial performance with the performance of other publicly traded partnerships within our industry. Adjusted EBITDA is defined as net income adjusted for interest expense, depreciation and amortization, noncash impairment charges, income taxes and AFUDC and other noncash items. Adjusted EBITDA should not be considered an alternative to net income, earnings per unit or any other measure of financial performance presented in accordance with GAAP. Additionally, this calculation may not be comparable with similarly titled measures of other companies. Prior period segment disclosures have been recast to reflect this change.

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

For the three months and nine months ended September 30, 2016 and 2015, we had no single customer from which we received 10 percent or more of our consolidated revenues.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended September 30, 2016	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$361,717	$1,905,273	$90,401	$—	$2,357,391
Intersegment revenues	150,501	133,984	1,676	(286,161)	—
Total revenues	512,218	2,039,257	92,077	(286,161)	2,357,391
Cost of sales and fuel (exclusive of items shown separately below)	336,456	1,694,161	6,870	(285,894)	1,751,593
Operating costs	69,443	79,771	28,373	(188)	177,399
Depreciation and amortization	44,994	40,751	12,057	—	97,802
(Gain) loss on sale of assets	(846)	(5)	(4,894)	—	(5,745)
Operating income	$62,171	$224,579	$49,671	$(79)	$336,342
Equity in net earnings from investments	$2,596	$13,960	$18,599	$—	$35,155
Capital expenditures	$99,649	$30,533	$24,495	$2,405	$157,082
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $299.2 million, of which $253.4 million related to sales within the segment, cost of sales and fuel of $119.6 million and operating income of $118.5 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $61.0 million, cost of sales and fuel of $7.8 million and operating income of $26.0 million.

Three Months Ended September 30, 2015	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$294,948	$1,522,224	$81,246	$—	$1,898,418
Intersegment revenues	139,388	89,230	1,751	(230,369)	—
Total revenues	434,336	1,611,454	82,997	(230,369)	1,898,418
Cost of sales and fuel (exclusive of items shown separately below)	293,681	1,289,682	7,628	(230,182)	1,360,809
Operating costs	61,162	74,464	26,674	(209)	162,091
Depreciation and amortization	37,286	39,317	10,914	—	87,517
(Gain) loss on sale of assets	(132)	498	77	—	443
Operating income	$42,339	$207,493	$37,704	$22	$287,558
Equity in net earnings from investments	$4,350	$10,912	$16,982	$—	$32,244
Capital expenditures	$231,835	$52,807	$14,718	$1,114	$300,474
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $252.8 million, of which $204.7 million related to sales within the segment, cost of sales and fuel of $112.7 million and operating income of $80.3 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $65.1 million, cost of sales and fuel of $7.2 million and operating income of $24.7 million.

Nine Months Ended September 30, 2016	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$971,834	$5,030,820	$262,276	$—	$6,264,930
Intersegment revenues	449,154	367,820	3,843	(820,817)	—
Total revenues	1,420,988	5,398,640	266,119	(820,817)	6,264,930
Cost of sales and fuel (exclusive of items shown separately below)	902,747	4,376,345	15,914	(820,352)	4,474,654
Operating costs	208,353	236,722	85,075	(633)	529,517
Depreciation and amortization	133,258	122,153	34,634	—	290,045
(Gain) loss on sale of assets	(2,331)	(12)	(7,133)	—	(9,476)
Operating income	$178,961	$663,432	$137,629	$168	$980,190
Equity in net earnings from investments	$7,987	$41,211	$51,243	$—	$100,441
Investments in unconsolidated affiliates	$68,735	$470,635	$404,020	$—	$943,390
Total assets	$5,268,161	$8,257,203	$1,912,951	$(118,757)	$15,319,558
Noncontrolling interests in consolidated subsidiaries	$—	$158,352	$—	$—	$158,352
Capital expenditures	$325,820	$85,519	$71,721	$6,298	$489,358
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $878.5 million, of which $742.6 million related to sales within the segment, cost of sales and fuel of $339.1 million and operating income of $354.9 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $172.4 million, cost of sales and fuel of $19.1 million and operating income of $72.9 million.

Nine Months Ended September 30, 2015	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$862,462	$4,726,617	$241,605	$—	$5,830,684
Intersegment revenues	487,559	229,804	5,053	(722,416)	—
Total revenues	1,350,021	4,956,421	246,658	(722,416)	5,830,684
Cost of sales and fuel (exclusive of items shown separately below)	947,539	4,054,039	28,059	(721,871)	4,307,766
Operating costs	193,922	234,120	79,156	(336)	506,862
Depreciation and amortization	109,035	118,044	32,484	—	259,563
(Gain) loss on sale of assets	(328)	579	76	—	327
Operating income	$99,853	$549,639	$106,883	$(209)	$756,166
Equity in net earnings from investments	$13,511	$27,585	$52,109	$—	$93,205
Investments in unconsolidated affiliates	$253,548	$484,403	$399,108	$—	$1,137,059
Total assets	$5,206,987	$8,041,064	$1,845,232	$(62,239)	$15,031,044
Noncontrolling interests in consolidated subsidiaries	$4,066	$161,210	$—	$—	$165,276
Capital expenditures	$692,570	$185,360	$39,923	$11,017	$928,870
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $690.1 million, of which $556.4 million related to sales within the segment, cost of sales and fuel of $297.3 million and operating income of $218.8 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $198.5 million, cost of sales and fuel of $22.6 million and operating income of $77.8 million.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2016	2015	2016	2015
	(Thousands of dollars)
Segment Adjusted EBITDA:
Natural Gas Gathering and Processing	$109,837	$82,718	$320,170	$221,298
Natural Gas Liquids	279,256	255,745	826,036	692,991
Natural Gas Pipelines	80,304	65,166	223,185	201,112
Other	(42)	53	358	(144)
Depreciation and amortization	(97,802)	(87,517)	(290,045)	(259,563)
Interest expense, net of capitalized interest	(92,521)	(86,666)	(278,339)	(253,867)
Income tax (expense) benefit	(3,681)	156	(8,079)	(5,080)
AFUDC and other	60	10	375	(8,440)
Net income	$275,411	$229,665	$793,661	$588,307

M.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Condensed Consolidating Statements of Income

	Three Months Ended September 30, 2016
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$1,840.5	$—	$1,840.5
Services	—	—	516.9	—	516.9
Total revenues	—	—	2,357.4	—	2,357.4
Cost of sales and fuel (exclusive of items shown separately below)	—	—	1,751.6	—	1,751.6
Operating expenses	—	—	275.2	—	275.2
(Gain) loss on sale of assets	—	—	(5.7)	—	(5.7)
Operating income	—	—	336.3	—	336.3
Equity in net earnings from investments	274.3	274.3	17.3	(530.7)	35.2
Other income (expense), net	95.3	95.3	0.1	(190.6)	0.1
Interest expense, net	(95.3)	(95.3)	(92.5)	190.6	(92.5)
Income before income taxes	274.3	274.3	261.2	(530.7)	279.1
Income taxes	—	—	(3.7)	—	(3.7)
Net income	274.3	274.3	257.5	(530.7)	275.4
Less: Net income attributable to noncontrolling interests	—	—	1.1	—	1.1
Net income attributable to ONEOK Partners, L.P.	$274.3	$274.3	$256.4	$(530.7)	$274.3

	Three Months Ended September 30, 2015
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$1,484.3	$—	$1,484.3
Services	—	—	414.1	—	414.1
Total revenues	—	—	1,898.4	—	1,898.4
Cost of sales and fuel (exclusive of items shown separately below)	—	—	1,360.8	—	1,360.8
Operating expenses	—	—	249.6	—	249.6
(Gain) loss on sale of assets	—	—	0.4	—	0.4
Operating income	—	—	287.6	—	287.6
Equity in net earnings from investments	227.0	227.0	16.1	(437.9)	32.2
Other income (expense), net	94.4	94.4	(3.6)	(188.8)	(3.6)
Interest expense, net	(94.4)	(94.4)	(86.7)	188.8	(86.7)
Income before income taxes	227.0	227.0	213.4	(437.9)	229.5
Income tax (expense) benefit	—	—	0.2	—	0.2
Net income	227.0	227.0	213.6	(437.9)	229.7
Less: Net income attributable to noncontrolling interests	—	—	2.7	—	2.7
Net income attributable to ONEOK Partners, L.P.	$227.0	$227.0	$210.9	$(437.9)	$227.0

	Nine Months Ended September 30, 2016
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$4,757.3	$—	$4,757.3
Services	—	—	1,507.6	—	1,507.6
Total revenues	—	—	6,264.9	—	6,264.9
Cost of sales and fuel (exclusive of items shown separately below)	—	—	4,474.7	—	4,474.7
Operating expenses	—	—	819.5	—	819.5
(Gain) loss on sale of assets	—	—	(9.5)	—	(9.5)
Operating income	—	—	980.2	—	980.2
Equity in net earnings from investments	789.3	789.3	48.2	(1,526.4)	100.4
Other income (expense), net	284.6	284.6	(0.6)	(569.2)	(0.6)
Interest expense, net	(284.6)	(284.6)	(278.3)	569.2	(278.3)
Income before income taxes	789.3	789.3	749.5	(1,526.4)	801.7
Income taxes	—	—	(8.0)	—	(8.0)
Net income	789.3	789.3	741.5	(1,526.4)	793.7
Less: Net income attributable to noncontrolling interests	—	—	4.4	—	4.4
Net income attributable to ONEOK Partners, L.P.	$789.3	$789.3	$737.1	$(1,526.4)	$789.3

	Nine Months Ended September 30, 2015
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$4,642.3	$—	$4,642.3
Services	—	—	1,188.4	—	1,188.4
Total revenues	—	—	5,830.7	—	5,830.7
Cost of sales and fuel (exclusive of items shown separately below)	—	—	4,307.8	—	4,307.8
Operating expenses	—	—	766.4	—	766.4
(Gain) loss on sale of assets	—	—	0.3	—	0.3
Operating income	—	—	756.2	—	756.2
Equity in net earnings from investments	582.3	582.3	42.1	(1,113.5)	93.2
Other income (expense), net	276.5	276.5	(2.1)	(553.0)	(2.1)
Interest expense, net	(276.5)	(276.5)	(253.9)	553.0	(253.9)
Income before income taxes	582.3	582.3	542.3	(1,113.5)	593.4
Income taxes	—	—	(5.1)	—	(5.1)
Net income	582.3	582.3	537.2	(1,113.5)	588.3
Less: Net income attributable to noncontrolling interests	—	—	6.0	—	6.0
Net income attributable to ONEOK Partners, L.P.	$582.3	$582.3	$531.2	$(1,113.5)	$582.3

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended September 30, 2016
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$274.3	$274.3	$257.5	$(530.7)	$275.4
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	8.6	7.6	7.6	(15.2)	8.6
Realized (gains) losses on derivatives recognized in net income	3.0	(0.9)	(0.9)	1.8	3.0
Other comprehensive income (loss) on investments in unconsolidated affiliates	(0.7)	(0.7)	(0.7)	1.4	(0.7)
Total other comprehensive income (loss)	10.9	6.0	6.0	(12.0)	10.9
Comprehensive income	285.2	280.3	263.5	(542.7)	286.3
Less: Comprehensive income attributable to noncontrolling interests	—	—	1.1	—	1.1
Comprehensive income attributable to ONEOK Partners, L.P.	$285.2	$280.3	$262.4	$(542.7)	$285.2

	Three Months Ended September 30, 2015
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$227.0	$227.0	$213.6	$(437.9)	$229.7
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	15.9	36.6	36.6	(73.2)	15.9
Realized (gains) losses on derivatives recognized in net income	(19.1)	(22.8)	(22.8)	45.6	(19.1)
Total other comprehensive income (loss)	(3.2)	13.8	13.8	(27.6)	(3.2)
Comprehensive income	223.8	240.8	227.4	(465.5)	226.5
Less: Comprehensive income attributable to noncontrolling interests	—	—	2.7	—	2.7
Comprehensive income attributable to ONEOK Partners, L.P.	$223.8	$240.8	$224.7	$(465.5)	$223.8

	Nine Months Ended September 30, 2016
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$789.3	$789.3	$741.5	$(1,526.4)	$793.7
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	(98.6)	(39.4)	(39.4)	78.8	(98.6)
Realized (gains) losses on derivatives recognized in net income	(17.8)	(29.5)	(29.5)	59.0	(17.8)
Other comprehensive income (loss) on investments in unconsolidated affiliates	(12.1)	(12.1)	(12.1)	24.2	(12.1)
Total other comprehensive income (loss)	(128.5)	(81.0)	(81.0)	162.0	(128.5)
Comprehensive income	660.8	708.3	660.5	(1,364.4)	665.2
Less: Comprehensive income attributable to noncontrolling interests	—	—	4.4	—	4.4
Comprehensive income attributable to ONEOK Partners, L.P.	$660.8	$708.3	$656.1	$(1,364.4)	$660.8

	Nine Months Ended September 30, 2015
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$582.3	$582.3	$537.2	$(1,113.5)	$588.3
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	21.4	47.7	47.7	(95.4)	21.4
Realized (gains) losses on derivatives recognized in net income	(43.8)	(54.0)	(54.0)	108.0	(43.8)
Total other comprehensive income (loss)	(22.4)	(6.3)	(6.3)	12.6	(22.4)
Comprehensive income	559.9	576.0	530.9	(1,100.9)	565.9
Less: Comprehensive income attributable to noncontrolling interests	—	—	6.0	—	6.0
Comprehensive income attributable to ONEOK Partners, L.P.	$559.9	$576.0	$524.9	$(1,100.9)	$559.9

Condensed Consolidating Balance Sheets

	September 30, 2016
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$—	$5.5	$—	$—	$5.5
Accounts receivable, net	—	—	737.1	—	737.1
Affiliate receivables	—	—	0.3	—	0.3
Natural gas and natural gas liquids in storage	—	—	217.8	—	217.8
Other current assets	—	—	168.1	—	168.1
Total current assets	—	5.5	1,123.3	—	1,128.8
Property, plant and equipment
Property, plant and equipment	—	—	14,718.6	—	14,718.6
Accumulated depreciation and amortization	—	—	2,302.8	—	2,302.8
Net property, plant and equipment	—	—	12,415.8	—	12,415.8
Investments and other assets
Intercompany notes receivable	10,643.6	7,364.9	—	(18,008.5)	—
Other assets	3,303.3	6,576.5	1,442.5	(9,547.3)	1,775.0
Total investments and other assets	13,946.9	13,941.4	1,442.5	(27,555.8)	1,775.0
Total assets	$13,946.9	$13,946.9	$14,981.6	$(27,555.8)	$15,319.6
Liabilities and equity
Current liabilities
Current maturities of long-term debt	$450.0	$—	$7.7	$—	$457.7
Short-term borrowings	693.5	—	—	—	693.5
Accounts payable	—	—	701.5	—	701.5
Affiliate payables	—	—	19.1	—	19.1
Other current liabilities	134.0	—	280.5	—	414.5
Total current liabilities	1,277.5	—	1,008.8	—	2,286.3

Intercompany debt	—	10,643.6	7,364.9	(18,008.5)	—

Long-term debt, excluding current maturities	6,653.1	—	38.5	—	6,691.6

Deferred credits and other liabilities	21.3	—	167.0	—	188.3

Commitments and contingencies

Equity
Equity excluding noncontrolling interests in consolidated subsidiaries	5,995.0	3,303.3	6,244.0	(9,547.3)	5,995.0
Noncontrolling interests in consolidated subsidiaries	—	—	158.4	—	158.4
Total equity	5,995.0	3,303.3	6,402.4	(9,547.3)	6,153.4
Total liabilities and equity	$13,946.9	$13,946.9	$14,981.6	$(27,555.8)	$15,319.6

	December 31, 2015
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$—	$5.1	$—	$—	$5.1
Accounts receivable, net	—	—	593.4	—	593.4
Affiliate receivables	—	—	8.0	—	8.0
Natural gas and natural gas liquids in storage	—	—	128.1	—	128.1
Other current assets	4.1	—	144.5	—	148.6
Total current assets	4.1	5.1	874.0	—	883.2
Property, plant and equipment
Property, plant and equipment	—	—	14,307.5	—	14,307.5
Accumulated depreciation and amortization	—	—	2,050.7	—	2,050.7
Net property, plant and equipment	—	—	12,256.8	—	12,256.8
Investments and other assets
Intercompany notes receivable	10,144.9	7,781.8	—	(17,926.7)	—
Other assets	3,594.0	5,952.0	1,425.2	(9,183.6)	1,787.6
Total investments and other assets	13,738.9	13,733.8	1,425.2	(27,110.3)	1,787.6
Total assets	$13,743.0	$13,738.9	$14,556.0	$(27,110.3)	$14,927.6
Liabilities and equity
Current liabilities
Current maturities of long-term debt	$100.0	$—	$7.7	$—	$107.7
Short-term borrowings	546.3	—	—	—	546.3
Accounts payable	—	—	605.4	—	605.4
Affiliate payables	—	—	27.1	—	27.1
Other current liabilities	112.5	—	181.4	—	293.9
Total current liabilities	758.8	—	821.6	—	1,580.4

Intercompany debt	—	10,144.9	7,781.8	(17,926.7)	—

Long-term debt, excluding current maturities	6,651.0	—	44.3	—	6,695.3

Deferred credits and other liabilities	—	—	154.6	—	154.6

Commitments and contingencies

Equity
Equity excluding noncontrolling interests in consolidated subsidiaries	6,333.2	3,594.0	5,589.6	(9,183.6)	6,333.2
Noncontrolling interests in consolidated subsidiaries	—	—	164.1	—	164.1
Total equity	6,333.2	3,594.0	5,753.7	(9,183.6)	6,497.3
Total liabilities and equity	$13,743.0	$13,738.9	$14,556.0	$(27,110.3)	$14,927.6

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2016
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Operating activities
Cash provided by operating activities	$998.3	$52.3	$947.8	$(999.0)	$999.4
Investing activities
Capital expenditures	—	—	(489.4)	—	(489.4)
Other investing activities	—	30.0	(23.1)	—	6.9
Cash provided by (used in) investing activities	—	30.0	(512.5)	—	(482.5)
Financing activities
Cash distributions:
General and limited partners	(999.0)	(999.0)	—	999.0	(999.0)
Noncontrolling interests	—	—	(6.1)	—	(6.1)
Intercompany borrowings (advances), net	(493.7)	917.1	(423.4)	—	—
Borrowing (repayment) of short-term borrowings, net	147.2	—	—	—	147.2
Issuance of long-term debt, net of discounts	1,000.0	—	—	—	1,000.0
Debt financing costs	(2.8)	—	—	—	(2.8)
Repayment of long-term debt	(650.0)	—	(5.8)	—	(655.8)
Cash provided by (used in) financing activities	(998.3)	(81.9)	(435.3)	999.0	(516.5)
Change in cash and cash equivalents	—	0.4	—	—	0.4
Cash and cash equivalents at beginning of period	—	5.1	—	—	5.1
Cash and cash equivalents at end of period	$—	$5.5	$—	$—	$5.5

	Nine Months Ended September 30, 2015
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Operating activities
Cash provided by operating activities	$853.0	$51.1	$740.5	$(897.5)	$747.1
Investing activities
Capital expenditures	—	—	(928.9)	—	(928.9)
Other investing activities	—	17.4	(29.2)	—	(11.8)
Cash provided by (used in) investing activities	—	17.4	(958.1)	—	(940.7)
Financing activities
Cash distributions:
General and limited partners	(897.5)	(897.5)	—	897.5	(897.5)
Noncontrolling interests	—	—	(8.2)	—	(8.2)
Intercompany borrowings (advances), net	(1,025.4)	793.8	231.6	—	—
Borrowing (repayment) of short-term borrowings, net	(768.0)	—	—	—	(768.0)
Issuance of long-term debt, net of discounts	798.9	—	—	—	798.9
Debt financing costs	(7.7)	—	—	—	(7.7)
Repayment of long-term debt	—	—	(5.8)	—	(5.8)
Issuance of common units, net of issuance costs	1,025.7	—	—	—	1,025.7
Contribution from general partner	21.0	—	—	—	21.0
Cash provided by (used in) financing activities	(853.0)	(103.7)	217.6	897.5	158.4
Change in cash and cash equivalents	—	(35.2)	—	—	(35.2)
Cash and cash equivalents at beginning of period	—	42.5	—	—	42.5
Cash and cash equivalents at end of period	$—	$7.3	$—	$—	$7.3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have a predominantly fee-based business in each of our three reportable segments and expect our consolidated earnings to be approximately 85 percent fee-based in 2016. We continue to expect demand for midstream nondiscretionary services and infrastructure development to be primarily driven by producers who need to connect production with end-use markets where current infrastructure is insufficient or nonexistent. We also expect additional demand for our services to support increased demand for NGL products from the petrochemical industry and NGL exporters and increased demand for natural gas from power plants previously fueled by coal and natural gas exports to Mexico.

We expect our Natural Gas Liquids segment’s earnings to be approximately 90 percent fee-based in 2016. We connected seven third-party natural gas processing plants and our Lonesome Creek processing plant to our natural gas liquids system in 2015 and five third-party natural gas processing plants and our Bear Creek processing plant in the first nine months of 2016, favorably impacting our Natural Gas Liquids segment’s fee-based volume growth. In this segment, we are well-positioned to capture future increases in NGL transportation and fractionation volumes due to increased demand in the petrochemical industry from the expected completion of ethylene production projects and NGL export activity without significant additional infrastructure needs or capital spending on our system.

Ethane rejection levels by natural gas processors delivering to our natural gas liquids gathering system have continued to fluctuate and averaged more than 175 MBbl/d during the first nine months of 2016, primarily in the Mid-Continent region. While the volume of ethane recovered increased modestly during the nine months ended September 30, 2016, compared with the same period in 2015, a portion of the fees associated with those volumes gathered and fractionated was previously being earned under contracts with minimum volume obligations. We expect ethane rejection levels to continue to fluctuate for the remainder of 2016 and into 2017 as the market begins to balance ethane supply and demand and with changes in the price differentials between ethane and natural gas. We expect ethane recovery levels to increase as ethylene producers and NGL exporters increase their capacity to consume and export additional ethane feedstock volumes. Ethane demand is expected to ramp up as new world-scale ethylene production projects, petrochemical plant modifications, plant expansions and export facilities near completion and begin coming on line in 2017. We expect increases in future ethane recoveries to have a favorable impact on our financial results, beginning primarily in the second half of 2017.

In 2015, our Natural Gas Gathering and Processing segment restructured many POP with fee contracts associated with a significant amount of our gathered volumes to increase the fee component in the contracts. These restructured contracts and increased natural gas gathered and processed volumes favorably impacted our results in the first nine months of 2016, and we expect to continue to receive the benefit of the improved earnings from these contracts and volumes. In the first nine months of 2016, our Natural Gas Gathering and Processing segment’s fee revenues averaged 73 cents per MMBtu, compared with an average of 39 cents per MMBtu in the same period in 2015. As a result of these restructured contracts, we expect our Natural Gas Gathering and Processing segment’s earnings to be more than 75 percent fee-based in 2016. To mitigate the impact of our remaining commodity price exposure, we have hedged a significant portion of our Natural Gas Gathering and Processing segment’s commodity price risk for 2016 and 2017 and have begun hedging commodity price risk for 2018.

With the emerging STACK and SCOOP areas in Oklahoma, we expect increasing producer activity in the Mid-Continent. We have a strong presence in the region, with our Natural Gas Liquids segment’s gathering system connected to more than 100 third-party natural gas processing plants, our Natural Gas Gathering and Processing segment’s substantial acreage dedications in some of the most productive areas and our Natural Gas Pipelines segment’s broad footprint. We expect well completions in these areas to begin to ramp up in late 2016 and early 2017. As producers continue to develop the STACK and SCOOP areas, we expect natural gas and NGL volumes to increase in 2017, compared with expected 2016 volumes, and increased demand for our services from producers that need incremental takeaway capacity for natural gas and NGLs out of the region.

Many of our producer customers continue to drill and complete new wells in the most productive areas of the Williston Basin. A significant portion of our Williston Basin gathering and processing assets are located in these areas, which typically produce at higher initial production rates compared with other areas and have higher natural gas to oil ratios. Our natural gas volumes gathered and processed and NGL volumes gathered and fractionated increased in the first nine months of 2016, compared with the same period in 2015, due primarily to the completion of six compressor stations during 2015, the addition of the 200 MMcf/d Lonesome Creek plant in the fourth quarter 2015 and our 80 MMcf/d Bear Creek plant in the third quarter 2016, which allowed us to capture a significant portion of natural gas volumes previously being flared by producers in the Williston Basin. Additionally, we expect to benefit from production from new wells drilled on our dedicated acreage in the Williston Basin and wells that have been drilled previously but have not yet been completed. In 2017, we expect volume growth in the Williston Basin from the projects and production activities discussed above to be offset by natural production declines, which may cause our natural gas and NGL volumes from this basin to be relatively unchanged in 2017, compared with expected 2016 volumes in our Natural Gas Gathering and Processing and Natural Gas Liquids segments.

We expect our Natural Gas Pipelines segment’s earnings to be approximately 96 percent fee-based in 2016. This segment continues to develop new projects to grow our fee-based earnings, such as our Roadrunner joint venture and WesTex expansion project, both of which are fully subscribed with 25-year firm, fee-based agreements. We expect additional demand for our services to deliver natural gas to power plants previously fueled by coal and to support increased demand for natural gas exports to Mexico. Our Natural Gas Pipelines segment’s contracts are primarily with large creditworthy companies and include fixed fee or firm demand charge agreements that provide a minimum level of revenues regardless of commodity prices or volumetric throughput.

We expect the current lower commodity price environment to continue throughout 2016 and into 2017, impacting our net realized prices for natural gas, NGLs and condensate, and our financial results. If the low commodity price environment persists for a prolonged period or prices decline further, volumes across our assets may grow more slowly than in the past or decline.

Growth Projects - Crude oil and natural gas producers continue to drill for crude oil and NGL-rich natural gas in many regions where we have operations, including in the Bakken Shale and Three Forks formations in the Williston Basin; in the STACK and SCOOP areas, Cana-Woodford Shale, Woodford Shale and Springer Shale in the Mid-Continent region; and in the Permian Basin. We completed our Bear Creek processing plant and infrastructure project and our Stateline de-ethanizers project in August and September 2016, respectively. These projects expand our natural gas gathering and processing and natural gas liquids gathering infrastructure in the Williston Basin to capture natural gas from new wells and natural gas currently being flared by producers, and supply ethane produced by our Stateline de-ethanizers to customers exporting to Canada. In our Natural Gas Pipelines segment, Phase II of the Roadrunner pipeline and the WesTex pipeline expansion project were completed in October 2016, ahead of original schedule and below cost estimates. Both projects are fully subscribed with 25-year firm, fee-based agreements. Through our Roadrunner joint venture, the Roadrunner pipeline transports natural gas from the Permian Basin in West Texas to the Mexican border near El Paso, Texas, and together with our WesTex intrastate natural gas transmission pipeline, creates a platform for future opportunities to deliver natural gas supply to Mexico. Phase I of the Roadrunner pipeline was completed in March 2016. The execution of these capital investments aligns with our strategy to generate consistent growth and sustainable earnings through long-term fee-based projects. Our contractual commitments from crude oil and natural gas producers, natural gas processors and electric generators are expected to provide incremental cash flows and long-term fee-based earnings.

See additional discussion of our other growth projects in the “Financial Results and Operating Information” section in our Natural Gas Gathering and Processing, Natural Gas Liquids and Natural Gas Pipelines segments.

In addition to our growth projects, we have available capacity on our integrated system to grow fee-based earnings with minimal capital investment, particularly in our Natural Gas Liquids segment. Our Natural Gas Gathering and Processing and Natural Gas Liquids segments are well-positioned to capture future increases in volumes from the highly productive STACK and SCOOP areas in Oklahoma, where we expect an increase in producer activity in the remainder of 2016 and into 2017. Our Natural Gas Liquids segment is connected to more than 100 third-party natural gas processing plants in the Mid-Continent and is one of the primary NGL takeaway providers for these emerging areas. Additionally, in our Natural Gas Liquids segment, we expect approximately 175 MBbl/d to 200 MBbl/d of future ethane recoveries that can be brought onto our system with no additional capital expenditures required. In our Natural Gas Gathering and Processing segment, we have approximately 200 MMcf/d and 150 MMcf/d of available processing capacity in the Williston Basin and Mid-Continent region, respectively.

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

Cash Distributions - In October 2016, our general partner declared a cash distribution of $0.79 per unit ($3.16 per unit on an annualized basis) for the third quarter 2016, which will be paid on November 14, 2016, to unitholders of record as of the close of business on October 31, 2016.

Debt Issuance - In January 2016, we entered into the $1.0 billion senior unsecured Term Loan Agreement with a syndicate of banks that matures in January 2019 and drew the full $1.0 billion available in the first quarter 2016. See Note E of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

Goodwill Impairment Test - As the commodity price environment has remained relatively unchanged since 2015, we elected to perform a quantitative assessment, or Step 1 analysis, to test our goodwill for impairment. The assessment included our current commodity price assumptions, expected contractual terms, anticipated operating costs and volume estimates. Our goodwill impairment analysis performed as of July 1, 2016, did not result in an impairment charge nor did our analysis reflect any reporting units at risk. In each reporting unit, the fair value substantially exceeded the carrying value. Subsequent to that date, no event has occurred indicating that the implied fair value of each of our reporting units is less than the carrying value of its net assets.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2016 vs. 2015		2016 vs. 2015
Financial Results	2016	2015	2016	2015	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Revenues
Commodity sales	$1,840.5	$1,484.3	$4,757.3	$4,642.3	$356.2	24%	$115.0	2%
Services	516.9	414.1	1,507.6	1,188.4	102.8	25%	319.2	27%
Total revenues	2,357.4	1,898.4	6,264.9	5,830.7	459.0	24%	434.2	7%
Cost of sales and fuel (exclusive of items shown separately below)	1,751.6	1,360.8	4,474.7	4,307.8	390.8	29%	166.9	4%
Operating costs	177.4	162.1	529.5	506.9	15.3	9%	22.6	4%
Depreciation and amortization	97.8	87.5	290.0	259.5	10.3	12%	30.5	12%
(Gain) loss on sale of assets	(5.7)	0.4	(9.5)	0.3	6.1	*	9.8	*
Operating income	$336.3	$287.6	$980.2	$756.2	$48.7	17%	$224.0	30%
Equity in net earnings from investments	$35.2	$32.2	$100.4	$93.2	$3.0	9%	$7.2	8%
Interest expense, net of capitalized interest	$(92.5)	$(86.7)	$(278.3)	$(253.9)	$5.8	7%	$24.4	10%
Adjusted EBITDA	$469.4	$403.7	$1,369.7	$1,115.3	$65.7	16%	$254.4	23%
Capital expenditures	$157.1	$300.5	$489.4	$928.9	$(143.4)	(48%)	$(439.5)	(47%)
* Percentage change is greater than 100 percent.
See Reconciliation of Adjusted EBITDA to Net Income in the “Adjusted EBITDA” section.

Due to the nature of our contracts, changes in commodity prices and sales volumes affect both commodity sales and cost of sales and fuel in our Consolidated Statements of Income and therefore the impact is largely offset between the two line items.

Operating income increased for the three and nine months ended September 30, 2016, compared with the same periods in 2015, due primarily to higher natural gas and NGL volumes from our completed capital-growth projects in our Natural Gas Gathering and Processing and Natural Gas Liquids segments, new plant connections and increased ethane recovery in our Natural Gas Liquids segment, and higher fees resulting from contract restructuring in our Natural Gas Gathering and Processing segment. These increases were offset partially by lower net realized NGL and natural gas prices in our Natural Gas Gathering and Processing segment, higher depreciation expense due to projects completed in 2015, higher costs associated with the growth of our operations in the Natural Gas Gathering and Processing segment and higher employee-related costs associated with incentive and medical benefit plans in all three of our segments.

Equity in net earnings from investments increased for the three and nine months ended September 30, 2016, compared with the same periods in 2015, due primarily to higher volumes delivered to Overland Pass Pipeline from our Bakken NGL Pipeline, offset partially by lower equity earnings from our Powder River Basin equity investments.

Interest expense increased for the three months ended September 30, 2016, compared with the same period in 2015, primarily as a result of higher interest costs incurred associated with our borrowing under the Term Loan Agreement during the first quarter 2016, higher short-term borrowing rates and lower capitalized interest due to lower spending on capital-growth projects. Interest expense increased for the nine months ended September 30, 2016, compared with the same period in 2015, primarily as a result of the items discussed above and higher interest costs incurred associated with our issuance of $800 million of senior notes in March 2015.

Adjusted EBITDA increased for the three and nine months ended September 30, 2016, compared with the same periods in 2015, due primarily to higher natural gas gathered and NGL volumes from our completed capital-growth projects in our Natural Gas Gathering and Processing and Natural Gas Liquids segments, new plant connections and increased ethane recovery in our Natural Gas Liquids segment, and higher fees resulting from contract restructuring in our Natural Gas Gathering and Processing segment. These increases were offset partially by lower net realized NGL and natural gas prices in our Natural Gas Gathering and Processing segment, higher costs associated with the growth of our operations in the Natural Gas Gathering and Processing segment and higher employee-related costs associated with incentive and medical benefit plans in all three of our segments.

Capital expenditures decreased for the three and nine months ended September 30, 2016, compared with the same periods in 2015, due to projects placed in service in 2015, spending reductions to align with customer needs and lower well connect activities in our Natural Gas Gathering and Processing segment due to a reduction in drilling and completion activity.

Additional information regarding our financial results and operating information is provided in the following discussion for each of our segments.

Natural Gas Gathering and Processing

Overview - Our Natural Gas Gathering and Processing segment provides nondiscretionary services to contracted producers in North Dakota, Montana, Wyoming, Kansas and Oklahoma. We provide exploration and production companies with gathering and processing services that allow them to move their raw (unprocessed) natural gas to market. Raw natural gas is gathered, compressed and transported through pipelines to our processing facilities. In order for the raw natural gas to be accepted by the downstream market, it must have contaminants removed, such as water, nitrogen and carbon dioxide, as well as NGLs separated for further processing. Processed natural gas, usually referred to as residue natural gas, is then recompressed and delivered to natural gas pipelines and end users. The separated NGLs are in a mixed, unfractionated form and are sold and delivered through natural gas liquids pipelines to fractionation facilities for further separation.

We gather and process natural gas in the Williston Basin, which is located in portions of North Dakota and Montana, including the oil-producing, NGL-rich Bakken Shale and Three Forks formation, and is our most active region with continued volume growth and additional gathering and processing infrastructure needs. Our Mid-Continent region consists of Western Oklahoma, which includes the NGL-rich STACK and SCOOP areas, Cana-Woodford Shale, Woodford Shale, Springer Shale and the Mississippian Lime; and Southwest Kansas, which includes the Hugoton Basin, Central Kansas Uplift Basin and the Mississippian Lime. The Powder River Basin is primarily located in Wyoming, which includes the NGL-rich Niobrara Shale and Frontier, Turner and Sussex formations where our Sage Creek system provides gathering and processing services to customers in the southeast portion of Wyoming.

Revenues for this segment are derived primarily from POP contracts with fee components and fee-only contracts. Under a POP contract with fee components, we charge fees for gathering, treating, compressing and processing the producer’s natural gas, and retain a percentage of the proceeds from the sale of residue natural gas, condensate and/or NGLs. Over time as these contracts are renewed or restructured, we have generally increased the fee components and reduced the percent of proceeds retained from the sale of the commodities. Additionally, under certain POP with fee contracts our fee revenues may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds. With a fee-only contract, we are paid a fee for the services we provide, based on volumes gathered, processed, treated and/or compressed.

We have restructured many of our contracts to significantly increase our fees, and as a result of these restructured contracts, we expect our Natural Gas Gathering and Processing segment’s earnings to be more than 75 percent fee-based in 2016. These restructured contracts favorably impacted our results for the three and nine months ended September 30, 2016, and we expect to continue to receive the benefit of improved earnings from these contracts. Our NGLs, natural gas and crude oil commodity price sensitivity in this segment has continued to decrease in 2016 as a result of these restructured contracts. Additionally, we use commodity derivative instruments and physical-forward contracts to reduce our near-term sensitivity to fluctuations in the natural gas, crude oil and NGL commodity prices under POP with fee contracts. We will continue to seek opportunities to increase our fee-based earnings and reduce our commodity price exposure.

Our natural gas gathered and processed volumes in the Williston Basin increased for the nine months ended September 30, 2016, compared with the same period in 2015, despite the reductions in producer drilling activity, due to the following:

•
the opportunity to capture additional natural gas currently being flared by producers through natural gas compression and processing capacity placed in service in late 2015 and projects completed in 2016;

•
producers focusing their drilling and completion in the most productive areas in which we have significant gathering and processing assets, which typically produce at higher initial production rates compared with other areas and have higher natural gas to oil ratios; and

•	continued improvements in production by producers due to enhanced completion techniques and more efficient drilling rigs.

In the Mid-Continent region, our producer customers continue to focus their drilling and completion activities in the core STACK, SCOOP and Cana-Woodford areas of Oklahoma, and recent wells have shown strong results; however, several large multi-well pads previously scheduled to be completed in late 2015 and early 2016 have been delayed until fourth quarter 2016 or early 2017.

Growth Projects - Our Natural Gas Gathering and Processing segment invested in growth projects in NGL-rich areas in the Williston Basin, STACK and SCOOP areas, Cana-Woodford Shale, Woodford Shale and Springer Shale that we expect will enable us to meet the needs of crude oil and natural gas producers in those areas. Nearly all of the new natural gas production in these areas is from horizontally drilled wells in nonconventional resource areas. These wells tend to produce volumes at higher initial production rates resulting generally in higher initial decline rates than conventional vertical wells; however, the decline rates flatten out over time. These wells are expected to have long productive lives.

In 2015 and 2016, we completed the following projects:

Completed Projects	Location	Capacity	Approximate Costs (a)	Completion Date
			(In millions)
Rocky Mountain Region
Lonesome Creek processing plant and infrastructure	Williston Basin	200 MMcf/d	$600	November 2015
Sage Creek infrastructure	Powder River Basin	Various	$35	December 2015
Natural gas compression	Williston Basin	100 MMcf/d	$75	December 2015
Bear Creek processing plant and infrastructure	Williston Basin	80 MMcf/d	$230-$250	August 2016
Stateline de-ethanizers	Williston Basin	26 MBbl/d	$85	September 2016
(a) - Excludes AFUDC.

We have the following natural gas processing plants and related infrastructure suspended:

Projects in Progress	Location	Capacity	Approximate Costs (a)	Expected Completion Date
(In millions)
Rocky Mountain Region
Bronco processing plant and infrastructure	Powder River Basin	50 MMcf/d	$130-$200	Suspended
Demicks Lake processing plant and infrastructure	Williston Basin	200 MMcf/d	$475-$670	Suspended
Mid-Continent Region
Knox processing plant and infrastructure	SCOOP	200 MMcf/d	$240-$470	Suspended
Total			$845-$1,340
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

Selected Financial Results - Our Natural Gas Gathering and Processing segment’s financial results for the three and nine months ended September 30, 2016, reflect the benefits from the completed projects in the table above. The lower commodity price environment continues to impact our 2016 financial results but the impact has been mitigated partially by restructured contracts, which became effective primarily in the fourth quarter 2015 and first quarter 2016. Additionally, with current market conditions, crude oil and natural gas producers are focusing their drilling activities in the most productive areas that are most economical to develop and have higher production volumes, which offsets partially the reduction in drilling activity.

The following table sets forth certain selected financial results for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2016 vs. 2015		2016 vs. 2015
Financial Results	2016	2015	2016	2015	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL sales	$134.9	$118.7	$381.9	$423.1	$16.2	14%	$(41.2)	(10%)
Condensate sales	13.8	12.3	41.4	39.9	1.5	12%	1.5	4%
Residue natural gas sales	186.8	211.2	481.1	635.6	(24.4)	(12%)	(154.5)	(24%)
Gathering, compression, dehydration and processing fees and other revenue	176.7	92.1	516.6	251.4	84.6	92%	265.2	*
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	(336.5)	(293.6)	(902.7)	(947.5)	42.9	15%	(44.8)	(5%)
Operating costs	(69.4)	(61.2)	(208.4)	(193.9)	8.2	13%	14.5	7%
Equity in net earnings from investments	2.6	4.4	8.0	13.5	(1.8)	(41%)	(5.5)	(41%)
Other	0.9	(1.2)	2.3	(0.8)	2.1	*	3.1	*
Adjusted EBITDA	$109.8	$82.7	$320.2	$221.3	$27.1	33%	$98.9	45%
Capital expenditures	$99.6	$231.8	$325.8	$692.6	$(132.2)	(57%)	$(366.8)	(53%)
* Percentage change is greater than 100 percent.
See Reconciliation of Adjusted EBITDA to Net Income in the “Adjusted EBITDA” section.

Due to the nature of our contracts, changes in commodity prices and sales volumes affect commodity sales and cost of sales and fuel and therefore the impact is largely offset between these line items.

Adjusted EBITDA increased $27.1 million for the three months ended September 30, 2016, compared with the same period in 2015, primarily as a result of the following:

•	an increase of $28.8 million due primarily to natural gas volume growth in the Williston Basin, offset partially by volume declines in the Mid-Continent region; and

•
an increase of $27.9 million due primarily to restructured contracts resulting in higher average fee rates, offset partially by a lower percentage of proceeds retained from the sale of commodities under our POP with fee contracts; offset partially by

•	a decrease of $21.7 million due primarily to lower net realized NGL, natural gas and condensate prices; and

•
an increase of $8.2 million in operating costs due primarily to increased labor and materials and supplies related to the growth of our operations resulting from completed capital-growth projects and higher employee-related costs associated with incentive and medical benefit plans.

Adjusted EBITDA increased $98.9 million for the nine months ended September 30, 2016, compared with the same period in 2015, primarily as a result of the following:

•
an increase of $106.4 million due primarily to restructured contracts resulting in higher average fee rates, offset partially by a lower percentage of proceeds retained from the sale of commodities under our POP with fee contracts; and

•	an increase of $93.5 million due primarily to natural gas volume growth in the Williston Basin, offset partially by volume declines in the Mid-Continent region; offset partially by

•	a decrease of $80.2 million due primarily to lower net realized NGL and natural gas prices;

•
an increase of $14.5 million in operating costs due primarily to increased labor and materials and supplies related to the growth of our operations resulting from completed capital-growth projects and higher employee-related costs associated with incentive and medical benefit plans;

•	a decrease of $5.5 million due to lower equity earnings primarily related to our Powder River Basin equity investments; and

•	a decrease of $4.0 million due primarily to increased ethane recovery to maintain downstream NGL product specifications.

Capital expenditures decreased for the three and nine months ended September 30, 2016, compared with the same periods in 2015, due to projects placed in service in 2015, spending reductions to align with customer needs and lower well connect activities due to a reduction in drilling and completion activity.

See “Capital Expenditures” in “Liquidity and Capital Resources” for additional detail of our projected capital expenditures.

Selected Operating Information - The following tables set forth selected operating information for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information (a)	2016	2015	2016	2015
Natural gas gathered (BBtu/d)	1,977	1,897	2,047	1,877
Natural gas processed (BBtu/d) (b)	1,829	1,617	1,886	1,640
NGL sales (MBbl/d)	153	134	155	123
Residue natural gas sales (BBtu/d)	837	837	877	828
Realized composite NGL net sales price ($/gallon) (c) (d)	$0.23	$0.31	$0.22	$0.35
Realized condensate net sales price ($/Bbl) (c) (e)	$41.13	$42.32	$36.91	$35.80
Realized residue natural gas net sales price ($/MMBtu) (c) (e)	$2.84	$3.62	$2.76	$3.64
Average fee rate ($/MMBtu)	$0.76	$0.43	$0.73	$0.39
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.
(c) - Includes the impact of hedging activities on our equity volumes.
(d) - Net of transportation and fractionation costs.
(e) - Net of transportation costs.

Natural gas gathered, natural gas processed and NGL sales increased during the three months ended September 30, 2016, compared with the same period in 2015, due to the completion of capital-growth projects in the Williston Basin, offset partially by natural gas volume declines in the Mid-Continent region.

Natural gas gathered, natural gas processed, NGL sales and residue natural gas sales increased during the nine months ended September 30, 2016, compared with the same period in 2015, due to the completion of capital-growth projects in the Williston Basin, offset partially by weather events in the Williston Basin and natural gas volume declines in the Mid-Continent region.

The quantity and composition of NGLs and natural gas have varied as new plants were placed in service and to ensure natural gas and natural gas liquids pipeline specifications were met. Beginning in June 2015, we increased the level of ethane recovery in the Rocky Mountain region to address downstream NGL product specifications.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Equity Volume Information (a)	2016	2015	2016	2015

NGL sales - including ethane (MBbl/d)	13.6	24.9	15.3	21.0
Condensate sales (MBbl/d)	2.2	2.7	2.5	3.0
Residue natural gas sales (BBtu/d)	82.3	136.3	81.3	141.6
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

Earnings for our Natural Gas Liquids segment are derived primarily from nondiscretionary fee-based services that we provide to our customers and from the physical optimization of our assets. We also purchase NGLs and condensate from third parties, as well as from our Natural Gas Gathering and Processing segment. Our fee-based services have increased due primarily to new supply connections, expansion of existing connections and the completion of capital-growth projects. Our business activities are categorized as exchange and storage services, transportation services, and optimization and marketing, which are defined as follows:

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

Excess NGL supply continues to result in narrow NGL location price differentials between the Mid-Continent and Gulf Coast market centers. We expect these narrow price differentials to persist between the Conway, Kansas, and Mont Belvieu, Texas, market centers, as a result of NGL production from various NGL-rich shale areas throughout the country, until demand for NGLs increases from petrochemicals and exporters, which we anticipate to begin in 2017.

Supply growth has resulted in available ethane supplies that are greater than the petrochemical industry’s current demand. As a result, low or unprofitable price differentials between ethane and natural gas have resulted in ethane rejection at most of our and our customers’ natural gas processing plants connected to our natural gas liquids gathering system in the Mid-Continent and Rocky Mountain regions during 2015 and 2016, which reduced natural gas liquids volumes gathered, fractionated, transported and sold across our assets. Through ethane rejection, natural gas processors leave much of the ethane component in the natural gas stream sold at the tailgate of natural gas processing plants. Ethane rejection levels by natural gas processors delivering to our natural gas liquids gathering system have continued to fluctuate and have averaged more than 175 MBbl/d during the first nine months of 2016, primarily in the Mid-Continent region. While the volume of ethane recovered increased modestly during the three and nine months ended September 30, 2016, compared with the same periods in 2015, a portion of the fees associated with those volumes gathered and fractionated was previously being earned under contracts with minimum volume obligations. We expect ethane rejection levels to continue to fluctuate for the remainder of 2016 as the market begins to balance ethane supply and demand and with changes in the price differentials between ethane and natural gas. We expect ethane recovery levels to increase as ethylene producers and NGL exporters increase their capacity to consume and export additional ethane feedstock volumes. Ethane demand is expected to ramp up as new world-scale ethylene production projects, petrochemical plant modifications, plant expansions and export facilities near completion and begin coming on line in 2017.

Despite the ethane rejection across our system, beginning in June 2015, our Natural Gas Gathering and Processing segment increased its level of ethane recovery in the Williston Basin to alleviate downstream NGL product specification issues, which offsets partially the financial impact of ethane rejection. We expect this increased ethane recovery to continue throughout 2016 and 2017. In addition, our Natural Gas Liquids segment’s integrated assets enable us to mitigate partially the impact of ethane rejection through minimum volume commitments, contract modifications that vary fees for ethane and other NGL products, and our ability to utilize the transportation capacity made available due to ethane rejection to capture additional NGL location price differentials, when they exist, in our optimization activities.

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

In August 2016, we completed the Bear Creek NGL infrastructure project in the Williston Basin, for approximately $45 million, excluding AFUDC.

In April 2015, we completed the NGL Pipeline and Hutchinson Fractionator infrastructure project for approximately $120 million, excluding AFUDC.

We have the following projects in various stages of construction:

Projects in Progress	Location	Capacity	Approximate Costs (a)	Expected Completion Date
(In millions)
Bakken NGL Pipeline expansion - Phase II	Rocky Mountain Region	25 MBbl/d	$100	Third quarter 2018
Bronco NGL infrastructure	Powder River Basin	65 miles	$45-$60	Suspended
Demicks Lake NGL infrastructure	Williston Basin	12 miles	$10-$15	Suspended
Total			$155-$175
(a) - Excludes AFUDC.

As a result of reductions in crude oil and natural gas drilling activities and our expectation of continued slower supply growth or declines due to the lower crude oil, natural gas and NGL prices, we have suspended capital expenditures for certain natural gas liquids infrastructure projects related to planned natural gas processing plants. We could resume our suspended capital-

growth projects when market conditions improve and our customers’ needs change. If the current commodity price environment persists for a prolonged period, it may further impact the timing or demand for these projects and additional infrastructure projects or growth opportunities in the future.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Selected Financial Results - The following table sets forth certain selected financial results for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2016 vs. 2015		2016 vs. 2015
Financial Results	2016	2015	2016	2015	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$1,649.6	$1,253.1	$4,264.1	$3,965.2	$396.5	32%	$298.9	8%
Exchange service and storage revenues	346.4	313.2	1,004.0	861.8	33.2	11%	142.2	17%
Transportation revenues	43.3	45.1	130.5	129.4	(1.8)	(4%)	1.1	1%
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	(1,694.2)	(1,289.6)	(4,376.3)	(4,054.0)	404.6	31%	322.3	8%
Operating costs	(79.8)	(74.5)	(236.7)	(234.1)	5.3	7%	2.6	1%
Equity in net earnings from investments	14.0	10.9	41.2	27.6	3.1	28%	13.6	49%
Other	—	(2.5)	(0.8)	(2.9)	2.5	100%	2.1	72%
Adjusted EBITDA	$279.3	$255.7	$826.0	$693.0	$23.6	9%	$133.0	19%
Capital expenditures	$30.5	$52.8	$85.5	$185.4	$(22.3)	(42%)	$(99.9)	(54%)
See Reconciliation of Adjusted EBITDA to Net Income in the “Adjusted EBITDA” section.

Due to the nature of our contracts, changes in commodity prices and sales volumes affect commodity sales and cost of sales and fuel and therefore the impact is largely offset between these line items.
Adjusted EBITDA increased $23.6 million for the three months ended September 30, 2016, compared with the same period in 2015, primarily as a result of the following:

•	an increase of $22.9 million in exchange, transportation and storage services, which includes:

◦
a $10.4 million increase due to increased exchange service volumes from recently connected natural gas processing plants primarily in the Williston Basin, offset partially by decreased Mid-Continent volumes gathered from the Barnett Shale and lower short-term contracted volumes;

◦	a $10.3 million increase from increased ethane recovery, which increased NGL exchange service volumes gathered and fractionated; and

◦	a $4.2 million increase related to higher storage activities; offset partially by

◦	a $1.8 million decrease in transportation revenues due primarily to lower volumes on West Texas Pipeline;

•	an increase of $3.2 million related to higher isomerization volumes, resulting from wider NGL product price differentials between normal butane and iso-butane; and

•	an increase of $3.1 million in equity in net earnings from investments due primarily to higher volumes delivered to Overland Pass Pipeline from our Bakken NGL Pipeline; offset partially by

•	an increase of $5.3 million in operating costs due primarily to higher employee-related costs associated with incentive and medical benefit plans; and

•
a decrease of $4.8 million in optimization and marketing activities, which resulted from a $5.9 million decrease due primarily to narrower marketing product price differentials, offset partially by a $1.1 million increase due primarily to higher optimization volumes.

Adjusted EBITDA increased $133.0 million for the nine months ended September 30, 2016, compared with the same period in 2015, primarily as a result of the following:

•	an increase of $114.9 million in exchange, transportation and storage services, which includes:

◦
a $53.8 million increase due to increased exchange service volumes from recently connected natural gas processing plants primarily in the Williston Basin, offset partially by decreased Mid-Continent volumes gathered from the Barnett Shale and lower short-term contracted volumes;

◦	a $49.0 million increase from increased ethane recovery, which increased NGL exchange service volumes gathered and fractionated; and

◦	a $7.2 million increase related to higher storage activities;

•	an increase of $13.6 million in equity in net earnings from investments due primarily to higher volumes delivered to Overland Pass Pipeline from our Bakken NGL Pipeline; and

•	an increase of $4.0 million related to higher isomerization volumes, resulting from wider NGL product price differentials between normal butane and iso-butane; offset partially by

•
an increase of $2.6 million in operating costs due primarily to higher employee-related costs primarily associated with incentive and medical benefit plans, offset partially by lower outside services costs due to lower rates charged by service providers and timing of ad valorem tax accruals.

Capital expenditures decreased for the three and nine months ended September 30, 2016, compared with the same periods in 2015, due primarily to spending reductions to align with customer needs.

Selected Operating Information - The following table sets forth selected operating information for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information	2016	2015	2016	2015
NGL sales (MBbl/d)	852	683	778	657
NGLs transported-gathering lines (MBbl/d) (a)	775	786	778	759
NGLs fractionated (MBbl/d) (b)	606	591	588	540
NGLs transported-distribution lines (MBbl/d) (a)	521	456	504	422
Average Conway-to-Mont Belvieu OPIS price differential - ethane in ethane/propane mix ($/gallon)	$0.03	$0.02	$0.03	$0.02
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.

NGLs transported on gathering lines decreased for the three months ended September 30, 2016, compared with the same period in 2015, due to decreased volumes on the West Texas LPG system, decreased Mid-Continent volumes gathered from the Barnett Shale and lower short-term contracted volumes, offset partially by increased volumes from new plant connections primarily in the Williston Basin and increased ethane recovery.

NGLs transported on gathering lines increased for the nine months ended September 30, 2016, compared with the same period in 2015, due to increased volumes from new plant connections primarily in the Williston Basin and increased ethane recovery, offset partially by decreased volumes on the West Texas LPG system, decreased Mid-Continent volumes gathered from the Barnett Shale and lower short-term contracted volumes.

NGLs fractionated increased for the three and nine months ended September 30, 2016, compared with the same periods in 2015, due primarily to increased volumes from new plant connections in the Williston Basin and increased ethane recovery.

While the volume of ethane recovered increased for the three and nine months ended September 30, 2016, compared with the same periods in 2015, a portion of the fees associated with those volumes gathered and fractionated was previously being earned under contracts with minimum volume obligations.

NGLs transported on distribution lines increased for the three and nine months ended September 30, 2016, compared with the same periods in 2015, due primarily to higher fractionated volumes as discussed above and due to increased volumes transported for our optimization activities.

Natural Gas Pipelines

Overview - Our Natural Gas Pipelines segment provides transportation and storage services to end users through its wholly owned assets, its 50 percent ownership in Northern Border Pipeline and its 50 percent ownership in Roadrunner. Phase I and Phase II of the Roadrunner pipeline were completed in March and October 2016, respectively.

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

•
Viking Gas Transmission, which is a bidirectional system that interconnects with a TransCanada Corporation pipeline at the United States border near Emerson, Canada, and ANR Pipeline Company near Marshfield, Wisconsin;

•	Guardian Pipeline, which interconnects with several pipelines at the Chicago Hub near Joliet, Illinois, and with local natural gas distribution companies in Wisconsin; and

•	OkTex Pipeline, which has interconnections with several pipelines in Oklahoma, Texas and New Mexico.

Intrastate Pipelines - Our intrastate natural gas pipeline assets in Oklahoma transport natural gas through the state and have access to the major natural gas producing formations, including the STACK and SCOOP areas, Cana-Woodford Shale, Woodford Shale, Springer Shale, Granite Wash and Mississippian Lime. Our intrastate natural gas pipeline assets in Oklahoma serve end-use markets, such as local distribution companies and power generation companies. In Texas, our intrastate natural gas pipelines are connected to the major natural gas producing formations in the Texas Panhandle, including the Granite Wash formation and the Delaware and Cline producing formations in the Permian Basin. These pipelines are capable of transporting natural gas throughout the western portion of Texas, including the Waha Hub where other pipelines may be accessed for transportation to western markets, exports to Mexico, the Houston Ship Channel market to the east and the Mid-Continent market to the north. Our intrastate natural gas pipeline assets also have access to the natural gas producing formations in south central Kansas.

Through our Roadrunner joint venture, Roadrunner transports natural gas from the Permian Basin in West Texas to the Mexican border near El Paso, Texas, and is fully subscribed with 25-year firm, fee-based agreements. The Roadrunner pipeline connects with our existing natural gas pipeline and storage infrastructure in Texas and, together with our WesTex intrastate natural gas pipeline expansion project, creates a platform for future opportunities to deliver natural gas supply to Mexico. Phase II of the Roadrunner pipeline, which was completed in October 2016, provides additional delivery capacity to these markets in Mexico.

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

Growth Projects	Location	Capacity	Approximate Costs (a)	Completion Date (c)
			(In millions)
WesTex pipeline expansion - Completed	Permian Basin	260 MMcf/d	$55	October 2016
Roadrunner Gas Transmission Pipeline - Equity-Method Investment
Phase I - Completed (b)	Permian Basin	170 MMcf/d	$200	March 2016
Phase II - Completed (b)	Permian Basin	400 MMcf/d	$210	October 2016
Phase III (b)	Permian Basin	70 MMcf/d	$30-$40	2019
Roadrunner Gas Transmission Pipeline Total			$440-$450
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

WesTex pipeline expansion - In October 2016, the WesTex pipeline expansion was completed ahead of original schedule and below cost estimates. This expansion increased the pipeline capacity by 260 MMcf/d.

Roadrunner - In October 2016, Phase II of the Roadrunner pipeline was completed ahead of original schedule and below cost estimates. This phase increased the pipeline’s capacity by 400 MMcf/d to 570 MMcf/d. In 2015, Roadrunner entered into a $230 million senior secured credit facility for the construction and operation of the pipeline. The senior secured credit facility expires in the fourth quarter 2023. In addition, Roadrunner executed interest-rate swaps to hedge the variability of its interest payments during the term of the credit facility. Roadrunner’s credit facility is nonrecourse to ONEOK and ONEOK Partners, and neither ONEOK nor ONEOK Partners guarantees Roadrunner’s debts or obligations under the credit facility. We contributed approximately $55 million to Roadrunner in the nine months ended September 30, 2016, and approximately $30 million in the year ended December 31, 2015. We expect to contribute an additional $10 million to Roadrunner during the remainder of 2016.

Selected Financial Results - The following table sets forth certain selected financial results and operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2016 vs. 2015		2016 vs. 2015
Financial Results	2016	2015	2016	2015	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$71.9	$63.7	$208.5	$193.5	$8.2	13%	$15.0	8%
Storage revenues	13.3	14.2	44.0	42.4	(0.9)	(6%)	1.6	4%
Natural gas sales and other revenues	6.9	5.1	13.6	10.8	1.8	35%	2.8	26%
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	(6.9)	(7.6)	(15.9)	(28.1)	(0.7)	(9%)	(12.2)	(43%)
Operating costs	(28.4)	(26.7)	(85.1)	(79.1)	1.7	6%	6.0	8%
Equity in net earnings from investments	18.6	17.0	51.2	52.1	1.6	9%	(0.9)	(2%)
Other	4.9	(0.5)	6.9	9.5	5.4	*	(2.6)	(27%)
Adjusted EBITDA	$80.3	$65.2	$223.2	$201.1	$15.1	23%	$22.1	11%
Capital expenditures	$24.5	$14.7	$71.7	$39.9	$9.8	67%	$31.8	80%
* Percentage change is greater than 100 percent.
See Reconciliation of Adjusted EBITDA to Net Income in the “Adjusted EBITDA” section.

Adjusted EBITDA increased $15.1 million for the three months ended September 30, 2016, compared with the same period in 2015, primarily as a result of the following:

•	an increase of $8.0 million from higher transportation services due primarily to increased firm demand charge volumes contracted;

•	an increase of $4.0 million due to higher natural gas storage services primarily as a result of the sale of excess natural gas in storage in 2016; and

•	an increase of $2.5 million from higher net retained fuel due primarily to higher throughput and the associated natural gas volumes retained; offset partially by

•	an increase of $1.7 million in operating costs due primarily to increased employee-related costs associated with incentive and medical benefit plans.

Adjusted EBITDA increased $22.1 million for the nine months ended September 30, 2016, compared with the same period in 2015, primarily as a result of the following:

•	an increase of $17.1 million from higher transportation services due primarily to increased firm demand charge volumes contracted;

•	an increase of $10.0 million due to higher natural gas storage services as a result of increased rates and the sale of excess natural gas in storage in 2016; and

•	an increase of $2.3 million from higher net retained fuel due to higher throughput and the associated natural gas volumes retained, offset partially by lower natural gas prices; offset partially by

•	an increase of $6.0 million in operating costs due primarily to increased employee-related costs associated with incentive and medical benefit plans.

Capital expenditures increased for the three and nine months ended September 30, 2016, compared with the same periods in 2015, due primarily to our WesTex pipeline expansion and other expansion projects.

Selected Operating Information - The following table sets forth selected operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information (a)	2016	2015	2016	2015
Natural gas transportation capacity contracted (MDth/d)	6,300	5,739	6,240	5,797
Transportation capacity contracted	95%	90%	94%	91%
Average natural gas price
Mid-Continent region ($/MMBtu)	$2.60	$2.59	$2.12	$2.56
(a) - Includes volumes for consolidated entities only.

Our natural gas pipelines primarily serve end users, such as natural gas distribution and electric-generation companies, that require natural gas to operate their businesses regardless of location price differentials. The development of shale and other resource areas has continued to increase available natural gas supply resulting in narrower location and seasonal price differentials. As additional supply is developed, we expect crude oil and natural gas producers to demand incremental services in the future to transport their production to market. The abundance of natural gas supply and new regulations on emissions from coal-fired electric-generation plants may also increase the demand for our services from electric-generation companies as they convert to a natural gas fuel source. Overall, we expect our fee-based earnings in this segment to increase in connection with the October 2016 completion of our WesTex pipeline expansion.

Northern Border Pipeline, in which we have a 50 percent ownership interest, has contracted substantially all of its long-haul transportation capacity through the first quarter 2018. Roadrunner, in which we have a 50 percent ownership interest, has contracted all of its capacity for both Phase I and Phase II through the first quarter 2041.

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

A reconciliation of Adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015, to net income, which is the nearest comparable GAAP financial measure, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2016	2015	2016	2015
Reconciliation of Adjusted EBITDA to Net Income	(Thousands of dollars)
Segment Adjusted EBITDA:
Natural Gas Gathering and Processing	$109,837	$82,718	$320,170	$221,298
Natural Gas Liquids	279,256	255,745	826,036	692,991
Natural Gas Pipelines	80,304	65,166	223,185	201,112
Other	(42)	53	358	(144)
Total	469,355	403,682	1,369,749	1,115,257
Depreciation and amortization	(97,802)	(87,517)	(290,045)	(259,563)
Interest expense, net of capitalized interest	(92,521)	(86,666)	(278,339)	(253,867)
Income tax (expense) benefit	(3,681)	156	(8,079)	(5,080)
AFUDC and other	60	10	375	(8,440)
Net income	$275,411	$229,665	$793,661	$588,307

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

LIQUIDITY AND CAPITAL RESOURCES

General - We rely primarily on operating cash flows, commercial paper, bank credit facilities, debt issuances and the issuance of common units for our liquidity and capital resources requirements. As of September 30, 2016, we had $5.5 million of cash on hand and available capacity under our Partnership Credit Agreement of $1.7 billion. In addition, in the first quarter 2016, we drew the full $1.0 billion available under our Term Loan Agreement that matures in January 2019.

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

We had working capital (defined as current assets less current liabilities) deficits of $1.2 billion and $697 million as of September 30, 2016, and December 31, 2015, respectively. Although working capital is influenced by several factors, including, among other things, (i) the timing of (a) scheduled debt payments, (b) the collection and payment of accounts receivable and payable, and (c) equity and debt issuances, and (ii) the volume and cost of inventory and commodity imbalances, our working capital deficit at September 30, 2016, was driven primarily by our current maturities of long-term debt and capital-growth projects. Our working capital deficit at December 31, 2015, was driven primarily by our capital-growth projects. We may have working capital deficits in future periods as we continue to finance our capital-growth projects and repay long-term debt, often initially with short-term borrowings. Our decision to utilize short-term borrowings rather than long-term debt, due to more favorable interest rates, contributes to our working capital deficit. We do not expect this working capital deficit to have an adverse impact to our cash flows or operations.

At September 30, 2016, we had $694 million commercial paper outstanding, $14 million of letters of credit issued and no borrowings outstanding under our Partnership Credit Agreement. At September 30, 2016, we had approximately $5.5 million of cash and cash equivalents and approximately $1.7 billion of credit available under the Partnership Credit Agreement.

In January 2016, we extended the term of our Partnership Credit Agreement by one year to January 2020. Our Partnership Credit Agreement is a $2.4 billion revolving credit facility and includes a $100 million sublimit for the issuance of standby letters of credit and a $150 million swingline sublimit. Our Partnership Credit Agreement is available for general partnership purposes, and borrowings accrue interest at LIBOR plus 117.5 basis points. Amounts outstanding under our commercial paper program reduce the borrowing capacity under our Partnership Credit Agreement. Our Partnership Credit Agreement is guaranteed fully and unconditionally by the Intermediate Partnership.

For additional information on our Partnership Credit Agreement, see Note D of the Notes to Consolidated Financial Statements in this Quarterly Report.

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

In October 2016, we repaid our $450 million, 6.15 percent senior notes due October 1, 2016, with a combination of cash on hand and short-term borrowings.

For additional information on our long-term debt, including our Term Loan Agreement, see Note E of the Notes to Consolidated Financial Statements in this Quarterly Report.

Equity Issuances - We have an “at-the-market” equity program for the offer and sale from time to time of our common units, up to an aggregate amount of $650 million. The program allows us to offer and sell our common units at prices we deem appropriate through a sales agent. Sales of common units are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common units under the program. At September 30, 2016, we had approximately $138 million of registered common units available for issuance through our “at-the-market” equity program.

During the three and nine months ended September 30, 2016, no common units were sold through our “at-the-market” equity program.

During the three months ended September 30, 2015, we completed a private placement of 21.5 million common units at a price of $30.17 per unit with ONEOK. Additionally, we completed a concurrent sale of approximately 3.3 million common units at a price of $30.17 per unit to funds managed by Kayne Anderson Capital Advisors in a registered direct offering, which were issued through our existing “at-the-market” equity program. The combined offerings generated net proceeds of approximately $749 million. In conjunction with these issuances, ONEOK Partners GP contributed approximately $15.3 million in order to maintain its 2 percent general partner interest in us. We used the proceeds for general partnership purposes, including capital expenditures and repayment of commercial paper borrowings. No other units were sold through the “at-the-market” program during the three months ended September 30, 2015.

During the nine months ended September 30, 2015, we sold 10.5 million common units through our “at-the-market” equity program, including the units sold to funds managed by Kayne Anderson Capital Advisors in the offering discussed above. The net proceeds, including ONEOK Partners GP’s contribution to maintain its 2 percent general partner interest in us, were approximately $381.6 million, which were used for general partnership purposes, including repayment of commercial paper borrowings.

We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. For additional information on our interest rate swaps, see Note C of the Notes to Consolidated Financial Statements in this Quarterly Report.

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

Capital expenditures were $489.4 million and $928.9 million for the nine months ended September 30, 2016 and 2015, respectively.

The following table sets forth our 2016 projected growth and maintenance capital expenditures, excluding acquisitions, contributions to our equity-method investments and AFUDC:

	Growth	Maintenance	Total
	(Millions of dollars)
Natural Gas Gathering and Processing	$310	$30	$340
Natural Gas Liquids	70	40	110
Natural Gas Pipelines	80	30	110
Other	—	10	10
Total projected capital expenditures	$460	$110	$570

We expect our maintenance capital expenditures for 2016 to be approximately $110 million, compared with approximately $140 million disclosed in our Annual Report.  The update primarily reflects lower than expected vendor and contractor costs, the delay of an NGL pipeline relocation project and the timing of discretionary information technology application upgrades.

Credit Ratings - Our long-term debt credit ratings are shown in the table below:

Rating Agency	Rating	Outlook
Moody’s	Baa2	Stable
S&P	BBB	Negative

Our commercial paper program is rated Prime-2 by Moody’s and A-2 by S&P. In October 2016, Moody’s affirmed our current credit ratings and revised our outlook to stable from negative, citing our considerable reduction of commodity price risk and focus on growth opportunities within our operating footprint. Our credit ratings, which are investment-grade, may be affected by a material change in our financial ratios or a material event affecting our business and industry. The most common criteria for assessment of our credit ratings are the debt-to-EBITDA ratio, interest coverage, business risk profile and liquidity.

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

For the three and nine months ended September 30, 2016, and the three months ended September 30, 2015, our cash flow from operations exceeded our cash distributions to our general partner and limited partners. Our cash flow from operations increased in the first nine months of 2016, compared with the same period in 2015, due primarily to our contract restructuring in our Natural Gas Gathering and Processing segment and increased volumes in our Natural Gas Gathering and Processing and Natural Gas Liquids segments due to the completion of our capital-growth projects and new plant connections. For the nine months ended September 30, 2015, our cash distributions exceeded our cash flow from operations and, as a result, we utilized cash from operations, our commercial paper program and distributions received from our equity-method investments to fund our cash distributions, short-term liquidity needs and capital projects.

The following table sets forth cash distributions paid, including our general partner’s incentive distribution rights, during the periods indicated:

	Nine Months Ended
	September 30,
	2016	2015
	(Millions of dollars)
Common unitholders	$504.4	$435.6
Class B unitholders	173.0	173.0
General partner	321.6	288.9
Noncontrolling interests	6.1	8.2
Total cash distributions paid	$1,005.1	$905.7

In the nine months ended September 30, 2016 and 2015, cash distributions paid to our general partner included incentive distributions of $301.6 million and $271.0 million, respectively.

In October 2016, our general partner declared a cash distribution of $0.79 per unit ($3.16 per unit on an annualized basis) for the third quarter 2016, which will be paid on November 14, 2016, to unitholders of record at the close of business on October 31, 2016.

Additional information about our cash distributions is included in “Cash Distribution Policy” under Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, in our Annual Report.

Energy Commodity Prices - Although we are subject to some commodity price volatility, our commodity price exposure has been reduced due primarily to contract restructuring in our Natural Gas Gathering and Processing segment. We have also hedged a significant portion of our Natural Gas Gathering and Processing segment’s commodity price risk for 2016 and 2017 and have begun hedging commodity price risk for 2018. Significant fluctuations in commodity prices will affect our overall liquidity due to the impact commodity price changes have on our cash flows from operating activities, including the impact on working capital for NGLs and natural gas held in storage, margin requirements and certain energy-related receivables. While lower commodity prices and industry uncertainty may result in increased financing costs, we believe we have secured sufficient access to the financial resources and liquidity necessary to meet our requirements for working capital, debt service payments and capital expenditures through 2016 and well into 2017. We believe that our available credit and cash and cash equivalents are adequate to meet liquidity requirements associated with commodity price volatility. See Note C of the Notes to Consolidated Financial Statements and the discussion under “Commodity Price Risk” in Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk, in this Quarterly Report for information on our hedging activities.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

			Variances
	Nine Months Ended		2016 vs. 2015
	September 30,		Increase (Decrease)
	2016	2015
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$999.4	$747.1	$252.3
Investing activities	(482.5)	(940.7)	458.2
Financing activities	(516.5)	158.4	(674.9)
Change in cash and cash equivalents	0.4	(35.2)	35.6
Cash and cash equivalents at beginning of period	5.1	42.5	(37.4)
Cash and cash equivalents at end of period	$5.5	$7.3	$(1.8)

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

Cash flows from operating activities, before changes in operating assets and liabilities, were $1.1 billion for the nine months ended September 30, 2016, compared with $849.7 million for the same period in 2015. The increase is due primarily to higher natural gas gathered and NGL volumes from our completed capital-growth projects in our Natural Gas Gathering and Processing and Natural Gas Liquids segments and higher fees resulting from contract restructuring in our Natural Gas

Gathering and Processing segment, offset partially by lower commodity prices, as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities decreased operating cash flows $88.2 million for the nine months ended September 30, 2016, compared with a decrease of $102.6 million for the same period in 2015. This change is due primarily to the change in accounts receivable, accounts payable, and other accruals and deferrals resulting from the timing of receipt of cash from customers and payments to vendors, suppliers and other third parties; and the change in natural gas and NGLs in storage, which vary from period to period and vary with changes in commodity prices.

Investing Cash Flows - Cash used in investing activities decreased to $482.5 million for the nine months ended September 30, 2016, compared with $940.7 million for the same period in 2015, due primarily to lower capital spending as a result of spending reductions to align with customer needs and projects placed in service, higher proceeds received from sale of assets and higher distributions received from unconsolidated affiliates, offset partially by higher contributions to our Roadrunner joint venture.

Financing Cash Flows - Cash used in financing activities was $516.5 million for the nine months ended September 30, 2016, compared with cash provided by financing activities of $158.4 million for the nine months ended September 30, 2015, a decrease of approximately $675 million. The decrease was due primarily to repayment of our $650 million, 3.25 percent senior notes, which matured February 1, 2016. The remaining difference primarily relates to the net impact of changes in short-term borrowings, long-term debt and equity issuances for the nine months ended September 30, 2016, compared with the same period in 2015, as described below.

During the nine months ended September 30, 2016, we received long-term debt proceeds of $1.0 billion related to our Term Loan Agreement. During the nine months ended September 30, 2015, we raised capital through debt and equity issuances related to our $800 million senior notes offering and approximately $1.0 billion from equity issuances, respectively. This decrease in financing cash inflow was offset by an increase of approximately $900 million in short-term borrowings due to the net impact of borrowing and repayment activity in our commercial paper program.

REGULATORY, ENVIRONMENTAL AND SAFETY MATTERS

Environmental Matters - We are subject to multiple environmental, historical preservation and wildlife preservation laws and/or regulations that affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetlands preservation, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. For example, if a leak or spill of hazardous substances or petroleum products occurs from pipelines or facilities that we own, operate or otherwise use, we could be held jointly and severally liable for all resulting liabilities, including response, investigation and cleanup costs, which could materially affect our results of operations and cash flows. In addition, emissions controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures at our facilities. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us.

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

The following tables set forth hedging information for our Natural Gas Gathering and Processing segment’s forecasted equity volumes for the periods indicated:

	Three Months Ending December 31, 2016
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	8.8	$0.48	/ gallon	83%
Condensate (MBbl/d) - WTI-NYMEX	1.8	$58.68	/ Bbl	79%
Natural gas (BBtu/d) - NYMEX and basis	77.8	$2.82	/ MMBtu	93%

	Year Ending December 31, 2017
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	8.0	$0.51	/ gallon	67%
Condensate (MBbl/d) - WTI-NYMEX	1.8	$44.88	/ Bbl	74%
Natural gas (BBtu/d) - NYMEX and basis	73.1	$2.66	/ MMBtu	74%

	Year Ending December 31, 2018
	Volumes Hedged	Average Price		Percentage Hedged
Natural gas (BBtu/d) - NYMEX and basis	25.9	$2.83	/ MMBtu	32%

Our Natural Gas Gathering and Processing segment’s commodity price sensitivity is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at September 30, 2016. Condensate sales are typically based on the price of crude oil. We estimate the following for our forecasted equity volumes, including the effects of hedging information set forth above, and assuming normal operating conditions:

•
a $0.01 per-gallon change in the composite price of NGLs would change adjusted EBITDA for the three months ending December 31, 2016, and for the year ending December 31, 2017, by approximately $0.2 million and $1.0 million, respectively;

•
a $1.00 per-barrel change in the price of crude oil would change adjusted EBITDA for the three months ending December 31, 2016, and for the year ending December 31, 2017, by approximately $0.1 million and $0.4 million, respectively; and

•
a $0.10 per-MMBtu change in the price of residue natural gas would change adjusted EBITDA for the three months ending December 31, 2016, for the year ending December 31, 2017, and for the year ending December 31, 2018, by approximately $0.1 million, $0.9 million and $2.0 million, respectively.

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

The following tables set forth hedging information related to purchased put options to reduce commodity price sensitivity associated with certain POP with fee contracts:

	Three Months Ending December 31, 2016
	Volumes Hedged	Average Strike Price		Fair Value Asset at September 30, 2016
				(Millions of dollars)
Natural gas (BBtu/d) - NYMEX	232.8	$2.35	/ MMBtu	$0.1

	Year Ending December 31, 2017
	Volumes Hedged	Average Strike Price		Fair Value Asset at September 30, 2016
				(Millions of dollars)
Natural gas (BBtu/d) - NYMEX	147.9	$2.47	/ MMBtu	$4.5

See Note C of the Notes to Consolidated Financial Statements in this Quarterly Report for information on our hedging activities.

INTEREST-RATE RISK

We are exposed to interest-rate risk through our Partnership Credit Agreement, commercial paper program and long-term debt issuances. Future increases in LIBOR, corporate commercial paper rates or investment-grade corporate bond rates could expose us to increased interest costs on future borrowings. We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. As of September 30, 2016, we had interest-rate swaps with notional amounts totaling $1.0 billion to hedge the variability of our LIBOR-based interest payments. In addition, in June 2016, we entered into forward-starting interest-rate swaps with notional amounts totaling $750 million to hedge the variability of interest payments on a portion of our forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued, resulting in total notional amounts of this type of interest-rate swap of $1.2 billion at September 30, 2016, compared with $400 million at December 31, 2015. All of our interest-rate swaps are designated as cash flow hedges. At September 30, 2016, we had $69.1 million of derivative liabilities related to these interest-rate swaps. At December 31, 2015, we had derivative liabilities of $9.9 million related to these interest-rate swaps.

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

Customer concentration - For the three months and nine months ended September 30, 2016 and 2015, we had no single customer from which we received 10 percent or more of our consolidated revenues, and only 23 customers individually represented 1 percent or more of our consolidated revenues, the majority of which are investment-grade customers, as rated by S&P or Moody’s, or our comparable internal ratings, or secured by letters of credit or other collateral.

Natural Gas Gathering and Processing - Our Natural Gas Gathering and Processing segment’s customers are crude oil and natural gas producers, which include both large integrated and independent exploration and production companies. We are not typically exposed to material credit risk with exploration and production customers under POP with fee contracts as we receive proceeds from the sale of commodities and remit a portion of those proceeds back to the crude oil and natural gas producers. For the nine months ended September 30, 2016, 99 percent of the downstream commodity sales in our Natural Gas Gathering and Processing segment were made to investment-grade customers, as rated by S&P or Moody’s, or our comparable internal ratings, or secured by letters of credit or other collateral.

Natural Gas Liquids - Our Natural Gas Liquids segment’s customers are primarily NGL and natural gas gathering and processing companies; large integrated and independent crude oil and natural gas production companies; propane distributors; ethanol producers; and petrochemical, refining and NGL marketing companies. We earn fee-based revenue from NGL and natural gas gathering and processing customers and natural gas liquids pipeline transportation customers. We are not typically exposed to material credit risk on the majority of our exchange services fee revenues, as we purchase NGLs from our gathering and processing customers and deduct our fee from the amounts we remit. We also earn sales revenue on the downstream sales of NGL products. For the nine months ended September 30, 2016, approximately 81 percent of our commodity sales were made to investment-grade customers, as rated by S&P or Moody’s, or our comparable internal ratings, or secured by letters of credit or other collateral. In addition, the majority of our Natural Gas Liquids segment’s pipeline tariffs provide us the ability to require security from shippers.

Natural Gas Pipelines - Our Natural Gas Pipelines segment’s customers are primarily local natural gas distribution companies, electric-generation facilities, large industrial companies, municipalities, irrigation customers and marketing companies. For the nine months ended September 30, 2016, approximately 87 percent of our revenues in this segment were from investment-grade customers, as rated by S&P or Moody’s, or our comparable internal ratings, or secured by letters of credit or other collateral. In addition, the majority of our Natural Gas Pipeline segment’s pipeline tariffs provide us the ability to require security from shippers.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015; (iv) Consolidated Balance Sheets at September 30, 2016, and December 31, 2015; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; (vi) Consolidated Statements of Changes in Equity for the nine months ended September 30, 2016 and 2015; and (vii) Notes to Consolidated Financial Statements. We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

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

ONEOK Partners, L.P.
	By:	ONEOK Partners GP, L.L.C., its General Partner

Date: November 2, 2016		By:	/s/ Derek S. Reiners
Derek S. Reiners
Senior Vice President,
Chief Financial Officer and Treasurer
(Signing on behalf of the Registrant)