Form 10-K
period 2016-12-31
ONEOK Partners LP
filed 2017-02-28
CIK 909281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes__ No X.

Aggregate market value of the common units held by non-affiliates based on the closing trade price on June 30, 2016, was $6.9 billion.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 21, 2017
Common units	212,837,980 units
Class B units	72,988,252 units
DOCUMENTS INCORPORATED BY REFERENCE: None.

ONEOK PARTNERS, L.P.
2016 ANNUAL REPORT

As used in this Annual Report, references to “we,” “our,” “us” or the “Partnership” refer to ONEOK Partners, L.P., its subsidiary, ONEOK Partners Intermediate Limited Partnership, and its subsidiaries, unless the context indicates otherwise.

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Annual Report are defined as follows:

AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2016
ASU	Accounting Standards Update
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Bcf/d	Billion cubic feet per day
CFTC	U.S. Commodity Futures Trading Commission
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Act Amendments of 1972, as amended
DOT	United States Department of Transportation
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK Partners, L.P.
IRS	Internal Revenue Service
KCC	Kansas Corporation Commission
LIBOR	London Interbank Offered Rate
MBbl	Thousand barrels
MBbl/d	Thousand barrels per day
MDth/d	Thousand dekatherms per day
Merger Agreement	Agreement and Plan of Merger, dated as of January 31, 2017, by and among ONEOK, Merger Sub, ONEOK Partners and ONEOK Partners GP
Merger Sub	New Holdings Subsidiary, LLC, a wholly owned subsidiary of ONEOK
Merger Transaction
The transaction contemplated by the Merger Agreement pursuant to which
ONEOK will acquire all of ONEOK Partners’ outstanding common units representing limited partner interests in ONEOK Partners not already directly or indirectly owned by ONEOK

MMBbl	Million barrels
MMBtu	Million British thermal units
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
Natural Gas Act	Natural Gas Act of 1938, as amended
Natural Gas Policy Act	Natural Gas Policy Act of 1978, as amended
NGL(s)	Natural gas liquid(s)
NGL products	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
OCC	Oklahoma Corporation Commission
ONE Gas	ONE Gas, Inc.
ONEOK	ONEOK, Inc.
ONEOK Partners	ONEOK Partners, L.P.
ONEOK Partners GP	ONEOK Partners GP, L.L.C., a wholly owned subsidiary of ONEOK and the sole general partner of ONEOK Partners
OPIS	Oil Price Information Service
OSHA	Occupational Safety and Health Administration

Partnership Agreement	Third Amended and Restated Agreement of Limited Partnership of ONEOK Partners, L.P., as amended
Partnership Credit Agreement	The Partnership’s $2.4 billion amended and restated revolving credit agreement effective as of January 31, 2014, as amended
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
POP	Percent of Proceeds
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
Roadrunner	Roadrunner Gas Transmission, LLC, a 50 percent owned joint venture
RRC	Railroad Commission of Texas
S&P	S&P Global Ratings
SCOOP	South Central Oklahoma Oil Province, an area in the Anadarko Basin in Oklahoma
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
STACK	Sooner Trend Anadarko Canadian Kingfisher, an area in the Anadarko Basin in Oklahoma
Term Loan Agreement	The Partnership’s senior unsecured delayed-draw three-year $1.0 billion term loan agreement dated January 8, 2016
West Texas LPG	West Texas LPG Pipeline Limited Partnership and Mesquite Pipeline
WTI	West Texas Intermediate
WTLPG	West Texas LPG Pipeline Limited Partnership
XBRL	eXtensible Business Reporting Language

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

EXECUTIVE SUMMARY

On January 31, 2017, we and ONEOK entered into the Merger Agreement, by and among ONEOK, Merger Sub, ONEOK Partners and ONEOK Partners GP, our general partner, pursuant to which ONEOK will acquire all of our outstanding common units representing limited partner interests in us not already directly or indirectly owned by ONEOK. Upon the terms and conditions set forth in the Merger Agreement, Merger Sub will be merged with and into ONEOK Partners, with ONEOK Partners continuing as a wholly owned subsidiary of ONEOK, in a taxable transaction to our common unitholders. For additional information on this transaction, see Note B of the Notes to Consolidated Financial Statements in this Annual Report.

We operate predominantly fee-based businesses in each of our three reportable segments, and our consolidated earnings were approximately 88 percent fee-based in 2016. We continue to expect demand for our midstream services to provide supply and market connectivity. We expect producers to require midstream services to connect production with end-use markets, increased demand for NGL products from the petrochemical industry and NGL exporters, and increased demand for natural gas from power plants currently fueled by coal and natural gas exports to Mexico. While our Natural Gas Gathering and Processing and Natural Gas Liquids segments generate predominately fee-based earnings, those segments’ results of operations are exposed to volumetric risk. Our exposure to volumetric risk can result from reduced drilling activity, severe weather disruptions, operational outages and ethane rejection.

We have available capacity on our integrated network of assets to grow fee-based earnings with minimal capital investment. We expect each of our three business segments to benefit from increasing producer activity in the Mid-Continent region from the highly productive STACK and SCOOP areas, where there was an increase in producer activity in late 2016, which we expect to continue in 2017. We have a strong presence in the Mid-Continent region, with our Natural Gas Liquids segment’s gathering system serving as a primary NGL takeaway provider through connections to more than 100 third-party natural gas processing plants, our Natural Gas Gathering and Processing segment’s substantial acreage dedications in some of the most productive areas and our Natural Gas Pipelines segment’s broad footprint. In our Natural Gas Gathering and Processing segment, we have approximately 200 MMcf/d and 100 MMcf/d of available processing capacity in the Williston Basin and Oklahoma, respectively. As producers continue to develop the STACK and SCOOP areas, we expect natural gas and NGL volumes to increase in 2017, compared with 2016 volumes, and increased demand for our services from producers that need incremental takeaway capacity for natural gas and NGLs out of the region.

Our Natural Gas Gathering and Processing segment’s earnings were approximately 80 percent fee-based in 2016. Fee revenues averaged 76 cents per MMBtu, compared with an average of 44 cents per MMBtu in 2015 due to restructuring many of our POP with fee contracts to increase the fee component and reduce our direct commodity price risk. To mitigate the impact of our remaining commodity price exposure, we have hedged a significant portion of our Natural Gas Gathering and Processing segment’s commodity price risk for 2017 and 2018. This segment has substantial acreage dedications in some of the most productive areas of the Williston Basin and Mid-Continent region, specifically the STACK and SCOOP, which helps to mitigate the volumetric risk.

Our Natural Gas Liquids segment’s earnings were approximately 90 percent fee-based in 2016. While we are exposed to volumetric risk in this segment, this risk is partially mitigated through minimum volume commitments, which provide a minimum level of revenue regardless of the volumetric throughput. We expect increasing demand from the petrochemical industry with the completion of ethylene production projects and NGL exports, which will require additional NGL transportation services that we can provide without significant infrastructure needs or capital spending.

Our Natural Gas Pipelines segment’s earnings were approximately 95 percent fee-based in 2016, generated primarily from firm demand charge contracts. This segment continues to develop new projects to grow our fee-based earnings, such as our Roadrunner joint venture and WesTex expansion project, both of which are fully subscribed with 25-year firm demand charge, fee-based agreements. We expect additional demand for our services to deliver natural gas to power plants currently fueled by coal and to support increased demand for natural gas exports to Mexico, as well as provide market connectivity to supply basins.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for more information on our growth projects, results of operations, liquidity and capital resources.

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

•
Generate consistent growth and sustainable earnings - we operate predominantly fee-based businesses in each of our three reportable segments. We continue to invest in growth projects to meet the needs of crude oil and natural gas producers and to serve end-use markets. Through our Roadrunner joint venture, we are also investing in natural gas pipeline infrastructure from West Texas to the Mexican border that provides markets in Mexico access to upstream supply basins. Our completed capital projects provide additional fee-based earnings and cash flows. We have available capacity on our integrated system to grow fee-based earnings with minimal capital investment;

•
Manage our balance sheet and maintain investment-grade credit ratings - we ended 2016 with approximately $1.3 billion of borrowing capacity under the Partnership Credit Agreement. In January 2016, we entered into the $1.0 billion Term Loan Agreement and used the proceeds to repay $650 million of senior notes at maturity, to repay amounts outstanding under our commercial paper program and for general partnership purposes. We seek to maintain investment-grade credit ratings; and

•
Attract, select, develop and retain a diverse group of employees to support strategy execution - we continue to execute on our recruiting strategy that targets professional and field personnel in our operating areas. We also continue to focus on employee development efforts with our current employees and monitor our benefits and compensation package to remain competitive.

NARRATIVE DESCRIPTION OF BUSINESS

We report operations in the following business segments:

•	Natural Gas Gathering and Processing;

•	Natural Gas Liquids; and

•	Natural Gas Pipelines.

Natural Gas Gathering and Processing

Overview - Our Natural Gas Gathering and Processing segment provides midstream services to contracted producers in North Dakota, Montana, Wyoming, Kansas and Oklahoma. We provide exploration and production companies with gathering and processing services that allow them to move their raw (unprocessed) natural gas to market. Raw natural gas is gathered, compressed and transported through pipelines to our processing facilities. In order for the raw natural gas to be accepted by the downstream market, it must have contaminants, such as water, nitrogen and carbon dioxide, removed and NGLs separated for further processing. Processed natural gas, usually referred to as residue natural gas, is then recompressed and delivered to natural gas pipelines and end users. The separated NGLs are in a mixed, unfractionated form and are sold and delivered through natural gas liquids pipelines to fractionation facilities for further separation.

Rocky Mountain region - The Williston Basin, located in portions of North Dakota and Montana, includes the oil-producing, NGL-rich Bakken Shale and Three Forks formations and is an active drilling region. Our completed growth projects, including our Bear Creek natural gas processing plant and infrastructure project that was completed in August 2016, have increased our gathering and processing capacity and allowed us to capture natural gas from new wells being drilled and natural gas previously flared by producers.

The Powder River Basin is primarily located in Wyoming. This region includes the NGL-rich Niobrara Shale and Frontier, Turner and Sussex formations where we provide gathering and processing services to customers in the southeast portion of Wyoming.

Mid-Continent region - Our Mid-Continent region includes the NGL-rich STACK and SCOOP areas in the Anadarko Basin and the Cana-Woodford Shale, Woodford Shale, Springer Shale, Meramec, Granite Wash and Mississippian Lime formations of Oklahoma and Kansas; and the Hugoton and Central Kansas Uplift Basins of Kansas. Producers are actively drilling in the NGL-rich STACK and SCOOP areas where we have substantial acreage dedicated to us.

Revenues - Revenues for this segment are derived primarily from the following types of contracts:

•
POP with fee-based components - Under this type of contract, we charge fees for gathering, treating, compressing and processing the producer’s natural gas. We also generally purchase the producer’s raw natural gas, which we process into residue natural gas and NGLs, then we sell these commodities and associated condensate to downstream customers. We remit sales proceeds to the producer according to the contractual terms and retain our portion. This type of contract represented approximately 94 percent and 90 percent of contracted volumes in this segment for 2016 and 2015, respectively. There are a variety of factors that directly affect our POP with fee revenues, including:

–	the price of natural gas, crude oil and NGLs;

–	the composition of the natural gas and NGLs produced;

–	the fees we charge for our services; and

–	the volume produced.
Over time as our contracts are renewed or restructured, we have generally increased the fee components. As a result, our mix of commodity and fee-based earnings continues to change as volumes naturally decline on older contracts where we retain a higher percent of proceeds and volumes increase on contracts with higher fee components. Additionally, under certain POP with fee contracts our fee revenues may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds.

•
Fee-only - Under this type of contract, we are paid a fee for the services we provide, based on volumes gathered, processed, treated and/or compressed. Our fee-only contracts represented approximately 6 percent and 10 percent of contracted volumes in this segment for 2016 and 2015, respectively.

Property - Our Natural Gas Gathering and Processing segment owns the following assets:

•	approximately 11,300 miles and 7,700 miles of natural gas gathering pipelines in the Mid-Continent and Rocky Mountain regions, respectively;

•
nine natural gas processing plants with approximately 785 MMcf/d of processing capacity in the Mid-Continent region, and 12 natural gas processing plants with approximately 1,045 MMcf/d of processing capacity in the Rocky Mountain region; and

•	approximately 15 MBbl/d of natural gas liquids fractionation capacity at various natural gas processing plants in the Rocky Mountain region.

Utilization - The utilization rates for our natural gas processing plants were approximately 76 percent for both 2016 and 2015. We calculate utilization rates using a weighted-average approach, adjusting for the dates that assets were placed in service.

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

See Note L of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of our unconsolidated affiliates.

Market Conditions and Seasonality - Supply - Rocky Mountain region - In the Williston Basin, natural gas volumes continued to grow in 2016, driven primarily by producer development of Bakken Shale crude oil wells, which also produce associated natural gas containing significant quantities of NGLs. The number of well connections in 2016 decreased, compared with 2015, due to reduced drilling and completion activity by producers and continued low commodity prices. Our natural gas gathered and processed volumes in the Williston Basin increased in 2016, compared with 2015, despite the reductions in producer drilling activity, due to the following:

•	capturing additional natural gas previously flared by producers through natural gas compression and processing capacity placed in service in late 2015 and projects completed in 2016;

•
producers focusing their drilling and completion in the most productive areas where we have significant gathering and processing assets, which typically produce at higher initial production rates compared with other areas and have higher natural gas to oil ratios; and

•	continued improvements in production by producers due to enhanced completion techniques and more efficient drilling rigs.

In 2017, we expect volume growth in the Williston Basin from the projects and production activities discussed above to be partially offset by natural production declines.

Mid-Continent region - In the Mid-Continent region, we have significant natural gas gathering and processing assets in Oklahoma and Kansas. With the emerging STACK and SCOOP areas, we anticipate increased producer activity in the Mid-Continent, where we have substantial acreage dedications in these productive areas. We expect our average natural gas volumes to grow in 2017 due to continued drilling and completion activity, offset partially by the natural volume declines from existing wells connected to our system.

Demand - Demand for gathering and processing services is dependent on natural gas production by producers, which is driven by the strength of the economy; natural gas, crude oil and NGL prices; and the demand for each of these products from end users. Our customers are generally crude oil and natural gas producers who have proven reserves or are currently producing natural gas in areas within our existing infrastructure and need gathering and processing services. Additionally, demand is impacted by the weather, which is discussed below under “Seasonality.”

Rocky Mountain region - Demand for our gathering and processing services in the Williston Basin has remained strong even as crude oil prices remained low. Requirements in North Dakota for producers to reduce natural gas flaring have increased the need for our services to capture, gather and process this natural gas. We have approximately 200 MMcf/d of available processing capacity in the Williston Basin.

Mid-Continent region - As producers continue to develop the STACK and SCOOP areas of the Anadarko Basin, we expect increased demand for our services from producers. We have approximately 100 MMcf/d of available processing capacity in Oklahoma.

Commodity Prices - While we have significantly reduced our direct exposure to commodity prices in this segment and our earnings are primarily fee-based, the commodity price environment has resulted in a reduction of producer drilling activity and well completions in 2016 and 2015.

See discussion regarding our commodity price risk and related hedging activities under “Commodity Price Risk” in Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

Seasonality - Cold temperatures usually increase demand for natural gas and certain NGL products such as propane, the main heating fuels for homes and businesses. Warm temperatures usually increase demand for natural gas used in gas-fired electric generators for residential and commercial cooling, as well as agriculture-related equipment like irrigation pumps and crop dryers. During periods of peak demand for a certain commodity, prices for that product typically increase.

Extreme weather conditions and seasonal temperature changes impact the volumes and composition of natural gas gathered and processed. Freeze-offs are a phenomenon where water produced with natural gas freezes at the wellhead or within the gathering system. This causes a temporary interruption in the flow of natural gas. All of our operations may be affected by other weather conditions that may cause a loss of electricity at our facilities or prevent access to certain locations that affect a producer’s ability to complete wells or our ability to connect those wells to our systems.

Competition - We compete for natural gas supply with major integrated oil companies, independent exploration and production companies that have gathering and processing assets, pipeline companies and their affiliated marketing companies, and other midstream gatherers and processors. The factors that typically affect our ability to compete for natural gas supply are:

•	quality of services provided;

•	producer drilling activity;

•	proceeds remitted and/or fees charged under our gathering and processing contracts;

•	location of our gathering systems relative to those of our competitors;

•	location of our gathering systems relative to drilling activity;

•	operating pressures maintained on our gathering systems;

•	efficiency and reliability of our operations;

•	delivery capabilities for natural gas and NGLs that exist in each system and plant location; and

•	cost of capital.

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

Customers - Our Natural Gas Gathering and Processing segment’s customers include both large integrated and independent exploration and production companies. See discussion regarding our customer credit risk under “Counterparty Credit Risk” in Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

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

Natural Gas Liquids

Overview - Our Natural Gas Liquids segment owns and operates facilities that gather, fractionate, treat and distribute NGLs and store NGL products, primarily in Oklahoma, Kansas, Texas, New Mexico and the Rocky Mountain region where we provide midstream services to producers of NGLs and deliver those products to the two primary market centers, one in the Mid-Continent in Conway, Kansas, and the other in the Gulf Coast in Mont Belvieu, Texas. We own or have an ownership interest in FERC-regulated natural gas liquids gathering and distribution pipelines in Oklahoma, Kansas, Texas, New Mexico, Montana, North Dakota, Wyoming and Colorado, and terminal and storage facilities in Missouri, Nebraska, Iowa and Illinois. We also own FERC-regulated natural gas liquids distribution and refined petroleum products pipelines in Kansas, Missouri, Nebraska, Iowa, Illinois and Indiana that connect our Mid-Continent assets with Midwest markets, including Chicago, Illinois. The majority of the pipeline-connected natural gas processing plants in Oklahoma, Kansas and the Texas Panhandle are connected to our gathering systems. We own and operate truck- and rail-loading and -unloading facilities connected to our natural gas liquids fractionation and pipeline assets.

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

Revenues for our Natural Gas Liquids segment are derived primarily from fee-based services that we provide to our customers and from the physical optimization of our assets. We also purchase NGLs and condensate from third parties, as well as from our Natural Gas Gathering and Processing segment. Our fee-based services have increased due primarily to new supply connections, expansion of existing connections and the completion of capital-growth projects. Our business activities are categorized as exchange services, transportation and storage services, and optimization and marketing, which are defined as follows:

•
Our exchange services utilize our assets to gather, fractionate and/or treat, and transport unfractionated NGLs, thereby converting them into marketable NGL products shipped to a market center or customer-designated location. Many of these exchange volumes are under contracts with minimum volume commitments that provide a minimum level of revenues regardless of volumetric throughput. Our exchange services activities are primarily fee-based and include some rate-regulated tariffs; however, we also capture certain product price differentials through the fractionation process.

•
Our transportation and storage services include the transport of NGL products and refined petroleum products, primarily under FERC-regulated tariffs. Tariffs specify the maximum rates we may charge our customers and the general terms and conditions for NGL transportation service on our pipelines. Our storage activities consist primarily of fee-based NGL storage services at our Mid-Continent and Gulf Coast storage facilities.

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

Supply growth from the development of NGL-rich areas and increased capacity available on pipelines that connect the Mid-Continent and Gulf Coast resulted in NGL price differentials remaining narrow between the Mid-Continent market center at Conway, Kansas, and the Gulf Coast market center at Mont Belvieu, Texas. We expect these narrow price differentials to persist between these two market centers until demand for NGLs increases from petrochemical companies and exporters, which we anticipate to begin in the second half of 2017.

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

•	80 percent ownership interest in one natural gas liquids fractionator in Texas with our proportional share of operating capacity of approximately 128 MBbl/d;

•	interest in one natural gas liquids fractionator in Kansas with our proportional share of operating capacity of approximately 11 MBbl/d;

•	one isomerization unit in Kansas with operating capacity of 9 MBbl/d;

•	six natural gas liquids storage facilities in Oklahoma, Kansas and Texas with operating storage capacity of approximately 22.2 MMBbl;

•	eight natural gas liquids product terminals in Nebraska, Iowa and Illinois;

•
above- and below-ground storage facilities associated with our FERC-regulated natural gas liquids pipeline operations in Iowa, Illinois, Nebraska and Kansas with combined operating capacity of 978 MBbl; and

•	one ethane/propane splitter in Texas with operating capacity of 32 MBbl/d of purity ethane and 8 MBbl/d of propane.

In addition, we lease approximately 3.0 MMBbl of combined NGL storage capacity at facilities in Kansas and Texas and have access to 60 MBbl/d of natural gas liquids fractionation capacity in Texas through a fractionation service agreement.

Utilization - The utilization rates for our various assets, including leased assets, have been impacted by ethane rejection. The utilization rates for 2016 and 2015, respectively, were as follows:

•	our non-FERC-regulated natural gas liquids gathering pipelines were approximately 66 percent and 65 percent;

•	our FERC-regulated natural gas liquids gathering pipelines were approximately 77 percent and 75 percent;

•	our FERC-regulated natural gas liquids distribution pipelines were approximately 56 percent and 43 percent; and

•	our natural gas liquids fractionators were approximately 70 percent and 66 percent.

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

See Note L of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of unconsolidated affiliates.

Market Conditions and Seasonality - Supply - The unfractionated NGLs that we gather and transport originate primarily from natural gas processing plants connected to our gathering systems in Oklahoma, Kansas, Texas, New Mexico and the Rocky Mountain region. Our Natural Gas Liquids segment is connected to more than 100 third-party natural gas processing plants in the Mid-Continent region, is one of the primary NGL takeaway providers for the emerging STACK and SCOOP areas and is one of the primary takeaway providers for the Williston Basin with our Bakken NGL Pipeline. Our fractionation operations receive NGLs from a variety of processors and pipelines, including our affiliates, located in these regions. Supply for our Natural Gas Liquids segment depends on crude oil and natural gas drilling and production activities by producers, the decline rate of existing production, natural gas processing plant economics and capabilities, and the NGL content of the natural gas that is produced and processed in the areas in which we operate.

Supply growth has resulted in available ethane supplies that are greater than the petrochemical industry’s current demand. As a result, low or unprofitable price differentials between ethane and natural gas have resulted in ethane rejection at most of our and our customers’ natural gas processing plants connected to our natural gas liquids gathering system in the Mid-Continent and Rocky Mountain regions, which reduced the ethane component of natural gas liquids volumes gathered, fractionated, transported and sold across our assets. Through ethane rejection, natural gas processors leave some of the ethane component in the natural gas stream sold at the tailgate of natural gas processing plants. Ethane rejection levels by natural gas processors delivering to our natural gas liquids gathering system have continued to fluctuate, averaging approximately 175 MBbl/d in 2016. While the volume of ethane produced increased modestly during 2016, compared with 2015, a portion of the fees associated with those volumes gathered and fractionated was previously being earned under contracts with minimum volume obligations. We expect ethane rejection levels to continue to fluctuate in 2017 as the market begins to balance ethane supply and demand and as the price differentials between ethane and natural gas change. We expect ethane recovery levels to increase as ethylene producers and NGL exporters increase their capacity to consume and export additional ethane volumes. Expansion of the petrochemical industry in the United States is expected to increase ethane demand in the second half of 2017. International demand for NGLs, particularly ethane and propane, also is expected to increase.

Demand - Demand for NGLs and the ability of natural gas processors to successfully and economically sustain their operations affect the volume of unfractionated NGLs produced by natural gas processing plants, thereby affecting the demand for NGL gathering, fractionation and transportation services. Natural gas and propane are subject to weather-related seasonal demand. Other NGL products are affected by economic conditions and the demand associated with the various industries that utilize the commodity, such as butanes and natural gasoline used by the refining industry as blending stocks for motor fuel, denaturant for ethanol and diluents for crude oil. Ethane, propane, normal butane and natural gasoline are used by the petrochemical industry to produce chemical products, such as plastic, rubber and synthetic fibers. Several petrochemical companies are constructing new plants, plant expansions, additions or enhancements that improve the light-NGL feed capability of their facilities due primarily to the increased supply and attractive price of ethane, compared with crude oil-based alternatives, as a petrochemical feedstock in the United States. The demand is expected to increase beginning in the second half of 2017 when many of the new petrochemical plants and plant modifications are expected to be completed. In addition, we expect increased international demand for ethane, propane and butane to provide opportunities to increase fee-based earnings in our exchange and storage services and marketing activities.

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

Seasonality - Our natural gas liquids fractionation and pipeline operations typically experience some seasonal variation. Some NGL products stored and transported through our assets are subject to weather-related seasonal demand, such as propane, which can be used for heating during the winter and for agricultural purposes such as crop drying in the fall. Demand for butanes and natural gasoline, which are primarily used by the refining industry as blending stocks for motor fuel, denaturant for ethanol and diluents for crude oil, may also be subject to some variability during seasonal periods when certain government restrictions on motor fuel blending products change. The ability of natural gas processors to produce NGLs also is affected by weather. Extreme weather conditions and ground temperature changes impact the volumes of natural gas gathered and processed and NGL volumes gathered, transported and fractionated. Power interruptions, inaccessible well sites as a result of storms or freeze-offs, a phenomenon where water produced from natural gas freezes at the wellhead or within the gathering system, cause a temporary interruption in the flow of natural gas and NGLs.

Competition - Our Natural Gas Liquids segment competes with other fractionators, intrastate and interstate pipeline companies, storage providers, and gatherers and transporters for NGL supply in the Permian Basin and Rocky Mountain, Mid-Continent and Gulf Coast regions. The factors that typically affect our ability to compete for NGL supply are:

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

We have responded to these factors by making capital investments to access new supplies; increasing gathering, fractionation and distribution capacity; increasing storage, withdrawal and injection capabilities; and reducing operating costs so that we may compete effectively. Our competitors continue to invest in natural gas liquids pipeline and fractionation infrastructure to address the growing NGL supply and petrochemical demand. As our growth projects and those of our competitors have alleviated constraints between the Mid-Continent and Gulf Coast NGL market centers, we expect the narrow location price differentials between the two locations to continue. In addition, our competitors’ natural gas liquids infrastructure projects provide NGL supply from the Rocky Mountain, Marcellus and Utica basins into the Gulf Coast market center, which affects NGL prices and competes with and could displace NGL supply volumes from the Mid-Continent and Rocky Mountain regions where our assets are located. We believe our natural gas liquids fractionation, pipelines and storage assets are located strategically, connecting diverse supply areas to market centers.

Customers - Our Natural Gas Liquids segment’s customers are primarily NGL and natural gas gathering and processing companies; major and independent crude oil and natural gas production companies; propane distributors; ethanol producers; and petrochemical, refining and NGL marketing companies. See discussion regarding our customer credit risk under “Counterparty Credit Risk” in Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

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

Natural Gas Pipelines

Overview - Our Natural Gas Pipelines segment provides transportation and storage services to end users through its wholly owned assets and its 50 percent ownership interests in Northern Border Pipeline and Roadrunner. Phase I and Phase II of the Roadrunner pipeline were completed in March and October 2016, respectively.

Interstate Pipelines - Our interstate pipelines are regulated by the FERC and are located in North Dakota, Minnesota, Wisconsin, Illinois, Indiana, Kentucky, Tennessee, Oklahoma, Texas and New Mexico. Our interstate pipeline companies include:

•
Midwestern Gas Transmission, which is a bidirectional system that interconnects with Tennessee Gas Transmission Company’s pipeline near Portland, Tennessee, and with several interstate pipelines that have access to both the Utica Shale and the Marcellus Shale at the Chicago Hub near Joliet, Illinois;

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

Intrastate Pipelines - Our intrastate natural gas pipeline assets in Oklahoma transport natural gas through the state and have access to the major natural gas production areas in the Mid-Continent region, which include the emerging STACK and SCOOP areas in the Anadarko Basin and the Cana-Woodford Shale, Woodford Shale, Springer Shale, Meramec, Granite Wash and Mississippian Lime formations. Our intrastate natural gas pipeline assets in Oklahoma serve end-use markets, such as local distribution companies and power generation companies. In Texas, our intrastate natural gas pipelines are connected to the major natural gas producing formations in the Texas Panhandle, including the Granite Wash formation and Delaware and Cline producing formations in the Permian Basin. These pipelines are capable of transporting natural gas throughout the western portion of Texas, including the Waha Hub where other pipelines may be accessed for transportation to western markets, exports to Mexico, the Houston Ship Channel market to the east and the Mid-Continent market to the north. Our intrastate natural gas pipeline assets also have access to the Hugoton and Central Kansas Uplift Basins in Kansas.

The Roadrunner pipeline transports natural gas from the Permian Basin in West Texas to the Mexican border near El Paso, Texas, and is fully subscribed with 25-year firm demand charge, fee-based agreements. The Roadrunner pipeline connects with our existing natural gas pipeline and storage infrastructure in Texas and, together with our WesTex intrastate natural gas pipeline expansion project, creates a platform for future opportunities to deliver natural gas supply to Mexico. If tariffs, border taxes or other measures assessed on cross-border transactions with Mexico are implemented, we do not expect them to materially impact us or Roadrunner. Roadrunner’s long-term firm demand transportation service contracts provide markets in Mexico access to upstream supply basins in West Texas and the Mid-Continent region, which adds location and price diversity to their supply mix and supports the plan of Mexico’s national electric utility, Comisión Federal de Electricidad, to replace oil-fueled power plants with natural gas-fueled power plants, which are more economical and produce fewer GHG emissions.

Transportation Rates - Our transportation contracts for our regulated natural gas services are based upon rates stated in the respective tariffs. The tariffs provide both the general terms and conditions for the facilities and the maximum allowed rates customers can be charged by type of service, which may be discounted to meet competition if necessary. The rates are established at FERC or the appropriate state jurisdictional agencies. Our earnings are primarily fee-based from the following types of services:

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

•
Park-and-loan service - An interruptible service offered to customers providing the ability to park (inject) or loan (withdraw) natural gas into or out of our storage, typically for monthly or seasonal terms. Customers reserve the right to park or loan natural gas based on a specified quantity, including injection and withdrawal rights when capacity is available.

Property - Our Natural Gas Pipelines segment owns the following assets:

•	approximately 1,500 miles of FERC-regulated interstate natural gas pipelines with approximately 3.5 Bcf/d of peak transportation capacity;

•	approximately 5,200 miles of state-regulated intrastate transmission pipelines with peak transportation capacity of approximately 3.4 Bcf/d; and

•	approximately 57.8 Bcf of total active working natural gas storage capacity.

Our storage includes three underground natural gas storage facilities in Oklahoma, two underground natural gas storage facilities in Kansas and two underground natural gas storage facilities in Texas.

Utilization - Our natural gas pipelines were approximately 92 percent subscribed in both 2016 and 2015, and our natural gas storage facilities were 65 percent subscribed in 2016 and 71 percent subscribed in 2015.

Unconsolidated Affiliates - Our Natural Gas Pipelines segment includes the following unconsolidated affiliates:

•
50 percent interest in Northern Border Pipeline, which owns a FERC-regulated interstate pipeline that transports natural gas from the Montana-Saskatchewan border near Port of Morgan, Montana, and the Williston Basin in North Dakota to a terminus near North Hayden, Indiana.

•
50 percent interest in Roadrunner, which has the capacity to transport approximately 570 MMcf/d of natural gas from the Permian Basin in West Texas to the Mexican border near El Paso, Texas. We are the operator of Roadrunner.

See Note L of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of unconsolidated affiliates.

Market Conditions and Seasonality - Supply - The development of natural gas produced from shale resource areas has continued to increase available supply across North America and has caused location and seasonal price differentials to narrow in the regions where we operate.

Interstate - Guardian Pipeline, Midwestern Gas Transmission and Viking Gas Transmission access supply from the major producing regions of the Mid-Continent, Rocky Mountains, Canada, Gulf Coast and the Northeast. The current supply of natural gas for Northern Border Pipeline is primarily sourced from Canada; however, as the Williston Basin supply area has developed, more natural gas supply from this area is being transported on Northern Border Pipeline to markets near Chicago. In addition, supply volumes from nontraditional natural gas production areas, such as the Marcellus and Utica shale areas in the Northeast, may compete with and displace volumes from the Mid-Continent, Rocky Mountain and Canadian supply sources in our markets. Factors that may impact the supply of Canadian natural gas transported by our pipelines are primarily the availability of United States supply, Canadian natural gas available for export, Canadian storage capacity, government regulation and demand for Canadian natural gas in Canada and United States consumer markets.

Intrastate and Storage - Our intrastate pipelines and storage assets may be impacted by the pace of drilling activity by crude oil and natural gas producers and the decline rate of existing production in the major natural gas production areas in the Mid-Continent region, which include the emerging STACK and SCOOP areas in the Anadarko Basin, the Cana-Woodford Shale, Woodford Shale, Springer Shale, Meramec, Granite Wash and Mississippian Lime formations, Hugoton Basin and Central Kansas Uplift Basin.

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

•
Regulatory - Demand for our services is also affected as coal-fired electric generators are retired and replaced with power generation from natural gas. EPA regulations on emissions from coal-fired electric-generation plants, including the Maximum Achievable Control Technology Standards and the Mercury and Air Toxics Standards, have increased the demand for natural gas as a fuel for electric generation, as well as related transportation and storage services. The demand for natural gas and related transportation and storage services is expected to increase over the next several years as these regulations continue to be implemented.

Commodity Prices - As a result of excess supplies of natural gas and the addition of natural gas infrastructure, the natural gas location and seasonal price differentials have remained narrow across the regions where we operate. Although our revenues are primarily fee-based, commodity prices can affect our results of operations.

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

To the extent that pipeline capacity is contracted under firm-service transportation agreements, revenue, which is generated primarily from fixed-fee charges, is not significantly impacted by seasonal throughput variations. However, when transportation agreements expire, seasonal demand may affect the value of firm-service transportation capacity.

Natural gas storage is necessary to balance the relatively steady natural gas supply with the seasonal demand of residential, commercial and electric-generation users. The majority of our storage capacity is either contracted under firm-service agreements or is used for park-and-loan services. We retain a portion of our storage capacity for operational purposes.

Competition - Our natural gas pipelines and storage facilities compete directly with other intrastate and interstate pipeline companies and other storage facilities. Competition among pipelines and natural gas storage facilities is based primarily on fees for services, quality and reliability of services provided, current and forward natural gas prices, proximity to natural gas supply areas and markets, and access to capital. Competition for natural gas transportation services continues to increase as new infrastructure projects are completed and the FERC and state regulatory bodies continue to encourage more competition in the natural gas markets. Regulatory bodies also are encouraging the use of natural gas for electric generation that has traditionally been fueled by coal. The combined cost of coal and the associated rail transportation continues to be competitive with the cost of natural gas; however, the clean-burning aspects of natural gas and abundance of supply make it an economically competitive and environmentally advantaged alternative. We believe that our pipelines and storage assets compete effectively due to their strategic locations connecting supply areas to market centers and other pipelines.

Customers - Our natural gas pipeline assets primarily serve local natural gas distribution companies, electric-generation facilities, large industrial companies, municipalities, irrigation customers and marketing companies. Our utility customers generally require our services regardless of commodity prices. See discussion regarding our customer credit risk under “Counterparty Credit Risk” in Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

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

SEGMENT FINANCIAL INFORMATION

Segment Adjusted EBITDA, Customers and Total Assets - See Note P of the Notes to Consolidated Financial Statements in this Annual Report for disclosure by segment of our adjusted EBITDA and total assets and for a discussion of revenues from external customers.

REGULATORY, ENVIRONMENTAL AND SAFETY MATTERS

Environmental Matters - We are subject to multiple historical preservation and environmental laws and/or regulations that affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetlands preservation, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. For example, if a leak or spill of hazardous substances or petroleum products occurs from pipelines or facilities that we own, operate or otherwise use, we could be held jointly and severally liable for all resulting liabilities, including response, investigation and cleanup costs, which could affect materially our results of operations and cash flows. In addition, emissions controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures at our facilities. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us.

Pipeline Safety - We are subject to PHMSA regulations, including pipeline asset integrity-management regulations. The Pipeline Safety Improvement Act of 2002 requires pipeline companies operating high-pressure pipelines to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated high-consequence areas. In January 2012, The Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 (the 2011 Pipeline Safety Act) was signed into law. The law increased maximum penalties for violating federal pipeline safety regulations and directs the DOT and Secretary of Transportation to conduct further review or studies on issues that may or may not be material to us. These issues include, but are not limited to, the following:

•	an evaluation on whether hazardous natural gas liquids and natural gas pipeline integrity-management requirements should be expanded beyond current high-consequence areas;

•	a review of all natural gas and hazardous natural gas liquids gathering pipeline exemptions;

•	a verification of records for pipelines in Class 3 and 4 locations and high-consequence areas to confirm maximum allowable operating pressures (MAOP); and

•	a requirement to test previously untested pipelines operating above 30 percent yield strength in high-consequence areas.

In October 2015, PHMSA issued a notice of proposed rule-making to its hazardous liquid pipeline safety regulations. Among other things, the proposed regulations would expand the current leak-detection requirements, apply new, more conservative repair criteria and establish timelines for inspecting pipeline facilities potentially affected by an extreme weather event or natural disaster. The proposal would also increase the stringency of integrity management program requirements and set deadlines for the use of internal inspection tools on certain systems. Comments on the proposed rule-making were due by January 2016. PHMSA has issued a prepublication version of the final rule, but it will not be effective until after it is published in the Federal Register. However, in January 2017, prior to publication of the order, the current administration issued a memorandum asking all agencies to immediately withdraw any proposed or final regulations that had been sent to the Office of the Federal Register but not yet published. It is unclear how this will impact the hazardous liquids pipeline safety regulations.

In March 2016, PHMSA issued a notice of proposed rule-making for gas transmission and gathering lines that would substantially revise that agency’s rules for construction, operation and maintenance of natural gas pipeline systems. PHMSA proposes to codify the “traceable, verifiable and complete” standard for records that it issued after a 2010 pipeline explosion in San Bruno, California. Other key changes would modify maximum allowable operating pressure requirements for all gas pipelines, revise several integrity management program requirements, expand the application of several integrity management programs to a newly defined class of “moderate consequence area,” increase corrosion control requirements and modify the regulation of gas gathering lines. Comments on the proposed rule-making were due in July 2016.

In December 2016, PHMSA issued an Interim Final Rule for underground natural gas storage facilities, subjecting these storage facilities to minimum federal safety standards for the first time. Under the Interim Final Rule, existing facilities must have appropriate operational, maintenance, integrity demonstration and verification, monitoring, threat and hazard identification, assessment, remediation, site security, emergency response and preparedness, and recordkeeping procedures in place, along with implementation plans and schedules, by January 2018. Comments are due in February 2017.

The potential capital and operating expenditures related to the referenced proposed regulations are unknown, but we do not anticipate a material impact to our planned capital, operations and maintenance costs resulting from compliance with the current or pending regulations.

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

International, federal, regional and/or state legislative and/or regulatory initiatives may attempt to control or limit GHG emissions. We monitor all relevant legislation and regulatory initiatives to assess the potential impact on our operations. The EPA’s Mandatory Greenhouse Gas Reporting Rule requires annual GHG emissions reporting from affected facilities and the carbon dioxide emission equivalents for the natural gas delivered by us and the emission equivalents for all NGLs produced by us as if all of these products were combusted, even if they are used otherwise.

Our 2015 total reported emissions were approximately 47.3 million metric tons of carbon dioxide equivalents. This total includes direct emissions from the combustion of fuel in our equipment, such as compressor engines and heaters, as well as carbon dioxide equivalents from natural gas and NGL products delivered to customers and produced as if all such fuel and NGL products were combusted. The additional cost to gather and report this emission data did not have, and we do not expect it to have, a material impact on our results of operations, financial position or cash flows. In addition, Congress has considered, and may consider in the future, legislation to reduce GHG emissions, including carbon dioxide and methane. Likewise, the EPA may institute additional regulatory rule-making associated with GHG emissions from the oil and natural gas industry. At this time, no rule or legislation has been enacted that assesses any costs, fees or expenses on any of these emissions.

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

In September 2015, the EPA published several proposed rule-makings that affect the oil and gas industry. The rule-makings included, but were not limited to, proposed amendments to its existing New Source Performance Standards (NSPS) for the oil and gas industry. The proposed amendments to the NSPS rules included, in part, the proposed direct regulation of methane emissions for the first time as an individual air pollutant from new, modified or reconstructed oil and gas sources, as part of the President’s Methane Strategy. In June 2016, the final NSPS rule was published and became effective in August 2016. The final provisions of the NSPS rule include varied timelines for initial compliance, which run from the effective date. These compliance measures generally include additional capital and operating expenditures. We do not anticipate a material impact to ONEOK Partners’ planned capital, operations or maintenance costs resulting from compliance with the final rule.

In March 2016, the EPA announced a formal information collection request (ICR) process to require companies to provide information to assist in the development of comprehensive regulations to reduce methane emissions from existing oil and gas sources. The EPA published drafts of the ICR on June 3 and September 29 and issued the final ICR on November 10, 2016. The ICR consists of two parts. Part I is designed to obtain information from onshore oil and gas production facilities regarding the number and types of equipment at production facilities. Part 2 will collect detailed information on emissions sources and emissions control devices or practices in use at onshore production, gathering and boosting, processing, compression/transmission, pipeline, natural gas storage, and NGL storage and import/export facilities. We are in the process of responding to the Part 2 ICR notices that we received.

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

At this time we do not anticipate a material impact to our planned capital, operations and maintenance costs resulting from compliance with the current or pending regulations and EPA actions outlined above. However, the EPA may issue additional regulations, responses, amendments and/or policy guidance, which could alter our present expectations. Generally, the EPA rule-makings will require expenditures for updated emissions controls, monitoring and recordkeeping requirements at affected facilities.

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

Environmental Footprint - Our environmental and climate change actions focus on minimizing the impact of our operations on the environment. These actions include: (i) developing and maintaining an accurate GHG emissions inventory according to current rules issued by the EPA; (ii) improving the efficiency of our various pipelines, natural gas processing facilities and natural gas liquids fractionation facilities; (iii) following developing technologies for emissions control and the capture of carbon dioxide to keep it from reaching the atmosphere; and (iv) utilizing practices to reduce the loss of methane from our facilities.

We participate in the EPA’s Natural Gas STAR Program to reduce voluntarily methane emissions. We continue to focus on maintaining low rates of lost-and-unaccounted-for methane gas through expanded implementation of best practices to limit the release of natural gas during pipeline and facility maintenance and operations.

EMPLOYEES

We do not employ directly any of the persons responsible for managing, operating or providing us with services related to our day-to-day business affairs. We have a service agreement with ONEOK and ONEOK Partners GP (the Services Agreement) under which our operations and the operations of ONEOK and its affiliates can combine or share certain common services in order to operate more efficiently and cost effectively. Under the Services Agreement, ONEOK provides us an equivalent type and amount of services that it provides to its other affiliates, including those services required to be provided pursuant to our Partnership Agreement. ONEOK Partners GP may purchase services from ONEOK and its affiliates pursuant to the terms of the Services Agreement. As of January 31, 2017, we utilized some or all of the services of 2,384 people in addition to the other resources provided by ONEOK and its affiliates.

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

RISKS RELATED TO THE MERGER TRANSACTION

The Merger Transaction is subject to conditions and may not be consummated even if the required ONEOK shareholder and ONEOK Partners unitholder approvals are obtained.

The Merger Transaction is subject to the satisfaction or waiver of certain conditions, including approval of the Merger Agreement by ONEOK Partners’ unitholders and approval of the issuance of ONEOK common stock in connection with the Merger Transaction by ONEOK shareholders, some of which are out of the control of ONEOK and ONEOK Partners. The Merger Agreement contains other conditions that, if not satisfied or waived, would result in the Merger Transaction not occurring, even though the ONEOK shareholders and the ONEOK Partners unitholders may have voted in favor of the Merger Transaction-related proposals presented to them. Satisfaction of some of these other conditions to the Merger Transaction is not entirely in the control of ONEOK or ONEOK Partners. In addition, ONEOK and ONEOK Partners can agree not to consummate the Merger Transaction even if all shareholder and unitholder approvals have been received. The closing conditions to the Merger Transaction may not be satisfied, and ONEOK and ONEOK Partners may choose not to, or may be unable to, waive an unsatisfied condition, which may cause the Merger Transaction not to occur.

The Merger Agreement contains certain termination rights for both ONEOK and ONEOK Partners, including, among others, (i) by ONEOK or ONEOK Partners, if the Merger Transaction is not consummated by September 30, 2017, (ii) by ONEOK, if the Board of Directors or the conflicts committee of ONEOK Partners GP takes certain actions with respect to its recommendation of the Merger prior to the ONEOK Partners’ unitholder meeting, and (iii) by ONEOK Partners, if a special committee of the ONEOK Board of Directors takes certain actions with respect to its recommendation of the issuance of ONEOK common stock in connection with the Merger Transaction prior to the ONEOK shareholder meeting. In the event of termination of the Merger Agreement under certain circumstances, we may be required to pay ONEOK a termination fee (up to, in certain instances, $300 million in cash) and, under other certain circumstances, ONEOK may be required to pay us a termination fee in the form of a temporary reduction in incentive distributions (up to, in certain instances, $300 million).

We may incur substantial transaction-related costs in connection with the Merger Transaction.

We and ONEOK expect to incur nonrecurring transaction-related costs associated with completing the Merger Transaction. Nonrecurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, filing fees, proxy solicitation costs and printing costs.

Failure to complete, or significant delays in completing, the Merger Transaction could negatively affect the trading price of our common units and our future business and financial results.

Completion of the Merger Transaction is not assured and is subject to risks, including the risks that approval of the Merger Transaction by our unitholders or by any applicable governmental agencies or third parties is not obtained or that other closing conditions are not satisfied. If the Merger Transaction is not completed, or if there are significant delays in completing the Merger Transaction, the trading price of our common units and our future business and financial results could be negatively affected, and we will be subject to several risks, including the following:

•	we and ONEOK may be liable for damages to one another under the terms and conditions of the Merger Agreement;

•
negative reactions from the financial markets, including declines in the price of our common units due to the fact that the current price may reflect a market assumption that the Merger Transaction will be completed;

•	having to pay certain significant costs relating to the Merger Transaction; and

•	the attention of management may have been diverted to the Merger Transaction rather than our own operations and pursuit of other opportunities that could have been beneficial to us.

The Merger Transaction should be a taxable transaction and, in such case, the resulting tax liability of a ONEOK Partners unitholder, if any, will depend on the unitholder’s particular situation. The tax liability of a ONEOK Partners unitholder as a result of the Merger Transaction could be more than expected.

Our unitholders will receive ONEOK common stock and cash in lieu of fractional shares, if any, as consideration in the Merger Transaction. Although our unitholders will receive no cash consideration other than any cash received in lieu of fractional shares, if any, the Merger Transaction should be treated as a taxable sale by our common unitholders for U.S. federal income tax purposes. In such case, as a result of the Merger Transaction, our unitholder will recognize gain or loss for U.S. federal income tax purposes equal to the difference between such unitholder’s amount realized and the unitholder’s adjusted tax basis in the our common units. The amount of gain or loss recognized by each unitholder in the Merger Transaction will vary depending on each unitholder’s particular situation, including the value of the shares of ONEOK common stock and the amount of cash in lieu of fractional shares, if any, received by each unitholder in the Merger Transaction, the adjusted tax basis of the ONEOK Partners common units exchanged by each unitholder in the Merger Transaction, and the amount of any suspended passive losses that may be available to a particular unitholder to offset a portion of the gain recognized by the unitholder.

Because the value of any ONEOK common stock received in the Merger Transaction will not be known until the effective time of the merger, our unitholder will not be able to determine its amount realized, and therefore its taxable gain or loss, until such time. In addition, because prior distributions in excess of a unitholder’s allocable share of our net taxable income decrease the unitholder’s tax basis in its common units, the amount, if any, of the prior excess distributions with respect to such our common units will, in effect, become taxable income to a unitholder if the aggregate value of the consideration received in the Merger Transaction is greater than the unitholder’s adjusted tax basis in its common units, even if the aggregate value of the consideration received in the Merger Transaction is less than the unitholder’s original cost basis in its common units. Furthermore, a portion of this gain or loss, which could be substantial, will be separately computed and taxed as ordinary income or loss to the extent attributable to “unrealized receivables,” including depreciation recapture, or to “inventory items” owned by us and our subsidiaries.

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

A significant portion of our revenues are derived from the sale of commodities that are received as payment for natural gas gathering and processing services, for the transportation and storage of natural gas, and from the purchase and sale of NGLs and NGL products. Commodity prices have been volatile and are likely to continue to be so in the future. The prices we receive for our commodities are subject to wide fluctuations in response to a variety of factors beyond our control, including, but not limited to, the following:

•	overall domestic and global economic conditions;

•	relatively minor changes in the supply of, and demand for, domestic and foreign energy;

•	market uncertainty;

•	the availability and cost of third-party transportation, natural gas processing and fractionation capacity;

•	the level of consumer product demand and storage inventory levels;

•	ethane rejection;

•	geopolitical conditions impacting supply and demand for natural gas, NGLs and crude oil;

•	weather conditions;

•	domestic and foreign governmental regulations and taxes;

•	the price and availability of alternative fuels;

•	speculation in the commodity futures markets;

•	the effects of imports and exports on the price of natural gas, crude oil, NGL and liquefied natural gas;

•	the effect of worldwide energy-conservation measures;

•	the impact of new supplies, new pipelines, processing and fractionation facilities on location price differentials; and

•	technology and improved efficiency impacting supply and demand for natural gas, NGLs and crude oil.

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

If the level of drilling in the regions in which we operate declines substantially near our assets, our volumes and revenues could decline.

Our gathering and transportation pipeline systems are connected to, and dependent on the level of production from, natural gas and crude oil wells, from which production will naturally decline over time. As a result, our cash flows associated with these wells will also decline over time. In order to maintain or increase throughput levels on our gathering and transportation pipeline systems and the asset utilization rates at our processing and fractionation plants, we must continually obtain new supplies. Our ability to maintain or expand our businesses depends largely on the level of drilling and production by third parties in the regions in which we operate. Our natural gas and NGL supply volumes may be impacted if producers curtail or redirect drilling and production activities. Drilling and production are impacted by factors beyond our control, including:

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

We are subject to the risk of loss resulting from nonpayment and/or nonperformance by our customers and counterparties. Our customers or counterparties may experience rapid deterioration of their financial condition as a result of changing market conditions, commodity prices or financial difficulties that could impact their creditworthiness or ability to pay us for our services. We assess the creditworthiness of our customers and counterparties and obtain collateral or contractual terms as we deem appropriate. We cannot, however, predict to what extent our business may be impacted by deteriorating market or financial conditions, including possible declines in our customers’ and counterparties’ creditworthiness. The recent decline in commodity prices has negatively impacted the financial condition of certain customers and counterparties and further declines, a prolonged low commodity price environment or continued volatility could impact their ability to meet their financial obligations to us. Our customers and counterparties may not perform or adhere to our existing or future contractual arrangements. To the extent our customers and counterparties are in financial distress or commence bankruptcy proceedings, contracts with them may be subject to renegotiation or rejection under applicable provisions of the United States Bankruptcy Code. If we fail to assess adequately the creditworthiness of existing or future customers and counterparties any material nonpayment or nonperformance by our customers and counterparties due to inability or unwillingness to perform or adhere to contractual arrangements could have a material adverse impact on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

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

The amount of cash we can distribute to our unitholders depends principally upon the cash we generate from our operations, which includes activities with our affiliates. Because the cash we generate from operations will fluctuate from quarter to quarter, we may not be able to maintain future quarterly distributions at the current level. The actual amount of cash that is available to be distributed each quarter will depend on numerous factors, some of which are beyond our control and the control of our general partner. Cash distributions are dependent primarily on cash flow, including cash flow from operations, cash from financial reserves and working capital borrowings, and not solely on profitability, which is affected by noncash items. Therefore, cash distributions might be made during periods when we record losses and might not be made during periods when we record profits. We may not have sufficient available cash from operating surplus each quarter to enable us to make cash distributions at our current distribution rate under our cash distribution policy. The amount of cash we can distribute principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the fees we charge and the income we realize for our services;

•	the prices of, levels of production of and demand for natural gas, NGLs and crude oil;

•	the volume of natural gas we gather, treat, compress, process, transport and sell and the volume of NGLs we process or fractionate and sell;

•	the relationship between natural gas and NGL prices;

•	cash settlements of hedging positions;

•	the level of competition from other midstream energy companies;

•	the level of our operating and maintenance costs; and

•	prevailing economic conditions.

In addition, the actual amount of cash available for distribution will depend on other factors, some of which are beyond our control, including:

•	the level of capital expenditures we make;

•	the cost of acquisitions;

•	our debt service requirements and other liabilities;

•	fluctuations in our working capital needs;

•	restrictions on distributions contained in our debt agreements; and

•	the amount of cash reserves established by our general partner for the proper conduct of our business.

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

Our businesses are exposed to market risk and the impact of market fluctuations in natural gas, NGLs and crude oil prices. Market risk refers to the risk of loss of cash flows and future earnings arising from adverse changes in commodity prices. Our primary commodity price exposures arise from:

•	the value of the NGLs and natural gas sold under POP with fee contracts, of which we retain a portion of the sales proceeds;

•	the price differentials between the individual NGL products with respect to our NGL transportation and fractionation agreements;

•	the location price differentials in the price of natural gas and NGLs with respect to our natural gas and NGL transportation businesses;

•	the seasonal price differentials in natural gas and NGLs related to our storage operations; and

•	the fuel costs and the value of the retained fuel in-kind in our natural gas pipelines and storage operations.

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

We utilize financial instruments and physical forward transactions to mitigate our exposure to interest rate and commodity price fluctuations. Hedging instruments that are used to reduce our exposure to interest-rate fluctuations could expose us to risk of financial loss where we may contract for variable-rate swap instruments to hedge fixed-rate instruments and the variable rate exceeds the fixed rate. In addition, these hedging arrangements may limit the benefit we would otherwise receive if we had contracted for fixed-rate swap agreements to hedge variable-rate instruments and the variable rate falls below the fixed rate. Hedging arrangements that are used to reduce our exposure to commodity price fluctuations limit the benefit we would otherwise receive if market prices for natural gas, crude oil and NGLs exceed the stated price in the hedge instrument for these commodities.

Demand for natural gas and for certain of our products and services is highly weather sensitive and seasonal.

The demand for natural gas and for certain of our NGL products, such as propane, is weather sensitive and seasonal, with a portion of revenues derived from sales for heating during the winter months. Weather conditions influence directly the volume of, among other things, natural gas and propane delivered to customers. Deviations in weather from normal levels and the seasonal nature of certain of our segments can create variations in earnings and short-term cash requirements.

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

We may not be able to develop and execute growth projects and acquire new assets, which could result in reduced cash distributions to our unitholders.

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

Our ability to develop and execute growth projects will depend on our ability to implement business development opportunities and finance such activities on economically acceptable terms.

If we are unable to make strategic acquisitions and investments, integrate successfully businesses that we acquire with our existing business, or develop and execute our growth projects, our future growth will be limited, which could adversely impact our results of operations and cash flows and, accordingly, result in reduced cash distributions over time.

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

Pipeline safety legislation that was signed into law in 2012, the 2011 Pipeline Safety Act, directed the Secretary of Transportation to promulgate new safety regulations for natural gas and hazardous liquids pipelines, including expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation, testing to confirm the material strength of certain pipelines and operator verification of records confirming the maximum allowable pressure of certain gas transmission pipelines. The 2011 Pipeline Safety Act also increased the maximum penalty for violation of pipeline safety regulations from $100,000 to $200,000 per violation per day and also from $1 million to $2 million for a related series of violations.

The 2011 Pipeline Safety Act, the PIPES Act or rules implementing such acts could cause us to incur capital and operating expenditures for pipeline replacements or repairs, additional monitoring equipment or more frequent inspections or testing of our pipeline facilities, preventive or mitigating measures and other tasks that could result in higher operating costs or capital expenditures as necessary to comply with such standards, which costs could be significant.

See further discussion in the “Regulatory, Environmental and Safety Matters” section.

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

There is an inherent risk of incurring environmental costs and liabilities in our business due to our handling of the products we gather, transport, process and store, air emissions related to our operations, past industry operations and waste disposal practices, some of which may be material. Private parties, including the owners of properties through which our pipeline systems pass, may have the right to pursue legal actions to enforce compliance as well as to seek damages for noncompliance with environmental laws and regulations or for personal injury or property damage arising from our operations. Some sites we operate are located near current or former third-party hydrocarbon storage and processing operations, and there is a risk that contamination has migrated from those sites to ours. In addition, increasingly strict laws, regulations and enforcement policies could increase significantly our compliance costs and the cost of any remediation that may become necessary, some of which may be material. Additional information is included under Item 1, Business, under “Regulatory, Environmental and Safety Matters” and in Note N of the Notes to Consolidated Financial Statements in this Annual Report.

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

We may be subject to physical and financial risks associated with climate change.

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

The discovery of nonconventional natural gas production areas nearer to certain of the market areas that we serve may compete with natural gas originating in production areas connected to our systems. For example, the Marcellus Shale in Pennsylvania, New York, West Virginia and Ohio may cause natural gas in supply areas connected to our systems to be diverted to markets other than our traditional market areas and may affect capacity utilization adversely on our pipeline systems and our ability to renew or replace existing contracts at rates sufficient to maintain current revenues and cash flows. In addition, supply volumes from these nonconventional natural gas production areas may compete with and displace volumes from the Mid-Continent, Permian, Rocky Mountains and Canadian supply sources in certain of our markets. In our Natural Gas Gathering and Processing segment, the development of these new nonconventional reserves could move drilling rigs from our current service areas to other areas, which may reduce demand for our services. In our Natural Gas Pipelines segment, the displacement of natural gas originating in supply areas connected to our pipeline systems by these new supply sources that are closer to the end-use markets could result in lower transportation revenues, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Increased regulation of exploration and production activities, including hydraulic fracturing and disposal of waste water, could result in reductions or delays in drilling and completing new crude oil and natural gas wells, which could adversely impact our revenues by decreasing the volumes of natural gas and NGLs transported on our or our joint ventures’ natural gas and natural gas liquids pipelines.

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

In the competition for customers, we may have significant levels of excess capacity on our natural gas and natural gas liquids pipelines, processing, fractionation and storage assets.

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

Under current policy, the FERC permits interstate pipelines that are subject to cost of service regulation to include an income tax allowance when calculating their regulated rates. The FERC’s income tax allowance policy has been the subject of challenge, and we cannot predict whether the FERC or a reviewing court will alter the existing policy. For example, on July 1, 2016, the U.S. Court of Appeals for the District of Columbia Circuit issued a decision that calls into question a decade of FERC policy and precedent permitting regulated companies organized as pass-through entities for income tax purposes to include an allowance for income taxes in their rates. The court has remanded the case to the FERC to allow it to have an opportunity to provide a reasoned basis for its decision on income tax allowances for partnership pipelines. The FERC has issued a Notice of Inquiry seeking comments on proposed methods to adjust FERC’s income tax policy. Comments are due in March 2017. If the FERC’s policy were to change and if the FERC were to disallow a substantial portion of our pipelines’ income tax allowance, our regulated rates, and therefore our revenues and ability to make quarterly cash distributions to our unitholders, could be adversely affected.

If we were permitted to raise our tariff rates for a particular pipeline, there might be significant delay between the time the tariff rate increase is approved and the time that the rate increase actually goes into effect, which if delayed could further reduce our cash flow. Furthermore, competition from other pipeline systems may prevent us from raising our tariff rates even if regulatory agencies permit us to do so. The regulatory agencies that regulate our systems periodically implement new rules, regulations and terms and conditions of services subject to their jurisdiction. New initiatives or orders may adversely affect the rates charged for our services.

Finally, shippers may protest our pipeline tariff filings, and the FERC and or state regulatory agency may investigate tariff rates. Further, the FERC may order refunds of amounts collected under newly filed rates that are determined by the FERC to be in excess of a just and reasonable level. In addition, shippers may challenge by complaint the lawfulness of tariff rates that have become final and effective. The FERC and/or state regulatory agencies also may investigate tariff rates absent shipper complaint. Any finding that approved rates exceed a just and reasonable level on the natural gas pipelines would take effect prospectively. In a complaint proceeding challenging natural gas liquids pipeline rates, if the FERC determines existing rates exceed a just and reasonable level, it could require the payment of reparations to complaining shippers for up to two years prior to the complaint. Any such action by the FERC or a comparable action by a state regulatory agency could affect adversely our pipeline businesses’ ability to charge rates that would cover future increases in costs, or even to continue to collect rates that cover current costs, and provide for a reasonable return. We can provide no assurance that our pipeline systems will be able to recover all of their costs through existing or future rates.

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

Some of our nonregulated operations, which include our Natural Gas Gathering and Processing segment and much of our Natural Gas Liquids segment, have a higher level of risk than our regulated operations, which includes a portion of our Natural Gas Pipelines segment and a portion of our Natural Gas Liquids segment. We expect to continue investing in natural gas and natural gas liquids projects and other related projects, some or all of which may involve nonregulated businesses or assets. These projects could involve risks associated with operational factors, such as competition and dependence on certain suppliers and customers; and financial, economic and political factors, such as rapid and significant changes in commodity prices, the cost and availability of capital and counterparty risk, including the inability of a counterparty, customer or supplier to fulfill a contractual obligation.

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

Measurement adjustments on our pipeline system may be impacted materially by changes in estimation, type of commodity and other factors.

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

A breach of information security, including a cybersecurity attack, or failure of one or more key information technology or operational systems, or those of third parties, may affect adversely our operations, financial results or reputation.

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

ONEOK and its affiliates own all of the Class B units, 41.3 million common units and the entire 2 percent general partner interest in us, which together constituted a 41.2 percent ownership interest in us as of December 31, 2016. The Class B units are eligible to convert into common units on a one-for-one basis at ONEOK’s option. ONEOK may, from time to time, sell all or a portion of its common units. Sales of substantial amounts of its common units or other types of units, or the anticipation of such sales, could lower the market price of our common units and may make it more difficult for us to sell our equity securities in the future at a time and price that we deem appropriate.

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

ONEOK owns 100 percent of our general partner interest, and as a result of our public offerings of common units and units sold under our “at-the-market” equity program, ONEOK and its subsidiaries owned a 41.2 percent aggregate equity interest in us at December 31, 2016. Our Partnership Agreement limits any fiduciary duties owed by our general partner and ONEOK to those duties that are stated specifically in our Partnership Agreement. Although ONEOK, through the Board of Directors of our general partner, has an obligation to manage us in a manner that is in, or not inconsistent with, our best interests, the Board of Directors of ONEOK has a fiduciary duty to manage our general partner in a manner beneficial to ONEOK. Five of the eight members of the Board of Directors of our general partner are either members of ONEOK’s Board of Directors or executive management of ONEOK. Three independent members and one management member of the Board of Directors of our general partner also are members of ONEOK’s Board of Directors, with the management member being the only management member of ONEOK’s Board of Directors. Conflicts of interest may arise between ONEOK and its other affiliates and between us and our unitholders. In resolving these conflicts, our general partner may determine that the transaction is “fair and reasonable” to us, without the agreement of any other party, including the Audit or Conflicts Committees. In that regard, our general partner may favor its own interests and the interests of its other affiliates over the interests of our unitholders, as long as it does not take action that conflicts with our Partnership Agreement. These conflicts include, among others, the following situations:

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

Our senior unsecured long-term debt and commercial paper program have been assigned an investment-grade credit rating of “Baa2” and Prime-2, respectively, by Moody’s and “BBB” and A-2, respectively, by S&P. In February 2017, in conjunction with the announcement of the Merger Transaction described in Note B of the Notes to Consolidated Financial Statements in this Annual Report, S&P affirmed our credit ratings and outlook and Moody’s placed our credit ratings under review for a downgrade. We cannot provide assurance that any of our current ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances in the future so warrant. Specifically, if Moody’s or S&P were to downgrade our long-term debt or commercial paper program rating, particularly below investment grade, our borrowing costs would increase, which would affect adversely our financial results, and our potential pool of investors and funding sources could decrease. Ratings from credit agencies are not recommendations to buy, sell or hold our securities. Each rating should be evaluated independently of any other rating.

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

As of December 31, 2016, we had total indebtedness of approximately $7.9 billion. Our indebtedness could have significant consequences. For example, it could:

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

Borrowings under our Partnership Credit Agreement and our senior notes are nonrecourse to ONEOK, and ONEOK does not guarantee our debt, commercial paper or other similar commitments. Following the completion of the Merger Transaction, we and ONEOK expect to enter into a cross guarantee agreement whereby each party to the agreement unconditionally guarantees and becomes liable for the indebtedness of each other party to the agreement.

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

Our operating cash flow is derived partially from cash distributions we receive from our unconsolidated affiliates, as discussed in Note L of the Notes to Consolidated Financial Statements. The amount of cash that our unconsolidated affiliates can distribute principally depends upon the amount of cash flow these affiliates generate from their respective operations, which may fluctuate from quarter to quarter. We do not have any direct control over the cash distribution policies of our unconsolidated affiliates. This lack of control may contribute to our not having sufficient available cash each quarter to continue paying distributions at our current levels.

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

The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time, the President of the United States and members of the United States Congress propose and consider substantive changes to the existing federal income tax laws that could affect the tax treatment of certain publicly traded partnerships. Further, final Treasury regulations under Section 7704(d)(1)(E) of the Code recently published in the Federal Register interpret the scope of qualifying income requirements for publicly traded partnerships by providing industry-specific guidance.

Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively. We are unable to predict whether any previously considered changes or any other proposals will ultimately be enacted, including as a result of fundamental tax reform. Any such changes could impact negatively the value of an investment in our common units and the amount of cash available for distribution to our unitholders.

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

Legislation applicable to partnership tax years beginning after 2017 alters the procedures for auditing large partnerships and for assessing and collecting taxes due (including penalties and interest) as a result of a partnership-level federal income tax audit. Under these rules, unless we are eligible to, and do, elect to issue revised Schedules K-1 to our partners with respect to an audited and adjusted partnership tax return, the IRS may assess and collect taxes (including any applicable penalties and interest) directly from us in the year in which the audit is completed. If we are required to pay taxes, penalties and interest as a result of audit adjustments, cash available for distribution to our unitholders may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, unitholders during that taxable year would bear the expense of the adjustment even if they were not unitholders during the audited tax year.

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

We treat each purchaser of common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could affect adversely the value of the common units.

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

We prorate our items of income, gain, loss and deduction for federal income tax purposes between transferors and transferees of our common units each month based upon the ownership of our units as of the close of business on the last day of the preceding month, instead of on the basis of the date a particular unit is transferred. Although recently issued final Treasury regulations allow publicly traded partnerships to use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders, such tax items must be prorated on a daily basis, and these regulations do not specifically authorize all aspects of the proration method we have adopted. If the IRS were to successfully challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

We have adopted certain valuation methodologies in determining a unitholder’s allocations of income, gain, loss and deduction. The IRS may challenge these methodologies or the resulting allocations, and such a challenge could affect adversely the value of our common units.

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

A successful IRS challenge to these methods or allocations could affect adversely the amount, character and timing of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

A description of our properties is included in Item 1, Business.

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

MARKET INFORMATION AND HOLDERS

Our equity consists of a 2 percent general partner interest and a 98 percent limited partner interest. Our limited partner interests are represented by our common units, which are listed on the NYSE under the trading symbol “OKS,” and our Class B limited partner units. The following table sets forth the high and low closing prices of our common units for the periods indicated:

	Year Ended December 31, 2016		Year Ended December 31, 2015
	High	Low	High	Low
First Quarter	$33.02	$22.20	$46.05	$38.00
Second Quarter	$40.25	$29.67	$43.35	$34.00
Third Quarter	$42.11	$36.86	$35.24	$27.79
Fourth Quarter	$46.46	$38.69	$34.93	$22.73

At February 21, 2017, there were 472 holders of record of our 212,837,980 outstanding common units. ONEOK and its affiliates own all of the Class B units, 41,344,581 common units and the entire 2 percent general partner interest in us, which together constituted a 41.2 percent ownership interest in us at December 31, 2016.

CASH DISTRIBUTIONS

The following table sets forth the quarterly cash distribution declared and paid on each of our common and Class B units during the periods indicated:

Declared for Quarter Ending	Distribution Per Unit	Date Declared	Date Paid
December 31, 2016	$0.790	January 18, 2017	February 14, 2017
September 30, 2016	$0.790	October 19, 2016	November 14, 2016
June 30, 2016	$0.790	July 28, 2016	August 14, 2016
March 31, 2016	$0.790	April 21, 2016	May 13, 2016
December 31, 2015	$0.790	January 21, 2016	February 12, 2016
September 30, 2015	$0.790	October 21, 2015	November 13, 2015
June 30, 2015	$0.790	July 23, 2015	August 14, 2015
March 31, 2015	$0.790	April 16, 2015	May 15, 2015
December 31, 2014	$0.790	January 15, 2015	February 13, 2015

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

We paid cash distributions to our general and limited partners of $1.3 billion, $1.2 billion and $1.1 billion for 2016, 2015 and 2014, respectively, which included an incentive distribution to our general partner of $402.2 million, $371.5 million and $305.0 million for 2016, 2015 and 2014, respectively. Additional information about our cash distributions is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, under “Liquidity and Capital Resources,” and Item 13, Certain Relationships and Related Transactions, and Director Independence.

PERFORMANCE GRAPH

The following performance graph compares the performance of our common units with the S&P 500 Index and the Alerian MLP Index during the period beginning on December 31, 2011, and ending on December 31, 2016. The graph assumes a $100 investment in our common units and in each of the indices at the beginning of the period and a reinvestment of distributions/dividends paid on such investments throughout the period.

Value of $100 Investment, Assuming Reinvestment of Distributions/Dividends,
at December 31, 2011, and at the End of Every Year Through December 31, 2016,
in ONEOK Partners, L.P., the S&P 500 Index and the Alerian MLP Index

	Cumulative Total Return
	Years Ended December 31,
	2012	2013	2014	2015	2016

ONEOK Partners, L.P.	$97.85	$100.59	$80.03	$66.33	$103.64
Alerian MLP Index (a)	$104.83	$133.76	$140.13	$94.56	$111.69
S&P 500 Index	$115.98	$153.51	$174.47	$176.88	$197.98
(a) - The Alerian MLP Index measures the composite performance of more than 40 of the most prominent energy master limited partnerships.

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for the periods indicated:

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(Millions of dollars, except per unit data)
Revenues	$8,918.5	$7,761.1	$12,191.7	$11,869.3	$10,182.2
Net income	$1,072.3	$597.9	$911.3	$804.0	$888.4
Net income attributable to ONEOK Partners, L.P.	$1,066.8	$589.5	$910.3	$803.6	$888.0
Limited partners’ net income per unit	$2.25	$0.73	$2.33	$2.35	$3.04
Distributions paid per common unit (a)	$3.16	$3.16	$3.01	$2.87	$2.59
Total assets	$15,469.3	$14,927.6	$14,600.4	$12,824.2	$10,927.4
Long-term debt, including current maturities	$6,699.0	$6,803.0	$6,011.9	$6,014.1	$4,779.5
(a) - Class B unitholders received the same distribution as common unitholders.

We recorded noncash impairment charges of $264.3 million and $76.4 million in 2015 and 2014, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Item 1, Business, our audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements in this Annual Report.

RECENT DEVELOPMENTS

On January 31, 2017, we and ONEOK entered into the Merger Agreement, by and among ONEOK, Merger Sub, ONEOK Partners and ONEOK Partners GP, our general partner, pursuant to which ONEOK will acquire all of our outstanding common units representing limited partner interests in us not already directly or indirectly owned by ONEOK. Upon the terms and conditions set forth in the Merger Agreement, Merger Sub will be merged with and into ONEOK Partners, with ONEOK Partners continuing as the surviving entity and as a wholly owned subsidiary of ONEOK, in a taxable transaction to our common unitholders. For additional information on this transaction, see Note B of the Notes to Consolidated Financial Statements in this Annual Report.

We operate predominantly fee-based businesses in each of our three reportable segments, and our consolidated earnings were approximately 88 percent fee-based in 2016. We continue to expect demand for midstream services and infrastructure development to be primarily driven by producers who need to connect production with end-use markets where current infrastructure is insufficient or nonexistent. We also expect additional demand for our services to support increased demand for NGL products from the petrochemical industry and NGL exporters and increased demand for natural gas from power plants previously fueled by coal and natural gas exports to Mexico.

STACK and SCOOP Opportunity - We expect each of our business segments to benefit from increasing production activity in the Mid-Continent from the highly productive STACK and SCOOP areas, where there was an increase in producer activity in late 2016, which we expect to continue in 2017. We have a strong presence in the region, with our Natural Gas Liquids segment’s gathering system serving as a primary NGL takeaway provider through connections to more than 100 third-party natural gas processing plants, our Natural Gas Gathering and Processing segment’s substantial acreage dedications in some of the most productive areas and our Natural Gas Pipelines segment’s broad footprint. As producers continue to develop the STACK and SCOOP areas, we expect natural gas and NGL volumes to increase in 2017, compared with 2016 volumes, and increased demand for our services from producers that need incremental takeaway capacity for natural gas and NGLs out of the region.

Ethane Opportunity - Ethane rejection levels by natural gas processors delivering to our natural gas liquids gathering system have continued to fluctuate and averaged approximately 175 MBbl/d during 2016, primarily in the Mid-Continent region. We expect ethane rejection levels to continue to fluctuate in 2017 as the market begins to balance ethane supply and demand and with changes in the price differentials between ethane and natural gas. We expect ethane recovery levels to increase as ethylene producers and NGL exporters increase their capacity to consume and export additional ethane feedstock volumes. Ethane demand is expected to ramp up as new world-scale ethylene production projects, petrochemical plant modifications, plant expansions and export facilities near completion and begin coming on line in 2017. We expect increases in future ethane recoveries to have a favorable impact on our financial results, beginning primarily in the second half of 2017.

Growth Projects - We completed our Bear Creek natural gas processing plant and related infrastructure projects in August 2016. These projects expand our natural gas gathering and processing and natural gas liquids gathering infrastructure in the Williston Basin to capture natural gas from new wells and natural gas previously flared by producers. In our Natural Gas Pipelines segment, Phase I of the Roadrunner pipeline was completed in March 2016. Phase II of the Roadrunner pipeline and the WesTex pipeline expansion project were completed in October 2016, ahead of original schedule and below cost estimates. The Roadrunner pipeline transports natural gas from the Permian Basin in West Texas to the Mexican border near El Paso, Texas, and together with our WesTex intrastate natural gas transmission pipeline, creates a platform for future opportunities to deliver natural gas supply to Mexico. The execution of these capital investments aligns with our strategy to generate consistent growth and sustainable earnings through long-term fee-based projects. Our contractual commitments from crude oil and natural gas producers, natural gas processors and electric generators are expected to provide incremental cash flows and long-term fee-based earnings.

Change in Presentation of Financial Results - Our chief operating decision-maker reviews the financial performance of each of our three segments, as well as the financial performance of the Partnership as a whole, on a regular basis. Beginning in 2016, adjusted EBITDA by segment is utilized in this evaluation. We believe this financial measure is useful to investors because it and similar measures are used by many companies in our industry as a measurement of financial performance and are commonly employed by financial analysts and others to evaluate our financial performance and to compare financial performance among companies in our industry. See reconciliation of net income to adjusted EBITDA in the “Adjusted EBITDA” section.

Cash Distributions - Our structure as a master limited partnership requires us to pay out all of our available cash, as defined in our Partnership Agreement, in distributions to our unitholders. We paid cash distributions of $3.16 per unit during 2016 and 2015. In January 2017, our general partner declared a cash distribution of $0.79 per unit ($3.16 per unit on an annualized basis) for the fourth quarter 2016.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected consolidated financial results for the periods indicated:

				Variances		Variances
	Years Ended December 31,			2016 vs. 2015		2015 vs. 2014
Financial Results	2016	2015	2014	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Revenues
Commodity sales	$6,858.5	$6,098.3	$10,725.0	$760.2	12%	$(4,626.7)	(43)%
Services	2,060.0	1,662.8	1,466.7	397.2	24%	196.1	13%
Total revenues	8,918.5	7,761.1	12,191.7	1,157.4	15%	(4,430.6)	(36)%
Cost of sales and fuel (exclusive of items shown separately below)	6,496.1	5,641.1	10,088.6	855.0	15%	(4,447.5)	(44)%
Operating costs	727.6	692.1	669.7	35.5	5%	22.4	3%
Depreciation and amortization	388.6	352.2	291.2	36.4	10%	61.0	21%
Impairment of long-lived assets	—	83.7	—	(83.7)	(100)%	83.7	*
Gain on sale of assets	(9.9)	(6.1)	(6.6)	3.8	62%	(0.5)	(8)%
Operating income	$1,316.1	$998.1	$1,148.8	$318.0	32%	$(150.7)	(13)%
Equity in net earnings from investments	$139.7	$125.3	$117.4	$14.4	11%	$7.9	7%
Impairment of equity investments	$—	$(180.6)	$(76.4)	$(180.6)	(100)%	$104.2	*
Interest expense, net of capitalized interest	$(366.8)	$(338.9)	$(281.9)	$27.9	8%	$57.0	20%
Net income	$1,072.3	$597.9	$911.3	$474.4	79%	$(313.4)	(34)%
Adjusted EBITDA	$1,840.3	$1,565.5	$1,558.6	$274.8	18%	$6.9	—%
Capital expenditures	$621.7	$1,186.1	$1,746.0	$(564.4)	(48)%	$(559.9)	(32)%
Cash paid for acquisitions, net of cash received	$—	$—	$814.9	$—	—%	$(814.9)	(100)%
* Percentage change is greater than 100 percent or is not meaningful.
See reconciliation of net income to adjusted EBITDA in the “Adjusted EBITDA” section.

Due to the nature of our contracts, changes in commodity prices and sales volumes affect both commodity sales and cost of sales and fuel in our Consolidated Statements of Income and therefore the impact is largely offset between the two line items.

2016 vs. 2015 - Operating income increased due primarily to higher natural gas and NGL volumes from our completed capital-growth projects in our Natural Gas Gathering and Processing and Natural Gas Liquids segments and new plant connections and increased ethane recovery in our Natural Gas Liquids segment, higher fees resulting from contract restructuring in our Natural Gas Gathering and Processing segment and higher firm demand charge volumes contracted in our Natural Gas Pipelines segment. These increases were offset partially by lower net realized NGL and natural gas prices in our Natural Gas Gathering and Processing segment, higher depreciation expense due to projects completed in 2016 and 2015, higher labor costs associated with the growth of our operations in our Natural Gas Gathering and Processing segment and higher employee-related costs associated with incentive and medical benefit plans.

Equity in net earnings from investments increased due primarily to higher volumes delivered to Overland Pass Pipeline from our Bakken NGL Pipeline and higher firm transportation revenues on Northern Border Pipeline and Roadrunner, offset partially by lower equity earnings from our Powder River Basin equity investments.

Interest expense increased primarily as a result of lower capitalized interest due to lower spending on capital-growth projects.

Adjusted EBITDA increased due primarily to higher natural gas and NGL volumes from our completed capital-growth projects in our Natural Gas Gathering and Processing and Natural Gas Liquids segments and new plant connections and increased ethane recovery in our Natural Gas Liquids segment, higher fees resulting from contract restructuring in our Natural Gas Gathering and Processing segment and higher firm demand charge volumes contracted in our Natural Gas Pipelines segment. These increases were offset partially by lower net realized NGL and natural gas prices in our Natural Gas Gathering and Processing segment, higher labor costs associated with the growth of our operations in our Natural Gas Gathering and Processing segment and higher employee-related costs associated with incentive and medical benefit plans.

Capital expenditures decreased due to projects placed in service in 2016 and 2015, spending reductions to align with customer needs and lower well connect activities in our Natural Gas Gathering and Processing segment due to a reduction in drilling and completion activity.

2015 vs. 2014 - Operating income decreased due to the sharp decline in commodity prices that began in the fourth quarter 2014 and continued throughout 2015. We experienced higher propane and natural gas prices, as well as wider NGL location and product price differentials in the first quarter 2014 as a result of unusually high weather-related seasonal demand. The impact from the price decrease was offset partially by the increase in higher gathered and processed volumes in our Natural Gas Gathering and Processing segment and higher NGL volumes transported on gathering lines and fractionated in our Natural Gas Liquids segment. Operating costs and depreciation and amortization expense increased due primarily to the growth of our operations related to the completed capital-growth projects, including acquisitions, in our Natural Gas Gathering and Processing and Natural Gas Liquids segments. This increase was offset partially by decreased operating costs due to lower rates charged by service providers.

Equity in net earnings from investments increased due primarily to higher volumes in 2015 delivered to Overland Pass Pipeline from our Bakken NGL Pipeline in our Natural Gas Liquids segment.

Interest expense increased primarily as a result of higher interest costs incurred associated with our issuance of $800 million of senior notes in March 2015, higher interest rates on short-term borrowings and lower capitalized interest due to capital-growth projects completed and placed in service in 2014.

Capital expenditures decreased due to the completion of several large capital-growth projects in 2014, suspension of several projects and the timing of expenditures in 2015 for our capital-growth projects. Cash paid for acquisitions in 2014 related primarily to the West Texas LPG acquisition for approximately $800 million.

Adjusted EBITDA was relatively unchanged due to higher gathered and processed volumes in our Natural Gas Gathering and Processing segment and higher NGL volumes transported on gathering lines and fractionated in our Natural Gas Liquids segment and higher equity in net earnings from investments due primarily to higher volumes in 2015 delivered to Overland Pass Pipeline from our Bakken NGL Pipeline in our Natural Gas Liquids segment, offset partially by the sharp decline in commodity prices discussed above and higher operating costs due primarily to ad valorem taxes, outside services, and employee-related costs resulting from the growth of our operations.

We recorded $264.3 million and $76.4 million of noncash impairment charges, primarily related to our long-lived assets and equity investments in the dry natural gas area of the Powder River Basin in 2015 and 2014, respectively.

Additional information regarding our financial results and operating information is provided in the following discussion for each of our segments.

Natural Gas Gathering and Processing

Growth Projects - Our Natural Gas Gathering and Processing segment is investing in growth projects in NGL-rich areas, including the Bakken Shale and Three Forks formations in the Williston Basin and the STACK and SCOOP areas of the Anadarko Basin, that we expect will enable us to meet the needs of crude oil and natural gas producers in those areas. Nearly all of the new natural gas production is from horizontally drilled wells in nonconventional resource areas. These wells tend to produce volumes at higher initial production rates resulting generally in higher initial decline rates than conventional vertical wells; however, the decline rates flatten out over time. These wells are expected to have long productive lives.

In 2015 and 2016, we completed the following projects:

Completed Projects	Location	Capacity	Approximate Costs (a)	Completion Date
			(In millions)
Rocky Mountain Region
Lonesome Creek processing plant and infrastructure	Williston Basin	200 MMcf/d	$600	November 2015
Sage Creek infrastructure	Powder River Basin	Various	$35	December 2015
Natural gas compression	Williston Basin	100 MMcf/d	$75	December 2015
Bear Creek processing plant and infrastructure	Williston Basin	80 MMcf/d	$240	August 2016
Stateline de-ethanizers	Williston Basin	26 MBbl/d	$85	September 2016
(a) Excludes capitalized interest.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Gathering and Processing segment for the periods indicated.

				Variances		Variances
	Years Ended December 31,			2016 vs. 2015		2015 vs. 2014
Financial Results	2016	2015	2014	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL sales	$586.0	$554.3	$1,434.4	$31.7	6%	$(880.1)	(61)%
Condensate sales	58.3	55.1	110.8	3.2	6%	(55.7)	(50)%
Residue natural gas sales	690.6	839.5	1,140.5	(148.9)	(18)%	(301.0)	(26)%
Gathering, compression, dehydration and processing fees and other revenue	716.7	388.2	281.9	328.5	85%	106.3	38%
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	(1,331.5)	(1,265.6)	(2,305.7)	65.9	5%	(1,040.1)	(45)%
Operating costs	(285.6)	(272.4)	(257.7)	13.2	5%	14.7	6%
Equity in net earnings from investments	10.7	17.9	20.3	(7.2)	(40)%	(2.4)	(12)%
Other	1.6	1.6	0.7	—	—%	0.9	*
Adjusted EBITDA	$446.8	$318.6	$425.2	$128.2	40%	$(106.6)	(25)%
Impairment of equity investments	$—	$(180.6)	$(76.4)	$(180.6)	100%	$104.2	*
Capital expenditures	$410.5	$887.9	$898.9	$(477.4)	(54)%	$(11.0)	(1)%
* Percentage change is greater than 100 percent.
See reconciliation of net income to adjusted EBITDA in the “Adjusted EBITDA” section.

Due to the nature of our contracts, changes in commodity prices and sales volumes affect commodity sales and cost of sales and fuel and therefore the impact is largely offset between these line items.

2016 vs. 2015 - Adjusted EBITDA increased $128.2 million, primarily as a result of the following:

•
an increase of $144.3 million due primarily to restructured contracts resulting in higher fee revenues from increased average fee rates, offset partially by a lower percentage of proceeds retained from the sale of commodities under our POP with fee contracts;

•
an increase of $92.2 million due primarily to natural gas volume growth in the Rocky Mountain region, offset partially by volume declines in the Mid-Continent region and the impact of weather in the Williston Basin in December 2016; and

•	an increase of $8.0 million due to contract settlements; offset partially by

•	a decrease of $91.9 million due primarily to lower net realized NGL and natural gas prices;

•
an increase of $13.2 million in operating costs due primarily to increased labor related to the growth of our operations resulting from completed capital-growth projects and higher employee-related costs associated with incentive and medical benefit plans;

•	a decrease of $7.2 million due to lower equity earnings primarily related to our Powder River Basin equity investments; and

•	a decrease of $4.0 million due primarily to increased ethane recovery to maintain downstream NGL product specifications.

Capital expenditures decreased due to projects placed in service, spending reductions to align with customer needs and lower well connect activities due to a reduction in drilling and completion activity.

See “Capital Expenditures” in “Liquidity and Capital Resources” for additional detail of our projected capital expenditures.

2015 vs. 2014 - Adjusted EBITDA decreased $106.6 million, primarily as a result of the following:

•	a decrease of $209.7 million due primarily to lower net realized NGL, natural gas and condensate prices;

•
an increase of $14.7 million in operating costs due primarily to higher outside service costs, ad valorem taxes and employee-related costs due to higher labor and employee benefit costs resulting from the growth of our operations, offset partially by a decrease in materials and supplies due primarily to lower chemical costs; and

•	a decrease of $10.4 million due primarily to increased ethane recovery to maintain downstream NGL product specifications; offset partially by

•
an increase of $91.6 million due primarily to restructured contracts resulting in higher average fee rates and a lower percentage of proceeds retained from the sale of commodities under our POP with fee contracts; and

•
an increase of $38.1 million due primarily to natural gas volume growth in the Rocky Mountain region, offset partially by unplanned operational outages in the Rocky Mountain region and decreased natural gas volumes in the Mid Continent region.

Capital expenditures decreased due primarily to the timing of our growth projects and spending reductions to align with customer needs.

We recorded $254.3 million and $76.4 million of noncash impairment charges primarily related to our long-lived assets and equity investments in the dry natural gas area of the Powder River Basin in 2015 and 2014, respectively. See additional discussion in “Impairment Charges” below.

	Years Ended December 31,
Operating Information (a)	2016	2015	2014
Natural gas gathered (BBtu/d)	2,034	1,932	1,733
Natural gas processed (BBtu/d) (b)	1,882	1,687	1,534
NGL sales (MBbl/d)	156	129	104
Residue natural gas sales (BBtu/d)	865	853	714
Realized composite NGL net sales price ($/gallon) (c) (d)	$0.23	$0.34	$0.93
Realized condensate net sales price ($/Bbl) (c) (e)	$38.31	$37.81	$76.43
Realized residue natural gas net sales price ($/MMBtu) (c) (e)	$2.80	$3.64	$3.92
Average fee rate ($MMBtu)	$0.76	$0.44	$0.36
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.
(c) - Includes the impact of hedging activities on our equity volumes.
(d) - Net of transportation and fractionation costs.
(e) - Net of transportation costs.

Natural gas gathered and processed, NGL sales and residue natural gas sales increased in 2016, compared with 2015, due to the completion of capital-growth projects in the Rocky Mountain region, offset partially by natural gas volume declines in the Mid-Continent region due to natural production declines on existing wells, delays in completion of several multi-well pads and the impact of weather in the Williston Basin in December 2016. Natural gas gathered and processed, NGL sales and residue natural gas sales increased in 2015, compared with 2014, due to the completion of growth projects in the Rocky Mountain region, offset partially by unplanned outages in the Rocky Mountain region during the third quarter and natural gas volume declines in the Mid-Continent region due to natural production declines.

The quantity and composition of NGLs and natural gas have varied as new plants were placed in service and to ensure natural gas and natural gas liquids pipeline specifications were met. Beginning in June 2015, we reduced the level of ethane rejection in the Rocky Mountain region to address downstream NGL product specifications.

	Years Ended December 31,
Equity Volume Information (a)	2016	2015	2014

NGL sales (MBbl/d)	14.6	20.9	16.5
Condensate sales (MBbl/d)	2.4	2.8	3.1
Residue natural gas sales (BBtu/d)	80.0	136.2	118.2
(a) - Includes volumes for consolidated entities only.

Our equity volumes decreased in 2016 as a result of our contract restructuring efforts. As contracts are renewed or restructured, we have generally increased the fee component and lowered the percentage of proceeds that we retain from the sale of commodities.

Commodity Price Risk - See discussion regarding our commodity price risk under “Commodity Price Risk” in Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

Impairment Charges - Due to the continued and greater than expected decline in volumes gathered in the dry natural gas area of the Powder River Basin, we evaluated our long-lived assets and equity investments in this area in 2015 and made the decision to cease operations of our wholly owned coal-bed methane natural gas gathering system in 2016. This resulted in a $63.5 million noncash impairment charge to our long-lived assets in 2015. Bighorn Gas Gathering, in which we own a 49 percent equity interest, and Fort Union Gas Gathering, in which we own a 37 percent equity interest, were both partially supplied with volumes from our wholly owned coal-bed methane natural gas gathering system. We also own a 35 percent equity interest in Lost Creek Gathering Company, which also is located in a dry natural gas area. We reviewed our Bighorn Gas Gathering, Fort Union Gas Gathering and Lost Creek Gathering Company equity investments and recorded noncash impairment charges of $180.6 million in 2015. The remaining net book value of our equity investments in this dry natural gas area is $31.1 million as of December 31, 2016.

In 2015, we also recorded a noncash impairment charge of $10.2 million related to a previously idled asset, as our expectation for future use of the asset changed.

In 2014, Bighorn Gas Gathering recorded an impairment of its underlying assets when the operator determined that the volume decline would be sustained for the foreseeable future. As a result, we reviewed our equity investment in Bighorn Gas Gathering for impairment and recorded noncash impairment charges of $76.4 million in 2014 related to Bighorn Gas Gathering.

Natural Gas Liquids

Growth Projects - Our growth strategy in our Natural Gas Liquids segment is focused around the crude oil and NGL-rich natural gas drilling activity in shale and other nonconventional resource areas from the Rocky Mountain region through the Mid-Continent region into Texas and New Mexico. Crude oil, natural gas and NGL production from this activity; higher petrochemical industry demand for NGL products; and increased exports have resulted in additional capital investments to expand our infrastructure to bring these commodities from supply basins to market. Expansion of the petrochemical industry in the United States is expected to increase ethane demand beginning in the second half of 2017, and international demand for NGLs, particularly ethane and propane, also is increasing.

Our Natural Gas Liquids segment invests in NGL-related projects to accommodate the transportation, fractionation and storage of NGL supply from shale and other resource development areas across our asset base and alleviate expected infrastructure constraints between the Mid-Continent and Gulf Coast market centers to meet increasing petrochemical industry and NGL export demand in the Gulf Coast.

In August 2016, we completed the Bear Creek NGL infrastructure project in the Williston Basin for approximately $45 million, excluding AFUDC. In April 2015, we completed the NGL Pipeline and Hutchinson Fractionator infrastructure project for approximately $120 million, excluding capitalized interest.

Construction of Phase II of the Bakken NGL Pipeline expansion is planned for completion in the third quarter 2018, which is expected to increase capacity by 25 MBbl/d and cost approximately $100 million, excluding AFUDC.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Liquids segment for the periods indicated.

				Variances		Variances
	Years Ended December 31,			2016 vs. 2015		2015 vs. 2014
Financial Results	2016	2015	2014	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$6,152.5	$5,200.8	$9,462.4	$951.7	18%	$(4,261.6)	(45)%
Exchange service revenues	1,327.5	1,196.9	910.2	130.6	11%	286.7	31%
Transportation and storage revenues	195.7	182.0	172.8	13.7	8%	9.2	5%
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	(6,321.4)	(5,328.3)	(9,435.3)	993.1	19%	(4,107.0)	(44)%
Operating costs	(327.6)	(314.5)	(296.4)	13.1	4%	18.1	6%
Equity in net earnings from investments	54.5	38.7	27.3	15.8	41%	11.4	42%
Other	(1.6)	(3.3)	(0.1)	1.7	52%	(3.2)	*
Adjusted EBITDA	$1,079.6	$972.3	$840.9	$107.3	11%	$131.4	16%
Capital expenditures	$105.9	$226.1	$798.0	$(120.2)	(53)%	$(571.9)	(72)%
Cash paid for acquisitions, net of cash received	$—	$—	$800.9	$—	—%	$(800.9)	(100)%
* Percentage change is greater than 100 percent.
See reconciliation of net income to adjusted EBITDA in the “Adjusted EBITDA” section.

Due to the nature of our contracts, changes in commodity prices and sales volumes affect commodity sales and cost of sales and fuel, and therefore the impact is largely offset between these line items.

2016 vs. 2015 - Adjusted EBITDA increased $107.3 million, primarily as a result of the following:

•
an increase of $90.0 million in exchange services due to increased exchange services volumes from recently connected natural gas processing plants primarily in the Williston Basin, increased Mid-Continent volumes gathered in the STACK and SCOOP areas and increased volumes resulting from increased ethane recovery primarily from the Williston Basin to maintain downstream NGL product specifications; offset partially by lower volumes and rates on the West Texas LPG system and the impact of weather on our system in December 2016;

•	an increase of $15.8 million in equity in net earnings from investments due primarily to higher volumes delivered to Overland Pass Pipeline from our Bakken NGL Pipeline;

•
an increase of $13.8 million in transportation and storage services due to higher storage and terminaling revenue in the Gulf Coast and revenues from minimum volume obligations on our distribution pipelines;

•	an increase of $8.4 million related to higher isomerization volumes resulting from wider NGL price differentials between normal butane and iso-butane; and

•	an increase of $4.3 million due to the impact of operational measurement gains in 2016 and operational measurement losses in 2015; offset partially by

•
a decrease of $13.8 million in our optimization and marketing activities, which resulted from a $20.0 million decrease due primarily to narrower product price differentials, offset partially by a $6.2 million increase due primarily to higher optimization volumes; and

•	an increase of $13.1 million in operating costs due primarily to higher employee-related costs associated with incentive and medical benefit plans.

Capital expenditures decreased due primarily to spending reductions for growth capital to align with customer needs.

2015 vs. 2014 - Adjusted EBITDA increased $131.4 million, primarily as a result of the following:

•	an increase of $288.1 million in exchange services, which includes:

◦
an increase of $191.0 million, which resulted from increased volumes from new plants connected in the Williston Basin and Mid-Continent region and higher revenues from customers with minimum volume obligations;

◦	an increase of $75.0 million due primarily to the acquisition of the West Texas LPG system in the Permian Basin, which was acquired in November 2014; and

◦
an increase of $23.8 million resulting from decreased ethane rejection in the Williston Basin resulting from downstream NGL product specification issues, offset partially by higher ethane rejection in the Mid-Continent region;

•	an increase of $11.4 million in equity in net earnings from investments due primarily to higher volumes delivered to Overland Pass Pipeline from our Bakken NGL Pipeline; and

•	an increase of $6.8 million in our transportation revenues due primarily to increased volumes on our distribution pipelines; offset partially by

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

•	a decrease of $29.9 million related to lower isomerization volumes resulting from narrower NGL price differential between normal butane and iso-butane;

•	an increase of $18.1 million in operating costs primarily as a result of the completion of our growth projects and West Texas LPG acquisition, which includes:

◦	an increase of $29.2 million due to the West Texas LPG acquisition; and

◦	an increase of $6.5 million due to higher ad valorem taxes; offset partially by

◦
a decrease of $17.6 million due to reduced operating costs resulting from lower rates charged by service providers, primarily from $6.6 million lower outside services, $5.0 million lower supplies and expenses and $3.2 million lower chemicals and materials; and

•	a decrease of $6.9 million due to the impact of operational losses in 2015 and operational measurement gains in 2014.

Capital expenditures decreased due primarily to the completion of several growth projects in 2014 and spending reductions for growth capital to align with customer needs.

In 2015, we recorded a noncash impairment charge of $10.0 million related to a previously idled asset, as our expectation for future use of the asset changed.

	Years Ended December 31,
Operating Information	2016	2015	2014
NGLs transported - gathering lines (MBbl/d) (a)	770	769	533
NGLs fractionated (MBbl/d) (b)	586	552	522
NGLs transported - distribution lines (MBbl/d) (a)	508	428	408
Average Conway-to-Mont Belvieu OPIS price differential - ethane in ethane/propane mix ($/gallon)	$0.03	$0.02	$0.05
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.

2016 vs. 2015 - NGLs transported on gathering lines remained relatively unchanged due to increased volumes from new plant connections in the Williston Basin, increased ethane recovery and increased Mid-Continent volumes gathered in the STACK and SCOOP areas, offset by decreased volumes on the West Texas LPG system, decreased Mid-Continent volumes gathered from the Barnett Shale, lower short-term contracted volumes and the impact of weather on gathered volumes across our system in December 2016.

NGLs fractionated increased due to increased volumes from new plant connections in the Williston Basin, increased ethane recovery and increased Mid-Continent volumes gathered in the STACK and SCOOP areas, offset partially by decreased volumes gathered from the Barnett Shale and lower short-term contracted volumes and the impact of weather on gathered volumes across our system in December 2016.

While the volume of ethane recovered increased, a portion of the fees associated with those volumes gathered and fractionated was previously being earned under contracts with minimum volume obligations.

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

Natural Gas Pipelines

Growth Projects - Roadrunner is a 50 percent-owned joint venture equity-method investment project. The WesTex pipeline expansion is a wholly owned project.

We completed the following growth projects in this segment in 2016:

Completed Projects	Location	Capacity	Approximate Costs (a)	Completion Date
			(In millions)
WesTex Pipeline Expansion	Permian Basin	260 MMcf/d	$55	October 2016
Roadrunner Gas Transmission Pipeline - Equity-Method Investment
Phase I (b)	Permian Basin	170 MMcf/d	$200	March 2016
Phase II (b)	Permian Basin	400 MMcf/d	$210	October 2016
Roadrunner Gas Transmission Pipeline Total			$410
(a) - Excludes capitalized interest.
(b) - 50-50 joint venture equity-method investment. Approximate costs represents total project costs.

Roadrunner - Phase I and Phase II of the Roadrunner pipeline were completed in March and October 2016, respectively. Phase II of Roadrunner was completed ahead of original schedule and below cost estimates. Construction of Phase III of Roadrunner is planned for completion in 2019, which will increase capacity by 70 MMcf/d and cost approximately $30 million-$40 million.

We contributed approximately $65 million and $30 million to Roadrunner in 2016 and 2015, respectively.

Both the WesTex pipeline expansion and Roadrunner are fully subscribed with 25-year firm demand charge, fee-based agreements. Together, these projects provide markets in Mexico access to upstream supply basins in West Texas and the Mid-Continent region.

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Pipelines segment for the periods indicated:

				Variances		Variances
	Years Ended December 31,			2016 vs. 2015		2015 vs. 2014
Financial Results	2016	2015	2014	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$288.5	$258.6	$270.5	$29.9	12%	$(11.9)	(4)%
Storage revenues	60.0	57.1	64.0	2.9	5%	(6.9)	(11)%
Natural gas sales and other revenues	30.9	16.7	15.9	14.2	85%	0.8	5%
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	(30.6)	(34.5)	(21.9)	(3.9)	(11)%	12.6	58%
Operating costs	(115.6)	(105.7)	(111.0)	9.9	9%	(5.3)	(5)%
Equity in net earnings from investments	74.4	68.7	69.8	5.7	8%	(1.1)	(2)%
Other	5.5	14.1	6.9	(8.6)	(61)%	7.2	*
Adjusted EBITDA	$313.1	$275.0	$294.2	$38.1	14%	$(19.2)	(7)%
Capital expenditures	$96.3	$58.2	$43.0	$38.1	65%	$15.2	35%
Cash paid for acquisitions	$—	$—	$14.0	$—	—%	$(14.0)	(100)%
* Percentage change is greater than 100 percent.
See reconciliation of net income to adjusted EBITDA in the “Adjusted EBITDA” section.

2016 vs. 2015 - Adjusted EBITDA increased $38.1 million primarily as a result of the following:

•	an increase of $28.5 million from higher transportation services due primarily to increased firm demand charge contracted capacity;

•
an increase of $9.3 million from higher net retained fuel due to higher throughput and the associated natural gas volumes retained and higher equity gas sales related to transportation and storage services;

•	an increase of $6.6 million due to higher natural gas storage services as a result of increased storage rates and increased sales of excess natural gas in storage; and

•	an increase of $5.7 million in equity earnings due primarily to higher firm transportation revenues on Northern Border Pipeline and Roadrunner; offset partially by

•	an increase of $9.9 million in operating costs due primarily to increased employee-related costs associated with incentive and medical benefit plans and higher ad valorem taxes.

Capital expenditures increased due primarily to our WesTex pipeline expansion and other expansion projects.

2015 vs. 2014 - Adjusted EBITDA decreased $19.2 million primarily as a result of the following:

•
a decrease of $16.6 million from lower short-term natural gas storage services as a result of weather-related seasonal demand associated with severely cold weather in the first quarter 2014 and lower sales of excess natural gas in storage;

•	a decrease of $10.0 million from lower net retained fuel due to lower natural gas prices and natural gas volumes retained; and

•
a decrease of $5.0 million from lower park-and-loan services on our interstate pipelines as a result of weather-related seasonal demand due to severely cold weather in the first quarter 2014; offset partially by

•
an increase of $8.6 million due to higher transportation revenues, primarily from increased rates on intrastate pipelines and higher rates on Viking Gas Transmission as a result of the FERC approved settlement, effective January 2015, offset partially by decreased interruptible transportation revenues from lower natural gas volumes transported; and

•	a decrease of $5.3 million in operating costs primarily as a result of lower materials and supplies and outside services expenses.

Capital expenditures increased due primarily to a compressor station expansion project.

	Years Ended December 31,
Operating Information (a)	2016	2015	2014
Natural gas transportation capacity contracted (MDth/d)	6,345	5,840	5,781
Transportation capacity subscribed	92%	92%	91%
Average natural gas price
Mid-Continent region ($/MMBtu)	$2.28	$2.42	$4.33
(a) - Includes volumes for consolidated entities only.

Our natural gas pipelines primarily serve end users, such as natural gas distribution and electric-generation companies, that require natural gas to operate their businesses regardless of location price differentials. The development of shale and other resource areas has continued to increase available natural gas supply resulting in narrower location and seasonal price differentials. As additional supply is developed, we expect crude oil and natural gas producers to demand incremental services in the future to transport their production to market. The abundance of natural gas supply and regulations on emissions from coal-fired electric-generation plants may also increase the demand for our services from electric-generation companies if they convert to a natural gas fuel source. Overall, we expect our fee-based earnings in this segment to increase in connection with the October 2016 completion of our WesTex pipeline expansion.

Northern Border Pipeline, in which we have a 50 percent ownership interest, has contracted substantially all of its long-haul transportation capacity through the first quarter 2018.

Roadrunner, in which we have a 50 percent ownership interest, has contracted all of its capacity through 2041.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure of the Partnership’s financial performance. Adjusted EBITDA is defined as net income adjusted for interest expense, depreciation and amortization, noncash impairment charges, income taxes, allowance for equity funds used during construction and other noncash items. We believe this non-GAAP financial measure is useful to investors because it and similar measures are used by many companies in our industry as a measurement of financial performance and are commonly employed by financial analysts and others to evaluate our financial performance and to compare financial performance among companies in our industry. Adjusted EBITDA should not be considered an alternative to net income, earnings per unit or any other measure of financial performance presented in accordance with GAAP. Additionally, this calculation may not be comparable with similarly titled measures of other companies.

A reconciliation of net income, the nearest comparable GAAP financial performance measure, to adjusted EBITDA for the years ended December 31, 2016, 2015 and 2014, is as follows:

	Years Ended December 31,
(Unaudited)	2016	2015	2014
Reconciliation of net income to adjusted EBITDA	(Thousands of dollars)
Net income	$1,072,264	$597,872	$911,335
Add:
Interest expense, net of capitalized interest	366,789	338,911	281,908
Depreciation and amortization	388,569	352,196	291,236
Income taxes	13,900	4,144	12,668
Impairment charges	—	264,256	76,412
Allowance for equity funds used during construction and other	(1,254)	8,126	(14,937)
Adjusted EBITDA	$1,840,268	$1,565,505	$1,558,622
Reconciliation of segment adjusted EBITDA to adjusted EBITDA
Segment adjusted EBITDA:
Natural Gas Gathering and Processing	$446,778	$318,554	$425,170
Natural Gas Liquids	1,079,619	972,292	840,922
Natural Gas Pipelines	313,137	274,980	294,202
Total segment adjusted EBITDA	1,839,534	1,565,826	1,560,294
Other	734	(321)	(1,672)
Adjusted EBITDA	$1,840,268	$1,565,505	$1,558,622
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

LIQUIDITY AND CAPITAL RESOURCES

General - We rely primarily on operating cash flows, commercial paper, bank credit facilities, debt issuances and the issuance of common units for our liquidity and capital resources requirements. We fund our operating expenses, debt service and cash distributions to our limited partners and general partner primarily with operating cash flows. To the extent operating cash flows are not sufficient to fund our cash distributions, we may utilize short- and long-term debt and issuances of equity, as necessary. Capital expenditures are funded by operating cash flows, short- and long-term debt and issuances of equity. Our ability to continue to access capital markets for debt and equity financing under reasonable terms depends on our financial condition, credit ratings and market conditions. While lower commodity prices and industry uncertainty may result in increased financing costs, we believe we have secured sufficient access to the financial resources and liquidity necessary to meet our requirements for working capital, debt service payments and capital expenditures. We believe that our available credit and cash and cash equivalents are adequate to meet liquidity requirements associated with commodity price volatility. We may access the capital markets to issue debt or equity securities in 2017 as we consider prudent to provide liquidity for new capital projects, to refinance existing debt, to maintain investment-grade credit ratings or for other partnership purposes.

We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. For additional information on our interest rate swaps, see Note D of the Notes to Consolidated Financial Statements in this Annual Report.

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

Short-term Liquidity - Our principal sources of short-term liquidity consist of cash generated from operating activities, distributions received from our equity-method investments and proceeds from our commercial paper program and our Partnership Credit Agreement.

In January 2016, we extended the term of our Partnership Credit Agreement by one year to January 2020. Our Partnership Credit Agreement is a $2.4 billion revolving credit facility and includes a $100 million sublimit for the issuance of standby letters of credit and a $150 million swingline sublimit. Our Partnership Credit Agreement is available for general partnership purposes, and based on our current credit ratings, borrowings, if any, will accrue interest at LIBOR plus 117.5 basis points. Amounts outstanding under our commercial paper program reduce the borrowing capacity under our Partnership Credit Agreement. Our Partnership Credit Agreement is guaranteed fully and unconditionally by the Intermediate Partnership.

We had working capital (defined as current assets less current liabilities) deficits of $1.7 billion and $697 million as of December 31, 2016 and 2015, respectively. Although working capital is influenced by several factors, including, among other things, (i) the timing of (a) scheduled debt payments, (b) the collection and payment of accounts receivable and payable, and (c) equity and debt issuances, and (ii) the volume and cost of inventory and commodity imbalances, our working capital deficit at December 31, 2016, was driven primarily by our current maturities of long-term debt and short-term borrowings. Our working capital deficit at December 31, 2015, was driven primarily by our capital-growth projects. We may have working capital deficits in future periods as we continue to finance our capital-growth projects and repay long-term debt, often initially with short-term borrowings. Our decision to utilize short-term borrowings rather than long-term debt, due to more favorable interest rates, contributes to our working capital deficit. We do not expect this working capital deficit to have an adverse impact to our cash flows or operations.

At December 31, 2016, we had $1.1 billion of commercial paper outstanding, $14 million of letters of credit issued and approximately $1.3 billion of borrowing capacity under the Partnership Credit Agreement.

For additional information on our Partnership Credit Agreement, see Note G of the Notes to Consolidated Financial Statements in this Annual Report.

Borrowings under our Partnership Credit Agreement, Term Loan Agreement and our senior notes are nonrecourse to ONEOK, and ONEOK does not guarantee our debt, commercial paper or other similar commitments. Following the completion of the Merger Transaction described in Note B of the Notes to Consolidated Financial Statements in this Annual Report, we and ONEOK expect to enter into a cross guarantee agreement whereby each party to the agreement unconditionally guarantees and becomes liable for the indebtedness of each other party to the agreement.

For information on our distributions from and contributions to equity-method investments, see Note L of the Notes to Consolidated Financial Statements in this Annual Report.

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

Debt issuances and maturities - In January 2016, we entered into the $1.0 billion senior unsecured delayed-draw Term Loan Agreement with a syndicate of banks. During the first quarter 2016, we drew the full $1.0 billion available under the agreement and used the proceeds to repay $650 million of senior notes, which matured in February 2016, to repay amounts outstanding under our commercial paper program and for general partnership purposes. The Term Loan Agreement matures in January 2019 and bears interest at LIBOR plus 130 basis points based on our current credit ratings. The Term Loan Agreement contains an option, which may be exercised up to two times, to extend the term of the loan, in each case, for an additional one-year term subject to approval of the banks. The Term Loan Agreement allows prepayment of all or any portion outstanding, without penalty or premium, and contains substantially the same covenants as those contained in our Partnership Credit Agreement.

We repaid our $450 million, 6.15 percent senior notes at maturity in October 2016 with a combination of cash on hand and short-term borrowings.

In March 2015, we completed an underwritten public offering of $800 million of senior notes, consisting of $300 million, 3.8 percent senior notes due 2020, and $500 million, 4.9 percent senior notes due 2025. The net proceeds were approximately $792.3 million. We used the proceeds to repay amounts outstanding under our commercial paper program and for general partnership purposes.

For additional information on our long-term debt, including our Term Loan Agreement, see Note G of the Notes to Consolidated Financial Statements in this Annual Report.

Equity issuances - We have an “at-the-market” equity program for the offer and sale from time to time of our common units, up to an aggregate amount of $650 million. The program allows us to offer and sell our common units at prices we deem appropriate through a sales agent. Sales of common units are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common units under the program. At December 31, 2016, we had approximately $138 million of registered common units available for issuance through our “at-the-market” equity program.

During the year ended December 31, 2016, no common units were sold through our “at-the-market” equity program.

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

The following table sets forth our capital expenditures, excluding AFUDC and capitalized interest, for the periods indicated:

Capital Expenditures	2016	2015	2014
	(Millions of dollars)
Natural Gas Gathering and Processing	$410.5	$887.9	$898.9
Natural Gas Liquids	105.9	226.1	798.0
Natural Gas Pipelines	96.3	58.2	43.0
Other	9.0	13.9	6.1
Total capital expenditures	$621.7	$1,186.1	$1,746.0

Capital expenditures decreased in 2016 and 2015, due primarily to the completion of several large projects and reduced capital spending to align with the needs of our crude oil and natural gas producers.

In addition to the capital expenditures discussed above, we completed the acquisition of the West Texas LPG system from affiliates of Chevron Corporation for approximately $800 million in November 2014. For additional discussion, see Note O to the Notes to Consolidated Financial Statements in this Annual Report.

The following table summarizes our 2017 projected growth and maintenance capital expenditures, excluding AFUDC and capitalized interest:

2017 Projected Capital Expenditures	Growth	Maintenance	Total
(Millions of dollars)
Natural Gas Gathering and Processing	$170-$210	$45-$50	$215-$260
Natural Gas Liquids	$160-$200	$55-$60	$215-$260
Natural Gas Pipelines	$50-$70	$30-$35	$80-$105
Other	—	$10-$15	$10-$15
Total projected capital expenditures	$380-$480	$140-$160	$520-$640

Credit Ratings - Our long-term debt credit ratings as of February 21, 2017, are shown in the table below:

Rating Agency	Rating
Moody’s	Baa2
S&P	BBB

Our commercial paper program is rated Prime-2 by Moody’s and A-2 by S&P. Moody’s and S&P affirmed our current credit ratings and revised our outlook to stable from negative in October and December 2016, respectively, citing our considerable reduction of commodity price risk and focus on growth opportunities within our operating footprint. In February 2017, in conjunction with the announcement of the Merger Transaction, S&P affirmed our credit ratings and outlook and Moody’s placed our credit ratings under review for downgrade.

Our credit ratings, which are investment grade, may be affected by a material change in our financial ratios or a material event affecting our business and industry. The most common criteria for assessment of our credit ratings are the debt-to-EBITDA ratio, interest coverage, business risk profile and liquidity. If our credit ratings were downgraded, our cost to borrow funds under the Term Loan Agreement, our Partnership Credit Agreement and our commercial paper program would increase, and a potential loss of access to the commercial paper market could occur. In the event that we are unable to borrow funds under our commercial paper program and there has not been a material adverse change in our business, we would continue to have access to our Partnership Credit Agreement, which expires in January 2020. An adverse credit rating change alone is not a default under our Partnership Credit Agreement.

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

For the year ended December 31, 2016, our cash flow from operations exceeded our cash distributions, and we expect our cash flow from operations to exceed our cash distributions in 2017. For the year ended December 31, 2015, our cash distributions exceeded our cash flow from operations and, as a result, we utilized cash from operations, our commercial paper program and distributions received from our equity-method investments to fund our cash distributions, short-term liquidity needs and capital projects.

The following table sets forth cash distributions paid, including our general partner’s incentive distribution rights, during the periods indicated:

	Years Ended December 31,
	2016	2015	2014
	(Millions of dollars)
Common unitholders	$672.6	$603.8	$506.5
Class B unitholders	230.6	230.6	219.7
General partner	428.8	396.1	326.0
Noncontrolling interests	7.5	11.7	0.5
Total cash distributions paid	$1,339.5	$1,242.2	$1,052.7

For the years ended December 31, 2016, 2015 and 2014, cash distributions paid to our general partner included incentive distributions of $402.2 million, $371.5 million and $305.0 million, respectively.

In January 2017, our general partner declared a cash distribution of $0.79 per unit ($3.16 per unit on an annualized basis) for the fourth quarter 2016, which was paid on February 14, 2017, to unitholders of record as of January 30, 2017.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Years Ended December 31,
	2016	2015	2014
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$1,486.8	$1,072.0	$1,309.8
Investing activities	(612.6)	(1,188.5)	(2,533.0)
Financing activities	(878.9)	79.1	1,131.2
Change in cash and cash equivalents	(4.7)	(37.4)	(92.0)
Cash and cash equivalents at beginning of period	5.1	42.5	134.5
Cash and cash equivalents at end of period	$0.4	$5.1	$42.5

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

2016 vs. 2015 - Cash flows from operating activities, before changes in operating assets and liabilities, were $1.5 billion for 2016, compared with $1.2 billion for 2015. The increase was due primarily to higher natural gas and NGL volumes from our completed capital-growth projects in our Natural Gas Gathering and Processing and Natural Gas Liquids segments, new plant connections and increased ethane recovery in our Natural Gas Liquids segment and higher fees resulting from contract restructuring in our Natural Gas Gathering and Processing segment, offset partially by lower realized commodity prices, as discussed in “Financial Results and Operating Information.” Distributions received from unconsolidated affiliates also increased, due primarily to Overland Pass Pipeline.

The changes in operating assets and liabilities increased operating cash flows $19.0 million for 2016, compared with a decrease of $135.5 million for 2015. This change is due primarily to the change in accounts receivable, accounts payable, and other accruals and deferrals resulting from the timing of receipt of cash from customers and payments to vendors and suppliers, which vary from period to period and vary with changes in commodity prices, and the change in commodity imbalances, offset partially by the change in risk-management assets and liabilities related to interest-rate swaps.

2015 vs. 2014 - Cash flows from operating activities, before changes in operating assets and liabilities, were $1.2 billion for 2015, compared with $1.3 billion for 2014. The decrease was due primarily to higher interest expense and operating costs, offset partially by higher operating income provided by revenues less cost of sales and fuel as discussed in “Financial Results and Operating Information.” Distributions received from unconsolidated affiliates also increased, due primarily to Overland Pass Pipeline.

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

Investing Cash Flows

2016 vs. 2015 - Cash used in investing activities decreased $575.9 million due primarily to lower capital spending as a result of spending reductions to align with customer needs and projects placed in service, higher proceeds received from sale of assets and higher distributions received from Northern Border Pipeline and Overland Pass Pipeline, offset partially by higher contributions made to Roadrunner.

2015 vs. 2014 - Cash used in investing activities decreased $1.3 billion due primarily to the completion of growth projects, the West Texas LPG acquisition in 2014 and the timing of capital expenditures for our growth projects in our Natural Gas Gathering and Processing and Natural Gas Liquids segments, offset partially by contributions made to Roadrunner in 2015.

Financing Cash Flows

2016 vs. 2015 - Cash used in financing activities was $878.9 million in 2016, compared with cash provided by financing activities of $79.1 million in 2015, a decrease of $958 million, due primarily to repayment of $1.1 billion of senior notes, $100 million increase in distributions paid due to a higher number of units outstanding and no equity issuances in 2016. These differences were offset partially by an increase in proceeds from short-term borrowings and drawing on our Term Loan Agreement.

2015 vs. 2014 - Cash provided by financing activities decreased $1.1 billion due primarily to repayment of short-term borrowings and increased distributions paid due to a higher number of units outstanding and a higher distribution per unit, offset partially by the issuance of long-term debt.

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

Impairment of Goodwill and Long-Lived Assets, including Intangible Assets - We assess our goodwill for impairment at least annually on July 1, unless events or changes in circumstances indicate an impairment may have occurred before that time. As the commodity price environment has remained relatively low since 2015, we elected to perform a quantitative assessment, or Step 1 analysis, to test our goodwill for impairment. The assessment included our current commodity price assumptions, expected contractual terms, anticipated operating costs and volume estimates. Our goodwill impairment analysis performed as of July 1, 2016, did not result in an impairment charge nor did our analysis reflect any reporting units at risk. In each reporting unit, the fair value substantially exceeded the carrying value. Subsequent to that date, no event has occurred indicating that the implied fair value of each of our reporting units is less than the carrying value of its net assets.

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

The following table sets forth our goodwill, by segment, for the periods indicated:

	December 31, 2016	December 31, 2015
	(Thousands of dollars)
Natural Gas Gathering and Processing	$112,141	$112,141
Natural Gas Liquids	247,566	247,566
Natural Gas Pipelines	129,011	129,011
Total goodwill	$488,718	$488,718

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

See Notes A, E, F and L of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of goodwill, long-lived assets and investments in unconsolidated affiliates.

Contingencies - Our accounting for contingencies covers a variety of business activities, including contingencies for legal and environmental exposures. We accrue these contingencies when our assessments indicate that it is probable that a liability has been incurred or an asset will not be recovered, and an amount can be reasonably estimated. We expense legal fees as incurred and base our legal liability estimates on currently available facts and our assessments of the ultimate outcome or resolution. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than the completion of a remediation feasibility study. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position or results of operations, and our expenditures related to environmental matters had no material effect on earnings or cash flows during 2016, 2015 or 2014. Actual results may differ from our estimates resulting in an impact, positive or negative, on earnings.

See Note N of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of contingencies.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth our contractual obligations related to debt, operating leases and other long-term obligations as of December 31, 2016. For additional discussion of the debt agreements, see Note G of the Notes to Consolidated Financial Statements in this Annual Report.

	Payments Due by Period
Contractual Obligations	Total	2017	2018	2019	2020	2021	Thereafter
	(Millions of dollars)
ONEOK Partners senior notes	$5,700.0	$400.0	$425.0	$500.0	$300.0	$—	$4,075.0
Term Loan Agreement	1,000.0	—	—	1,000.0	—	—	—
Guardian Pipeline senior notes	44.3	7.7	7.7	7.7	7.7	7.7	5.8
Commercial paper borrowings	1,110.3	1,110.3	—	—	—	—	—
Interest payments on debt	4,009.5	322.5	314.5	243.0	233.2	222.5	2,673.8
Operating leases	15.0	2.0	1.9	1.6	1.5	1.4	6.6
Firm transportation and storage contracts	227.1	51.5	43.0	37.5	37.1	23.0	35.0
Financial and physical derivatives	193.0	193.0	—	—	—	—	—
Purchase commitments, rights of way and other	296.7	88.3	88.7	45.5	45.5	20.5	8.2
Total	$12,595.9	$2,175.3	$880.8	$1,835.3	$625.0	$275.1	$6,804.4

ONEOK Partners senior notes, Term Loan Agreement, Guardian Pipeline senior notes and commercial paper borrowings - The amount of principal due in each period.

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

Financial and physical derivatives - These are obligations arising from our fixed- and variable-price purchase commitments for physical and financial commodity derivatives. Estimated future variable-price purchase commitments are based on market information at December 31, 2016. Actual future variable-price purchase obligations may vary depending on market prices at the time of delivery. Sales of the related physical volumes and net positive settlements of financial derivatives are not reflected in the table above.

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

One should not place undue reliance on forward-looking statements. Known and unknown risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements. Those factors may affect our operations, markets, products, services and prices. In addition to any assumptions and other factors referred to specifically in connection with the forward-looking statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statement include, among others, the following:

•	the ability to obtain the requisite approvals from our unitholders and ONEOK’s shareholders relating to the Merger Transaction;

•
the risk that we or ONEOK may be unable to obtain governmental and regulatory approvals required for the Merger Transaction, if any, or required governmental and regulatory approvals, if any, may delay the Merger Transaction or result in the imposition of conditions that could cause the parties to abandon the Merger Transaction;

•	the risk that a condition to closing of the Merger Transaction may not be satisfied;

•	the timing to consummate the Merger Transaction;

•	the risk that cost savings, tax benefits and any other synergies from the Merger Transaction may not be fully realized or may take longer to realize than expected;

•	disruption from the Merger Transaction may make it more difficult to maintain relationships with customers, employees or suppliers;

•	the possible diversion of management time on Merger Transaction-related issues;

•	the impact and outcome of pending and future litigation, including litigation, if any, relating to the Merger Transaction;

•	the effects of weather and other natural phenomena, including climate change, on our operations, demand for our services and energy prices;

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

COMMODITY PRICE RISK

As part of our hedging strategy, we use commodity derivative financial instruments and physical-forward contracts described in Note D of the Notes to Consolidated Financial Statements in this Annual Report to minimize the impact of near-term price fluctuations related to natural gas, NGLs and condensate.

We are exposed to basis risk between the various production and market locations where we receive and sell commodities. Although our businesses are predominately fee-based, in our Natural Gas Gathering and Processing segment, we are exposed to commodity price risk as a result of retaining a portion of the commodity sales proceeds associated with our POP with fee contracts. We have restructured a portion of our POP with fee contracts to include significantly higher fees, which reduces our equity volumes and the related commodity price exposure. However, under certain POP with fee contracts, our fee revenues may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds.

The following tables set forth hedging information for our Natural Gas Gathering and Processing segment’s forecasted equity volumes for the periods indicated:

	Year Ending December 31, 2017
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	8.0	$0.51	/ gallon	91%
Condensate (MBbl/d) - WTI-NYMEX	1.8	$44.88	/ Bbl	72%
Natural gas (BBtu/d) - NYMEX and basis	73.1	$2.63	/ MMBtu	97%

	Year Ending December 31, 2018
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	1.9	$0.68	/ gallon	22%
Condensate (MBbl/d) - WTI-NYMEX	0.6	$56.80	/ Bbl	25%
Natural gas (BBtu/d) - NYMEX and basis	49.7	$2.80	/ MMBtu	74%

Our Natural Gas Gathering and Processing segment’s commodity price sensitivity is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at December 31, 2016. Condensate sales are typically based on the price of crude oil. We estimate the following for our forecasted equity volumes, including the effects of hedging information set forth above, and assuming normal operating conditions, for the year ending December 31, 2017:

•	a $0.01 per-gallon change in the composite price of NGLs would change 12-month adjusted EBITDA for the year ending December 31, 2017, by approximately $0.4 million;

•	a $1.00 per-barrel change in the price of crude oil would change 12-month adjusted EBITDA for the year ending December 31, 2017, by approximately $0.4 million; and

•	a $0.10 per-MMBtu change in the price of residue natural gas would change 12-month adjusted EBITDA for the year ending December 31, 2017, by approximately $0.1 million.

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

The following tables set forth hedging information related to purchased put options to reduce commodity price sensitivity associated with certain POP with fee contracts:

	Year Ending December 31, 2017
	Volumes Hedged	Average Strike Price		Fair Value Asset at December 31, 2016
				(Millions of dollars)
Natural gas (BBtu/d) - NYMEX	147.9	$2.47	/ MMBtu	$1.0

See Note D of the Notes to Consolidated Financial Statements in this Annual Report for more information on our hedging activities.

INTEREST-RATE RISK

We are exposed to interest-rate risk through our Partnership Credit Agreement, commercial paper program, Term Loan Agreement and long-term debt issuances. Future increases in LIBOR, corporate commercial paper rates or investment-grade corporate bond rates could expose us to increased interest costs on future borrowings. We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. In January 2016, we entered into interest-rate swaps with notional amounts totaling $1 billion to hedge the variability of our LIBOR-based interest payments, all of which were active swaps as of December 31, 2016. In addition, in June 2016, we entered into forward-starting interest-rate swaps with notional amounts totaling $750 million to hedge the variability of interest payments on a portion of our forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued, resulting in total notional amounts of this type of interest-rate swap of $1.2 billion at December 31, 2016, compared with $400 million at December 31, 2015. All of our interest-rate swaps are designated as cash flow hedges. At December 31, 2016, we had derivative assets of $47.5 million and derivative liabilities of $12.8 million related to these interest-rate swaps. At December 31, 2015, we had derivative liabilities of $9.9 million related to our interest-rate swaps.

See Note D of the Notes to Consolidated Financial Statements in this Annual Report for more information on our hedging activities.

COUNTERPARTY CREDIT RISK

We assess the creditworthiness of our counterparties on an ongoing basis and require security, including prepayments and other forms of collateral, when appropriate. Certain of our counterparties to our Natural Gas Gathering and Processing segment’s natural gas sales, our Natural Gas Liquids segment’s marketing activities and our Natural Gas Pipelines segment’s storage activities may be impacted by the low commodity price environment and could experience financial problems, which could result in nonpayment and/or nonperformance, which could adversely impact our results of operations.

Customer concentration - In 2016, no single customer represented more than 10 percent of our consolidated revenues and only 26 customers individually represented one percent or more of our consolidated revenues, the majority of which are investment-grade customers, as rated by S&P, Moody’s or our comparable internal ratings, or secured by letters of credit or other collateral.

Natural Gas Gathering and Processing - Our Natural Gas Gathering and Processing segment’s customers are primarily crude oil and natural gas producers, which include both large integrated and independent exploration and production companies. We are not typically exposed to material credit risk with exploration and production customers under POP with fee contracts as we sell the commodities and remit a portion of the sales proceeds back to the producer customer. In 2016 and 2015, approximately 99 percent of the downstream commodity sales in our Natural Gas Gathering and Processing segment were made to investment-grade customers, as rated by S&P, Moody’s or our comparable internal ratings, or were secured by letters of credit or other collateral.

Natural Gas Liquids - Our Natural Gas Liquids segment’s customers are primarily NGL and natural gas gathering and processing companies; large and independent crude oil and natural gas production companies; propane distributors; ethanol producers; and petrochemical, refining and NGL marketing companies. We earn fee-based revenue from NGL and natural gas gathering and processing customers and natural gas liquids pipeline transportation customers. We are not typically exposed to material credit risk on the majority of our exchange services fee revenues, as we purchase NGLs from our gathering and processing customers and deduct our fee from the amounts we remit. We also earn sales revenue on the downstream sales of NGL products. In 2016 and 2015, approximately 80 percent of our commodity sales were made to investment-grade customers, as rated by S&P, Moody’s or our comparable internal ratings, or were secured by letters of credit or other collateral. In addition, the majority of our Natural Gas Liquids segment’s pipeline tariffs provide us the ability to require security from shippers.

Natural Gas Pipelines - Our Natural Gas Pipelines segment’s customers are primarily local natural gas distribution companies, electric-generation facilities, large industrial companies, municipalities, irrigation customers and marketing companies. In 2016 and 2015, approximately 85 percent of our revenues in this segment were from investment-grade customers, as rated by S&P, Moody’s or our comparable internal ratings, or were secured by letters of credit or other collateral. In addition, the majority of our Natural Gas Pipelines segment’s pipeline tariffs provide us the ability to require security from shippers.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of ONEOK Partners GP, L.L.C. as General Partner of ONEOK Partners, L.P. and to the Unitholders:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in equity and cash flows present fairly, in all material respects, the financial position of ONEOK Partners, L.P. and its subsidiaries (the Partnership) at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Partnership’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Tulsa, Oklahoma
February 28, 2017

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2016	2015	2014
	(Thousands of dollars, except per unit amounts)
Revenues
Commodity sales	$6,858,456	$6,098,343	$10,724,981
Services	2,060,003	1,662,725	1,466,684
Total revenues	8,918,459	7,761,068	12,191,665
Cost of sales and fuel (exclusive of items shown separately below)	6,496,124	5,641,052	10,088,548
Operations and maintenance	639,532	609,123	599,076
Depreciation and amortization	388,569	352,196	291,236
Impairment of long-lived assets (Note E)	—	83,673	—
General taxes	88,026	83,053	70,581
Gain on sale of assets	(9,916)	(6,108)	(6,599)
Operating income	1,316,124	998,079	1,148,823
Equity in net earnings from investments (Note L)	139,690	125,300	117,415
Impairment of equity investments (Note L)	—	(180,583)	(76,412)
Allowance for equity funds used during construction	209	2,179	14,937
Other income	1,324	126	5,447
Other expense	(4,394)	(4,174)	(4,299)
Interest expense (net of capitalized interest of $10,591, $36,572 and $54,813, respectively)	(366,789)	(338,911)	(281,908)
Income before income taxes	1,086,164	602,016	924,003
Income taxes (Note K)	(13,900)	(4,144)	(12,668)
Net income	1,072,264	597,872	911,335
Less: Net income attributable to noncontrolling interests	5,497	8,330	1,037
Net income attributable to ONEOK Partners, L.P.	$1,066,767	$589,542	$910,298
Limited partners’ interest in net income:
Net income attributable to ONEOK Partners, L.P.	$1,066,767	$589,542	$910,298
General partner’s interest in net income	(423,487)	(394,550)	(344,241)
Limited partners’ interest in net income	$643,280	$194,992	$566,057
Limited partners’ net income per unit, basic and diluted (Note J)	$2.25	$0.73	$2.33
Number of units used in computation (thousands)	285,826	267,281	243,306
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2016	2015	2014
	(Thousands of dollars)
Net income	$1,072,264	$597,872	$911,335
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	(35,752)	47,500	(64,639)
Realized (gains) losses on derivatives recognized in net income	(10,717)	(67,034)	31,653
Other comprehensive income (loss) on investments in unconsolidated affiliates	(1,775)	(1,925)	—
Total other comprehensive income (loss)	(48,244)	(21,459)	(32,986)
Comprehensive income	1,024,020	576,413	878,349
Less: Comprehensive income attributable to noncontrolling interests	5,497	8,330	1,037
Comprehensive income attributable to ONEOK Partners, L.P.	$1,018,523	$568,083	$877,312
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
	2016	2015
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$406	$5,079
Accounts receivable, net	872,310	593,448
Affiliate receivables	984	7,969
Natural gas and natural gas liquids in storage	140,034	128,084
Commodity imbalances	60,896	38,681
Materials and supplies	60,912	76,696
Other current assets	38,703	33,207
Total current assets	1,174,245	883,164
Property, plant and equipment
Property, plant and equipment	14,854,696	14,307,546
Accumulated depreciation and amortization	2,392,004	2,050,755
Net property, plant and equipment (Note E)	12,462,692	12,256,791
Investments and other assets
Investments in unconsolidated affiliates (Note L)	958,807	948,221
Goodwill and intangible assets (Note F)	812,977	824,877
Other assets	60,626	14,533
Total investments and other assets	1,832,410	1,787,631
Total assets	$15,469,347	$14,927,586
Liabilities and equity
Current liabilities
Current maturities of long-term debt (Note G)	$407,650	$107,650
Short-term borrowings (Note G)	1,110,277	546,340
Accounts payable	862,436	605,431
Affiliate payables	68,233	27,137
Commodity imbalances	142,646	74,460
Accrued interest	87,130	102,615
Other current liabilities	146,004	116,667
Total current liabilities	2,824,376	1,580,300
Long-term debt, excluding current maturities (Note G)	6,291,307	6,695,312
Deferred credits and other liabilities	175,844	154,631
Commitments and contingencies (Note N)
Equity (Note H)
ONEOK Partners, L.P. partners’ equity:
General partner	226,039	231,344
Common units: 212,837,980 units issued and outstanding at December 31, 2016, and December 31, 2015	4,821,397	5,014,952
Class B units: 72,988,252 units issued and outstanding at December 31, 2016, and December 31, 2015	1,133,828	1,200,204
Accumulated other comprehensive loss (Note I)	(161,526)	(113,282)
Total ONEOK Partners, L.P. partners’ equity	6,019,738	6,333,218
Noncontrolling interests in consolidated subsidiaries	158,082	164,125
Total equity	6,177,820	6,497,343
Total liabilities and equity	$15,469,347	$14,927,586
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2016	2015	2014
	(Thousands of dollars)
Operating activities
Net income	$1,072,264	$597,872	$911,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	388,569	352,196	291,236
Impairment charges	—	264,256	76,412
Equity in net earnings from investments	(139,690)	(125,300)	(117,415)
Distributions received from unconsolidated affiliates	144,673	122,003	117,912
Deferred income taxes	12,070	4,765	10,832
Allowance for equity funds used during construction	(209)	(2,179)	(14,937)
Gain on sale of assets	(9,916)	(6,108)	(6,599)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(285,992)	147,767	373,459
Affiliate receivables	6,985	584	632
Natural gas and natural gas liquids in storage	(11,950)	6,050	54,152
Accounts payable	285,888	(199,895)	(351,470)
Affiliate payables	41,096	(8,969)	(11,352)
Commodity imbalances, net	45,971	(4,083)	(93,234)
Accrued interest	(15,485)	10,625	(721)
Risk-management assets and liabilities	(81,647)	(34,275)	36,444
Other assets and liabilities, net	34,150	(53,329)	33,134
Cash provided by operating activities	1,486,777	1,071,980	1,309,820
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(621,722)	(1,186,123)	(1,745,990)
Cash paid for acquisitions, net of cash received	—	—	(814,934)
Contributions to unconsolidated affiliates	(68,275)	(27,540)	(1,063)
Distributions received from unconsolidated affiliates in excess of cumulative earnings	52,044	33,915	21,107
Proceeds from sale of assets	25,359	3,825	7,817
Other	—	(12,607)	—
Cash used in investing activities	(612,594)	(1,188,530)	(2,533,063)
Financing activities
Cash distributions:
General and limited partners	(1,332,003)	(1,230,475)	(1,052,245)
Noncontrolling interests	(7,500)	(11,690)	(549)
Borrowing (repayment) of short-term borrowings, net	563,937	(508,956)	1,055,296
Issuance of long-term debt, net of discounts	1,000,000	798,896	—
Debt financing costs	(2,770)	(7,676)	—
Repayment of long-term debt	(1,107,650)	(7,650)	(7,650)
Issuance of common units, net of issuance costs	—	1,025,660	1,113,139
Contribution from general partner	—	20,990	23,252
Other	7,130	—	—
Cash provided by (used in) financing activities	(878,856)	79,099	1,131,243
Change in cash and cash equivalents	(4,673)	(37,451)	(92,000)
Cash and cash equivalents at beginning of period	5,079	42,530	134,530
Cash and cash equivalents at end of period	$406	$5,079	$42,530
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$361,635	$307,036	$271,314
Cash paid for income taxes	$789	$3,483	$1,336
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	ONEOK Partners, L.P. Partners’ Equity
	Common Units	Class B Units	General Partner	Common Units
	(Units)		(Thousands of dollars)
January 1, 2014	159,007,854	72,988,252	$170,561	$3,459,920
Net income	—	—	344,241	394,503
Other comprehensive income (loss)	—	—	—	—
Issuance of common units (Note H)	21,819,119	—	—	1,108,456
Contribution from general partner (Note H)	—	—	23,155	—
Distributions paid (Note H)	—	—	(326,043)	(506,507)
West Texas LPG noncontrolling interest (Note O)	—	—	—	—
December 31, 2014	180,826,973	72,988,252	211,914	4,456,372
Net income	—	—	394,550	138,520
Other comprehensive income (loss) (Note I)	—	—	—	—
Issuance of common units (Note H)	32,011,007	—	—	1,023,767
Contribution from general partner (Note H)	—	—	20,990	—
Distributions paid (Note H)	—	—	(396,110)	(603,722)
Other	—	—	—	15
December 31, 2015	212,837,980	72,988,252	231,344	5,014,952
Net income	—	—	423,487	479,013
Other comprehensive income (loss) (Note I)	—	—	—	—
Distributions paid (Note H)	—	—	(428,792)	(672,568)
Other	—	—	—	—
December 31, 2016	212,837,980	72,988,252	$226,039	$4,821,397
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Continued)
	ONEOK Partners, L.P. Partners’ Equity
	Class B Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
January 1, 2014	$1,422,516	$(58,837)	$4,536	$4,998,696
Net income	171,554	—	1,037	911,335
Other comprehensive income (loss)	—	(32,986)	—	(32,986)
Issuance of common units (Note H)	—	—	—	1,108,456
Contribution from general partner (Note H)	—	—	—	23,155
Distributions paid (Note H)	(219,695)	—	(549)	(1,052,794)
West Texas LPG noncontrolling interest (Note O)	—	—	162,913	162,913
December 31, 2014	1,374,375	(91,823)	167,937	6,118,775
Net income	56,472	—	8,330	597,872
Other comprehensive income (loss) (Note I)	—	(21,459)	—	(21,459)
Issuance of common units (Note H)	—	—	—	1,023,767
Contribution from general partner (Note H)	—	—	—	20,990
Distributions paid (Note H)	(230,643)	—	(11,690)	(1,242,165)
Other	—	—	(452)	(437)
December 31, 2015	1,200,204	(113,282)	164,125	6,497,343
Net income	164,267	—	5,497	1,072,264
Other comprehensive income (loss) (Note I)	—	(48,244)	—	(48,244)
Distributions paid (Note H)	(230,643)	—	(7,500)	(1,339,503)
Other	—	—	(4,040)	(4,040)
December 31, 2016	$1,133,828	$(161,526)	$158,082	$6,177,820

ONEOK PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations - On January 31, 2017, we and ONEOK entered into the Merger Agreement, by and among ONEOK, Merger Sub, ONEOK Partners and ONEOK Partners GP, our general partner, pursuant to which ONEOK will acquire all of our outstanding common units representing limited partner interests in us not already directly or indirectly owned by ONEOK. Upon the terms and conditions set forth in the Merger Agreement, Merger Sub will be merged with and into ONEOK Partners, with ONEOK Partners continuing as a wholly owned subsidiary of ONEOK, in a taxable transaction to our common unitholders. For additional information on this transaction, see Note B.

ONEOK Partners, L.P. is a publicly traded master limited partnership, organized under the laws of the state of Delaware, that was formed in 1993. Our equity consists of a 2 percent general partner interest and a 98 percent limited partner interest. Our limited partner interests are represented by our common units, which are listed on the NYSE under the trading symbol “OKS,” and our Class B limited partner units. We are managed under the direction of the Board of Directors of our sole general partner, ONEOK Partners GP. ONEOK Partners GP is a wholly owned subsidiary of ONEOK. ONEOK and its subsidiaries owned a 41.2 percent aggregate equity interest in us at December 31, 2016.

Our operations include gathering and processing of natural gas produced from crude oil and natural gas wells. We gather and process natural gas in the Mid-Continent region, which includes the NGL-rich STACK and SCOOP areas in the Anadarko Basin and the Cana-Woodford Shale, Woodford Shale, Springer Shale, Meramec, Granite Wash and Mississippian Lime formations of Oklahoma and Kansas, and the Hugoton and Central Kansas Uplift Basins in Kansas. We also gather and/or process natural gas in two producing basins in the Rocky Mountain region: the Williston Basin, which spans portions of North Dakota and Montana and includes the oil-producing, NGL-rich Bakken Shale and Three Forks formations; and the Powder River Basin located in Wyoming, which includes the NGL-rich Niobrara Shale and Frontier, Turner and Sussex formations in Wyoming.

Our natural gas liquids assets consist of facilities that gather, fractionate and treat NGLs and store NGL products primarily in Oklahoma, Kansas, Texas, New Mexico and the Rocky Mountain region where we provide midstream services to producers of NGLs. We own or have an ownership interest in FERC-regulated natural gas liquids gathering and distribution pipelines in Oklahoma, Kansas, Texas, New Mexico, Montana, North Dakota, Wyoming and Colorado, and terminal and storage facilities in Missouri, Nebraska, Iowa and Illinois. We also own FERC-regulated natural gas liquids distribution and refined petroleum products pipelines in Kansas, Missouri, Nebraska, Iowa, Illinois and Indiana that connect our Mid-Continent assets with Midwest markets, including Chicago, Illinois. We own and operate truck- and rail-loading and -unloading facilities that interconnect with our NGL fractionation and pipeline assets.

We operate interstate and intrastate natural gas transmission pipelines and natural gas storage facilities. Our FERC-regulated interstate natural gas pipeline assets transport natural gas through pipelines in North Dakota, Minnesota, Wisconsin, Illinois, Indiana, Kentucky, Tennessee, Oklahoma, Texas and New Mexico. Our intrastate natural gas pipeline assets in Oklahoma transport natural gas throughout the state and have access to the major natural gas producing areas in the Mid-Continent region, which include the emerging STACK and SCOOP areas in the Anadarko Basin and the Cana-Woodford Shale, Woodford Shale, Springer Shale, Meramec, Granite Wash and Mississippian Lime formations. The Roadrunner pipeline transports natural gas from the Permian Basin in West Texas to the Mexican border near El Paso, Texas, and is fully subscribed with 25-year firm demand charge, fee-based agreements. We own underground natural gas storage facilities in Oklahoma and Texas that are connected to our intrastate natural gas pipeline assets. We also have underground natural gas storage facilities in Kansas.

Consolidation - Our consolidated financial statements include our accounts and the accounts of our subsidiaries over which we have control or are the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Investments in unconsolidated affiliates are accounted for using the equity method if we have the ability to exercise significant influence over operating and financial policies of our investee. Under this method, an investment is carried at its acquisition cost and adjusted each period for contributions made, distributions received and our share of the investee’s comprehensive income. For the investments we account for under the equity method, the premium or excess cost over underlying fair value of net assets is referred to as equity-method goodwill. Impairment of equity investments is recorded when the impairments are other than temporary. These amounts are recorded as investments in unconsolidated affiliates on our accompanying Consolidated Balance Sheets. See Note L for disclosures of our unconsolidated affiliates.

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

While many of the contracts in our derivative portfolio are executed in liquid markets where price transparency exists, some contracts are executed in markets for which market prices may exist, but the market may be relatively inactive. This results in limited price transparency that requires management’s judgment and assumptions to estimate fair values. For certain transactions, we utilize modeling techniques using NYMEX-settled pricing data and implied forward LIBOR curves. Inputs into our fair value estimates include commodity-exchange prices, over-the-counter quotes, historical correlations of pricing data, data obtained from third-party pricing services and LIBOR and other liquid money-market instrument rates. We validate our valuation inputs with third-party information and settlement prices from other sources, where available.

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

Revenue Recognition - Our reportable segments recognize revenue when services are rendered or product is delivered. Our Natural Gas Gathering and Processing segment records revenues when natural gas is gathered or processed through our facilities. Our Natural Gas Liquids segment records revenues based upon contracted services and volumes exchanged or stored under service agreements in the period services are provided. A portion of our revenues for our Natural Gas Pipelines segment and our Natural Gas Liquids segment are recognized based upon contracted capacity and contracted volumes transported and stored under service agreements in the period services are provided. We disaggregate revenue on the Consolidated Statements of Income as follows:

•
Commodity sales - Commodity sales represent the sale of NGLs, condensate and residue natural gas. We generally purchase a supplier’s raw natural gas or unfractionated NGLs, which we process into marketable commodities and condensate, then we sell these commodities and condensate to downstream customers. Commodity sales are recognized upon delivery or title transfer to the customer, when revenue recognition criteria are met.

•	Service revenue - Service revenue represents the fees generated from the performance of our services.

We enter into a variety of contract types that provide commodity sales and service revenue. We provide services primarily under the following types of contracts:

•
Fee-based - Under fee-based arrangements, we receive a fee or fees for one or more of the following services: gathering, compression, processing, transmission and storage of natural gas; and gathering, transportation, fractionation and storage of NGLs. The revenue we earn from these arrangements generally is directly related to the volume of natural gas and NGLs that flow through our systems and facilities, and is not normally directly dependent on commodity prices. However, to the extent a sustained decline in commodity prices results in a decline in volumes, our revenues from these arrangements would be reduced. In addition, many of our arrangements provide for fixed fee, minimum volume or firm demand charges. Fee-based arrangements are reported as service revenue on the Consolidated Statements of Income.

•
Percent-of-proceeds - Under POP arrangements in our Natural Gas Gathering and Processing segment, we generally purchase the producer’s raw natural gas which we process into natural gas and natural gas liquids, then we sell these commodities and condensate to downstream customers. We remit sales proceeds to the producer according to the contractual terms and retain our portion. Typically, our POP arrangements also include a fee-based component.

In many cases, our Natural Gas Gathering and Processing segment provides services under contracts that contain a combination of the arrangements described above. When services are provided (in addition to raw natural gas purchased) under POP with fee contracts, we record such fees as service revenue on the Consolidated Statements of Income. The terms of our contracts vary based on natural gas quality conditions, the competitive environment when the contracts are signed and customer requirements.

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

Accounts Receivable - Accounts receivable represent valid claims against nonaffiliated customers for products sold or services rendered, net of allowances for doubtful accounts. We assess the creditworthiness of our counterparties on an ongoing basis and require security, including prepayments and other forms of collateral, when appropriate. Outstanding customer receivables are reviewed regularly for possible nonpayment indicators, and allowances for doubtful accounts are recorded based upon management’s estimate of collectability at each balance sheet date. At December 31, 2016 and 2015, our allowance for doubtful accounts was not material.

Inventory - The values of current natural gas and NGLs in storage are determined using the lower of weighted-average cost or market method. Noncurrent natural gas and NGLs are classified as property and valued at cost. Materials and supplies are valued at average cost.

Commodity Imbalances - Commodity imbalances represent amounts payable or receivable for NGL exchange contracts and natural gas pipeline imbalances and are valued at market prices. Under the majority of our NGL exchange agreements, we physically receive volumes of unfractionated NGLs, including the risk of loss and legal title to such volumes, from the exchange counterparty. In turn, we deliver NGL products back to the customer and charge them gathering, fractionation and transportation fees. To the extent that the volumes we receive under such agreements differ from those we deliver, we record a net exchange receivable or payable position with the counterparties. These net exchange receivables and payables are settled with movements of NGL products rather than with cash. Natural gas pipeline imbalances are settled in cash or in-kind, subject to the terms of the pipelines’ tariffs or by agreement.

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

Property, Plant and Equipment - Our properties are stated at cost, including AFUDC and capitalized interest. In some cases, the cost of regulated property retired or sold, plus removal costs, less salvage, is charged to accumulated depreciation. Gains and losses from sales or transfers of nonregulated properties or an entire operating unit or system of our regulated properties are recognized in income. Maintenance and repairs are charged directly to expense.

The interest portion of AFUDC and capitalized interest represent the cost of borrowed funds used to finance construction activities for regulated and nonregulated projects, respectively. We capitalize interest costs during the construction or upgrade of qualifying assets. These costs are recorded as a reduction to interest expense. The equity portion of AFUDC represents the capitalization of the estimated average cost of equity used during the construction of major projects and is recorded in the cost of our regulated properties and as a credit to the allowance for equity funds used during construction.

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

Impairment of Goodwill and Long-Lived Assets, Including Intangible Assets - We assess our goodwill for impairment at least annually on July 1, unless events or changes in circumstances indicate an impairment may have occurred before that time. As the commodity price environment has remained relatively low since 2015, we elected to perform a quantitative assessment, or Step 1 analysis, to test our goodwill for impairment. The assessment included our current commodity price assumptions, expected contractual terms, anticipated operating costs and volume estimates. Our goodwill impairment analysis performed as of July 1, 2016, did not result in an impairment charge nor did our analysis reflect any reporting units at risk. In each reporting unit, the fair value substantially exceeded the carrying value. Subsequent to that date, no event has occurred indicating that the implied fair value of each of our reporting units is less than the carrying value of its net assets.

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

For the investments we account for under the equity method, the impairment test considers whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary. Therefore, we periodically reevaluate the amount at which we carry our equity-method investments to determine whether current events or circumstances warrant adjustments to our carrying values.

See Notes E, F and L for our long-lived assets, goodwill and intangible assets and investments in unconsolidated affiliates disclosures.

Regulation - Our intrastate natural gas transmission and natural gas liquids pipelines are subject to the rate regulation and accounting requirements of the OCC, KCC, RRC and various municipalities in Texas. Our interstate natural gas and natural gas liquids pipelines are subject to regulation by the FERC. In Kansas and Texas, natural gas storage may be regulated by the state and the FERC for certain types of services. Accordingly, portions of our Natural Gas Liquids and Natural Gas Pipelines segments follow the accounting and reporting guidance for regulated operations. In our Consolidated Financial Statements and our Notes to Consolidated Financial Statements, regulated operations are defined pursuant to Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 980, Regulated Operations. During the rate-making process for certain of our assets, regulatory authorities set the framework for what we can charge customers for our services and establish the manner that our costs are accounted for, including allowing us to defer recognition of certain costs and permitting recovery of the amounts through rates over time as opposed to expensing such costs as incurred. Certain examples of types of regulatory guidance include costs for fuel and losses, acquisition costs, contributions in aid of construction, charges for depreciation, and gains or losses on disposition of assets. This allows us to stabilize rates over time rather than passing such costs on to the customer for immediate recovery. Actions by regulatory authorities could have an effect on the amount recovered from rate payers. Any difference in the amount recoverable and the amount deferred is recorded as income or expense at the time of the regulatory action. A write-off of regulatory assets and costs not recovered may be required if all or a portion of the regulated operations have rates that are no longer:

•	established by independent, third-party regulators;

•	designed to recover the specific entity’s costs of providing regulated services; and

•	set at levels that will recover our costs when considering the demand and competition for our services.

At December 31, 2016 and 2015, we recorded regulatory assets of approximately $5.5 million and $5.8 million, respectively, which are currently being recovered and are expected to be recovered from our customers. Regulatory assets are being recovered as a result of approved rate proceedings over varying time periods up to 50 years. These assets are reflected in other assets on our Consolidated Balance Sheets.

Income Taxes - We are not a taxable entity for federal income tax purposes. As such, we do not directly pay federal income tax. For our operations in Texas, we are subject to the Texas franchise tax, which is included in income tax expense in our consolidated statements of income. Our taxable income or loss, which may vary substantially from the net income or loss reported in our Consolidated Statements of Income, is included in the federal income tax returns of each partner. The aggregate difference in the basis of our net assets for financial and income tax purposes cannot be readily determined, as we do not have access to all information about each partner’s tax attributes related to us.

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

We utilize a more-likely-than-not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that is taken or expected to be taken in a tax return. We reflect penalties and interest as part of income tax expense as they become applicable for tax provisions that do not meet the more-likely-than-not recognition threshold and measurement attribute. During 2016, 2015 and 2014, our tax positions did not require an establishment of a material reserve.

We file numerous consolidated and separate income tax returns with federal tax authorities of the United States along with the tax authorities of several states. There are no United States federal audits or statute waivers at this time. See Note K for additional discussion of income taxes.

Asset Retirement Obligations - Asset retirement obligations represent legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. Certain of our natural gas gathering and processing, natural gas liquids and natural gas pipeline facilities are subject to agreements or regulations that give rise to our asset retirement obligations for removal or other disposition costs associated with retiring the assets in place upon the discontinued use of the assets. We recognize the fair value of a liability for an asset retirement obligation in the period when it is incurred if a reasonable estimate of the fair value can be made. We are not able to estimate reasonably the fair value of the asset retirement obligations for portions of our assets, primarily certain pipeline assets, because the settlement dates are indeterminable given our expected continued use of the assets with proper maintenance. We expect our pipeline assets, for which we are unable to estimate reasonably the fair value of the asset retirement obligation, will continue in operation as long as supply and demand for natural gas and natural gas liquids exists. Based on the widespread use of natural gas for heating and cooking activities for residential users and electric-power generation for commercial users, as well as use of natural gas liquids by the petrochemical industry, we expect supply and demand to exist for the foreseeable future.

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

Contingencies - Our accounting for contingencies covers a variety of business activities, including contingencies for legal and environmental exposures. We accrue these contingencies when our assessments indicate that it is probable that a liability has been incurred or an asset will not be recovered and an amount can be estimated reasonably. We expense legal fees as incurred and base our legal liability estimates on currently available facts and our estimates of the ultimate outcome or resolution. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of a remediation feasibility study. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position or results of operations, and our expenditures related to environmental matters had no material effect on earnings or cash flows during 2016, 2015 and 2014. Actual results may differ from our estimates resulting in an impact, positive or negative, on earnings. See Note N for additional discussion of contingencies.

Recently Issued Accounting Standards Update - Changes to GAAP are established by the FASB in the form of ASUs to the FASB Accounting Standards Codification. We consider the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or clarifications of ASUs listed below. The following tables provide a brief description of recent accounting pronouncements and our analysis of the effects on our financial statements:

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
ASU 2014-15, “Presentation of Financial Statements- Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”
This standard provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.
		Fourth quarter 2016	The impact of adopting this standard was not material.

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Standards that are not yet adopted
ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”	The standard requires that inventory, excluding inventory measured using last-in, first-out (LIFO) or the retail inventory method, be measured at the lower of cost or net realizable value.	First quarter 2017	We do not expect the adoption of this standard to materially impact us.
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
		First quarter 2019	We are evaluating our current leases and the impact of the standard on our internal controls, accounting policies and financial statements and disclosures.
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
ASU 2017-04, “Intangibles- Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”
The standard simplifies the subsequent measurement of goodwill by eliminating the requirement to calculate the implied fair value of goodwill under step 2. Instead, an entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The standard does not change step zero or step 1 assessments.
		First quarter 2020	We are evaluating the impact of this standard on us.

B.	ACQUISITION OF ONEOK PARTNERS

On January 31, 2017, we and ONEOK entered into the Merger Agreement in which ONEOK will acquire all of our outstanding common units representing limited partner interests in us not already directly or indirectly owned by ONEOK in an all stock-for-unit transaction at a ratio of 0.985 of ONEOK common shares per common unit of ONEOK Partners, in a taxable transaction to our common unitholders. Following completion of the Merger Transaction, all of our outstanding common units will be owned by ONEOK and will no longer be publicly traded. All of our outstanding debt is expected to remain outstanding. We and ONEOK expect to enter into a cross guarantee agreement whereby each party to the agreement unconditionally guarantees and becomes liable for the indebtedness of each other party to the agreement.

A Special Committee of the Board of Directors of ONEOK, the Conflicts Committee of the Board of Directors of our general partner and the Board of Directors of our general partner each unanimously approved the Merger Agreement. Subject to customary approvals and conditions, the Merger Transaction is expected to close in the second quarter of 2017. The Merger Transaction is subject to the approval of our common unitholders and the approval by ONEOK shareholders of the issuance of ONEOK common shares in the Merger Transaction.

The Merger Agreement contains certain termination rights, including the right for either us or ONEOK, as applicable, to terminate the Merger Agreement if the closing of the transactions contemplated by the Merger Agreement has not occurred on or before September 30, 2017. In the event of termination of the Merger Agreement under certain circumstances, we may be required to pay ONEOK a termination fee of (up to, in certain instances, $300 million in cash) and, under other certain circumstances, ONEOK may be required to pay us a termination fee in the form of a temporary reduction in incentive distributions (up to, in certain instances, $300 million).

C.	FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for the periods indicated:

	December 31, 2016
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net (b)
	(Thousands of dollars)
Derivative assets
Commodity contracts
Financial contracts	$1,147	$—	$4,564	$5,711	$(4,760)	$951
Interest-rate contracts	—	47,457	—	47,457	—	47,457
Total derivative assets	$1,147	$47,457	$4,564	$53,168	$(4,760)	$48,408

Derivative liabilities
Commodity contracts
Financial contracts	$(31,458)	$—	$(24,861)	$(56,319)	$56,319	$—
Physical contracts	—	—	(3,022)	(3,022)	—	(3,022)
Interest-rate contracts	—	(12,795)	—	(12,795)	—	(12,795)
Total derivative liabilities	$(31,458)	$(12,795)	$(27,883)	$(72,136)	$56,319	$(15,817)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At December 31, 2016, we held no cash and posted $67.7 million of cash with various counterparties, including $51.6 million of cash collateral that is offsetting derivative net liability positions under master-netting arrangements in the table above. The remaining $16.1 million of cash collateral in excess of derivative net liability positions is included in other current assets in our Consolidated Balance Sheets.
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
(b) - Included in other current assets or other current liabilities in our Consolidated Balance Sheets.

The following table sets forth a reconciliation of our Level 3 fair value measurements for the periods indicated:

	Years Ended December 31,
Derivative Assets (Liabilities)	2016	2015
	(Thousands of dollars)
Net assets (liabilities) at beginning of period	$7,331	$9,285
Total realized/unrealized gains (losses):
Included in earnings (a)	(320)	216
Included in other comprehensive income (loss)	(30,330)	(2,170)
Net assets (liabilities) at end of period	$(23,319)	$7,331
(a) - Included in commodity sales revenues in our Consolidated Statements of Income.

Realized/unrealized gains (losses) include the realization of our derivative contracts through maturity. During the years ended December 31, 2016 and 2015, gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the end of each reporting period were not material.

We recognize transfers into and out of the levels in the fair value hierarchy as of the end of each reporting period. During the years ended December 31, 2016 and 2015, there were no transfers between levels.

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

The estimated fair value of the aggregate of our senior notes outstanding, including current maturities, was $7.1 billion and $6.2 billion at December 31, 2016 and 2015, respectively. The book value of the aggregate of our senior notes outstanding, including current maturities, was $6.7 billion and $6.8 billion at December 31, 2016 and 2015, respectively. The estimated fair value of the aggregate of our senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities. The estimated fair value of our long-term debt is classified as Level 2.

During 2015 and 2014, we recorded noncash impairment charges primarily related to our equity investments in the dry natural gas area of the Powder River Basin. The valuation of these investments required use of significant unobservable inputs. We used an income approach to estimate the fair value of our investments. Our discounted cash flow analysis included the following inputs that are not readily available: a discount rate reflective of our cost of capital and estimated contract rates, volumes, operating and maintenance costs and capital expenditures. The estimated fair value of these investments is classified as Level 3. See Note L for additional information about our equity investments and the impairment charges.

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

In our Natural Gas Gathering and Processing segment, we are exposed to commodity price risk as a result of retaining a portion of the commodity sales proceeds associated with our POP with fee contracts. Under certain POP with fee contracts, our fee revenues may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds. We also are exposed to basis risk between the various production and market locations where we receive and sell commodities. As part of our hedging strategy, we use the previously described commodity derivative financial instruments and physical-forward contracts to reduce the impact of price fluctuations related to natural gas, NGLs and condensate.

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

In our Natural Gas Pipelines segment, we are exposed to commodity price risk because our intrastate and interstate natural gas pipelines retain natural gas from our customers for operations or as part of our fee for services provided. When the amount of natural gas consumed in operations by these pipelines differs from the amount provided by our customers, our pipelines must buy or sell natural gas, or store or use natural gas from inventory, which can expose us to commodity price risk depending on the regulatory treatment for this activity. To the extent that commodity price risk in our Natural Gas Pipelines segment is not mitigated by fuel cost-recovery mechanisms, we may use physical-forward sales or purchases to reduce the impact of price fluctuations related to natural gas. At December 31, 2016 and 2015, there were no financial derivative instruments with respect to our natural gas pipeline operations.

Interest-rate risk - We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. In January 2016, we entered into forward-starting interest-rate swaps with notional amounts totaling $1 billion to hedge the variability of our LIBOR-based interest payments, all of which were active swaps as of December 31, 2016. In addition, in June 2016, we entered into forward-starting interest rate swaps with notional amounts totaling $750 million to hedge the variability of interest payments on a portion of our forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued, resulting in total notional amounts of this type of interest-rate swap of $1.2 billion at

December 31, 2016, compared with $400 million at December 31, 2015. All of our interest-rate swaps are designated as cash flow hedges. Upon our debt issuance in March 2015, we settled $500 million of our interest-rate swaps and realized a loss of $55.1 million, which is included in accumulated other comprehensive loss and will be amortized to interest expense over the term of the related debt.

Fair Values of Derivative Instruments - The following table sets forth the fair values of our derivative instruments presented on a gross basis for the periods indicated:

		December 31, 2016		December 31, 2015
	Location in our Consolidated Balance Sheets	Assets	(Liabilities)	Assets	(Liabilities)
		(Thousands of dollars)
Derivatives designated as hedging instruments
Commodity contracts
Financial contracts	Other current assets/other current liabilities	$1,155	$(49,938)	$39,255	$(1,440)
	Other assets/deferred credits and other liabilities	210	(2,142)	—	—
Physical contracts	Other current assets/other current liabilities	—	(3,022)	3,591	—
Interest-rate contracts	Other assets/other current liabilities	47,457	(12,795)	—	(9,936)
Total derivatives designated as hedging instruments		48,822	(67,897)	42,846	(11,376)
Derivatives not designated as hedging instruments
Commodity contracts
Financial contracts	Other current assets/other current liabilities	4,346	(4,239)	6,919	(6,586)
Total derivatives not designated as hedging instruments		4,346	(4,239)	6,919	(6,586)
Total derivatives		$53,168	$(72,136)	$49,765	$(17,962)

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held for the periods indicated:

		December 31, 2016		December 31, 2015
	Contract Type	Purchased/ Payor	Sold/ Receiver	Purchased/ Payor	Sold/ Receiver
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
-Natural gas (Bcf)	Futures and swaps	—	(38.4)	—	(27.1)
-Natural gas (Bcf)	Put options	49.5	—	—	—
-Crude oil and NGLs (MMBbl)	Futures, forwards and swaps	—	(3.6)	—	(2.3)
Basis
-Natural gas (Bcf)	Futures and swaps	—	(38.4)	—	(27.1)
Interest-rate contracts (Millions of dollars)	Swaps	$2,150.0	$—	$400.0	$—

Derivatives not designated as hedging instruments:
Fixed price
-Natural gas (Bcf)	Futures and swaps	0.4	—	—	—
-NGLs (MMBbl)	Futures, forwards and swaps	0.5	(0.7)	0.6	(0.6)
Basis
-Natural gas (Bcf)	Futures and swaps	0.4	—	—	—

These notional amounts are used to summarize the volume of financial instruments; however, they do not reflect the extent to which the positions offset one another and consequently do not reflect our actual exposure to market or credit risk.

Cash Flow Hedges - At December 31, 2016, our Consolidated Balance Sheet reflected a net loss of $161.5 million in accumulated other comprehensive loss. The portion of accumulated other comprehensive loss attributable to our commodity derivative financial instruments is an unrealized loss of $63.4 million, which will be realized within the next 24 months as the forecasted transactions affect earnings. If commodity prices remain at the current levels, we will realize approximately $61.5 million in net losses over the next 12 months and approximately $1.9 million in net losses thereafter. The amount deferred in accumulated other comprehensive loss attributable to our settled interest-rate swaps is a loss of $125.9 million, which will be recognized over the life of the long-term, fixed-rate debt, including losses of $16.6 million that will be reclassified into earnings during the next 12 months as the hedged items affect earnings. The remaining amounts in accumulated other comprehensive loss are attributable primarily to forward-starting interest-rate swaps with future settlement dates, which will be amortized to interest expense over the life of long-term, fixed-rate debt upon issuance of the debt.

The following table sets forth the unrealized effect of cash flow hedges recognized in other comprehensive income (loss) for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Years Ended December 31,
	2016	2015	2014
	(Thousands of dollars)
Commodity contracts	$(78,513)	$70,065	$32,354
Interest-rate contracts	42,761	(22,565)	(96,993)
Total unrealized gain (loss) recognized in other comprehensive income (loss) on derivatives (effective portion)	$(35,752)	$47,500	$(64,639)

The following table sets forth the effect of cash flow hedges in our Consolidated Statements of Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income (Effective Portion)
		Years Ended December 31,
		2016	2015	2014
		(Thousands of dollars)
Commodity contracts	Commodity sales revenues	$26,422	$81,089	$(21,052)
Interest-rate contracts	Interest expense	(15,705)	(14,055)	(10,601)
Total gain (loss) reclassified from accumulated other comprehensive loss into net income on derivatives (effective portion)		$10,717	$67,034	$(31,653)
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

From time to time, we may enter into financial derivative instruments that contain provisions that require us to maintain an investment-grade credit rating from S&P and/or Moody’s. If our credit ratings on our senior unsecured long-term debt were to decline below investment grade, the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions. There were no financial derivative instruments with contingent features related to credit risk as of December 31, 2016.

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

At December 31, 2016, the net credit exposure from our derivative assets is primarily with investment-grade companies in the financial services sector.

E.    PROPERTY, PLANT AND EQUIPMENT

The following table sets forth our property, plant and equipment by property type, for the periods indicated:

	Estimated Useful Lives (Years)	December 31, 2016	December 31, 2015
		(Thousands of dollars)
Nonregulated
Gathering pipelines and related equipment	5 to 40	$3,352,963	$2,961,388
Processing and fractionation and related equipment	3 to 40	3,831,966	3,627,062
Storage and related equipment	5 to 54	558,695	510,820
Transmission pipelines and related equipment	5 to 54	689,804	598,375
General plant and other	2 to 60	264,049	226,858
Construction work in process	—	371,337	690,179
Regulated
Storage and related equipment	5 to 25	13,524	22,085
Natural gas transmission pipelines and related equipment	5 to 77	1,345,740	1,325,235
Natural gas liquids transmission pipelines and related equipment	5 to 88	4,309,341	4,208,121
General plant and other	2 to 50	54,643	53,962
Construction work in process	—	62,634	83,461
Property, plant and equipment		14,854,696	14,307,546
Accumulated depreciation and amortization - nonregulated		(1,526,400)	(1,290,931)
Accumulated depreciation and amortization - regulated		(865,604)	(759,824)
Net property, plant and equipment		$12,462,692	$12,256,791

The average depreciation rates for our regulated property are set forth, by segment, in the following table for the periods indicated:

	Years Ended December 31,
	2016	2015	2014
Natural Gas Liquids	1.9%	1.9%	2.0%
Natural Gas Pipelines	2.1%	2.1%	2.1%

We incurred costs for construction work in process that had not been paid at December 31, 2016, 2015 and 2014, of $83.0 million, $115.7 million and $187.2 million, respectively. Such amounts are not included in capital expenditures (less AFUDC and capitalized interest) on the Consolidated Statements of Cash Flows.

Impairment Charges - Due to the continued and greater than expected decline in volumes gathered in the dry natural gas area of the Powder River Basin, we evaluated our long-lived assets and equity investments in this area in 2015 and made the decision to cease operations of our wholly owned coal-bed methane natural gas gathering system in 2016. This resulted in a $63.5 million noncash impairment charge to long-lived assets in 2015 in our Natural Gas Gathering and Processing segment.

In addition, we recorded noncash impairment charges of approximately $20.2 million for previously idled assets in the Natural Gas Gathering and Processing and Natural Gas Liquids segments in 2015, as our expectation for future use of these assets changed.

F.	GOODWILL AND INTANGIBLE ASSETS

Goodwill - The following table sets forth our goodwill, by segment, for the periods indicated:

	December 31, 2016	December 31, 2015
	(Thousands of dollars)
Natural Gas Gathering and Processing	$112,141	$112,141
Natural Gas Liquids	247,566	247,566
Natural Gas Pipelines	129,011	129,011
Total goodwill	$488,718	$488,718

Intangible Assets - Our intangible assets relate primarily to contracts acquired through acquisitions in our Natural Gas Gathering and Processing and Natural Gas Liquids segments, which are being amortized over periods of 20 to 40 years. Amortization expense for intangible assets for 2016, 2015 and 2014 was $11.9 million, $11.9 million and $11.8 million, respectively, and the aggregate amortization expense for each of the next five years is estimated to be approximately $11.9 million. The following table reflects the gross carrying amount and accumulated amortization of intangible assets for the periods presented:

	December 31, 2016	December 31, 2015
	(Thousands of dollars)
Gross intangible assets	$426,068	$426,068
Accumulated amortization	(101,809)	(89,909)
Net intangible assets	$324,259	$336,159

G.	DEBT

The following table sets forth our debt for the periods indicated:

	December 31, 2016	December 31, 2015
	(Thousands of dollars)
ONEOK Partners
Borrowings outstanding under the Partnership Credit Agreement at 1.60% as of December 31, 2015 (a)	$—	$300,000
Commercial paper outstanding, bearing a weighted-average interest rate of 1.27% and 1.23%, respectively	1,110,277	246,340
Senior unsecured obligations:
$650,000 at 3.25% due 2016	—	650,000
$450,000 at 6.15% due 2016	—	450,000
$400,000 at 2.0% due 2017	400,000	400,000
$425,000 at 3.2% due 2018	425,000	425,000
$1,000,000 term loan, variable rate, due 2019	1,000,000	—
$500,000 at 8.625% due 2019	500,000	500,000
$300,000 at 3.8% due 2020	300,000	300,000
$900,000 at 3.375 % due 2022	900,000	900,000
$425,000 at 5.0 % due 2023	425,000	425,000
$500,000 at 4.9 % due 2025	500,000	500,000
$600,000 at 6.65% due 2036	600,000	600,000
$600,000 at 6.85% due 2037	600,000	600,000
$650,000 at 6.125% due 2041	650,000	650,000
$400,000 at 6.2% due 2043	400,000	400,000
Guardian Pipeline
Average 7.88% due 2022	44,257	51,907
Total debt	7,854,534	7,398,247
Unamortized debt issuance costs and discounts	(45,300)	(48,945)
Current maturities of long-term debt	(407,650)	(107,650)
Short-term borrowings (b)	(1,110,277)	(546,340)
Long-term debt	$6,291,307	$6,695,312
(a) - We had $14 million of letters of credit issued at December 31, 2016 and 2015.
(b) - Individual issuances of commercial paper under our $2.4 billion commercial paper program generally mature in 90 days or less. However, these issuances are supported by and reduce the borrowing capacity under our Partnership Credit Agreement.

Partnership Credit Agreement - In January 2016, we extended the term of our Partnership Credit Agreement by one year to January 2020. Our Partnership Credit Agreement is a $2.4 billion revolving credit facility and includes a $100 million sublimit for the issuance of standby letters of credit and a $150 million swingline sublimit. Our Partnership Credit Agreement is available for general partnership purposes and had available capacity of approximately $1.3 billion at December 31, 2016.

Our Partnership Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in our credit rating. Under the terms of the Partnership Credit Agreement, based on our current credit ratings, borrowings, if any, will accrue interest at LIBOR plus 117.5 basis points, and the annual facility fee is 20 basis points. Our Partnership Credit Agreement is guaranteed fully and unconditionally by the Intermediate Partnership. Borrowings under our Partnership Credit Agreement are nonrecourse to ONEOK. Following the completion of the Merger Transaction described in Note B, we and ONEOK expect to enter into a cross guarantee agreement whereby each party to the agreement unconditionally guarantees and becomes liable for the indebtedness of each other party to the agreement.

Our Partnership Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our Partnership Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1. If we consummate one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter in which the acquisition was completed and the two following quarters. If we were to breach certain covenants in our Partnership Credit Agreement, amounts outstanding under our Partnership Credit Agreement, if any, may become due and payable immediately. At December 31, 2016, our ratio of indebtedness to adjusted EBITDA was 4.1 to 1, and we were in compliance with all covenants under our Partnership Credit Agreement.

Senior Unsecured Obligations - All notes are senior unsecured obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness, and are structurally subordinate to any of the existing and future debt and other liabilities of any nonguarantor subsidiaries.

Issuances and maturities - In January 2016, we entered into the $1.0 billion senior unsecured Term Loan Agreement with a syndicate of banks. The Term Loan Agreement matures in January 2019 and bears interest at LIBOR plus 130 basis points based on our current credit ratings. At December 31, 2016, the interest rate was 2.04 percent. The Term Loan Agreement contains an option, which may be exercised up to two times, to extend the term of the loan, in each case, for an additional one-year term, subject to approval of the banks. The Term Loan Agreement allows prepayment of all or any portion outstanding without penalty or premium. During the first quarter 2016, we drew the full $1.0 billion available under the agreement and used the proceeds to repay $650 million of senior notes at maturity, to repay amounts outstanding under our commercial paper program and for general partnership purposes.

We repaid our $450 million, 6.15 percent senior notes at maturity in October 2016, with a combination of cash on hand and short-term borrowings.

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

The aggregate maturities of long-term debt outstanding as of December 31, 2016, for the years 2017 through 2021 are shown below:

	ONEOK Partners	Guardian Pipeline	Total
	(Millions of dollars)
2017	$400.0	$7.7	$407.7
2018	$425.0	$7.7	$432.7
2019	$1,500.0	$7.7	$1,507.7
2020	$300.0	$7.7	$307.7
2021	$—	$7.7	$7.7

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

We may redeem our senior notes due 2019, 2036 and 2037, in whole or in part, at any time prior to their maturity at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium. The redemption price will never be less than 100 percent of the principal amount of the respective note plus accrued and unpaid interest to the redemption date. We may redeem our senior notes due 2017 and our senior notes due 2022 at par starting one month and three months, respectively, before their maturity dates. We may redeem our senior notes due 2041 at a redemption price equal to the principal amount, plus accrued and unpaid interest, starting six months before its maturity date. Prior to that date, we may redeem these notes, in whole or in part, at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium. We may redeem our senior notes due 2018, 2020, 2023, 2025, and 2043 at par, plus accrued and unpaid interest to the redemption date, starting one month, one month, three months, three months, and six months, respectively, before their maturity dates. Prior to these dates, we may redeem these notes, in whole or in part, at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium. The redemption price will never be less than 100 percent of the principal amount of the respective note plus accrued and unpaid interest to the redemption date.

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

Neither we nor ONEOK guarantees the debt or other similar commitments of unaffiliated parties. ONEOK does not guarantee the debt, commercial paper borrowings under the Partnership Credit Agreement or other similar commitments of ONEOK Partners, and ONEOK Partners does not guarantee the debt or other similar commitments of ONEOK. Following the completion of the Merger Transaction, we and ONEOK expect to enter into a cross guarantee agreement whereby each party to the agreement unconditionally guarantees and becomes liable for the indebtedness of each other party to the agreement.

Guardian Pipeline Senior Notes - These senior notes were issued under a master shelf agreement dated November 8, 2001, with certain financial institutions. Principal payments are due quarterly through 2022. Guardian Pipeline’s senior notes contain financial covenants that require the maintenance of certain financial ratios as defined in the master shelf agreement based on Guardian Pipeline’s financial position and results of operations. Upon any breach of these covenants, all amounts outstanding under the master shelf agreement may become due and payable immediately. At December 31, 2016, Guardian Pipeline was in compliance with its financial covenants.

Other - We amortize premiums, discounts and expenses incurred in connection with the issuance of long-term debt consistent with the terms of the respective debt instrument.

H.	EQUITY

ONEOK - ONEOK and its affiliates owned all of the Class B units, 41.3 million common units and the entire 2 percent general partner interest in us, which together constituted a 41.2 percent ownership interest in us at December 31, 2016.

Equity Issuances - We have an “at-the-market” equity program for the offer and sale from time to time of our common units, up to an aggregate amount of $650 million. The program allows us to offer and sell our common units at prices we deem appropriate through a sales agent. Sales of common units are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common units under the program. At December 31, 2016, we had approximately $138 million of registered common units available for issuance through our “at-the-market” equity program.

During the year ended December 31, 2016, we sold no common units through our “at-the-market” equity program.

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

Cash Distributions - The following table sets forth the quarterly cash distribution declared and paid on each of our common and Class B units during the periods indicated:

Declared for Quarter Ending	Distribution Per Unit	Date Declared	Date Paid
December 31, 2016	$0.790	January 18, 2017	February 14, 2017
September 30, 2016	$0.790	October 19, 2016	November 14, 2016
June 30, 2016	$0.790	July 28, 2016	August 14, 2016
March 31, 2016	$0.790	April 21, 2016	May 13, 2016
December 31, 2015	$0.790	January 21, 2016	February 12, 2016
September 30, 2015	$0.790	October 21, 2015	November 13, 2015
June 30, 2015	$0.790	July 23, 2015	August 14, 2015
March 31, 2015	$0.790	April 16, 2015	May 15, 2015
December 31, 2014	$0.790	January 15, 2015	February 13, 2015
September 30, 2014	$0.775	October 23, 2014	November 14, 2014
June 30, 2014	$0.760	July 25, 2014	August 14, 2014
March 31, 2014	$0.745	April 18, 2014	May 15, 2014
December 31, 2013	$0.730	January 16, 2014	February 14, 2014
The following table shows our distributions paid during the periods indicated:

	Years Ended December 31,
	2016	2015	2014
	(Thousands, except per unit amounts)
Distribution per unit	$3.16	$3.16	$3.01

General partner distributions	$26,640	$24,610	$21,044
Incentive distributions	402,152	371,500	304,999
Distributions to general partner	428,792	396,110	326,043
Limited partner distributions to ONEOK	361,292	310,230	279,292
Limited partner distributions to other unitholders	541,919	524,135	446,910
Total distributions paid	$1,332,003	$1,230,475	$1,052,245

Distributions are declared and paid within 45 days of the completion of each quarter. The following table shows our distributions declared for the periods indicated:

	Years Ended December 31,
	2016	2015	2014
	(Thousands, except per unit amounts)
Distribution per unit	$3.16	$3.16	$3.07

General partner distributions	$26,640	$25,356	$22,109
Incentive distributions	402,152	382,759	326,022
Distributions to general partner	428,792	408,115	348,131
Limited partner distributions to ONEOK	361,292	327,250	284,860
Limited partner distributions to other unitholders	541,919	532,405	472,466
Total distributions declared	$1,332,003	$1,267,770	$1,105,457

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

Noncontrolling Interest - In November 2014, we completed the acquisition of an 80 percent interest in the WTLPG. We consolidate WTLPG and record noncontrolling interests in consolidated subsidiaries in our consolidated financial statements to recognize the portion of WTLPG that we do not own.

I.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the balance in accumulated other comprehensive loss for the periods indicated:

	Unrealized Gains (Losses) on Risk- Management Assets/Liabilities	Unrealized Gains (Losses) on Risk- Management Assets/Liabilities of Unconsolidated Affiliates	Accumulated Other Comprehensive Loss
	(Thousands of dollars)
January 1, 2015	$(91,823)	$—	$(91,823)
Other comprehensive income (loss) before reclassifications	47,500	(1,925)	45,575
Amounts reclassified from accumulated other comprehensive loss	(67,034)	—	(67,034)
Other comprehensive income (loss) attributable to ONEOK Partners	(19,534)	(1,925)	(21,459)
December 31, 2015	(111,357)	(1,925)	(113,282)
Other comprehensive income (loss) before reclassifications	(35,752)	(1,838)	(37,590)
Amounts reclassified from accumulated other comprehensive loss	(10,717)	63	(10,654)
Other comprehensive income (loss) attributable to ONEOK Partners	(46,469)	(1,775)	(48,244)
December 31, 2016	$(157,826)	$(3,700)	$(161,526)

The following table sets forth the effect of reclassifications from accumulated other comprehensive loss in our Consolidated Statements of Income for the periods indicated:

Details about Accumulated Other Comprehensive Loss Components	Years Ended December 31,			Affected Line Item in the Consolidated Statements of Income
	2016	2015	2014
	(Thousands of dollars)
Unrealized gains (losses) on risk-management assets/liabilities
Commodity contracts	$26,422	$81,089	$(21,052)	Commodity sales revenues
Interest-rate contracts	(15,705)	(14,055)	(10,601)	Interest expense
	$10,717	$67,034	$(31,653)	Net income attributable to ONEOK Partners

Unrealized Gains (Losses) on Risk-Management Assets/Liabilities of Unconsolidated Affiliates
Interest-rate contracts	$(63)	$—	$—	Equity in net earnings from investments

Total reclassifications for the period attributable to ONEOK Partners	$10,654	$67,034	$(31,653)	Net income attributable to ONEOK Partners

J.	LIMITED PARTNERS’ NET INCOME PER UNIT

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

ONEOK Partners GP owns the entire 2 percent general partnership interest in us, which entitles it to incentive distribution rights that provide for an increasing proportion of cash distributions from the Partnership as the distributions made to limited partners increase above specified levels. For purposes of our calculation of limited partners’ net income per unit, net income attributable to ONEOK Partners, L.P. is allocated to the general partner as follows: (i) an amount based upon the 2 percent general partner interest in net income attributable to ONEOK Partners, L.P.; and (ii) the amount of the general partner’s incentive distribution rights based on the total cash distributions declared for the period. The amount of incentive distributions allocated to our general partner totaled $402.2 million, $382.8 million and $326.0 million for 2016, 2015 and 2014, respectively.

The terms of our Partnership Agreement limit the general partner’s incentive distribution to the amount of available cash calculated for the period. As such, incentive distribution rights are not allocated on undistributed earnings. For additional information regarding our general partner’s incentive distribution rights, see “Partnership Agreement” in Note H.

K.	INCOME TAXES

The following table sets forth our provision for income taxes for the periods indicated:

	Years Ended December 31,
	2016	2015	2014
	(Thousands of dollars)
Current income tax provision
Federal	$—	$—	$59
State	1,830	(621)	1,777
Total current income tax provision	1,830	(621)	1,836
Deferred income tax provision
Federal	8,705	5,413	5,033
State	3,365	(648)	5,799
Total deferred income tax provision	12,070	4,765	10,832
Total provision for income taxes	$13,900	$4,144	$12,668

The following table is a reconciliation of our income tax provision for the periods indicated:

	Years Ended December 31,
	2016	2015	2014
	(Thousands of dollars)
Income before income taxes	$1,086,164	$602,016	$924,003
Less: Net income attributable to noncontrolling interests	5,497	8,330	1,037
Income attributable to ONEOK Partners, L.P. before income taxes	1,080,667	593,686	922,966
Federal statutory income tax rate	35.0%	35.0%	35.0%
Provision for federal income taxes	378,233	207,790	323,038
Partnership earnings not subject to tax	(370,059)	(202,143)	(318,021)
State income taxes, net of federal benefit	5,067	(2,078)	7,576
State deferred tax rate change, net of valuation allowance	128	810	—
Other, net	531	(235)	75
Income tax provision	$13,900	$4,144	$12,668

The following table sets forth the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities for the periods indicated:

	Years Ended December 31,
	2016	2015
	(Thousands of dollars)
Deferred tax assets
Federal and state net operating loss	$8,293	$4,224
Other	4	7
Total deferred tax assets	8,297	4,231
Deferred tax liabilities
Excess of tax over book depreciation	83,731	67,265
Regulatory assets	33	49
Total deferred tax liabilities	83,764	67,314
Net deferred tax liabilities	$75,467	$63,083

L.	UNCONSOLIDATED AFFILIATES

Investments in Unconsolidated Affiliates - The following table sets forth our investments in unconsolidated affiliates for the periods indicated:

	Net Ownership Interest	December 31, 2016	December 31, 2015
		(Thousands of dollars)
Northern Border Pipeline	50%	$328,456	$363,231
Overland Pass Pipeline Company	50%	444,138	459,354
Other	Various	186,213	125,636
Investments in unconsolidated affiliates (a)		$958,807	$948,221
(a) - Equity-method goodwill (Note A) was $40.1 million at December 31, 2016 and 2015, respectively.

Equity in Net Earnings from Investments and Impairments - The following table sets forth our equity in net earnings from investments for the periods indicated:

	Years Ended December 31,
	2016	2015	2014
	(Thousands of dollars)
Northern Border Pipeline	$69,990	$66,941	$69,819
Overland Pass Pipeline Company	53,984	37,783	25,906
Other	15,716	20,576	21,690
Equity in net earnings from investments	$139,690	$125,300	$117,415
Impairment of equity investments	$—	$(180,583)	$(76,412)

Unconsolidated Affiliates Financial Information - The following tables set forth summarized combined financial information of our unconsolidated affiliates for the periods indicated:

	December 31, 2016	December 31, 2015
	(Thousands of dollars)
Balance Sheet
Current assets	$143,317	$149,439
Property, plant and equipment, net	$2,579,607	$2,556,559
Other noncurrent assets	$20,784	$23,722
Current liabilities	$77,388	$211,037
Long-term debt	$649,539	$425,521
Other noncurrent liabilities	$69,265	$69,356
Accumulated other comprehensive loss	$(7,450)	$(5,669)
Owners’ equity	$1,954,966	$2,029,475

	Years Ended December 31,
	2016	2015	2014
	(Thousands of dollars)
Income Statement
Operating revenues	$578,542	$524,496	$548,491
Operating expenses (a)	$260,753	$304,930	$309,990
Net income (a)	$293,921	$200,064	$214,410

Distributions paid to us	$196,717	$155,918	$139,019
(a) Includes long-lived asset impairment charges in 2015 and 2014.

We incurred expenses in transactions with unconsolidated affiliates of $140.3 million, $104.7 million and $62.0 million for 2016, 2015 and 2014, respectively, primarily related to Overland Pass Pipeline Company and Northern Border Pipeline. Accounts payable to our equity-method investees at December 31, 2016 and 2015, was $11.1 million and $8.0 million, respectively.

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

Roadrunner Gas Transmission - In March 2015, we entered into a 50-50 joint venture with a subsidiary of Fermaca, a Mexico City-based natural gas infrastructure company, to construct the Roadrunner pipeline to transport natural gas from the Permian Basin in West Texas to the Mexican border near El Paso, Texas. We contributed approximately $65 million and $30 million to Roadrunner in 2016 and 2015, respectively.

The Roadrunner limited liability agreement provides that distributions to members are made on a pro rata basis according to each member’s ownership interest. The Roadrunner Management Committee determines the amount and timing of such distributions. Cash distributions are equal to 100 percent of available cash, as defined in the limited liability company agreement.

Impairment Charges - Due to the continued and greater than expected decline in volumes gathered in the dry natural gas area of the Powder River Basin, we evaluated our long-lived assets and equity investments in this area in 2015 and made the decision to cease operations of our wholly owned coal-bed methane natural gas gathering system in 2016. Bighorn Gas Gathering, in which we own a 49 percent equity interest, and Fort Union Gas Gathering, in which we own a 37 percent equity interest, are both partially supplied with volumes from our wholly owned coal-bed methane natural gas gathering system. We own a 35 percent equity interest in Lost Creek Gathering Company, which also is located in a dry natural gas area. We reviewed our Bighorn Gas Gathering, Fort Union Gas Gathering and Lost Creek Gathering Company equity investments and recorded noncash impairment charges of $180.6 million in 2015. The remaining net book value of our equity investments in this dry natural gas area is $31.1 million as of December 31, 2016.

In 2014, Bighorn Gas Gathering recorded an impairment of its underlying assets when the operator determined that the volume decline would be sustained for the foreseeable future. As a result, we reviewed our equity investment in Bighorn Gas Gathering for impairment and recorded noncash impairment charges of $76.4 million in 2014.

M.	RELATED-PARTY TRANSACTIONS

On January 31, 2017, we and ONEOK entered into the Merger Agreement in which ONEOK will acquire all of our outstanding common units representing limited partner interests in us not already directly or indirectly owned by ONEOK. For additional information on this transaction, see Note B.

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

Commodity sales and services revenues for transactions with ONE Gas prior to its separation from ONEOK on January 31, 2014, are reflected as affiliate transactions. Transactions with ONE Gas that occurred after the separation are reflected as unaffiliated, third-party transactions.

On March 31, 2014, ONEOK completed the wind down of ONEOK Energy Services Company, a subsidiary of ONEOK. For the first quarter 2014, we had transactions with ONEOK Energy Services Company, which are reflected as affiliate transactions.

The following table sets forth the transactions with related parties for the periods indicated:

	Years Ended December 31,
	2016	2015	2014
	(Thousands of dollars)
Revenues	$—	$—	$53,526

Expenses
Cost of sales and fuel	$—	$—	$10,835
Operating expenses	388,142	368,346	330,541
Total expenses	$388,142	$368,346	$341,376

ONEOK Partners GP made additional general partner contributions to us of approximately $21.0 million and $23.2 million in 2015 and 2014, respectively, to maintain its 2 percent general partner interest in connection with the issuances of common units. See Note H for additional information about cash distributions paid to ONEOK for its general partner and limited partner interests.

We have an operating agreement with Roadrunner that provides for reimbursement or payment to us for management services and certain operating costs. Charges to Roadrunner included in operating income in our Consolidated Statements of Income for 2016 and 2015 were $7.7 million and $5.4 million, respectively.

N.	COMMITMENTS AND CONTINGENCIES

Commitments - Operating leases represent future minimum lease payments under noncancelable leases covering office space and pipeline equipment. Rental expense in 2016, 2015 and 2014 was not material. We have no material operating leases. Firm transportation and storage contracts are fixed-price contracts that provide us with firm transportation and storage capacity. The following table sets forth our firm transportation and storage contract payments for our continuing operations for the periods indicated:

Firm Transportation and Storage Contracts
(Millions of dollars)
2017	$51.5
2018	43.0
2019	37.5
2020	37.1
2021	23.0
Thereafter	35.0
Total	$227.1

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

O.	ACQUISITIONS

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

Revenues and earnings related to West Texas LPG have been included within the Consolidated Statements of Income since the acquisition date. Supplemental pro forma revenue and earnings reflecting this acquisition as if it had occurred as of January 1, 2014, are not materially different from the information presented in the accompanying Consolidated Statements of Income and are, therefore, not presented.

The limited partnership agreement of WTLPG provides that cash distributions to the partners are to be made on a pro rata basis according to each partner’s ownership interest. Cash distributions are equal to 100 percent of distributable cash as defined in the limited partnership agreement of WTLPG. Any changes to, or suspension of, the cash distributions from WTLPG requires the approval of a minimum of 90 percent of the ownership interest and a minimum of two general partners of WTLPG.

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

Accounting Policies - The accounting policies of the segments are described in Note A. Our chief operating decision-maker reviews the financial performance of each of our three segments, as well as the financial performance of the Partnership as a whole, on a regular basis. Beginning in 2016, adjusted EBITDA by segment is utilized in this evaluation. We believe this financial measure is useful to investors because it and similar measures are used by many companies in our industry as a measurement of financial performance and are commonly employed by financial analysts and others to evaluate our financial performance and to compare financial performance among companies in our industry. Adjusted EBITDA for each segment is defined as net income adjusted for interest expense, depreciation and amortization, noncash impairment charges, income taxes, allowance for equity funds used during construction and other noncash items. This calculation may not be comparable with similarly titled measures of other companies. Prior period segment disclosures have been recast to reflect this change.

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

For each of the years ended December 31, 2016, 2015 and 2014, we had no single customer from which we received 10 percent or more of our consolidated revenues.

See Note M for additional information about our sales to affiliated customers.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Year Ended December 31, 2016	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total Segments
	(Thousands of dollars)
Sales to unaffiliated customers	$1,375,738	$7,168,983	$373,738	$8,918,459
Intersegment revenues	675,839	506,671	5,623	1,188,133
Total revenues	2,051,577	7,675,654	379,361	10,106,592
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	(1,331,542)	(6,321,377)	(30,561)	(7,683,480)
Operating costs	(285,599)	(327,597)	(115,628)	(728,824)
Equity in net earnings from investments	10,742	54,513	74,435	139,690
Other	1,600	(1,574)	5,530	5,556
Segment adjusted EBITDA	$446,778	$1,079,619	$313,137	$1,839,534

Depreciation and amortization	$(178,548)	$(163,303)	$(46,718)	$(388,569)
Total assets	$5,320,666	$8,347,961	$1,946,318	$15,614,945
Capital expenditures	$410,485	$105,861	$96,274	$612,620
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $1.2 billion, of which $992.8 million related to sales within the segment, cost of sales and fuel of $458.7 million and operating income of $467.9 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $238.7 million, cost of sales and fuel of $30.0 million and operating income of $100.8 million.

Year Ended December 31, 2016	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
Sales to unaffiliated customers	$8,918,459	$—	$8,918,459
Intersegment revenues	1,188,133	(1,188,133)	—
Total revenues	$10,106,592	$(1,188,133)	$8,918,459

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(7,683,480)	$1,187,356	$(6,496,124)
Operating costs	$(728,824)	$1,266	$(727,558)
Depreciation and amortization	$(388,569)	$—	$(388,569)
Equity in net earnings from investments	$139,690	$—	$139,690
Total assets	$15,614,945	$(145,598)	$15,469,347
Capital expenditures	$612,620	$9,102	$621,722

Year Ended December 31, 2015	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total Segments
	(Thousands of dollars)
Sales to unaffiliated customers	$1,187,390	$6,248,002	$325,676	$7,761,068
Intersegment revenues	649,726	331,697	6,771	988,194
Total revenues	1,837,116	6,579,699	332,447	8,749,262
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	(1,265,617)	(5,328,256)	(34,481)	(6,628,354)
Operating costs	(272,418)	(314,505)	(105,720)	(692,643)
Equity in net earnings from investments	17,863	38,696	68,741	125,300
Other	1,610	(3,342)	13,993	12,261
Segment adjusted EBITDA	$318,554	$972,292	$274,980	$1,565,826

Depreciation and amortization	$(150,008)	$(158,709)	$(43,479)	$(352,196)
Impairment of long-lived assets	$(73,681)	$(9,992)	$—	$(83,673)
Impairment of equity investments	$(180,583)	$—	$—	$(180,583)
Total assets	$5,123,450	$8,017,799	$1,851,857	$14,993,106
Capital expenditures	$887,938	$226,135	$58,215	$1,172,288
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

Year Ended December 31, 2015	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
Sales to unaffiliated customers	$7,761,068	$—	$7,761,068
Intersegment revenues	988,194	(988,194)	—
Total revenues	$8,749,262	$(988,194)	$7,761,068

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(6,628,354)	$987,302	$(5,641,052)
Operating costs	$(692,643)	$467	$(692,176)
Depreciation and amortization	$(352,196)	$—	$(352,196)
Impairment of long-lived assets	$(83,673)	$—	$(83,673)
Impairment of equity investments	$(180,583)	$—	$(180,583)
Equity in net earnings from investments	$125,300	$—	$125,300
Total assets	$14,993,106	$(65,520)	$14,927,586
Capital expenditures	$1,172,288	$13,835	$1,186,123

Year Ended December 31, 2014	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total Segments
	(Thousands of dollars)
Sales to unaffiliated customers	$1,478,729	$10,329,609	$329,801	$12,138,139
Sales to affiliated customers	41,214	—	12,312	53,526
Intersegment revenues	1,447,665	215,772	8,343	1,671,780
Total revenues	2,967,608	10,545,381	350,456	13,863,445
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	(2,305,723)	(9,435,296)	(21,935)	(11,762,954)
Operating costs	(257,658)	(296,402)	(111,037)	(665,097)
Equity in net earnings from investments	20,271	27,326	69,818	117,415
Other	672	(87)	6,900	7,485
Segment adjusted EBITDA	$425,170	$840,922	$294,202	$1,560,294

Depreciation and amortization	$(123,847)	$(124,071)	$(43,318)	$(291,236)
Impairment of equity investments	$(76,412)	$—	$—	$(76,412)
Total assets	$4,911,283	$8,143,575	$1,835,884	$14,890,742
Capital expenditures	$898,896	$798,048	$42,991	$1,739,935
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

Year Ended December 31, 2014	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
Sales to unaffiliated customers	$12,138,139	$—	$12,138,139
Sales to affiliated customers	53,526	—	53,526
Intersegment revenues	1,671,780	(1,671,780)	—
Total revenues	$13,863,445	$(1,671,780)	$12,191,665

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(11,762,954)	$1,674,406	$(10,088,548)
Operating costs	$(665,097)	$(4,560)	$(669,657)
Depreciation and amortization	$(291,236)	$—	$(291,236)
Impairment of equity investments	$(76,412)	$—	$(76,412)
Equity in net earnings from investments	$117,415	$—	$117,415
Total assets	$14,890,742	$(290,342)	$14,600,400
Capital expenditures	$1,739,935	$6,055	$1,745,990

	Years Ended December 31,
(Unaudited)	2016	2015	2014
Reconciliation of net income to total segment adjusted EBITDA	(Thousands of dollars)
Net income	$1,072,264	$597,872	$911,335
Add:
Interest expense, net of capitalized interest	366,789	338,911	281,908
Depreciation and amortization	388,569	352,196	291,236
Income taxes	13,900	4,144	12,668
Impairment charges	—	264,256	76,412
Allowance for equity funds used during construction and other	(1,988)	8,447	(13,265)
Total segment adjusted EBITDA	$1,839,534	$1,565,826	$1,560,294

Q.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Year Ended December 31, 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Thousands of dollars, except per unit amounts)
Revenues	$1,773,945	$2,133,594	$2,357,391	$2,653,529
Net income	$256,286	$261,964	$275,411	$278,603
Net income attributable to ONEOK Partners, L.P.	$253,517	$261,468	$274,308	$277,474
Limited partners’ per unit net income	$0.52	$0.54	$0.59	$0.60

Year Ended December 31, 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Thousands of dollars, except per unit amounts)
Revenues	$1,804,759	$2,127,507	$1,898,418	$1,930,384
Net income	$147,032	$211,610	$229,665	$9,565
Net income attributable to ONEOK Partners, L.P.	$145,594	$209,770	$226,961	$7,217
Limited partners’ per unit net income (loss)	$0.21	$0.44	$0.45	$(0.33)

The fourth quarter 2015 includes noncash impairment charges of $264.3 million related to long-lived assets and equity investments.

R.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Condensed Consolidating Statements of Income

	Year Ended December 31, 2016
	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$6,858.5	$—	$6,858.5
Services	—	—	2,060.0	—	2,060.0
Total revenues	—	—	8,918.5	—	8,918.5
Cost of sales and fuel (exclusive of items shown separately below)	—	—	6,496.1	—	6,496.1
Operating expenses	—	—	1,116.2	—	1,116.2
(Gain) loss on sale of assets	—	—	(9.9)	—	(9.9)
Operating income	—	—	1,316.1	—	1,316.1
Equity in net earnings from investments	1,066.8	1,066.8	69.7	(2,063.6)	139.7
Other income (expense), net	373.5	373.5	(2.8)	(747.0)	(2.8)
Interest expense	(373.5)	(373.5)	(366.8)	747.0	(366.8)
Income before income taxes	1,066.8	1,066.8	1,016.2	(2,063.6)	1,086.2
Income taxes	—	—	(13.9)	—	(13.9)
Net income	1,066.8	1,066.8	1,002.3	(2,063.6)	1,072.3
Less: Net income attributable to noncontrolling interests	—	—	5.5	—	5.5
Net income attributable to ONEOK Partners, L.P.	$1,066.8	$1,066.8	$996.8	$(2,063.6)	$1,066.8

	Year Ended December 31, 2015
	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$6,098.3	$—	$6,098.3
Services	—	—	1,662.8	—	1,662.8
Total revenues	—	—	7,761.1	—	7,761.1
Cost of sales and fuel (exclusive of items shown separately below)	—	—	5,641.1	—	5,641.1
Impairment of long-lived assets	—	—	83.7	—	83.7
Operating expenses	—	—	1,044.3	—	1,044.3
(Gain) loss on sale of assets	—	—	(6.1)	—	(6.1)
Operating income	—	—	998.1	—	998.1
Equity in net earnings from investments	589.5	589.5	58.4	(1,112.1)	125.3
Impairment of equity investments	—	—	(180.6)	—	(180.6)
Other income (expense), net	371.0	371.0	(1.9)	(742.0)	(1.9)
Interest expense	(371.0)	(371.0)	(338.9)	742.0	(338.9)
Income before income taxes	589.5	589.5	535.1	(1,112.1)	602.0
Income taxes	—	—	(4.1)	—	(4.1)
Net income	589.5	589.5	531.0	(1,112.1)	597.9
Less: Net income attributable to noncontrolling interests	—	—	8.4	—	8.4
Net income attributable to ONEOK Partners, L.P.	$589.5	$589.5	$522.6	$(1,112.1)	$589.5

	Year Ended December 31, 2014
	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$10,725.0	$—	$10,725.0
Services	—	—	1,466.7	—	1,466.7
Total revenues	—	—	12,191.7	—	12,191.7
Cost of sales and fuel (exclusive of items shown separately below)	—	—	10,088.6	—	10,088.6
Operating expenses	—	—	960.9	—	960.9
(Gain) loss on sale of assets	—	—	(6.6)	—	(6.6)
Operating income	—	—	1,148.8	—	1,148.8
Equity in net earnings from investments	910.3	910.3	47.6	(1,750.8)	117.4
Impairment of equity investments	—	—	(76.4)	—	(76.4)
Other income (expense), net	331.7	331.7	16.1	(663.4)	16.1
Interest expense,net	(331.7)	(331.7)	(281.9)	663.4	(281.9)
Income before income taxes	910.3	910.3	854.2	(1,750.8)	924.0
Income taxes	—	—	(12.7)	—	(12.7)
Net income	910.3	910.3	841.5	(1,750.8)	911.3
Less: Net income attributable to noncontrolling interests	—	—	1.0	—	1.0
Net income attributable to ONEOK Partners, L.P.	$910.3	$910.3	$840.5	$(1,750.8)	$910.3

Condensed Consolidating Statements of Comprehensive Income

	Year Ended December 31, 2016
	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$1,066.8	$1,066.8	$1,002.3	$(2,063.6)	$1,072.3
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	(35.8)	(78.5)	(78.5)	157.0	(35.8)
Realized (gains) losses on derivatives recognized in net income	(10.7)	(26.4)	(26.4)	52.8	(10.7)
Other comprehensive income (loss) on investments in unconsolidated affiliates	(1.8)	(1.8)	(1.8)	3.6	(1.8)
Total other comprehensive income (loss)	(48.3)	(106.7)	(106.7)	213.4	(48.3)
Comprehensive income	1,018.5	960.1	895.6	(1,850.2)	1,024.0
Less: Comprehensive income attributable to noncontrolling interests	—	—	5.5	—	5.5
Comprehensive income attributable to ONEOK Partners, L.P.	$1,018.5	$960.1	$890.1	$(1,850.2)	$1,018.5

	Year Ended December 31, 2015
	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$589.5	$589.5	$531.0	$(1,112.1)	$597.9
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	47.5	70.1	70.1	(140.2)	47.5
Realized (gains) losses on derivatives recognized in net income	(67.0)	(81.1)	(81.1)	162.2	(67.0)
Other comprehensive income (loss) on investments in unconsolidated affiliates	(1.9)	(1.9)	(1.9)	3.8	(1.9)
Total other comprehensive income (loss)	(21.4)	(12.9)	(12.9)	25.8	(21.4)
Comprehensive income	568.1	576.6	518.1	(1,086.3)	576.5
Less: Comprehensive income attributable to noncontrolling interests	—	—	8.4	—	8.4
Comprehensive income attributable to ONEOK Partners, L.P.	$568.1	$576.6	$509.7	$(1,086.3)	$568.1

	Year Ended December 31, 2014
	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$910.3	$910.3	$841.5	$(1,750.8)	$911.3
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	(64.6)	32.4	32.4	(64.8)	(64.6)
Realized (gains) losses on derivatives recognized in net income	31.6	21.1	21.1	(42.2)	31.6
Total other comprehensive income (loss)	(33.0)	53.5	53.5	(107.0)	(33.0)
Comprehensive income	877.3	963.8	895.0	(1,857.8)	878.3
Less: Comprehensive income attributable to noncontrolling interests	—	—	1.0	—	1.0
Comprehensive income attributable to ONEOK Partners, L.P.	$877.3	$963.8	$894.0	$(1,857.8)	$877.3

Condensed Consolidating Balance Sheets

	December 31, 2016
	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$—	$0.4	$—	$—	$0.4
Accounts receivable, net	—	—	872.3	—	872.3
Affiliate receivables	—	—	1.0	—	1.0
Natural gas and natural gas liquids in storage	—	—	140.0	—	140.0
Materials and supplies	—	—	60.9	—	60.9
Other current assets	—	—	99.6	—	99.6
Total current assets	—	0.4	1,173.8	—	1,174.2

Property, plant and equipment
Property, plant and equipment	—	—	14,854.7	—	14,854.7
Accumulated depreciation and amortization	—	—	2,392.0	—	2,392.0
Net property, plant and equipment	—	—	12,462.7	—	12,462.7

Investments and other assets
Intercompany notes receivable	10,615.0	7,031.3	—	(17,646.3)	—
Other assets	3,269.6	6,805.4	1,457.2	(9,699.8)	1,832.4
Total investments and other assets	13,884.6	13,836.7	1,457.2	(27,346.1)	1,832.4
Total assets	$13,884.6	$13,837.1	$15,093.7	$(27,346.1)	$15,469.3

Liabilities and equity
Current liabilities
Current maturities of long-term debt	$400.0	$—	$7.7	$—	$407.7
Short-term borrowings	1,110.3	—	—	—	1,110.3
Accounts payable	—	—	862.4	—	862.4
Affiliate payables	—	—	68.2	—	68.2
Other current liabilities	99.9	—	275.9	—	375.8
Total current liabilities	1,610.2	—	1,214.2	—	2,824.4

Intercompany debt	—	10,615.0	7,031.3	(17,646.3)	—

Long-term debt, excluding current maturities	6,254.7	—	36.6	—	6,291.3

Deferred credits and other liabilities	—	—	175.8	—	175.8

Commitments and contingencies

Equity
Equity excluding noncontrolling interests in consolidated subsidiaries	6,019.7	3,222.1	6,477.7	(9,699.8)	6,019.7
Noncontrolling interests in consolidated subsidiaries	—	—	158.1	—	158.1
Total equity	6,019.7	3,222.1	6,635.8	(9,699.8)	6,177.8
Total liabilities and equity	$13,884.6	$13,837.1	$15,093.7	$(27,346.1)	$15,469.3

	December 31, 2015
	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$—	$5.1	$—	$—	$5.1
Accounts receivable, net	—	—	593.4	—	593.4
Affiliate receivables	—	—	8.0	—	8.0
Natural gas and natural gas liquids in storage	—	—	128.1	—	128.1
Materials and supplies	—	—	76.7	—	76.7
Other current assets	4.1	—	67.8	—	71.9
Total current assets	4.1	5.1	874.0	—	883.2

Property, plant and equipment
Property, plant and equipment	—	—	14,307.5	—	14,307.5
Accumulated depreciation and amortization	—	—	2,050.7	—	2,050.7
Net property, plant and equipment	—	—	12,256.8	—	12,256.8

Investments and other assets
Intercompany notes receivable	10,144.9	7,781.8	—	(17,926.7)	—
Other assets	3,594.0	5,952.0	1,425.2	(9,183.6)	1,787.6
Total investments and other assets	13,738.9	13,733.8	1,425.2	(27,110.3)	1,787.6
Total assets	$13,743.0	$13,738.9	$14,556.0	$(27,110.3)	$14,927.6

Liabilities and equity
Current liabilities
Current maturities of long-term debt	$100.0	$—	$7.7	$—	$107.7
Short-term borrowings	546.3	—	—	—	546.3
Accounts payable	—	—	605.4	—	605.4
Affiliate payables	—	—	27.1	—	27.1
Other current liabilities	112.5	—	181.4	—	293.9
Total current liabilities	758.8	—	821.6	—	1,580.4

Intercompany debt	—	10,144.9	7,781.8	(17,926.7)	—

Long-term debt, excluding current maturities	6,651.0	—	44.3	—	6,695.3

Deferred credits and other liabilities	—	—	154.6	—	154.6

Commitments and contingencies

Equity
Equity excluding noncontrolling interests in consolidated subsidiaries	6,333.2	3,594.0	5,589.6	(9,183.6)	6,333.2
Noncontrolling interests in consolidated subsidiaries	—	—	164.1	—	164.1
Total equity	6,333.2	3,594.0	5,753.7	(9,183.6)	6,497.3
Total liabilities and equity	$13,743.0	$13,738.9	$14,556.0	$(27,110.3)	$14,927.6

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2016
	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Operating activities
Cash provided by operating activities	$1,334.5	$70.0	$1,414.3	$(1,332.0)	$1,486.8
Investing activities
Capital expenditures	—	—	(621.7)	—	(621.7)
Other investing activities	—	34.9	(25.8)	—	9.1
Cash provided by (used in) investing activities	—	34.9	(647.5)	—	(612.6)
Financing activities
Cash distributions:
General and limited partners	(1,332.0)	(1,332.0)	—	1,332.0	(1,332.0)
Noncontrolling interests	—	—	(7.5)	—	(7.5)
Intercompany borrowings (advances), net	(470.8)	1,222.4	(751.6)	—	—
Borrowing (repayment) of short-term borrowings, net	563.9	—	—	—	563.9
Issuance of long-term debt, net of discounts	1,000.0	—	—	—	1,000.0
Debt financing costs	(2.8)	—	—	—	(2.8)
Repayment of long-term debt	(1,100.0)	—	(7.7)	—	(1,107.7)
Other	7.2	—	—	—	7.2
Cash provided by (used in) financing activities	(1,334.5)	(109.6)	(766.8)	1,332.0	(878.9)
Change in cash and cash equivalents	—	(4.7)	—	—	(4.7)
Cash and cash equivalents at beginning of period	—	5.1	—	—	5.1
Cash and cash equivalents at end of period	$—	$0.4	$—	$—	$0.4

	Year Ended December 31, 2015
	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Operating activities
Cash provided by operating activities	$1,196.7	$66.9	$1,038.9	$(1,230.5)	$1,072.0
Investing activities
Capital expenditures	—	—	(1,186.1)	—	(1,186.1)
Other investing activities	—	24.1	(26.5)	—	(2.4)
Cash provided by (used in) investing activities	—	24.1	(1,212.6)	—	(1,188.5)
Financing activities
Cash distributions:
General and limited partners	(1,230.5)	(1,230.5)	—	1,230.5	(1,230.5)
Noncontrolling interests	—	—	(11.7)	—	(11.7)
Intercompany borrowings (advances), net	(1,295.1)	1,102.1	193.0	—	—
Borrowing (repayment) of short-term borrowings, net	(509.0)	—	—	—	(509.0)
Issuance of long-term debt, net of discounts	798.9	—	—	—	798.9
Debt financing costs	(7.7)	—	—	—	(7.7)
Repayment of long-term debt	—	—	(7.6)	—	(7.6)
Issuance of common units, net of issuance costs	1,025.7	—	—	—	1,025.7
Contribution from general partner	21.0	—	—	—	21.0
Cash provided by (used in) financing activities	(1,196.7)	(128.4)	173.7	1,230.5	79.1
Change in cash and cash equivalents	—	(37.4)	—	—	(37.4)
Cash and cash equivalents at beginning of period	—	42.5	—	—	42.5
Cash and cash equivalents at end of period	$—	$5.1	$—	$—	$5.1

	Year Ended December 31, 2014
	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Operating activities
Cash provided by operating activities	$1,155.7	$69.8	$1,136.5	$(1,052.2)	$1,309.8
Investing activities
Capital expenditures	—	—	(1,746.0)	—	(1,746.0)
Other investing activities	—	17.7	(804.7)	—	(787.0)
Cash provided by (used in) investing activities	—	17.7	(2,550.7)	—	(2,533.0)
Financing activities
Cash distributions:
General and limited partners	(1,052.2)	(1,052.2)	—	1,052.2	(1,052.2)
Noncontrolling interests	—	—	(0.6)	—	(0.6)
Intercompany borrowings (advances), net	(2,295.2)	872.7	1,422.5	—	—
Borrowing (repayment) of short-term borrowings, net	1,055.3	—	—	—	1,055.3
Repayment of long-term debt	—	—	(7.7)	—	(7.7)
Issuance of common units, net of issuance costs	1,113.1	—	—	—	1,113.1
Contribution from general partner	23.3	—	—	—	23.3
Cash provided by (used in) financing activities	(1,155.7)	(179.5)	1,414.2	1,052.2	1,131.2
Change in cash and cash equivalents	—	(92.0)	—	—	(92.0)
Cash and cash equivalents at beginning of period	—	134.5	—	—	134.5
Cash and cash equivalents at end of period	$—	$42.5	$—	$—	$42.5

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that is included herein (Item 8).

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors of our General Partner

We are managed under the direction of the Board of Directors of our sole general partner, ONEOK Partners GP, which consists of eight members appointed by ONEOK, the parent corporation of our general partner. We refer to the Board of Directors of ONEOK Partners GP as our Board of Directors. Because the members of our Board of Directors are not elected by unitholders, we do not have a procedure by which unit holders may recommend nominees to our Board of Directors.

Because we are a limited partnership and meet the definition of a “controlled company” under the listing standards of the NYSE, certain listing standards of the NYSE are not applicable to us. Accordingly, Section 303A.01 of the NYSE Listed Company Manual, which would require that the Board of Directors of our general partner be comprised of a majority of independent directors, and Sections 303A.04 and 303A.05 of the NYSE Listed Company Manual, which would require that the Board of Directors of our general partner maintain a nominating committee and a compensation committee, each consisting entirely of independent directors, are not applicable to us. However, our Board of Directors has affirmatively determined that the following six of the eight members of our Board of Directors, Julie H. Edwards, Steven J. Malcolm, Jim W. Mogg, Gary N. Petersen, Craig F. Strehl and Michael G. Hutchinson, have no material relationship with us and are “independent” under our Governance Guidelines and the listing standards of the NYSE.

In evaluating candidates for appointment to our Board of Directors, ONEOK considers factors that are in the best interests of the Partnership and its unitholders, including the knowledge, experience, integrity and judgment of each candidate; the potential contribution of each candidate to the diversity of backgrounds, experience and competencies that ONEOK desires to have represented on the Board; each candidate’s ability to devote sufficient time and effort to his or her duties as a director; and any core competencies or technical expertise necessary for the Board and necessary to staff Board committees. In addition, ONEOK assesses whether a candidate possesses the integrity, judgment, knowledge, experience, skills and expertise that are likely to enhance the Board’s ability to manage and direct the affairs and business of the Partnership.

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

Our Board of Directors is led by John W. Gibson, the Chairman of the Board. In addition, our Audit Committee and Conflicts Committee are each led by an independent chair and vice chair. We do not have a lead independent director. The Board believes this leadership structure enables our Board to take advantage of the leadership skills of both Mr. Gibson and the chairs and vice chairs of our Audit and Conflicts Committees, and provides a structure for strong, independent oversight of our management.

The Audit Committee

Our Board of Directors has appointed an Audit Committee consisting of the six members of our Board of Directors who are independent under our Governance Guidelines and the listing standards of the NYSE. Our guidelines for determining the independence of members of the Audit Committee are included in our Governance Guidelines and provide that members of the Audit Committee shall at all times qualify as independent under the listing standards of the NYSE and the applicable rules of the SEC and other applicable laws. At least annually, the Board of Directors reviews the relationships of each Audit Committee member with us to affirmatively determine the independence of each member. In February 2017, our Board of Directors affirmatively determined that Ms. Edwards and Messrs. Hutchinson, Malcolm, Mogg, Petersen, and Strehl meet the standards for independence set forth in our Governance Guidelines and are independent.

Our Board of Directors annually reviews the financial expertise of the members of our Audit Committee. In February 2017, our Board of Directors determined that Ms. Edwards and Messrs. Hutchinson, Malcolm, Mogg, Petersen, and Strehl are each “audit committee financial experts,” as defined by the rules of the SEC.

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

Risk Oversight

We engage in an annual, comprehensive enterprise risk-management (ERM) process to aggregate, monitor, measure and manage risk. Our ERM approach is designed to enable our Board of Directors to establish a mutual understanding with management of the effectiveness of our risk-management practices and capabilities, to review our risk exposure and to elevate certain key risks for discussion at the Board level. Our ERM program is overseen by our Chief Financial Officer. Management and our Board of Directors believe that risk management is an integral part of our annual strategic planning process, which addresses, among other things, the risks and opportunities facing our company.

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

Our Board of Directors implements its risk oversight responsibilities by having management provide periodic briefings and informational sessions on the significant voluntary and involuntary risks that the Partnership faces and how the Partnership is seeking to control and mitigate these risks if and when appropriate. In some cases, as with risks relating to significant acquisitions, risk oversight is addressed as part of the full Board’s engagement with the Chief Executive Officer and management.

Our Board of Directors annually reviews a management assessment of the various operational and regulatory risks facing the Partnership, their relative magnitude and management’s plan for mitigating these risks.

We also maintain a Risk Oversight and Strategy Committee, which is established by and comprises our senior management. This committee is responsible for ensuring that exposure to commodity, currency and interest-rate risk, as well as marketing, trading and hedging practices, are monitored within the framework established by our policies. The committee also is responsible for ensuring that marketing and hedging strategies are developed and implemented to mitigate or manage those risks within acceptable risk thresholds.

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

Name	Age	Position
John W. Gibson	64	Chairman of the Board
Terry K. Spencer	57	President, Chief Executive Officer and Member, Board of Directors
Derek S. Reiners	45	Senior Vice President, Chief Financial Officer and Treasurer
Robert F. Martinovich	59	Executive Vice President and Chief Administrative Officer
Walter S. Hulse III	53	Executive Vice President, Strategic Planning and Corporate Affairs
Stephen W. Lake	53	Senior Vice President, General Counsel and Assistant Secretary
Wesley J. Christensen	63	Senior Vice President, Operations
Sheppard F. Miers III	48	Vice President and Chief Accounting Officer
Julie H. Edwards	58	Member, Board of Directors and Audit Committee
Michael G. Hutchinson	61	Member, Board of Directors and Vice Chairman, Audit and Conflicts Committees
Steven J. Malcolm	68	Member, Board of Directors and Audit Committee
Jim W. Mogg	68	Member, Board of Directors and Audit Committee
Gary N. Petersen	65	Member, Board of Directors, Audit and Conflicts Committees
Craig F. Strehl	59	Member, Board of Directors and Chairman, Audit and Conflicts Committees

John W. Gibson is nonexecutive Chairman of the Board of ONEOK Partners GP and ONEOK. He served as our Chairman of the Board and Chief Executive Officer from 2007 until January 31, 2014, and also served as President from 2010 through 2011. From 2007 until January 31, 2014, he served as the Chief Executive Officer of ONEOK and was appointed Chairman of the ONEOK Board in May 2011. He also served as the President of ONEOK from 2010 through 2011. From 2005 until May 2006, he was President of ONEOK Energy Companies, which included ONEOK’s gathering and processing, natural gas liquids, pipelines, and storage and energy services business segments. Prior to that, he was ONEOK’s President, Energy, from May 2000 to 2005. Mr. Gibson joined ONEOK in May 2000 from Koch Energy, Inc., a subsidiary of Koch Industries, where he was an Executive Vice President. His career in the energy industry began in 1974 as a refinery engineer with Exxon USA. He spent 18 years with Phillips Petroleum Company in a variety of domestic and international positions in its natural gas, natural gas liquids and exploration and production businesses, including Vice President of Marketing of its natural gas subsidiary GPM Gas Corp. Mr. Gibson serves as the nonexecutive Chairman of the Board of ONE Gas, Inc. and as a member of the Board of Directors of BOK Financial Corporation and Matrix Service Company, and he is also a member of the Board of Trustees of Missouri University of Science and Technology.

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

Walter S. Hulse III was appointed Executive Vice President, Strategic Planning and Corporate Affairs, effective February 2015. Mr. Hulse is a veteran of the financial industry with more than 25 years of experience in investment banking. Mr. Hulse joined ONEOK from Spinnaker Strategic Advisory Services, LLC, which provides consulting services to mid-cap and large-cap publicly traded companies, including the review of merger and/or acquisition opportunities, debt and equity markets, corporate restructuring and potential divestitures. Mr. Hulse has served us as a consultant to ONEOK for many years and most recently assisted with the separation of ONE Gas. Mr. Hulse has served as Vice Chairman of the Investment Banking Department, Managing Director and Head of the Business Development Group and Head of the Global Utility Group at UBS Investment Bank. Before joining UBS Investment Bank at the time of its merger with PaineWebber Incorporated, Mr. Hulse was the Director of the Mergers and Acquisition Department at PaineWebber. Before rejoining Paine Webber in 2000, Mr. Hulse was Managing Director and Co-head of Global Energy and Power M&A at JP Morgan Securities, Inc. From 1997 to mid-1999, Mr. Hulse was Head of the Utility Finance Group at PaineWebber. From 1994 to 1996, Mr. Hulse was Managing Director and Head of the Fixed Income Capital Markets Group at PaineWebber.

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

Michael G. Hutchinson was appointed to our Board of Directors on April 16, 2015. Mr. Hutchinson has served on the Board of Directors of Westmoreland Coal Company since 2012 and is chairman of its Audit Committee and a member of its Executive Committee. Mr. Hutchinson also has served on the Board of Directors of ONE Gas, Inc. since 2014 and is chairman of its Audit Committee, vice chair of its Corporate Governance Committee and a member of its Executive Compensation Committee.

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

From 1977 to 1998, Mr. Petersen was employed by Reliant Energy-Minnegasco and served as President and Chief Operating Officer of Reliant Energy-Minnegasco, from 1991 to 1998 where he directed Minnegasco’s operations. The first 10 years of his Minnegasco career included numerous management positions of increasing responsibility in state utility regulation, gas supply procurement, strategic planning, financial reporting and analysis, mergers and acquisitions and rate case preparation and expert testimony. Prior to his employment at Minnegasco, Mr. Petersen was a senior auditor with Arthur Andersen & Co. He currently serves as Chairman of the Board of Directors of Micro-Matics, Inc., Fridley, Minnesota, and has served in numerous board governance roles over the past 29 years for Dunwoody College of Technology and the YMCA of the greater Twin Cities.

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

Director Compensation

Compensation for our nonmanagement directors for the year ended December 31, 2016, consisted of an annual cash retainer of $150,000. In addition, the chair of our Audit Committee received an additional annual cash retainer of $10,000 and the Chairman of the Board received an additional annual cash retainer of $25,000. Nonmanagement directors are reimbursed for their expenses related to their attendance at Board of Directors, Audit Committee and Conflicts Committee meetings. A director who is also an officer or employee of ONEOK Partners GP or ONEOK receives no compensation for his or her service as a director.

With respect to any month during which the Conflicts Committee of our Board of Directors, or any other committee established by our Board of Directors, including any other committee established in accordance with the Partnership Agreement, is conducting a review of one or more transactions involving an actual or potential conflict of interest for the purpose of “special approval,” the members of the Conflicts Committee or such other committee are compensated as follows: a cash retainer of $10,000 per month, up to $80,000 annually, is paid to the chair of the Conflicts Committee, and a cash retainer of $7,500 per month, up to $60,000 annually, is paid to the other members of the Conflicts Committee.

The following table sets forth the compensation paid to our nonmanagement directors in 2016.

2016 DIRECTOR COMPENSATION
	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (1)	Total
Name	($)	($)	($)	($)	($)	($)	($)
John W. Gibson	$175,000	—	—	—	—	—	$175,000
Julie H. Edwards	$150,000	—	—	—	—	—	$150,000
Michael G. Hutchinson	$157,500	—	—	—	—	350	$157,850
Steven J. Malcolm	$150,000	—	—	—	—	—	$150,000
Jim W. Mogg	$150,000	—	—	—	—	—	$150,000
Gary N. Petersen	$157,500	—	—	—	—	350	$157,850
Craig F. Strehl	$170,000	—	—	—	—	350	$170,350
(1) For Messrs. Hutchinson, Petersen, and Strehl, reflects charitable contributions made by ONEOK or the ONEOK Foundation, Inc. on their behalf as follows: (a) a $350 annual contribution to the nonprofit organization of his choice; (b) matching contributions up to $5,000 per year to nonprofit organizations of his choice pursuant to our Board matching grant program; (c) for a retiring member of the Board, a one-time contribution of $10,000 to the nonprofit organization of his choice, and (d) matching contributions to the United Way pursuant to our annual United Way contribution program. For the remaining members of the Board, does not reflect charitable contributions made by ONEOK or the ONEOK Foundation, Inc. on their behalf as these amounts will be included in the Non-Management Director Compensation Table in the ONEOK 2016 Proxy Statement when filed with the SEC as follows: Mr. Gibson, $15,350; Ms. Edwards, $350; Mr. Malcolm, $25,350; and Mr. Mogg, $5,350.

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

Governance Guidelines - Our Board of Directors has adopted Governance Guidelines that address several Partnership governance matters, including responsibilities of our directors, the composition and responsibilities of the Audit Committee, the conduct and frequency of board meetings, management succession, director access to management and outside advisors, director orientation and continuing education, and the annual self-evaluation of the board. Our Board of Directors recognizes that effective governance is an ongoing process, and the Board reviews our Governance Guidelines periodically as deemed necessary.

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

Compensation Committee Interlocks and Insider Participation - We do not have a compensation committee. During 2016, the compensation of our named executive officers was determined by ONEOK’s Executive Compensation Committee, which consists of independent members of the ONEOK Board of Directors. No member of ONEOK’s Executive Compensation Committee is, or was formerly, an officer or employee of ONEOK, ONEOK Partners GP or any of their subsidiaries.

Section 16(a) Beneficial Ownership Reporting Compliance - Section 16(a) of the Exchange Act requires executive officers, members of our Board of Directors and persons who own more than 10 percent of our common units to file reports of ownership and changes in ownership with the SEC and the NYSE and to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us during and with respect to the 2016 fiscal year or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that during 2016 our reporting persons complied with all applicable filing requirements in a timely manner.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

We do not employ directly any of the persons responsible for managing or operating our business. Instead, we are managed by our general partner, ONEOK Partners GP, the executive officers of which are employees of ONEOK.

We do not have a compensation committee. The compensation of the officers of our general partner is set by the Executive Compensation Committee of the Board of Directors of ONEOK. A discussion of the objectives of, and other matters related to, ONEOK’s compensation programs will be included in the Executive Compensation Discussion and Analysis section of ONEOK’s 2017 Proxy Statement when filed with the SEC (ONEOK 2017 Proxy Statement), which is incorporated herein by this reference. A copy of the ONEOK 2017 Proxy Statement will be provided on, and may be copied from, ONEOK’s website at www.oneok.com and is available free of charge from the secretary of ONEOK Partners GP upon request.

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

The following table summarizes the compensation allocated to and reimbursed by us in 2016 for our principal executive officer, principal financial officer and the three other most highly compensated executive officers (which we collectively refer to as the “named executive officers”) of our general partner, ONEOK Partners GP.

Summary Compensation Table for 2016
Name and Principal Position	Year	Salary	Stock Awards (1)	Non-Equity Incentive Plan Compensation (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3)	All Other Compensation (4)	Total
Terry K. Spencer	2016	$490,000	$1,899,973	$436,800	$399,284	$40,558	$3,266,615
President and Chief Executive Officer	2015	$490,000	$1,592,694	$178,500	$120,671	$38,221	$2,420,086
	2014	$670,058	$2,157,814	$447,981	$539,424	$54,748	$3,870,025
Derek S. Reiners	2016	$262,500	$633,165	$118,300	$—	$36,449	$1,050,414
Senior Vice President, Chief Financial Officer and Treasurer	2015	$300,000	$682,525	$78,400	$—	$36,860	$1,097,785
	2014	$358,960	$808,883	$143,584	$—	$45,273	$1,356,700
Walter S. Hulse III	2016	$350,000	$663,165	$193,900	$—	$192,558	$1,399,623
Executive Vice President, Strategic Planning & Corporate Affairs	2015	$425,849	$842,470	$136,272	$—	$182,024	$1,586,615
	2014	$—	$—	$—	$—	$—	$—
Sheridan C. Swords	2016	$450,000	$603,014	$232,000	$111,504	$48,610	$1,445,128
Senior Vice President, Natural Gas Liquids	2015	$450,000	$569,173	$112,000	$(7,770)	$49,762	$1,173,165
	2014	$450,000	$563,940	$205,000	$90,432	$49,694	$1,359,066
Wesley J. Christensen	2016	$400,000	$904,521	$235,000	$95,936	$43,660	$1,679,117
Senior Vice President, Operations	2015	$394,990	$842,470	$115,535	$44,426	$44,697	$1,442,118
	2014	$400,000	$845,029	$195,000	$138,304	$40,694	$1,619,027

(1)
The amounts included in the table relate to restricted stock incentive units and performance units granted under the ONEOK Long-Term Incentive Plan (“LTI Plan”) and the ONEOK Equity Compensation Plan (“ECP”), respectively, and reflect the aggregate grant date fair value allocated to us in 2016, 2015 and 2014 calculated pursuant to Financial Accounting Standards Board’s Accounting Standards Codification 718, Compensation Stock Computation (“ASC Topic 718”). Material assumptions used in the calculation of the value of these equity grants are included in Note K to the ONEOK audited financial statements for the year ended December 31, 2016, included in the ONEOK 2016 Annual Report on Form 10-K filed with the SEC on February 28, 2017.

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

Name	2016	2015	2014
Terry K. Spencer	$3,170,210	$2,625,071	$3,549,678
Derek S. Reiners	$1,056,418	$1,125,878	$1,329,442
Walter S. Hulse III	$1,056,418	$1,389,721	$—
Sheridan C. Swords	$1,006,112	$938,232	$927,075
Wesley J. Christensen	$1,509,168	$1,389,721	$1,388,850

(2)
Reflects the amounts allocated to us under the ONEOK annual short-term incentive plan for each named executive officer. The plan provides that ONEOK officers may receive annual cash incentive awards based on the performance of ONEOK and each officer’s individual performance. The corporate and business-unit criteria and individual performance criteria are established annually by the Executive Compensation Committee of the ONEOK Board of Directors. This committee also establishes annual target awards for each ONEOK officer. For a discussion of the performance criteria established by the ONEOK Executive Compensation Committee for 2016 awards under the ONEOK annual short-term incentive plan, see “2016 Annual Short-Term Incentive Awards” in the Executive Compensation Discussion and Analysis section of the ONEOK 2017 Proxy Statement.

(3)
The amounts reflected represent the aggregate change during 2016 in the actuarial present value of the named executive officers’ accumulated benefits under the ONEOK, Inc. Retirement Plan and the ONEOK, Inc. Supplemental Executive Retirement Plan. A description of the ONEOK, Inc. Retirement Plan and the ONEOK, Inc. Supplemental Executive Retirement Plan is set forth in the Executive Compensation Discussion and Analysis section of the ONEOK 2017 Proxy Statement. The change in the present value of the accrued pension benefit is impacted by variables such as additional years of service, age and the discount rate used to calculate the present value of the change. For 2016, the change in pension value reflects an increase due to additional service and pay for the year, as well as an increase in present value due to the lower discount rate (4.5 percent for fiscal 2016, down from 5.25 percent in 2015). The ONEOK, Inc. Retirement Plan was closed to new participants as of December 31, 2004, and the only named executive officers who participate in the plan are Messrs. Spencer, Christensen and Swords.

(4)
Reflects the portion allocated to us of (i) the amounts paid as ONEOK’s dollar-for-dollar match of contributions made by the named executive officer under both the ONEOK, Inc. Nonqualified Deferred Compensation Plan and the ONEOK, Inc. 401(k) Plan, as well as quarterly and annual contributions to the ONEOK, Inc. Profit Sharing Plan and corresponding excess contributions to the ONEOK, Inc. Nonqualified Deferred Compensation Plan, (ii) amounts paid for length of service awards and annual holiday gifts, (iii) incremental cost for personal use of our corporate aircraft, (iv) relocation and moving expenses, (v) commuting expenses and (vi) the value of shares received under the ONEOK, Inc. Employee Stock Award Program as of the date of issuance, as follows:

Name	Year	Match Under Nonqualified Deferred Compensation Plan (a)	Match Under 401(k) Plan (b)	Company Contribution to Profit Sharing Plan (c)	Service Award/ Holiday Gift	Personal Use of Company Jet (d)	Relocation and Moving Expenses (d)	Commuting Expenses (d)	Stock Award
Terry K. Spencer	2016	$28,980	$11,130	$—	$448	—	—	—	—
	2015	$27,063	$11,130	$—	$28	—	—	—	—
	2014	$38,768	$14,933	$—	$38	—	—	—	1,009
Derek S. Reiners	2016	$16,016	$11,130	$9,275	$28	—	—	—	—
	2015	$17,748	$12,720	$6,360	$32	—	—	—	—
	2014	$19,145	$14,933	$9,956	$230	—	—	—	1,009
Walter S. Hulse III	2016	$28,721	$11,130	$9,275	$28	—	143,404	—	—
	2015	$14,075	$15,701	$7,850	$39	575	127,666	16,118	—
	2014	$—	$—	$—	$—	—	—	—	—
Sheridan C. Swords	2016	$32,670	$15,900	$—	$40	—	—	—	—
	2015	$33,822	$15,900	$—	$40	—	—	—	—
	2014	$33,000	$15,600	$—	$40	—	—	—	1,054
Wesley J. Christensen	2016	$27,720	$15,900	$—	$40	—	—	—	—
	2015	$27,574	$15,701	$—	$1,422	—	—	—	—
	2014	$24,000	$15,600	$—	$40	—	—	—	1,054

(a)
Additional information on the ONEOK, Inc. Nonqualified Deferred Compensation Plan, is set forth in “Long-Term Compensation Plans - Nonqualified Deferred Compensation Plan” in the Executive Compensation Discussion and Analysis section of the ONEOK 2017 Proxy Statement.

(b)
The ONEOK, Inc. 401(k) Plan is a tax-qualified plan that covers substantially all ONEOK employees. Employee contributions are discretionary. Subject to certain limits, ONEOK matches 100 percent of employee contributions to the plan up to a maximum of 6 percent.

(c)
The ONEOK, Inc. Profit Sharing Plan covers all eligible employees hired after December 31, 2004, and employees who accepted a one-time opportunity to opt out of the ONEOK, Inc. Retirement Plan. ONEOK plans to make a contribution to the ONEOK, Inc. Profit Sharing Plan each quarter equal to one percent of each participant’s eligible compensation during the quarter. Additional discretionary contributions may be made by ONEOK at the end of each year. Employee contributions are not allowed under the plan.

(d)
Additional information regarding Mr. Hulse’s personal use of the company jet, relocation and moving expenses and commuting expenses is set forth in footnote (d) and (e) for the “Summary Compensation Table for Fiscal 2016” in the Executive Compensation Discussion and Analysis section of the ONEOK 2017 Proxy Statement.

Does not reflect charitable contributions made by ONEOK or the ONEOK Foundation, Inc. on behalf of the named executive officer consisting of (i) matching contributions up to $5,000 per year made to nonprofit organizations of the officer’s choice under our matching grant program, and (ii) matching contributions to the United Way pursuant to our annual United Way Contribution Program. The amounts contributed in 2016, 2015 and 2014 will be included in the Summary Compensation Table in the ONEOK 2017 Proxy Statement when filed with the SEC as follows: Mr. Spencer, $24,200, $23,150 and $20,000; Mr. Reiners, $3,750, $5,250 and $3,750; Mr. Hulse, $10,000, $5,000 and $0; Mr. Swords, $5,500, $4,500 and $4,500; and Mr. Christensen, $1,800. $1,800 and $1,800 respectively.

The named executive officers did not receive any other perquisites or other personal benefits with an aggregate value of $10,000 or more during 2016, 2015 or 2014.

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

Payments Made Upon Retirement - In the event of the retirement of a named executive officer, in addition to the items identified above, such named executive officer will be entitled to:

•	receive a prorated portion of each outstanding performance unit award granted under the ONEOK Equity Compensation Plan upon the completion of the performance period;

•	receive a prorated portion of each outstanding restricted stock incentive unit award granted under either the ONEOK Long-Term Incentive Plan or the ONEOK Equity Compensation Plan; and

•	Participate in ONEOK medical and life insurance benefits for the retiree and qualifying dependents.

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

Potential Postemployment Payment Tables - The following tables reflect estimates of our allocated portion of the amount of incremental compensation due to each named executive officer by ONEOK in the event of such executive’s termination of employment by reason of death, disability or retirement, termination of employment without cause, or termination of employment without cause or with good reason within two years following a change in control. The amounts shown assume that such termination was effective as of December 31, 2016, and are estimates of the allocated amounts that would be paid out to the executives upon such termination, including, with respect to performance units, the performance factor calculated as if the performance period had ended on December 31, 2016. The amounts reflected in the “Qualifying Termination Following a Change in Control” column of the tables that follow are the amounts that would be paid pursuant to the ONEOK, Inc. Change-in-Control Plan and, with respect to the performance units, assume a change in control effective December 31, 2016, and a performance factor based on ONEOK’s total shareholder return relative to the designated peer group on that date.

Terry K. Spencer	Termination Upon Death, Disability or Retirement	Termination Without Cause	Qualifying Termination Following a Change in Control
Cash Severance	$—	$—	$1,960,000
Health and Welfare Benefits	$10,994	$10,994	$32,829
Equity
Restricted Units	$765,092	$765,092	$1,554,875
Performance Units	$4,627,491	$4,627,491	$10,642,615
Total	$5,392,583	$5,392,583	$12,197,490
Total	$5,403,577	$5,403,577	$14,190,319

Derek S. Reiners	Termination Upon Death, Disability or Retirement	Termination Without Cause	Qualifying Termination Following a Change in Control
Cash Severance	$—	$—	$866,250
Health and Welfare Benefits	$6,605	$6,605	$28,440
Equity
Restricted Units	$276,952	$276,952	$546,849
Performance Units	$1,656,391	$1,656,391	$3,707,300
Total	$1,933,343	$1,933,343	$4,254,149
Total	$1,939,948	$1,939,948	$5,148,839

Walter S. Hulse III	Termination Upon Death, Disability or Retirement	Termination Without Cause	Qualifying Termination Following a Change in Control
Cash Severance	$—	$—	$1,190,000
Health and Welfare Benefits	$31,410	$31,410	$53,246
Equity
Restricted Units	$166,318	$166,318	$429,707
Performance Units	$1,243,331	$1,243,331	$3,269,942
Total	$1,409,649	$1,409,649	$3,699,649
Total	$1,441,059	$1,441,059	$4,942,895

Sheridan C. Swords	Termination Upon Death, Disability or Retirement	Termination Without Cause	Qualifying Termination Following a Change in Control
Cash Severance	$—	$—	$1,485,000
Health and Welfare Benefits	$51,923	$51,923	$83,117
Equity
Restricted Units	$264,095	$264,095	$521,349
Performance Units	$1,578,015	$1,578,015	$3,531,291
Total	$1,842,110	$1,842,110	$4,052,640
Total	$1,894,033	$1,894,033	$5,620,757

Wesley J. Christensen	Termination Upon Death, Disability or Retirement	Termination Without Cause	Qualifying Termination Following a Change in Control
Cash Severance	$—	$—	$1,360,000
Health and Welfare Benefits	$24,103	$24,103	$44,831
Equity
Restricted Units	$395,646	$395,646	$781,212
Performance Units	$2,366,273	$2,366,273	$5,296,143
Total	$2,761,919	$2,761,919	$6,077,355
Total	$2,786,022	$2,786,022	$7,482,186

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Holdings of Major Unitholders

The following table sets forth the beneficial owners of 5 percent or more of our common units and Class B units known to us at December 31, 2016. Other than as set forth below, no person is known to us to beneficially own more than 5 percent of our common units or Class B units.

Name and Address of Beneficial Owner	Common Units	Percent of Common Units	Class B Units	Percent of Class B Units	Percent of All Units
ONEOK, Inc. and affiliates	41,344,581	19.4%	72,988,252	100%	39.2%	(1)
100 West Fifth Street
Tulsa, OK 74103-4298
Alerian MLP ETF	10,642,399	5.0%	—	—	3.6%	(2)
1290 Broadway
Suite 1100
Denver, CO 80203
ALPS Advisors, Inc.	10,686,543	5.0%	—	—	3.7%	(3)
1290 Broadway
Suite 1100
Denver, CO 80203
Kayne Anderson Capital Advisors, L.P. and Richard Kane	12,259,457	5.8%	—	—	4.2%	(4)
1800 Avenue of the Stars
Third Floor
Los Angeles, CA 90067
Tortoise Capital Advisors, L.L.C.	18,080,599	8.5%	—	—	6.2%	(5)
11550 Ash Street
Suite 300
Leawood, KS 66211

(1)	Does not reflect the general partner’s 2 percent interest, which is wholly owned by ONEOK.

(2)
Based upon an amended Schedule 13G filed with the SEC on January 26, 2017, in which Alerian MLP ETF (Alerian) reported that, as of December 31, 2016, Alerian beneficially owned, in the aggregate, 10,642,399 of our common units with respect to which Alerian had sole voting power with respect to zero common units, shared voting power with respect to 10,642,399 common units, sole dispositive power with respect to zero common units, and shared dispositive power with respect to 10,642,399 common units. Alerian reported that it is an investment company registered under the Investment Company of 1940 and is one of the investment funds to which ALPS Advisors, Inc. provides investment advice (see Note (3) below).

(3)
Based upon an amended Schedule 13G filed with the SEC on January 26, 2017, in which ALPS Advisors, Inc. (ALPS) reported that, as of December 31, 2016, ALPS beneficially owned, in the aggregate, 10,686,543 of our common units with respect to which it had sole voting power with respect to zero common units, shared voting power with respect to 10,686,543 common units, sole dispositive power with respect to zero common units, and shared dispositive power with respect to 10,686,543 common units. ALPS reported that it is an investment advisor registered under the Investment Advisors Act of 1940 and provides investment advice to investment companies registered under the Investment Company Act of 1940 and that Alerian is one of the investment companies to which ALPS provides investment advice (see Note (2) above). ALPS also reported that, in its role as investment advisor, it has voting and/or investment power over our securities owned by Alerian, it may be deemed to be the beneficial owner of such securities, all such securities are owned by Alerian and ALPS disclaims beneficial ownership of such securities.

(4)
Based upon an amended Schedule 13G filed with the SEC on January 25, 2017, in which Kayne Anderson Capital Advisors, L.P. (Kayne Anderson) and Richard A. Kayne reported that, as of December 31, 2016, Kayne Anderson and Mr. Kayne owned, in the aggregate, 12,259,457 of our common units with respect to which Kayne Anderson had sole power to vote zero common units, shared power to vote 12,259,457 common units, sole dispositive power with respect to zero common units, and shared dispositive power with respect to 12,259,457 common units. Kayne Anderson reported that: the reported units are owned by investment accounts (investment limited partnerships, a registered investment company and institutional accounts) managed, with discretion to purchase or sell securities, by Kayne Anderson, as a registered investment advisor; Kayne Anderson is the general partner (or general partner of the general partner) of the limited partnerships and investment advisor to the other accounts; and Mr. Kayne is the controlling shareholder of the corporate owner of Kayne Anderson Investment Management, Inc., the general partner of Kayne Anderson and that Mr. Kayne is also a limited partner of each of the limited partnerships and a shareholder of the registered investment company. Kayne Anderson reported that it disclaims beneficial ownership of the units reported, except those units attributable to it by virtue of its general partner interests in the limited partnerships, and that Mr. Kayne disclaims beneficial ownership of the units reported, except those units held by him or attributable to him by virtue of his limited partnership interests in the limited partnerships, his indirect interest in the interest of Kayne Anderson in the limited partnerships, and his ownership of common stock of the registered investment company.
Kevin S. McCarthy is a member of the ONEOK Board of Directors. Mr. McCarthy is a managing partner for KA Fund Advisors, LLC (KAFA) and is co-managing partner of the energy marketable securities activities at Kayne Anderson. He serves as chairman, president and chief executive officer of four publicly traded closed-end funds, (together, the “Public Funds”) for which Kayne Anderson serves as the investment manager. In connection with his appointment to the ONEOK Board, KAFA has implemented controls designed to ensure that Mr. McCarthy will not possess investment or voting power for common units held by the Public Funds and the other accounts referenced below. Other private funds and accounts (the Private Funds) managed by Kayne Anderson also own ONEOK Partners common units, but Mr. McCarthy does not have any day-to-day responsibilities with respect to the investment activities of such Private Funds. Mr. McCarthy disclaims beneficial ownership of the ONEOK Partners common units held by the Public Funds and Private Funds, except to the extent of his pecuniary interest therein.

(5)
Based on a Schedule 13G filed with the SEC on February 14, 2017, in which Tortoise Capital Advisors, L.L.C. (TCA) reported that as of December 31, 2016, TCA owned, in the aggregate, 18,080,599 of our common units with respect to which TCA had sole voting power over 273,801 common units, shared voting power over 16,062,661 common units, sole dispositive power over 273,801 common units and shared dispositive power over 17,806,798 common units.

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

Holdings of Officers and Directors

The following table sets forth the beneficial ownership of our common units and the common stock of ONEOK, the parent company of our general partner, as of February 1, 2017, by each named executive officer, each member of our Board of Directors of our general partner, and all executive officers and members of our Board of Directors as a group.

Name and Address of Beneficial Owner (1)	Common Units	Percent of Common Units	Class B Units	Percent of Class B Units	Percent of All Units	ONEOK Shares (2)	Percent of ONEOK Shares
John W. Gibson	105,000	*	—	—	*	1,106,981	*
Terry K. Spencer	27,400	*	—	—	*	301,934	*
Derek S. Reiners	—	—	—	—	—	45,068	*
Sheridan C. Swords	—	—	—	—	—	119,595	*
Wesley J. Christensen	—	—	—	—	—	31,676	*
Walter S. Hulse III	—	—	—	—	—	15,000	*
Julie H. Edwards	—	—	—	—	—	45,780	*
Steven J. Malcolm	—	—	—	—	—	16,380	*
Michael G. Hutchinson	2,000	*	—	—	*	—	—
Jim W. Mogg	2,000	*	—	—	*	—	—
Gary N. Petersen	19,284	*	—	—	*	—	—
Craig F. Strehl	9,400	*	—	—	*	—	—
All directors and executive officers as a group	174,172	*	—	—	*	1,915,986	*
* Less than 1 percent
(1) The business address for each of the beneficial owners is c/o ONEOK Partners, L.P., 100 West Fifth Street, Tulsa, Oklahoma 74103-4298.
(2) Includes shares of ONEOK common stock held by members of the family of the director or executive officer for which the director or executive officer has sole or shared voting or investment power, shares of common stock held in ONEOK’s Direct Stock Purchase and Dividend Reinvestment Plan, ONEOK, Inc. 401(k) Plan and ONEOK, Inc. Profit Sharing Plan, and shares issuable pursuant to ONEOK 2014 restricted stock units and performance units upon vesting on February 19, 2017 (including accrued dividend equivalents and assuming the performance units vest at the 100 percent level).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related-Person Transactions

Our Board of Directors recognizes that transactions between us and related persons (including ONEOK and its subsidiaries and affiliates and their and our executive officers, directors and their immediate family members) can present potential or actual conflicts of interest and create the appearance our decisions are based on considerations other than the best interest of the Partnership and our unitholders. Accordingly, it is our preference to avoid related-person transactions. Nevertheless, we recognize that there are situations where related-person transactions may be in, or may not be inconsistent with, our and our unitholders’ best interests including, but not limited to, situations where we acquire products or services from related persons on an arm’s length basis on terms comparable with those provided to unrelated third parties. In the event we enter into a transaction in which ONEOK or its subsidiaries or affiliates or their or our executive officers (other than an employment relationship), directors or a member of their immediate family have a direct or indirect material interest, the transaction is presented to our Audit Committee and, if warranted, our Conflicts Committee, for review to determine if the transaction creates a conflict of interest and is otherwise fair and reasonable to the Partnership. In determining whether a particular transaction creates a conflict of interest and, if so, is fair and reasonable to the Partnership, our Audit Committee and, if warranted, our Conflicts Committee, consider the specific facts and circumstances applicable to each such transaction, including: the parties to the transaction; their relationship to the Partnership and nature of their interest in the transaction; the nature of the transaction; the aggregate value of the transaction; the length of the transaction; whether the transaction occurs in the normal course of our business; the benefits to the Partnership provided by the transaction; if applicable, the availability of other sources of comparable products or services; and, if applicable, whether the terms of the transaction, including price or other consideration, are the same or substantially the same as those available to the Partnership if the transaction were entered into with an unrelated party.

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

Relationship with ONEOK

ONEOK owns our sole general partner, ONEOK Partners GP, and appoints members of our Board of Directors and our Audit and Conflicts Committees. ONEOK and its subsidiaries continue to own the entire general partner interest in us and limited partners units, which together at December 31, 2016, represented a 41.2 percent interest in us.

Other relationships with ONEOK include the following.

Cash Distributions - ONEOK and its affiliates own all of our 72,988,252 Class B units, 41,344,581 of our common units and our entire 2 percent general partner interest, which together constituted a 41.2 percent ownership interest in us at December 31, 2016. In 2016, we paid total cash distributions to ONEOK of $790.0 million, which included $402.2 million related to its incentive distribution rights under our Partnership Agreement. Additional information about our cash distribution policy is included in Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

ONEOK and its affiliates provide a variety of services to us under the Services Agreement, including cash management and financial services, employee benefits provided through ONEOK’s benefit plans, legal and administrative services, insurance and office space in ONEOK’s headquarters building and other field locations. Where costs are specifically incurred on behalf of one of our affiliates, the costs are billed directly to us by ONEOK. In other situations, the costs may be allocated to us through a variety of methods, depending upon the nature of the expense and activities. For example, a service that applies equally to all employees is allocated based upon the number of employees; however, an expense benefiting the consolidated company, but which has no direct basis for allocation, is allocated by the modified Distrigas method, a widely recognized method of allocating cost which uses a combination of ratios that include gross plant and investment, operating income and payroll expense. All costs directly charged or allocated to us are included in our Consolidated Statements of Income. In 2016, the aggregate amount charged by ONEOK and their affiliates to us for their services was approximately $388.1 million.

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

We have an operating agreement with Roadrunner that provides for reimbursement or payment to us for management services and certain operating costs. Charges to Roadrunner included in operating income in our Consolidated Statements of Income for 2016 and 2015 were $7.7 million and $5.4 million, respectively.

Affiliate Transactions - We own 50 percent of Northern Border Pipeline but do not serve as its operator. We account for our investment in Northern Border Pipeline using the equity method. In 2016, Northern Border Pipeline’s revenue for capacity contracted on a firm basis included $28.4 million from us.

We own 50 percent of Overland Pass Pipeline Company but do not serve as its operator. We account for our investment in Overland Pass Pipeline Company using the equity method. In 2016, Overland Pass Pipeline Company’s transportation revenue included $110.9 million from us.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Nonaudit Fees

Audit services provided by PricewaterhouseCoopers LLP during the 2016 and 2015 fiscal years included integrated audits of our consolidated financial statements and internal control over financial reporting, audits of the financial statements of certain of our affiliates, review of our quarterly financial statements, consents, and review of documents filed with the SEC.

The following table presents fees billed for services rendered by PricewaterhouseCoopers LLP for the years ended December 31, 2016 and 2015:

	2016	2015
	(Thousands of dollars)
Audit fees	$1,725	$1,796
Tax fees (1)	898	912
Total	$2,623	$2,708

(1)	Tax fees consisted of fees for tax compliance, tax planning or tax services, including preparation of our annual K-1 statements.

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

Prior to engagement of PricewaterhouseCoopers LLP as our independent auditor for the 2016 audit, a plan was submitted to and approved by the Audit Committee setting forth the services expected to be rendered during 2016 for each of the following four categories:

(1)
audit services, comprised of work performed in the audit of our financial statements and to attest and report on management’s assessment of our internal controls over financial reporting, as well as work that only the independent auditor can reasonably be expected to provide, including quarterly review of our unaudited financial statements, comfort letters, statutory audits, attestation services, consents and assistance with the review of documents filed with the SEC;

(2)
audit-related services, comprised of assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions and consultation regarding financial accounting and/or reporting standards;

(3)	tax services, comprised of tax compliance, tax planning and tax advice; and

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements		Page No.

(a)	Report of Independent Registered Public Accounting Firm	73

(b)	Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014	74

(c)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014	75

(d)	Consolidated Balance Sheets as of December 31, 2016 and 2015	76

(e)	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014	77

(f)	Consolidated Statements of Changes in Equity for the years ended December 31, 2016, 2015 and 2014	78-79

(g)	Notes to Consolidated Financial Statements	80-117

(2) Financial Statements Schedules

All schedules have been omitted because of the absence of conditions under which they are required.

(3) Exhibits

2.0
Agreement and Plan of Merger, dated as of January 31, 2017, by and among ONEOK, Inc., New Holdings
Subsidiary, LLC, ONEOK Partners, L.P. and ONEOK Partners GP, L.L.C. (incorporated by reference from
Exhibit 2.1 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed February 1, 2017 (File No.
1-12202)).

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

3.13
Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of ONEOK Partners,
L.P., dated July 20, 2007 (incorporated by reference to Exhibit 3.1 to ONEOK Partners, L.P.’s Quarterly
Report on Form 10-Q for the period ended June 30, 2007, filed on August 3, 2007 (File No. 1-12202)).

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

10.1
First Amended and Restated General Partnership Agreement of Northern Border Pipeline Company, dated
April 6, 2006, by and between Northern Border Intermediate Limited Partnership and TC PipeLines
Intermediate Limited Partnership (incorporated by reference to Exhibit 3.1 to Northern Border Pipeline
Company’s Current Report on Form 8-K filed on April 12, 2006 (File No. 333-88577)).

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

10.5
Guaranty Agreement, dated as of January 31, 2014, by ONEOK Partners Intermediate Limited Partnership in
favor of Citibank, N.A., as administrative agent, under the above-referenced Amended and Restated
Credit Agreement (incorporated by reference to Exhibit 10.2 to ONEOK Partners, L.P.’s Quarterly Report on
Form 10-Q for the period ended March 31, 2014, filed on May 7, 2014 (File No. 1-12202)).

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

10.11	Not used.

10.12	Not used.

10.13	Not used.

10.14
Underwriting Agreement, dated March 17, 2015, among ONEOK Partners, L.P. and ONEOK Partners
Intermediate Limited Partnership and J.P. Morgan Securities LLC, Deutsche Bank Securities, Inc.,
Mitsubishi UFJ Securities (USA), Inc. and U.S. Bancorp Investments, Inc. as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to ONEOK Partners, L.P.’s Current
Report on Form 8-K filed on March 19, 2015 (File No. 1-12202)).

10.15	Not used.

10.16	Not used.

10.17	Not used.

10.18	Not used.

10.19	Not used.

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

12	Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 2016, 2015, 2014, 2013 and 2012.

21	Required information concerning the registrant’s subsidiaries.

23	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP.

31.1	Certification of Terry K. Spencer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Derek S. Reiners pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Terry K. Spencer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Derek S. Reiners pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

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

Attached as Exhibit 101 to this Annual Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014; (iv) Consolidated Balance Sheets at December 31, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; (vi) Consolidated Statements of Changes in Equity for the years ended December 31, 2016, 2015 and 2014; and (vii) Notes to Consolidated Financial Statements. We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Annual Report.

The total amount of securities of the Partnership authorized under any instrument with respect to long-term debt not filed as an exhibit does not exceed 10 percent of the total assets of the Partnership and its subsidiaries on a consolidated basis. The Partnership agrees, upon request of the SEC, to furnish copies of any or all of such instruments to the SEC.

ITEM 16.    FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONEOK Partners, L.P.
	By:	ONEOK Partners GP, L.L.C., its General Partner

Date: February 28, 2017		By:	/s/ Derek S. Reiners
Derek S. Reiners Senior Vice President, Chief Financial Officer and Treasurer (Signing on behalf of the Registrant)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 28th day of February 2017.

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