Form 10-Q
period 2017-03-31
ONEOK Partners LP
filed 2017-05-03
CIK 909281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017.
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
Yes X  No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer X                         Accelerated filer __                         Non-accelerated filer __
Smaller reporting company__                 Emerging growth company__

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2017
Common units	212,837,980 units
Class B units	72,988,252 units

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

We also make available on our website the Interactive Data Files required to be submitted and posted pursuant to Rule 405 of Regulation S-T.

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

2017 Credit Agreement	ONEOK’s $2.5 billion revolving credit agreement effective upon the closing of the Merger Transaction and the terminations of the Partnership Credit Agreement and the existing ONEOK credit facility
AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2016
ASU	Accounting Standards Update
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Bcf/d	Billion cubic feet per day
CFTC	U.S. Commodity Futures Trading Commission
Clean Air Act	Federal Clean Air Act, as amended
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK Partners, L.P.
LIBOR	London Interbank Offered Rate
MBbl/d	Thousand barrels per day
MDth/d	Thousand dekatherms per day
Merger Agreement	Agreement and Plan of Merger, dated as of January 31, 2017, by and among ONEOK, Merger Sub, ONEOK Partners and ONEOK Partners GP
Merger Sub	New Holdings Subsidiary, LLC, a wholly owned subsidiary of ONEOK
Merger Transaction
The transaction contemplated by the Merger Agreement pursuant to which ONEOK will acquire all of ONEOK Partners’ outstanding common units representing limited partner interests in ONEOK Partners not already directly or indirectly owned by ONEOK

MMBbl	Million barrels
MMBtu	Million British thermal units
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
NGL(s)	Natural gas liquid(s)
NGL products	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
ONEOK	ONEOK, Inc.
ONEOK Partners	ONEOK Partners, L.P.
ONEOK Partners GP	ONEOK Partners GP, L.L.C., a wholly owned subsidiary of ONEOK and the sole general partner of ONEOK Partners
OPIS	Oil Price Information Service
Partnership Agreement	Third Amended and Restated Agreement of Limited Partnership of ONEOK Partners, L.P., as amended
Partnership Credit Agreement	The Partnership’s $2.4 billion amended and restated revolving credit agreement effective as of January 31, 2014, as amended
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
POP	Percent of Proceeds

Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
Roadrunner	Roadrunner Gas Transmission, LLC, a 50 percent owned joint venture
S&P	S&P Global Ratings
SCOOP	South Central Oklahoma Oil Province, an area in the Anadarko Basin in Oklahoma
SEC	Securities and Exchange Commission
STACK	Sooner Trend Anadarko Canadian Kingfisher, an area in the Anadarko Basin in Oklahoma
Term Loan Agreement	The Partnership’s senior unsecured delayed-draw three-year $1.0 billion term loan agreement dated January 8, 2016, as amended
West Texas LPG	West Texas LPG Pipeline Limited Partnership and Mesquite Pipeline
WTI	West Texas Intermediate
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended
	March 31,
(Unaudited)	2017	2016
	(Thousands of dollars, except per unit amounts)
Revenues
Commodity sales	$2,216,717	$1,283,511
Services	532,356	490,434
Total revenues	2,749,073	1,773,945
Cost of sales and fuel (exclusive of items shown separately below)	2,143,843	1,195,738
Operations and maintenance	155,282	148,740
Depreciation and amortization	98,626	93,736
General taxes	26,892	21,640
(Gain) loss on sale of assets	7	(4,145)
Operating income	324,423	318,236
Equity in net earnings from investments (Note I)	39,564	32,914
Allowance for equity funds used during construction	13	208
Other income	1,253	145
Other expense	(683)	(634)
Interest expense (net of capitalized interest of $1,441 and $2,887, respectively)	(90,707)	(92,555)
Income before income taxes	273,863	258,314
Income taxes	(3,837)	(2,028)
Net income	270,026	256,286
Less: Net income attributable to noncontrolling interests	905	2,769
Net income attributable to ONEOK Partners, L.P.	$269,121	$253,517
Limited partners’ interest in net income:
Net income attributable to ONEOK Partners, L.P.	$269,121	$253,517
General partner’s interest in net income	(105,920)	(105,608)
Limited partners’ interest in net income	$163,201	$147,909
Limited partners’ net income per unit, basic and diluted (Note H)	$0.57	$0.52
Number of units used in computation (thousands)	285,826	285,826
Distributions declared per limited partner unit (Note F)	$0.79	$0.79
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(Unaudited)	2017	2016
	(Thousands of dollars)
Net income	$270,026	$256,286
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	28,857	(19,933)
Realized (gains) losses on derivatives recognized in net income	19,770	(10,680)
Other comprehensive income (loss) on investments in unconsolidated affiliates	383	(5,801)
Total other comprehensive income (loss)	49,010	(36,414)
Comprehensive income	319,036	219,872
Less: Comprehensive income attributable to noncontrolling interests	905	2,769
Comprehensive income attributable to ONEOK Partners, L.P.	$318,131	$217,103
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
(Unaudited)	2017	2016
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$8,476	$406
Accounts receivable, net	734,780	872,310
Affiliate receivables	152	984
Natural gas and natural gas liquids in storage	193,339	140,034
Commodity imbalances	30,904	60,896
Materials and supplies	59,726	60,912
Other current assets	38,368	38,703
Total current assets	1,065,745	1,174,245
Property, plant and equipment
Property, plant and equipment	14,930,541	14,854,696
Accumulated depreciation and amortization	2,482,974	2,392,004
Net property, plant and equipment	12,447,567	12,462,692
Investments and other assets
Investments in unconsolidated affiliates	956,388	958,807
Goodwill and intangible assets	810,003	812,977
Other assets	62,232	60,626
Total investments and other assets	1,828,623	1,832,410
Total assets	$15,341,935	$15,469,347
Liabilities and equity
Current liabilities
Current maturities of long-term debt (Note E)	$407,650	$407,650
Short-term borrowings (Note E)	1,290,729	1,110,277
Accounts payable	691,736	862,436
Affiliate payables	22,685	68,233
Commodity imbalances	114,542	142,646
Accrued interest	72,240	87,130
Other current liabilities	94,949	146,004
Total current liabilities	2,694,531	2,824,376
Long-term debt, excluding current maturities (Note E)	6,290,952	6,291,307
Deferred credits and other liabilities	193,797	175,844
Commitments and contingencies (Note K)
Equity (Note F)
ONEOK Partners, L.P. partners’ equity:
General partner	224,761	226,039
Common units: 212,837,980 units issued and outstanding at March 31, 2017, and December 31, 2016	4,774,781	4,821,397
Class B units: 72,988,252 units issued and outstanding at March 31, 2017, and December 31, 2016	1,117,842	1,133,828
Accumulated other comprehensive loss (Note G)	(112,516)	(161,526)
Total ONEOK Partners, L.P. partners’ equity	6,004,868	6,019,738
Noncontrolling interests in consolidated subsidiaries	157,787	158,082
Total equity	6,162,655	6,177,820
Total liabilities and equity	$15,341,935	$15,469,347
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended
	March 31,
(Unaudited)	2017	2016
	(Thousands of dollars)
Operating activities
Net income	$270,026	$256,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,626	93,736
Equity in net earnings from investments	(39,564)	(32,914)
Distributions received from unconsolidated affiliates	39,520	34,789
Deferred income taxes	3,035	2,254
Allowance for equity funds used during construction	(13)	(208)
(Gain) loss on sale of assets	7	(4,145)
Changes in assets and liabilities:
Accounts receivable	137,530	68,618
Affiliate receivables	832	4,406
Natural gas and natural gas liquids in storage	(53,305)	(27,991)
Accounts payable	(122,090)	(62,401)
Affiliate payables	(45,548)	(7,067)
Commodity imbalances, net	1,888	2,968
Accrued interest	(14,890)	(15,897)
Risk-management assets and liabilities	45,100	(24,691)
Other assets and liabilities, net	(40,848)	(21,490)
Cash provided by operating activities	280,306	266,253
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(112,584)	(195,896)
Contributions to unconsolidated affiliates	(4,422)	(158)
Distributions received from unconsolidated affiliates in excess of cumulative earnings	7,400	11,764
Proceeds from sale of assets	161	14,797
Cash used in investing activities	(109,445)	(169,493)
Financing activities
Cash distributions:
General and limited partners	(333,001)	(333,001)
Noncontrolling interests	(1,200)	(2,500)
Borrowing (repayment) of short-term borrowings, net	180,452	(101,773)
Issuance of long-term debt, net of discounts	—	1,000,000
Debt financing costs	—	(2,770)
Repayment of long-term debt	(1,912)	(651,913)
Other	(7,130)	—
Cash used in financing activities	(162,791)	(91,957)
Change in cash and cash equivalents	8,070	4,803
Cash and cash equivalents at beginning of period	406	5,079
Cash and cash equivalents at end of period	$8,476	$9,882
See accompanying Notes to Consolidated Financial Statements.

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	ONEOK Partners, L.P. Partners’ Equity
(Unaudited)	Common Units	Class B Units	General Partner	Common Units
	(Units)		(Thousands of dollars)
January 1, 2017	212,837,980	72,988,252	$226,039	$4,821,397
Net income	—	—	105,920	121,526
Other comprehensive income (loss) (Note G)	—	—	—	—
Distributions paid (Note F)	—	—	(107,198)	(168,142)
March 31, 2017	212,837,980	72,988,252	$224,761	$4,774,781

	ONEOK Partners, L.P. Partners’ Equity
(Unaudited)	Common Units	Class B Units	General Partner	Common Units
	(Units)		(Thousands of dollars)
January 1, 2016	212,837,980	72,988,252	$231,344	$5,014,952
Net income	—	—	105,608	110,140
Other comprehensive income (loss)	—	—	—	—
Distributions paid (Note F)	—	—	(107,198)	(168,143)
Other	—	—	—	—
March 31, 2016	212,837,980	72,988,252	$229,754	$4,956,949

ONEOK Partners, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Continued)
	ONEOK Partners, L.P. Partners’ Equity
(Unaudited)	Class B Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
January 1, 2017	$1,133,828	$(161,526)	$158,082	$6,177,820
Net income	41,675	—	905	270,026
Other comprehensive income (loss) (Note G)	—	49,010	—	49,010
Distributions paid (Note F)	(57,661)	—	(1,200)	(334,201)
March 31, 2017	$1,117,842	$(112,516)	$157,787	$6,162,655

	ONEOK Partners, L.P. Partners’ Equity
(Unaudited)	Class B Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
January 1, 2016	$1,200,204	$(113,282)	$164,125	$6,497,343
Net income	37,769	—	2,769	256,286
Other comprehensive income (loss)	—	(36,414)	—	(36,414)
Distributions paid (Note F)	(57,660)	—	(2,500)	(335,501)
Other	—	—	(4,040)	(4,040)
March 31, 2016	$1,180,313	$(149,696)	$160,354	$6,377,674

See accompanying Notes to Consolidated Financial Statements.

ONEOK PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These statements have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2016 year-end consolidated balance sheet data was derived from our audited financial statements but does not include all disclosures required by GAAP. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements in our Annual Report.

Our significant accounting policies are consistent with those disclosed in Note A of the Notes to Consolidated Financial Statements in our Annual Report, except as described below.

Recently Issued Accounting Standards Update - Changes to GAAP are established by the Financial Accounting Standards Board (FASB) in the form of ASUs to the FASB Accounting Standards Codification. We consider the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or clarifications of ASUs listed below. The following tables provide a brief description of recent accounting pronouncements and our analysis of the effects on our financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Standards that were adopted
ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”	The standard requires that inventory, excluding inventory measured using last-in, first-out (LIFO) or the retail inventory method, be measured at the lower of cost or net realizable value.	First quarter 2017	As a result of adopting this guidance, we updated our accounting policy for inventory valuation accordingly. The financial impact of adopting this guidance was not material.
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
		First quarter 2017	The impact of adopting this standard was not material.
ASU 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments”
The standard clarifies the requirements for assessing whether a contingent call (put) option that can accelerate the payment of principal on a debt instrument is clearly and closely related to its debt host.
		First quarter 2017	The impact of adopting this standard was not material.

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
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
First quarter 2018
We are evaluating the impact of this standard on us. Our evaluation process includes a review of our contracts and transaction types across all our business segments. In addition, we are currently evaluating methods of adoption and analyzing the impact of the standard on our internal controls, accounting policies and financial statements and disclosures. We expect to determine our method of adoption when we complete our evaluation of the impact of the standard and the implications of each adoption method.

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

On January 31, 2017, we and ONEOK entered into the Merger Agreement pursuant to which ONEOK will acquire all of our outstanding common units representing limited partner interests in us not already directly or indirectly owned by ONEOK in an all stock-for-unit transaction at a ratio of 0.985 of a share of ONEOK common stock per common unit of ONEOK Partners, in a taxable transaction to our common unitholders. Following completion of the Merger Transaction, all of our outstanding common units will be directly or indirectly owned by ONEOK and will no longer be publicly traded. All of our outstanding debt is expected to remain outstanding. We, ONEOK and the Intermediate Partnership expect to issue, to the extent not already in place, guarantees of the indebtedness of ONEOK and ONEOK Partners.

A Special Committee of the Board of Directors of ONEOK, the Conflicts Committee of the Board of Directors of our general partner and the Board of Directors of our general partner each unanimously approved the Merger Agreement. Subject to customary approvals and conditions, the Merger Transaction is expected to close late in the second quarter or early in the third quarter of 2017. The Merger Transaction is subject to the approval of our common unitholders and the approval by ONEOK shareholders of the issuance of ONEOK common shares in the Merger Transaction.

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

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for the periods indicated:

	March 31, 2017
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net (b)
	(Thousands of dollars)
Derivative assets
Commodity contracts
Financial contracts	$3,293	$—	$14,675	$17,968	$(17,217)	$751
Physical contracts	—	—	508	508	—	508
Interest-rate contracts	—	47,914	—	47,914	—	47,914
Total derivative assets	$3,293	$47,914	$15,183	$66,390	$(17,217)	$49,173
Derivative liabilities
Commodity contracts
Financial contracts	$(15,757)	$—	$(14,562)	$(30,319)	$29,973	$(346)
Physical contracts	—	—	(1,393)	(1,393)	—	(1,393)
Interest-rate contracts	—	(11,316)	—	(11,316)	—	(11,316)
Total derivative liabilities	$(15,757)	$(11,316)	$(15,955)	$(43,028)	$29,973	$(13,055)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At March 31, 2017, we held no cash and posted $30.6 million of cash with various counterparties, including $12.8 million of cash collateral that is offsetting derivative net liability positions under master-netting arrangements in the table above. The remaining $17.8 million of cash collateral in excess of derivative net liability positions is included in other current assets in our Consolidated Balance Sheets.
(b) - Included in other current assets, other assets or other current liabilities in our Consolidated Balance Sheets.

	December 31, 2016
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net (b)
	(Thousands of dollars)
Derivative assets
Commodity contracts
Financial contracts	$1,147	$—	$4,564	$5,711	$(4,760)	$951
Interest rate contracts	—	47,457	—	47,457	—	47,457
Total derivative assets	$1,147	$47,457	$4,564	$53,168	$(4,760)	$48,408
Derivative liabilities
Commodity contracts
Financial contracts	$(31,458)	$—	$(24,861)	$(56,319)	$56,319	$—
Physical contracts	—	—	(3,022)	(3,022)	—	(3,022)
Interest-rate contracts	—	(12,795)	—	(12,795)	—	(12,795)
Total derivative liabilities	$(31,458)	$(12,795)	$(27,883)	$(72,136)	$56,319	$(15,817)
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

The following table sets forth a reconciliation of our Level 3 fair value measurements for the periods indicated:

	Three Months Ended
	March 31,
Derivative Assets (Liabilities)	2017	2016
	(Thousands of dollars)
Net assets (liabilities) at beginning of period	$(23,319)	$7,331
Total realized/unrealized gains (losses):
Included in earnings (a)	913	(745)
Included in other comprehensive income (loss)	21,634	(6,552)
Net assets (liabilities) at end of period	$(772)	$34
(a) - Included in commodity sales revenues in our Consolidated Statements of Income.

Realized/unrealized gains (losses) include the realization of our derivative contracts through maturity. During the three months ended March 31, 2017 and 2016, gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the end of each reporting period were not material.

We recognize transfers into and out of the levels in the fair value hierarchy as of the end of each reporting period. During the three months ended March 31, 2017 and 2016, there were no transfers between levels.

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

The estimated fair value of our long-term debt, including current maturities, was $7.2 billion and $7.1 billion at March 31, 2017, and December 31, 2016, respectively. The book value of our long-term debt, including current maturities, was $6.7 billion at March 31, 2017, and December 31, 2016. The estimated fair value of the aggregate of our senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities. The estimated fair value of our long-term debt is classified as Level 2.

D.	RISK-MANAGEMENT AND HEDGING ACTIVITIES USING DERIVATIVES

Risk-Management Activities - We are sensitive to changes in natural gas, crude oil and NGL prices, principally as a result of contractual terms under which these commodities are purchased, processed and sold. We use physical-forward purchases and sales and financial derivatives to secure a certain price for a portion of our natural gas, condensate and NGL products; to reduce our exposure to commodity price and interest-rate fluctuations; and to achieve more predictable cash flows. We follow established policies and procedures to assess risk and approve, monitor and report our risk-management activities. We have not used these instruments for trading purposes. We are also subject to the risk of interest-rate fluctuation in the normal course of business.

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

In our Natural Gas Pipelines segment, we are exposed to commodity price risk because our intrastate and interstate natural gas pipelines retain natural gas from our customers for operations or as part of our fee for services provided. When the amount of natural gas consumed in operations by these pipelines differs from the amount provided by our customers, our pipelines must buy or sell natural gas, or store or use natural gas from inventory, which may expose this segment to commodity price risk depending on the regulatory treatment for this activity. To the extent that commodity price risk in our Natural Gas Pipelines segment is not mitigated by fuel cost-recovery mechanisms, we may use physical-forward sales or purchases to reduce the impact of price fluctuations related to natural gas. At March 31, 2017, and December 31, 2016, there were no financial derivative instruments with respect to our natural gas pipeline operations.

Interest-rate risk - We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. As of March 31, 2017 and December 31, 2016, we had interest-rate swaps with notional amounts totaling $1 billion to hedge the variability of our LIBOR-based interest payments and forward-starting interest-rate swaps with notional amounts totaling $1.2 billion to hedge the variability of interest payments on a portion of our forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. All of our interest-rate swaps are designated as cash flow hedges.

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

Fair Values of Derivative Instruments - See Note C for a discussion of the inputs associated with our fair value measurements. The following table sets forth the fair values of derivative instruments for the periods indicated:

		March 31, 2017		December 31, 2016
	Location in our Consolidated Balance Sheets	Assets	(Liabilities)	Assets	(Liabilities)
		(Thousands of dollars)
Derivatives designated as hedging instruments
Commodity contracts
Financial contracts	Other current assets/other current liabilities	$6,154	$(25,855)	$1,155	$(49,938)
	Other assets/deferred credits and other liabilities	6,683	—	210	(2,142)
Physical contracts	Other current assets/other current liabilities	87	(1,393)	—	(3,022)
	Other assets	421	—	—	—
Interest-rate contracts	Other current assets/other current liabilities	90	(11,316)	—	(12,795)
	Other assets	47,824	—	47,457	—
Total derivatives designated as hedging instruments		61,259	(38,564)	48,822	(67,897)
Derivatives not designated as hedging instruments
Commodity contracts
Financial contracts	Other current assets/other current liabilities	4,451	(3,796)	4,346	(4,239)
	Other assets/deferred credits and other liabilities	680	(668)	—	—
Total derivatives not designated as hedging instruments		5,131	(4,464)	4,346	(4,239)
Total derivatives		$66,390	$(43,028)	$53,168	$(72,136)

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held for the periods indicated:

		March 31, 2017		December 31, 2016
	Contract Type	Purchased/ Payor	Sold/ Receiver	Purchased/ Payor	Sold/ Receiver
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Futures and swaps	—	(38.2)	—	(38.4)
- Natural gas (Bcf)	Put options	36.0	—	49.5	—
- Crude oil and NGLs (MMBbl)	Futures, forwards and swaps	0.3	(4.5)	—	(3.6)
Basis
- Natural gas (Bcf)	Futures and swaps	—	(38.2)	—	(38.4)
Interest-rate contracts (Millions of dollars)	Swaps	$2,150.0	$—	$2,150.0	$—

Derivatives not designated as hedging instruments:
Fixed price
-Natural gas (Bcf)	Futures and swaps	3.5	—	0.4	—
- NGLs (MMBbl)	Futures, forwards and swaps	0.7	(2.6)	0.5	(0.7)
Basis
- Natural gas (Bcf)	Futures and swaps	3.5	—	0.4	—

These notional amounts are used to summarize the volume of financial instruments; however, they do not reflect the extent to which the positions offset one another and, consequently, do not reflect our actual exposure to market or credit risk.

Cash Flow Hedges - At March 31, 2017, our Consolidated Balance Sheet reflected a net loss of $112.5 million in accumulated other comprehensive loss. The portion of accumulated other comprehensive loss attributable to our commodity derivative financial instruments is an unrealized loss of $20.8 million, which is expected to be realized within the next 21 months as the forecasted transactions affect earnings. If commodity prices remain at current levels, we will realize approximately $27.9 million in net losses over the next 12 months and approximately $7.1 million in net gains thereafter. The amount deferred in accumulated other comprehensive loss attributable to our settled interest-rate swaps is a loss of $121.9 million, which will be recognized over the life of the long-term, fixed-rate debt, including losses of $16.8 million that will be reclassified into earnings during the next 12 months as the hedged items affect earnings. The remaining amounts in accumulated other comprehensive loss are attributable primarily to forward-starting interest-rate swaps with future settlement dates, which is expected to be amortized to interest expense over the life of long-term, fixed-rate debt upon issuance of the debt.

The following table sets forth the unrealized effect of cash flow hedges recognized in other comprehensive income (loss) for the periods indicated:

	Three Months Ended
Derivatives in Cash Flow Hedging Relationships	March 31,
	2017	2016
	(Thousands of dollars)
Commodity contracts	$27,328	$11,678
Interest-rate contracts	1,529	(31,611)
Total unrealized gain (loss) recognized in other comprehensive income (loss) on derivatives (effective portion)	$28,857	$(19,933)

The following table sets forth the effect of cash flow hedges in our Consolidated Statements of Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income (Effective Portion)	Three Months Ended
		March 31,
		2017	2016
		(Thousands of dollars)
Commodity contracts	Commodity sales revenues	$(15,319)	$14,499
Interest-rate contracts	Interest expense	(4,451)	(3,819)
Total gain (loss) reclassified from accumulated other comprehensive loss into net income on derivatives (effective portion)		$(19,770)	$10,680

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

From time to time, we may enter into financial derivative instruments that contain provisions that require us to maintain an investment-grade credit rating from S&P and/or Moody’s. If our credit ratings on our senior unsecured long-term debt were to decline below investment grade, the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions. There were no financial derivative instruments with contingent features related to credit risk at March 31, 2017.

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

At March 31, 2017, the net credit exposure from our derivative assets is with investment-grade companies in the financial services sector.

E.	DEBT

The following table sets forth our debt for the periods indicated:

	March 31, 2017	December 31, 2016
	(Thousands of dollars)
ONEOK Partners
Commercial paper outstanding, bearing a weighted-average interest rate of 1.51% and 1.27% respectively	$1,290,729	$1,110,277
Senior unsecured obligations:
$400,000 at 2.0% due 2017	400,000	400,000
$425,000 at 3.2% due 2018	425,000	425,000
$1,000,000 term loan, variable rate, due 2019	1,000,000	1,000,000
$500,000 at 8.625% due 2019	500,000	500,000
$300,000 at 3.8% due 2020	300,000	300,000
$900,000 at 3.375 % due 2022	900,000	900,000
$425,000 at 5.0 % due 2023	425,000	425,000
$500,000 at 4.9 % due 2025	500,000	500,000
$600,000 at 6.65% due 2036	600,000	600,000
$600,000 at 6.85% due 2037	600,000	600,000
$650,000 at 6.125% due 2041	650,000	650,000
$400,000 at 6.2% due 2043	400,000	400,000
Guardian Pipeline
Weighted average 7.85% due 2022	42,345	44,257
Total debt	8,033,074	7,854,534
Unamortized debt issuance costs and discounts	(43,743)	(45,300)
Current maturities of long-term debt	(407,650)	(407,650)
Short-term borrowings (a)	(1,290,729)	(1,110,277)
Long-term debt	$6,290,952	$6,291,307
(a) - Individual issuances of commercial paper under our $2.4 billion commercial paper program generally mature in 90 days or less. However, these issuances are supported by and reduce the borrowing capacity under our Partnership Credit Agreement.

Partnership Credit Agreement - In January 2016, we extended the term of our Partnership Credit Agreement by one year to January 2020. Our Partnership Credit Agreement is a $2.4 billion revolving credit facility and includes a $100 million sublimit for the issuance of standby letters of credit and a $150 million swingline sublimit. At March 31, 2017, and December 31, 2016, we had $14 million in letters of credit issued and no borrowings under the Partnership Credit Agreement. Our Partnership Credit Agreement is available for general partnership purposes and had available capacity of approximately $1.1 billion at March 31, 2017.

Our Partnership Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in our credit rating. Under the terms of the Partnership Credit Agreement, based on our current credit ratings, borrowings, if any, will accrue interest at LIBOR plus 117.5 basis points, and the annual facility fee is 20 basis points. Our Partnership Credit Agreement is guaranteed fully and unconditionally by the Intermediate Partnership. Borrowings under our Partnership Credit Agreement are currently nonrecourse to ONEOK.

Our Partnership Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our Partnership Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1. If we consummate one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter in which the acquisition was completed and the two following quarters. If we were to breach certain covenants in our Partnership Credit Agreement, amounts outstanding under our Partnership Credit Agreement, if any, may become due and payable immediately. At March 31, 2017, our ratio of indebtedness to adjusted EBITDA was 4.2 to 1, and we were in compliance with all covenants under our Partnership Credit Agreement.

In April 2017, ONEOK entered into the 2017 Credit Agreement with a syndicate of banks, to replace the existing ONEOK credit facility and the Partnership Credit Agreement, effective upon the closing of the Merger Transaction described in Note B and the termination of the existing ONEOK credit facility and the Partnership Credit Agreement. ONEOK’s obligations under the 2017 Credit Agreement will be guaranteed by ONEOK Partners and the Intermediate Partnership.

Senior Unsecured Obligations - All notes are senior unsecured obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness, and are structurally subordinate to any of the existing and future debt and other liabilities of any nonguarantor subsidiaries.

Issuances and maturities - In January 2016, we entered into the $1.0 billion senior unsecured Term Loan Agreement with a syndicate of banks. The Term Loan Agreement matures in January 2019 and bears interest at LIBOR plus 130 basis points based on our current credit ratings. At March 31, 2017, the interest rate was 2.28 percent. The Term Loan Agreement contains an option, which may be exercised up to two times, to extend the term of the loan, in each case, for an additional one-year term, subject to approval of the banks. The Term Loan Agreement allows prepayment of all or any portion outstanding without penalty or premium and contains substantially the same covenants as our Partnership Credit Agreement. During the first quarter 2016, we drew the full $1.0 billion available under the agreement and used the proceeds to repay $650 million of senior notes at maturity, to repay amounts outstanding under our commercial paper program and for general partnership purposes.

In April 2017, we entered into the first amendment to the Term Loan Agreement which, among other things, will add ONEOK as a guarantor to the Term Loan Agreement effective upon the closing of the Merger Transaction described in Note B.

Debt Guarantees - Neither we nor ONEOK guarantee the debt or other similar commitments of unaffiliated parties. ONEOK currently does not guarantee the debt, commercial paper, borrowings under the Partnership Credit Agreement or other similar commitments of ONEOK Partners, and ONEOK Partners currently does not guarantee the debt or other similar commitments of ONEOK. Following the completion of the Merger Transaction described in Note B, we, ONEOK and the Intermediate Partnership expect to issue, to the extent not already in place, guarantees of the indebtedness of ONEOK and ONEOK Partners.

F.	EQUITY

ONEOK - ONEOK and its affiliates owned all of the Class B units, 41.3 million common units and the entire 2 percent general partner interest in us, which together constituted a 41.2 percent ownership interest in us at March 31, 2017.

Equity Issuances - We have an “at-the-market” equity program for the offer and sale from time to time of our common units, up to an aggregate amount of $650 million. The program allows us to offer and sell our common units at prices we deem appropriate through a sales agent. Sales of common units are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common units under the program. At March 31, 2017, we had approximately $138 million of registered common units available for issuance through our “at-the-market” equity program.

During the three months ended March 31, 2017, and the year ended December 31, 2016, no common units were sold through our “at-the-market” equity program.

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

Cash Distributions - In April 2017, our general partner declared a cash distribution of $0.79 per unit ($3.16 per unit on an annualized basis) for the first quarter 2017, which will be paid on May 15, 2017, to unitholders of record at the close of business on May 1, 2017.

The following table sets forth our distributions paid during the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
	(Thousands, except per unit amounts)
Distribution per unit	$0.79	$0.79

General partner distributions	$6,660	$6,660
Incentive distributions	100,538	100,538
Distributions to general partner	107,198	107,198
Limited partner distributions to ONEOK	90,323	90,323
Limited partner distributions to other unitholders	135,480	135,480
Total distributions paid	$333,001	$333,001

Distributions are declared and paid within 45 days of the completion of each quarter. The following table sets forth our distributions declared for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
	(Thousands, except per unit amounts)
Distribution per unit	$0.79	$0.79

General partner distributions	$6,660	$6,660
Incentive distributions	100,538	100,538
Distributions to general partner	107,198	107,198
Limited partner distributions to ONEOK	90,323	90,323
Limited partner distributions to other unitholders	135,480	135,480
Total distributions declared	$333,001	$333,001

G.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the balance in accumulated other comprehensive loss for the period indicated:

	Unrealized Gains (Losses) on Risk- Management Assets/Liabilities	Unrealized Gains (Losses) on Risk- Management Assets/Liabilities of Unconsolidated Affiliates	Accumulated Other Comprehensive Loss
	(Thousands of dollars)
January 1, 2017	$(157,826)	$(3,700)	$(161,526)
Other comprehensive income (loss) before reclassifications	28,857	287	29,144
Amounts reclassified from accumulated other comprehensive loss	19,770	96	19,866
Net current-period other comprehensive income (loss) attributable to ONEOK Partners	48,627	383	49,010
March 31, 2017	$(109,199)	$(3,317)	$(112,516)

The following table sets forth the effect of reclassifications from accumulated other comprehensive loss in our Consolidated Statements of Income for the periods indicated:

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended		Affected Line Item in the Consolidated Statements of Income
	March 31,
	2017	2016
	(Thousands of dollars)
Unrealized gains (losses) on risk-management assets/liabilities
Commodity contracts	$(15,319)	$14,499	Commodity sales revenues
Interest-rate contracts	(4,451)	(3,819)	Interest expense
	$(19,770)	$10,680	Net income attributable to ONEOK Partners

Unrealized gains (losses) on risk-management assets/liabilities of unconsolidated affiliates
Interest-rate contracts	$(96)	$—	Equity in net earnings from investments

Total reclassifications for the period attributable to ONEOK Partners	$(19,866)	$10,680	Net income attributable to ONEOK Partners

H.	LIMITED PARTNERS’ NET INCOME PER UNIT

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

I.	UNCONSOLIDATED AFFILIATES

Equity in Net Earnings from Investments - The following table sets forth our equity in net earnings from investments for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
	(Thousands of dollars)
Northern Border Pipeline	$18,817	$18,674
Overland Pass Pipeline Company	13,566	13,304
Other	7,181	936
Equity in net earnings from investments	$39,564	$32,914

Unconsolidated Affiliates Financial Information - The following table sets forth summarized combined financial information of our unconsolidated affiliates for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
	(Thousands of dollars)
Income Statement
Operating revenues	$154,280	$136,572
Operating expenses	$66,936	$58,699
Net income	$81,131	$72,037

Distributions paid to us	$46,920	$46,553

We incurred expenses in transactions with unconsolidated affiliates of $36.7 million and $33.6 million for the three months ended March 31, 2017 and 2016, respectively, primarily related to Overland Pass Pipeline Company and Northern Border Pipeline. Accounts payable to our equity-method investees at March 31, 2017, and December 31, 2016, were $13.1 million and $11.1 million, respectively.

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

Roadrunner Gas Transmission - The Roadrunner limited liability company agreement provides that distributions to members are made on a pro rata basis according to each member’s ownership interest. As the operator, we have been delegated the authority to determine such distributions in accordance with, and on the frequency set forth in, the Roadrunner limited liability company agreement. Cash distributions are equal to 100 percent of available cash, as defined in the limited liability company agreement.

J.	RELATED-PARTY TRANSACTIONS

On January 31, 2017, we and ONEOK entered into the Merger Agreement pursuant to which ONEOK will acquire all of our outstanding common units representing limited partner interests in us not already directly or indirectly owned by ONEOK. For additional information on this transaction, see Note B.

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

ONEOK and its affiliates provide a variety of services to us under the Services Agreement, including cash management and financial services, employee benefits provided through ONEOK’s benefit plans, legal and administrative services, insurance and office space leased in ONEOK’s headquarters building and other field locations. Where costs are incurred specifically on behalf of one of our affiliates, the costs are billed directly to us by ONEOK. In other situations, the costs may be allocated to us through a variety of methods, depending upon the nature of the expenses and activities. For the three months ended March 31, 2017 and 2016, $100.8 million and $87.7 million, respectively, of our operating expenses were incurred with ONEOK and its affiliates.

We have an operating agreement with Roadrunner that provides for reimbursement or payment to us for management services and certain operating costs. Charges to Roadrunner included in operating income in our Consolidated Statements of Income for the three months ended March 31, 2017 and 2016, were not material.

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

Legal Proceedings - Class Action Litigation - On March 28, 2017, and April 7, 2017, two putative class action lawsuits captioned Juergen Krueger, Individually And On Behalf Of All Others Similarly Situated v. ONEOK Partners, L.P., et al (the First Complaint) and Max Federman, On Behalf of Himself and All Others Similarly Situated v. ONEOK Partners, L.P., et al (the Second Complaint, together with the First Complaint, the Complaints) were filed in the United States District Court for the Northern District of Oklahoma against us and each of the members of the ONEOK Partners GP board of directors as defendants.  The Complaints allege that the defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 14a-9 promulgated thereunder, by causing a materially incomplete and misleading preliminary proxy statement to be filed with the SEC on March 7, 2017.  Both Complaints seek various forms of relief, including injunctive relief and an award of attorneys’ fees and expenses.  Each of the defendants believes the claims asserted in the Complaints are without merit and intends to vigorously defend against this lawsuit. At this time, however, it is not possible to predict the outcome of the proceedings or their impact on us or the Merger Transaction.

Other Legal Proceedings - We are a party to various other litigation matters and claims that have arisen in the normal course of our operations. While the results of these litigation matters and claims cannot be predicted with certainty, we believe the reasonably possible losses from such matters, individually and in the aggregate, are not material. Additionally, we believe the probable final outcome of such matters will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

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

For the three months ended March 31, 2017, we had no single customer from which we received 10 percent or more of our consolidated revenues. For the three months ended March 31, 2016, we had one customer, BP p.l.c. or its affiliates, from which we received approximately 12 percent of our consolidated revenues.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended March 31, 2017	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$400,149	$2,244,000	$104,924	$2,749,073
Intersegment revenues	261,127	147,984	1,894	411,005
Total revenues	661,276	2,391,984	106,818	3,160,078
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	(488,384)	(2,048,693)	(16,603)	(2,553,680)
Operating costs	(71,789)	(78,743)	(31,753)	(182,285)
Equity in net earnings from investments	2,630	13,722	23,212	39,564
Other	234	(41)	1,284	1,477
Segment adjusted EBITDA	$103,967	$278,229	$82,958	$465,154

Depreciation and amortization	$(44,968)	$(41,115)	$(12,543)	$(98,626)
Total assets	$5,296,359	$8,194,835	$1,945,407	$15,436,601
Capital expenditures	$63,151	$20,453	$25,014	$108,618
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $296.3 million, of which $252.9 million related to sales within the segment and cost of sales and fuel of $116.5 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $68.9 million and cost of sales and fuel of $14.1 million.

Three Months Ended March 31, 2017	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
Sales to unaffiliated customers	$2,749,073	$—	$2,749,073
Intersegment revenues	411,005	(411,005)	—
Total revenues	$3,160,078	$(411,005)	$2,749,073

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(2,553,680)	$409,837	$(2,143,843)
Operating costs	$(182,285)	$111	$(182,174)
Depreciation and amortization	$(98,626)	$—	$(98,626)
Equity in net earnings from investments	$39,564	$—	$39,564
Total assets	$15,436,601	$(94,666)	$15,341,935
Capital expenditures	$108,618	$3,966	$112,584

Three Months Ended March 31, 2016	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$317,046	$1,371,425	$85,474	$1,773,945
Intersegment revenues	114,965	115,965	499	231,429
Total revenues	432,011	1,487,390	85,973	2,005,374
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	(266,300)	(1,156,950)	(3,932)	(1,427,182)
Operating costs	(69,606)	(73,182)	(27,513)	(170,301)
Equity in net earnings from investments	2,815	13,347	16,752	32,914
Other	1,115	(436)	3,059	3,738
Segment adjusted EBITDA	$100,035	$270,169	$74,339	$444,543

Depreciation and amortization	$(41,851)	$(40,706)	$(11,179)	$(93,736)
Total assets	$5,196,190	$8,016,245	$1,847,352	$15,059,787
Capital expenditures	$141,497	$34,207	$17,948	$193,652
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $281.8 million, of which $230.8 million related to sales within the segment and cost of sales and fuel of $106.8 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $54.8 million and cost of sales and fuel of $5.6 million.

Three Months Ended March 31, 2016	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
Sales to unaffiliated customers	$1,773,945	$—	$1,773,945
Intersegment revenues	231,429	(231,429)	—
Total revenues	$2,005,374	$(231,429)	$1,773,945

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(1,427,182)	$231,444	$(1,195,738)
Operating costs	$(170,301)	$(79)	$(170,380)
Depreciation and amortization	$(93,736)	$—	$(93,736)
Equity in net earnings from investments	$32,914	$—	$32,914
Total assets	$15,059,787	$(115,065)	$14,944,722
Capital expenditures	$193,652	$2,244	$195,896

	Three Months Ended
	March 31,
	2017	2016
Reconciliation of net income to total segment adjusted EBITDA	(Thousands of dollars)
Net income	$270,026	$256,286
Add:
Interest expense, net of capitalized interest	90,707	92,555
Depreciation and amortization	98,626	93,736
Income taxes	3,837	2,028
Other noncash items and equity AFUDC	1,958	(62)
Total segment adjusted EBITDA	$465,154	$444,543

M.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Condensed Consolidating Statements of Income

	Three Months Ended March 31, 2017
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$2,216.7	$—	$2,216.7
Services	—	—	532.4	—	532.4
Total revenues	—	—	2,749.1	—	2,749.1
Cost of sales and fuel (exclusive of items shown separately below)	—	—	2,143.8	—	2,143.8
Operating expenses	—	—	280.9	—	280.9
(Gain) loss on sale of assets	—	—	—	—	—
Operating income	—	—	324.4	—	324.4
Equity in net earnings from investments	269.1	269.1	20.7	(519.3)	39.6
Other income (expense), net	91.3	91.3	0.6	(182.6)	0.6
Interest expense, net	(91.3)	(91.3)	(90.7)	182.6	(90.7)
Income before income taxes	269.1	269.1	255.0	(519.3)	273.9
Income taxes	—	—	(3.9)	—	(3.9)
Net income	269.1	269.1	251.1	(519.3)	270.0
Less: Net income attributable to noncontrolling interests	—	—	0.9	—	0.9
Net income attributable to ONEOK Partners, L.P.	$269.1	$269.1	$250.2	$(519.3)	$269.1

	Three Months Ended March 31, 2016
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$1,283.5	$—	$1,283.5
Services	—	—	490.4	—	490.4
Total revenues	—	—	1,773.9	—	1,773.9
Cost of sales and fuel (exclusive of items shown separately below)	—	—	1,195.7	—	1,195.7
Operating expenses	—	—	264.1	—	264.1
(Gain) loss on sale of assets	—	—	(4.1)	—	(4.1)
Operating income	—	—	318.2	—	318.2
Equity in net earnings from investments	253.5	253.5	14.2	(488.3)	32.9
Other income (expense), net	94.4	94.4	(0.2)	(188.8)	(0.2)
Interest expense, net	(94.4)	(94.4)	(92.6)	188.8	(92.6)
Income before income taxes	253.5	253.5	239.6	(488.3)	258.3
Income taxes	—	—	(2.0)	—	(2.0)
Net income	253.5	253.5	237.6	(488.3)	256.3
Less: Net income attributable to noncontrolling interests	—	—	2.8	—	2.8
Net income attributable to ONEOK Partners, L.P.	$253.5	$253.5	$234.8	$(488.3)	$253.5

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended March 31, 2017
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$269.1	$269.1	$251.1	$(519.3)	$270.0
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	28.8	27.3	27.3	(54.6)	28.8
Realized (gains) losses on derivatives recognized in net income	19.8	15.3	15.3	(30.6)	19.8
Other comprehensive income (loss) on investments in unconsolidated affiliates	0.4	0.4	0.4	(0.8)	0.4
Total other comprehensive income (loss)	49.0	43.0	43.0	(86.0)	49.0
Comprehensive income	318.1	312.1	294.1	(605.3)	319.0
Less: Comprehensive income attributable to noncontrolling interests	—	—	0.9	—	0.9
Comprehensive income attributable to ONEOK Partners, L.P.	$318.1	$312.1	$293.2	$(605.3)	$318.1

	Three Months Ended March 31, 2016
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$253.5	$253.5	$237.6	$(488.3)	$256.3
Other comprehensive income (loss)
Unrealized gains (losses) on derivatives	(19.9)	11.7	11.7	(23.4)	(19.9)
Realized (gains) losses on derivatives recognized in net income	(10.7)	(14.5)	(14.5)	29.0	(10.7)
Other comprehensive income (loss) on investments in unconsolidated affiliates	(5.8)	(5.8)	(5.8)	11.6	(5.8)
Total other comprehensive income (loss)	(36.4)	(8.6)	(8.6)	17.2	(36.4)
Comprehensive income	217.1	244.9	229.0	(471.1)	219.9
Less: Comprehensive income attributable to noncontrolling interests	—	—	2.8	—	2.8
Comprehensive income attributable to ONEOK Partners, L.P.	$217.1	$244.9	$226.2	$(471.1)	$217.1

Condensed Consolidating Balance Sheets

	March 31, 2017
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$—	$8.5	$—	$—	$8.5
Accounts receivable, net	—	—	734.8	—	734.8
Affiliate receivables	—	—	0.2	—	0.2
Natural gas and natural gas liquids in storage	—	—	193.3	—	193.3
Other current assets	0.1	—	128.8	—	128.9
Total current assets	0.1	8.5	1,057.1	—	1,065.7
Property, plant and equipment
Property, plant and equipment	—	—	14,930.5	—	14,930.5
Accumulated depreciation and amortization	—	—	2,482.9	—	2,482.9
Net property, plant and equipment	—	—	12,447.6	—	12,447.6
Investments and other assets
Intercompany notes receivable	10,786.3	6,881.6	—	(17,667.9)	—
Other assets	3,249.0	7,097.4	1,455.2	(9,973.0)	1,828.6
Total investments and other assets	14,035.3	13,979.0	1,455.2	(27,640.9)	1,828.6
Total assets	$14,035.4	$13,987.5	$14,959.9	$(27,640.9)	$15,341.9
Liabilities and equity
Current liabilities
Current maturities of long-term debt	$400.0	$—	$7.7	$—	$407.7
Short-term borrowings	1,290.7	—	—	—	1,290.7
Accounts payable	—	—	691.7	—	691.7
Affiliate payables	—	—	22.7	—	22.7
Other current liabilities	83.5	—	198.1	—	281.6
Total current liabilities	1,774.2	—	920.2	—	2,694.4

Intercompany debt	—	10,786.3	6,881.6	(17,667.9)	—

Long-term debt, excluding current maturities	6,256.3	—	34.7	—	6,291.0

Deferred credits and other liabilities	—	—	193.8	—	193.8

Commitments and contingencies

Equity
Equity excluding noncontrolling interests in consolidated subsidiaries	6,004.9	3,201.2	6,771.8	(9,973.0)	6,004.9
Noncontrolling interests in consolidated subsidiaries	—	—	157.8	—	157.8
Total equity	6,004.9	3,201.2	6,929.6	(9,973.0)	6,162.7
Total liabilities and equity	$14,035.4	$13,987.5	$14,959.9	$(27,640.9)	$15,341.9

	December 31, 2016
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$—	$0.4	$—	$—	$0.4
Accounts receivable, net	—	—	872.3	—	872.3
Affiliate receivables	—	—	1.0	—	1.0
Natural gas and natural gas liquids in storage	—	—	140.0	—	140.0
Materials and supplies	—	—	60.9	—	60.9
Other current assets	—	—	99.6	—	99.6
Total current assets	—	0.4	1,173.8	—	1,174.2
Property, plant and equipment
Property, plant and equipment	—	—	14,854.7	—	14,854.7
Accumulated depreciation and amortization	—	—	2,392.0	—	2,392.0
Net property, plant and equipment	—	—	12,462.7	—	12,462.7
Investments and other assets
Intercompany notes receivable	10,615.0	7,031.3	—	(17,646.3)	—
Other assets	3,269.6	6,805.4	1,457.2	(9,699.8)	1,832.4
Total investments and other assets	13,884.6	13,836.7	1,457.2	(27,346.1)	1,832.4
Total assets	$13,884.6	$13,837.1	$15,093.7	$(27,346.1)	$15,469.3
Liabilities and equity
Current liabilities
Current maturities of long-term debt	$400.0	$—	$7.7	$—	$407.7
Short-term borrowings	1,110.3	—	—	—	1,110.3
Accounts payable	—	—	862.4	—	862.4
Affiliate payables	—	—	68.2	—	68.2
Other current liabilities	99.9	—	275.9	—	375.8
Total current liabilities	1,610.2	—	1,214.2	—	2,824.4

Intercompany debt	—	10,615.0	7,031.3	(17,646.3)	—

Long-term debt, excluding current maturities	6,254.7	—	36.6	—	6,291.3

Deferred credits and other liabilities	—	—	175.8	—	175.8

Commitments and contingencies

Equity
Equity excluding noncontrolling interests in consolidated subsidiaries	6,019.7	3,222.1	6,477.7	(9,699.8)	6,019.7
Noncontrolling interests in consolidated subsidiaries	—	—	158.1	—	158.1
Total equity	6,019.7	3,222.1	6,635.8	(9,699.8)	6,177.8
Total liabilities and equity	$13,884.6	$13,837.1	$15,093.7	$(27,346.1)	$15,469.3

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2017
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Operating activities
Cash provided by operating activities	$322.1	$18.8	$272.4	$(333.0)	$280.3
Investing activities
Capital expenditures	—	—	(112.6)	—	(112.6)
Other investing activities	—	2.9	0.3	—	3.2
Cash provided by (used in) investing activities	—	2.9	(112.3)	—	(109.4)
Financing activities
Cash distributions:
General and limited partners	(333.0)	(333.0)	—	333.0	(333.0)
Noncontrolling interests	—	—	(1.2)	—	(1.2)
Intercompany borrowings (advances), net	(162.4)	319.4	(157.0)	—	—
Borrowing (repayment) of short-term borrowings, net	180.5	—	—	—	180.5
Repayment of long-term debt	—	—	(1.9)	—	(1.9)
Other	(7.2)	—	—	—	(7.2)
Cash used in financing activities	(322.1)	(13.6)	(160.1)	333.0	(162.8)
Change in cash and cash equivalents	—	8.1	—	—	8.1
Cash and cash equivalents at beginning of period	—	0.4	—	—	0.4
Cash and cash equivalents at end of period	$—	$8.5	$—	$—	$8.5

	Three Months Ended March 31, 2016
(Unaudited)	Parent	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Operating activities
Cash provided by operating activities	$318.8	$18.7	$261.8	$(333.0)	$266.3
Investing activities
Capital expenditures	—	—	(195.9)	—	(195.9)
Other investing activities	—	3.2	23.2	—	26.4
Cash provided by (used in) investing activities	—	3.2	(172.7)	—	(169.5)
Financing activities
Cash distributions:
General and limited partners	(333.0)	(333.0)	—	333.0	(333.0)
Noncontrolling interests	—	—	(2.5)	—	(2.5)
Intercompany borrowings (advances), net	(231.2)	315.9	(84.7)	—	—
Borrowing (repayment) of short-term borrowings, net	(101.8)	—	—	—	(101.8)
Issuance of long-term debt, net of discounts	1,000.0	—	—	—	1,000.0
Debt financing costs	(2.8)	—	—	—	(2.8)
Repayment of long-term debt	(650.0)	—	(1.9)	—	(651.9)
Cash used in financing activities	(318.8)	(17.1)	(89.1)	333.0	(92.0)
Change in cash and cash equivalents	—	4.8	—	—	4.8
Cash and cash equivalents at beginning of period	—	5.1	—	—	5.1
Cash and cash equivalents at end of period	$—	$9.9	$—	$—	$9.9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Merger Transaction - On January 31, 2017, we and ONEOK entered into the Merger Agreement pursuant to which ONEOK will acquire all of our outstanding common units representing limited partner interests in us not already directly or indirectly owned by ONEOK in an all stock-for-unit transaction at a ratio of 0.985 of a share of ONEOK common stock per common unit of ONEOK Partners, in a taxable transaction to our common unitholders. Following completion of the Merger Transaction, all of our outstanding common units will be directly or indirectly owned by ONEOK and will no longer be publicly traded. All of our outstanding debt is expected to remain outstanding. We, ONEOK and the Intermediate Partnership expect to issue, to the extent not already in place, guarantees of the indebtedness of ONEOK and ONEOK Partners.

For additional information on this transaction, see Note B of the Notes to Consolidated Financial Statements in this Quarterly Report.

Business Update and Market Conditions - We operate predominantly fee-based businesses in each of our three reportable segments and expect our consolidated earnings to be approximately 90 percent fee-based in 2017. In the first quarter 2017, our Natural Gas Gathering and Processing segment’s fee revenues averaged 83 cents per MMBtu, compared with an average of 68 cents per MMBtu in the same period in 2016, due to our contract restructuring efforts to address commodity price risk. We connected three third-party natural gas processing plants in our Natural Gas Liquids segment in the first quarter 2017, and our fee-based transportation services increased in our Natural Gas Pipelines segment, compared with the first quarter 2016. We continue to expect demand for midstream services and infrastructure development to be primarily driven by producers who need to connect production with end-use markets where current infrastructure is insufficient. We also expect additional demand for our services to support increased demand for NGL products from the petrochemical industry and NGL exporters, and increased demand for natural gas from power plants previously fueled by coal and natural gas exports.

We have available capacity on our integrated network of assets to grow fee-based earnings with minimal capital investments. We are connected to supply in attractive, productive basins and have significant basin diversification across our asset footprint from the Williston, Permian and Powder River Basins to the STACK and SCOOP areas of the Anadarko Basin in Oklahoma. In addition, we are connected to major market centers for natural gas and NGL products. While our Natural Gas Gathering and Processing and Natural Gas Liquids segments generate predominately fee-based earnings, those segments’ results of operations are exposed to volumetric risk. Our exposure to volumetric risk can result from reduced drilling activity, severe weather disruptions, operational outages and ethane rejection.

STACK and SCOOP - We expect each of our business segments to benefit from increasing production activity in the Mid-Continent region from the highly productive STACK and SCOOP areas, where there was an increase in producer activity in late 2016 and early 2017, which we expect to continue throughout 2017. As producers continue to develop the STACK and SCOOP areas, we expect natural gas and NGL volumes on our systems to increase primarily in the second half of 2017, compared with 2016 volumes, and expect increased demand for our services from producers that need incremental takeaway capacity for natural gas and NGLs out of the region. We anticipate NGL volume growth in the Mid-Continent region will also be driven by expected increases in ethane recovery in the second half of 2017 as new world-scale ethylene production projects, petrochemical plant modifications, plant expansions and export facilities near completion and begin coming on line.

In our Natural Gas Gathering and Processing segment, we have more than 200,000 acres dedicated to us in the STACK and SCOOP areas. In our Natural Gas Liquids segment, we are the largest NGL takeaway provider in the STACK and SCOOP areas through connections to more than 100 third-party natural gas processing plants in the Mid-Continent region. In the STACK and SCOOP areas, we connected one third-party natural gas processing plant in the first quarter 2017 and expect to connect two additional third-party natural gas processing plants to our NGL system in the remainder of 2017. In our Natural Gas Pipelines segment, we are connected to more than 30 natural gas processing plants in Oklahoma, which have a total processing capacity of approximately 1.8 Bcf/d, and are expanding the ONEOK Gas Transmission Pipeline, with additional compression, to serve a firm commitment for the westbound transportation of 100 MMcf/d of natural gas out of the STACK and SCOOP areas.

Williston Basin - We expect each of our business segments to benefit from increasing production activity in the Williston Basin, where there was an increase in producer activity in late 2016 and early 2017, which we expect to continue throughout 2017. In our Natural Gas Gathering and Processing segment, our completed growth projects, including our Bear Creek natural gas processing plant and infrastructure project that was completed in August 2016, have increased our gathering and processing capacity and allowed us to capture natural gas from new wells being drilled and natural gas from wells that previously flared natural gas production. We have available natural gas processing capacity in this basin of approximately 175 MMcf/d. In our Natural Gas Liquids segment, we are the largest NGL takeaway provider in the basin through connections to more than 10 natural gas processing plants, both third-party and our own, and we connected one new third-party natural gas processing plant in the Rocky Mountain region in the first quarter 2017. Volumes being flared on our dedicated acreage averaged approximately 60-80 MMcf/d in the first quarter 2017 and represent future volume growth opportunities in our Natural Gas Liquids and Natural Gas Gathering and Processing segments.

In this region, we experienced severe winter weather during the first quarter of 2017 that temporarily reduced our natural gas volumes in our Natural Gas Gathering and Processing segment, which had an unfavorable impact on our financial results.

Permian Basin - We expect our Natural Gas Liquids and Natural Gas Pipelines business segments to benefit from increasing production activity in the Permian Basin from the highly productive Delaware and Midland Basins, where there was an increase in producer activity in late 2016 and early 2017, which we expect to continue throughout 2017.

In our Natural Gas Liquids segment, we are well-positioned in the Permian Basin and are connected to nearly 40 third-party natural gas processing plants through our West Texas LPG joint venture. In the Permian Basin, we connected one third-party natural gas processing plant in the first quarter 2017 and expect to connect one additional third-party natural gas processing plant in the remainder of 2017. In our Natural Gas Pipelines segment, we believe we are well-positioned in the Delaware Basin and have a significant position in the Midland Basin. We are connected to more than 25 natural gas processing plants serving the Permian Basin, which have a total processing capacity of approximately 1.9 Bcf/d. The Roadrunner pipeline transports natural gas from the Permian Basin in West Texas to the Mexican border near El Paso, Texas, and is fully subscribed with 25-year firm demand charge, fee-based agreements. The Roadrunner pipeline connects with our existing natural gas pipeline and storage infrastructure in Texas and, together with our WesTex intrastate natural gas pipeline expansion project, creates a platform for future opportunities to deliver natural gas supply to Mexico. Roadrunner’s long-term firm demand transportation service contracts provide markets in Mexico access to upstream supply basins in West Texas and the Mid-Continent region, which adds location and price diversity to their supply mix and supports the plan of Mexico’s national electric utility, Comisión Federal de Electricidad, to replace oil-fueled power plants with natural gas-fueled power plants, which are more economical and produce fewer GHG emissions.

Ethane Opportunity - Ethane recovery levels by natural gas processors delivering to our NGL system have recently increased, primarily in the Mid-Continent region. Ethane rejection levels across our system averaged more than 150 MBbl/d in the first three months of 2017, compared with an average of more than 175 MBbl/d in the same period in 2016. While the volume of ethane recovered increased during the three months ended March 31, 2017, compared with the same period in 2016, a portion of the fees associated with those volumes gathered and fractionated was previously being earned under contracts with minimum volume obligations. We expect ethane recovery levels to fluctuate for the remainder of 2017 as ethane supply and demand begin to balance and as the price differentials between ethane and natural gas change. We expect ethane recovery levels to increase, first in regions closest to market centers, as ethylene producers and NGL exporters increase their capacity to consume and export additional ethane volumes in the second half of 2017. We expect the future ethane recoveries to have a favorable impact on our financial results, primarily in the second half of 2017.

Cash Distributions - In April 2017, our general partner declared a cash distribution of $0.79 per unit ($3.16 per unit on an annualized basis) for the first quarter 2017, which will be paid on May 15, 2017, to unitholders of record as of the close of business on May 1, 2017.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2017 vs. 2016
Financial Results	2017	2016	Increase (Decrease)
	(Millions of dollars)
Revenues
Commodity sales	$2,216.7	$1,283.5	$933.2	73%
Services	532.4	490.4	42.0	9%
Total revenues	2,749.1	1,773.9	975.2	55%
Cost of sales and fuel (exclusive of items shown separately below)	2,143.8	1,195.7	948.1	79%
Operating costs	182.3	170.4	11.9	7%
Depreciation and amortization	98.6	93.7	4.9	5%
(Gain) loss on sale of assets	—	(4.1)	(4.1)	(100%)
Operating income	$324.4	$318.2	$6.2	2%
Equity in net earnings from investments	$39.6	$32.9	$6.7	20%
Interest expense, net of capitalized interest	$(90.7)	$(92.6)	$(1.9)	(2%)
Net income	$270.0	$256.3	$13.7	5%
Adjusted EBITDA	$464.2	$444.6	$19.6	4%
Capital expenditures	$112.6	$195.9	$(83.3)	(43%)
See reconciliation of net income to adjusted EBITDA in the “Adjusted EBITDA” section.

Due to the nature of our contracts, changes in commodity prices and sales volumes affect both commodity sales and cost of sales and fuel in our Consolidated Statements of Income and therefore the impact is largely offset between the two line items.

Operating income and adjusted EBITDA increased for the three months ended March 31, 2017, compared with the same period in 2016, due primarily to higher fees resulting from contract restructuring in our Natural Gas Gathering and Processing segment, higher transportation services due to increased firm demand charge contracted capacity in our Natural Gas Pipelines segment and increased optimization and marketing activities in our Natural Gas Liquids segment resulting primarily from wider location price differentials. These increases were offset partially by lower volumes due to severe winter weather in our Natural Gas Gathering and Processing segment, higher operating costs related to increased ad valorem taxes in our Natural Gas Liquids and Natural Gas Pipelines segments and higher labor and employee-related costs. Operating income was also impacted by higher depreciation expense in the three months ended March 31, 2017, compared with the same period in 2016, due to projects completed in 2016. In the three months ended March 31, 2017, we incurred operating costs related to the Merger Transaction of approximately $1.1 million.

Equity in net earnings from investments increased for the three months ended March 31, 2017, compared with the same period in 2016, due primarily to higher firm transportation revenues on Roadrunner, which added capacity in October 2016 that is fully subscribed under long-term firm demand charge contracts.

Capital expenditures decreased for the three months ended March 31, 2017, compared with the same period in 2016, due to projects placed in service in 2016 and fewer well connections in our Natural Gas Gathering and Processing segment due to the impact of severe winter weather in the Williston Basin in the first quarter 2017.

Additional information regarding our financial results and operating information is provided in the following discussion for each of our segments.

Natural Gas Gathering and Processing

Overview - Our Natural Gas Gathering and Processing segment provides midstream services to contracted producers in North Dakota, Montana, Wyoming, Kansas and Oklahoma. Raw natural gas is gathered, compressed and transported through pipelines to our processing facilities. In order for the natural gas to be accepted by the downstream market, it must have contaminants, such as water, nitrogen and carbon dioxide, removed and NGLs separated for further processing. Processed natural gas, usually referred to as residue natural gas, is then recompressed and delivered to natural gas pipelines, storage facilities and end users. The separated NGLs are in a mixed, unfractionated form and are sold and delivered through natural gas liquids pipelines to fractionation facilities for further separation.

We gather and process natural gas in the Williston Basin, which is located in portions of North Dakota and Montana, including the oil-producing, NGL-rich Bakken Shale and Three Forks formations, and is an active drilling region. Our completed growth projects, including our Bear Creek natural gas processing plant and infrastructure project that was completed in August 2016, have increased our gathering and processing capacity and allowed us to capture natural gas from new wells being drilled and from wells that previously flared natural gas production. Our Mid-Continent region is an active drilling region and includes the NGL-rich STACK and SCOOP areas in the Anadarko Basin and the Cana-Woodford Shale, Woodford Shale, Springer Shale, Meramec, Granite Wash and Mississippian Lime formation of Oklahoma and Kansas; and the Hugoton and Central Kansas Uplift Basins of Kansas. The Powder River Basin is primarily located in Wyoming, which includes the NGL-rich Niobrara Shale and Frontier, Turner and Sussex formations where we provide gathering and processing services to customers in the southeast portion of Wyoming.

Revenues for this segment are derived primarily from POP with fee contracts and fee-only contracts. Under a POP with fee contract, we charge fees for gathering, treating, compressing and processing the producer’s natural gas. We also generally purchase the producer’s raw natural gas, which we process into residue natural gas and NGLs, then we sell these commodities and associated condensate to downstream customers. We remit sales proceeds to the producer according to the contractual terms and retain our portion. Over time as these contracts are renewed or restructured, we have generally increased the fee components. Additionally, under certain POP with fee contracts our fee revenues may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds. With a fee-only contract, we are paid a fee for the services we provide, based on volumes gathered, processed, treated and/or compressed.

We have restructured many of our contracts to significantly increase our fees, and as a result of these restructured contracts, our Natural Gas Gathering and Processing segment’s earnings are primarily fee-based. These restructured contracts favorably impacted our results for the three months ended March 31, 2017, and we expect to continue to receive the benefit of improved earnings from these contracts. Our direct commodity price sensitivity in this segment has decreased as a result of these restructured contracts. To mitigate the impact of our remaining commodity price exposure, we have hedged a significant portion of our Natural Gas Gathering and Processing segment’s commodity price risk for 2017 and 2018. This segment has substantial acreage dedications in some of the most productive areas of the Williston Basin and Mid-Continent region, specifically the STACK and SCOOP, which helps to mitigate volumetric risk.

Our natural gas gathered and processed volumes in the Williston Basin decreased for the three months ended March 31, 2017, compared with the same period in 2016, due primarily to severe winter weather in the first quarter 2017. We expect that Williston Basin volumes for 2017 will increase slightly compared with 2016 due to the following:

•	producers focusing their drilling and completion in the most productive areas in which we have substantial acreage dedications and significant gathering and processing assets;

•	continued improvements in production by producers due to enhanced completion techniques and more efficient drilling rigs; and

•	the opportunity to capture additional natural gas from wells that currently flare natural gas production; offset partially by

•	natural production declines.

In the Mid-Continent region, we have significant natural gas gathering and processing assets in Oklahoma and Kansas. With the emerging STACK and SCOOP areas, we anticipate increased producer activity, where we have substantial acreage dedications in these productive areas. Although volumes decreased for the three months ended March 31, 2017, compared with the same period in 2016, we expect our average natural gas volumes to grow in 2017 due to continued drilling and completion activity, offset partially by the natural production declines from existing wells connected to our system.

Growth Projects - Our Natural Gas Gathering and Processing segment is investing in growth projects in NGL-rich areas, including the Bakken Shale and Three Forks formation in the Williston Basin and STACK and SCOOP areas of the Anadarko Basin, that we expect will enable us to meet the needs of crude oil and natural gas producers in those areas. Nearly all of the new natural gas production is from horizontally drilled wells in nonconventional resource areas. These wells tend to produce volumes at higher initial production rates resulting generally in higher initial decline rates than conventional vertical wells; however, the decline rates flatten out over time. These wells are expected to have long productive lives.

In August 2016, we completed the 80 MMcf/d Bear Creek processing plant and infrastructure project in the Williston Basin for approximately $240 million, excluding capitalized interest.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Selected Financial Results - The following table sets forth certain selected financial results for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2017 vs. 2016
Financial Results	2017	2016	Increase (Decrease)
	(Millions of dollars)
NGL sales	$245.5	$94.6	$150.9	*
Condensate sales	19.0	12.7	6.3	50%
Residue natural gas sales	210.5	157.7	52.8	33%
Gathering, compression, dehydration and processing fees and other revenue	186.3	167.0	19.3	12%
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	(488.4)	(266.3)	222.1	83%
Operating costs	(71.8)	(69.6)	2.2	3%
Equity in net earnings from investments	2.6	2.8	(0.2)	(7%)
Other	0.3	1.1	(0.8)	(73%)
Adjusted EBITDA	$104.0	$100.0	$4.0	4%
Capital expenditures	$63.2	$141.5	$(78.3)	(55%)
* Percentage change is greater than 100 percent.
See reconciliation of net income to adjusted EBITDA in the “Adjusted EBITDA” section.

Due to the nature of our contracts, changes in commodity prices and sales volumes affect commodity sales and cost of sales and fuel and therefore the impact is largely offset between these line items.

Adjusted EBITDA increased $4.0 million for the three months ended March 31, 2017, compared with the same period in 2016, primarily as a result of the following:

•
an increase of $19.8 million due primarily to restructured contracts resulting in higher fee revenues from increased average fee rates, offset partially by a lower percentage of proceeds retained from the sale of commodities purchased under our POP with fee contracts; offset partially by

•	a decrease of $10.2 million due primarily to lower volumes as a result of severe winter weather in the first quarter of 2017;

•	a decrease of $2.4 million due primarily to lower realized natural gas prices; and

•	an increase of $2.2 million in operating costs due primarily to increased labor and higher employee-related costs, partially offset by lower outside service expenses.

Capital expenditures decreased for the three months ended March 31, 2017, compared with the same period in 2016, due to projects placed in service in 2016 and fewer well connections due to the impact of severe winter weather in the Williston Basin in the first quarter 2017.

Selected Operating Information - The following tables set forth selected operating information for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended
	March 31,
Operating Information (a)	2017	2016
Natural gas gathered (BBtu/d)	1,985	2,128
Natural gas processed (BBtu/d) (b)	1,863	1,948
NGL sales (MBbl/d)	172	155
Residue natural gas sales (BBtu/d)	793	941
Realized composite NGL net sales price ($/gallon) (c) (d)	$0.19	$0.20
Realized condensate net sales price ($/Bbl) (c) (e)	$32.32	$33.72
Realized residue natural gas net sales price ($/MMBtu) (c) (e)	$2.38	$2.62
Average fee rate ($/MMBtu)	$0.83	$0.68
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.
(c) - Includes the impact of hedging activities on our equity volumes.
(d) - Net of transportation and fractionation costs.
(e) - Net of transportation costs.

Natural gas gathered and natural gas processed decreased during the three months ended March 31, 2017, compared with the same period in 2016, due to the impact of severe winter weather in the first quarter 2017 and natural production declines on existing wells. NGL sales increased and residue natural gas sales decreased due primarily to increased ethane recovery.

The quantity and composition of NGLs and natural gas have varied as new plants were placed in service and to ensure natural gas and natural gas liquids pipeline specifications were met.

	Three Months Ended
	March 31,
Equity Volume Information (a)	2017	2016

NGL sales - including ethane (MBbl/d)	9.8	16.4
Condensate sales (MBbl/d)	3.1	2.7
Residue natural gas sales (BBtu/d)	71.1	83.8
(a) - Includes volumes for consolidated entities only.

Our equity NGL and natural gas volumes decreased during the three months ended March 31, 2017, compared with the same period in 2016, due to our contract restructuring efforts and the impact of severe winter weather in the first quarter 2017. As contracts are renewed or restructured, we have generally increased the fee component and lowered the percentage of proceeds that we retain from the sale of commodities.

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

Revenues for our Natural Gas Liquids segment are derived primarily from fee-based services that we provide to our customers and from the physical optimization of our assets. We also purchase NGLs and condensate from third parties, as well as from our Natural Gas Gathering and Processing segment. Our fee-based services have increased due primarily to new supply connections, expansion of existing connections and the completion of capital-growth projects. Our business activities are categorized as exchange services, transportation and storage services, and optimization and marketing, which are defined as follows:

•
Exchange services - we utilize our assets to gather, fractionate and/or treat, and transport unfractionated NGLs, thereby converting them into marketable NGL products shipped to a market center or customer-designated location. Many of these exchange volumes are under contracts with minimum volume commitments that provide a minimum level of revenues regardless of volumetric throughput. Our exchange services activities are primarily fee-based and include some rate-regulated tariffs; however, we also capture certain product price differentials through the fractionation process.

•
Transportation and storage services - we transport NGL products and refined petroleum products, primarily under FERC-regulated tariffs. Tariffs specify the maximum rates we may charge our customers and the general terms and conditions for NGL transportation service on our pipelines. Our storage activities consist primarily of fee-based NGL storage services at our Mid-Continent and Gulf Coast storage facilities.

•
Optimization and marketing - we utilize our assets, contract portfolio and market knowledge to capture location, product and seasonal price differentials. We primarily transport NGL products between Conway, Kansas, and Mont Belvieu, Texas, to capture the location price differentials between the two market centers. Our marketing activities also include utilizing our natural gas liquids storage facilities to capture seasonal price differentials. A growing portion of our marketing activities serves truck and rail markets. Our isomerization activities capture the price differential when normal butane is converted into the more valuable iso-butane at our isomerization unit in Conway, Kansas.

Supply growth from the development of NGL-rich areas and capacity available on pipelines that connect the Mid-Continent and Gulf Coast resulted in NGL price differentials remaining narrow between the Mid-Continent market center at Conway, Kansas, and the Gulf Coast market center at Mont Belvieu, Texas. We expect these narrow price differentials to persist between these two market centers until demand for NGLs increases from petrochemical companies and exporters, which we anticipate to begin in the second half of 2017.

Supply growth has resulted in available ethane supplies that are greater than the petrochemical industry’s current demand. As a result, low or unprofitable price differentials between ethane and natural gas have resulted in ethane rejection at most of our and our customers’ natural gas processing plants connected to our NGL system in the Mid-Continent and Rocky Mountain regions, which reduced the ethane component of natural gas liquids volumes gathered, fractionated, transported and sold across our assets. Through ethane rejection, natural gas processors leave some of the ethane component in the natural gas stream sold at the tailgate of natural gas processing plants. Ethane recovery levels by natural gas processors delivering to our NGL system have increased, primarily in the Mid-Continent region. Ethane rejection levels across our system averaged more than 150 MBbl/d in the first three months of 2017, compared with an average of more than 175 MBbl/d in the same period in 2016. While the volume of ethane recovered increased during the three months ended March 31, 2017, compared with the same period in 2016, a portion of the fees associated with those volumes gathered and fractionated was previously being earned under contracts with minimum volume obligations. We expect ethane recovery levels to fluctuate for the remainder of 2017 as ethane supply and demand begin to balance and as the price differentials between ethane and natural gas change. We expect ethane recovery levels to increase, first in regions closest to market centers, as ethylene producers and NGL exporters increase their capacity to consume and export additional ethane volumes in the second half of 2017.

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

Our Natural Gas Liquids segment invests in NGL-related projects to accommodate the transportation, fractionation and storage of NGL supply from shale and other resource development areas across our asset base, to alleviate expected infrastructure constraints between the Mid-Continent and Gulf Coast market centers and to meet increasing petrochemical industry and NGL export demand in the Gulf Coast.

We connected three third-party natural gas processing plants to our NGL system in the first quarter 2017, one each in the Mid-Continent and Rocky Mountain regions and the Permian Basin. We expect to connect two additional third-party natural gas processing plants in the Mid-Continent region and one additional third-party natural gas processing plant in the Permian Basin in the remainder of 2017.

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

Selected Financial Results - The following table sets forth certain selected financial results for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2017 vs. 2016
Financial Results	2017	2016	Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$2,008.0	$1,117.1	$890.9	80%
Exchange service revenues	333.3	322.9	10.4	3%
Transportation and storage revenues	50.7	47.4	3.3	7%
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	(2,048.7)	(1,157.0)	891.7	77%
Operating costs	(78.7)	(73.2)	5.5	8%
Equity in net earnings from investments	13.7	13.3	0.4	3%
Other	(0.1)	(0.3)	0.2	67%
Adjusted EBITDA	$278.2	$270.2	$8.0	3%
Capital expenditures	$20.5	$34.2	$(13.7)	(40%)
See reconciliation of net income to adjusted EBITDA in the “Adjusted EBITDA” section.

Due to the nature of our contracts, changes in commodity prices and sales volumes generally affect both NGL and condensate sales, and cost of sales and fuel, and the impact is largely offset between these line items.
Adjusted EBITDA increased $8.0 million for the three months ended March 31, 2017, compared with the same period in 2016, primarily as a result of the following:

•	an increase of $5.3 million in optimization and marketing due primarily to wider location price differentials;

•	an increase of $3.9 million in transportation and storage services due to higher volumes on our distribution pipelines and higher storage and terminaling revenue in the Gulf Coast region;

•
an increase of $3.6 million due to wider product price differentials, increased exchange service volumes from recently connected natural gas processing plants primarily in the Williston Basin, increased ethane recovery and increased volumes gathered in the STACK and SCOOP areas, offset partially by decreased volumes gathered from the Barnett Shale and lower rates on the West Texas LPG system; offset partially by

•	an increase of $5.5 million in operating costs due primarily to higher ad valorem taxes and higher employee-related costs.

Capital expenditures decreased for the three months ended March 31, 2017, compared with the same period in 2016, due primarily to completed capital projects.

Selected Operating Information - The following table sets forth selected operating information for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended
	March 31,
Operating Information	2017	2016
NGLs transported-gathering lines (MBbl/d) (a)	764	751
NGLs fractionated (MBbl/d) (b)	574	550
NGLs transported-distribution lines (MBbl/d) (a)	550	474
Average Conway-to-Mont Belvieu OPIS price differential - ethane in ethane/propane mix ($/gallon)	$0.03	$0.03
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.

NGLs transported on gathering lines and NGLs fractionated increased for the three months ended March 31, 2017, compared with the same period in 2016, due to increased volumes from new plant connections primarily in the Williston Basin, increased ethane recovery and increased Mid-Continent volumes gathered from the STACK and SCOOP areas. The increase in NGLs transported on gathering lines was offset partially by decreased volumes gathered from the Barnett Shale.

While the volume of ethane recovered increased for the three months ended March 31, 2017, compared with the same period in 2016, a portion of the fees associated with those volumes gathered and fractionated was previously being earned under contracts with minimum volume obligations.

NGLs transported on distribution lines increased for the three months ended March 31, 2017, compared with the same period in 2016, due primarily to higher fractionated volumes as discussed above and due to increased volumes transported for our optimization activities.

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

Intrastate Pipelines - Our intrastate natural gas pipeline assets in Oklahoma transport natural gas through the state and have access to the major natural gas production areas in the Mid-Continent region, which include the STACK and SCOOP areas in the Anadarko Basin and the Cana-Woodford Shale, Woodford Shale, Springer Shale, Meramec, Granite Wash and Mississippian Lime formations. Our intrastate natural gas pipeline assets in Oklahoma serve end-use markets, such as local distribution companies and power generation companies. In Texas, our intrastate natural gas pipelines are connected to the major natural gas producing formations in the Texas Panhandle, including the Granite Wash formation and Delaware, Cline and Midland producing formations in the Permian Basin. These pipelines are capable of transporting natural gas throughout the western portion of Texas, including the Waha Hub where other pipelines may be accessed for transportation to western markets, exports to Mexico, the Houston Ship Channel market to the east and the Mid-Continent market to the north. Our intrastate natural gas pipeline assets also have access to the Hugoton and Central Kansas Uplift Basins in Kansas.

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

Growth Projects - The WesTex pipeline expansion is a wholly owned project. Roadrunner is a 50 percent-owned joint venture equity-method investment project.

WesTex Pipeline Expansion - In October 2016, the WesTex pipeline expansion was completed for approximately $55 million, excluding capitalized interest, ahead of original schedule and below cost estimates. This expansion increased the pipeline capacity by 260 MMcf/d.

Roadrunner - Phase I and Phase II of the Roadrunner pipeline were completed in March and October 2016, respectively, for total project costs of approximately $200 million and $210 million, respectively, excluding capitalized interest. Phase II of Roadrunner was completed ahead of original schedule and below cost estimates. The current capacity of Roadrunner is 570 MMcf/d. Construction of Phase III of Roadrunner is planned for completion in 2019, which is expected to increase capacity by 70 MMcf/d and have total project costs of approximately $30 million to $40 million.

We made contributions of approximately $4.4 million to Roadrunner in the three months ended March 31, 2017. During the three months ended March 31, 2016, we made no contributions to Roadrunner.

Selected Financial Results - The following table sets forth certain selected financial results and operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2017 vs. 2016
Financial Results	2017	2016	Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$82.0	$67.8	$14.2	21%
Storage revenues	14.2	15.5	(1.3)	(8%)
Natural gas sales and other revenues	10.6	2.7	7.9	*
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	(16.6)	(3.9)	12.7	*
Operating costs	(31.8)	(27.5)	4.3	16%
Equity in net earnings from investments	23.2	16.8	6.4	38%
Other	1.4	2.9	(1.5)	(52%)
Adjusted EBITDA	$83.0	$74.3	$8.7	12%
Capital expenditures	$25.0	$17.9	$7.1	40%
* Percentage change is greater than 100 percent.
See reconciliation of net income to adjusted EBITDA in the “Adjusted EBITDA” section.

Due to the nature of our business, changes in commodity prices and sales volumes affect natural gas sales and cost of sales and fuel and therefore the impact is largely offset between these line items.
Adjusted EBITDA increased $8.7 million for the three months ended March 31, 2017, compared with the same period in 2016, primarily as a result of the following:

•	an increase of $9.9 million from higher transportation services due primarily to increased firm demand charge contracted capacity; and

•	an increase of $6.4 million in equity earnings due primarily to higher firm transportation revenues on Roadrunner; offset partially by

•	an increase of $4.3 million in operating costs due primarily to higher ad valorem taxes and employee-related costs; and

•	a decrease of $3.0 million due to gains on sales of excess natural gas in storage in the first quarter 2016.

Capital expenditures increased for the three months ended March 31, 2017, compared with the same period in 2016, due primarily to the timing of maintenance projects.

Selected Operating Information - The following table sets forth selected operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended
	March 31,
Operating Information (a)	2017	2016
Natural gas transportation capacity contracted (MDth/d)	6,757	6,156
Transportation capacity subscribed	97%	93%
Average natural gas price
Mid-Continent region ($/MMBtu)	$2.76	$1.82
(a) - Includes volumes for consolidated entities only.

Our natural gas pipelines primarily serve end users, such as natural gas distribution and electric-generation companies, that require natural gas to operate their businesses regardless of location price differentials. The development of shale and other resource areas has continued to increase available natural gas supply, and we expect producers to demand incremental transportation services in the future as additional supply is developed. The abundance of natural gas supply and regulations on emissions from coal-fired electric-generation plants may also increase the demand for our services from electric-generation companies as they convert to a natural gas fuel source. Overall, our contracted transportation capacity and fee-based earnings in this segment increased in connection with the October 2016 completion of our WesTex pipeline expansion.

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

A reconciliation of net income, the nearest comparable GAAP financial performance measure, to adjusted EBITDA for the three months ended March 31, 2017 and 2016, is as follows:

	Three Months Ended
	March 31,
	2017	2016
Reconciliation of net income to adjusted EBITDA	(Thousands of dollars)
Net income	$270,026	$256,286
Add:
Interest expense, net of capitalized interest	90,707	92,555
Depreciation and amortization	98,626	93,736
Income taxes	3,837	2,028
Other noncash items and equity AFUDC	958	(19)
Adjusted EBITDA	$464,154	$444,586
Reconciliation of segment adjusted EBITDA to adjusted EBITDA
Segment adjusted EBITDA:
Natural Gas Gathering and Processing	$103,967	$100,035
Natural Gas Liquids	278,229	270,169
Natural Gas Pipelines	82,958	74,339
Total segment adjusted EBITDA	465,154	444,543
Other	(1,000)	43
Adjusted EBITDA	$464,154	$444,586

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

We had working capital (defined as current assets less current liabilities) deficits of $1.6 billion and $1.7 billion as of March 31, 2017, and December 31, 2016, respectively. Although working capital is influenced by several factors, including, among other things, (i) the timing of (a) scheduled debt payments, (b) the collection and payment of accounts receivable and payable, and (c) equity and debt issuances, and (ii) the volume and cost of inventory and commodity imbalances, our working capital deficit at March 31, 2017, and at December 31, 2016, was driven primarily by current maturities of long-term debt and short-term borrowings. We may have working capital deficits in future periods as we continue to finance our capital-growth projects and repay long-term debt, often initially with short-term borrowings. Our decision to utilize short-term borrowings rather than long-term debt, due to more favorable interest rates, contributes to our working capital deficit. We do not expect this working capital deficit to have an adverse impact to our cash flows or operations.

At March 31, 2017, we had $1.3 billion of commercial paper outstanding, $14 million of letters of credit issued and no borrowings outstanding under our Partnership Credit Agreement. At March 31, 2017, we had approximately $8.5 million of cash and cash equivalents and approximately $1.1 billion of borrowing capacity under the Partnership Credit Agreement.

For additional information on our Partnership Credit Agreement, see Note E of the Notes to Consolidated Financial Statements in this Quarterly Report.

Currently, borrowings under our Partnership Credit Agreement, Term Loan Agreement and our senior notes are nonrecourse to ONEOK, and ONEOK does not guarantee our debt, commercial paper or other similar commitments. Following the completion of the Merger Transaction described in Note B of the Notes to Consolidated Financial Statements in this Quarterly Report, we, ONEOK and the Intermediate Partnership expect to issue, to the extent not already in place, guarantees of the indebtedness of ONEOK and ONEOK Partners.

In April 2017, ONEOK entered into the 2017 Credit Agreement with a syndicate of banks, to replace the existing ONEOK credit facility and the Partnership Credit Agreement, effective upon the closing of the Merger Transaction described in Note B and the termination of the existing ONEOK credit facility and the Partnership Credit Agreement. ONEOK’s obligations under the 2017 Credit Agreement will be guaranteed by ONEOK Partners and the Intermediate Partnership.

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

Debt issuances and maturities - In the first quarter 2016, we entered into the $1.0 billion Term Loan Agreement with a syndicate of banks and drew the full $1.0 billion available under the agreement. We used the proceeds to repay $650 million of senior notes, which matured in February 2016, to repay amounts outstanding under our commercial paper program and for general partnership purposes. The Term Loan Agreement matures in January 2019 and bears interest at LIBOR plus 130 basis points based on our current credit ratings. The Term Loan Agreement contains an option, which may be exercised up to two times, to extend the term of the loan, in each case, for an additional one-year term subject to approval of the banks. The Term Loan Agreement allows prepayment of all or any portion outstanding, without penalty or premium, and contains substantially the same covenants as those contained in our Partnership Credit Agreement. In April 2017, we entered into the first amendment to the Term Loan Agreement which, among other things, will add ONEOK as a guarantor to the Term Loan Agreement effective upon the closing of the Merger Transaction described in Note B.

We expect to repay our $400 million, 2.0 percent senior notes due October 1, 2017, with a combination of cash on hand and short-term borrowings.

For additional information on our long-term debt, including our Term Loan Agreement, see Note E of the Notes to Consolidated Financial Statements in this Quarterly Report.

Equity issuances - We have an “at-the-market” equity program for the offer and sale from time to time of our common units, up to an aggregate amount of $650 million. The program allows us to offer and sell our common units at prices we deem appropriate through a sales agent. Sales of common units are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common units under the program. At March 31, 2017, we had approximately $138 million of registered common units available for issuance through our “at-the-market” equity program.

During the three months ended March 31, 2017, and the year ended December 31, 2016, no common units were sold through our “at-the-market” equity program.

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

Capital expenditures, excluding AFUDC and capitalized interest, were $112.6 million and $195.9 million for the three months ended March 31, 2017 and 2016, respectively.

The following table sets forth our 2017 projected growth and maintenance capital expenditures, excluding AFUDC and capitalized interest:

2017 Projected Capital Expenditures	Growth	Maintenance	Total
(Millions of dollars)
Natural Gas Gathering and Processing	$170-$210	$45-$50	$215-$260
Natural Gas Liquids	$160-$200	$55-$60	$215-$260
Natural Gas Pipelines	$50-$70	$30-$35	$80-$105
Other	—	$10-$15	$10-$15
Total projected capital expenditures	$380-$480	$140-$160	$520-$640

Credit Ratings - Our long-term debt credit ratings as of April 24, 2017, are shown in the table below:

Rating Agency	Rating
Moody’s	Baa2
S&P	BBB

Our commercial paper program is rated Prime-2 by Moody’s and A-2 by S&P. Moody’s and S&P affirmed our current credit ratings and revised our outlook to stable from negative in October and December 2016, respectively, citing our considerable reduction of commodity price risk and focus on growth opportunities within our operating footprint. In February 2017, in conjunction with the announcement of the Merger Transaction, S&P affirmed our credit ratings and outlook, and Moody’s placed our credit ratings under review for downgrade.

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

For the three months ended March 31, 2017 and 2016, our cash distributions exceeded our cash flows from operations and, as a result, we utilized cash from operations, our commercial paper program and distributions received from our equity-method investments to fund our cash distributions, short-term liquidity needs and capital projects. We expect increases in cash flows from operations in the remainder of 2017, compared with the first quarter of 2017, due primarily to new plant connections, increased ethane recovery and new well connections that we expect will provide higher volumes in our Natural Gas Gathering and Processing and Natural Gas Liquids segments. We also experienced severe winter weather in the Williston Basin in the first quarter 2017, which had an unfavorable impact on our volumes and cash flows from operations.

The following table sets forth cash distributions paid, including our general partner’s incentive distribution rights, during the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
	(Millions of dollars)
Common unitholders	$168.1	$168.1
Class B unitholders	57.7	57.7
General partner	107.2	107.2
Noncontrolling interests	1.2	2.5
Total cash distributions paid	$334.2	$335.5

In the three months ended March 31, 2017 and 2016, cash distributions paid to our general partner included incentive distributions of $100.5 million and $100.5 million, respectively.

In April 2017, our general partner declared a cash distribution of $0.79 per unit ($3.16 per unit on an annualized basis) for the first quarter 2017, which will be paid on May 15, 2017, to unitholders of record at the close of business on May 1, 2017.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

			Variances
	Three Months Ended		2017 vs. 2016
	March 31,		Favorable (Unfavorable)
	2017	2016
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$280.3	$266.3	$14.0
Investing activities	(109.4)	(169.5)	60.1
Financing activities	(162.8)	(92.0)	(70.8)
Change in cash and cash equivalents	8.1	4.8	3.3
Cash and cash equivalents at beginning of period	0.4	5.1	(4.7)
Cash and cash equivalents at end of period	$8.5	$9.9	$(1.4)

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

Cash flows from operating activities, before changes in operating assets and liabilities, were $371.6 million for the three months ended March 31, 2017, compared with $349.8 million for the same period in 2016. The increase is due primarily to higher fees resulting from contract restructuring in our Natural Gas Gathering and Processing segment, higher transportation services due to increased firm demand charge contracted capacity in our Natural Gas Pipelines segment and increased optimization and marketing activities in our Natural Gas Liquids segment resulting from wider location price differentials, offset partially by lower volumes due to severe winter weather in our Natural Gas Gathering and Processing segment as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities decreased operating cash flows $91.3 million for the three months ended March 31, 2017, compared with a decrease of $83.5 million for the same period in 2016. This change is due primarily to the change in accounts receivable, accounts payable, and other accruals and deferrals resulting from the timing of receipt of cash from customers and payments to vendors, suppliers and other third parties, the change in natural gas and NGLs in storage, which vary from period to period and vary with changes in commodity prices, and the change in risk-management assets and liabilities related to our interest-rate swaps.

Investing Cash Flows - Cash used in investing activities decreased to $109.4 million for the three months ended March 31, 2017, compared with $169.5 million for the same period in 2016, due primarily to projects placed in service in 2016 and fewer well connections in our Natural Gas Gathering and Processing segment due to the impact of severe winter weather in the Williston Basin in the first quarter 2017.

Financing Cash Flows - Cash used in financing activities increased to $162.8 million for the three months ended March 31, 2017, compared with $92.0 million for the same period in 2016, due primarily to the impact of drawing on our Term Loan Agreement in the first quarter 2016 to repay long-term debt and borrowings under our commercial paper program.

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

•	difficulties or delays experienced by trucks, railroads or pipelines in delivering products to or from our terminals or pipelines;

•	changes in demand for the use of natural gas, NGLs and crude oil because of market conditions caused by concerns about climate change;

•	conflicts of interest between us, our general partner, ONEOK Partners GP, and related parties of ONEOK Partners GP;

•	the impact of unforeseen changes in interest rates, debt and equity markets, inflation rates, economic recession and other external factors over which we have no control;

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

COMMODITY PRICE RISK

As part of our hedging strategy, we use commodity derivative financial instruments and physical-forward contracts described in Note D of the Notes to the Consolidated Financial Statements in this Quarterly Report to minimize the impact of near-term price fluctuations of natural gas, NGLs and condensate.

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

The following tables set forth hedging information for our Natural Gas Gathering and Processing segment’s forecasted equity volumes for the periods indicated:

	Nine Months Ending December 31, 2017
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	8.0	$0.51	/ gallon	89%
Condensate (MBbl/d) - WTI-NYMEX	1.8	$44.88	/ Bbl	78%
Natural gas (BBtu/d) - NYMEX and basis	73.0	$2.63	/ MMBtu	97%

	Year Ending December 31, 2018
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	1.9	$0.68	/ gallon	22%
Condensate (MBbl/d) - WTI-NYMEX	0.6	$56.80	/ Bbl	25%
Natural gas (BBtu/d) - NYMEX and basis	49.7	$2.80	/ MMBtu	74%

Our Natural Gas Gathering and Processing segment’s commodity price sensitivity is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at March 31, 2017. Condensate sales are typically based on the price of crude oil. We estimate the following for our forecasted equity volumes, including the effects of hedging information set forth above, and assuming normal operating conditions:

•
a $0.01 per-gallon change in the composite price of NGLs would change adjusted EBITDA for the nine months ending December 31, 2017, and for the year ending December 31, 2018, by approximately $0.3 million and $1.9 million, respectively;

•
a $1.00 per-barrel change in the price of crude oil would change adjusted EBITDA for the nine months ending December 31, 2017, and for the year ending December 31, 2018, by approximately $0.3 million and $0.8 million, respectively; and

•
a $0.10 per-MMBtu change in the price of residue natural gas would change adjusted EBITDA for the nine months ending December 31, 2017, and for the year ending December 31, 2018, by approximately $0.1 million and $0.6 million, respectively.

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

The following tables set forth hedging information related to purchased put options to reduce commodity price sensitivity associated with certain POP with fee contracts:

	Nine Months Ending December 31, 2017
	Volumes Hedged	Average Strike Price		Fair Value Asset at March 31, 2017
				(Millions of dollars)
Natural gas (BBtu/d) - NYMEX	147.3	$2.47	/ MMBtu	$0.8

See Note D of the Notes to Consolidated Financial Statements in this Quarterly Report for more information on our hedging activities.

INTEREST-RATE RISK

We are exposed to interest-rate risk through our Partnership Credit Agreement, commercial paper program, Term Loan Agreement and long-term debt issuances. Future increases in LIBOR, corporate commercial paper rates or investment-grade corporate bond rates could expose us to increased interest costs on future borrowings. We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. As of March 31, 2017, and December 31, 2016, we had interest-rate swaps with notional amounts totaling $1 billion to hedge the variability of our LIBOR-based interest payments and forward-starting interest-rate swaps with notional amounts totaling $1.2 billion to hedge the variability of interest payments on a portion of our forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. All of our interest-rate swaps are designated as cash flow hedges. At March 31, 2017, we had derivative assets of $47.9 million and derivative liabilities of $11.3 million related to these interest-rate swaps. At December 31, 2016, we had derivative assets of $47.5 million and derivative liabilities of $12.8 million related to these interest-rate swaps.

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

Customer concentration - For the three months ended March 31, 2017, no single customer represented more than 10 percent of our consolidated revenues and only 24 customers individually represented one percent or more of our consolidated revenues, the majority of which are investment-grade customers, as rated by S&P, Moody’s or our comparable internal ratings, or secured by letters of credit or other collateral.

Natural Gas Gathering and Processing - Our Natural Gas Gathering and Processing segment’s customers are crude oil and natural gas producers, which include both large integrated and independent exploration and production companies. We are not typically exposed to material credit risk with producers under POP with fee contracts as we sell the commodities and remit a portion of the sales proceeds back to the producer customer. For the three months ended March 31, 2017 and 2016, approximately 99 percent of the downstream commodity sales in our Natural Gas Gathering and Processing segment were made to investment-grade customers, as rated by S&P, Moody’s or our comparable internal ratings, or were secured by letters of credit or other collateral.

Natural Gas Liquids - Our Natural Gas Liquids segment’s customers are primarily NGL and natural gas gathering and processing companies; large integrated and independent crude oil and natural gas production companies; propane distributors; ethanol producers; and petrochemical, refining and NGL marketing companies. We earn fee-based revenue from NGL and natural gas gathering and processing customers and natural gas liquids pipeline transportation customers. We are not typically exposed to material credit risk on the majority of our exchange services fee revenues, as we purchase NGLs from our gathering and processing customers and deduct our fee from the amounts we remit. We also earn sales revenue on the downstream sales of NGL products. For the three months ended March 31, 2017 and 2016, approximately 80 percent of our commodity sales were made to investment-grade customers, as rated by S&P, Moody’s or our comparable internal ratings, or were secured by letters of credit or other collateral. In addition, the majority of our Natural Gas Liquids segment’s pipeline tariffs provide us the ability to require security from shippers.

Natural Gas Pipelines - Our Natural Gas Pipelines segment’s customers are primarily local natural gas distribution companies, electric-generation facilities, large industrial companies, municipalities, irrigation customers and marketing companies. For the three months ended March 31, 2017 and 2016, approximately 85 percent of our revenues in this segment were from investment-grade customers, as rated by S&P, Moody’s or our comparable internal ratings, or were secured by letters of credit or other collateral. In addition, the majority of our Natural Gas Pipelines segment’s pipeline tariffs provide us the ability to require security from shippers.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Additional information about our legal proceedings is included in Note K of the Notes to Consolidated Financial Statements in this Quarterly Report and under Part I, Item 3, Legal Proceedings, in our Annual Report.

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

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three months ended March 31, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016; (iv) Consolidated Balance Sheets at March 31, 2017, and December 31, 2016; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; (vi) Consolidated Statements of Changes in Equity for the three months ended March 31, 2017 and 2016; and (vii) Notes to Consolidated Financial Statements. We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

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

ONEOK Partners, L.P.
	By:	ONEOK Partners GP, L.L.C., its General Partner

Date: May 3, 2017		By:	/s/ Derek S. Reiners
Derek S. Reiners
Senior Vice President,
Chief Financial Officer and Treasurer
(Signing on behalf of the Registrant)